Form 10-Q
period 1996-06-30
FBL FINANCIAL GROUP INC
filed 1996-08-14
CIK 1012771

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996
                                   ----------------

                                          or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   -----------------   -------------------------

                          Commission File Number:  1-11917
                                                 ---------

                              FBL Financial Group, Inc.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1411715
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5400 University Avenue, West Des Moines, Iowa                              50266
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                    (515) 225-5400
- --------------------------------------------------------------------------------
                (Regristrant's telephone number, including area code)


- --------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   [ ] Yes  [ ] No

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,666,810 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of July 30, 1996.

Item 1. FINANCIAL STATEMENTS

                              FBL FINANCIAL GROUP, INC.

                             CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     JUNE 30,      DECEMBER 31,
                                                                      1996             1995
                                                                --------------------------------
                                                                   (Unaudited)
 ASSETS
 Investments:
  Fixed maturities:
   Held for investment, at amortized cost (market: 1996 -
    $717,841; 1995 - $712,476)                                   $     716,132    $     683,149
   Available for sale, at market (amortized cost: 1996 -
    $1,393,300; 1995 - $1,325,608)                                   1,400,057        1,393,060
  Equity securities, at market (cost: 1996 - $86,917; 1995 -
   $77,038)                                                             98,041           83,714
  Held in inventory, at estimated fair value (amortized cost:
   1996 - $20,343; 1995 - $21,555)                                      23,311           21,913
  Mortgage loans on real estate                                        276,828          266,623
  Investment real estate, less allowances for depreciation of
   $1,936 in 1996 and $1,839 in 1995                                    28,974           28,604
  Policy loans                                                         118,076          116,107
  Other long-term investments                                           11,153            2,892
  Short-term investments                                                57,532           50,061
                                                                --------------------------------
 Total investments                                                   2,730,104        2,646,123


 Securities and indebtedness of related parties                         56,696           74,506
 Accrued investment income                                              33,343           32,711
 Accounts and notes receivable                                           1,918            2,009
 Amounts receivable from affiliates                                      9,071            2,422
 Reinsurance recoverable                                                35,090           31,845
 Deferred policy acquistion costs                                      156,205          135,061
 Value of insurance in force acquired                                   19,484           14,449
 Property and equipment, less allowances for depreciation of
  $46,034 in 1996 and $45,417 in 1995                                   61,463           60,184
 Current income taxes recoverable                                       10,713           14,114
 Goodwill, less accumulated amortization of $1,862 in 1996
  and $1,556 in 1995                                                    10,036           10,342
 Other assets                                                           19,089           22,296
 Assets held in separate accounts                                       59,406           44,789



                                                                --------------------------------
 Total assets                                                    $   3,202,618    $   3,090,851
                                                                --------------------------------
                                                                --------------------------------


                              FBL FINANCIAL GROUP, INC.

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       JUNE 30,            DECEMBER 31,
                                                                         1996                 1995
                                                                     --------------------------------
                                                                      (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
   Policy liabilities and accruals:
    Future policy benefits:
     Universal life and annuity products                              $  1,444,455      $  1,394,116
     Traditional life insurance and accident and health products           667,327           651,827
     Unearned revenue reserve                                               18,622            17,350
    Other policy claims and benefits                                         9,357             8,149
    Reserves and unearned premiums on property-casualty
     policies                                                               65,301            45,890
                                                                     --------------------------------
                                                                         2,205,062         2,117,332
   Other policyholders' funds:
    Supplementary contracts without life contingencies                     121,504           114,471
    Advance premiums and other deposits                                     87,116            87,093
    Accrued dividends                                                       12,474            13,678
                                                                     --------------------------------
                                                                           221,094           215,242

   Long-term debt                                                           11,117            12,604
   Amounts payable to affiliates                                            13,060            10,443
   Deferred income taxes                                                    31,126            39,645
   Other liabilities                                                        90,818            81,995
   Liabilities related to separate accounts                                 59,406            44,789
                                                                     --------------------------------
  Total liabilities                                                      2,631,683         2,522,050

  Commitments and contingencies

  Minority interest in subsidiaries                                          4,803             4,503

  Stockholders' equity:
   Preferred Stock, without par value - authorized 10,000,000
    shares, no shares issued and outstanding                                   -                 -
   Common Stock, par value $100.00 per share - authorized
    100,000 shares, issued and outstanding 11,929.90 shares
    in 1995                                                                    -               1,193
   Class A Common Stock, without par value - authorized
    88,500,000 shares, issued and outstanding 22,666,810
    shares in 1996                                                         143,773               -
   Class B Common Stock, without par value - authorized
    1,500,000 shares, issued and outstanding 1,192,990 shares
    in 1996                                                                  7,567               -
   Additional paid-in capital                                                  -             145,288
   Net unrealized investment gains                                          10,318            37,807
   Retained earnings                                                       404,474           380,010
                                                                     --------------------------------
  Total stockholders' equity                                               566,132           564,298
                                                                     --------------------------------
  Total liabilities and stockholders' equity                          $  3,202,618      $  3,090,851
                                                                     --------------------------------
                                                                     --------------------------------



                               SEE ACCOMPANYING NOTES.

                              FBL FINANCIAL GROUP, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                         1996           1995           1996            1995
                                                                   --------------------------     --------------------------
 Revenues:
  Universal life and annuity product charges                        $    11,140     $   11,118     $   22,457      $   21,750
  Traditional life insurance premiums                                    24,515         21,025         43,646          39,252
  Accident and health premiums                                            2,945          2,718          5,597           5,101
  Property-casualty premiums                                              4,629          4,867          8,927           9,190
  Net investment income                                                  52,208         52,824        104,636         100,861
  Realized gains (losses) on investments                                  1,515            988           (583)          2,838
  Other income                                                            5,988          7,301         11,580          14,439
                                                                   --------------------------     --------------------------
 Total revenues                                                         102,940        100,841        196,260         193,431

 Benefits and expenses:
  Universal life and annuity benefits                                    29,678         27,418         60,031          54,489
  Traditional life insurance and accident and health
   benefits                                                              13,924         13,883         26,020          26,598
  Increase in traditional life and accident and health future
   policy benefits                                                       10,065          9,256         15,359          13,718
  Distributions to participating policyholders                            6,919          6,350         13,394          12,955
  Losses and loss adjustment expenses incurred on
   property-casualty policies                                             3,594          3,620          6,805           6,594
  Underwriting, acquisition and insurance expenses                       15,399         18,174         31,179          38,647
  Interest expense                                                          146            342            373             698
  Other expenses                                                          4,633          4,287          8,560           8,287
                                                                   --------------------------     --------------------------
 Total benefits and expenses                                             84,358         83,330        161,721         161,986
                                                                   --------------------------     --------------------------
                                                                         18,582         17,511         34,539          31,445

 Income taxes                                                            (5,798)        (5,813)       (11,487)        (10,661)
 Minority interest in earnings of subsidiaries                                              (2)          (268)           (278)
 Equity income (loss), net of related income taxes                          791           (631)         1,680            (398)
                                                                   --------------------------     --------------------------
 Net income                                                         $    13,575     $   11,065     $   24,464      $   20,108
                                                                   --------------------------     --------------------------
                                                                   --------------------------     --------------------------

 Net income per common share (after giving effect
  for 2,000-for-1 stock split):
   Weighted average shares outstanding                               23,859,800     23,453,600     23,859,800      23,453,600
                                                                   --------------------------     --------------------------
                                                                   --------------------------     --------------------------
   Net income per common share                                      $      0.57     $     0.47     $     1.03      $     0.86
                                                                   --------------------------     --------------------------
                                                                   --------------------------     --------------------------




                               SEE ACCOMPANYING NOTES.

                              FBL FINANCIAL GROUP, INC.

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              1996           1995
                                                                      -----------------------------
 COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of period                                         $      146,481   $    142,199
   Recapitalization, conversion of common stock                              (146,481)           -
                                                                      -----------------------------
  Balance, end of period                                               $          -     $    142,199
                                                                      -----------------------------
                                                                      -----------------------------

 CLASS A COMMON STOCK
  Balance, beginning of period                                         $          -     $        -
   Recapitalization, conversion of common stock                               139,157            -
   Adjustment resulting from capital transaction of equity investee             4,616            -
                                                                      -----------------------------
  Balance, end of period                                               $      143,773   $        -
                                                                      -----------------------------
                                                                      -----------------------------

 CLASS B COMMON STOCK
  Balance, beginning of period                                         $          -     $        -
   Recapitalization, conversion of common stock                                 7,324            -
   Adjustment resulting from capital transaction of equity investee               243            -
                                                                      -----------------------------
  Balance, end of period                                               $        7,567   $        -
                                                                      -----------------------------
                                                                      -----------------------------

 NET UNREALIZED INVESTMENT GAINS (LOSSES)
  Balance, beginning of period                                         $       37,807   $    (31,838)
   Change in net unrealized investment gains/losses                           (27,489)        52,941
                                                                      -----------------------------
  Balance, end of period                                               $       10,318   $     21,103
                                                                      -----------------------------
                                                                      -----------------------------

 RETAINED EARNINGS
  Balance, beginning of period                                         $      380,010   $    320,382
   Net income                                                                  24,464         20,108
                                                                      -----------------------------
  Balance, end of period                                               $      404,474   $    340,490
                                                                      -----------------------------
                                                                      -----------------------------



                               SEE ACCOMPANYING NOTES.

                              FBL FINANCIAL GROUP, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         1996           1995
                                                                   ----------------------------
   OPERATING ACTIVITIES
    Net income                                                      $    24,464   $       20,108
    Adjustments to reconcile net income to net cash provided
     by operating activities:
     Adjustments related to interest sensitive products:
      Interest credited to account balances                              50,828           47,041
      Charges for mortality and administration                          (22,938)         (22,173)
      Deferral of unearned revenues                                         875              868
      Amortization of unearned revenue reserve                             (394)            (445)
     Provision for depreciation and amortization                          8,431            7,950
     Net gains related to investments held in inventory                  (3,501)          (3,254)
     Realized losses (gains) on investments                                 583           (2,838)
     Increase in traditional, accident and health and property-
      casualty benefit accruals                                          34,760           13,643
     Policy acquisition costs deferred                                  (16,805)         (12,393)
     Amortization of deferred policy acquition costs                      5,460            5,209
     Provision for deferred income taxes                                  3,665           (1,549)
     Other                                                                4,553              177
                                                                    ----------------------------
   Net cash provided by operating activities                             89,981           52,344

   INVESTING ACTIVITIES
   Sale, maturity or repayment of investments:
    Fixed maturities - held for investment                               20,893            8,165
    Fixed maturities - available for sale                               127,152          140,066
    Equity securities                                                    14,938           18,140
    Held in inventory                                                     7,003            3,603
    Mortgage loans on real estate                                        11,380           12,811
    Investment real estate                                                1,389            4,042
    Policy loans                                                         13,311           13,298
    Other long-term investments                                             428            2,774
    Short-term investments-net                                                -           64,782
                                                                    ----------------------------
                                                                        196,494          267,681
   ACQUISITION OF INVESTMENTS:
    Fixed maturities - held for investment                              (53,643)        (101,822)
    Fixed maturities - available for sale                              (198,453)        (199,265)
    Equity securities                                                   (20,580)         (15,924)
    Held in inventory                                                    (4,900)          (6,299)
    Mortgage loans on real estate                                       (18,450)          (8,289)
    Investment real estate                                               (1,997)          (2,767)
    Policy loans                                                        (15,280)         (15,210)
    Other long-term investments                                              (3)               -
    Short-term investments-net                                           (7,471)               -
                                                                   ----------------------------
                                                                       (320,777)        (349,576)


                              FBL FINANCIAL GROUP, INC.

                               (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       1996        1995
                                                                ----------------------------
   INVESTING ACTIVITIES (CONTINUED)
   Proceeds from disposal, repayments of advances and other
    distributions from entities accounted for by the equity
    method                                                           17,141           19,792
   Investments in and advances to entities account for by the
    equity method                                                    (5,939)         (15,385)
   Other                                                             (4,627)          (2,409)
                                                                ----------------------------
   Net cash used in investing activities                           (117,708)         (79,897)

   FINANCING ACTIVITIES
   Receipts from interest sensitive products credited to
    policyholder account balances                                   123,905          114,971
   Return of policyholder account balances on interest
    sensitive products                                              (94,423)         (82,457)
   Proceeds from short-term borrowings                                    -                8
   Repayment of short-term borrowings                                     -           (6,396)
   Repayments of long-term debt                                      (1,487)          (4,264)
   Distributions to minority interests                                 (268)            (272)
                                                                ----------------------------
   Net cash provided by financing activities                         27,727           21,590
                                                                ----------------------------
   Decrease in cash and cash equivalents                                  -           (5,963)

   Cash and cash equivalents at beginning of period                       -            5,963
                                                                ----------------------------
   Cash and cash equivalents at end of period                   $         -   $            -
                                                                ----------------------------
                                                                ----------------------------

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest                                                    $       300   $          680
    Income taxes                                                      5,272           11,657



                               SEE ACCOMPANYING NOTES.

                              FBL FINANCIAL GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                    JUNE 30, 1996

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's initial registration statement on Form S-1.

2.  RECAPITALIZATION AND PREFERRED STOCK EXCHANGE

On March 12, 1996, the Company's stockholders approved a change to the Company's capital structure and a related revision to the Company's Articles of Incorporation (the recapitalization). The restated Articles of Incorporation authorize the Company to issue 88,500,000 shares of Class A Common Stock, without par value; 1,500,000 shares of Class B Common Stock, without par value, and 10,000,000 shares of Preferred Stock. Pursuant to the recapitalization, each outstanding share of Common Stock prior to recapitalization was converted on a pro rata basis to 1,900 shares of Class A Common Stock and 100 shares of Class B Common Stock. The weighted average number of shares and amounts reported for earnings per share have been restated to give retroactive effect to the stock split resulting from the recapitalization.

On April 29, 1996, the Company designated 5,000,000 shares of its preferred stock as Series A Preferred Stock and on July 18, 1996, such shares were exchanged for 5,000,000 shares of Class A Common Stock. Each share of Series A Preferred Stock has a liquidation preference of $20 and voting rights similar to that of Class A Common Stock. The Series A Preferred Stock pays cumulative annual cash dividends of $1 per share, payable quarterly in cash, and is redeemable by the Company at $20 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

Holders of the Class A Common Stock and Series A Preferred Stock, together as a group, and Class B Common Stock are entitled to vote as separate classes on all issues, except that only holders of the Class A Common Stock and Series A Preferred Stock vote for the election of Class A Directors (three to five) and only holders of the Class B Common Stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of the Company's Class B Common Stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation maintaining control of the Company. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

                              FBL FINANCIAL GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


3. INVESTMENT OPERATIONS

Fixed maturity securities (bonds and redeemable preferred stocks) that the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, net of related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. Equity securities (common and non-redeemable preferred stocks) are reported at market. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity.
 Net unrealized investment gains as reported were comprised of the following:

                                            JUNE 30,     DECEMBER 31,
                                              1996          1995
                                            -------------------------
Unrealized appreciation on fixed maturity
 and equity securities available for sale   $   17,881     $   74,128
Adjustments for assumed changes in
 amortization pattern of:
  Deferred policy acquisition costs             (2,901)       (12,700)
  Value of insurance in force acquired             498         (4,451)
  Unearned revenue reserve                         398          1,189
Provision for deferred income taxes             (5,558)       (20,359)
                                            -------------------------
Net unrealized investment gains             $   10,318     $   37,807
                                            -------------------------
                                            -------------------------

In February 1996, an equity investee of the Company completed an initial public offering which resulted in an increase of $4,859, net of $2,617 in taxes, in the Company's share of the investee's stockholders' equity. This increase was credited directly to common stock, allocated proportionately among Class A Common Stock and Class B Common Stock based on shares outstanding. As a result of the public offering, the Company's voting stock interest in the investee declined to an amount less than 20%. Accordingly, the Company discontinued the use of the equity method of accounting for this investment and has classified the investment as equity securities in the balance sheet for that portion of the investment (carrying value $13,871 at June 30, 1996) that is available for sale and as a long-term investment in the balance sheet for that portion (carrying value $8,725 and market value $53,050 at June 30, 1996) that the Company is restricted from selling within one year due to trading restrictions under applicable securities laws. At December 31, 1995, the investment had a carrying value of $4,891 and was classified as securities and indebtedness of related parties in the balance sheet.

                              FBL FINANCIAL GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


4.  PROPERTY-CASUALTY REINSURANCE POOL PARTICIPATION

Property-casualty business written by Utah Farm Bureau Insurance Company (Utah Insurance), a subsidiary of the Company, is pooled with business written by several property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. In accordance with retrospective accounting for reinsurance assumed, the property-casualty operating results included in the consolidated statement of operations for the six month period ended June 30, 1996 includes that amount applicable to 8% of the reinsurance pool and the operating results applicable to the increase in the pooling percentage for the period ($779 loss before income taxes) has been deferred and will be amortized over the premium paying period of the underlying policies (generally 6 to 12 months). Subsequent to June 30, 1996, Utah Insurance will record 20% of the reinsurance pool results, with the exception of development on loss and loss adjustment expense reserves relating to claims incurred prior to January 1, 1996, of which Utah Insurance's participation will remain
at 8%.   On June 30, 1996, the Company recorded additional investments
($13,475 million), deferred policy acquisition costs ($1,618), other assets ($1,381), reserves and unearned premiums on property-casualty policies ($16,845) and other liabilities ($408) as a result of the increase in the reinsurance pool participation percentage.

5.  CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $48,229 from the FHLB as of June 30, 1996. At June 30, 1996, the Company had no outstanding borrowings under this credit arrangement.

6.  COMMITMENTS AND CONTINGENCIES

In connection with the sale of certain real estate property, Rural Security Life Insurance Company, a subsidiary of the Company that was liquidated in 1995, agreed to act as guarantor of a mortgage loan between the purchaser and a bank. Farm Bureau Life Insurance Company (Farm Bureau Life) has now taken the position of Rural Security Life Insurance Company with respect to the guarantee.
Pursuant to the agreement, the Company, through Farm Bureau Life, is required to deposit securities in a trust in an amount at least equal to the outstanding balance of the mortgage loan. Should the purchaser default on the mortgage, the bank has the ability to withdraw the securities at which time the Company would secure a first interest in the underlying property. At June 30, 1996, the outstanding balance of the mortgage loan is $4,839. The mortgage loan, which is current at June 30, 1996, requires monthly payments at the lenders' prime commercial rate through December 31, 1996, at which time a balloon payment of $4,563 is due.

In connection with the sale of the aforementioned real estate property, a subsidiary of the Company entered into a real estate management agreement whereby it agreed to pay any cash flow deficiencies (as defined in the agreement) through 1997. The agreement also provided that the subsidiary would receive 35% of any excess cash flow generated during the same period. At June 30, 1996, the Company assessed the probability and amount of future cash payments pursuant to the agreement and determined that an accrual of $141 was appropriate. While such future amounts are subject to the actual experience of the underlying retail facility, management believes that assumptions utilized in establishing the accrual are reasonable in all material respects.

In the normal course of business, the Company may be involved in litigation

                              FBL FINANCIAL GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


6.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 1996, management is not aware of any claims for which a material loss is reasonably possible.

Assessments are, from time to time, levied on the insurance subsidiaries of the Company by life and health guaranty associations in most states in which the subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Assessments have not been material to the Company's financial statements prior to 1991. However, the economy and other factors have caused a number of failures of substantially larger companies since that time. The Company has not been able to reasonably estimate potential future assessments, so no amounts have been provided for in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN. UNLESS NOTED OTHERWISE, ALL REFERENCES INCLUDED HEREIN TO THE COMPANY INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND WESTERN FARM BUREAU LIFE INSURANCE COMPANY (WESTERN LIFE) (COLLECTIVELY, THE LIFE COMPANIES) AND ITS PROPERTY-CASUALTY INSURANCE SUBSIDIARY, UTAH FARM BUREAU INSURANCE COMPANY (UTAH INSURANCE).

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

A summary of the Company's premiums and product charges is as follows:

                                                SIX MONTHS ENDED JUNE 30,
                                                -------------------------
                                                  1996            1995
                                                 -------         -------
                                                 (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Universal life and annuity product charges   $22,457         $21,750
    Traditional life insurance premiums           43,646          39,252
    Accident and health premiums                   5,597           5,101
    Property-casualty premiums                     8,927           9,190
                                                 -------         -------
         Total                                   $80,627         $75,293
                                                 -------         -------
                                                 -------         -------

Premiums and product charges increased $5.3 million, or 7.1%, to $80.6 million for the 1996 period compared to $75.3 million for the 1995 period. This increase consisted primarily of a $5.1 million, or 8.4%, increase in traditional life insurance premiums and universal life and annuity product charges which, management believes, is principally attributable to the introduction of a new incentive agent compensation program effective January 1, 1996 and to more effective and increased training of its agency force. In addition, cost of insurance charges on universal life products increased $205,000 during the 1996 period compared to the 1995 period as a result of an increase of business inforce, partially offset by a decrease in cost of insurance rates ranging from 4% to 12% which took effect March 14, 1996. Accident and health premiums increased $496,000, or 9.7%, due to new sales coupled with favorable persistency. Property-casualty premiums decreased $263,000, or 2.9%, due to the Company's nonrenewal of certain unaffiliated reinsurance assumed contracts and premium rate decreases on workers' compensation insurance. Although the life and property-casualty insurance industries are competitive, the Company has not experienced any unusual pricing pressures in its lines of business or in the states in which it conducts operations.

Net investment income increased $3.7 million, or 3.7%, to $104.6 million for the 1996 period compared to $100.9 million for the 1995 period. The increase resulted principally from a 10.1% increase in average invested assets, excluding invested assets of FBL Ventures of South Dakota Inc. (FBL Ventures), a venture capital subsidiary, to $2,689 million in the 1996 period from $2,442 million in the 1995 period, partially offset by a 50 basis point decline in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.67% in the 1996 period from 8.17% in the 1995 period. The increase in average invested assets is attributable to net positive cash flows from operating activities totaling $144.0 million during the period from June 30, 1995 to June 30, 1996 and to net positive cash flows from interest sensitive products totaling $47.0 million during the same period. The decline in yield on average invested assets is primarily the result of investing a majority of these positive cash flows and cash from investing activities in lower yielding securities due principally to market interest rates during the period from June 30, 1995 to June 30, 1996 being lower than the average effective yield of the investment portfolio. Also contributing to the increase in net investment income was a $382,000 increase in the net investment income of FBL Ventures to $3.4 million in the 1996 period from $3.0 million in the 1995 period. See "-- Adjusted Operating Income."

Realized gains (losses) on investments decreased $3.4 million, or 120.5%, to a loss of $583,000 for the 1996 period compared to a gain of $2.8 million for the 1995 period. The decrease resulted primarily from the timing of the sale of certain fixed maturity and equity securities. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income decreased $2.8 million, or 19.8%, to $11.6 million for the 1996 period compared to $14.4 million for the 1995 period due primarily to a $2.1 million decrease in commission income from the sale of unaffiliated insurers' medical products. Effective January 1, 1996, a majority of these products are
marketed through Farm Bureau Mutual Insurance Company, an affiliate.   In
addition, rental and leasing income decreased approximately $382,000 due principally to a decline in assets being leased.

A summary of the Company's policy benefits is as follows:

                                               SIX MONTHS ENDED JUNE 30,
                                               -------------------------
                                                  1996            1995
                                                --------        --------
                                                 (DOLLARS IN THOUSANDS)
Policy benefits:
    Universal life and annuity benefits          $60,031         $54,489
    Traditional life insurance and accident
      and health benefits                         26,020          26,598
    Increase in benefit reserves                  15,359          13,718
    Distributions to participating
      policyholders                               13,394          12,955
    Property-casualty losses and loss
      adjustment expenses                          6,805           6,594
                                                --------        --------
         Total                                  $121,609        $114,354
                                                --------        --------
                                                --------        --------

Policy benefits increased $7.2 million, or 6.3%, to $121.6 million for the 1996 period compared to $114.4 million for the 1995 period. Included in this increase was a $5.5 million increase in universal life and annuity benefits consisting of a $4.2 million increase in interest credited to these contracts and a $1.3 million increase in universal life death benefits. The increase in interest credited is principally attributable to a larger volume of business in force as the Company's interest crediting rates were relatively consistent during the periods. The weighted average crediting rate for the Company's annuity liabilities decreased to 6.55% for the 1996 period from 6.58% for the 1995 period, and the weighted average crediting rate for the Company's universal life liabilities increased to 6.66% from 6.63% for the respective periods. The interest crediting rates changed slightly despite a 36 basis point decrease in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due primarily to the timing of the Company's adjustments to its interest crediting rates for fluctuations in portfolio yield.
Traditional life and accident and health policy benefits increased $1.1 million, or 2.6%, consisting of a $1.6 million increase in the change in the reserves on those products, a $922,000 decrease in surrender benefits and a $344,000 net increase in other benefits. Distributions to policyholders increased to $13.4 million from $13.0 million due to an increase in the amount of participating business in force, partially offset by a reduction in the average dividend rate credited to these policies to 6.36% from 6.49%. Losses and loss adjustment expenses incurred on property-casualty policies increased to $6.8 million, or 3.2%, in the 1996 period from $6.6 million in the 1995 period. The loss and loss adjustment expense ratio increased in the 1996 period to 76.2% from 71.8% in the 1995 period primarily due to less favorable weather conditions resulting in property losses in the 1996 period.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                               SIX MONTHS ENDED JUNE 30,
                                               -------------------------
                                                  1996            1995
                                                --------        --------
                                                 (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance
  expenses:
    Commission expense, net of deferrals        $ 5,015         $ 4,219
    Amortization of deferred policy acquisition
     costs                                        5,460           5,209
    Other underwriting, acquisition and
     insurance expenses, net of deferrals        20,704          29,219
                                                --------        --------
      Total                                     $31,179         $38,647
                                                --------        --------
                                                --------        --------

Commission expense increased $796,000, or 18.9%, to $5.0 million for the 1996 period compared to $4.2 million for the 1995 period. This increase is primarily attributable to a change in the Company's incentive agent compensation program effective January 1, 1996, under which agency managers are paid overwrite commissions on first year and renewal premiums rather than a base salary. Also contributing to the increase in commission expense is a 5.3% increase in direct life insurance premiums collected in the 1996 period compared to the 1995 period.

Amortization of deferred policy acquisition costs increased $251,000, or 4.8%, to $5.5 million for the 1996 period compared to $5.2 million for the 1995 period principally due to a greater volume of business in force, partially offset by a $977,000 reduction in amortization due to realized gains (losses) on investments.

Other underwriting, acquisition and insurance expenses decreased $8.5 million, or 29.1%, to $20.7 million for the 1996 period compared to $29.2 million for the 1995 period. This decrease is primarily attributable to new marketing agreements with Farm Bureau property-casualty insurance companies doing business in the Company's marketing territory whereby the property-casualty insurance companies develop and manage the Company's agency force for a fee based on first year life insurance premiums and annuity deposits. As a result of the agreements, various fixed marketing costs that were charged to expense in the 1995 period have been replaced by lower fees ($1.6 million for the 1996 period) which vary based on premium volume and are deferred and amortized with other policy acquisition costs. In addition, expense reductions were realized as a result of discontinuing the sale of unaffiliated insurers' medical products (see discussion regarding other income above). Also, approximately $2.4 million of the decrease is attributable to the elimination of an agent bonus program in 1996, one-time severance benefit payments to certain employees in the 1995 period and a decrease in defined benefit plan expense allocated to the Company. Furthermore, amortization of value of insurance in force acquired decreased $503,000 in the 1996 period compared to the 1995 period due to the impact of realized gains and losses on investments.

Interest expense decreased $325,000, or 46.6%, to $373,000 for the 1996 period compared to $698,000 for the 1995 period due principally to a decline in the average long-term debt balance outstanding to $11.8 million during the 1996 period from $16.8 million during the 1995 period.

Other expenses increased $273,000, or 3.3%, to $8.6 million for the 1996 period compared to $8.3 million for the 1995 period due principally to an increase in the level of investment advisory and management services provided to affiliates and other third parties.

Pretax income before minority interest in earnings of subsidiaries and equity income increased $3.1 million, or 9.8%, to $34.5 million for the 1996 period compared to $31.4 million for the 1995 period. This increase was primarily the result of improved profitability of the life insurance operations offset, in part, by the impact of realized gains and losses on investments.

Income taxes increased $826,000, or 7.7%, to $11.5 million for the 1996 period compared to $10.7 million for the 1995 period. The effective tax rate for the 1996 period was 33.3% compared to 33.9% for the 1995 period. The effective tax rate during both periods was lower than the federal statutory rate of 35% primarily due to tax exempt interest and dividend income offset, in part, by state income taxes.

Net income increased $4.4 million, or 21.7%, to $24.5 million for the 1996 period compared to $20.1 million in the 1995 period. The increase was the result of the increases in pretax income discussed above and a $2.1 million increase in equity income. The increase in equity income resulted primarily from one general partnership investment.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

A summary of the Company's premiums and product charges is as follows:

                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                  1996            1995
                                                 -------         -------
                                                 (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Universal life and annuity product charges   $11,140         $11,118
    Traditional life insurance premiums           24,515          21,025
    Accident and health premiums                   2,945           2,718
    Property-casualty premiums                     4,629           4,867
                                                 -------         -------
         Total                                   $43,229         $39,728
                                                 -------         -------
                                                 -------         -------

Premiums and product charges increased $3.5 million, or 8.8%, to $43.2 million for the second quarter of 1996 compared to $39.7 million for the second quarter of 1995 due to the reasons cited above for the six month periods.

Net investment income decreased $616,000, or 1.2%, to $52.2 million for the second quarter of 1996 compared to $52.8 million for the second quarter of 1995. The decrease resulted principally from a $1.6 million decrease in the net investment income of FBL Ventures to $1.6 million in the second quarter of 1996 from $3.2 million in the second quarter of 1995. In addition, the Company's annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) declined 54 basis points to 7.70% in the second quarter of 1996 from 8.24% in the second quarter of 1995. These decreases were partially offset by an 8.8% increase in average invested assets, excluding invested assets of FBL Ventures, to $2,703 million in the second quarter of 1996 from $2,485 million in the second quarter of 1995. The decline in yield on average invested assets and the increase in average invested assets is due primarily to the factors described above for the six month periods. See "-- Adjusted Operating Income."

Realized gains on investments increased $527,000, or 53.3%, to $1.5 million for the second quarter of 1996 compared to $988,000 for the second quarter of 1995. The increase resulted primarily from the timing of the sale of certain fixed maturity and equity securities. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income decreased $1.3 million, or 18.0%, to $6.0 million for the second quarter of 1996 compared to $7.3 million for the second quarter of 1995 as a result of the factors described above for the six month periods.

A summary of the Company's policy benefits is as follows:

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                        -----------------------------
                                                                            1996            1995
                                                                        ------------     ------------
                                                                            (DOLLARS IN THOUSANDS)
Policy benefits:
    Universal life and annuity benefits                                   $  29,678       $  27,418
    Traditional life insurance and accident and health benefits              13,924          13,883
    Increase in benefit reserves                                             10,065           9,256
    Distributions to participating policyholders                              6,919           6,350
    Property-casualty losses and loss adjustment expenses                     3,594           3,620
                                                                        ------------     ------------
         Total                                                            $  64,180       $  60,527
                                                                        ------------     ------------
                                                                        ------------     ------------

Policy benefits increased $3.7 million, or 6.0%, to $64.2 million for the second quarter of 1996 compared to $60.5 million for the second quarter of 1995. Universal life and annuity benefits, traditional life insurance and accident and health benefits and distributions to participating policyholders increased primarily due to the same reasons cited above for the six month periods. Losses and loss adjustment expenses incurred on property-casualty policies decreased $26,000 in the second quarter of 1996 compared to the second quarter of 1995 despite less favorable weather conditions due to improved underwriting results on reinsurance business assumed. Overall, the loss and loss adjustment expense ratio increased in the second quarter of 1996 to 77.6% from 74.4% in the second quarter of 1995.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                               THREE  MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                  1996           1995
                                                              -------------  -------------
                                                                 (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
   Commission expense, net of deferrals                         $   2,572      $   2,330
   Amortization of deferred policy acquisition costs                2,775          2,568
   Other underwriting, acquisition and insurance expenses,
    net of deferrals                                               10,052         13,276
                                                              -------------  -------------
       Total                                                    $  15,399      $  18,174
                                                              -------------  -------------
                                                              -------------  -------------

Commission expense increased $242,000, or 10.4%, to $2.6 million for the second quarter of 1996 compared to $2.3 million for the second quarter of 1995 principally due to the same factors noted above for the six month periods.

Amortization of deferred policy acquisition costs increased $207,000, or 8.1%, to $2.8 million for the second quarter of 1996 compared to $2.6 million for the second quarter of 1995 principally due to a greater volume of business in force, partially offset by a $447,000 reduction in amortization due to realized gains (losses) on investments.

Other underwriting, acquisition and insurance expenses decreased $3.2 million, or 24.3%, to $10.1 million for the second quarter of 1996 compared to $13.3 million for the second quarter of 1995 due principally to the reasons cited above for the six month periods.

Interest expense decreased $196,000, or 57.3%, to $146,000 for the second quarter of 1996 compared to $342,000 for the second quarter of 1995 due principally to a decline in the average long-term debt balance outstanding during the periods.

Other expenses increased $346,000, or 8.1%, to $4.6 million for the second quarter of 1996 compared to $4.3 million for the second quarter of 1995 due principally to the reasons cited above for the six month periods.

Pretax income before minority interest in earnings of subsidiaries and equity income increased $1.1 million, or 6.1%, to $18.6 million for the second quarter of 1996 compared to $17.5 million for the second quarter of 1995. This increase was primarily the result of improved profitability of the life insurance operations and the impact of realized gains and losses on investments.

Income taxes decreased $15,000, or 0.3%, to $5.8 million for the second quarter of 1996. The effective tax rate for the second quarter of 1996 was 31.2% compared to 33.2% for the second quarter of 1995. The effective tax rate during both periods was lower than the federal statutory rate of 35% due to tax exempt interest and dividend income offset, in part, by state income taxes.

Net income increased $2.5 million, or 22.7%, to $13.6 million for the second quarter of 1996 compared to $11.1 million in the second quarter of 1995. The increase was the result of the increases in pretax income and equity income discussed above for the six month periods.

ADJUSTED OPERATING INCOME

The following table reflects net income adjusted to eliminate certain items which management believes are not indicative of overall operating trends, including net realized gains on investments (less that portion of amortization of deferred policy acquisition costs and value of insurance in force acquired and income taxes attributable to such gains) and net income (loss) from a venture capital investment company subsidiary:


                                        THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                       ---------------------------- ---------------------------
                                          1996           1995           1996           1995
                                      -----------    -----------    -----------    -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income                              $  13,575      $  11,065      $  24,464      $  20,108

Adjustments:

 Net realized (gains) losses on
  investments (1)                          (1,098)          (464)           (98)        (1,270)

 Net (income) loss from FBL Ventures       (1,145)        (1,897)        (2,230)        (1,830)
                                      -----------    -----------    -----------    -----------

Adjusted operating income               $  11,332      $   8,704      $  22,136      $  17,008
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

Adjusted operating income per
 common share                           $    0.47      $    0.37      $    0.93      $    0.73
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------


(1) Represents realized gains on investments less that portion of amortization of deferred policy acquisition costs and value of insurance in force acquired and income taxes attributable to such gains.

FBL Ventures is a wholly owned investment company subsidiary of Farm Bureau Life which invests in start-up and mezzanine level venture capital investments in various sectors. Operating results of FBL Ventures are recognized in accordance with accounting principles for investment companies and, as such, unrealized and realized gains and losses on investments are included in net investment income. Because of the venture capital nature of the underlying investments, the results of FBL Ventures tend to fluctuate significantly from year to year and need to be evaluated over a much longer period of time. Therefore, the net income (loss) is not included in adjusted operating income. As of June 30, 1996, FBL Ventures had venture capital investments of $21.3 million, consisting of 29 private equity securities issued by 21 companies. Of the 21 companies in which FBL Ventures held investments on June 30, 1996, 6 are public and 15 are private. Of the aggregate value of $21.3 million, investment in publicly traded companies comprised $8.2 million and investment in non-publicly traded companies comprised $13.1 million. The number and percent of companies by industry and the value of the investment by industry was as follows:

                                                     PERCENT OF
                                                        TOTAL
                                                      CARRYING       CARRYING
     INDUSTRY                              NUMBER       VALUE          VALUE
   -------------------------------------  ----------  ------------  ------------

                                                                    (DOLLARS IN
                                                                     THOUSANDS)

     Communications technology                  5           14.5    $    3,084

     Computer hardware/software                 4           15.2         3,220

     Biotechnology                              5           21.2         4,507

     Health care/services/technology            5           36.8         7,819

     Specialty retail                           1            9.4         2,000

     Agriculture                                1            2.9           620

It is anticipated that during 1996 all or substantially all of the investments of FBL Ventures will be sold to a venture capital subsidiary of Farm Bureau Mutual Insurance Company at their carrying value, which management believes approximates fair value. Accordingly, the sale will not have a significant effect on the Company's operating results. The proceeds from the sale are expected to be invested in fixed maturity securities and mortgage loans. Management believes the sale of FBL Venture's investments will provide the Company with more consistent and predictable investment returns and will facilitate the Company's asset/liability management process.

PROPERTY-CASUALTY REINSURANCE POOL PARTICIPATION
Property-casualty business written by Utah Insurance is pooled with business written by several property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. In accordance with retrospective accounting for reinsurance assumed, the property-casualty operating results included in the consolidated statement of operations for the six month period ended June 30, 1996 includes that amount applicable to 8% of the reinsurance pool and the operating results applicable to the increase in the pooling percentage for the period ($779 loss before income taxes) has been deferred and will be amortized over the premium paying period of the underlying policies (generally 6 to 12 months). Subsequent to June 30, 1996, Utah Insurance will record 20% of the reinsurance pool results, with the exception of development on loss and loss adjustment expense reserves relating to claims incurred prior to January 1, 1996, of which Utah Insurance's participation will remain at 8%.

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.
FBL Financial Group, Inc.'s cash flow from operations will consist of dividends from subsidiaries, if declared and paid, and fees which it will charge the various operating subsidiaries and affiliates for management of their operations, offset by the expenses incurred for salaries and other expenses related to providing such services.

No dividends were paid in the six month periods ended June 30, 1996 or 1995 by FBL Financial Group, Inc. to its stockholders. In the future, FBL Financial Group, Inc. will rely primarily on dividends from the Life Companies to make any dividend payments to its stockholders. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders'surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12 month period ending the December 31 of the preceding year. For the remainder of 1996, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $33.5 million from Farm Bureau Life and $5.7 million from Western Life. Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet its obligations.

INSURANCE OPERATIONS
The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the six month period ended June 30, 1996, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For property-casualty operations the major sources of cash inflow are premiums and investment income. Major sources of cash outflow are losses and loss adjustment expenses paid and other underwriting expenses. As with the Life Companies, the liquidity position of Utah Insurance continued to be favorable in the six month period ended June 30, 1996, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations.

For all insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the insurance companies' operations provided funds amounting to $90.6 million and $52.4 million in the six month periods ended June 30, 1996 and 1995, respectively. Cash inflows from financing activities are the result of the significant growth in net deposits to policyholder account balances for both universal life insurance and annuities during the six month periods ended June 30, 1996 and 1995. These funds, along with the excess operating cash inflows, were primarily used to increase the insurance companies' fixed maturity investment portfolios.

Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance. The Life Companies continually monitor benefit and claim statistics to provide projections of future cash requirements. As part of this monitoring process, the Life Companies perform cash flow testing of their assets and liabilities under various scenarios to evaluate the adequacy of reserves.
In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported borrowing capacity of $48.2 million as of June 30, 1996. Interest is payable at a current rate upon issuance. As of June 30, 1996, no line of credit agreement was open and there were no borrowings outstanding.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities and its insurance products, are adequate to meet the Company's anticipated short-term cash obligations. The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of June 30, 1996, the Company had no material commitments for capital expenditures.

INVESTMENTS
The Company's total investment portfolio increased $84.0 million, or 3.2%, to $2,730 million at June 30, 1996 compared to $2,646 million at December 31, 1995. This increase is primarily the result of positive cash flows from operations and net deposits to policyholder account balances offset, in part, by a $56.2 million decrease in unrealized appreciation on fixed maturity and equity securities available for sale. In addition, investments increased $13.5 million as a result of cash received in connection with the increase in Utah Insurance's reinsurance pool percentage.

The Company's investment portfolio is managed by its internal investment professionals. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the Company's investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for expected liability durations and other requirements.

The Company's investment portfolio is summarized in the table below:


                                      AS OF JUNE 30, 1996      AS OF DECEMBER 31, 1995
                                  ------------------------    ------------------------
                                    CARRYING                    CARRYING
                                      VALUE       PERCENT         VALUE       PERCENT
                                  ------------   ---------    ------------    --------
                                                   (DOLLARS IN THOUSANDS)
Fixed maturities:
     Public                       $1,633,340       59.8%      $1,597,236       60.4%
     Private placement               316,225       11.6          335,905       12.7
     144A private placement          166,624        6.1          143,068        5.4
                                  ------------   ---------    ------------    --------
   Total fixed maturities          2,116,189       77.5        2,076,209       78.5
Equity securities                     98,041        3.6           83,714        3.1
Held in inventory (1)                 23,311        0.9           21,913        0.8
Mortgage loans on real estate        276,828       10.1          266,623       10.1
Investment real estate
   Acquired for debt                   2,292        0.1            2,220        0.1
   Investment                         26,682        1.0           26,384        1.0
Policy loans                         118,076        4.3          116,107        4.4
Other long-term investments           11,153        0.4            2,892        0.1
Short-term investments                57,532        2.1           50,061        1.9
                                  ------------   ---------    ------------    --------
     Total investments            $2,730,104      100.0%      $2,646,123      100.0%
                                  ------------   ---------    ------------    --------
                                  ------------   ---------    ------------    --------

(1) Held in inventory includes equity securities owned by FBL Ventures totaling $21.3 million and $20.1 million at June 30, 1996 and December 31, 1995, respectively.

As of June 30, 1996, 91.7% (based on carrying value) of the fixed maturity securities were investment grade debt securities, being in the highest two NAIC designations. Non-investment grade debt securities generally provide higher yields and involve greater risk than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC 3 through 6).
As of June 30, 1996, the Company's investment in non-investment grade debt was 8.3% of fixed maturity securities. At that time no single non-investment grade holding exceeded .5% of total investments.

The following table sets forth the credit quality, by NAIC designation and S&P rating equivalents, of fixed maturity securities:


                    FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                   AS OF JUNE 30, 1996
                                              ----------------------------
     NAIC                                        CARRYING
  DESIGNATION    EQUIVALENT S&P RATING (1)         VALUE          PERCENT

- --------------- ---------------------------   --------------     ----------
                                                  (DOLLARS IN THOUSANDS)
       1    (AAA, AA, A)                       $1,365,653           64.5%
       2    (BBB)                                 576,231           27.2
                                              --------------    ----------
            Total investment grade              1,941,884           91.7
       3    (BB)                                  101,412            4.8
       4    (B)                                    69,747            3.3
       5    (CCC, CC, C)                            1,626            0.1
       6    In or near default                      1,520            0.1
                                              --------------    ----------
            Total below investment grade          174,305            8.3
                                              --------------    ----------
            Total fixed maturities             $2,116,189          100.0%
                                              --------------    ----------
                                              --------------    ----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturity and equity securities at June 30, 1996:


                                                                    HELD FOR INVESTMENT
                                                  -------------------------------------------------------
                                                                    GROSS         GROSS         ESTIMATED
                                                   AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                                     COST           GAINS         LOSSES         VALUE
                                                 ----------     ----------     ----------     ----------
 Bonds:
   United States Government and agencies --
   mortgage-backed securities                      $218,819         $5,912        $(2,127)      $222,604

 Industrial and miscellaneous:
   Mortgage-backed securities                       492,303          8,685        (11,101)       489,887

   Other                                              5,010            350            (10)         5,350
                                                 ----------     ----------     ----------     ----------
Total fixed maturities                             $716,132        $14,947       $(13,238)      $717,841
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------



                                                                       AVAILABLE FOR SALE
                                                 --------------------------------------------------------
                                                                  GROSS          GROSS        ESTIMATED
                                                 AMORTIZED     UNREALIZED      UNREALIZED       MARKET
                                                    COST          GAINS          LOSSES         VALUE
                                                -----------    -----------    -----------    -----------
Bonds:
  United States Government and agencies:
       Mortgage-backed securities                   $83,574         $3,127          $(920)       $85,781
       Other                                        133,518            537         (2,769)       131,286
    State, municipal and other governments           65,212            715         (1,929)        63,998
    Public utilities                                187,829          4,379         (3,634)       188,574
    Industrial and miscellaneous:
       Mortgage and asset-backed securities         157,101          1,975         (3,294)       155,782
       Other                                        732,414         25,032        (17,257)       740,189
  Redeemable preferred stock                         33,652          1,328           (533)        34,447
                                                -----------    -----------    -----------    -----------
  Total fixed maturities                         $1,393,300        $37,093       $(30,336)    $1,400,057
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------

  Equity securities                                 $86,917        $23,676       $(12,552)       $98,041
                                                -----------    -----------    -----------    -----------
                                                -----------    -----------    -----------    -----------



The carrying value of the Company's portfolio of fixed maturity securities by contractual maturity are shown below:

                   REMAINING MATURITY OF FIXED MATURITY SECURITIES
                                                         AS OF JUNE 30, 1996
                                                    --------------------------
                                                       CARRYING
      MATURITY OF FIXED MATURITY SECURITIES              VALUE       PERCENT
- --------------------------------------------------  ------------   -----------
                                                        (DOLLARS IN THOUSANDS)
   Due in one year or less                           $   43,428        2.1%
   Due after one year through five years                189,454        9.0
   Due after five years through ten years               283,546       13.4
   Due after ten years                                  612,629       28.9
                                                   ------------   -----------
                                                      1,129,057       53.4
   Mortgage and asset-backed securities                 952,685       45.0
   Redeemable preferred stocks                           34,447        1.6
                                                   ------------   -----------
         Total                                       $2,116,189      100.0%
                                                   ------------   -----------
                                                   ------------   -----------

Mortgage-backed securities constitute a significant portion of the Company's portfolio of securities. These mortgage-backed securities are diversified as to collateral types, cash flow characteristics, and maturity. At June 30, 1996, the Company held $529.5 million (19.4% of total investments) in residential mortgage-backed securities and $298.5 million (10.9% of total investments) in commercial mortgage-backed securities.

At June 30, 1996, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $471.8 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayment of principal does not occur until the previous tranches are paid off. As of June 30, 1996, 79.6% of the Company's CMO investments are in PAC and sequential pay securities.
The Company does not purchase certain types of collateralized mortgage obligations. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At June 30, 1996, the Company held $276.8 million, or 10.1% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 1996, mortgages more than 60 days delinquent accounted for 1.2% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at June 30, 1996 include Mountain (26%) which includes Arizona, Colorado, Idaho, New Mexico, Nevada, Utah and Wyoming; Pacific (23%) which includes California and Oregon; and West South Central (18%) which includes Texas and Oklahoma. Mortgage loans on real estate have also been analyzed by collateral type with office buildings (41%) and retail facilities (34%) representing the largest holdings at June 30, 1996.

The Company's investment portfolio at June 30, 1996, also included $57.5 million of short-term investments, plus $217.1 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At June 30, 1996, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 7.9 years. Based on the results of the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed maturity portfolio was 4.6 as of June 30, 1996.

OTHER ASSETS
Securities and indebtedness of related parties decreased $17.8 million, or 23.9%, due to the repayment of several lines of credit and the reclassification of an equity investment resulting from a reduction in the Company's voting stock interest in the equity investee to an amount less than 20%. Deferred policy acquisitions costs increased $21.1 million, or 15.7%, due primarily to new sales and an adjustment ($9.8 million increase) related to the valuation of fixed maturity securities designated as available for sale. Value of insurance in force acquired increased $5.0 million, or 34.8%, principally due to an adjustment ($4.9 million increase) related to the valuation of fixed maturity securities designated as available for sale. At June 30, 1996, the Company had total assets of $3,203 million, a 3.6% increase from total assets at December 31, 1995.

LIABILITIES
Policy liabilities and accruals increased $87.7 million, or 4.1%, due principally to an increase in the volume of business in force. In addition, reserves and unearned premiums on property-casualty policies increased $16.8 million as a result of the increase in Utah Insurance's reinsurance pool percentage. Deferred income taxes decreased $8.5 million, or 21.5%, due primarily to an adjustment ($14.8 million decrease) related to the valuation of fixed maturity and equity securities designated as available for sale offset, in part, by other various temporary differences between recognition of income for book and tax purposes. At June 30, 1996, the Company had total liabilities of $2,632 million, a 4.3% increase from total liabilities at December 31, 1995.

STOCKHOLDERS' EQUITY
     In March 1996, the Company's stockholders approved a change to the Company's capital structure and a related revision to the Company's Articles of Incorporation (the recapitalization). Pursuant to the recapitalization, each outstanding share of Common Stock prior to recapitalization was converted on a pro rata basis to 1,900 shares of Class A Common Stock and 100 shares of Class B Common Stock.

At June 30, 1996, stockholders' equity was $566.1 million, or $23.73 per share, compared to $564.3 million, or $23.65 per share (after giving effect to stock split) at December 31, 1995. The decrease in unrealized appreciation of fixed maturity and equity securities classified as available for sale reduced stockholders' equity $27.5 million, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. During the 1996 period, a credit of $4.9 million was posted directly to stockholders' equity as a result of an initial public offering completed by an equity investee of the Company.



PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27 Financial Data Schedule

(b) Reports on Form 8-K

    None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 14, 1996          FBL FINANCIAL GROUP, INC.



                                  By/s/ Thomas R. Gibson
                                    ----------------------------------------
                                  Executive Vice President, General Manager,
                                  Chief Executive Officer and Director



                                  By/s/ James W. Noyce
                                    ----------------------------------------
                                  Vice President, Chief Financial Officer