Form 10-Q
period 1996-09-30
FBL FINANCIAL GROUP INC
filed 1996-11-08
CIK 1012771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------
                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   -----------------  --------------------

                        Commission File Number:  1-11917

                            FBL Financial Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1411715
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

5400 University Avenue, West Des Moines, Iowa                              50266
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (515) 225-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   / / Yes  / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,666,810 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of October 30, 1996.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             1996           1995
                                                                        ----------------------------
                                                                         (Unaudited)
  ASSETS
  Investments:
    Fixed maturities:
      Held for investment, at amortized cost (market: 1996 -
        $711,101; 1995 - $712,476)                                       $    705,975   $    683,149
      Available for sale, at market (amortized cost: 1996 -
        $1,445,761; 1995 - $1,325,608)                                      1,458,978      1,393,060
    Equity securities, at market (cost: 1996 - $85,076; 1995 -
        $77,038)                                                              120,167         83,714
    Held in inventory, at estimated fair value (amortized cost:
      1996 - $10,473; 1995 - $21,555)                                          14,273         21,913
    Mortgage loans on real estate                                             287,516        266,623
    Investment real estate, less allowances for depreciation of
      $1,729 in 1996 and $1,839 in 1995                                        27,522         28,604
    Policy loans                                                              118,625        116,107
    Other long-term investments                                                 2,009          2,892
    Short-term investments                                                     83,055         50,061
                                                                        ----------------------------
  Total investments                                                         2,818,120      2,646,123

  Cash and cash equivalents                                                     4,563              -
  Securities and indebtedness of related parties                               56,412         74,506
  Accrued investment income                                                    32,342         32,711
  Accounts and notes receivable                                                 3,446          2,009
  Amounts receivable from affiliates                                            8,589          2,422
  Reinsurance recoverable                                                      36,947         31,845
  Deferred policy acquistion costs                                            159,340        135,061
  Value of insurance in force acquired                                         19,783         14,449
  Property and equipment, less allowances for depreciation of
    $46,051 in 1996 and $45,417 in 1995                                        60,793         60,184
  Current income taxes recoverable                                                550         14,114
  Goodwill, less accumulated amortization of $2,017 in 1996
    and $1,556 in 1995                                                          9,881         10,342
  Other assets                                                                 23,774         22,296
  Assets held in separate accounts                                             67,525         44,789


                                                                        ----------------------------
  Total assets                                                           $  3,302,065   $  3,090,851
                                                                        ----------------------------
                                                                        ----------------------------

                            FBL FINANCIAL GROUP, INC.

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             1996           1995
                                                                        ----------------------------
                                                                        (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
    Policy liabilities and accruals:
      Future policy benefits:
        Universal life and annuity products                              $  1,456,308   $  1,394,116
        Traditional life insurance and accident and health products           673,257        651,827
        Unearned revenue reserve                                               18,731         17,350
      Other policy claims and benefits                                         10,539          8,149
      Reserves and unearned premiums on property-casualty
        policies                                                               70,628         45,890
                                                                        ----------------------------
                                                                            2,229,463      2,117,332
    Other policyholders' funds:
      Supplementary contracts without life contingencies                      125,215        114,471
      Advance premiums and other deposits                                      86,492         87,093
      Accrued dividends                                                        12,329         13,678
                                                                        ----------------------------
                                                                              224,036        215,242

    Long-term debt                                                             24,124         12,604
    Amounts payable to affiliates                                              11,474         10,443
    Deferred income taxes                                                      38,329         39,645
    Other liabilities                                                          97,504         81,995
    Liabilities related to separate accounts                                   67,525         44,789
                                                                        ----------------------------
  Total liabilities                                                         2,692,455      2,522,050

  Commitments and contingencies

  Minority interest in subsidiaries                                             4,803          4,503

  Stockholders' equity:
    Preferred stock, without par value, at liquidation value -
      authorized 10,000,000 shares, issued and outstanding
      5,000,000 Series A shares                                               100,000              -
    Common stock, par value $100.00 per share - authorized
      100,000 shares, issued and outstanding 11,929.90 shares
      in 1995                                                                       -          1,193
    Class A Common Stock, without par value - authorized
      88,500,000 shares, issued and outstanding 17,666,810
      shares in 1996                                                           43,773              -
    Class B Common Stock, without par value - authorized
      1,500,000 shares, issued and outstanding 1,192,990 shares
      in 1996                                                                   7,567              -
    Additional paid-in capital                                                      -        145,288
    Net unrealized investment gains                                            29,507         37,807
    Retained earnings                                                         423,960        380,010
                                                                        ----------------------------
  Total stockholders' equity                                                  604,807        564,298
                                                                        ----------------------------
  Total liabilities and stockholders' equity                             $  3,302,065   $  3,090,851
                                                                        ----------------------------
                                                                        ----------------------------

                             SEE ACCOMPANYING NOTES.

                            FBL FINANCIAL GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                               1996           1995           1996           1995
                                                                          --------------------------------------------------------
  Revenues:
    Universal life and annuity product charges                            $    10,661    $    10,645    $    33,118    $    32,395
    Traditional life insurance premiums                                        19,881         18,541         63,527         57,793
    Accident and health premiums                                                2,556          2,474          8,153          7,575
    Property-casualty premiums                                                 12,949          5,120         21,876         14,310
    Net investment income                                                      50,706         56,297        155,342        157,158
    Realized gains on investments                                              16,529          4,034         15,946          6,872
    Other income                                                                6,522          7,282         18,102         21,721
                                                                          --------------------------------------------------------
  Total revenues                                                              119,804        104,393        316,064        297,824

  Benefits and expenses:
    Universal life and annuity benefits                                        29,534         27,748         89,565         82,237
    Traditional life insurance and accident and health
      benefits                                                                 15,167         10,598         41,187         37,196
    Increase in traditional life and accident and health future
      policy benefits                                                           5,715          4,710         21,074         18,428
    Distributions to participating policyholders                                6,052          6,220         19,446         19,175

    Property-casualty losses and loss adjustment expenses                      12,440          4,031         19,245         10,625
    Underwriting, acquisition and insurance expenses                           17,787         17,322         48,966         55,969
    Interest expense                                                              200            142            573            840
    Other expenses                                                              4,464          4,181         13,024         12,468
                                                                          --------------------------------------------------------
  Total benefits and expenses                                                  91,359         74,952        253,080        236,938
                                                                          --------------------------------------------------------
                                                                               28,445         29,441         62,984         60,886

  Income taxes                                                                 (8,692)       (10,099)       (20,179)       (20,760)
  Minority interest in earnings of subsidiaries                                  (180)            (2)          (448)          (280)
  Equity income, net of related income taxes                                      913          2,078          2,593          1,680
                                                                          --------------------------------------------------------
  Net income                                                                   20,486         21,418         44,950         41,526
  Preferred dividend                                                           (1,000)             -         (1,000)             -
                                                                          --------------------------------------------------------
  Net income applicable to common stock                                   $    19,486    $    21,418    $    43,950    $    41,526
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

  Net income per common and common equivalent share
     (after giving effect for 2,000-for-1 stock split):
      Weighted average common shares outstanding                           19,816,593     23,600,273     22,512,468     23,502,491
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------
      Net income per common and common
        equivalent share                                                  $      0.98    $      0.91    $      1.95    $      1.77
                                                                          --------------------------------------------------------
                                                                          --------------------------------------------------------

                             SEE ACCOMPANYING NOTES.

                            FBL FINANCIAL GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1996           1995
                                                                          --------------------------
  PREFERRED STOCK
    Balance, beginning of period                                          $         -    $         -
      Exchange of Class A Common Stock for preferred stock                    100,000              -
                                                                          --------------------------
    Balance, end of period                                                $   100,000    $         -
                                                                          --------------------------
                                                                          --------------------------

  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL
    Balance, beginning of period                                          $   146,481    $   142,199
      Recapitalization, conversion of common stock                           (146,481)             -
      Issuance of 400,000 shares common stock for cash                              -          4,189
                                                                          --------------------------
    Balance, end of period                                                $         -    $   146,388
                                                                          --------------------------
                                                                          --------------------------

  CLASS A COMMON STOCK
    Balance, beginning of period                                          $         -    $         -
      Recapitalization, conversion of common stock                            139,157              -
      Exchange of Class A Common Stock for preferred stock                   (100,000)             -
      Adjustment resulting from capital transaction of equity investee          4,616              -
                                                                          --------------------------
    Balance, end of period                                                $    43,773    $         -
                                                                          --------------------------
                                                                          --------------------------

  CLASS B COMMON STOCK
    Balance, beginning of period                                          $         -    $         -
      Recapitalization, conversion of common stock                              7,324              -
      Adjustment resulting from capital transaction of equity investee            243              -
                                                                          --------------------------
    Balance, end of period                                                $     7,567    $         -
                                                                          --------------------------
                                                                          --------------------------

  NET UNREALIZED INVESTMENT GAINS (LOSSES)
    Balance, beginning of period                                          $    37,807    $   (31,838)
      Change in net unrealized investment gains/losses                         (8,300)        55,782
                                                                          --------------------------
    Balance, end of period                                                $    29,507    $    23,944
                                                                          --------------------------
                                                                          --------------------------

  RETAINED EARNINGS
    Balance, beginning of period                                          $   380,010    $   320,382
      Net income                                                               44,950         41,526
      Preferred dividend                                                       (1,000)             -
                                                                          --------------------------
    Balance, end of period                                                $   423,960    $   361,908
                                                                          --------------------------
                                                                          --------------------------

  TOTAL STOCKHOLDERS' EQUITY                                              $   604,807    $   532,240
                                                                          --------------------------
                                                                          --------------------------

                             SEE ACCOMPANYING NOTES.

                            FBL FINANCIAL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1996           1995
                                                                          --------------------------
  OPERATING ACTIVITIES
  Net income                                                              $    44,950    $    41,526
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Adjustments related to interest sensitive products:
      Interest credited to account balances                                    76,210         71,914
      Charges for mortality and administration                                (33,799)       (33,043)
      Deferral of unearned revenues                                             1,342          1,305
      Amortization of unearned revenue reserve                                   (661)          (657)
    Provision for depreciation and amortization                                11,278         12,661
    Net gains related to investments held in inventory                         (1,647)        (9,868)
    Realized gains on investments                                             (15,946)        (6,872)
    Increase in traditional, accident and health and property-
      casualty benefit accruals                                                45,823         20,625
    Policy acquisition costs deferred                                         (26,266)       (18,223)
    Amortization of deferred policy acquition costs                            10,577          7,762
    Provision for deferred income taxes                                           534          5,401
    Other                                                                      13,464        (13,130)
                                                                          --------------------------
  Net cash provided by operating activities                                   125,859         79,401

  INVESTING ACTIVITIES
  Sale, maturity or repayment of investments:
    Fixed maturities - held for investment                                     31,496         14,267
    Fixed maturities - available for sale                                     199,942        179,044
    Equity securities                                                          47,785         25,579
    Held in inventory                                                          14,533          5,975
    Mortgage loans on real estate                                              16,351         16,460
    Investment real estate                                                      5,075          4,325
    Policy loans                                                               19,828         18,897
    Other long-term investments                                                   712          3,396
    Short-term investments-net                                                      -         57,685
                                                                          --------------------------
                                                                              335,722        325,628
  Acquisition of investments:
    Fixed maturities - held for investment                                    (53,667)      (140,378)
    Fixed maturities - available for sale                                    (322,260)      (240,680)
    Equity securities                                                         (25,186)       (20,746)
    Held in inventory                                                          (5,246)        (9,301)
    Mortgage loans on real estate                                             (36,861)       (12,369)
    Investment real estate                                                     (3,932)        (6,281)
    Policy loans                                                              (22,346)       (20,890)
    Other long-term investments                                                    (3)             -
    Short-term investments-net                                                (32,994)             -
                                                                          --------------------------
                                                                             (502,495)      (450,645)

                            FBL FINANCIAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1996           1995
                                                                          --------------------------
  INVESTING ACTIVITIES (CONTINUED)
  Proceeds from disposal, repayments of advances and other
    distributions from entities accounted for by the equity
    method                                                                     20,156         24,597
  Investments in and advances to entities accounted for by the
    equity method                                                              (8,208)       (16,797)
  Other                                                                        (7,168)        (3,425)
                                                                          --------------------------
  Net cash used in investing activities                                      (161,993)      (120,642)

  FINANCING ACTIVITIES
  Receipts from interest sensitive products credited to
    policyholder account balances                                             170,985        155,727
  Return of policyholder account balances on interest
    sensitive products                                                       (140,460)      (112,921)
  Proceeds from short-term borrowings                                               -              8
  Repayment of short-term borrowings                                                -         (6,396)
  Proceeds from long-term debt                                                 14,000              -
  Repayments of long-term debt                                                 (2,480)        (5,057)
  Distributions to minority interests                                            (348)          (272)
  Issuance of comon stock for cash                                                  -          4,189
  Preferred dividend                                                           (1,000)             -
                                                                          --------------------------
  Net cash provided by financing activities                                    40,697         35,278
                                                                          --------------------------
  Increase (decrease) in cash and cash equivalents                              4,563         (5,963)

  Cash and cash equivalents at beginning of period                                  -          5,963
                                                                          --------------------------
  Cash and cash equivalents at end of period                              $     4,563    $         -
                                                                          --------------------------
                                                                          --------------------------

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                              $       439    $       921
    Income taxes                                                                7,521         15,782

                             SEE ACCOMPANYING NOTES.

                            FBL FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                               SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's initial Registration Statement on Form S-1.

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

On April 29, 1996, the Company designated 5,000,000 shares of its preferred stock as Series A Preferred Stock and on July 18, 1996, such shares were exchanged for 5,000,000 shares of Class A Common Stock. Each share of Series A Preferred Stock has a liquidation preference of $20 and voting rights similar to that of Class A Common Stock. The Series A Preferred Stock pays cumulative annual cash dividends of $1 per share, payable quarterly, and is redeemable by the Company, at the option of the Company, at $20 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization. Dividends paid on preferred stock during the three month period ended September 30, 1996 represent amounts accrued during the period from July 18, 1996 through September 30, 1996.

Holders of the Class A Common Stock and Series A Preferred Stock, together as a group, and Class B Common Stock vote as separate classes on all issues. Only holders of the Class A Common Stock and Series A Preferred Stock vote for the election of Class A Directors (three to five) and only holders of the Class B Common Stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of the Company's Class B Common Stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation maintaining control of the Company. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

                            FBL FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


3.   EARNINGS PER SHARE

Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares (stock options) outstanding during the period after restatement to give retroactive effect to the stock split resulting from the recapitalization. There is no material difference between primary and fully diluted per share amounts. Income available for common stockholders is net of dividends on preferred stock. Net income per common and common equivalent share for the three- and nine-month periods ended September 30, 1996 would have been $1.02 and $2.18, respectively, had the preferred stock exchange been effective January 1, 1996 and preferred dividends accrued since that date.

4.   INVESTMENT OPERATIONS

Fixed maturity securities (bonds and redeemable preferred stocks) that the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, net of related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. Equity securities (common and non-redeemable preferred stocks) are reported at market. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes) is included directly in stockholders' equity.

Net unrealized investment gains as reported were comprised of the following:

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         1996           1995
                                                                    ----------------------------
     Unrealized appreciation  on fixed maturity and equity
       securities available for sale                                  $   48,308     $   74,128
     Adjustments for assumed changes in amortization pattern of:
       Deferred policy acquisition costs                                 (4,110)       (12,700)
       Value of insurance in force acquired                                  712        (4,451)
       Unearned revenue reserve                                              489          1,189
     Provision for deferred income taxes                                (15,892)       (20,359)
                                                                    ----------------------------
     Net unrealized investment gains                                  $   29,507     $   37,807
                                                                    ----------------------------
                                                                    ----------------------------

In February 1996, an equity investee of the Company completed an initial public offering which resulted in an increase of $4,859, net of $2,617 in taxes, in the Company's share of the investee's stockholders' equity. This increase was credited directly to common stock, allocated proportionately among Class A Common Stock and Class B Common

                            FBL FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


4.   INVESTMENT OPERATIONS (CONTINUED)

Stock based on shares outstanding. As a result of the public offering, the Company's voting stock interest in the investee declined to an amount less than 20%. Accordingly, the Company discontinued the use of the equity method of accounting for this investment and, at September 30, 1996, has classified the investment as equity securities (carrying value $45,953) in the consolidated balance sheet. At December 31, 1995, the investment had a carrying value of $4,891 and was classified as securities and indebtedness of related parties in the balance sheet. During the three months ended September 30, 1996, the Company sold approximately 43% of its holding in this investment and realized a gain of $17,002.

5.   PROPERTY-CASUALTY REINSURANCE POOL PARTICIPATION

Property-casualty business written by Utah Farm Bureau Insurance Company (Utah Insurance), a subsidiary of the Company, is pooled with business written by several property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. In accordance with retrospective accounting for reinsurance assumed, the property-casualty operating results for the first six months of 1996 attributable to the increase in the reinsurance pool percentage ($779 loss) has been deferred and is being amortized over the premium paying period of the underlying policies (generally 6 to 12 months). As a result of the increase in the reinsurance pool participation percentage, the Company recorded additional investments ($13,475), deferred policy acquisition costs ($1,618), other assets ($1,381), reserves and unearned premiums on property-casualty policies ($16,845) and other liabilities ($408) . At September 30, 1996, the deferred loss totaled $351.

6.   STOCK COMPENSATION PLAN

The Company has a 1996 Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. On July 18, 1996, the Company granted 600,445 incentive stock options and 197,363 nonqualified stock options with an exercise price equal to market value of the Class A Common Stock on the date of grant ($17.50 per share). Option shares granted to directors are fully vested upon grant and option shares granted to officers and employees generally vest over a five year period contingent upon continued employment with the Company. At September 30, 1996, the Company has 952,192 shares of Class A Common Stock available for grant as additional awards under the Plan. No options were exercised during the three month period ended September 30, 1996.

7.   CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $48,229 from the FHLB as of September 30, 1996. At
September 30, 1996, the Company had no outstanding borrowings under this credit arrangement.

                            FBL FINANCIAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


7.   CREDIT ARRANGEMENTS (CONTINUED)

On September 3, 1996, the Company borrowed $14,000 from a bank under a variable rate (5.73% at September 30, 1996) note due August 20, 1999. Proceeds from the borrowing, which is secured by rentals to be received from operating leases with certain of the Company's subsidiaries and affiliates, have been used to support the increase in Utah Insurance's reinsurance pool participation percentage. An additional borrowing of up to $10,500 is available under the secured note agreement.

8.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 1996, management is not aware of any claims for which a material loss is reasonably possible.

The Company seeks to limit its exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises. Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. No allowance for uncollectible amounts has been established against the Company's asset for reinsurance recoverable since none of the receivables are deemed to be uncollectible.

In connection with an investment in a limited real estate partnership in September 1996, the Company has agreed to pay any cash flow deficiencies of a real estate property owned by the partnership through January 1, 2001. At September 30, 1996, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary.

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

FROM TIME TO TIME, THE COMPANY MAY PUBLISH FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, NEW PRODUCTS, AND SIMILAR MATTERS. THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS. IN ORDER TO COMPLY WITH THE TERMS OF THE SAFE HARBOR, THE COMPANY NOTES THAT A VARIETY OF FACTORS COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND EXPERIENCES TO DIFFER MATERIALLY FROM THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS EXPRESSED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE RISKS AND UNCERTAINTIES THAT MAY AFFECT THE OPERATIONS, PERFORMANCE, DEVELOPMENT AND RESULTS OF THE COMPANY'S BUSINESS INCLUDE THE FOLLOWING:

    - CHANGES TO INTEREST RATE LEVELS AND STOCK MARKET PERFORMANCE MAY IMPACT THE COMPANY'S LAPSE RATES, MARKET VALUE OF INVESTMENT PORTFOLIO AND THE COMPANY'S ABILITY TO SELL ITS LIFE INSURANCE PRODUCTS, NOTWITHSTANDING PRODUCT FEATURES TO MITIGATE THE FINANCIAL IMPACT OF SUCH CHANGES.
    - EXTRAORDINARY ACTS OF NATURE OR MAN MAY RESULT IN HIGHER THAN EXPECTED CLAIM ACTIVITY.
    - CHANGES IN FEDERAL AND STATE INCOME TAX LAWS AND REGULATIONS MAY AFFECT THE RELATIVE TAX ADVANTAGE OF THE COMPANY'S PRODUCTS.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

A summary of the Company's premiums and product charges is as follows:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         1996          1995
                                                    -----------   -----------
                                                     (DOLLARS IN THOUSANDS)
Premiums and product charges:
  Universal life and annuity product charges          $  33,118     $  32,395
  Traditional life insurance premiums                    63,527        57,793
  Accident and health premiums                            8,153         7,575
  Property-casualty premiums                             21,876        14,310
                                                    -----------   -----------
     Total                                           $  126,674    $  112,073
                                                    -----------   -----------
                                                    -----------   -----------

Premiums and product charges increased $14.6 million, or 13.0% to $126.7 million for the 1996 period compared to $112.1 million for the 1995 period. This increase consisted of a $6.5 million, or 7.2%, increase in traditional life insurance premiums and universal life and annuity product charges which, management believes, is principally attributable to implementation of a new incentive agent compensation program effective January 1, 1996, introduction of a uniform portfolio of life insurance and annuity products throughout the Company's marketing territory in March 1996 and more effective and increased training of its agency force. Cost of insurance charges on universal life products decreased $22,000 during the 1996 period compared to the 1995 period despite an increase in business in force as a result of a decrease in cost of insurance rates ranging from 4% to 12% which took effect March 14, 1996. Accident and health premiums increased $578,000, or 7.6%, due to new sales of disability income products coupled with favorable persistency. Property-casualty premiums increased $7.6 million, or 52.9%, primarily due to an increase in Utah Insurance's reinsurance pool participation percentage from 8% to 20%, which resulted in $7.8 million of additional premiums in the third quarter of 1996. See "-- Property-Casualty Reinsurance Pool Participation." This increase was partially offset by the Company's nonrenewal of certain unaffiliated reinsurance assumed contracts and premium rate decreases on workers' compensation insurance. Although the life and property-casualty insurance industries are competitive, the Company has not experienced any unusual pricing pressures in its lines of business or in the states in which it conducts operations.

Net investment income decreased $1.9 million, or 1.2%, to $155.3 million for the 1996 period compared to $157.2 million for the 1995 period. The decrease was predominately the result of gains recognized on one private equity investment held by FBL Ventures of South Dakota Inc. (FBL Ventures), a venture capital subsidiary, during the 1995 period. During the 1996 period, this subsidiary recognized net investment income of $1.5 million compared to $9.5 million for the 1995 period. See "-- Adjusted Operating Income." Also contributing to the decrease was a 43 basis point decline in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.60% in the 1996 period from 8.03% in the 1995 period. These decreases were partially offset by a 10.1% increase in average invested assets, excluding invested assets of FBL Ventures, to $2,724 million in the 1996 period from $2,475 million in the 1995 period. The increase in average invested assets is primarily attributable to net positive cash flows from operating activities totaling $152.9 million during the period from September 30, 1995 to September 30, 1996 and to net positive cash flows from interest sensitive products totaling $37.7 million during the same period. The decline in yield on average invested assets is the result of investing a majority of these positive cash flows and cash from investing activities in lower yielding securities. The newer securities have lower yields due principally to market interest rates during the period from September 30, 1995 to September 30, 1996 being lower than the average effective yield of the investment portfolio and the average yield on those securities maturing or repaid during the period.

Realized gains on investments increased $9.0 million, or 132.0%, to $15.9 million for the 1996 period compared to $6.9 million for the 1995 period. The increase resulted primarily from a $17.0 million gain from sales of a portion of one equity investment in the third quarter of 1996 and the timing of the sale of other equity and fixed maturity securities. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income decreased $3.6 million, or 16.7%, to $18.1 million for the 1996 period compared to $21.7 million for the 1995 period due primarily to a $3.3 million decrease in commission income from the sale of unaffiliated insurers' medical products. Effective January 1, 1996, a majority of these products are marketed through Farm Bureau Mutual Insurance Company, an affiliate. In addition, rental and leasing income decreased approximately $269,000 due principally to a decline in assets being leased.

A summary of the Company's policy benefits is as follows:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1996          1995
                                                    -----------   -----------
                                                      (DOLLARS IN THOUSANDS)
Policy benefits:
  Universal life and annuity benefits                 $  89,565     $  82,237
  Traditional life insurance and accident and
    health benefits                                      41,187        37,196
  Increase in traditional life and accident and
    health future policy benefits                        21,074        18,428
  Distributions to participating policyholders           19,446        19,175
  Property-casualty losses and loss adjustment
    expenses                                             19,245        10,625
                                                    -----------   -----------
     Total                                           $  190,517    $  167,661
                                                    -----------   -----------
                                                    -----------   -----------

Policy benefits increased $22.8 million, or 13.6%, to $190.5 million for the 1996 period compared to $167.7 million for the 1995 period. Included in this increase was a $7.3 million increase in universal life and annuity benefits consisting of a $5.1 million increase in interest credited to these contracts and a $2.2 million increase in universal life death benefits. The increase in interest credited is principally attributable to a larger volume of business in force as the Company's interest crediting rates decreased during the periods. The weighted average crediting rate for the Company's universal life liabilities decreased to 6.59% for the 1996 period from 6.61% for the 1995 period, and the weighted average crediting rate for the Company's annuity liabilities decreased to 6.57% from 6.78% for the respective periods. The decrease in interest crediting rates was less than the decrease (27 basis points) in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due primarily to the timing of the Company's adjustments to its interest crediting rates for fluctuations in portfolio yield. Traditional life and accident and health benefits increased $6.6 million, or 11.9%, consisting of a $2.5 million increase in death benefits, a $2.6 million increase in the change in the reserves on these products, a $1.0 million increase in accident and health benefits and a $449,000 net increase in other benefits. Distributions to policyholders increased to $19.4 million from $19.2 million due to an increase in the amount of participating business in force, partially offset by a reduction in the average dividend rate credited to these policies to 6.11% from 6.49%. Losses and loss adjustment expenses incurred on property-casualty policies increased to $19.2 million, or 81.1%, in the 1996 period from $10.6 million in the 1995 period due primarily to the increase in Utah Insurance's reinsurance pool participation percentage, resulting in $7.6 million of additional losses and loss adjustment expenses. In addition, less favorable weather conditions in the 1996 period caused an increase in property losses, including approximately $800,000 in assumed losses attributable to Hurricane Fran. The loss and loss adjustment expense ratio increased in the 1996 period to 88.0% from 74.2% in the 1995 period.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1996          1995
                                                    -----------   -----------
                                                      (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
  Commission expense, net of deferrals                 $  7,271      $  5,989
  Amortization of deferred policy acquisition costs      10,577         7,762
  Other underwriting, acquisition and insurance
    expenses,net of deferrals                            31,118        42,218
                                                    -----------   -----------
       Total                                          $  48,966     $  55,969
                                                    -----------   -----------
                                                    -----------   -----------

Commission expense increased $1.3 million, or 21.4%, to $7.3 million for the 1996 period compared to $6.0 million for the 1995 period. This increase is primarily attributable to a change in the Company's incentive agent compensation program effective January 1, 1996, under which agency managers are paid overwrite commissions on first year and renewal premiums rather than a base salary. Also contributing to the increase in commission expense is a 6.3% increase in direct life insurance premiums collected in the 1996 period compared to the 1995 period.

Amortization of deferred policy acquisition costs increased $2.8 million, or 36.3%, to $10.6 million for the 1996 period compared to $7.8 million for the 1995 period principally due to the increase in Utah Insurance's reinsurance pool participation which resulted in $2.1 million of additional amortization during the third quarter of 1996. In addition, amortization increased due to a greater volume of business in force, partially offset by a $1.2 million reduction in amortization due to the impact of realized gains and losses on investments.

Other underwriting, acquisition and insurance expenses decreased $11.1 million, or 26.3%, to $31.1 million for the 1996 period compared to $42.2 million for the 1995 period. This decrease is primarily attributable to new marketing agreements with Farm Bureau property-casualty insurance companies doing business in the Company's marketing territory whereby the property-casualty insurance companies develop and manage the Company's agency force for a fee based on first year life insurance premiums and annuity deposits. As a result of the agreements, various fixed marketing costs that were charged to expense in the 1995 period have been replaced by lower fees ($2.5 million for the 1996 period) which vary based on premium volume and are deferred and amortized with other policy acquisition costs. In addition, expense reductions were realized as a result of discontinuing the sale of unaffiliated insurers' medical products (see discussion regarding other income above). Also, approximately $3.3 million of the decrease is attributable to the elimination of an agent bonus program in 1996, one-time severance benefit payments to certain employees in the 1995 period and a decrease in defined benefit plan expense allocated to the Company. Furthermore, amortization of value of insurance in force acquired decreased $704,000 in the 1996 period compared to the 1995 period due to the impact of realized gains and losses on investments. Partially offsetting these decreases was a $511,000 increase in property-casualty underwriting and insurance expenses as a result of the increase in Utah Insurance's reinsurance pool participation percentage.

Interest expense decreased $267,000, or 31.8%, to $573,000 for the 1996 period compared to $840,000 for the 1995 period due principally to a decline in the average long-term debt balance outstanding to $12.9 million during the 1996 period from $15.9 million during the 1995 period.

Other expenses increased $556,000, or 4.5%, to $13.0 million for the 1996 period compared to $12.5 million for the 1995 period due principally to an increase in the level of investment advisory and management services provided to affiliates and other third parties.

Pretax income before minority interest in earnings of subsidiaries and equity income increased $2.1 million, or 3.4%, to $63.0 million for the 1996 period compared to $60.9 million for the 1995 period. This increase was primarily the result of the impact of realized gains on investments offset, in part, by less favorable mortality and loss experience in the 1996 period compared to the 1995 period.

Income taxes decreased $581,000, or 2.8%, to $20.2 million for the 1996 period compared to $20.8 million for the 1995 period. The effective tax rate for the 1996 period was 32.0% compared to 34.1% for the 1995 period. The effective tax rate during both periods was lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income offset, in part, by state income taxes. The decrease in the effective tax rate in the 1996 period compared to the 1995 period is primarily attributable to permanent differences between book and taxable income arising from investment transactions.

Net income applicable to common stock increased $2.5 million, or 5.8%, to $44.0 million for the 1996 period compared to $41.5 million for the 1995 period. The increase was primarily the result of the changes in pretax income and effective tax rate discussed above and a $913,000 increase in equity income. The increase was partially offset by a $1.0 million dividend paid on September 30, 1996 to the Company's preferred stockholder as a result of the exchange of 5,000,000 shares of Class A Common Stock for 5,000,000 shares of Series A Preferred Stock on July 18, 1996. See "Stockholders' Equity."

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

A summary of the Company's premiums and product charges is as follows:

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1996          1995
                                                    -----------   -----------
                                                      (DOLLARS IN THOUSANDS)
Premiums and product charges:
  Universal life and annuity product charges          $  10,661     $  10,645
  Traditional life insurance premiums                    19,881        18,541
  Accident and health premiums                            2,556         2,474
  Property-casualty premiums                             12,949         5,120
                                                    -----------   -----------
       Total                                          $  46,047     $  36,780
                                                    -----------   -----------
                                                    -----------   -----------

Premiums and product charges increased $9.2 million, or 25.2%, to $46.0 million for the third quarter of 1996 compared to $36.8 million for the third quarter of 1995 due to the reasons cited above for the nine month periods.

Net investment income decreased $5.6 million, or 9.9%, to $50.7 million for the third quarter of 1996 compared to $56.3 million for the third quarter of 1995. The decrease resulted principally from an $8.4 million decrease in the net investment income of FBL Ventures to a loss of $1.9 million in the third quarter of 1996 from a gain of $6.5 million in the third quarter of 1995. See "-- Adjusted Operating Income." In addition, the Company's annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) declined 26 basis points to 7.79% in the third quarter of 1996 from 8.05% in the third quarter of 1995. These decreases were partially offset by a 9.0% increase in average invested assets, excluding invested assets of FBL Ventures, to $2,779 million in the third quarter of 1996 from $2,549 million in the third quarter of 1995. The decline in yield on average invested assets and the increase in average invested assets are due primarily to the factors described above for the nine month periods.

Realized gains on investments increased $12.5 million, or 309.7%, to $16.5 million for the third quarter of 1996 compared to $4.0 million for the third quarter of 1995 for the reasons described above for the nine month periods.

Other income decreased $760,000, or 10.4%, to $6.5 million for the third quarter of 1996 compared to $7.3 million for the third quarter of 1995 as a result of the factors described above for the nine month periods.

A summary of the Company's policy benefits is as follows:

                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        1996          1995
                                                    -----------   -----------
                                                      (DOLLARS IN THOUSANDS)
Policy benefits:
  Universal life and annuity benefits                 $  29,534     $  27,748
  Traditional life insurance and accident and
    health benefits                                      15,167        10,598
  Increase in traditional life and accident and
    health future policly benefits                        5,715         4,710
  Distributions to participating policyholders            6,052         6,220
  Property-casualty losses and loss adjustment
    expenses                                             12,440         4,031
                                                    -----------   -----------
       Total                                          $  68,908     $  53,307
                                                    -----------   -----------
                                                    -----------   -----------

Policy benefits increased $15.6 million, or 29.3%, to $68.9 million for the third quarter of 1996 compared to $53.3 million for the third quarter of 1995 due to the same reasons cited above for the nine month periods. The loss and loss adjustment expense ratio in the third quarter of 1996 increased to 96.1% from 78.7% in the third quarter of 1995.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1996          1995
                                                    -----------   -----------
                                                      (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
  Commission expense, net of deferrals                 $  2,256      $  1,769
  Amortization of deferred policy acquisition costs       5,116         2,553
  Other underwriting, acquisition and insurance
    expenses, net of deferrals                           10,415        13,000
                                                    -----------   -----------
       Total                                          $  17,787     $  17,322
                                                    -----------   -----------
                                                    -----------   -----------

Commission expense increased $487,000, or 27.5%, to $2.3 million for the third quarter of 1996 compared to $1.8 million for the third quarter of 1995 principally due to the same factors noted above for the nine month periods.

Amortization of deferred policy acquisition costs increased $2.5 million, or 100.4%, to $5.1 million for the third quarter of 1996 compared to $2.6 million for the third quarter of 1995 principally due to the increase in Utah Insurance's reinsurance pool participation percentage and a greater volume of business in force, partially offset by a $208,000 reduction in amortization due to the impact of realized gains and losses on investments.

Other underwriting, acquisition and insurance expenses decreased $2.6 million, or 19.9%, to $10.4 million for the third quarter of 1996 compared to $13.0 million for the third quarter of 1995 due principally to the reasons cited above for the nine month periods.

Interest expense increased $58,000, or 40.8%, to $200,000 for the third quarter of 1996 compared to $142,000 for the third quarter of 1995. This increase is attributable to $14 million in additional debt incurred in September 1996 to support the increase in Utah Insurance's reinsurance pool participation percentage.

Other expenses increased $283,000, or 6.8%, to $4.5 million for the third quarter of 1996 compared to $4.2 million for the third quarter of 1995 due principally to the reasons cited above for the nine month periods.

Pretax income before minority interest in earnings of subsidiaries and equity income decreased $996,000, or 3.4%, to $28.4 million for the third quarter of 1996 compared to $29.4 million for the third quarter of 1995. This decrease is primarily attributable to less favorable mortality and loss experience and the decrease in net investment income from FBL Ventures offset, in part, by the impact of realized gains on investments.

Income taxes decreased $1.4 million, or 13.9%, to $8.7 million for the third quarter of 1996. The effective tax rate for the third quarter of 1996 was 30.6% compared to 34.3% for the third quarter of 1995. The effective tax rate decreased in the 1996 period compared to the 1995 period and the rates are less than the federal statutory rate of 35% for the same reasons cited above for the nine month periods.

Net income applicable to common stock decreased $1.9 million, or 9.0%, to $19.5 million for the third quarter of 1996 compared to $21.4 million in the third quarter of 1995 due primarily to the factors noted above with respect to pretax income and income taxes. In addition, equity income decreased $1.2 million and preferred dividends increased $1.0 million as a result of the exchange of 5,000,000 shares Class A Common Stock for 5,000,000 shares of Series A Preferred Stock on July 18, 1996. See "Stockholders' Equity."

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


                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER  30,              SEPTEMBER  30,
                                                        1996          1995          1996          1995
                                                     ----------    ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income applicable to common stock                 $  19,486     $  21,418     $  43,950     $  41,526

Adjustments:

  Net realized (gains) losses on investments (1)        (10,961)       (2,527)      (11,059)       (3,797)

  Net (income) loss from FBL Ventures                     1,229        (4,054)       (1,001)       (5,884)
                                                     ----------    ----------    ----------    ----------

Adjusted operating income applicable to common stock   $  9,754     $  14,837     $  31,890     $  31,845
                                                     ----------    ----------    ----------    ----------
                                                     ----------    ----------    ----------    ----------

Adjusted operating income per common and common
  equivalent share                                      $  0.49       $  0.63       $  1.42       $  1.35
                                                     ----------    ----------    ----------    ----------
                                                     ----------    ----------    ----------    ----------



(1) Represents realized gains on investments less that portion of amortization of deferred policy acquisition costs and value of insurance in force acquired and income taxes attributable to such gains.

FBL Ventures is a wholly owned investment company subsidiary of Farm Bureau Life which invests in start-up and mezzanine level venture capital investments in various sectors. Operating results of FBL Ventures are recognized in accordance with accounting principles for investment companies and, as such, unrealized and realized gains and losses on investments are included in net investment income. Because of the venture capital nature of the underlying investments, the results of FBL Ventures tend to fluctuate significantly from year to year and need to be evaluated over a much longer period of time. Therefore, the net income (loss) attributable to FBL Ventures is not included in adjusted operating income. As of September 30, 1996, FBL Ventures had venture capital investments of $12.3 million, consisting of 16 private equity securities issued by 12 companies. Of the 12 companies in which FBL Ventures held investments on September 30, 1996, 5 are public and 7 are private. Of the aggregate value of $12.3 million, investment in publicly traded companies comprised $5.2 million and investment in non-publicly traded companies comprised $7.1 million. The number and percent of companies by industry and the value of the investment by industry was as follows on September 30, 1996:

                                                     PERCENT OF
                                                        TOTAL
                                                      CARRYING      CARRYING
  INDUSTRY                                NUMBER        VALUE         VALUE
-----------------------------------     ---------     ---------     ---------
                                                                 (DOLLARS IN
                                                                  THOUSANDS)

  Health care/services/technology            4             51.9%    $   6,359
  Agriculture and biotechnology              3             18.4         2,258
  Computer hardware/software                 1             15.7         1,920
  Communications technology                  4             14.0         1,715


During the third quarter of 1996 the Company sold 12 of FBL Venture's investments to a venture capital subsidiary of Farm Bureau Mutual Insurance
Company at their carrying value ($6.0 million).   It is anticipated that during
the fourth quarter of 1996, or early 1997, all or substantially all of the remaining investments of FBL Ventures will also be sold. The proceeds from the sales, which do not impact net income as carrying value approximates fair value, will be invested in fixed maturity securities and mortgage loans. Management believes the sale of FBL Venture's investments will provide the Company with more consistent and predictable investment returns and will facilitate the Company's asset/liability management process.

PROPERTY-CASUALTY REINSURANCE POOL PARTICIPATION
Property-casualty business written by Utah Insurance is pooled with business written by several property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. In accordance with retrospective accounting for reinsurance assumed, the property-casualty operating results in the consolidated statement of operations pertaining to the first two quarters of 1996 include that amount applicable to 8% of the reinsurance pool and the operating results applicable to the increase in the pooling percentage for that period ($779,000 loss before income taxes) has been deferred and is being amortized over the premium paying period of the underlying policies (generally 6 to 12 months). For the third quarter of 1996, Utah Insurance recorded 20% of the reinsurance pool results, with the exception of development on loss and loss adjustment expense reserves relating to claims incurred prior to January 1, 1996, of which Utah Insurance's participation remains at 8%.

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.
FBL Financial Group, Inc.'s cash flow from operations consists of dividends from subsidiaries, if declared and paid, and fees which it charges the various operating subsidiaries and affiliates for management of their operations, offset by the expenses incurred for salaries and other expenses related to providing such services.

No common or preferred stock dividends were paid during the nine month periods ended September 30, 1996 and 1995 by FBL Financial Group, Inc. to its stockholders except for a $1 million preferred dividend paid to its sole preferred stockholder, the Iowa Farm Bureau Federation, on September 30, 1996. Dividend requirements in the future will consist of dividends on common and preferred stock. It is anticipated dividend requirements for the fourth quarter of 1996 will be $0.25 per preferred share and $0.07 per common share, or approximately $2.6 million. In the future, FBL Financial Group, Inc. will rely primarily on dividends from the Life Companies to make any dividend payments to its stockholders. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities of the State of Iowa for Farm Bureau

Life and State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders'surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12 month period ending the December 31 of the preceding year. For the remainder of 1996, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $33.5 million from Farm Bureau Life and $5.7 million from Western Life. Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet its obligations.

INSURANCE OPERATIONS
The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the nine month period ended September 30, 1996, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For property-casualty operations the major sources of cash inflow are premiums and investment income. Major sources of cash outflow are losses and loss adjustment expenses paid and other underwriting expenses. As with the Life Companies, the liquidity position of Utah Insurance continued to be favorable in the nine month period ended September 30, 1996, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations.

For all insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the insurance companies' operations provided funds amounting to $124.6 million and $78.2 million in the nine month periods ended September 30, 1996 and 1995, respectively. Cash inflows from financing activities are the result of the significant growth in net deposits to policyholder account balances for both universal life insurance and annuities during the nine month periods ended September 30, 1996 and 1995. These funds, along with the excess operating cash inflows, were primarily used to increase the insurance companies' fixed maturity investment portfolios.

Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance. The Life Companies continually monitor benefit and claim statistics to provide projections of future cash requirements. As part of this monitoring process, the Life Companies perform cash flow testing of their assets and liabilities under various scenarios to evaluate the adequacy of reserves.
In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported borrowing capacity of $48.2 million as of September 30, 1996. Interest is payable at a current rate upon issuance. As of September 30, 1996, no line of credit agreement was open and there were no borrowings outstanding. In addition, the

Company has additional borrowing capacity of $10.5 million under a floating rate lease-backed note agreement with a bank.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated short-term cash obligations. The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of September 30, 1996, the Company had no material commitments for capital expenditures.


INVESTMENTS
The Company's total investment portfolio increased $172.0 million, or 6.5%, to $2,818.1 million at September 30, 1996 compared to $2,646.1 million at December 31, 1995. This increase is primarily the result of positive cash flows from operations and net deposits to policyholder account balances offset, in part, by a $25.8 million decrease in unrealized appreciation on fixed maturity and equity securities available for sale.

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

The Company's investment portfolio is summarized in the table below:

                                     AS OF SEPTEMBER 30, 1996     AS OF DECEMBER 31, 1995
                                       CARRYING                    CARRYING
                                         VALUE        PERCENT        VALUE        PERCENT
                                     ------------    --------    ------------    --------
                                                       (DOLLARS IN THOUSANDS)
Fixed maturities:
  Public                              $ 1,693,928        60.1%    $ 1,597,236        60.4%
  Private placement                       306,372        10.9         335,905        12.7
  144A private placement                  164,653         5.8         143,068         5.4
                                     ------------    --------    ------------    --------
  Total fixed maturities                2,164,953        76.8       2,076,209        78.5
Equity securities                         120,167         4.3          83,714         3.1
Held in inventory (1)                      14,273         0.5          21,913         0.8
Mortgage loans on real estate             287,516        10.2         266,623        10.1
Investment real estate
   Acquired for debt                        2,025         0.1           2,220         0.1
   Investment                              25,497         0.9          26,384         1.0
Policy loans                              118,625         4.2         116,107         4.4
Other long-term investments                 2,009         0.1           2,892         0.1
Short-term investments                     83,055         2.9          50,061         1.9
                                     ------------    --------    ------------    --------
  Total investments                   $ 2,818,120       100.0%    $ 2,646,123       100.0%
                                     ------------    --------    ------------    --------
                                     ------------    --------    ------------    --------


(1) Held in inventory includes equity securities owned by FBL Ventures totaling $12.3 million and $20.1 million at September 30, 1996 and December 31, 1995, respectively.

As of September 30, 1996, 92.4% (based on carrying value) of the fixed maturity securities were investment grade debt securities, being in the highest two NAIC designations. Non-investment grade debt securities generally provide higher yields and involve greater risk than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC 3 through 6).
As of September 30, 1996, the Company's investment in non-investment grade debt was 7.6% of fixed maturity securities. At that time no single non-investment grade holding exceeded .5% of total investments.

The following table sets forth the credit quality, by NAIC designation and S&P rating equivalents, of fixed maturity securities:

                    FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                    AS OF SEPTEMBER 30, 1996
    NAIC                                               CARRYING
 DESIGNATION     EQUIVALENT S&P RATING (1)               VALUE        PERCENT
------------- ---------------------------------   -------------    ----------
                                                      (DOLLARS IN THOUSANDS)
    1         (AAA, AA, A)                         $  1,445,356          66.8%
    2         (BBB)                                     554,309          25.6
                                                  -------------    ----------
              Total investment grade                  1,999,665          92.4
    3         (BB)                                       97,589           4.5
    4         (B)                                        64,609           2.9
    5         (CCC, CC, C)                                1,626           0.1
    6         In or near default                          1,464           0.1
                                                  -------------    ----------
              Total below investment grade              165,288           7.6
                                                  -------------    ----------
              Total fixed maturities               $  2,164,953         100.0%
                                                  -------------    ----------
                                                  -------------    ----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturity and equity securities at September 30, 1996:



                                                                 HELD FOR INVESTMENT
                                                -----------------------------------------------------
                                                                  GROSS        GROSS        ESTIMATED
                                                  AMORTIZED    UNREALIZED   UNREALIZED       MARKET
                                                     COST         GAINS        LOSSES         VALUE
                                                -----------   -----------   -----------   -----------
Bonds:
  United States Government and agencies --
    mortgage-backed securities
                                                 $  213,887      $  6,308     $  (1,500)   $  218,695
  Industrial and miscellaneous:
     Mortgage-backed securities                     487,079         9,447        (9,620)      486,906

     Other                                            5,009           500            (9)        5,500
                                                -----------   -----------   -----------   -----------
Total fixed maturities                           $  705,975     $  16,255    $  (11,129)   $  711,101
                                                -----------   -----------   -----------   -----------
                                                -----------   -----------   -----------   -----------



                                                                 AVAILABLE FOR SALE
                                                -----------------------------------------------------
                                                                  GROSS        GROSS        ESTIMATED
                                                  AMORTIZED    UNREALIZED   UNREALIZED       MARKET
                                                     COST         GAINS        LOSSES         VALUE
                                                -----------   -----------   -----------   -----------

Bonds:
  United States Government and agencies:
    Mortgage-backed securities                    $  80,974      $  3,086     $  (1,008)    $  83,052
        Other                                       169,185           560        (4,225)      165,520
  State, municipal and other governments             28,692           677          (194)       29,175
  Public utilities                                  186,332         4,848        (3,118)      188,062
  Industrial and miscellaneous:
        Mortgage and asset-backed securities        234,145         2,613        (3,277)      233,481
        Other                                       713,060        26,820       (14,944)      724,936
  Redeemable preferred stock                         33,373         1,537          (158)       34,752
                                                -----------   -----------   -----------   -----------
  Total fixed maturities                        $ 1,445,761     $  40,141    $  (26,924) $  1,458,978
                                                -----------   -----------   -----------   -----------
                                                -----------   -----------   -----------   -----------

  Equity securities                               $  85,076     $  50,748    $  (15,657)   $  120,167
                                                -----------   -----------   -----------   -----------
                                                -----------   -----------   -----------   -----------


The carrying value of the Company's portfolio of fixed maturity securities by contractual maturity are shown below:

                   REMAINING MATURITY OF FIXED MATURITY SECURITIES

                                                 AS OF SEPTEMBER 30, 1996
                                                 CARRYING
MATURITY OF FIXED MATURITY SECURITIES              VALUE          PERCENT
----------------------------------------------  -----------     ---------
                                                   (DOLLARS IN THOUSANDS)
  Due in one year or less                        $   48,985           2.3%
  Due after one year through five years             191,432           8.8
  Due after five years through ten years            272,049          12.6
  Due after ten years                               600,236          27.7
                                                -----------     ---------
                                                  1,112,702          51.4
  Mortgage and asset-backed securities            1,017,499          47.0
  Redeemable preferred stocks                        34,752           1.6
                                                -----------     ---------
     Total                                       $2,164,953           100%
                                                -----------     ---------
                                                -----------     ---------

Mortgage-backed securities constitute a significant portion of the Company's portfolio of securities. These mortgage-backed securities are diversified as to collateral types, cash flow characteristics, and maturity. At September 30, 1996, the Company held $560.6 million (19.9% of total investments) in residential mortgage-backed securities and $298.4 million (10.6% of total investments) in commercial mortgage-backed securities.

At September 30, 1996, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $507.6 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayment of principal does not occur until the previous tranches are paid off. As of September 30, 1996, 77.2% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At September 30, 1996, the Company held $287.5 million, or 10.2% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 1996, mortgages more than 60 days delinquent accounted for 1.2% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at September 30, 1996 include Mountain (24%) which includes Arizona, Colorado, Idaho, New Mexico, Nevada, Utah and Wyoming; Pacific (24%) which includes California and Oregon; and West South Central (19%) which includes Texas and Oklahoma. Mortgage loans on real estate have also been analyzed by collateral type with office buildings (44%) and retail facilities (32%) representing the largest holdings at September 30, 1996.

The Company's investment portfolio at September 30, 1996, also included $83.1 million of short-term investments, plus $248.6 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At September 30, 1996, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 8.2 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed maturity portfolio was 4.6 as of September 30, 1996.

OTHER ASSETS
Securities and indebtedness of related parties decreased $18.1 million, or 24.3%, due to the repayment of several lines of credit and the reclassification of an equity investment resulting from a reduction in the Company's voting stock interest in the equity investee to an amount less than 20%. Deferred policy acquisitions costs increased $24.3 million, or 18.0%, due primarily to new sales and an adjustment ($8.6 million increase) related to the valuation of fixed maturity securities designated as available for sale. Value of insurance in force acquired increased $5.3 million, or 36.9%, principally due to an adjustment ($5.2 million increase) related to the valuation of fixed maturity securities designated as available for sale. At September 30, 1996, the Company had total assets of $3,302.1 million, a 6.8% increase from total assets at December 31, 1995.

LIABILITIES
Policy liabilities and accruals increased $112.1 million, or 5.3%, due principally to an increase in the volume of business in force and the increase in Utah Insurance's reinsurance pool participation percentage. Long-term debt increased $11.5 million to $24.1 million at September 30, 1996 due to $14.0 million in additional debt incurred in September 1996 to support the increase in Utah Insurance's reinsurance pool participation percentage. At September 30, 1996, the Company had total liabilities of $2,692.4 million, a 6.8% increase from total liabilities at December 31, 1995.

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

On April 29, 1996, the Company designated 5,000,000 shares of its preferred stock as Series A Preferred Stock and on July 18, 1996, such shares were exchanged for 5,000,000 shares of Class A Common Stock. The preferred stock, which pays cumulative annual cash dividends of $1 per share, payable quarterly, is recorded at its liquidation value of $20 per share.

At September 30, 1996, stockholders' equity was $604.8 million, or $26.77 per common share, compared to $564.3 million, or $23.65 per common share (after giving effect to stock split) at December 31, 1995. Approximately $1.38 of the increase in stockholders' equity per common share is attributable to the exchange of Class A Common Stock for preferred stock. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale reduced stockholders' equity $8.3 million, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. During the 1996 period, a credit of $4.9 million was posted directly to stockholders' equity as a result of an initial public offering completed by an equity investee of the Company.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11   Computation of Earnings Per Share
    27   Financial Data Schedule

(b) Reports on Form 8-K

    None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 8, 1996           FBL FINANCIAL GROUP, INC.



                                  By/s/ Thomas R. Gibson
                                    ---------------------------------------
                                  Executive Vice President, General Manager,
                                  Chief Executive Officer and Director


                                  By/s/ James W. Noyce
                                    ---------------------------------------
                                  Vice President, Chief Financial Officer