Form 10-K405
period 1996-12-31
FBL FINANCIAL GROUP INC
filed 1997-03-27
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the fiscal year ended December 31, 1996

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to ________________

                         Commission File Number: 1-11917

                            FBL FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1411715
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

5400 University Avenue, West Des Moines, Iowa                              50266
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (515) 225-5400

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered

Class A Common Stock, Without Par Value           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  __X__ Yes    ____ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment of this Form 10-K.   __X__ Yes    ____ No

Aggregate market value of Class A Common Stock held by non-affiliates of the registrant (computed as of March 17, 1997): $190,934,902

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 17,666,810 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of March 17, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 21, 1997 are incorporated by reference into Part III of this Form 10-K.




                                     PART I
ITEM 1. BUSINESS

GENERAL

FBL Financial Group, Inc. (the Company), through its subsidiaries, underwrites, markets and distributes life insurance, annuities, property-casualty insurance and mutual funds to individuals and small businesses in 15 midwestern and western states. The Company has exclusive marketing arrangements with the state Farm Bureau Federations in its territory and targets sales to approximately 700,000 Farm Bureau member families and other rural, small town and suburban residents through an exclusive agency force. The Company was incorporated in Iowa in October 1993 and its principal insurance subsidiaries include Farm Bureau Life Insurance Company (Farm Bureau Life), Western Farm Bureau Life Insurance (Western Life) (collectively, the Life Companies) and Utah Farm Bureau Insurance Company (Utah Insurance).

BUSINESS STRATEGY

The Company's current management team which was appointed in 1991 has initiated a strategy focused on enhancing profitability and expanding its market territory. The Company's strategy is designed to capitalize on the Company's exclusive association with state Farm Bureau Federations in its operating territory. Key components of the Company's strategy include:

ENHANCING PRODUCT PROFITABILITY. The Company is focusing on improving its margins by analyzing its product portfolio for competitiveness and profitability. The Company is currently reviewing its allocation of capital by product line, challenging policyholder dividend and interest rate crediting policies, modifying its systems to accommodate alternative product designs and considering possible changes in product structure.

INCREASING SALES. The Company has significant opportunity to increase its sales through cross selling life insurance products to Farm Bureau members who already own property-casualty policies offered by the Company or other Farm Bureau affiliated property-casualty companies. For example, in Iowa approximately 28% of Farm Bureau members own at least one of the Company's life products, 50% own at least one of the Company's property-casualty products, and approximately 19% own both, providing significant opportunity for cross selling. Prior to 1996, agents selling the Company's life insurance products in the western eight-state marketing territory were not able to sell the Company's variable life insurance and variable annuity products. In March 1996, the Company introduced a uniform portfolio of life insurance and annuity products throughout its market territory. This portfolio improves the products available to many agents and expands the offering of variable products into all states in the Company's territory. Additionally, the Company seeks to enhance agent productivity through a restructured incentive compensation program and more effective and increased training.

GROWING THROUGH ACQUISITIONS AND JOINT VENTURES. Since 1993, the Company has consolidated operations with two Farm Bureau affiliated insurance companies, resulting in a significant expansion of marketing area and revenue base. The Company will continue to pursue growth opportunities through acquisitions and mergers with Farm Bureau affiliates and other companies. Management believes the Company's position as a publicly traded Farm Bureau affiliated insurance company will increase its attractiveness as a merger partner. Additionally, the Company seeks to leverage its position as the only Farm Bureau company with variable product expertise by entering into joint ventures and other marketing arrangements with Farm Bureau affiliates and other organizations.

REDUCING OPERATING EXPENSES. The Company has focused on reducing operating expenses through reengineering projects and consolidation of operations and systems. These efforts have resulted in significant cost savings over the last three years. During 1997, the Company is initiating an expense benchmarking project to identify areas where expenses may be further reduced to enhance its competitive position relative to peers in the industry.

MARKETING

MARKET AREA
The Company's sales are conducted in the following 15 state region: multi-line (both life and property-casualty products offered through the Company) states - Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah; life only (only life products offered through the Company) states - Colorado, Idaho, Montana, Nebraska, North Dakota, Oklahoma, Wisconsin and Wyoming; and variable products only (only variable products offered through the Company) state - Kansas.

The Company's target market consists primarily of farmers, ranchers, rural and suburban residents and related individuals and businesses. Management believes that this target market represents a relatively financially conservative and stable market which is generally familiar with Farm Bureau and the benefits of Farm Bureau membership. Many of the Company's customers are self employed individuals who are responsible for providing for their own insurance needs. Their financial planning needs tend to focus on security, primary insurance needs and retirement savings.

AFFILIATION WITH FARM BUREAU

Many of the Company's customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation, the nation's largest grass roots farm and ranch organization with 4.7 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations and related trademarks and service marks, a company must have permission from the state's Farm Bureau Federation. Historically, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau Federations. For each of the 15 states in the Company's market territory, the Company has the exclusive right to use the "Farm Bureau" name and "FB" logo for marketing the products it sells in that state.

The American Farm Bureau Federation has the right to terminate the Company's right to use the "Farm Bureau" and "FB" designations as to all states (i) in the event of a material breach of the trademark license not cured by the Company within 60 days, (ii) immediately in the event of termination by the American Farm Bureau of the Iowa Farm Bureau's membership in the American Farm Bureau or
(iii) in the event of a material breach of the Iowa Farm Bureau Federation's membership agreement with the American Farm Bureau Federation, including by reason of the failure of the Iowa Farm Bureau Federation to cause the Company to adhere to the American Farm Bureau Federation's policies. Each state Farm Bureau federation in the Company's trade territory could terminate the right of the Company to use the Farm Bureau designations in that particular state without cause on 60 days' notice. Management believes that the occurrence of any such termination is highly unlikely.

Management believes its relationship with Farm Bureau provides a number of advantages. Farm Bureau organizations in the Company's territories tend to be well known and long established, have active memberships and provide a number of benefits other than financial services. Management believes the strength of these organizations provides enhanced prestige and brand awareness for the Company's products and increased access to Farm Bureau members. Additionally, Farm Bureau members provide a financially conservative and stable target market which has resulted in persistency for the Company's products that exceeds industry averages.

The Company's life insurance products are currently available for sale to both members and non-members. Most of the Company's property-casualty products are available only for sale to Farm Bureau members. Annual Farm Bureau memberships generally cost $30 to $140 and are available to individuals and families who are farmers and ranchers, and to the general public as well.

To facilitate the Company's working relationship with state Farm Bureau organizations, the President of each of the 15 state Farm Bureau federations in the Company's market territory serves on the Company's Board of Directors. Pursuant to a royalty agreement with the Company, each state Farm Bureau federation or its assignee benefits from its relationship with the Company through receipt of royalties on the sale of the Company's products in the state. For the year ended December 31, 1996, total royalties paid to Farm Bureau organizations were approximately $1.4 million.

Beginning in 1996, the Company entered into new marketing arrangements with all of the Farm Bureau property-casualty companies in its marketing area, both affiliated and non-affiliated, pursuant to which the property-casualty companies develop and manage their common agency force for a fee in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent by the Company. Overwrite commissions paid by Farm Bureau Life for 1996 were approximately $2.8 million and for Western Life approximately $1.5 million.

The Company is assisted in its relationships with the property-casualty organizations by an Advisory Committee, consisting of the general manager of each Farm Bureau property-casualty insurance company in the Company's market territory. The Advisory Committee meets on a regular basis to coordinate efforts and concerns relating to the agency force and other related matters. Management views the Advisory Committee as an important contributor to the Company's success in marketing its products through the Farm Bureau system.

All of the state Farm Bureau federations in the Company's marketing area are associated with the American Farm Bureau Federation. The primary goal of the American Farm Bureau Federation is to improve net farm income and the quality of life of farmers, ranchers and other rural residents through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico. Within each state, Farm Bureau is generally organized at the county level. Farm Bureau programs generally include policy development, state and national lobbying activities, leadership development, speaker corps, media relations, crime prevention, marketing clubs, women's activities, young farmers activities, promotion and education and commodity promotion activities. Member services provided by Farm Bureau vary state by state but generally include newspapers and magazines, theft and arson rewards, eye care programs, vehicle purchase and leasing programs, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance and financial planning services.

EXCLUSIVE AGENCY FORCE

The Company's life insurance, disability income insurance, property-casualty insurance and mutual funds are marketed throughout its market territory by an exclusive Farm Bureau force of approximately 1,814 agents and agency managers. The Company has a written contract with each member of the agency force. The contracts specify and limit the authority of the agents to solicit insurance applications on behalf of the Company; describe the nature of the independent contractor relationship between the Company and the agent; define the agent as an exclusive agent limited to selling insurance of the types sold on behalf of the Company, only for the Company and Farm Bureau affiliated insurance companies; allow either party to immediately terminate the contract; specify the compensation payable to the agents; reserve ownership of customer lists to the Company, and set forth all other terms and conditions of the relationship.

Sales activities of the Company's agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. Agents' offices are generally located in or serve as the Farm Bureau office for their community. Management believes that Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers and cross selling of additional insurance products.

The Company's agents are independent contractors and exclusive agents of the Company. In the multi-line states, the Company's agents are supervised by agency managers and assistant managers employed by Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), Western Agricultural Insurance Company (Western Ag) or Western Farm Bureau Mutual Insurance Company (Western Mutual), all of which are under the direction of the Company. There are approximately 53 agents and managers in Arizona, 45 in New Mexico, 388 in Iowa, 156 in Minnesota, 50 in South Dakota and 81 in Utah, all of whom market a full range of the Company's life insurance and property-casualty products and most of whom market the Company sponsored mutual funds.

In the life-only states, the Company's life insurance products and its sponsored mutual funds are marketed through agents of the property-casualty company affiliated with the Farm Bureau Federation in each state. These agents market the Company's life and mutual fund products (in Kansas, variable products only) on an exclusive basis and market the property-casualty products of such affiliated property-casualty companies. The agents are under the management of such Farm Bureau affiliated property-casualty companies. Agents as well as agency managers in the life-only states are independent contractors of the Company. Average life production per agent in the life-only states has historically been less than average life production per agent in the multi-line states. Management believes that the introduction of variable products and more competitive products combined with an enhanced compensation structure will provide significant opportunities to increase life production per agent in the life-only states.

Over 93% of the agents in the multi-line states are licensed with the National Association of Securities Dealers (NASD) to sell the Company's variable life and annuity products and sponsored mutual funds. Over 95% of Nebraska agents and 73% of agents in Wisconsin are also NASD licensed. The Company has initiated a training program for NASD licensing of the agents in the Company's western marketing territory. Currently 53% of Western Life's agents are NASD licensed and the Company expects a substantial additional number to become NASD licensed during 1997.

The Company is responsible for product and sales training for all lines of business in the multi-line states, and for training the agency force in life insurance products and sales methods in the life-only states.

Effective January 1, 1996, the Company initiated a new compensation program for agents and managers. The new plan focuses on increased agent production through the reduction of the fixed portions of agent compensation and increased incentives for writing profitable property-casualty business. The new program is consistent for life insurance compensation in all 14 states, and provides a competitive basis on which to price its products.

The Company structures its agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years subsequent to when new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because the Company is willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 1996, approximately 41% of agent compensation in the multi-line states was derived from the sale of life and annuity products.

For property-casualty business written in the multi-line states, the Company's compensation system is designed to encourage production and profitability. Agents receive commissions and service fees which are increased or reduced according to production level and profitability to the Company as measured by loss ratios. An agent can earn higher property-casualty commissions for achievement of production standards in life insurance, property insurance and casualty insurance, tying compensation to production of all lines of business. In the life-only states, most of the Farm Bureau property-casualty companies also adjust property-casualty commissions according to life insurance production levels.

The focus of agency managers is to recruit and train agents to achieve high production levels of profitable business. Agency managers receive overwrite commissions on each agent's life insurance commissions which vary according to that agent's productivity level and persistency of business. During the first three years of an agent's relationship with the Company, the agent's manager receives additional overwrite commissions to encourage early agent development.

The Life Companies have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. Management believes that these programs provide significant incentives for the most productive agents. Approximately 4% to 6% of the agents qualify for the Company's annual incentive trip. In 1996, agents qualifying for the incentive trip produced approximately 13% of the Company's first year life premium.

Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 1996 in the multi-line states was approximately 88%. Management believes retention of agents is enhanced because of their ability to sell both life and property-casualty insurance products, as well as mutual funds.

RATINGS

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated "A+(Superior)" by A.M. Best, A.M. Best's second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++(Superior)" to "D(Very Vulnerable)." Farm Bureau Life has maintained its existing "A+(Superior)" rating since A.M. Best first began using this rating methodology. Western Life is rated "A (Excellent)" and the pool which includes Utah Insurance is rated "Ap (Excellent)" by A.M. Best. A.M. Best ratings consider the claims paying ability of the rated Company and are not a rating of the investment worthiness of the rated Company.

SEGMENT INFORMATION

The Company's revenues and net income are primarily derived from its life insurance segment. For information concerning amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's segments, see Note 13 of Notes to Consolidated Financial Statements.

LIFE INSURANCE SEGMENT

PRODUCTS

The Life Companies are principally engaged in selling a varied portfolio of insurance products including traditional permanent life insurance, universal life, term life, annuities and disability income insurance to middle income individuals in the rural and suburban areas of its market territory. In March 1996, the Company introduced a uniform portfolio for all new life insurance sales, which includes the plans and products described below, throughout the territory. As a result, variable universal life and variable annuities are now available in the Company's entire marketing territory. Previously, these products were only available to agents in Iowa, Kansas, Minnesota, Nebraska, South Dakota, Utah and Wisconsin. Management believes the new uniform portfolio has and will produce increased sales, as well as result in increased administrative efficiencies.

VARIABLE UNIVERSAL LIFE INSURANCE. The Company is establishing variable universal life insurance as its lead life insurance product. This product is offered by very few multi-line companies. The variable universal life policy provides permanent life insurance protection with a flexible premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder's account balance. The policyholder has the ability to direct cash value of the policy to an assortment of variable sub-accounts, all managed by the Company for an additional fee, and assume the investment risk passed through by those funds. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared by the Company. For the year ended December 31, 1996, variable universal life represented 13% of first year direct life insurance premiums collected in the life-only states, 54% of the Company's first year direct life premiums collected in the multi-line states and 40% of the Company's total first year direct life insurance premiums collected. All the variable sub-accounts are managed by the Company and offer as investment options the Company's sponsored mutual funds. See "Variable Sub-Accounts and Mutual Funds."

UNIVERSAL LIFE INSURANCE. The Company offers a universal life policy which is similar in design to the variable universal life policy, but without the additional investment options for the cash value. Interest is credited to the cash value at rates periodically set by the Company. Agents need not be registered with the NASD to offer this product. The Company markets a last survivor universal life policy designed especially for the estate planning market.

TRADITIONAL LIFE INSURANCE. The Company offers traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in the surplus of the Company to the extent determined by the board of directors, generally through annual participating policy dividends. In the year ended December 31, 1996, participating life policies represented 26.4% of first year life insurance collected premiums. The Company has a substantial book of in-force participating policies with persistency which has historically exceeded industry averages.

The Company currently markets non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. The Company may change the premium scales at any time but may not increase rates above guaranteed levels. Historically, agents in the life-only states have sold more term insurance. In the year ended December 31, 1996, sales of term insurance represented 24% of first year direct life premiums collected in the life-only states. With the introduction of variable products in the western marketing territory the Company expects the relative amount of term insurance sold will decline. In the past, the Company sold participating term insurance, but has discontinued such sales.

ANNUITIES. The Company offers annuities which are generally marketed to individuals in anticipation of retirement. The Company offers variable and traditional annuities in the form of flexible premium deferred annuities which allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates determined by the Company. For variable annuities, policyholders have the right to direct the cash value of the policy into an assortment of sub-accounts managed by the Company, thereby assuming the investment risk passed through by those sub-accounts. See "Variable Sub-Accounts and Mutual Funds." Approximately 62% of the Company's existing individual annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date.

During 1997, the Company is introducing single premium immediate annuity (SPIA) and single premium deferred annuity (SPDA) products. These products feature a single premium paid when the contract is issued and interest crediting similar to other traditional annuities. Benefit payments on SPIA contracts begin immediately after the issuance of the contract and, for SPDA, are similar to the Company's other traditional annuity products.

DISABILITY INCOME INSURANCE. The Company writes a number of individual disability policies. This type of policy provides for payment of benefits in the event of a disabling accident or illness. Disability benefits reimburse the policyholder for a specified dollar amount payable over a specific time period or for the duration of the disability. Disability is defined as inability to pursue the policyholder's own occupation for the first two years after disability, and inability to pursue any occupation thereafter. The risks insured are similar to those insured in a medical expense policy but the claim costs are much more predictable. Since the policies are guaranteed renewable rather than noncancellable, the Company may change the premium scale at any time based on claim costs incurred, subject to regulatory approval. Some disability income products offer flexibility in coverage amounts as financial needs change.


The following table sets forth the first year and renewal premiums collected for the Company's life, annuity and accident and health products for the periods indicated:

                       COLLECTED PREMIUMS BY PRODUCT TYPE

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                             1996          1995        1994         1993         1992
                                         ---------    ---------    ---------    ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Direct life premiums collected:
   Universal life
      First year                         $   4,398    $   2,452    $   2,321    $   4,758    $   2,399
      Renewal                               46,493       47,901       49,171       24,712       20,554
                                         ---------    ---------    ---------    ---------    ---------
         Total                              50,891       50,353       51,492       29,470       22,953

   Variable universal life
      First year                             9,244        7,689       11,603        9,708        8,939
      Renewal                               16,715       13,625       10,054        6,914        3,303
                                         ---------    ---------    ---------    ---------    ---------
         Total                              25,959       21,314       21,657       16,622       12,242

   Participating whole life
      First year                             6,105        7,390        9,245        1,500          744
      Renewal                               58,818       54,743       51,058       44,362       42,823
                                         ---------    ---------    ---------    ---------    ---------
         Total                              64,923       62,133       60,303       45,862       43,567

   Other
      First year                             3,409        3,242        3,137          876          781
      Renewal                               14,646       13,891       13,622        7,136        4,318
                                         ---------    ---------    ---------    ---------    ---------
         Total                              18,055       17,133       16,759        8,012        5,099
                                         ---------    ---------    ---------    ---------    ---------

            Total direct life              159,828      150,933      150,211       99,966       83,861
Reinsurance ceded                           (4,521)      (4,190)      (3,891)      (1,513)      (1,271)
                                         ---------    ---------    ---------    ---------    ---------
Total life, net of reinsurance             155,307      146,743      146,320       98,453       82,590
Direct annuity premiums collected:
   Traditional annuities                    75,613       70,810       75,154       73,973       61,362
   Variable annuities                       16,917        5,962       13,392            -            -
                                         ---------    ---------    ---------    ---------    ---------
Total annuities                             92,530       76,772       88,546       73,973       61,362
Direct accident and health premiums
collected:
   Medical and disability - individual      10,616       19,551       19,832        8,583        5,625
   Medical and disability - group            1,141        1,384       (4,370)      42,581       20,574
                                         ---------    ---------    ---------    ---------    ---------
         Total accident and health          11,757       20,935       15,462       51,164       26,199

Reinsurance assumed                              -            -          (52)           -        1,562
Reinsurance ceded                           (1,199)     (10,912)     (19,940)      (4,614)      (3,649)
                                         ---------    ---------    ---------    ---------    ---------

Total accident and health,
   net of reinsurance                       10,558       10,023       (4,530)      46,550       24,112
                                         ---------    ---------    ---------    ---------    ---------

Total collected premiums,
   net of reinsurance                    $ 258,395    $ 233,538    $ 230,336    $ 218,976    $ 168,064
                                         =========    =========    =========    =========    =========





Total life insurance collected premiums, net of reinsurance, increased to $155.3 million in 1996 from $82.6 million in 1992. This growth was due to the acquisitions of Rural Security Life Insurance Company in 1993 and of Western Life in 1994 combined with increased production and strong persistency. Rural Security Life Insurance Company added life collected premiums of $13.1 million in 1993 and Western Life added life collected premiums of $45.4 million in 1994.

Total direct collected premiums for the Company's lead product, variable universal life, increased to $26.0 million in 1996 from $12.2 million in 1992. This growth was due to the Company's continued emphasis on this product combined with, for most years, a high level of consumer demand for variable products. Total collected premiums for variable life insurance, however, declined $0.4 million, or 1.6%, to $21.3 million in 1995 from $21.7 million in 1994. Management believes sales of variable universal life in 1995 were hampered by the rising interest rate environment and poor overall equity market returns in 1994. Industry sales of variable universal life declined an estimated 13% in 1995 compared to 1994 according to surveys performed by LIMRA International.

Total direct collected premiums on participating whole life insurance increased to $64.9 million in 1996 from $43.6 million in 1992. First year collected premiums, however, declined to $6.1 million in 1996 from $7.4 million in 1995 which was down from $9.2 million in 1994. Management believes these decreases are the result of the emphasis placed on the sale of variable life insurance products and the current popularity of variable policies. In addition, management believes the decrease in 1995 compared to 1994 was partially caused by disruptions to marketing efforts caused by the consolidation of the insurance operations of Western Life, reengineering activities and changes in the agents' compensation structure which occurred during 1995.

Total direct annuity collected premiums increased to $92.5 million in 1996 from $61.4 million in 1992. The Company introduced variable annuities in January 1994 and collected premiums thereon of $13.4 million in that year. Collected premiums on variable annuities for 1996 increased to $16.9 million after decreasing to $6.0 million in 1995 due to similar reasons cited above for variable universal life. During 1996, the Company received $9.3 million in group annuity deposits from the Western Life pension plan.

The Western Life acquisition also resulted in additional traditional annuity premium collections in 1994 of $25.1 million. However, this increase was offset by a $23.9 million decline in traditional annuities sold by the Company due to a change in marketing strategy in 1994 to emphasize the sale of variable annuity products.

Total direct accident and health collected premiums, net of reinsurance, decreased $13.5 million, to $10.6 million in 1996 from $24.1 million in 1992. This decline was due primarily to the Company's exiting its medical insurance business in 1994 partially offset by growth in disability income collected premiums.


LIFE INSURANCE AND ANNUITIES IN FORCE

The following table sets forth information regarding life insurance and annuities in force at the end of each period presented:

                      LIFE INSURANCE AND ANNUITIES IN FORCE

                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                            1996       1995       1994        1993       1992
                                            ----       ----       ----        ----       ----

                                        (DOLLARS IN THOUSANDS, EXCEPT FACE AMOUNTS IN MILLIONS)
Life insurance
     Universal
          Number of policies               107,817    105,256    103,623     72,224     54,302
          Direct statutory premiums       $ 73,335   $ 72,115   $ 74,852   $ 51,140   $ 37,805
          Policyholder account balances    540,116    503,877    467,773    300,989    185,419
          Direct face amounts                8,476      8,096      7,841      5,907      4,112

     Traditional
          Number of policies               266,599    267,452    267,590    207,674    186,560
          Direct statutory premiums       $ 87,214   $ 80,467   $ 76,973   $ 48,973   $ 46,123
          Future policy benefits           645,684    617,376    597,961    488,533    423,947
          Direct face amounts                8,719      8,113      7,380      4,056      3,258
     Total life
          Number of policies               374,416    372,708    371,213    279,898    240,862
          Direct statutory premiums       $160,549   $152,582   $151,825   $100,113   $ 83,928
          Direct face amounts               17,195     16,209     15,221      9,963      7,370
Annuities
     Number of policies                     50,255     49,575     48,409     33,194     30,153
     Direct statutory premiums            $103,884   $ 87,655   $ 99,381   $ 86,418   $ 75,455
     Policyholder account balances         808,221    779,827    731,254    508,447    454,221
     Future policy benefits                123,646    110,412    108,115     87,244     66,080


The Company has experienced low lapse rates compared to the life insurance industry, as indicated in the following table:

                                                    LAPSE RATES FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                               1996        1995        1994        1993        1992
                                               ----        ----        ----        ----        ----
     Company life insurance lapse rates          7.5%        7.9%     7.2%(1)        5.9%        6.0%
     Industry life insurance lapse rates          (2)        8.8      8.9            9.7        10.5

-----------

(1) The increase in the Company's lapse rate from 1993 to 1994 was largely because of the acquisition of the business of Western Life in 1994.

(2) The industry lapse rate for the year ended December 31, 1996 is not available as of the filing date of this Form 10-K.

UNDERWRITING

The Company has adopted and follows detailed, uniform underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, the Company employs a professional underwriting staff of eleven underwriters who have an average of 20 years of experience in the insurance industry. The Company's underwriters review each applicant's written application, which is prepared under the supervision of the Company's agents, and any required medical records. The Company employs blood and urine testing to provide additional information on applications of over $100,000 face amount. Based on the results of these tests, the Company may adjust the mortality charge or decline coverage completely. Any nicotine use by a life insurance applicant within the preceding one year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation by the Company of the policy upon the return of any premiums paid.

The increasing incidence of Acquired Immune Deficiency Syndrome (AIDS) has not adversely affected the Company's mortality experience. The Company considers AIDS information and testing results in its underwriting and pricing decisions. For all individual life insurance applications of over $100,000 face amount, the applicant must submit to a blood test which includes HIV antibody testing. The Company has incurred negligible death benefits due to known AIDS-related deaths.

REINSURANCE

In keeping with industry practices, the Company reinsures portions of its life insurance and disability income exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. These treaties are automatically renewed and nonterminable for the first 10 years with regard to cessions already made and are terminable after 90 days with regard to future cessions. After 10 years the Company has the right to terminate and can generally discontinue the reinsurance on a block of business. This is normally done to increase the Company's retention on older business to the same level as current cessions.

Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit its maximum loss on risks that exceed the Company's policy retention limits. The retention limits for Farm Bureau Life are $500,000 and for Western Life are $250,000 per life. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on the reinsured business. The Company as the ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. No reinsurer of business ceded by the Company has failed to pay any material policy claims (either individually or in the aggregate) with respect to such ceded business. There is currently no life reinsurance with affiliated insurance companies, and all reinsurance entered into is in the ordinary course of business. The Company continually monitors the financial strength of its reinsurers. If for any reason such reinsurance coverages would need to be replaced, the Company believes that replacement coverages from financially responsible reinsurers would be available. A summary of the Company's primary reinsurers as of December 31, 1996 is as follows:

                                              A.M. BEST        AMOUNT OF
   REINSURER                                   RATING        IN FORCE CEDED
   ---------                                   ------        --------------
                                                                (DOLLARS IN
                                                                MILLIONS)
   Lincoln National Life Insurance Company         A+            $ 407.2
   Business Men's Assurance Company                A               201.1
   ERC Life Reinsurance Corporation                A               149.4
   All other                                                       324.6
                                                                --------
                     Total                                      $1,082.3
                                                                ========


POLICY RESERVES

The policy liabilities reflected in the consolidated financial statements are calculated in accordance with generally accepted accounting principles (GAAP). Liabilities for universal life and annuity policies consist of the premiums and considerations received plus accumulated credited interest, less accumulated policyholder assessments and benefits. For traditional policies, liabilities for future policy benefits have been provided based on the net level premium method, including assumptions as to interest, mortality and other assumptions underlying the guaranteed policy cash values. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding policy liability assumptions under GAAP.

INTEREST CREDITING AND PARTICIPATING DIVIDEND POLICY

The Company's asset/liability management committee meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to universal life insurance and annuity products after any initial guaranteed period. Earnings on assets are examined by portfolio. Interest rates are then established based on each product's required interest spread and competitive market conditions at the time.

Farm Bureau Life and Western Life pay dividends, credit interest and determine other nonguaranteed elements on their individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors.

Policyholder dividends are currently being paid and will continue to be paid as declared on traditional participating whole life business, some term business, and the participating annuity policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, and expense levels. Other factors, such as changes in tax law, may be considered as well.

Average credited rates on the Company's universal life contracts were 6.39%, 6.68% and 6.71% and average credited rates on annuity contracts were 6.35%, 6.57% and 6.37% for the years ended December 31, 1996, 1995 and 1994, respectively.

VARIABLE SUB-ACCOUNTS AND MUTUAL FUNDS

The Company sponsors the FBL Series Fund, Inc. (the Series Fund) and FBL Variable Insurance Series Fund (the Insurance Series Fund) which are open-end, diversified series management investment companies. The Series Fund is available to the general public. The Insurance Series Fund offers its shares, without a sales charge, only to the separate accounts of participating insurance companies as the investment medium for variable annuity contracts or variable life insurance policies issued by the participating insurance companies. Currently, the Company is the only participating company with its variable annuity and variable universal life separate accounts investing in the Insurance Series Fund. The Company uses only the Insurance Series Fund to provide variable annuity and variable universal life insurance sub-accounts to its customers. These Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the market place; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal, and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the equity, the managed and the money market portfolios at December 31, 1996 aggregated $225.6 million and the net assets of the bond portfolios on that date were $27.2 million.

FBL Investment Advisory Services, Inc. (the Advisor), a subsidiary of the Company, receives an annual fee based on the average daily net assets of each Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.55% for the Insurance Series Fund. The Advisor also serves as distributor and principal underwriter for the Funds. The Advisor receives from the Series Fund a 0.50% annual distribution services fee, a 0.25% annual administration services fee and a 0.05% accounting fee, and receives directly any contingent deferred sales charge paid on the early redemption of shares. FBL Marketing Services, Inc., another subsidiary of the Company, serves as the principal dealer for the Series Fund and receives commissions and service fees.

The Company also sponsors a money market fund, FBL Money Market Fund, Inc. (Money Market Fund) which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly, on a graduated basis commencing at 0.25% of the first $200 million of average daily assets, and certain other fees. The net assets of the Money Market Fund were $26.7 million at December 31, 1996.

PROPERTY-CASUALTY SEGMENT

PRODUCTS

The Company underwrites the following major lines of property-casualty insurance: automobile, homeowners, farm and ranch owners, workers' compensation, crop, and other.

PERSONAL AND COMMERCIAL AUTOMOBILE coverage insures individuals and businesses, respectively, against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle, and property damage to other vehicles and other property.

HOMEOWNERS INSURANCE insures individuals for losses to their residences and personal property, such as those caused by fire, wind, hail, water damage, theft and vandalism, and against third-party liability claims.

FARM AND RANCH OWNERS insurance expands the personal liability and property protection of a homeowners policy to include farm and ranch liabilities, as well as farm and ranch property protection.

WORKERS' COMPENSATION coverage insures employers against employee medical and indemnity claims resulting from injuries related to work. Workers' compensation policies are often written in conjunction with other commercial policies.

CROP INSURANCE includes crop hail and multi-peril crop insurance. Crop hail provides protection from financial loss to an insured's crop investments from hail. Multi-peril crop insurance protects from perils including drought, frost, flood and insect damage.

The Company also offers a variety of other products, such as umbrella policies, personal inland marine endorsements, business owner/commercial package, garage liability, general liability and home venture coverages.

The Company also participates in reinsurance arrangements. See "Reinsurance Arrangements."

FARM BUREAU MUTUAL POOL

Utah Insurance participates in a reinsurance pooling agreement (the Farm Bureau Mutual pool) with Farm Bureau Mutual and South Dakota Farm Bureau Mutual Insurance Company (South Dakota Mutual), with all three companies operating under the common management of the Company. All retained insurance business of Utah Insurance and South Dakota Mutual is assumed by Farm Bureau Mutual. The combined business is then assumed by the three property-casualty companies, in specified proportions, not in excess of an amount that would create a net written premium to surplus ratio that exceeds acceptable industry standards. This allows each property-casualty company, which may write premiums directly in only one or two states, to obtain better geographic and business diversification of risk, and therefore tends to create greater stability in the underwriting results.

In the pool, all premiums, losses, loss adjustment expenses, acquisition and other underwriting and administrative expenses are combined and distributed proportionately to each property-casualty company, thus providing the three companies with substantially the same underwriting results for any given accident year. The overall operating results of the three companies differ based on their respective investment income, changes in the companies' level of participation in the pool and other miscellaneous items.

In addition, effective January 1, 1996, Farm Bureau Mutual entered into a loss pooling agreement with Western Ag, which in turn quota share reinsured business of Western Mutual. Western Ag and Western Mutual are Farm Bureau affiliated companies in Arizona and New Mexico, respectively, that are also managed by the Company. Under the loss pooling agreement all direct and assumed premiums, losses and allocated loss adjustment expenses (but not acquisition and other general underwriting expenses) of Farm Bureau Mutual, Utah Insurance and South Dakota Mutual were pooled with these same items for Western Ag and Western Mutual. Thus, further geographic and business diversification of risk for Utah Insurance was achieved without significant change in the size of the Farm Bureau Mutual pool or its total premium volume.

The following table sets forth net premiums earned by the Farm Bureau Mutual pool by product line for the periods indicated:

                                          FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                 1996       1995       1994       1993       1992
                               --------   --------   --------   --------   --------
Net premiums earned
   Automobile ..............   $115,776   $114,468   $111,954   $104,739   $ 99,022
   Homeowners ..............     16,658     14,954     13,476     11,658     10,270
   Farm and ranch owners ...     28,192     26,033     24,577     23,189     21,796
   Workers' compensation ...     13,475     15,153     14,261     11,363      9,343
   Crop ....................     16,370     16,457     10,063     12,785      8,130
   Reinsurance .............     30,490     35,325     37,564     38,675     24,266
   Other ...................     10,865     11,466     10,328      9,303      9,305
                               --------   --------   --------   --------   --------
   Total net premiums earned   $231,826   $233,856   $222,223   $211,712   $182,132
                               ========   ========   ========   ========   ========


Utah Insurance was an 8% participant in the Farm Bureau Mutual pool through December 31, 1995. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. Accordingly, the Company's property-casualty results for the first six months of 1996 were equal to 8% of the reinsurance pool results. The operating results applicable to the increase in the pooling percentage for that period was deferred and is being amortized over the premium paying period of the underlying policies (generally 6 to 12 months). For the six months ended December 31, 1996, Utah Insurance recorded 20% of the reinsurance pool results, with the exception of development on loss and loss adjustment expense reserves relating to claims incurred prior to January 1, 1996, of which Utah Insurance's participation remains at 8%.

Effective January 1, 1997, Western Ag and Western Mutual became full participants in the Farm Bureau Mutual pool and Utah Insurance's reinsurance pool participation percentage decreased from 20% to 18%. Utah Insurance's premium volume in 1997 is not expected to be significantly impacted by the decrease in pool participation due to the increase in the size of the pool with the addition of Western Ag and Western Mutual.


The following table sets forth Utah Insurance's share of the Farm Bureau Mutual pool for the periods indicated:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                  1996      1995      1994      1993      1992
                               -------   -------   -------   -------   -------
Net premiums earned
   Automobile ..............   $16,318   $ 9,158   $ 8,957   $ 8,379   $ 7,921
   Homeowners ..............     2,358     1,196     1,078       933       822
   Farm and ranch owners ...     3,976     2,083     1,966     1,855     1,744
   Workers' compensation ...     1,882     1,212     1,141       909       747
   Crop ....................     2,695     1,317       805     1,023       651
   Reinsurance .............     4,217     2,826     3,005     3,094     1,941
   Other ...................     1,529       917       826       744       744
                               -------   -------   -------   -------   -------
   Total net premiums earned   $32,975   $18,709   $17,778   $16,937   $14,570
                               =======   =======   =======   =======   =======

The following table sets forth net premiums earned by the Farm Bureau Mutual pool by state for the periods indicated:

                               FOR THE YEAR ENDED DECEMBER 31,
                               -------------------------------
                      1996       1995       1994       1993       1992
                  --------   --------   --------   --------   --------
Iowa ..........   $116,670   $116,069   $105,890   $102,670   $ 94,711
Minnesota .....     46,670     46,035     43,512     39,595     36,185
South Dakota ..     11,860     10,951     10,710      9,373      8,235
Utah ..........     26,136     25,476     24,547     21,399     18,735
Other (assumed)     30,490     35,325     37,564     38,675     24,266
                  --------   --------   --------   --------   --------
                  $231,826   $233,856   $222,223   $211,712   $182,132
                  ========   ========   ========   ========   ========


The following table sets forth the statutory loss and loss adjustment expense
(LAE), expense and combined ratios of Utah Insurance for the periods indicated:

                                       FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                1996      1995      1994      1993      1992
                                ----      ----      ----      ----      ----
Loss and LAE ratios:
   Automobile .............       86.3%     76.7%     80.0%     84.9%     82.1%
   Homeowners .............      101.0      76.0      89.4      85.0      82.8
   Farm and ranch owners ..       93.8      75.5      84.4      83.5      71.7
   Workers' compensation ..       65.2      56.5      59.1      56.5      70.4
   Crop ...................       54.6      81.2      88.3     116.3      88.3
   Reinsurance ............       81.0      62.3      62.1      71.3     130.7
   Other ..................       83.7      65.5      48.8      78.2      65.5
   Total Loss and LAE ratio       84.0      72.8      75.6      82.4      86.2

Expense ratio .............       25.1      25.1      25.9      26.2      25.4

Combined ratio ............      109.1      97.9     101.5     108.6     111.6


UNDERWRITING AND PRICING

Rating and classification plans for non-commercial lines are independently developed and maintained by experienced casualty actuaries. Commercial lines rates are developed from Insurance Services Office and National Council of Compensation Insurers industry data. Rates are reviewed regularly for adequacy. Auto rates are reviewed at least annually.

Underwriting of new automobile business utilizes Claims Loss Underwriting Exchange, Motor Vehicle Record, and Credit Bureau Report data. Most of this data is available to agents in the field. Renewal business is monitored on an exception basis for claim frequency and severity characteristics that trigger reunderwriting activities. Because the Company stresses "total" accounts, most individual lines of business have loss-sensitive premium structures that provide multiple levels of rates by means of surcharges or discounts in order to accommodate and retain various levels of risks. Risks that cannot be directly accommodated are placed with non-affiliated sub-standard auto markets and other niche writers through a brokerage subsidiary of the Company.

The Company's multi-line exclusive agents are being increasingly involved in the underwriting process with the availability of underwriting information in the field and the Company's growing emphasis upon agent entry and electronic submission of policy applications and changes (currently available for personal auto insurance only). Profitability is tracked by individual agent loss ratios. An agent's loss ratio can affect commission levels by up to plus or minus 20%. Agent profitability and compliance with underwriting rules also impact an agent's binding authority.

OPERATIONS AND CLAIMS

The management of insurance operations from the West Des Moines, Iowa home office facilitates uniform procedures and introduction of new technology and allows for reduced supervisory and managerial personnel. The Company is in the process of converting its multiple administration and processing systems to one common system which will substantially reduce information technology maintenance costs while improving service and turnaround times.

Field claim activities are decentralized to ensure prompt handling of local claims. However, some claim functions are being centralized to realize processing efficiencies and expense savings. For example, first notices of loss are being directed to a centralized home office "800" phone service unit which electronically distributes loss assignments to the appropriate staff in the field.

Information technology is a key component in enhancing the Company's claim service and in controlling claims costs. The Company was among the first in the United States to implement an expert system that evaluates the value of bodily injury claims. The Company also uses computerized building replacement cost and automobile physical damage cost estimators and auto glass networks. Among the innovative claim practices utilized by the Company are alternative dispute resolution to reduce litigation costs, preferred provider organizations to control auto and workers' compensation medical costs, and specialized subrogation and property loss units.

REINSURANCE ARRANGEMENTS

Utah Insurance participates with Farm Bureau Mutual and South Dakota Mutual, both of which are under common management with the Company, in several reinsurance agreements with American Agricultural Insurance Company (American
Ag). American Ag is a reinsurance company which is owned by, and which reinsures, many of the Farm Bureau property-casualty insurance companies throughout the United States. Under these reinsurance agreements, Utah Insurance, Farm Bureau Mutual and South Dakota Mutual retain $0.3 million of exposure for property risks, with the excess being ceded to American Ag (up to $19.8 million of exposure). The property-casualty companies have a property catastrophe occurrence cover for $28.0 million excess of a $4.2 million loss. They retain $0.4 million for casualty exposures with the excess being ceded to American Ag up to $11.5 million. The property-casualty companies maintain an excess treaty for workers' compensation to a total limit of $15.0 million. Crop hail proportional treaties exist that cede approximately 40% of the Company's crop hail premium.

Utah Insurance is exposed to certain reinsurance assumptions through the Farm Bureau Mutual pool. Through quota share arrangements with other Farm Bureau property-casualty companies and miscellaneous contracts and assumptions from American Ag and various reinsurance brokers, the pool had estimated assumed reinsurance premiums for the year ended December 31, 1996 of $39 million. Effective January 1, 1997, such risks assumed by Farm Bureau Mutual from reinsurance intermediaries, non-Farm Bureau companies and several American Ag pools are no longer included in the Farm Bureau Mutual pool. As a result, beginning January 1, 1997, Utah Insurance has eliminated its exposure to coastal catastrophes.

LOSS AND LOSS ADJUSTMENT EXPENSE

The reserves for losses and LAE on property-casualty business are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate net cost of all reported and unreported losses and loss adjustment expenses that are unpaid. These reserves include estimates of future trends in claim severity, frequency and other factors that could vary as the losses are ultimately settled. Although considerable uncertainty is inherent in such estimates, management believes that the reserve for losses and loss adjustment expenses is adequate. The estimates are continually reviewed and, as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

The following table reflects for the companies participating in the Farm Bureau Mutual pool the development of their combined losses and LAE for the periods indicated at the end of that year and each subsequent year. The first line shows reserves, net of reinsurance, as originally reported at the end of the stated year. The section under the caption "Cumulative amount paid as of" shows the cumulative amounts paid, net of reinsurance, in respect of that reserve as of the end of each subsequent year. The section under the caption "Reserves reestimated as of" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each such year. The line, "Net cumulative redundancy (deficiency)" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established. The line "Gross cumulative redundancy" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established, before the effect of reinsurance ceded. The table represents development by incurred year. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.


                                                    INCURRED YEAR ENDED DECEMBER 31,
                                                    --------------------------------
                      1996     1995      1994      1993      1992     1991      1990      1989      1988     1987
                      ----     ----      ----      ----      ----     ----      ----      ----      ----     ----
                                                         (DOLLARS IN THOUSANDS)
Reserves for
 losses and LAE     $164,790  $159,672  $152,277  $145,934 $125,424  $113,108  $104,355   $90,890  $74,979   $66,652
Cumulative amount
 paid as of
  One year later                68,357    66,910    62,684   63,319    52,452    51,193    46,000   38,794    31,031
  Two years later                         93,650    92,152   87,443    77,745    72,934    67,557   55,723    46,793
  Three years later                                104,736  100,939    87,643    85,547    78,390   65,782    55,997
  Four years later                                          107,375    93,656    90,527    85,278   70,958    60,351
  Five years later                                                     96,006    93,742    87,129   74,092    61,952
  Six years later                                                                94,879    88,382   75,074    63,471
  Seven years later                                                                        89,054   75,757    63,951
  Eight years later                                                                                 76,131    64,440
  Nine years later                                                                                            64,740

Reserves
 reestimated as of
  One year later               145,513   140,943   134,321  129,890   106,794   105,780    94,857   78,989    68,268
  Two years later                        133,338   129,791  124,502   109,354    99,967    95,964   78,885    68,796
  Three years later                                124,213  120,672   104,988   100,975    91,938   78,564    67,403
  Four years later                                          116,543   102,790    99,302    92,757   77,513    66,721
  Five years later                                                    101,408    98,837    92,078   78,729    65,533
  Six years later                                                                98,400    91,821   78,167    66,417
  Seven years later                                                                        91,623   78,069    66,173
  Eight years later                                                                                 78,086    66,176
  Nine years later                                                                                            66,306

Net cumulative
  redundancy
  (deficiency)                  14,159    18,939    21,721    8,881    11,700     5,955     (733)  (3,107)       346

Net reserve         $164,790  $159,672  $152,277  $145,934

Reinsurance
recoverable           31,684    16,078    15,975    20,898
                    --------  --------  --------  --------
Gross reserve       $196,474  $175,750  $168,252  $166,832
                    ========  ========  ========  ========

Net reestimated
 reserve                      $145,513  $133,338  $124,213

Reestimated reinsurance
 recoverable                    10,418    10,755    20,542
                              --------  --------  --------
Gross reestimated
 reserve                      $155,931  $144,093  $144,755
                              ========  ========  ========

Gross cumulative
 redundancy                   $ 19,819  $ 24,159  $ 22,077
                              ========  ========  ========




Utah Insurance was an 8% participant in the Farm Bureau Mutual pool from January 1, 1990, the date the Farm Bureau Mutual pool was formed, to December 31, 1995. During this period, the Company has recorded approximately 8% of the above-stated reserves for losses and LAE, amounts paid, reinsurance recoverables and resulting cumulative redundancies during the respective years. The Company's share of such amounts relating to claims incurred subsequent to January 1, 1996, the date of the pooling change, increased to 20%. The Company's share of development on claims incurred prior to the effective date of the pooling change remains at 8%.

The net cumulative deficiencies of $0.7 million and $3.1 million for 1989 and 1988, respectively, were the result of general adverse claim development not anticipated when initially establishing the reserves. Since the inception of the Farm Bureau Mutual pool in 1990, management has implemented more sophisticated and frequent methodologies for establishing reserves as is evidenced by the net cumulative redundancies during 1990 through 1994.

Although the Farm Bureau Mutual pool was not formed until January 1, 1990, all three companies participating in the pool have been managed by the Company during the entire period presented in the above table.

COMPETITION

The Company operates in a highly competitive industry. The operating results of companies in the insurance industry have been historically subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of its insurance ratings from rating agencies such as A.M. Best and other factors. Management believes the Company's ability to compete with other insurance companies is dependent upon, among other things, its ability to attract and retain agents to market its insurance products, particularly to Farm Bureau members, its ability to develop competitive and profitable products and its maintenance of high ratings from A.M. Best. A.M. Best ratings consider the claims paying ability of the rated Company and are not a rating of the investment worthiness of the rated Company. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of whom have financial resources substantially greater than those of the Company, as well as from other investment alternatives available to its customers.

In addition, several proposals to repeal or modify the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended, have been made by members of Congress and the Clinton administration. Generally, the Bank Holding Company Act restricts banks from being affiliated with insurance companies. Certain of the proposals would repeal or modify these restrictions and permit banks to become affiliated with insurance companies. None of these proposals has yet been enacted, and it is not possible to predict whether any of these proposals will be enacted or, if enacted, their potential effect on the Company.

REGULATION

The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. The Company's variable insurance products, mutual funds, investment advisor and certain licensed broker-dealers and agents are also subject to regulation by the Securities and Exchange Commission, the NASD, and state agencies.

During the past several years, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of recent legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators are reexamining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines and the circumstances under which dividends may be paid. The NAIC has approved one version and is considering another version of a model investment law that defines and sets guidelines for investment policies and activities for insurance companies. Management does not believe the adoption in any of its states of operation of any of the current NAIC initiatives will have a material adverse impact on the Company; however, the Company cannot predict the form of any future proposals or regulation.

Assessments are, from time to time, levied on the insurance subsidiaries of the Company by guaranty associations in most states in which the subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Because the Company is not able to reasonably estimate the potential amounts of future assessments, the Company recognizes its obligation for guaranty fund assessments when it receives notice that an amount is payable to a guaranty fund. Expenses incurred for guaranty fund assessments were $0.6 million, $1.3 million and $1.6 million during the years ended December 31, 1996, 1995 and 1994, respectively.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. The United States Supreme Court recently held in NATIONSBANK OF NORTH CAROLINA V. VARIABLE ANNUITY LIFE INSURANCE COMPANY that annuities are not insurance for purposes of the National Bank Act. This factor or others may cause Congress to consider legislation that would eliminate such tax deferral, at least for certain annuities. Other possible legislation, including a simplified "flat tax" income tax structure with an exemption from taxation for investment income, could also adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on the Company's annuity and life insurance products.

EMPLOYEES

At March 17, 1997 the Company had approximately 1,100 employees. Many employees and the executive officers of the Company also provide services to Farm Bureau Mutual and other affiliates of the Company pursuant to management agreements. None of the employees are members of a collective bargaining unit. Management believes that relations with its employees are good.

ITEM 2.  PROPERTIES

The principal operations of the Company and its subsidiaries are conducted from owned property consisting of approximately 430,000 square feet of space on a 45 acre site located at 5400 University Avenue, West Des Moines, Iowa 50266. Approximately 59,000 square feet of this property are leased to an unaffiliated company under a lease expiring in 1998 and approximately 24,000 square feet are leased to the Iowa Farm Bureau Federation and affiliated companies under a lease which is expected to be continued from year to year indefinitely. The Company also leases office space of 29,000 square feet for a service center in Denver, Colorado. This lease is for a portion of the former home office building of Western Life and expires June 30, 1997. The service center will be relocating in June 1997 to facilities owned by Colorado Farm Bureau Mutual Insurance Company, a related party. Management considers the current facilities to be adequate for the foreseeable needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to lawsuits arising in the normal course of business. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Class A Common Stock of FBL Financial Group, Inc. (trading symbol "FFG") has been listed on the New York Stock Exchange since July 19, 1996, the Company's first day of public trading. The following table sets forth the ranges of high and low sales prices per share for the Class A Common Stock as reported on the New York Stock Exchange.

                                                            Market Price
                                                    ----------------------------
                        Period                         High              Low
    ---------------------------------------------   ------------    ------------
    July 19, 1996 through September 30, 1996         $ 21-3/8         $ 17-7/8
    October 1, 1996 through December 31, 1996          24-7/8            21

There is no established public trading market for the Company's Class B Common Stock and there was no established public trading market for the Company's Class A Common Stock prior to July 19, 1996. As of March 17, 1997, there were approximately 2,100 holders of Class A Common Stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 27 holders of Class B Common Stock.

DIVIDENDS

The Company declared and paid a $0.07 cash dividend per share on its common stock during the fourth quarter of 1996. The Company intends to declare regular quarterly cash dividends in the future. However, the payment of dividends in the future will be subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions on the payment of dividends and other factors that the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 1997 will be $0.10 per common share.

As a holding company, FBL Financial Group, Inc. is largely dependent upon dividends from its life insurance subsidiaries to pay dividends to its stockholders. The Company's insurance subsidiaries are subject to state laws that restrict their ability to distribute dividends. During 1997, the maximum amounts legally available for distribution by Farm Bureau Life and Western Life are $34.9 million and $8.2 million, respectively, without prior approval of insurance regulatory authorities. Similar restrictions exist with respect to the payment of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet the obligations of any member of the consolidated group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 10 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial and statutory data of the Company for the periods indicated. This information should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected data, with the exception of the information presented under the caption "Other Data", are derived from the Company's consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.



                                                                         AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                            1996           1995             1994            1993           1992
                                                      ------------     ------------     ------------    ------------   ------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA (1):
Premiums and product charges:
     Universal life and annuity product charges       $     43,654     $     43,722     $     42,734    $     26,500   $     18,967
     Traditional life insurance premiums                    82,198           75,450           72,222          46,050         44,831
     Accident and health premiums (2)                       10,582           10,161           (1,956)         46,437         23,138
     Property-casualty premiums                             32,975           18,709           17,778          16,937         14,570
                                                      ------------     ------------     ------------    ------------   ------------
Total premiums and product charges                         169,409          148,042          130,778         135,924        101,506
Net investment income                                      210,729          223,108          178,834         138,320        126,500
Realized gains  on investments                              52,793            5,883            9,448           3,967         12,162
Other income                                                23,936           28,952           30,825          25,251         21,183
                                                      ------------     ------------     ------------    ------------   ------------
Total revenues                                        $    456,867     $    405,985     $    349,885    $    303,462   $    261,351
                                                      ============     ============     ============    ============   ============

Income (loss) from continuing operations before
income taxes, minority interest in earnings of
subsidiaries and equity income by segment:
     Life insurance                                   $    118,984     $     88,500     $     58,573    $     38,898   $     40,952
     Property-casualty insurance                            (2,046)           2,083            1,288              33            280
     Corporate                                                 (85)            (136)              12            --             --
                                                      ------------     ------------     ------------    ------------   ------------
          Total                                            116,853           90,447           59,873          38,931         41,232
Income from continuing operations                           82,884           59,628           35,587          22,705         26,367
Income from continuing operations per common share    $       3.73     $       2.53     $       1.52    $       1.26   $       1.56
Net income (3)                                        $     82,884     $     59,628     $     42,066    $     19,803   $     21,435
Net income applicable to common stock (3)                   80,634           59,628           42,066          19,803         21,435
Net income per common share (3)                       $       3.73     $       2.53     $       1.80    $       1.10   $       1.27
Cash dividends per common share                       $       0.07             --               --              --             --

CONSOLIDATED BALANCE SHEET DATA (1):
Total investments                                     $  2,889,095     $  2,646,123     $  2,337,154    $  1,757,277   $  1,385,669
Total assets                                             3,368,192        3,093,582        2,795,266       2,145,580      1,731,694
Long-term debt                                              24,581           12,604           18,519          30,638            881
Total liabilities                                        2,724,867        2,524,781        2,359,945       1,816,937      1,455,297
Total stockholders' equity                                 638,522          564,298          430,743         312,277        262,582
Book value per common share                           $      28.55     $      23.65     $      18.37    $      17.07   $      15.51

OTHER DATA (1):
Adjusted operating income (4)                         $     42,495     $     41,648     $     29,780    $     19,024   $     17,067
Adjusted operating income per common share (4)        $       1.96     $       1.77     $       1.27    $       1.06   $       1.01
Life insurance statutory capital and surplus (5)(6)   $    344,965     $    288,302     $    250,709    $    177,130   $    164,600
Net statutory premiums collected by the
     Company's life insurance subsidiaries (5)(7)          258,395          233,538          230,336         218,976        168,064
Life insurance in force                                 16,113,121       15,254,669       14,296,709       9,525,136      7,098,231
Statutory property-casualty ratios (5):
     Loss & loss adjustment expense (8)                       84.0%            72.8%            75.6%           82.4%          86.2%
     Expense (9)                                              25.1             25.1             25.9            26.2           25.4
     Combined (10)                                           109.1             97.9            101.5           108.6          111.6




NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) The comparability of selected data from year to year is impacted by the acquisition of Rural Security Life Insurance Company in March 1993 and the acquisition of Western Farm Bureau Life Insurance Company and the minority interests in FBL Insurance Company and Rural Security Life Insurance Company in January 1994.

(2) During 1994, the Company ceased writing medical insurance business. The Company continues to sell individual disability income insurance.

(3) The Company recognized net income (loss) related to its discontinued cable television operations of $6.5 million, or $0.28 per share, $(2.9) million, or $(0.16) per share and $(4.9) million, or $(0.29) per share for the years ended December 31, 1994, 1993 and 1992, respectively.

(4) Adjusted operating income equals net income adjusted to eliminate certain items which management believes are not indicative of operating trends because they are unusual and/or nonrecurring in nature, including realized gains (losses) on investments (less that portion of amortization of deferred policy acquisition costs and value of insurance in force acquired and income taxes attributable to such gains), discontinued operations and net income (loss) from a venture capital investment company subsidiary. Adjusted operating income and adjusted operating income per common share should not be considered as necessarily being better indicators of the Company's overall operating performance than net income or net income per common share, nor are they better indicators of the Company's liquidity than cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted Operating Income."

(5) Statutory data has been derived from the annual statements of the Company's insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(6) Statutory capital and surplus reflects amounts related to Farm Bureau Life Insurance Company and Western Farm Bureau Life Insurance Company (after 1993) only and does not include the Asset Valuation Reserve, Interest Maintenance Reserve or Mandatory Securities Valuation Reserve for the appropriate years.

(7) Net statutory premiums as presented for statutory reporting purposes include premiums collected from annuities and universal life-type products. For GAAP reporting, such premiums received are not reported as premium revenues.

(8) Loss and loss adjustment expense ratio equals the sum of statutory incurred losses and loss adjustment expenses divided by statutory earned premiums.

(9) Expense ratio equals all statutory expenses, including policyholder dividends and excluding loss and loss adjustment expenses, divided by statutory net written premiums.

(10) Combined ratio equals the sum of the loss and loss adjustment expense and expense ratios.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE SELECTED CONSOLIDATED FINANCIAL DATA AND CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN. UNLESS NOTED OTHERWISE, ALL REFERENCES INCLUDED HEREIN TO THE COMPANY INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND WESTERN FARM BUREAU LIFE INSURANCE COMPANY (WESTERN LIFE) (COLLECTIVELY, THE LIFE COMPANIES) AND ITS PROPERTY-CASUALTY INSURANCE SUBSIDIARY, UTAH FARM BUREAU INSURANCE COMPANY (UTAH INSURANCE).


OVERVIEW

LIFE INSURANCE OPERATIONS. The Life Companies sell universal life, variable universal life, traditional life and disability income insurance and traditional and variable annuity products. These products are marketed to Farm Bureau members and other individuals and businesses in 15 midwestern and western states. Several subsidiaries support various functional areas of Farm Bureau Life, Western Life and other affiliates, by providing investment advisory, marketing and distribution, and leasing services.

In accordance with generally accepted accounting principles, universal life insurance premiums and ordinary annuity considerations received are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for universal life and ordinary annuity products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to universal life insurance and ordinary annuity policies are reflected as decreases in liabilities for policyholder account balances and not as expenses. Amounts for interest credited to universal life and ordinary annuity policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements. The Life Companies receive investment income earned from the funds deposited into account balances by universal life and annuity policyholders, a portion of which is passed through to these policyholders in the form of interest credited.

Premium revenues reported for traditional life and disability income insurance products are recognized as revenues when due. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

For variable universal life and variable annuities, premiums received are not reported as revenues. Similar to universal life and ordinary annuities, revenues reported consist of fee income and product charges collected from the policyholders. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense in proportion to expected profits or margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity. Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred under insurance retention limits. The profitability of the Life Companies is primarily affected by expense levels, investment results and fluctuations in mortality and other policyholder benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

PROPERTY-CASUALTY OPERATIONS. The Company's property-casualty product lines and the percentage of property-casualty premiums associated with such lines for 1996 were as follows: automobile (49.5%), homeowners (7.1%), farm and ranch owners (12.1%), workers' compensation (5.7%), crop (8.2%), reinsurance (12.8%) and other (4.6%).

Property-casualty business written by Utah Insurance is pooled with business written by several property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. In accordance with retrospective accounting for reinsurance assumed, the property-casualty operating results in the consolidated statement of operations pertaining to the first six months of 1996 include that amount applicable to 8% of the reinsurance pool and the operating results applicable to the increase in the pooling percentage for that period ($0.8 million loss before income taxes) was deferred and is being amortized over the premium paying period of the underlying policies (generally 6 to 12 months). For the six months ended December 31, 1996, Utah Insurance recorded 20% of the reinsurance pool results, with the exception of development on loss and loss adjustment expense reserves relating to claims incurred prior to January 1, 1996, of which Utah Insurance's participation remains at 8%.

SEGMENT INFORMATION. The Company's revenues and net income are primarily derived from its life insurance segment. For information concerning amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's segments, see Note 13 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

A summary of the Company's premiums and product charges is as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                       -----------------------
                                                          1996            1995
                                                       --------       --------
                                                         (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Universal life and annuity product charges          $43,654        $43,722
    Traditional life insurance premiums                  82,198         75,450
    Accident and health premiums                         10,582         10,161
    Property-casualty premiums                           32,975         18,709
                                                       --------       --------
             Total                                     $169,409       $148,042
                                                       ========       ========


Premiums and product charges increased $21.4 million, or 14.4%, to $169.4 million for 1996 compared to $148.0 million for 1995. This increase included a $7.2 million, or 8.4%, increase in traditional life insurance and accident and health premiums which, management believes, is principally attributable to implementation of a new incentive agent compensation program effective January 1, 1996, introduction of a uniform portfolio of life insurance and annuity products throughout the Company's marketing territory in March 1996 and more effective and increased training of its agency force. Universal life and annuity product charges decreased $0.1 million, or 0.2%, to $43.7 million for 1996 principally due to decreases in cost of insurance rates ranging from 4% to 12% (approximately $2.7 million) which took effect March 14, 1996, and a decrease in the amortization of unearned revenues. These decreases were partially offset by growth in the volume of business in force and a $0.8 million increase in fees on premium deposits as a result of an increase in receipts from interest sensitive products. Property-casualty premiums increased $14.3 million, or 76.3%, primarily due to the increase in Utah Insurance's reinsurance pool participation percentage from 8% to 20%, which resulted in $14.4 million of additional premiums during 1996. This increase was partially offset by the Company's nonrenewal of certain unaffiliated reinsurance assumed contracts and premium rate decreases on workers' compensation insurance which collectively totaled approximately $0.4 million. Although the life and property-casualty insurance industries are competitive, the Company has not experienced any unusual pricing pressures in its lines of business or in the states in which it conducts operations.

Net investment income decreased $12.4 million, or 5.5%, to $210.7 million for 1996 compared to $223.1 million for 1995. The decrease was predominately the result of the nonrecurrence in 1996 of gains recognized on two private equity investments held by FBL Ventures of South Dakota Inc. (FBL Ventures), a venture capital subsidiary, during 1995. During 1996, this subsidiary recognized net investment income of $2.9 million compared to $25.4 million for 1995. See "Adjusted Operating Income." Also contributing to the decrease was a 26 basis point decline in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.62% in 1996 from 7.88% in 1995. These decreases were partially offset by a 9.3% increase in average invested assets (excluding invested assets of FBL Ventures) to $2,728.6 million in 1996 from $2,496.3 million in 1995. The increase in average invested assets is primarily attributable to net positive cash flows from operating activities and net positive cash flows from interest sensitive products totaling $145.8 million and $32.4 million, respectively, during 1996. The decline in yield on average invested assets is the result of investing a majority of these positive cash flows and cash from investing activities in lower yielding securities. The newer securities have lower yields due principally to market interest rates during 1996 being lower than the average effective yield of the investment portfolio and the average yield on those securities sold, maturing or repaid during the year.

Realized gains on investments increased $46.9 million, or 797.4%, to $52.8 million for 1996 compared to $5.9 million for 1995. The increase resulted primarily from a $50.4 million gain from sales of a portion of one equity investment during 1996. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income decreased $5.1 million, or 17.3%, to $23.9 million for 1996 compared to $29.0 million for 1995 due primarily to a $4.4 million decrease in commission income from the sale of unaffiliated insurers' medical products. Effective January 1, 1996, a majority of these products are marketed through Farm Bureau Mutual Insurance Company, an affiliate.

A summary of the Company's policy benefits is as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                             -------------------
                                                                               1996       1995
                                                                             --------   --------
                                                                            (DOLLARS IN THOUSANDS)
Policy benefits:
    Universal life and annuity benefits                                      $119,186   $112,125
    Traditional life insurance and accident and health benefits                53,864     49,316
    Increase in traditional and accident and health future policy benefits     25,875     22,976
    Distributions to participating policyholders                               26,345     25,747
    Property-casualty losses and loss adjustment expenses                      28,365     13,621
                                                                             --------   --------
        Total                                                                $253,635   $223,785
                                                                             ========   ========


Policy benefits increased $29.8 million, or 13.3%, to $253.6 million for 1996 compared to $223.8 million for 1995. Included in this increase was a $7.1 million increase in universal life and annuity benefits consisting of a $4.8 million increase in interest credited to these contracts and a $2.3 million increase in universal life death benefits in excess of related account balances. The increase in interest credited is principally attributable to a larger volume of business in force as the Company's interest crediting rates decreased during the periods. The weighted average crediting rate for the Company's universal life liabilities decreased to 6.39% for 1996 from 6.68% for 1995, and the weighted average crediting rate for the Company's annuity liabilities decreased to 6.35% for 1996 from 6.57% for 1995. The decrease in interest crediting rates was greater than the decrease (20 basis points) in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due primarily to the timing of the Company's adjustments to its interest crediting rates for fluctuations in portfolio yield. Traditional life and accident and health benefits increased $7.4 million, or 10.3%, consisting of a $3.4 million increase in death and surrender benefits, a $2.9 million increase in the change in the reserves on these products, a $1.4 million increase in accident and health benefits and a $0.3 million net decrease in other benefits. Distributions to policyholders increased to $26.3 million from $25.7 million due to an increase in the amount of participating business in force, partially offset by a reduction in the average dividend rate credited to these policies to 6.12% from 6.49%. Losses and loss adjustment expenses incurred on property-casualty policies increased $14.8 million, or 108.2%, to $28.4 million for 1996 from $13.6 million for 1995 due primarily to the increase in Utah Insurance's reinsurance pool participation percentage, resulting in $13.5 million of additional losses and loss adjustment expenses. In addition, less favorable weather conditions in 1996 caused an increase in property losses, including approximately $0.8 million in assumed losses attributable to Hurricane Fran. During 1997, the Company discontinued participation in assumed reinsurance with coastal catastrophe exposures. The loss and loss adjustment expense ratio increased in 1996 to 86.0% from 72.8% in 1995.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                                -----------------
                                                                                 1996      1995
                                                                                -------   -------
                                                                              (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
     Commission expense, net of deferrals                                       $ 9,191   $ 8,043
     Amortization of deferred policy acquisition costs                           15,510    10,727
     Other underwriting, acquisition and insurance expenses, net of deferrals    41,747    54,661
                                                                                -------   -------

                                            Total                               $66,448   $73,431
                                                                                =======   =======


Commission expense increased $1.2 million, or 14.3%, to $9.2 million for 1996 compared to $8.0 million for 1995. This increase is primarily attributable to a change in the Company's incentive agent compensation program effective January 1, 1996, under which agency managers are paid overwrite commissions on first year and renewal premiums rather than a base salary. Also contributing to the increase in commission expense is a 5.9% increase in direct life insurance premiums collected in 1996 compared to 1995.

Amortization of deferred policy acquisition costs increased $4.8 million, or 44.6%, to $15.5 million for 1996 compared to $10.7 million for 1995 principally due to the increase in Utah Insurance's reinsurance pool participation which resulted in $3.8 million of additional amortization during 1996. In addition, amortization increased due to a greater volume of business in force and an increase in the emergence of profits on the underlying business. Partially offsetting these increases was a $1.8 million reduction in amortization due to the impact of realized gains and losses on investments backing the related policyholder liabilities

Other underwriting, acquisition and insurance expenses decreased $13.0 million, or 23.6%, to $41.7 million for 1996 compared to $54.7 million for 1995. This decrease is primarily attributable to new marketing agreements with Farm Bureau property-casualty insurance companies doing business in the Company's marketing territory whereby the property-casualty insurance companies develop and manage the Company's agency force for a fee based on commissions on first year life insurance premiums and annuity deposits. As a result of the agreements, various fixed marketing costs that were charged to expense in 1995 have been replaced by lower fees ($3.6 million for 1996) which vary based on premium volume and are deferred and amortized with other policy acquisition costs. In addition, expense reductions were realized as a result of discontinuing the sale of unaffiliated insurers' medical products (see discussion regarding other income above). Also, approximately $1.9 million of the decrease is attributable to the elimination of an agent bonus program in 1996 and one-time severance benefit payments to certain employees in 1995. Furthermore, amortization of value of insurance in force acquired decreased $0.6 million in 1996 compared to 1995 due to the impact of realized gains and losses on investments. Partially offsetting these decreases was a $0.9 million increase in property-casualty underwriting and insurance expenses as a result of the increase in Utah Insurance's reinsurance pool participation percentage. While management strives to reduce operating expenses and increase the efficiency of operations, the Company does not anticipate any significant changes in its cost structure in 1997. As a result, the 1997 underwriting expense level is expected to be comparable to that in 1996, as opposed to the expense reductions experienced in 1996 compared to 1995.

Interest expense was $0.9 million for 1996 compared to $1.0 million for 1995 due to relatively consistent average outstanding debt balances during the periods. The average outstanding debt is expected to be approximately $10 million higher in 1997 than in 1996 as a result of additional debt incurred during 1996.

Other expenses increased $1.7 million, or 9.8%, to $19.0 million for 1996 compared to $17.3 million for 1995 due principally to an increase in the level of investment advisory and management services provided to affiliates and other third parties.

Pretax income before minority interest in earnings of subsidiaries and equity income increased $26.5 million, or 29.2%, to $116.9 million for 1996 compared to $90.4 million for 1995. This increase was primarily the result of the impact of realized gains on investments offset, in part, by the $22.5 million decrease in net investment income attributable to FBL Ventures.

Income taxes increased $5.7 million, or 17.8%, to $37.8 million for 1996 compared to $32.1 million for 1995. The effective tax rate for 1996 was 32.3% compared to 35.5% for 1995. The effective tax rate during 1996 was lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income and other permanent differences between book and taxable income arising from investment transactions. During 1995, the effect of tax exempt interest and dividend income was more than offset by state income taxes primarily on realized gains attributable to noninsurance subsidiaries. The Company's effective tax rate should not, over the long term, be materially different from the effective statutory rate.

Net income applicable to common stock increased $21.0 million, or 35.2%, to $80.6 million for 1996 compared to $59.6 million for 1995. The increase was primarily the result of the changes in pretax income and effective tax rate discussed above. In addition, there was a $2.7 million increase in equity income principally arising from eight equity investments whose principal assets were sold or liquidated during 1996. Partially offsetting the increase in net income was $2.3 million in dividends paid during 1996 to the Company's preferred stockholder as a result of the exchange of 5.0 million shares of Class A Common Stock for 5.0 million shares of Series A Preferred Stock on July 18, 1996. See "Stockholders' Equity."

1995 COMPARED TO 1994

A summary of the Company's premiums and product charges is as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                   ---------------------
                                                      1995        1994
                                                   ---------   ---------
                                                  (DOLLARS IN THOUSANDS)
Premiums and product charges:
      Universal life and annuity product charges   $  43,722   $  42,734
      Traditional life insurance premiums             75,450      72,222
      Accident and health premiums                    10,161      (1,956)
      Property-casualty premiums                      18,709      17,778
                                                   ---------   ---------
              Total                                $ 148,042   $ 130,778
                                                   =========   =========


Premiums and product charges increased $17.2 million, or 13.2%, to $148.0 million for 1995 compared to $130.8 million for 1994. Approximately $12.1 million of this increase was attributable to an increase in accident and health premiums due primarily to the Company's exit from the medical insurance business in 1994. In 1994, the Company recorded net negative accident and health premiums of $2.0 million, consisting of $11.9 million in disability income premiums net of $13.9 million in negative premiums from ceding the medical insurance business to other carriers. In 1995, accident and health premiums totaled $10.2 million, consisting primarily of disability income business. Life insurance premiums and universal life and annuity product charges increased $4.2 million, or 3.7%, as a result of new sales coupled with favorable persistency. Property-casualty premiums increased 5.2% to $18.7 million in 1995 from $17.8 million in 1994, due to premium rate increases and a modest growth in the number of policies in force. Although the life and property-casualty insurance industries are competitive, the Company has not experienced any unusual pricing pressures in its lines of business or states of operation.

Net investment income increased $44.3 million, or 24.8%, to $223.1 million for 1995 compared to $178.8 million for 1994. The increase was predominantly the result of gains recognized on two private equity investments held by FBL Ventures. During 1995, this subsidiary recognized net investment income of $25.4 million compared to a loss of $0.2 million for 1994. See "Adjusted Operating Income." In addition, the Company's average invested assets (excluding invested assets of FBL Ventures) increased 7.8% to $2,496.3 million in 1995 from $2,327.6 million in 1994 and the yield on average invested assets (excluding yield attributable to FBL Ventures) increased to 7.88% in 1995 from 7.69% in 1994. The yield on average invested assets increased in 1995 despite a general decline in market interest rates during the period primarily because fixed maturity securities purchased in 1995 tended to have longer maturities than that of the existing fixed maturity portfolio and the Company increased its concentration of investments in investment grade mortgage-backed securities with higher yields.

Realized gains on investments decreased $3.5 million, or 37.7%, to $5.9 million for 1995 compared to $9.4 million for 1994. This decrease resulted primarily from the timing of the sale of certain private equity investments. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

A summary of the Company's policy benefits is as follows:

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                              -------------------
                                                                                1995       1994
                                                                              --------   --------
                                                                             (DOLLARS IN THOUSANDS)
Policy benefits:
     Universal life and annuity benefits                                      $112,125   $ 97,736
     Traditional life insurance and accident and health benefits                49,316     48,345
     Increase in traditional and accident and health future policy benefits     22,976     12,084
     Distributions to participating policyholders                               25,747     24,402
     Property-casualty losses and loss adjustment expenses                      13,621     13,441
                                                                              --------   --------
          Total                                                               $223,785   $196,008
                                                                              ========   ========


Policy benefits increased $27.8 million, or 14.2%, to $223.8 million for 1995 compared to $196.0 million for 1994. Of this increase, $14.4 million was attributable to an increase in universal life and annuity benefits largely resulting from an increase in interest credited amounts and growth in the amount of business in force. During 1995 the weighted average crediting rate for the Company's individual annuity liabilities increased to 6.49% from 6.16% in 1994, and the weighted average crediting rate for the Company's universal life liabilities decreased to 6.68% from 6.71% for the respective periods. It is the Company's policy to change rates credited to policy accounts as the Company's investment portfolio yield changes. The crediting rate for universal life insurance products decreased despite an increase in the yield on average invested assets due primarily to a decrease in the rate credited to a universal life product sold by Western Life that previously had an above-market crediting rate. In addition, there was an $11.9 million increase in traditional life and accident and health policy benefits as a result of general growth in the amount of business in force. This increase included a $10.9 million increase in the change in reserves on those products, a $1.5 million increase in surrender benefits and a $0.9 million increase in death benefits, offset, in part, by a $1.4 million decrease in accident and health benefits. Distributions to participating policyholders increased to $25.7 million from $24.4 million due to increases in the face amount of policies in force and an increase in the average dividend rate credited to these policies to 6.49% from 6.31%. Losses and loss expenses incurred on property-casualty policies increased to $13.6 million, or 1.3%, in 1995 from $13.4 million in 1994. The loss and loss adjustment expense ratio improved in 1995 to 72.8% from 75.6% in 1994 primarily due to more favorable loss experience resulting from premium rate increases and re-underwriting activities.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                                 -----------------
                                                                                  1995      1994
                                                                                 -------   -------
                                                                              (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
      Commission expense, net of deferrals                                       $ 8,043   $10,340
      Amortization of deferred policy acquisition costs                           10,727    10,066
      Other underwriting, acquisition and insurance expenses, net of deferrals    54,661    54,246
                                                                                 -------   -------
          Total                                                                  $73,431   $74,652
                                                                                 =======   =======


Commission expense decreased $2.3 million, or 22.2%, to $8.0 million in 1995 from $10.3 million in 1994. This decrease includes a $2.2 million decline in nondeferrable first year commissions and a $0.1 million decline in renewal commissions. Nondeferrable first year commissions decreased due primarily to an $18.7 million decline in first year premiums received in 1995 compared to 1994. Renewal commissions decreased in 1995 compared to 1994 despite a $13.1 million increase in renewal premiums received due primarily to multi-tiered commission structures on certain life insurance products whereby renewal commission rates decline over the life of the underlying policies.

Amortization of deferred policy acquisition costs increased $0.6 million, or 6.6%, to $10.7 million in 1995 from $10.1 million in 1994 principally due to an increase in amortization resulting from realized gains on investments.

Other underwriting, acquisition and insurance expenses increased $0.5 million, or 0.8%, to $54.7 million in 1995 from $54.2 million in 1994. Expenses were controlled by economies of scale gained from the consolidation of Western Life and another subsidiary's operations with Farm Bureau Life and a reengineering effort designed to increase efficiency of operations and improve customer service. As a result of these initiatives, over 160 job positions were eliminated during the past two years, the benefit of which was realized in 1995.

Interest expense decreased $1.1 million, or 52.2%, to $1.0 million in 1995 from $2.1 million in 1994 due principally to the decline in long-term debt to $12.6 million at December 31, 1995 from $18.5 million at December 31, 1994 and $30.6 million at January 1, 1994.

Other expenses increased 0.4% to $17.3 million in 1995 from $17.2 million in 1994 due primarily to general growth in the Company's non-insurance support operations.

Pretax income before minority interest in earnings of subsidiaries, equity income (loss) and discontinued operations increased $30.5 million, or 51.1%, to $90.4 million compared to $59.9 million for 1994. This increase was the result of growth in investment income from the private equity investments of FBL Ventures to $25.4 million compared to a loss of $0.2 million for 1994, coupled with improved profitability in the life insurance lines from lower expense ratios and increased spreads. These increases were partially offset by a reduction in realized capital gains.

Income taxes increased $9.6 million, or 42.8%, to $32.1 million for 1995 compared to $22.5 million for 1994. The effective tax rate in 1995 was 35.5% compared to 37.5% in 1994. The effective tax rate in 1994 was higher than the statutory rate of 35% primarily as a result of provisions for possible adjustments from routine IRS examinations, offset partially by tax-exempt interest and dividend income. The Company's effective tax rate should not, over the long term, be materially different from the effective statutory rate.

Net income increased $17.5 million, or 41.7%, to $59.6 million for 1995 compared to $42.1 million for 1994. The increase was the result of increases in the pretax income discussed above, partially offset by a $6.5 million decrease in income from discontinued operations sold in 1994. In addition, equity income
(loss) increased $3.0 million to $1.6 million in 1995 compared to a loss of $1.4 million in 1994.

ADJUSTED OPERATING INCOME

The following table reflects net income adjusted to eliminate certain items which management believes are not indicative of overall operating trends, including net realized gains on investments (less that portion of amortization of deferred policy acquisition costs and value of insurance in force acquired and income taxes attributable to such gains), net income from a venture capital investment company subsidiary and discontinued operations.

                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1996        1995        1994
                                                       --------    --------    --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock                  $ 80,634    $ 59,628    $ 42,066
Adjustments:
     Net realized gains on investments                  (34,992)     (2,761)     (5,734)
     Net income from FBL Ventures                        (3,147)    (15,219)        (73)
     Gain on discontinued operations                        -           -        (6,479)
                                                       --------    --------    --------
Adjusted operating income applicable to common stock   $ 42,495    $ 41,648    $ 29,780
                                                       ========    ========    ========
Adjusted operating income per common share             $   1.96    $   1.77    $   1.27
                                                       ========    ========    ========




FBL Ventures is a wholly owned investment company subsidiary of Farm Bureau Life which invests in start-up and mezzanine level venture capital investments in various sectors. Operating results of FBL Ventures are recognized in accordance with accounting principles for investment companies and, as such, unrealized and realized gains and losses on investments are included in net investment income. Because of the venture capital nature of the underlying investments, the results of FBL Ventures tend to fluctuate significantly from year to year and need to be evaluated over a much longer period of time. Therefore, the net income attributable to FBL Ventures is not included in adjusted operating income. As of December 31, 1996, FBL Ventures had venture capital investments of $13.8 million, consisting of 13 private equity securities issued by 10 companies. Of the 10 companies in which FBL Ventures held investments on December 31, 1996, five are public with an aggregate carrying value of $7.0 million and five are private with an aggregate carrying value of $6.8 million. In addition, of the 10 companies, four with an aggregate carrying value of $8.5 million operate in the health care industry. The balance of the companies operate in the computer hardware/software, communication technology and biotechnology industries.

During 1996, FBL Ventures ceased making new venture capital investments and began selling its private equity securities. During 1996, 20 securities with a fair value of $9.7 million were sold at their carrying value, which management believes approximated fair value. Accordingly, the sales did not have a significant effect on the Company's operating results. Proceeds from the sales were invested in fixed maturity securities and mortgage loans. It is anticipated that the remaining securities will be sold to unaffiliated third parties or transferred to Farm Bureau Life during 1997. Management believes the sale of FBL Venture's investments will provide the Company with more consistent and predictable investment returns and will facilitate the Company's asset/liability management process.

DISCONTINUED OPERATIONS

During 1990, the Company invested in a cable television operation which provided cable service to rural communities in the midwest. The investment consisted of a direct investment in a partnership interest, notes and a guarantee of bank debt. As a result of market and other factors, the cable operation suffered substantial operating losses during each year it was owned. In December 1993, a decision was made to sell the cable operation, and at that time the operations were classified as discontinued operations for financial reporting purposes. On December 23, 1994, the cable operation was sold.


LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.

FBL Financial Group, Inc.'s cash flow from operations consists of dividends from subsidiaries, if declared and paid, and fees which it charges the various operating subsidiaries and affiliates for management of their operations, partially offset by the expenses incurred for salaries and other expenses related to providing such services.

During 1996, the Company paid common stock dividends of $1.3 million and preferred stock dividends of $2.3 million. No dividends were paid during 1995 or 1994. It is anticipated dividend requirements for 1997 will be $1.00 per preferred share and $0.40 per common share, or approximately $12.5 million. FBL Financial Group, Inc. relies primarily on dividends from the Life Companies to make any dividend payments to its stockholders. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or
(ii) the statutory net gain from operations of the insurer for the 12 month period ending the December 31 of the preceding year. During 1997, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $34.9 million from Farm Bureau Life and $8.2 million from Western Life. Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet its obligations or its anticipated dividends.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in fiscal year 1996, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For property-casualty operations the major sources of cash inflow are premiums and investment income. Major sources of cash outflow are losses and loss adjustment expenses paid and other underwriting expenses. As with the Life Companies, the liquidity position of Utah Insurance continued to be favorable in 1996, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations.

For all insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the insurance companies' continuing operations provided funds amounting to $144.7 million in 1996, $106.5 million in 1995 and $94.0 million in 1994. Cash inflows from financing activities are principally the result of the significant growth in net deposits to policyholder account balances for both universal life insurance and annuities during 1996, 1995, and 1994. These funds, along with the excess operating inflows, were primarily used to increase the insurance companies' fixed maturity investment portfolios.

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

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $48.2 million as of December 31, 1996. Interest is payable at a current market rate upon issuance. As of December 31, 1996, no line of credit agreement was open and there were no borrowings outstanding.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations. The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of December 31, 1996, the Company had no material commitments for capital expenditures.


INVESTMENTS

The Company's total investment portfolio increased $243.0 million, or 9.2%, to $2,889.1 million at December 31, 1996 compared to $2,646.1 million at December 31, 1995. This increase is primarily the result of positive cash flows from operations and net deposits to policyholder account balances during 1996. In addition, $77.3 million of the increase is attributable to one equity investment from which the Company experienced significant realized and unrealized gains during 1996.

The Company's investment portfolio is managed by its internal investment professionals. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the Company's investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for expected liability durations and other requirements. Management continually reviews the returns on invested assets and changes the mix of invested assets as deemed prudent under the current market environment to help maximize current income.

The Company's investment portfolio is summarized in the table below:


                                                          DECEMBER 31,
                                ----------------------------------------------------------------
                                       1996                  1995                  1994
                                ------------------    ------------------    --------------------
                                 CARRYING             CARRYING               CARRYING
                                   VALUE    PERCENT     VALUE     PERCENT      VALUE     PERCENT
                                ----------   -----    ----------   -----    ----------   -------
                                                    (DOLLARS IN THOUSANDS)
Fixed maturities:
     Public                     $1,734,849    60.0%   $1,597,236    60.4%   $1,293,590      55.3%
     Private placement             303,000    10.5       335,905    12.7       314,593      13.4
     144A private placement        230,446     8.0       143,068     5.4       124,428       5.3
                                ----------   -----    ----------   -----    ----------   -------
     Total fixed maturities      2,268,295    78.5     2,076,209    78.5     1,732,611      74.0
Equity securities                   86,991     3.O        83,714     3.1        46,701       2.0
Held in inventory (1)               15,899     0.5        21,913     0.8        18,169       0.8
Mortgage loans on real estate      293,777    10.2       266,623    10.1       272,537      11.7
Investment real estate
     Acquired for debt               2,007     0.1         2,220     0.1         4,444       0.2
     Investment                     26,384     0.9        26,384     1.0        22,507       1.0
Policy loans                       118,996     4.1       116,107     4.4       113,848       4.9
Other long-term investments          8,388     0.3         2,892     0.1         6,654       0.3
Short-term investments              68,358     2.4        50,061     1.9       119,683       5.1
                                ----------   -----    ----------   -----    ----------   -------
     Total investments          $2,889,095   100.0%   $2,646,123   100.0%   $2,337,154     100.0%
                                ==========   =====    ==========   =====    ==========   =======


-----------

(1) Held in inventory includes equity securities owned by FBL Ventures totaling $13.8 million, $20.1 million and $15.9 million at December 31, 1996, 1995 and 1994, respectively.

As of December 31, 1996, 93.1% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 1996, the Company's investment in non-investment grade debt was 6.9% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION


                                                                      DECEMBER 31,
                                             -----------------------------------------------------------------
                                                    1996                    1995                  1994
                                             -------------------    -------------------    -------------------
   NAIC         EQUIVALENT                   CARRYING                CARRYING               CARRYING
DESIGNATION    S & P RATINGS (1)               VALUE      PERCENT      VALUE     PERCENT      VALUE     PERCENT
-----------    -----------------             ----------    -----    ----------    -----    ----------    -----
     1        (AAA, AA, A)                   $1,488,548     65.6%   $1,311,216     63.1%   $1,039,787     60.0%
     2        (BBB)                             624,209     27.5       582,678     28.1       541,272     31.3
                                             ----------    -----    ----------    -----    ----------    -----
              Total investment grade          2,112,757     93.1     1,893,894     91.2     1,581,059     91.3
     3        (BB)                              103,292      4.6       100,622      4.8        82,402      4.8
     4        (B)                                48,932      2.2        79,987      3.9        65,083      3.7
     5        (CCC, CC, C)                          275       --            56       --         1,255       --
     6        In or near default                  3,039      0.1         1,650      0.1         2,812      0.2
                                             ----------    -----    ----------    -----    ----------    -----
              Total below investment grade      155,538      6.9       182,315      8.8       151,552      8.7
                                             ----------    -----    ----------    -----    ----------    -----
              Total fixed maturities         $2,268,295    100.0%   $2,076,209    100.0%   $1,732,611    100.0%
                                             ==========    =====    ==========    =====    ==========    =====

-----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. Management believes these types of investments, in general, provided superior risk-adjusted returns during 1996 compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At December 31, 1996, the Company held $576.7 million (20.0% of total investments) in residential mortgage-backed securities, $305.2 million (10.6% of total investments) in commercial mortgage-backed securities and $181.7 million (6.3% of total investments) in other asset-backed securities.

At December 31, 1996, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $538.1 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of December 31, 1996, 78.8% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At December 31, 1996, the Company held $293.8 million or 10.2% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 1996, mortgages more than 60 days delinquent accounted for 1.4% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at December 31, 1996 include: Pacific (26%) which includes California, Oregon and Washington; and Mountain (22%) which includes Arizona, Colorado, Idaho, New Mexico, Utah and Wyoming. Mortgage loans on real estate have also been analyzed by collateral types with office buildings (48%) and retail facilities (32%) representing the largest holdings at December 31, 1996.

The Company's investment portfolio at December 31, 1996, also included $68.4 million of short-term investments and $238.8 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At December 31, 1996, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 8.3 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.6 as of December 31, 1996.


OTHER ASSETS

Securities and indebtedness of related parties decreased $37.3 million, or 50.1%, due to the repayment of several lines of credit and mortgage loans and the sale or liquidation of several partnership interests. Deferred policy acquisition costs increased $29.1 million, or 21.1%, due primarily to new sales, the increase in Utah Insurance's reinsurance pool participation percentage and an adjustment ($10.7 million increase) related to the valuation of fixed maturity securities designated as available for sale. Value of insurance in force acquired increased $5.5 million, or 37.9%, principally due to an adjustment ($5.6 million increase) related to the valuation of fixed maturity securities designated as available for sale. At December 31, 1996, the Company had total assets of $3,368.2 million, an 8.9% increase from total assets at December 31, 1995.


LIABILITIES

Policy liabilities and accruals increased $133.5 million, or 6.3%, due principally to an increase in the volume of business in force and the increase in Utah Insurance's reinsurance pool participation percentage. Long-term debt increased $12.0 million to $24.6 million at December 31, 1996 principally due to $14.0 million in additional debt incurred during 1996 to support the increase in Utah Insurance's reinsurance pool participation percentage. At December 31, 1996, the Company had total liabilities of $2,724.9 million, a 7.9% increase from total liabilities at December 31, 1995.


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

On April 29, 1996, the Company designated 5.0 million shares of its preferred stock as Series A Preferred Stock and on July 18, 1996, such shares were exchanged for 5.0 million shares of Class A Common Stock. The preferred stock, which pays cumulative annual cash dividends of $1.00 per share, payable quarterly, is recorded at its liquidation value of $20.00 per share.

At December 31, 1996, stockholders' equity was $638.5 million, or $28.55 per common share, compared to $564.3 million, or $23.65 per common share (after giving effect to stock split) at December 31, 1995. Approximately $1.70 of the increase in stockholders' equity per common share is attributable to the exchange of Class A Common Stock for preferred stock. Included in stockholders' equity per common share is $1.05 and $1.40 at December 31, 1996 and 1995, respectively, attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale reduced stockholders' equity $9.9 million in 1996, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. During 1996, a credit of $4.9 million was posted directly to stockholders' equity as a result of an initial public offering completed by an equity investee of the Company.


EFFECTS OF INFLATION AND INTEREST RATE CHANGES

The Company does not believe that inflation has had a material effect on its consolidated results of operations. The Company attempts to invest new funds in securities with expected durations that match the related policyholder obligations to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the yield realized by the Company on new investments increases or decreases in direct relationship with interest rate changes.

Also, interest rate changes may have temporary effects on the sale and profitability of the annuity and universal life products offered by the Company. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by the Company's competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the interest rate credited to holders of its annuity and universal life products. In contrast, as interest rates fall, the Company attempts to adjust its credited rates to compensate for the corresponding decline in investment income. The Company monitors interest rates and sells annuities and universal life contracts that permit flexible responses to interest rate changes as part of the Company's management of interest spreads.


EMERGING ACCOUNTING AND REGULATORY MATTERS

STATUTORY ACCOUNTING CODIFICATION

The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. That project, which is expected to be completed in the near term, will likely change certain statutory accounting practices. The codification may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements.

REGULATORY MATTERS

The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. The Company's variable insurance products, mutual funds, investment advisor and certain licensed broker-dealers and agents are also subject to regulation by the Securities and Exchange Commission, the National Association of Securities Dealers (NASD), and state agencies.

During the past several years, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of recent legislative developments, the NAIC and state insurance regulators are reexamining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines and the circumstances under which dividends may be paid. The NAIC has approved one version and is considering another version of a model investment law that defines and sets guidelines for investment policies and activities for insurance companies. Management does not believe the adoption in any of its states of operation of any of the current NAIC initiatives will have a material adverse impact on the Company; however, the Company cannot predict the form of any future proposals or regulation.

Assessments are, from time to time, levied on the insurance subsidiaries of the Company by guaranty associations in most states in which the subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Because the Company is not able to reasonably estimate the potential amounts of future assessments, the Company recognizes its obligation for guaranty fund assessments when it receives notice that an amount is payable to a guaranty fund. Expenses incurred for guaranty fund assessments were $0.6 million, $1.3 million and $1.6 million during the years ended December 31, 1996, 1995 and 1994, respectively.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. The United States Supreme Court recently held in NATIONSBANK OF NORTH CAROLINA V. VARIABLE ANNUITY LIFE INSURANCE COMPANY that annuities are not insurance for purposes of the National Bank Act. This factor or others may cause Congress to consider legislation that would eliminate such tax deferral, at least for certain annuities. Other possible legislation, including a simplified "flat tax" income tax structure with an exemption from taxation for investment income, could also adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on the Company's annuity and life insurance products.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

         * Changes to interest rate levels and stock market performance may impact the Company's lapse rates, market value of investment portfolio and the Company's ability to sell its life insurance products, notwithstanding product features to mitigate the financial impact of such changes.

         * Extraordinary acts of nature or man may result in higher than expected claim activity.

         * Changes in federal and state income tax laws and regulations may affect the relative tax advantage of the Company's products.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            FBL FINANCIAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



  Report of Management                                                39
  Report of Independent Auditors                                      40

  Consolidated Financial Statements

  Consolidated Balance Sheets                                         41
  Consolidated Statements of Income                                   43
  Consolidated Statements of Changes in Stockholders' Equity          44
  Consolidated Statements of Cash Flows                               45
  Notes to Consolidated Financial Statements                          47



REPORT OF MANAGEMENT

To Our Stockholders

The management of FBL Financial Group, Inc. is responsible for the integrity of information contained in the accompanying consolidated financial statements. The statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances and have been audited by Ernst & Young LLP. A copy of their audit opinion follows this letter. The financial information contained elsewhere in this annual report is consistent with that of the financial statements except for information described as being in accordance with statutory accounting practices.

Certain financial information presented depends on management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgements are fair and reasonable based upon available information.

Management maintains a system of internal control designed to meet its responsibilities for preparing reliable financial statements. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them. An internal audit department is maintained to continually monitor and challenge the adequacy of internal control. It is management's opinion that its system of internal control during the periods covered by this annual report was effective in providing reasonable assurance that its financial statements are fairly stated in all material respects.

The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets periodically with management, internal auditors and Ernst & Young LLP to review internal accounting control, audit activities and financial reporting matters. The internal auditors and Ernst & Young LLP have free access to the Audit Committee, without the presence of management, to discuss the adequacy of internal control and to review the quality of financial reporting.


                                  Thomas R. Gibson
                                  CHIEF EXECUTIVE OFFICER AND DIRECTOR

                                  James W. Noyce
                                  CHIEF FINANCIAL OFFICER




                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 4 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt securities.


                                                  /s/ Ernst & Young LLP

Des Moines, Iowa
March 3, 1997



                            FBL FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             DECEMBER 31,
                                                                       -----------------------
                                                                          1996         1995
                                                                       ----------   ----------
ASSETS
Investments:
     Fixed maturities:
          Held for investment, at amortized cost
               (market: 1996 - $709,168; 1995 - $712,476)              $  694,351   $  683,149
          Available for sale, at market
               (amortized cost: 1996 - $1,542,748; 1995 - $1,325,608)   1,573,944    1,393,060
     Equity securities, at market (cost: 1996 - $74,792; 1995 - $77,038)   86,991       83,714
     Held in inventory, at estimated fair value
          (amortized cost: 1996 - $10,621; 1995 - $21,555),
          substantially all held for sale in 1996                          15,899       21,913
     Mortgage loans on real estate                                        293,777      266,623
     Investment real estate, less allowances for
          depreciation of $1,930 in 1996 and $1,839 in 1995                28,391       28,604
     Policy loans                                                         118,996      116,107
     Other long-term investments                                            8,388        2,892
     Short-term investments                                                68,358       50,061
                                                                       ----------   ----------
Total investments                                                       2,889,095    2,646,123

Cash and cash equivalents                                                   3,583           --
Securities and indebtedness of related parties                             37,213       74,506
Accrued investment income                                                  33,537       32,711
Accounts and notes receivable                                               2,235        2,009
Amounts receivable from affiliates                                          4,439        2,422
Reinsurance recoverable                                                    38,919       31,845
Deferred policy acquisition costs                                         166,912      137,792
Value of insurance in force acquired                                       19,928       14,449
Property and equipment, less allowances
     for depreciation of $46,824 in 1996 and $45,417 in 1995               62,510       60,184
Current income taxes recoverable                                            4,002       14,114
Goodwill, less accumulated amortization of
     $2,172 in 1996 and $1,556 in 1995                                      9,726       10,342
Other assets                                                               17,050       22,296
Assets held in separate accounts                                           79,043       44,789
                                                                       ----------   ----------
                    Total assets                                       $3,368,192   $3,093,582
                                                                       ==========   ==========






                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   DECEMBER 31,
                                                                             -----------------------
                                                                                1996         1995
                                                                             ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
          Future policy benefits:
               Universal life and annuity products                           $1,471,983   $1,394,116
               Traditional life insurance and accident and health products      678,674      651,827
               Unearned revenue reserve                                          22,215       20,081
          Other policy claims and benefits                                       10,737        8,149
          Reserves on property-casualty policies                                 43,189       29,984
          Unearned premiums on property-casualty policies                        26,774       15,906
                                                                             ----------   ----------
                                                                              2,253,572    2,120,063
     Other policyholders' funds:
          Supplementary contracts without life contingencies                    125,581      114,471
          Advance premiums and other deposits                                    86,410       87,093
          Accrued dividends                                                      14,243       13,678
                                                                             ----------   ----------
                                                                                226,234      215,242

     Long-term debt                                                              24,581       12,604
     Amounts payable to affiliates                                               10,910       10,443
     Deferred income taxes                                                       40,612       39,645
     Other liabilities                                                           89,915       81,995
     Liabilities related to separate accounts                                    79,043       44,789
                                                                             ----------   ----------
                    Total liabilities                                         2,724,867    2,524,781
Commitments and contingencies
Minority interest in subsidiaries                                                 4,803        4,503
Stockholders' equity:
     Preferred Stock, without par value, at
          liquidation value - authorized 10,000,000 shares,
          issued and outstanding 5,000,000 Series A shares in 1996              100,000         --
     Common Stock, par value $100.00 per share - authorized 100,000 shares,
          issued and outstanding 11,929.90 shares in 1995                          --          1,193
     Class A Common Stock, without par value - authorized
          88,500,000 shares, issued and outstanding
          17,666,810 shares in 1996                                              43,773         --
     Class B Common Stock, without par value - authorized
          1,500,000 shares, issued and outstanding
          1,192,990 shares in 1996                                                7,567         --
     Additional paid-in capital                                                    --        145,288
     Net unrealized investment gains                                             27,858       37,807
     Retained earnings                                                          459,324      380,010
                                                                             ----------   ----------
          Total stockholders' equity                                            638,522      564,298
                                                                             ----------   ----------
                    Total liabilities and stockholders' equity               $3,368,192   $3,093,582
                                                                             ==========   ==========


                            See accompanying notes.



                            FBL FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                  1996            1995            1994
                                                                              ------------    ------------    ------------
Revenues:
     Universal life and annuity product charges                               $     43,654    $     43,722    $     42,734
     Traditional life insurance premiums                                            82,198          75,450          72,222
     Accident and health premiums                                                   10,582          10,161          (1,956)
     Property-casualty premiums                                                     32,975          18,709          17,778
     Net investment income                                                         210,729         223,108         178,834
     Realized gains on investments                                                  52,793           5,883           9,448
     Other income                                                                   23,936          28,952          30,825
                                                                              ------------    ------------    ------------
          Total revenues                                                           456,867         405,985         349,885

Benefits and expenses:
     Universal life and annuity benefits                                           119,186         112,125          97,736
     Traditional life insurance and accident and health benefits                    53,864          49,316          48,345
     Increase in traditional and accident and health future policy benefits         25,875          22,976          12,084
     Distributions to participating policyholders                                   26,345          25,747          24,402
     Property-casualty losses and loss adjustment expenses                          28,365          13,621          13,441
     Underwriting, acquisition and insurance expenses                               66,448          73,431          74,652
     Interest expense                                                                  912           1,007           2,108
     Other expenses                                                                 19,019          17,315          17,244
                                                                              ------------    ------------    ------------
          Total benefits and expenses                                              340,014         315,538         290,012
                                                                              ------------    ------------    ------------
                                                                                   116,853          90,447          59,873
Income taxes                                                                       (37,778)        (32,070)        (22,462)
Minority interest in earnings of subsidiaries                                         (542)           (351)           (376)
Equity income (loss), net of related income taxes                                    4,351           1,602          (1,448)
                                                                              ------------    ------------    ------------
Income from continuing operations                                                   82,884          59,628          35,587
Discontinued operations - gain on disposal of
     cable television operations, net of related income taxes                         --              --             6,479
                                                                              ------------    ------------    ------------
Net income                                                                          82,884          59,628          42,066
Dividends on preferred stock                                                        (2,250)           --              --
                                                                              ------------    ------------    ------------
Net income applicable to common stock                                         $     80,634    $     59,628    $     42,066
                                                                              ============    ============    ============
Net income per common share (after giving effect for
     2,000-for-1 stock split):
     Continuing operations                                                    $       3.73    $       2.53    $       1.52
     Discontinued operations                                                          --              --              0.28
                                                                              ------------    ------------    ------------
Net income per common share                                                   $       3.73    $       2.53    $       1.80
                                                                              ============    ============    ============
Weighted average common shares outstanding                                      21,635,196      23,591,100      23,394,260
                                                                              ============    ============    ============


                            See accompanying notes.


                           FBL FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                              COMMON
                                                                                             STOCK AND
                                                                        CLASS A     CLASS B  ADDITIONAL
                                                            PREFERRED   COMMON      COMMON    PAID-IN
                                                              STOCK     STOCK       STOCK     CAPITAL
                                                            --------   ---------    ------   ---------
Balance at January 1, 1994                                   $  --       $  --      $ --     $  28,224
     Issuance of 9,146.91 shares of FBL
          Financial Group, Inc. stock upon formation,
          for outstanding Common Stock of Farm Bureau
          Life Insurance Company as follows:
               Common Stock                                     --          --        --          (279)
               Additional Paid-In Capital                       --          --        --           279
     Issuance of 551.89 shares of stock for
          minority interest in subsidiaries                     --          --        --        24,702
     Issuance of 1,969.00 shares of stock for all
          outstanding Common Stock of Western Farm Bureau
          Life Insurance Company                                --          --        --        88,130
     Cumulative effect of change in method of
          accounting for fixed maturity securities              --          --        --          --
     Net income for 1994                                        --          --        --          --
     Change in net unrealized investment gains/losses           --          --        --          --
     Issuance of 59.00 shares of stock for cash                 --          --        --         1,143
                                                            --------   ---------    ------   ---------
Balance at December 31, 1994                                    --          --        --       142,199
     Net income for 1995                                        --          --        --          --
     Change in net unrealized investment gains/losses           --          --        --          --
     Issuance of 200.00 shares of stock for cash                --          --        --         4,189
     Issuance of 3.10 shares of stock for minority
          interest in  subsidiary                               --          --        --            93
                                                            --------   ---------    ------   ---------
Balance at December 31, 1995                                    --          --        --       146,481
     Recapitalization and conversion
          of Common Stock                                       --       139,157     7,324    (146,481)
     Exchange of Common Stock
          for Preferred Stock                                100,000    (100,000)     --          --
     Net income for 1996                                        --          --        --          --
     Change in net unrealized investment
          gains/losses                                          --          --        --          --
     Adjustment resulting from capital
          transaction of equity investee                        --         4,616       243        --
     Dividends on Preferred Stock                               --          --        --          --
     Dividends on Common Stock                                  --          --        --          --
                                                            --------   ---------    ------   ---------
Balance at December 31, 1996                                $100,000   $  43,773    $7,567      $ --
                                                            ========   =========    ======   =========





(WIDE TABLE CONTINUED FROM ABOVE)


                                                              NET
                                                           UNREALIZED
                                                           INVESTMENT                 TOTAL
                                                             GAINS      RETAINED   STOCKHOLDERS'
                                                            (LOSSES)    EARNINGS      EQUITY
                                                            --------    ---------    ---------
Balance at January 1, 1994                                  $  5,737    $ 278,316    $ 312,277
     Issuance of 9,146.91 shares of FBL
          Financial Group, Inc. stock upon formation,
          for outstanding Common Stock of Farm Bureau
          Life Insurance Company as follows:
               Common Stock                                     --           --           (279)
               Additional Paid-In Capital                       --           --            279
     Issuance of 551.89 shares of stock for
          minority interest in subsidiaries                     --           --         24,702
     Issuance of 1,969.00 shares of stock for all
          outstanding Common Stock of Western Farm Bureau
          Life Insurance Company                                --           --         88,130
     Cumulative effect of change in method of
          accounting for fixed maturity securities            38,913         --         38,913
     Net income for 1994                                        --         42,066       42,066
     Change in net unrealized investment gains/losses        (76,488)        --        (76,488)
     Issuance of 59.00 shares of stock for cash                 --           --          1,143
                                                            --------    ---------    ---------
Balance at December 31, 1994                                 (31,838)     320,382      430,743
     Net income for 1995                                        --         59,628       59,628
     Change in net unrealized investment gains/losses         69,645         --         69,645
     Issuance of 200.00 shares of stock for cash                --           --          4,189
     Issuance of 3.10 shares of stock for minority
          interest in  subsidiary                               --           --             93
                                                            --------    ---------    ---------
Balance at December 31, 1995                                  37,807      380,010      564,298
     Recapitalization and conversion
          of Common Stock                                       --           --           --
     Exchange of Common Stock
          for Preferred Stock                                   --           --           --
     Net income for 1996                                        --         82,884       82,884
     Change in net unrealized investment
          gains/losses                                        (9,949)        --         (9,949)
     Adjustment resulting from capital
          transaction of equity investee                        --           --          4,859
     Dividends on Preferred Stock                               --         (2,250)      (2,250)
     Dividends on Common Stock                                  --         (1,320)      (1,320)
                                                            --------    ---------    ---------
Balance at December 31, 1996                                $ 27,858    $ 459,324    $ 638,522
                                                            ========    =========    =========



 Note: Share amounts set forth in the above statement have not been restated to reflect the 2,000-for-1 stock split approved by the Company's Board of Directors on March 12, 1996 and effective March 19, 1996.

                             See accompanying notes.



                            FBL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                        YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   1996         1995         1994
                                                                ---------    ---------    ---------
OPERATING ACTIVITIES
Continuing operations:
     Net income                                                 $  82,884    $  59,628    $  35,587
     Adjustments to reconcile net income to
       net cash provided by continuing operations:
          Adjustments related to interest sensitive products:
               Interest credited to account balances              101,590       97,244       89,899
               Charges for mortality and administration           (44,981)     (44,462)     (43,912)
               Deferral of unearned revenues                        1,858        1,696        2,058
               Amortization of unearned revenue reserve              (531)        (956)        (880)
          Provision for depreciation and amortization              15,567       15,040       19,727
          Net gains and losses related to
            investments held in inventory                          (3,272)     (25,801)         206
          Realized gains on investments                           (52,793)      (5,883)      (9,448)
          Increase in traditional, accident and health
            and property-casualty benefit accruals                 49,914       23,810       16,554
          Policy acquisition costs deferred                       (33,951)     (25,918)     (24,186)
          Amortization of deferred policy acquisition costs        15,510       10,727       10,066
          Provision for deferred income taxes                       3,707       13,914        6,287
          Other                                                    10,307      (12,646)      (7,949)
                                                                ---------    ---------    ---------
Net cash provided by continuing operations                        145,809      106,393       94,009
Discontinued operations:
     Net income                                                      --           --          6,479
     Adjustments to reconcile net income to net
       cash used in discontinued operations                          --           --        (10,293)
                                                                ---------    ---------    ---------
Net cash used in discontinued operations                             --           --         (3,814)
                                                                ---------    ---------    ---------
Net cash provided by operating activities                         145,809      106,393       90,195
INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
     Fixed maturities - held for investment                        43,023       20,890       43,528
     Fixed maturities - available for sale                        259,929      262,000      380,849
     Equity securities                                            102,237       30,674       58,317
     Held in inventory                                             10,232        8,045        7,106
     Mortgage loans on real estate                                 29,086       23,774       32,816
     Investment real estate                                         5,075        5,751        2,240
     Policy loans                                                  25,754       24,798       21,448
     Other long-term investments                                      719        3,564       31,608
     Short-term investments  net                                     --         69,622         --
                                                                ---------    ---------    ---------
                                                                  476,055      449,118      577,912




                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                     1996           1995           1994
                                                                  ---------      ---------      ---------
INVESTING ACTIVITIES (CONTINUED)
Acquisition of investments:
     Fixed maturities - held for investment                       $ (53,690)     $(170,926)     $(207,060)
     Fixed maturities - available for sale                         (481,225)      (334,270)      (344,866)
     Equity securities                                              (29,631)       (30,742)       (39,077)
     Held in inventory                                                 (946)       (13,618)        (6,698)
     Mortgage loans on real estate                                  (56,295)       (23,456)       (13,705)
     Investment real estate                                          (5,001)        (8,073)          (710)
     Policy loans                                                   (28,643)       (27,057)       (24,377)
     Other long-term investments                                         --            (14)       (13,654)
     Short-term investments - net                                   (19,054)            --        (47,261)
                                                                  ---------      ---------      ---------
                                                                   (674,485)      (608,156)      (697,408)

Proceeds from disposal, repayments of advances and other
  distributions from equity investees                                37,058         32,193         45,184
Investments in and advances to equity investees                     (10,396)       (21,463)       (39,418)
Net cash paid for acquisitions                                           --             --         (3,065)
Net purchases of property and equipment and other                   (10,867)        (5,579)        (5,321)
Investing activities of discontinued operations                          --             --         29,539
                                                                  ---------      ---------      ---------
Net cash used in investing activities                              (182,635)      (153,887)       (92,577)
FINANCING ACTIVITIES
Receipts from interest sensitive products credited to
  policyholder account balances                                     212,956        198,031        219,501
Return of policyholder account balances on interest
  sensitive products                                               (180,588)      (148,047)      (157,894)
Proceeds from short-term borrowings                                      --              8          8,288
Repayments of short-term borrowings                                      --         (6,396)       (10,379)
Proceeds from long-term debt                                         24,500             --             --
Repayments of long-term debt                                        (12,523)        (5,915)       (12,119)
Distributions to minority interests                                    (366)          (339)          (380)
Issuance of Common Stock for cash                                        --          4,189          1,143
Dividends paid                                                       (3,570)            --             --
Financing activities of discontinued operations                          --             --        (44,000)
                                                                  ---------      ---------      ---------
Net cash provided by financing activities                            40,409         41,531          4,160
                                                                  ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                      3,583         (5,963)         1,778
Cash and cash equivalents at beginning of year                           --          5,963          4,185
                                                                  ---------      ---------      ---------
Cash and cash equivalents at end of year                          $   3,583      $      --      $   5,963
                                                                  =========      =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest                                                     $     836      $   1,086      $   2,163
     Income taxes                                                    26,302         23,032         26,451



                             See accompanying notes


                           FBL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FBL Financial Group, Inc. (the Company) operates predominantly in the individual life and annuity area of the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and Western Farm Bureau Life Insurance Company (Western Life). The Company markets its products to Farm Bureau members and other individuals and businesses in 15 midwestern and western states. Several subsidiaries support various functional areas of Farm Bureau Life, Western Life and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. As these functions relate directly to the primary business activities, these entities have been included in the life insurance business segment.

The Company also owns Utah Farm Bureau Insurance Company (Utah Insurance), a property-casualty insurance company providing individual and small business coverages. The operations of Utah Insurance have been treated as a separate segment for financial reporting purposes.

CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES

Fixed maturity securities, comprised of bonds and redeemable preferred stocks, that the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, net of certain adjustments (see Note 4). Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes.

HELD IN INVENTORY

The Company has certain subsidiaries involved as broker-dealers and another as a venture capital investment company. In accordance with accounting practices for these specialized industries, marketable securities are valued at market value if readily marketable or at fair value, as determined by the Board of Directors of the subsidiary holding the security, if not readily marketable. The resulting difference between cost and market is included in the statements of income as net investment income. Realized gains and losses are also reported as a component of net investment income.

The Company's held in inventory portfolio includes securities with carrying values of $7.0 million and $18.6 million at December 31, 1996 and 1995, respectively, for which market quotations are not readily available and for which fair value is determined in good faith by the Board of Directors of FBL Ventures of South Dakota, Inc. (FBL Ventures), the venture capital investment company subsidiary holding the securities. In determining fair value for securities not readily marketable, investments are initially stated at cost until significant subsequent events require a change in valuation. Among the factors considered by the Board of Directors in determining fair value of investments are the cost of the investment, developments since the acquisition of the investment, the sale price of recently issued securities, the financial condition and operating results of the issuer, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded and other factors generally pertinent to the valuation of investments. The Board of Directors, in making its evaluation, has relied on financial data of investees provided by the management of the investee companies.

During 1996, the Company ceased making new venture capital investments and began selling the private equity investments held by FBL Ventures in an attempt to exit most aspects of the venture capital investment business. During 1996, 20 securities with a fair value of $9.7 million were sold including $6.0 million in securities to a subsidiary of Farm Bureau Mutual Insurance Company, an affiliate. At December 31, 1996, FBL Ventures had 13 private equity securities with a fair value of $13.8 million. It is anticipated that these securities will be sold to unaffiliated third parties or transferred to Farm Bureau Life during 1997.

The Company records transfers to or from FBL Ventures at fair value at the date of transfer, re-establishing a new cost basis for the security. Prior to 1996, transfers typically occurred when a previously private issue went public, or when a private equity security was purchased or otherwise received by another member of the consolidated group. During the year ended December 31, 1995, two securities with a total fair value of $27.6 million were transferred out of FBL Ventures. During the year ended December 31, 1994, two securities with a fair value of $1.4 million were transferred to FBL Ventures. A realized gain (recognized in net investment income) of $24.6 million was recognized on the 1995 transfers, although neither transfer had an impact on net income (as unrealized appreciation had been reported prior to the transfer), and no realized gains or losses were recognized on the 1994 transfers.

MORTGAGE LOANS ON REAL ESTATE

Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan (discounted at the loan's effective interest rate), or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments.

INVESTMENT REAL ESTATE

Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in the consolidated balance sheet, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sales costs, of real estate owned decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be reduced or eliminated should the fair value of the property increase. Changes in this valuation allowance are recognized as realized gains or losses on investments. At December 31, 1996 and 1995, the Company had valuation allowances totaling $0.3 million and $0.2 million, respectively.

OTHER INVESTMENTS

Policy loans are reported at unpaid principal. Other long-term investments and short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Investments accounted for by the equity method include investments in, and advances to, various joint ventures and partnerships and are reported as securities and indebtedness of related parties. Changes in the value of the Company's investment in equity investees attributable to capital transactions of the investee, such as a public offering of stock, are recorded directly to stockholders' equity.

REALIZED GAINS AND LOSSES ON INVESTMENTS

The carrying values of all the Company's investments are reviewed on an ongoing basis for credit deterioration, and if this review indicates a decline in market value that is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value (the sum of the estimated nondiscounted cash flows for securities or fair value for mortgage loans on real estate) and a specific writedown is taken. Such reductions in carrying value are recognized as realized losses on investments. Realized gains and losses on sales are determined on the basis of specific identification of investments. If the Company expects that an issuer of a security will modify its payment pattern from contractual terms but no writedown is required, future investment income is recognized at the rate implicit in the calculation of net realizable value under the expected payment pattern.

MARKET VALUES

Market values of publicly traded fixed maturity securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread over U. S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds. Market values of redeemable preferred stock and equity securities are based on the latest quoted market prices, or for those not readily marketable, at values which are representative of the market values of issues of comparable yield and quality.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE ACQUIRED

To the extent recoverable from future policy revenues and gross profits, certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrues on the unamortized balance at rates that range from 6.50% to 6.79%.

For participating traditional life insurance and universal life insurance and investment products, these costs are being amortized generally in proportion to expected gross profits (after dividends to policyholders, if applicable) from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. The deferred policy acquisition costs for property-casualty insurance are amortized over the effective period of the related insurance policies; deferred policy acquisition costs for these policies are charged to expense when such costs are deemed not to be recoverable from the related unearned premiums and any related investment income.

PROPERTY AND EQUIPMENT

Property and equipment, comprised primarily of home office properties, furniture and equipment, are reported at cost less allowances for depreciation. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $10.0 million, $9.7 million and $9.4 million, respectively.

GOODWILL

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Goodwill is generally being amortized on a straight-line basis over a period of 20 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the underlying business approximating fair value. The Company has not recorded any such writedowns during the years ended December 31, 1996, 1995 or 1994.

FUTURE POLICY BENEFITS

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.5% to 6.0%. The average rate of assumed investment yields used in estimating gross margins was 8.34% in 1996, 8.14% in 1995 and 8.10% in 1994. Accrued dividends for participating business are established for anticipated amounts earned to date for the period through the policy's next anniversary and are provided for as a separate liability. The declaration of future dividends for participating business is at the discretion of the Board of Directors. Participating business accounted for 43% of receipts from policyholders during the year ended December 31, 1996 and represented 20% of life insurance inforce at December 31, 1996.

The liabilities for future policy benefits for accident and health insurance are computed using a net level or two-year preliminary term method, including assumptions as to morbidity, mortality and interest and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

Future policy benefit reserves for universal life insurance and investment products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances. Interest crediting rates for universal life and investment products ranged from 4.00% to 7.50% in 1996 and 1995 and 4.00% to 7.25% in 1994.

The unearned revenue reserve reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges (policy initiation fees) on universal life products. These excess charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

RESERVES AND UNEARNED PREMIUMS ON PROPERTY-CASUALTY POLICIES

Unpaid property-casualty losses and loss adjustment expenses represent the estimated liability for reported claims plus those incurred but not yet reported and the related estimated adjustment expenses. The reserve for unpaid claims and related adjustment expenses is determined using case-basis evaluations and statistical analyses and represents estimates of the ultimate cost of all unpaid losses incurred through December 31 of each year. Although considerable variability is inherent in such estimates, management believes that the reserve for unpaid losses and related loss adjustment expenses is adequate. The estimates are continually reviewed and adjusted as necessary; such adjustments are included in current operations and are accounted for as changes in estimates.

Salvage and subrogation recoverables are estimated using statistical analysis. The salvage and subrogation recoverable amounts, which have been offset against reserves on property-casualty policies in the accompanying consolidated balance sheets, were $1.2 million and $0.7 million at December 31, 1996 and 1995, respectively.

Property-casualty insurance unearned premiums are calculated on a daily or monthly pro rata basis based upon the unexpired terms of the underlying policies.

DEFERRED INCOME TAXES

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

SEPARATE ACCOUNTS

The separate account assets and liabilities reported in the accompanying consolidated balance sheets represent funds that are separately administered, principally for the benefit of certain policyholders who bear the underlying investment risk. The separate account assets and liabilities are carried at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of income.

RECOGNITION OF PREMIUM REVENUES AND COSTS

Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

Property-casualty insurance premiums are recognized using a daily or monthly pro rata method over the terms of the policies.

All insurance-related revenues, benefits, losses and expenses are reported net of reinsurance ceded.

REINSURANCE

The Company uses reinsurance to manage certain risks associated with its insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large losses and provide additional capacity for growth.

The Company's life insurance operations cede reinsurance to various reinsurers. The cost of reinsurance is generally amortized over the contract periods of the reinsurance agreements.

The Company's property-casualty operations assume and cede reinsurance, principally as a participant in a reinsurance pooling agreement with two affiliates. The Company's contracts are generally prospective and the cost of insurance is amortized over the contract periods in proportion to the amount of insurance protection provided. The Company has one reinsurance contract with both retrospective and prospective provisions. The retrospective portion of the contract is accounted for separately and the related net loss relating to that portion of the contract has been deferred and is being amortized over the remaining terms of the underlying policies in proportion to the amount of insurance protection provided.

OTHER INCOME AND OTHER EXPENSES

Other income and other expenses include revenue and expenses generated by the Company's various non-insurance subsidiaries for services related to investment advisory, marketing and distribution, and leasing. A portion of these activities are performed on behalf of affiliates of the Company. In addition, certain revenue generated by the Company's insurance subsidiaries (including Farm Bureau Life and Western Life) have been classified as other income. During the years ended December 31, 1996, 1995 and 1994, revenues of the insurance subsidiaries included as other income aggregated $3.2 million, $9.8 million and $12.6 million, respectively. Lease income from leases with affiliates totaled $2.4 million for each of the years ended December 31, 1996 and 1995 and $2.3 million for the year ended December 31, 1994.

NET INCOME PER COMMON SHARE

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding during each year. The weighted average number of shares and amounts reported for net income per common share for the years ended December 31, 1995 and 1994 have been restated to give retroactive effect to a 2,000-for-1 common stock split resulting from a recapitalization (see Note 3), approved by the Company's Board of Directors on March 12, 1996 and effective on March 19, 1996. There is no material difference between primary and fully diluted per share amounts. Income available for common stockholders is net of dividends on preferred stock.

DIVIDENDS PER COMMON SHARE

For the year ended December 31, 1996, the Company paid a cash dividend of $0.07 per common share. No dividends were paid during the years ended December 31, 1995 or 1994.

RECLASSIFICATION

Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 financial statement presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, policyholder liabilities and accruals and valuation allowances on investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

2. FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 also excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements and allows companies to forego the disclosures when those estimates can only be made at excessive cost. Accordingly, the aggregate fair value amounts presented herein are limited by each of these factors and do not purport to represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

FIXED MATURITY SECURITIES: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting the expected future cash flows using current market rates applicable to the coupon rate, credit, and maturity of the investments.

EQUITY SECURITIES: The fair values for equity securities are based on quoted market prices, where available. For equity securities that are not actively traded, estimated fair values are based on values of issues of comparable yield and quality.

HELD IN INVENTORY: The fair values for investments held in inventory are based on quoted market prices, where available. For holdings that are not actively traded, fair values are determined in good faith by the Board of Directors of the subsidiary holding the security.

MORTGAGE LOANS ON REAL ESTATE AND POLICY LOANS: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar loans.

CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

ASSETS AND LIABILITIES OF SEPARATE ACCOUNTS: Separate account assets and liabilities are reported at estimated fair value in the Company's consolidated balance sheet.

FUTURE POLICY BENEFITS AND OTHER POLICYHOLDERS' FUNDS: Fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities and supplementary contracts) are stated at cash surrender value, the cost the Company would incur to extinguish the liability. The Company is not required to estimate the fair value of its liabilities under other contracts.

LONG-TERM DEBT: The fair values for long-term debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

DEPOSIT ADMINISTRATION FUNDS: The Company administers the funded portion of certain employee benefit plans of its affiliates through deposit administration funds. The fair value of the deposit administration funds attributed to the Agent's Career Incentive Plan are stated at amounts which are estimated to be currently vested, based on service and production criteria. Other funds are stated at carrying value.

The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of SFAS No. 107:


                                                                 DECEMBER 31,
                                          --------------------------------------------------------
                                                     1996                           1995
                                          -------------------------      -------------------------
                                          CARRYING VALUE FAIR VALUE      CARRYING VALUE FAIR VALUE
                                          -------------- ----------      -------------- ----------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
Fixed maturities:
     Held for investment                   $  694,351   $  709,168        $  683,149   $  712,476
     Available for sale                     1,573,944    1,573,944         1,393,060    1,393,060
Equity securities                              86,991       86,991            83,714       83,714
Held in inventory                              15,899       15,899            21,913       21,913
Mortgage loans on real estate                 293,777      308,802           266,623      281,900
Policy loans                                  118,996      118,996           116,107      116,107
Cash and short-term investments                71,941       71,941            50,061       50,061
Assets held in separate accounts               79,043       79,043            44,789       44,789

LIABILITIES
Future policy benefits                     $  931,867   $  907,006        $  885,119   $  854,928
Other policyholders' funds                    211,029      211,029           200,348      200,348
Long-term debt                                 24,581       24,590            12,604       12,490
Deposit administration funds                   46,440       43,864            38,119       35,088
Liabilities related to separate accounts       79,043       79,043            44,789       44,789



3. REORGANIZATION AND RECAPITALIZATION

REORGANIZATION

In January 1994, the Boards of Directors of Farm Bureau Life and Western Life approved an agreement, pursuant to which, effective January 1, 1994, the acquisition of Western Life was consummated through Farm Bureau Multi-State Services, Inc., a holding company which was incorporated in the State of Iowa on October 13, 1993. In March 1996, Farm Bureau Multi-State Services, Inc. was renamed FBL Financial Group, Inc. Under the agreement, 100% of the common stock of Farm Bureau Life and Western Life was exchanged for stock in the holding company. In addition, in 1994, the minority interests of FBL Insurance Company and Rural Security Life Insurance Company (Rural Security Life) were exchanged for equivalent value in the holding company and, in 1995, FBL Insurance Company and Rural Security Life were liquidated.

At the effective date of the aforementioned affiliation agreement, Farm Bureau Life had assets of $2,142.8 million and Western Life had assets of $550.0 million. Subsequent to the agreement, many administrative functions of Western Life were assumed by, and consolidated with those of, Farm Bureau Life. Additionally, the former majority owners of Farm Bureau Life continue to be majority owners of the Company. As a result, the Company has treated the issuance of holding company stock in exchange for the stock of Farm Bureau Life as a reorganization for accounting purposes, thereby applying the principles of the pooling method for business combinations. The issuance of holding company stock in exchange for the stock of Western Life has been accounted for as a purchase and the purchase price of $88.1 million, based upon the appraised value of the Company's stock at the time of purchase, was allocated to the assets and liabilities acquired. Additionally, the issuance of holding company stock in exchange for the minority interests of FBL Insurance Company and Rural Security Life has been accounted for as a purchase and the purchase price of $24.7 million, based upon the appraised value of the Company's stock at the time of purchase, was allocated to the assets and liabilities acquired. These allocations resulted in goodwill of approximately $4.4 million, which is being amortized over 20 years. Goodwill associated with Rural Security Life remains attributable to the still existing operations in Wisconsin which include a license to do business in Wisconsin, an active agency force, customer lists, a marketing relationship with the Wisconsin Farm Bureau Federation and an exclusive use of the Farm Bureau trademark in Wisconsin in connection with the sale of life insurance and annuity products.

RECAPITALIZATION

On March 12, 1996, the Company's stockholders approved a change to the Company's capital structure and a related revision to the Company's Articles of Incorporation (the recapitalization). The restated Articles of Incorporation authorize the Company to issue 88.5 million shares of Class A Common Stock, without par value; 1.5 million shares of Class B Common Stock, without par value, and 10.0 million shares of Preferred Stock. Pursuant to the recapitalization, each outstanding share of Common Stock prior to recapitalization was converted on a pro rata basis to 1,900 shares of Class A Common Stock and 100 shares of Class B Common Stock.

On April 29, 1996, the Company designated 5.0 million shares of its preferred stock as Series A Preferred Stock and on July 18, 1996, such shares were exchanged for 5.0 million shares of Class A Common Stock. Each share of Series A Preferred Stock has a liquidation preference of $20.00 and voting rights similar to that of Class A Common Stock. The Series A Preferred Stock pays cumulative annual cash dividends of $1.00 per share, payable quarterly, and is redeemable by the Company, at the option of the Company, at $20.00 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization. Net income per common share for the year ended December 31, 1996 would have been $4.12 had the preferred stock exchange been effective January 1, 1996 and preferred dividends accrued since that date.

Holders of the Class A Common Stock and Series A Preferred Stock, together as a group, and Class B Common Stock vote as separate classes on all issues. Only holders of the Class A Common Stock and Series A Preferred Stock vote for the election of Class A Directors (three to five) and only holders of the Class B Common Stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of the Company's Class B Common Stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation, which owns 63.9% of the Company's voting stock as of December 31, 1996, maintaining control of the Company. Holders of Class A Common Stock and Class B Common Stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

4. INVESTMENT OPERATIONS

FIXED MATURITIES, EQUITY SECURITIES AND INVESTMENTS HELD IN INVENTORY

The following tables contain amortized cost and market value information on fixed maturities and equity securities at December 31, 1996 and 1995:

                                                           HELD FOR INVESTMENT
                                              ---------------------------------------------
                                                           GROSS     GROSS
                                              AMORTIZED UNREALIZED UNREALIZED  ESTIMATED
                                                COST       GAINS    LOSSES    MARKET VALUE
                                              --------- ---------- ---------- -------------
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Bonds:
     United States Government and agencies -
       mortgage-backed securities              $209,220   $ 7,411   $  (782)   $215,849
     Industrial and miscellaneous:
       Mortgage-backed securities               480,122    13,266    (5,718)    487,670
       Other                                      5,009       649        (9)      5,649
                                               --------   -------   -------    --------
Total fixed maturities                         $694,351   $21,326   $(6,509)   $709,168
                                               ========   =======   =======    ========


                                                               AVAILABLE FOR SALE
                                                   ---------------------------------------------
                                                                GROSS     GROSS
                                                   AMORTIZED UNREALIZED UNREALIZED  ESTIMATED
                                                     COST       GAINS    LOSSES    MARKET VALUE
                                                   --------- ---------- ---------- -------------
                                                               (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Bonds:
     United States Government and agencies:
          Mortgage-backed securities              $   78,964   $ 3,458   $   (652)   $   81,770
          Other                                      158,645       688     (2,323)      157,010
     State, municipal and other governments           33,059     1,180        (84)       34,155
     Public utilities                                188,898     5,677     (1,785)      192,790
     Industrial and miscellaneous:
          Mortgage and asset-backed  securities      289,776     5,508     (2,765)      292,519
          Other                                      760,233    34,019    (13,070)      781,182
Redeemable preferred stock                            33,173     1,439        (94)       34,518
                                                  ----------   -------   --------    ----------

Total fixed maturities                            $1,542,748   $51,969   $(20,773)   $1,573,944
                                                  ==========   =======   ========    ==========
Equity securities                                 $   74,792   $31,061   $(18,862)   $   86,991
                                                  ==========   =======   ========    ==========



                                                            HELD FOR INVESTMENT
                                              ---------------------------------------------
                                                           GROSS     GROSS
                                              AMORTIZED UNREALIZED UNREALIZED  ESTIMATED
                                                COST       GAINS    LOSSES    MARKET VALUE
                                              --------- ---------- ---------- -------------
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1995
Bonds:
     United States Government and agencies -
          mortgage-backed securities           $220,768   $11,612   $  (603)   $231,777
     Industrial and miscellaneous:
          Mortgage-backed securities            457,381    20,336    (2,302)    475,415
          Other                                   5,000       284        --       5,284
                                               --------   -------   -------    --------
Total fixed maturities                         $683,149   $32,232   $(2,905)   $712,476
                                               ========   =======   =======    ========


                                                               AVAILABLE FOR SALE
                                                  ---------------------------------------------
                                                               GROSS     GROSS
                                                  AMORTIZED UNREALIZED UNREALIZED  ESTIMATED
                                                    COST       GAINS    LOSSES    MARKET VALUE
                                                  --------- ---------- ---------- -------------
                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1995
Bonds:
     United States Government and agencies:
          Mortgage-backed securities             $   94,766   $ 4,510   $   (540)   $   98,736
          Other                                     181,716     3,612       (651)      184,677
     State, municipal and other governments          28,496     1,268       (332)       29,432
     Public utilities                               172,672     9,593     (1,252)      181,013
     Industrial and miscellaneous:
          Mortgage and asset-backed securities       80,821     4,922       (383)       85,360
          Other                                     730,851    58,746    (11,821)      777,776
Redeemable preferred stock                           36,286       877     (1,097)       36,066
                                                 ----------   -------   --------    ----------

Total fixed maturities                           $1,325,608   $83,528   $(16,076)   $1,393,060
                                                 ==========   =======   ========    ==========
Equity securities                                $   77,038   $ 7,306   $   (630)   $   83,714
                                                 ==========   =======   ========    ==========



Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           HELD FOR INVESTMENT      AVAILABLE FOR SALE
                                         ----------------------  ------------------------
                                         AMORTIZED   ESTIMATED   AMORTIZED    ESTIMATED
                                           COST    MARKET VALUE     COST     MARKET VALUE
                                         --------  ------------  ----------  ------------
                                                        (DOLLARS IN THOUSANDS)
Due in one year or less                    $ --         $ --     $   40,359   $   40,287
Due after one year through five years        --           --        191,306      196,580
Due after five years through ten years       --           --        275,215      283,528
Due after ten years                         5,009        5,649      633,955      644,742
                                         --------   ----------   ----------   ----------
                                            5,009        5,649    1,140,835    1,165,137
Mortgage and asset-backed securities      689,342      703,519      368,740      374,289
Redeemable preferred stocks                  --            --        33,173       34,518
                                         --------   ----------   ----------   ----------
                                         $694,351   $  709,168   $1,542,748   $1,573,944
                                         ========   ==========   ==========   ==========


The unrealized appreciation or depreciation on fixed maturity and equity securities available for sale is reported as a separate component of stockholders' equity, reduced by adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized, and a provision for deferred income taxes. Net unrealized investment gains as reported were comprised of the following:

                                                                   DECEMBER 31,
                                                              --------------------
                                                                1996         1995
                                                              --------    --------
                                                              (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and
     equity securities available for sale                     $ 43,395    $ 74,128
Adjustments for assumed changes in amortization pattern of:
     Deferred policy acquisition costs                          (2,021)    (12,700)
     Value of insurance in force acquired                        1,104      (4,451)
     Unearned revenue reserve                                      382       1,189
Provision for deferred income taxes                            (15,002)    (20,359)
                                                              --------    --------
Net unrealized investment gains                               $ 27,858    $ 37,807
                                                              ========    ========



Amortized cost of securities held in inventory was $10.6 million and $21.6 million at December 31, 1996 and 1995, respectively. Net unrealized appreciation on securities held in inventory as of December 31, 1996 and 1995, included gross unrealized gains of $5.6 million and $1.6 million and gross unrealized losses of $0.3 million and $1.3 million, respectively.

MORTGAGE LOANS ON REAL ESTATE

The Company's mortgage loan portfolio consists principally of commercial mortgage loans. The Company's lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions in which at least 20% of the Company's mortgage loan portfolio is invested during the years presented include: Pacific (26% in 1996 and 22% in 1995), which includes California, Oregon and Washington; and Mountain (22% in 1996 and 27% in 1995), which includes Arizona, Colorado, Idaho, New Mexico, Utah and Wyoming. Mortgage loans on real estate have also been analyzed during the years presented by collateral types with office buildings (48% in 1996 and 39% in 1995) and retail facilities (32% in 1996 and 34% in 1995), representing the largest holdings.

The Company has also provided an allowance for possible losses against its mortgage loan portfolio. An analysis of this allowance for loan losses is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996      1995     1994
                                                       ----      ----     ----
                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of year                          $   800    $ 800    $ 600
Realized losses                                         2,983       10      248
Uncollectible amounts written off, net of recoveries   (2,655)     (10)     (48)
                                                      -------    -----    -----
Balance at end of year                                $ 1,128    $ 800    $ 800
                                                      =======    =====    =====

The Company's investment in impaired loans (those loans in which the Company does not believe it will collect all amounts due according to the contractual terms of the respective loan agreements) totaled $4.0 million at December 31, 1996 and $3.3 million at December 31, 1995. A valuation allowance of $0.5 million was established on the impaired loans at December 31, 1996. No valuation allowance was established for the impaired loans as of December 31, 1995.

Securities and indebtedness of related parties include mortgage loans and similar advances to joint ventures and limited partnerships in which the Company maintains an equity interest. Such indebtedness aggregated $11.7 million and $34.0 million at December 31, 1996 and 1995, respectively. These loans and advances were made at similar interest rates and under similar terms as other mortgage loans.

NET INVESTMENT INCOME

Components of net investment income are as follows:

                                       YEAR ENDED DECEMBER 31,
                                -----------------------------------
                                   1996         1995         1994
                                ---------    ---------    ---------
                                        (DOLLARS IN THOUSANDS)
Fixed maturities:
  Held for investment           $  56,062    $  50,050    $  35,065
  Available for sale              113,919      108,748      101,683
Equity securities                   1,367        1,163        1,971
Held in inventory                   3,324       25,868         (130)
Mortgage loans on real estate      24,791       23,850       24,870
Investment real estate              5,024        4,970        6,385
Policy loans                        7,314        7,189        6,894
Other long-term investments           536          381        2,668
Short-term investments              3,825        3,344        3,919
Other                               3,680        5,667        4,000
                                ---------    ---------    ---------
                                  219,842      231,230      187,325
Less investment expenses           (9,113)      (8,122)      (8,491)
                                ---------    ---------    ---------
Net investment income           $ 210,729    $ 223,108    $ 178,834
                                =========    =========    =========


Investment income from investments held in inventory is comprised of:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1996        1995       1994
                                                                --------    --------    -------
                                                                     (DOLLARS IN THOUSANDS)
Dividends, interest and other income                            $    215    $    138    $   205
Net realized gain (loss) from investment transactions             (1,811)     25,810      4,026
Change in unrealized appreciation/depreciation of investments      4,920         (80)    (4,361)
                                                                --------    --------    -------
                                                                $  3,324    $ 25,868    $  (130)
                                                                ========    ========    =======


REALIZED AND UNREALIZED GAINS AND LOSSES

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of this change in accounting method was to increase stockholders' equity by $38.9 million, net of offsets aggregating $40.0 million.

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments, excluding amounts attributed to investments held in inventory discussed above, are summarized below:

                                                                       YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1996        1995         1994
                                                                --------    ---------    ---------
                                                                      (DOLLARS IN THOUSANDS)
REALIZED
Fixed maturities:
  Held for investment                                             $ --        $  --      $      (6)
  Available for sale                                               1,079        5,524        2,279
Equity securities                                                 56,584         (647)       8,380
Mortgage loans on real estate                                     (2,983)         (10)        (248)
Investment real estate                                               411           (1)        (415)
Other long-term investments                                         (154)        (158)      (1,773)
Securities and indebtedness of related parties                    (1,387)       1,182        2,864
Notes receivable and other                                          (757)          (7)      (1,633)
                                                                --------    ---------    ---------
Realized gains on investments                                   $ 52,793    $   5,883    $   9,448
                                                                ========    =========    =========

UNREALIZED
Fixed maturities:
  Held for investment                                           $(14,510)   $  60,854    $ (55,973)
  Available for sale                                             (36,256)     119,406     (130,860)
Equity securities                                                  5,523        9,960      (12,095)
                                                                --------    ---------    ---------
Change in unrealized appreciation/depreciation of investments   $(45,243)   $ 190,220    $(198,928)
                                                                ========    =========    =========


An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                               GROSS      GROSS
                                                  AMORTIZED   REALIZED   REALIZED
                                                    COST       GAINS      LOSSES       PROCEEDS
                                                  --------     ------     -------      --------
                                                              (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
    Scheduled principal repayments and calls:
         Available for sale                       $159,214     $   --     $    --      $159,214
         Held for investment                        43,023         --          --        43,023
    Sales - available for sale                      99,136      5,268      (3,689)      100,715
                                                  --------     ------     -------      --------
              Total                               $301,373     $5,268     $(3,689)     $302,952
                                                  ========     ======     =======      ========
YEAR ENDED DECEMBER 31, 1995
    Scheduled principal repayments and calls:
         Available for sale                       $121,276     $   12     $   (44)     $121,244
         Held for investment                        20,890         --          --        20,890
    Sales - available for sale                     134,986      7,371      (1,601)      140,756
                                                  --------     ------     -------      --------
              Total                               $277,152     $7,383     $(1,645)     $282,890
                                                  ========     ======     =======      ========
YEAR ENDED DECEMBER 31, 1994
    Scheduled principal repayments and calls:
         Available for sale                       $158,294     $   12     $  (167)     $158,139
         Held for investment                        43,534         --          (6)       43,528
    Sales - available for sale                     220,276      9,248      (6,814)      222,710
                                                  --------     ------     -------      --------
              Total                               $422,104     $9,260     $(6,987)     $424,377
                                                  ========     ======     =======      ========



Realized losses totaling $0.5 million and $0.2 million were incurred during the years ended December 31, 1996 and 1995, respectively, as a result of writedowns for other than temporary impairment of fixed maturity securities. No such writedowns were incurred during 1994.

Income taxes during the years ended December 31, 1996, 1995 and 1994 include a provision of $18.5 million, $2.1 million and $3.3 million, respectively, for the tax effect of realized gains.

OTHER

In February 1996, an equity investee of the Company completed an initial public offering which resulted in an increase of $4.9 million, net of $2.6 million in taxes, in the Company's share of the investee's stockholders' equity. This increase was credited directly to common stock, allocated proportionately among Class A Common Stock and Class B Common Stock based on shares outstanding. As a result of the public offering, the Company's voting stock interest in the investee declined to an amount less than 20%. Accordingly, the Company discontinued the use of the equity method of accounting for this investment and has classified the investment as equity securities (carrying value $18.0 million at December 31, 1996) in the consolidated balance sheet. At December 31, 1995, the investment had a carrying value of $4.9 million and was classified as securities and indebtedness of related parties in the consolidated balance sheet. During 1996, the Company sold approximately 77% of its holdings in this investment and realized a gain of $50.4 million.

At December 31, 1996, affidavits of deposits covering bonds with a carrying value of $1,578.4 million, preferred stocks with a carrying value of $20.0 million, mortgage loans (including those made to related parties) with an unpaid balance of $262.0 million, real estate with a book value of $25.3 million and policy loans with an unpaid balance of $88.9 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 1996, the Company had committed to provide additional funding for mortgage loans on real estate aggregating $7.9 million. These commitments arose in the normal course of business at terms which are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 1996, include: fixed maturities - $3.0 million; mortgage loans on real estate - $3.3 million; and other long-term investments - $1.6 million.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10% of stockholders' equity at December 31, 1996.

5. REINSURANCE AND POLICY PROVISIONS

LIFE INSURANCE OPERATIONS

An analysis of the value of insurance in force acquired for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                            1996          1995          1994
                                                                          --------      --------      --------
                                                                                    (DOLLARS IN THOUSANDS)
Excluding impact on net unrealized investment gains and losses:
    Balance at beginning of year                                          $ 18,900      $ 19,571      $    117
    Additions resulting from acquisitions                                       --            --        19,534
    Accretion of interest during the year                                    1,226         1,250         1,275
    Amortization of asset                                                   (1,302)       (1,921)       (1,355)
                                                                          --------      --------      --------
Balance prior to impact on net unrealized investment gains and losses       18,824        18,900        19,571
Offset against net unrealized investment gains and losses                    1,104        (4,451)        1,337
                                                                          --------      --------      --------
Balance at end of year                                                    $ 19,928      $ 14,449      $ 20,908
                                                                          ========      ========      ========



Amortization of the value of insurance in force acquired (based on expected future gross profits/margins) for the next five years and thereafter is expected to be as follows: 1997 - $1.0 million; 1998 - $1.1 million; 1999 - $1.2 million; 2000 - $1.3 million; 2001 - $1.2 million; and thereafter, through 2023 - $13.0 million.

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $0.5 million of coverage per individual life. The Company does not use financial or surplus relief reinsurance. At December 31, 1996, life insurance in force ceded on a consolidated basis totaled $1,082.3 million or approximately 6.3% of total life insurance in force.

Reinsurance contracts do not relieve the Company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

No allowance for uncollectible amounts has been established against the Company's asset for reinsurance recoverable since none of the receivables are deemed to be uncollectible. Insurance premiums and product charges have been reduced by $5.7 million, $14.9 million and $23.1 million and insurance benefits have been reduced by $5.1 million, $8.5 million and $12.0 million during the years ended December 31, 1996, 1995 and 1994, respectively, as a result of cession agreements. The amount of reinsurance assumed is not significant.

Unpaid claims on accident and health policies include amounts for losses and related adjustment expense and are estimates of the ultimate net costs of all losses, reported and unreported. These estimates are subject to the impact of future changes in claim severity, frequency and other factors. The activity in the liability for unpaid claims and related adjustment expense, net of reinsurance, is summarized as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                 1996         1995        1994
                                                                --------      -------     --------
                                                                      (DOLLARS IN THOUSANDS)
Unpaid claims liability, net of related reinsurance, at
       beginning of year                                        $ 14,964      $11,982     $ 16,116
Add:
  Provision for claims occurring in the
       current year                                                5,334        5,522        4,169
  Increase (decrease) in estimated expense
       for claims occurring in the prior years                      (485)       2,251       (2,534)
                                                                --------      -------     --------
Incurred claim expense during the current year                     4,849        7,773        1,635
Unpaid claims liability of companies acquired                       --           --          4,519
Deduct expense payments for claims occurring during:
       Current year                                                1,996        2,306        2,589
       Prior years                                                 3,016        2,485        7,699
                                                                --------      -------     --------
                                                                   5,012        4,791       10,288
                                                                --------      -------     --------
Unpaid claims liability, net of related reinsurance, at end
  of year                                                         14,801       14,964       11,982
Active life reserve                                               16,419       15,871       16,502
                                                                --------      -------     --------
Net accident and health reserves                                  31,220       30,835       28,484
Reinsurance ceded                                                  2,498        1,819        7,854
                                                                --------      -------     --------
Gross accident and health reserves                              $ 33,718      $32,654     $ 36,338
                                                                ========      =======     ========


Reserves for unpaid claims are developed using industry mortality and morbidity data. One year development on prior year reserves represents Company experience being more or less favorable than that of the industry. Over time, the Company expects its experience with respect to disability income business to be comparable to that of the industry. A certain level of volatility in development is inherent in these reserves since the underlying block of business is relatively small.

PROPERTY-CASUALTY OPERATIONS

Risks are reinsured with other companies to permit the recovery of a portion of losses and loss adjustment expenses incurred and are treated (to the extent of the reinsurance) as risks for which the Company is not liable; however, the Company remains liable to the extent that reinsuring companies cannot meet their obligations under these reinsurance contracts.

Utah Insurance is a participant with Farm Bureau Mutual Insurance Company and South Dakota Farm Bureau Mutual Insurance Company, another affiliate, in a reinsurance pooling agreement (the Farm Bureau Mutual pool). Under the terms of the agreement, Utah Insurance and South Dakota Farm Bureau Mutual Insurance Company cede to Farm Bureau Mutual Insurance Company all of their insurance business and assume back from Farm Bureau Mutual Insurance Company an amount equal to their participation in the pooling agreement. Also, losses, loss adjustment expenses, and other underwriting and administrative expenses are prorated among the companies on the basis of their participation in the pooling agreement. For the years ended December 31, 1995 and 1994, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. In accordance with retrospective accounting for reinsurance assumed, the property-casualty operating results for the first six months of 1996 attributable to the increase in the reinsurance pool percentage ($0.8 million loss) has been deferred and is being amortized over the premium paying period of the underlying policies (generally 6 to 12 months). As a result of the increase in the reinsurance pool participation percentage, the Company recorded additional investments ($13.5 million), deferred policy acquisition costs ($1.6 million), other assets ($1.3 million), reserves and unearned premiums on property-casualty policies ($16.8 million) and other liabilities ($0.4 million). At December 31, 1996, the deferred loss totaled $0.1 million.

Property-casualty premiums earned and losses and loss adjustment expenses incurred, reflect the following reinsurance amounts:


                                                                      YEAR ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                  1996          1995          1994
                                                                --------      --------      --------
                                                                      (DOLLARS IN THOUSANDS)
PREMIUMS EARNED
Direct premiums written                                         $ 27,256      $ 26,244      $ 26,427
Assumed from non-affiliates                                            1             5             8
Ceded to non-affiliates                                             (670)         (615)         (541)
Assumed from Farm Bureau Mutual pool                              32,264        18,851        18,339
Ceded to Farm Bureau Mutual pool                                 (26,587)      (25,634)      (25,894)
                                                                --------      --------      --------
Net premiums written                                              32,264        18,851        18,339
Decrease (increase) in reserve for unearned premiums, net
  of reinsurance and effect of change in reinsurance pool
  participation percentage                                           378          (150)         (582)
Increase in accrued retrospective premiums                           333             8            21
                                                                --------      --------      --------
Total premiums earned                                           $ 32,975      $ 18,709      $ 17,778
                                                                ========      ========      ========
LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED
Direct losses and loss adjustment expenses paid                 $ 18,296      $ 18,532      $ 18,033
Net ceded to non-affiliates                                         (241)           91          (175)
Assumed from Farm Bureau Mutual pool                              23,484        13,030        12,933
Ceded to Farm Bureau Mutual pool                                 (18,055)      (18,623)      (17,858)
                                                                --------      --------      --------
Net losses and loss adjustment expenses paid                      23,484        13,030        12,933
Increase in losses and loss adjustment expense reserves,
  net of reinsurance and effect of change in reinsurance pool
  participation percentage                                         4,881           591           508
                                                                --------      --------      --------
Total losses and loss adjustment expenses incurred              $ 28,365      $ 13,621      $ 13,441
                                                                ========      ========      ========


The difference between premiums on a written and on an earned basis is not significant.

The activity in the reserves on property-casualty policies, net of reinsurance and salvage and subrogation recoverables, is summarized as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        1996          1995         1994
                                                                      --------      --------      --------
                                                                               (DOLLARS IN THOUSANDS)
Reserves on property-casualty policies (gross), beginning of year     $ 29,984      $ 28,828      $ 26,291
Less reinsurance recoverables on unpaid losses and loss
     adjustment expenses, beginning of year                            (17,210)      (16,646)      (14,616)
                                                                      --------      --------      --------

Reserves for losses and loss adjustment expenses,
     net of related reinsurance, beginning of year                      12,774        12,182        11,675
Add:
     Provision for losses and loss adjustment expenses for
          claims occurring in the current year                          29,495        14,529        14,368
     Decrease in estimated losses and loss adjustment expenses
          for claims occurring in the prior years                       (1,130)         (908)         (927)
                                                                      --------      --------      --------
Incurred losses and loss adjustment expenses during
     the current year                                                   28,365        13,621        13,441
Reserves assumed with increase in reinsurance pool
     participation percentage                                            6,045           -             -
Deduct loss and loss adjustment expense payments for
     claims occurring during:
     Current year                                                      (18,013)       (7,678)       (7,917)
     Prior years                                                        (5,471)       (5,351)       (5,017)
                                                                      --------      --------      --------
                                                                       (23,484)      (13,029)      (12,934)
                                                                      --------      --------      --------
Reserve for losses and loss adjustment expenses,
     net of related reinsurance, end of year                            23,700        12,774        12,182
Reinsurance recoverables on unpaid losses
     and loss adjustment expenses, end of year                          19,489        17,210        16,646
                                                                      --------      --------      --------
Reserves on property-casualty policies (gross), end of year           $ 43,189      $ 29,984      $ 28,828
                                                                      ========      ========      ========


6. INCOME TAXES

The Company files a consolidated federal income tax return with Utah Insurance, Farm Bureau Life and most of its subsidiaries and FBL Financial Services, Inc. and its subsidiaries. The companies included in the consolidated federal income tax return each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. The Company files a separate state income tax return. Western Life files a separate federal income tax return.

Deferred income taxes have been established based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled, within each entity.

Income tax expenses (credits) are included in the consolidated financial statements as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                         1996          1995          1994
                                                                       --------      --------      --------
                                                                             (DOLLARS IN THOUSANDS)
Taxes provided in consolidated statements of income on:
       Income from continuing operations
            before minority interest in earnings of
            subsidiaries and equity income (loss):
            Current                                                    $ 34,668      $ 19,230      $ 22,205
            Deferred                                                      3,110        12,840           257
                                                                       --------      --------      --------
                                                                         37,778        32,070        22,462
       Equity income (loss):
            Current                                                       1,746          (212)          309
            Deferred                                                        597         1,074        (1,107)
                                                                       --------      --------      --------
                                                                          2,343           862          (798)
       Discontinued operations:
            Current                                                        --            --          (3,649)
            Deferred                                                       --            --           7,137
                                                                       --------      --------      --------
                                                                           --            --           3,488
Taxes provided in consolidated statement of changes in
     stockholders' equity:
       Cumulative effect of change in method
            of accounting for fixed maturity securities - deferred         --            --          20,954
       Change in net unrealized investment
            gains/losses - deferred                                      (5,357)       37,503       (41,182)
       Adjustment resulting from capital
            transaction of equity investee - deferred                     2,617          --            --
                                                                       --------      --------      --------
                                                                         (2,740)       37,503       (20,228)
                                                                       --------      --------      --------
                                                                       $ 37,381      $ 70,435      $  4,924
                                                                       ========      ========      ========

The effective tax rate on income from continuing operations before income taxes, minority interest in earnings of subsidiaries and equity income (loss) is different from the prevailing federal income tax rate as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                           1996           1995          1994
                                                                         ---------      --------      --------
                                                                               (DOLLARS IN THOUSANDS)
Income from continuing operations before income taxes,
minority interest in earnings of subsidiaries and equity
income (loss)                                                            $ 116,853      $ 90,447      $ 59,873
                                                                         =========      ========      ========
                                                                         $  40,899      $ 31,657      $ 20,956
Income tax at federal statutory rate (35%)
Tax effect (decrease) of:
      Tax-exempt interest income                                              (559)         (586)         (569)
      Tax-exempt dividend income                                            (1,257)         (803)         (648)
      Adjustments from IRS examinations                                       --            --           2,766
      State taxes                                                              231         1,337          (112)
      Other items                                                           (1,536)          465            69
                                                                         ---------      --------      --------
Income tax expense                                                       $  37,778      $ 32,070      $ 22,462
                                                                         =========      ========      ========


During 1994, Farm Bureau Life reached partial settlement with the Internal Revenue Service (IRS) for tax years 1988 through 1990 and the IRS is in the process of conducting examinations for 1991 through 1994. All tax years 1992 and prior are settled for Western Life. During the year ended December 31, 1994, the Company paid $2.8 million for settlement of certain items arising from the examination of prior years. Management believes that amounts provided in the income tax provision for IRS examinations are adequate to settle any adjustments raised by the IRS.

The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1996 and 1995, is as follows:

                                                  DECEMBER 31,
                                             ------------------------
                                               1996           1995
                                             ---------      ---------
                                              (DOLLARS IN THOUSANDS)
Deferred income tax liabilities:
    Fixed maturity and equity securities     $  25,402      $  35,533
    Deferred policy acquisition costs           48,367         36,634
    Value of insurance in force acquired         6,961          4,889
    Deferred investment gains                   10,177          9,521
    Other                                       19,672         13,537
                                             ---------      ---------
                                               110,579        100,114
Deferred income tax assets:
    Future policy benefits                     (44,030)       (39,237)
    Accrued dividends                           (3,209)        (2,593)
    Accrued pension costs                      (13,290)       (12,140)
    Other                                       (9,438)        (6,499)
                                             ---------      ---------
                                               (69,967)       (60,469)
                                             ---------      ---------
Deferred income tax liability                $  40,612      $  39,645
                                             =========      =========

Prior to 1984, a portion of current income of the Company's life insurance subsidiaries was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account". The aggregate accumulation in this account at December 31, 1996 was $11.1 million and $0.7 million for Farm Bureau Life and Western Life, respectively. Should the policyholders' surplus account of Farm Bureau Life and Western Life exceed the limitation prescribed by federal income tax law, or should distributions be made by Farm Bureau Life and Western Life to the parent company in excess of $374.8 million and $121.0 million, respectively, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account since the Company contemplates no action and can foresee no events that would create such a tax.

Deferred income taxes were also reported on equity income (loss) and income from discontinued operations during these periods. These taxes arise from the recognition of income and losses differently for purposes of filing federal income tax returns than for financial reporting purposes.

7. CREDIT ARRANGEMENTS

SHORT-TERM DEBT

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $48.2 million from the FHLB as of December 31, 1996. As of December 31, 1996, the Company had no outstanding debt under this credit arrangement.


LONG-TERM DEBT

Long-term debt consists of:

                                                                               DECEMBER 31,
                                                                           -------------------
                                                                             1996        1995
                                                                           -------     -------
                                                                         (DOLLARS IN THOUSANDS)
Lease-backed notes payable, secured by rentals to be
  received under certain operating leases from members
  of consolidated group and other affiliates:
  Variable rate equal to LIBOR plus 0.31%, but in no event
    greater than 14% per annum (5.81% at December 31, 1996),
    due August 1999                                                        $24,500     $  --
  4.89%, due December 1996                                                    --        12,516
Note payable to Rural Mutual Insurance Company, an affiliate, 10%, due
  through December 2000                                                         81          88
                                                                           -------     -------
                                                                           $24,581     $12,604
                                                                           =======     =======

8. RETIREMENT AND COMPENSATION PLANS

The Company participates with several other affiliates in various defined benefit plans covering substantially all employees. The benefits of these plans are based primarily on years of service and employees' compensation. The Company and affiliates have adopted a policy of allocating the net periodic pension cost of the plans between themselves generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $9.6 million, $8.1 million and $6.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Prior to January 1, 1996, the Company provided benefits to agents of the Company and certain of its affiliates through the Agents' Career Incentive Plan. Company contributions to the plan were based upon the individual agent's earned commissions and varied based upon the overall production level and the number of years of service. Company contributions charged to expense with respect to this plan during the years ended December 31, 1995 and 1994 were $1.4 million and $1.6 million, respectively. During 1996, in conjunction with a restructuring of the agents' compensation program, contributions to this plan were discontinued.

The Company has established deferred compensation plans for certain key current and former employees and has certain other benefit plans which provide for retirement and other benefits. These plans have been accrued or funded as deemed appropriate by management of the Company.

Certain of the assets related to these plans are on deposit with the Company and amounts relating to these plans are included in the financial statements herein. In addition, certain amounts included in the liability for deferred compensation and other employee benefits relate to deposit administration funds maintained by the Company on behalf of affiliates offering substantially the same benefit programs as the Company.

In addition to benefits offered under the aforementioned benefit plans, the Company and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service with the Company. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement pension expense aggregated $0.2 million for the year ended December 31, 1996 and $0.1 million for the years ended December 31, 1995 and 1994.

9. STOCK COMPENSATION

During 1996, the Company adopted the 1996 Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. During 1996, the Company granted 621,869 incentive stock options and 199,363 nonqualified stock options under the Plan. Option shares granted to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board. Option shares granted to officers and employees generally vest over a five year period contingent upon continued employment with the Company and have a contractual term of 10 years. At December 31, 1996, the Company has 821,232 option shares outstanding with an exercise price range of $17.50 to $23.50, a weighted average exercise price of $17.67 and an estimated weighted average remaining contractual life of 9.1 years. Option shares exercisable at December 31, 1996 totaled 104,000 with a weighted average exercise price of $17.62. No options were exercised or forfeited during 1996. The Company has 928,768 shares of Class A Common Stock available for grant as additional awards under the Plan as of December 31, 1996.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under the alternative accounting method provided by SFAS No. 123, compensation expense is recognized in an amount equal to the estimated fair value of stock options on the date of grant. The Company has not adopted the accounting provisions of SFAS No. 123 because the valuation of non traded stock options is highly subjective and, in management's opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%; dividend yield of 1.6%; volatility factor of the expected market price of the Company's Class A Common Stock of 0.12; and a weighted-average expected life of 5.1 years. With these assumptions and amortization of the compensation expense over the options' vesting period, pro forma net income and net income per common share for 1996 are $82.5 million and $3.72, respectively. The weighted average grant-date fair value of options granted during 1996 was $3.53 per share.

10. STOCKHOLDERS' EQUITY OF SUBSIDIARIES

REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES

Certain of the Company's subsidiaries are authorized to issue, collectively, up to 110,000 shares of redeemable preferred stock in series at $200.00 per share. Dividends accrue at fixed or variable rates depending on the series and can range from 7.5% to 15.0%. Under certain circumstances and with respect to certain matters, the holders of redeemable preferred stock are entitled to vote separately as a class. There were 24,017 and 22,517 preferred shares outstanding at December 31, 1996 and 1995, respectively, all of which are currently redeemable at the option of the respective issuing company. The redeemable preferred stock and related dividends are reported as minority interest in subsidiaries in the consolidated financial statements.

STATUTORY LIMITATIONS ON SUBSIDIARY DIVIDENDS

The ability of Farm Bureau Life and Western Life to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1997, Farm Bureau Life and Western Life could pay dividends to the parent company of approximately $34.9 million and $8.2 million, respectively, without prior approval of insurance regulatory authorities. Also, the amount ($209.9 million and $59.9 million for Farm Bureau Life and Western Life, respectively, at December 31, 1996) by which the stockholder's equity stated in conformity with generally accepted accounting principles exceeds statutory capital and surplus as reported is restricted and cannot be distributed.

Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet the obligations of any member of the consolidated group.

STATUTORY ACCOUNTING POLICIES

The financial statements of the Company's insurance subsidiaries included herein differ from related statutory-basis financial statements principally as follows:
(a) the bond portfolio is segregated into held-for-investment (carried at amortized cost), available-for-sale (carried at fair value), and trading (reported at fair value) classifications rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (d) future policy benefit reserves on certain universal life and annuity products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (e) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities;
(f) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized as gains or losses in the statement of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) declines in the estimated realizable value of investments are charged to the statement of income when such declines are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (h) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus;
(i) revenues for universal life and annuity products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received;
(j) pension income or expense is recognized in accordance with SFAS No. 87, "Employers' Accounting for Pensions" rather than in accordance with rules and regulations permitted by the Employee Retirement Income Security Act of 1974;
(k) adjustments to federal income taxes of prior years are reported as a component of expense in the statement of income rather than as charges or credits to surplus; (l) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary; and (m) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

The Company's insurance subsidiaries reported the following statutory amounts to regulatory agencies, after appropriate eliminations of intercompany accounts:

                                            CAPITAL AND SURPLUS              NET INCOME (LOSS)
                                                DECEMBER 31,              YEAR ENDED DECEMBER 31,
                                           ---------------------     ----------------------------------
                                             1996         1995         1996          1995        1994
                                           --------     --------     --------      -------     --------
                                                              (DOLLARS IN THOUSANDS)
Life insurance subsidiaries                $344,965     $288,302     $ 83,008      $54,441     $(14,890)
Property-casualty insurance subsidiary       21,992        9,236       (3,096)       1,454          799
                                           --------     --------     --------      -------     --------
Total                                      $366,957     $297,538     $ 79,912      $55,895     $(14,091)
                                           ========     ========     ========      =======     ========


The National Association of Insurance Commissioners currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. That project, which is expected to be completed in the near future, will likely change, to some extent, statutory accounting practices. The codification may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements.

11. MANAGEMENT AND SERVICES AGREEMENTS

The Company shares certain office facilities and services with the Iowa Farm Bureau Federation and its affiliated companies. These expenses are allocated by the Company on the basis of cost and time studies that are updated annually and consist primarily of salaries and related expenses, travel, and occupancy costs.

In addition, prior to January 1, 1996, the Company participated in a management agreement with Farm Bureau Management Corporation, a wholly-owned subsidiary of the Iowa Farm Bureau Federation. Under this agreement, Farm Bureau Management Corporation provided general business, administration and management services to the Company. During 1996, the Company assumed responsibility for providing a majority of these services for itself as well as Farm Bureau Management Corporation and other affiliates. During the years ended December 31, 1996, 1995 and 1994, the Company incurred expenses under this contract of $2.6 million, $3.7 million and $3.1 million, respectively. During 1996, the Company earned management fee income of $0.2 million related to these services.

Prior to February 1995, Western Life maintained a management services agreement with Western Farm Bureau Management Corporation. Under the terms of the agreement, Western Farm Bureau Management Corporation provided all management, investment advisory, administrative, underwriting, policyholder services, legal, actuarial and other management-related services for Western Life. These services are now provided by the Company.

Effective January 1, 1996, the Company entered into marketing agreements with the property-casualty companies operating within its marketing territory, including Farm Bureau Mutual Insurance Company and other affiliates. Under the marketing agreements, the property-casualty companies assumed responsibility for development and management of the Company's agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. The Company paid $3.6 million to the property-casualty companies under these arrangements during the year ended December 31, 1996.

12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 1996, management is not aware of any claims for which a material loss is reasonably possible.

Assessments are, from time to time, levied on the insurance subsidiaries of the Company by guaranty associations in most states in which the subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Because the Company is not able to reasonably estimate the potential amounts of future assessments, the Company recognizes its obligation for guaranty fund assessments when it receives notice that an amount is payable to a guaranty fund. Expenses incurred for guaranty fund assessments were $0.6 million, $1.3 million and $1.6 million during the years ended December 31, 1996, 1995 and 1994, respectively.

In connection with an investment in a limited real estate partnership in 1996, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At December 31, 1996, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. During 1996, the limited partnership obtained a $5.4 million mortgage loan, secured by the shopping center, from Farm Bureau Mutual Insurance Company.

13. SEGMENT INFORMATION AND DISCONTINUED OPERATIONS

The Company currently operates in two principal segments - life insurance (including traditional and universal life, annuity and accident and health coverages) and property-casualty insurance. Prior to 1995, the Company was also involved in cable television operations.

On December 23, 1994, the Company sold substantially all operating assets and certain liabilities of its cable television subsidiary, Vantage Cable Associates, L.P., to Galaxy Telecom, L.P. for $38.4 million, of which $32.0 million was paid in cash and $6.4 million was represented by a Class D limited partnership interest in Galaxy Telecom, L.P. The Company recognized a gain on the sale of approximately $15.4 million, after expenses, closing adjustments and post-closing adjustments of approximately $1.4 million.

Revenues of the discontinued operations aggregated $10.2 million for the period from January 1, 1994 through December 22, 1994. Interest expense, $2.9 million for the period from January 1, 1994 through December 22, 1994, has been allocated to discontinued operations based on debt that can be identified as specifically attributed to those operations.

Information concerning the Company's continuing business segments for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                                               PROPERTY-
                                                                    LIFE       CASUALTY
                                                   CONSOLIDATED   INSURANCE    INSURANCE    CORPORATE
                                                   ------------   ---------    ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
  Revenues, year ended December 31:
     1996                                            $456,867      $420,976     $35,698      $193
     1995                                             405,985       385,480      20,489        16
     1994                                             349,885       330,422      19,448        15
  Income (loss) from continuing operations before
  income taxes, minority interest in earnings of
  subsidiaries and equity income (loss), year ended
  December 31:
     1996                                             116,853       118,984     (2,046)      (85)
     1995                                              90,447        88,500       2,083     (136)
     1994                                              59,873        58,573       1,288        12
  Identifiable assets, December 31:
     1996                                           3,368,192     3,264,037      99,577     4,578
     1995                                           3,093,582     3,032,548      60,250       784
     1994                                           2,795,266     2,738,519      56,708        39


Corporate revenues and income (loss) from continuing operations noted above for 1996 do not include $0.3 million in revenues and identifiable assets do not include $3.0 million in intercompany receivables that are eliminated in consolidation. Other intercompany balances that are eliminated in consolidation are not significant to the respective segments. Corporate assets consist principally of cash, receivables from affiliates and short-term investments. Capital expenditures and depreciation and amortization are not considered material.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly results of operations are as follows:

                                                                1996
                                           --------------------------------------------------
QUARTER ENDED                              MARCH 31       JUNE 30   SEPTEMBER 30  DECEMBER 31
                                           --------       -------   ------------  -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges               $ 37,398      $ 43,229     $ 46,047     $ 42,735
Net investment income                        52,428        52,208       50,706       55,387
Realized gains (losses) on investments       (2,098)        1,515       16,529       36,847
Total revenues                               93,320       102,940      119,804      140,803
Net income                                   10,889        13,575       20,486       37,934
Net income applicable to common stock        10,889        13,575       19,486       36,684
Net income per common share                $   0.46      $   0.57     $   0.98     $   1.93


                                                                1995
                                           --------------------------------------------------
QUARTER ENDED                              MARCH 31       JUNE 30   SEPTEMBER 30  DECEMBER 31
                                           --------       -------   ------------  -----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges                $35,565      $ 39,728     $ 36,780    $  35,969
Net investment income                        48,037        52,824       56,297       65,950
Realized gains (losses) on investments        1,850           988        4,034         (989)
Total revenues                               92,590       100,841      104,393      108,161
Net income                                    9,043        11,065       21,418       18,102
Net income per common share                 $  0.39      $   0.47     $   0.91    $    0.76



Net income per common share for each quarter is computed independently of net income per common share for the year. As a result, the sum of the quarterly net income per share may not equal the net income per share for the year due primarily to transactions affecting the number of weighted average common shares outstanding in each quarter. Net investment income during 1995 fluctuated during the year due to net investment income (loss) from FBL Ventures which totaled $(0.1) million in the first quarter, $3.2 million in the second quarter, $6.4 million in the third quarter and $15.9 million in the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


                                    PART III

  The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1996.

                                     PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1. Financial Statements. See index to Financial Statements for a list of financial statements included in this Report.

      2. Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

            Schedule I -- Summary of Investments

            Schedule II -- Condensed Financial Information of Registrant (Parent Company)

            Schedule III -- Supplementary Insurance Information

            Schedule IV -- Reinsurance

All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

      3.    Exhibits.

            11    Computation of Earnings Per Share
            23    Consent of Independent Auditors
            27    Financial Data Schedule

  (b) Reports on Form 8-K.  None


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of March, 1997.

                                    FBL Financial Group, Inc.

                                    By: /s/ EDWARD M. WIEDERSTEIN

                                    Edward M. Wiederstein
                                    CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              SIGNATURE                                         TITLE                                    DATE
              ---------                                         -----                                    ----

  /s/ THOMAS R. GIBSON              Chief Executive Officer, and Director (Principal Executive      March 18, 1997
  ---------------------             Officer)
  Thomas R. Gibson

  /s/ JAMES W. NOYCE                Chief Financial Officer (Principal Financial and Accounting     March 18, 1997
  -------------------               Officer)
  James W. Noyce


  /s/ EDWARD M. WIEDERSTEIN         Chairman of the Board and Director                              March 18, 1997
  --------------------------
  Edward M. Wiederstein


  /s/ V. THOMAS GEARY               First Vice Chair and Director                                   March 18, 1997
  --------------------
  V. Thomas Geary


  /s/ ROGER BILL MITCHELL           Second Vice Chair and Director                                  March 18, 1997
  ------------------------
  Roger Bill Mitchell


  /s/ KENNETH R. ASHBY              Director                                                        March 18, 1997
  ---------------------
  Kenneth R. Ashby


  /s/ JERRY L. CHICOINE             Director                                                        March 18, 1997
  ----------------------
  Jerry L. Chicoine


  /s/ AL CHRISTOPHERSON             Director                                                        March 18, 1997
  ----------------------
  Al Christopherson


  /s/ JOHN W. CREER                 Director                                                        March 18, 1997
  ------------------
  John. W. Creer


  /s/ KENNY J. EVANS                Director                                                        March 18, 1997
  -------------------
  Kenny J. Evans


  /s/ GARY HALL                     Director                                                        March 18, 1997
  ----------------------
  Gary Hall


  /s/ KAREN J. HENRY                Director                                                        March 18, 1997
  -------------------
  Karen J. Henry



  /s/ RICHARD KJERSTAD              Director                                                        March 18, 1997
  ----------------------
  Richard Kjerstad


  /s/ DAVID L. MCCLURE              Director                                                        March 18, 1997
  ---------------------
  David L. McClure


  /s/ BRUCE P. NEIDIG               Director                                                        March 18, 1997
  ---------------------
  Bruce P. Neidig


  /s/ HOWARD D. POULSON             Director                                                        March 18, 1997
  ----------------------
  Howard D. Poulson


  /s/ HOWARD G. SCHMID              Director                                                        March 18, 1997
  --------------------
  Howard G. Schmid


  /s/ JOHN J. VAN SWEDEN            Director                                                        March 18, 1997
  -----------------------
  John J. Van Sweden


  /s/ JOHN E. WALKER                Director                                                        March 18, 1997
  -------------------
  John E. Walker


  /s/ RICHARD D. HARRIS             Senior Vice President, Secretary, Treasurer and Director        March 18, 1997
  ---------------------
  Richard D. Harris


  /s/ STEPHEN M. MORAIN             Senior Vice President, General Counsel and Director             March 18, 1997
  ----------------------
  Stephen M. Morain



                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES


The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 3, 1997 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                             /s/ Ernst & Young LLP


Des Moines, Iowa
March 3, 1997

                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                            FBL FINANCIAL GROUP, INC.

                                DECEMBER 31, 1996

                             COLUMN A                                           COLUMN B       COLUMN C          COLUMN D
                             --------                                           --------       --------          --------
                                                                                                             AMOUNT AT WHICH
                                                                                                              SHOWN IN THE
              TYPE OF INVESTMENT                                                 COST (1)        VALUE         BALANCE SHEET
              ------------------                                                 --------        -----         -------------
                                                                                           (DOLLARS IN THOUSANDS)
Fixed maturity securities, held for investment:
     Bonds:
          United States Government and government
               agencies and authorities                                        $  209,220     $  215,849        $  209,220
          Corporate mortgage-backed securities                                    480,122        487,670           480,122
          All other corporate bonds                                                 5,009          5,649             5,009
                                                                                ---------     ----------         ---------
                         Total                                                    694,351     $  709,168           694,351
                                                                                              ==========
Fixed maturity securities, available for sale:
     Bonds:
          United States Government and government agencies and authorities        237,609     $  238,780           238,780
          States, municipalities, and political subdivisions                       33,059         34,155            34,155
          Public utilities                                                        188,898        192,790           192,790
          Corporate mortgage and asset-backed securities                          289,776        292,519           292,519
          Convertible bonds                                                         2,500          2,525             2,525
          All other corporate bonds                                               757,733        778,657           778,657
     Redeemable preferred stocks                                                   33,173         34,518            34,518
                                                                                ---------     ----------         ---------
               Total                                                            1,542,748     $1,573,944         1,573,944
                                                                                              ==========
Equity securities, available-for-sale:
     Common stocks:
          Public utilities                                                          8,335     $    7,678             7,678
          Banks, trusts, and insurance companies                                   12,576         22,673            22,673
          Industrial, miscellaneous, and all other                                 51,837         55,139            55,139
     Nonredeemable preferred stocks                                                 2,044          1,501             1,501
                                                                                ---------     ----------         ---------
               Total                                                               74,792     $   86,991            86,991
                                                                                              ==========
Held in inventory:
     Bonds                                                                            949     $      954               954
     Redeemable preferred stocks                                                    1,500          1,630             1,630
     Common stocks                                                                  8,172         13,315            13,315
                                                                                ---------     ----------         ---------
          Total                                                                    10,621     $   15,899            15,899
                                                                                              ==========
Mortgage loans on real estate                                                     294,905                          293,777(2)
Investment real estate                                                             28,721                           28,391(2)
Policy loans                                                                      118,996                          118,996
Other long-term investments                                                         8,388                            8,388
Short-term investments                                                             68,358                           68,358
                                                                               ----------                       ----------
                                                                               $2,841,880                       $2,889,095
                                                                               ==========                       ==========


(1) On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; unpaid principal balance for mortgage loans on real estate and policy loans, and original cost less accumulated depreciation for investment real estate.

(2) Amount not equal to cost (Column B) because of allowance for possible losses deducted from cost to determine reported amount.


           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                            DECEMBER 31,
                                                                       ---------------------
                                                                         1996         1995
                                                                       --------     --------
ASSETS
Cash and cash equivalents                                              $    489     $    455
Investments in subsidiaries (eliminated in consolidation)               639,022      563,871
Amounts receivable from affiliates                                        3,369           --
Amounts receivable from subsidiaries (eliminated in consolidation)        2,994           --
Current income taxes recoverable                                             --           90
Other assets                                                                721          239
                                                                       --------     --------
     Total assets                                                      $646,595     $564,655
                                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accrued expenses and other liabilities                            $    714     $    304
     Amounts payable to affiliates                                           61           --
     Amounts payable to subsidiaries (eliminated in consolidation)        7,201           --
     Current income taxes payable                                            84           --
     Deferred income taxes                                                   13           53
                                                                       --------     --------
          Total liabilities                                               8,073          357
Stockholders' equity:
     Preferred Stock                                                    100,000           --
     Common Stock                                                            --        1,193
     Class A Common Stock                                                43,773           --
     Class B Common Stock                                                 7,567           --
     Additional paid-in capital                                              --      145,288
     Net unrealized investment gains of subsidiaries                     27,858       37,807
     Retained earnings                                                  459,324      380,010
                                                                       --------     --------
               Total stockholders' equity                               638,522      564,298
                                                                       --------     --------
                    Total liabilities and stockholders' equity         $646,595     $564,655
                                                                       ========     ========


            See accompanying notes to condensed financial statements.



                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                            OF REGISTRANT (CONTINUED)
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)



                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------
                                                                                  1996           1995          1994
                                                                                 --------      --------      --------
Revenues:
   Net investment income                                                         $     16      $     16      $     15
   Dividends from subsidiaries (eliminated in consolidation)                       20,096        11,111            32
   Management fee income from affiliates                                              182            --            --
   Management fee income from subsidiaries (eliminated
      in consolidation)                                                               284            --            --
                                                                                 --------      --------      --------
     Total revenues                                                                20,578        11,127            47
Expenses                                                                              278           152             3
                                                                                 --------      --------      --------
                                                                                   20,300        10,975            44
Income taxes                                                                          (61)           52           (15)
                                                                                 --------      --------      --------
Income (loss) before equity in undistributed income of subsidiaries                20,239        11,027            29
Equity in undistributed income of subsidiaries (eliminated in consolidation)       62,645        48,601        42,037
                                                                                 --------      --------      --------
Net income                                                                         82,884        59,628        42,066
Dividends on preferred stock                                                       (2,250)           --            --
                                                                                 --------      --------      --------
Net income applicable to common stock                                            $ 80,634      $ 59,628      $ 42,066
                                                                                 ========      ========      ========



           See accompanying notes to condensed financial statements.



     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1996         1995          1994
                                                                 --------      -------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $  1,104      $   (75)     $        48

INVESTING ACTIVITIES
   Investments in subsidiaries (eliminated in consolidation)      (17,500)      (3,698)          (1,184)
   Dividends and return of capital from subsidiaries
      (eliminated in consolidation)                                20,000           --               32
                                                                 --------      -------      -----------
Net cash provided by (used in) investing activities                 2,500       (3,698)          (1,152)

FINANCING ACTIVITIES
   Issuance of common stock for cash                                   --        4,189            1,143
   Dividends paid                                                  (3,570)          --               --
   Cash held by former parent at time of reorganization
      (eliminated in consolidation)                                    --           --           (1,220)
                                                                 --------      -------      -----------
Net cash provided by (used in) financing activities                (3,570)       4,189              (77)
                                                                 --------      -------      -----------
Increase (decrease) in cash and cash equivalents                       34          416           (1,181)
Cash and cash equivalents at beginning of year                        455           39            1,220
                                                                 --------      -------      -----------
Cash and cash equivalents at end of year                         $    489      $   455      $        39
                                                                 ========      =======      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received during the year for income taxes                   $     73      $    --      $        --
Noncash investing activity resulting from reorganization:
     Investment in subsidiaries                                        --           --         (232,302)
     Other investments                                                 --           --        1,010,219
     Other non-cash assets                                             --           --          278,573
     Policyholder liabilities                                          --           --         (990,257)
     Other liabilities                                                 --           --          (67,453)
                                                                 --------      -------      -----------
                                                                       --           --           (1,220)



           See accompanying notes to condensed financial statements.


     SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, the Company's investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' investments classified as "available-for-sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Effective January 1, 1994, the parent company acquired 100% of the outstanding common stock of Farm Bureau Life Insurance Company in a transaction that was treated as a reorganization. See Note 3 to the Company's consolidated financial statements for additional information regarding the reorganization.

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 financial statement presentation.

2. CASH DIVIDENDS FROM SUBSIDIARY

During 1996, Farm Bureau Life Insurance Company paid cash dividends of $5.0 million and during 1994, Western Farm Bureau Life Insurance Company paid cash dividends of $32,000 to the parent company.



               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            FBL FINANCIAL GROUP, INC.



         Column A                  Column B     Column C      Column D     Column E     Column F
         --------                  --------     --------      --------     --------     --------
                                              Future policy
                                                 benefits,
                                    Deferred      losses,
                                     policy     claims and                   Other
                                   acquisition     loss       Unearned    policyholder  Premium
                                      costs      expenses     revenues      funds       revenue
                                   --------     ----------     -------     --------     --------
                                                     (Dollars in thousands)
December 31, 1996:
   Life insurance                  $164,277     $2,161,394     $22,215     $226,234     $136,434
   Property-casualty insurance        2,635         43,189      26,774           --       32,975
                                   --------     ----------     -------     --------     --------
Total                              $166,912     $2,204,583     $48,989     $226,234     $169,409
                                   ========     ==========     =======     ========     ========

December 31, 1995:
   Life insurance                  $136,771     $2,054,092     $20,081     $215,242     $129,333
   Property-casualty insurance        1,021         29,984      15,906           --       18,709
                                   --------     ----------     -------     --------     --------
Total                              $137,792     $2,084,076     $35,987     $215,242     $148,042
                                   ========     ==========     =======     ========     ========

December 31, 1994:
   Life Insurance                  $139,384     $1,950,174     $20,693     $199,575     $113,000
   Property-casualty insurance          996         28,828      15,654           --       17,778
                                   --------     ----------     -------     --------     --------
Total                              $140,380     $1,979,002     $36,347     $199,575     $130,778
                                   ========     ==========     =======     ========     ========







       Column A                    Column G      Column H     Column I     Column J     Column K
       --------                    --------      --------     --------     --------     --------
                                                Benefits,  Amortization
                                                 claims,    of deferred
                                     Net        losses and     policy       Other
                                  investment    settlement  acquisition   operating     Premiums
                                    income       expenses      costs       expenses     written
                                   --------     ----------     -------     --------     --------
                                                   (Dollars in thousands)
December 31, 1996:
   Life insurance                  $208,265     $  198,925     $ 8,667     $ 48,594
   Property-casualty insurance        2,464         28,365       6,843        2,344     $ 32,264
                                   --------     ----------     -------     --------     ========
Total                              $210,729     $  227,290     $15,510     $ 50,938
                                   ========     ==========     =======     ========
December 31, 1995:
   Life insurance                  $221,525     $  184,417     $ 7,736     $ 60,991
   Property-casualty insurance        1,583         13,621       2,991        1,713     $ 18,851
                                   --------     ----------     -------     --------     ========
Total                              $223,108     $  198,038     $10,727     $ 62,704
                                   ========     ==========     =======     ========
December 31, 1994:
   Life insurance                  $177,310     $  158,165     $ 6,837     $ 63,130
   Property-casualty insurance        1,524         13,441       3,229        1,456     $ 18,339
                                   --------     ----------     -------     --------     ========
Total                              $178,834     $  171,606     $10,066     $ 64,586
                                   ========     ==========     =======     ========




                            SCHEDULE IV - REINSURANCE
                            FBL FINANCIAL GROUP, INC.


             COLUMN A                                 COLUMN B          COLUMN C        COLUMN D    COLUMN E     COLUMN F
             --------                                 --------          --------        --------    --------     --------
                                                                                                                 PERCENT OF
                                                                        CEDED TO        ASSUMED                    AMOUNT
                                                       GROSS              OTHER        FROM OTHER                  ASSUMED
                                                       AMOUNT           COMPANIES       COMPANIES  NET AMOUNT      TO NET
                                                       ------           ---------       ---------  ----------      ------
                                                                       (DOLLARS IN THOUSANDS)
Year ended December 31, 1996:
   Life insurance in force, at end of year           $17,195,432       $ 1,082,311       $   --    $16,113,121         --
                                                     ===========       ===========       ======    ===========      =====
   Insurance premiums and other considerations:
      Universal life and annuity product charges     $    45,549       $     1,895       $   --    $    43,654         --
      Traditional life insurance and accident and
         health premiums                                  96,567             3,787           --         92,780         --
      Property-casualty premiums                          26,807            26,810        32,978        32,975      100.0%
                                                     -----------       -----------       -------   -----------      -----
                                                     $   168,923       $    32,492       $32,978   $   169,409       19.5%
                                                     ===========       ===========       =======   ===========      =====
Year ended December 31, 1995:
   Life insurance in force, at end of year           $16,208,497       $   953,828       $    --   $15,254,669         --
                                                     ===========       ===========       =======   ===========      =====
   Insurance premiums and other considerations:
      Universal life and annuity product charges     $    45,505       $     1,783       $    --   $    43,722         --
      Traditional life insurance and accident and
         health premiums                                  98,682            13,071            --        85,611         --
      Property-casualty premiums                          26,093            26,240        18,856        18,709      100.8%
                                                     -----------       -----------       -------   -----------      -----
                                                     $   170,280       $    41,094       $18,856   $   148,042       12.7%
                                                     ===========       ===========       =======   ===========      =====
Year ended December 31, 1994:
   Life insurance in force, at end of year           $15,221,217       $   924,508      $    --    $14,296,709         --
                                                     ===========       ===========       =======   ===========      =====
   Insurance premiums and other considerations:
      Universal life and annuity product charges     $    44,432       $     1,698      $    --   $    42,734          --
      Traditional life insurance and accident and
         health premiums                                  91,629            21,382           19        70,266          --
      Property-casualty premiums                          25,846            26,415       18,347        17,778       103.2%
                                                     -----------       -----------      -------   -----------       -----
                                                     $   161,907       $    49,495      $18,366   $   130,778        14.0%
                                                     ===========       ===========       =======   ===========      =====
