Form 10-Q
period 1997-03-31
FBL FINANCIAL GROUP INC
filed 1997-05-09
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to  __________________

                         Commission File Number: 1-11917

                            FBL Financial Group, Inc.
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1411715
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

5400 University Avenue, West Des Moines, Iowa                              50266
(Address of principal executive offices)                              (Zip Code)

                                 (515) 225-5400
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. [X] Yes          [ ] No

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,716,656 shares of Class A common stock and 1,192,990 shares of Class B common stock as of April 30, 1997.



ITEM 1.  FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                  1997           1996
                                                                                               ----------     ----------
ASSETS
Investments:
   Fixed maturities:
      Held for investment, at amortized cost (market: 1997 - $686,978; 1996 - $709,168)        $  683,876     $  694,351
      Available for sale, at market (amortized cost: 1997 - $1,597,785; 1996 - $1,542,748)      1,593,025      1,573,944
   Equity securities, at market (cost: 1997 - $67,039; 1996 - $74,792)                             74,130         86,991
   Held in inventory, at estimated fair value (amortized
      cost: 1997 - $7,545; 1996 - $10,621), substantially all held for sale                        10,297         15,899
   Mortgage loans on real estate                                                                  300,811        293,777
   Investment real estate, less allowances for depreciation
      of $2,107 in 1997 and $1,930 in 1996                                                         28,081         28,391
   Policy loans                                                                                   119,939        118,996
   Other long-term investments                                                                      8,381          8,388
   Short-term investments                                                                          80,157         68,358
                                                                                               ----------     ----------
Total investments                                                                               2,898,697      2,889,095

Cash and cash equivalents                                                                           4,535          3,583
Securities and indebtedness of related parties                                                     36,622         37,213
Accrued investment income                                                                          34,397         33,537
Accounts and notes receivable                                                                       2,349          2,235
Amounts receivable from affiliates                                                                  6,353          4,439
Reinsurance recoverable                                                                            37,669         38,919
Deferred policy acquisition costs                                                                 174,865        166,912
Value of insurance in force acquired                                                               19,122         19,928
Property and equipment, less allowances for depreciation of
   $47,776 in 1997 and $46,824 in 1996                                                             65,709         62,510
Current income taxes recoverable                                                                     --            4,002
Goodwill, less accumulated amortization of $2,327 in 1997 and $2,172 in 1996                        9,571          9,726
Other assets                                                                                       17,423         17,050
Assets held in separate accounts                                                                   90,421         79,043
                                                                                               ----------     ----------


        Total assets                                                                           $3,397,733     $3,368,192
                                                                                               ==========     ==========




                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            1997           1996
                                                                                         ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
            Future policy benefits:
               Universal life and annuity products                                       $1,481,008     $1,471,983
               Traditional life insurance and accident and health products                  684,276        678,674
               Unearned revenue reserve                                                      22,857         22,215
            Other policy claims and benefits                                                  9,411         10,737
            Reserves on property-casualty policies                                           43,635         43,189
            Unearned premiums on property-casualty policies                                  29,344         26,774
                                                                                         ----------     ----------
                                                                                          2,270,531      2,253,572
   Other policyholders' funds:
            Supplementary contracts without life contingencies                              129,708        125,581
            Advance premiums and other deposits                                              86,435         86,410
            Accrued dividends                                                                15,217         14,243
                                                                                         ----------     ----------
                                                                                            231,360        226,234

   Long-term debt                                                                            24,581         24,581
   Amounts payable to affiliates                                                             11,276         10,910
   Current income taxes payable                                                              10,014           --
   Deferred income taxes                                                                     16,910         40,612
   Other liabilities                                                                        101,345         89,915
   Liabilities related to separate accounts                                                  90,421         79,043
                                                                                         ----------     ----------
               Total liabilities                                                          2,756,438      2,724,867
Commitments and contingencies
Minority interest in subsidiaries                                                             4,803          4,803
Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
      10,000,000 shares, issued and outstanding 5,000,000 Series A shares                   100,000        100,000
   Class A common stock, without par value - authorized
      88,500,000 shares, issued and outstanding 17,666,810 shares                            43,773         43,773
   Class B common stock, without par value - authorized
      1,500,000 shares, issued and outstanding 1,192,990 shares                               7,567          7,567
   Net unrealized investment gains                                                            2,411         27,858
   Retained earnings                                                                        482,741        459,324
                                                                                         ----------     ----------
       Total stockholders' equity                                                           636,492        638,522
                                                                                         ----------     ----------
          Total liabilities and stockholders' equity                                     $3,397,733     $3,368,192
                                                                                         ==========     ==========


                            See accompanying notes.


                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------
                                                                                   1997              1996
                                                                               ------------      ------------
Revenues:
    Universal life and annuity product charges                                 $     11,296      $     11,317
    Traditional life insurance and accident and health premiums                      22,548            21,783
    Property-casualty premiums                                                       11,207             4,298
    Net investment income                                                            54,808            52,428
    Realized gains (losses) on investments                                           21,837            (2,098)
    Other income                                                                      6,381             5,592
                                                                               ------------      ------------
             Total revenues                                                         128,077            93,320
Benefits and expenses:
    Universal life and annuity benefits                                              30,419            30,353
    Traditional life insurance and accident and health benefits                      14,179            12,096
    Increase in traditional and accident and health future policy benefits            5,521             5,294
    Distributions to participating policyholders                                      6,708             6,475
    Property-casualty losses and loss adjustment expenses                             8,902             3,211
    Underwriting, acquisition and insurance expenses                                 18,331            15,780
    Interest expense                                                                    376               227
    Other expenses                                                                    4,484             3,927
                                                                               ------------      ------------
             Total benefits and expenses                                             88,920            77,363
                                                                               ------------      ------------
                                                                                     39,157            15,957
Income taxes                                                                        (13,138)           (5,689)
Minority interest in earnings of subsidiaries                                           (89)             (268)
Equity income, net of related income taxes                                              623               889
                                                                               ------------      ------------
Net income                                                                           26,553            10,889
Dividends on preferred stock                                                         (1,250)             --
                                                                               ------------      ------------
Net income applicable to common stock                                          $     25,303      $     10,889
                                                                               ============      ============

Net income per common share                                                    $       1.33      $       0.46
                                                                               ============      ============

Weighted average common shares outstanding                                       19,057,448        23,859,800
                                                                               ============      ============

                            See accompanying notes.



                           FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                                   COMMON
                                                                                                                  STOCK AND
                                                                                       CLASS A       CLASS B      ADDITIONAL
                                                                        PREFERRED      COMMON        COMMON        PAID-IN
                                                                          STOCK         STOCK         STOCK        CAPITAL
                                                                        ---------     ---------     ---------     ---------
Balance at January 1, 1996                                              $    --       $    --       $    --       $ 146,481
   Recapitalization and conversion of common stock                           --         139,157         7,324      (146,481)
   Net income for three months ended March 31, 1996                          --            --            --            --
   Change in net unrealized investment gains/losses                          --            --            --            --
   Adjustment resulting from capital transaction of equity investee          --           4,616           243          --
                                                                        ---------     ---------     ---------     ---------
Balance at March 31, 1996                                               $    --       $ 143,773     $   7,567     $    --
                                                                        =========     =========     =========     =========

Balance at January 1, 1997                                              $ 100,000     $  43,773     $   7,567     $    --
   Net income for three months ended March 31, 1997                          --            --            --            --
   Change in net unrealized investment gains/losses                          --            --            --            --
   Dividends on preferred stock                                              --            --            --            --
   Dividends on common stock                                                 --            --            --            --
                                                                        ---------     ---------     ---------     ---------
Balance at March 31, 1997                                               $ 100,000     $  43,773     $   7,567     $    --
                                                                        =========     =========     =========     =========


[WIDE TABLE CONTINUED FROM ABOVE]



                                                                            NET
                                                                         UNREALIZED                     TOTAL
                                                                         INVESTMENT     RETAINED     STOCKHOLDERS'
                                                                           GAINS        EARNINGS        EQUITY
                                                                        ---------      ---------     ------------
Balance at January 1, 1996                                              $  37,807      $ 380,010      $ 564,298
   Recapitalization and conversion of common stock                           --             --             --
   Net income for three months ended March 31, 1996                          --           10,889         10,889
   Change in net unrealized investment gains/losses                       (24,026)          --          (24,026)
   Adjustment resulting from capital transaction of equity investee          --             --            4,859
                                                                        ---------      ---------      ---------
Balance at March 31, 1996                                               $  13,781      $ 390,899      $ 556,020
                                                                        =========      =========      =========


Balance at January 1, 1997                                              $  27,858      $ 459,324      $ 638,522
   Net income for three months ended March 31, 1997                          --           26,553         26,553
   Change in net unrealized investment gains/losses                       (25,447)          --          (25,447)
   Dividends on preferred stock                                              --           (1,250)        (1,250)
   Dividends on common stock                                                 --           (1,886)        (1,886)
                                                                        ---------      ---------      ---------
Balance at March 31, 1997                                               $   2,411      $ 482,741      $ 636,492
                                                                        =========      =========      =========

                             See accompanying notes.



                           FBL FINANCIAL GROUP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                              1997           1996
                                                                                           ---------      ---------
OPERATING ACTIVITIES
Net income                                                                                 $  26,553      $  10,889
Adjustments to reconcile net income to net cash provided by operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances                                                   25,634         26,353
      Charges for mortality and administration                                               (11,687)       (11,525)
      Deferral of unearned revenues                                                              539            424
      Amortization of unearned revenue reserve                                                  (148)          (216)
   Provision for depreciation and amortization                                                 4,199          3,920
   Net gains and losses related to investments held in inventory                              (1,617)        (1,831)
   Realized (gains) losses on investments                                                    (21,837)         2,098
   Increase in traditional, accident and health and property-casualty benefit accruals         8,244          6,879
   Policy acquisition costs deferred                                                          (9,461)        (6,998)
   Amortization of deferred policy acquisition costs                                           4,243          2,685
   Provision for deferred income taxes                                                        (9,999)         1,147
   Other                                                                                      22,870          3,270
                                                                                           ---------      ---------
Net cash provided by operating activities                                                     37,533         37,095

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
   Fixed maturities - held for investment                                                     10,534          6,920
   Fixed maturities - available for sale                                                      89,256         72,811
   Equity securities                                                                          55,121          9,973
   Held in inventory                                                                           7,318          6,815
   Mortgage loans on real estate                                                               9,208          8,028
   Investment real estate                                                                        280             11
   Policy loans                                                                                6,817          6,961
   Other long-term investments                                                                     3            319
   Short-term investments - net                                                                 --           13,276
                                                                                           ---------      ---------
                                                                                             178,537        125,114
Acquisition of investments:
   Fixed maturities - held for investment                                                        (24)       (44,630)
   Fixed maturities - available for sale                                                    (143,173)       (99,363)
   Equity securities                                                                         (27,295)       (17,395)
   Held in inventory                                                                             (99)        (4,398)
   Mortgage loans on real estate                                                             (16,373)        (9,085)
   Investment real estate                                                                       (153)        (1,370)
   Policy loans                                                                               (7,760)        (7,487)
   Other long-term investments                                                                  --               (3)
   Short-term investments - net                                                              (11,799)          --
                                                                                           ---------      ---------
                                                                                            (206,676)      (183,731)



                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                    1997          1996
                                                                  --------      --------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other          $  1,649      $ 12,507
   distributions from equity investees
Investments in and advances to equity investees                       (673)       (4,485)
Net purchases of property and equipment and other                   (5,219)       (3,339)
                                                                  --------      --------
Net cash used in investing activities                              (32,382)      (53,934)

FINANCING ACTIVITIES
Receipts from interest sensitive products credited to
   policyholder account balances                                    59,749        66,889
Return of policyholder account balances on interest sensitive
   products                                                        (60,544)      (48,954)
Repayments of long-term debt                                          --            (828)
Distributions to minority interests                                   (268)         (268)
Dividends paid                                                      (3,136)         --
                                                                  --------      --------
Net cash provided by (used in) financing activities                 (4,199)       16,839
                                                                  --------      --------
Increase in cash and cash equivalents                                  952          --
Cash and cash equivalents at beginning of period                     3,583          --
                                                                  --------      --------
Cash and cash equivalents at end of period                        $  4,535      $   --
                                                                  ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
   Interest                                                       $    369      $    155
   Income taxes                                                      9,810          (444)


                            See accompanying notes.



                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K.

2. INVESTMENT OPERATIONS

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

Net unrealized investment gains as reported were comprised of the following:

                                                                                MARCH 31,    DECEMBER 31,
                                                                                  1997          1996
                                                                                --------      --------
                                                                                 (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available
  for sale                                                                      $  2,331      $ 43,395
Adjustments for assumed changes in amortization pattern of:
  Deferred policy acquisition costs                                                  714        (2,021)
  Value of insurance in force acquired                                               534         1,104
  Unearned revenue reserve                                                           131           382
Provision for deferred income taxes                                               (1,299)      (15,002)
                                                                                --------      --------
Net unrealized investment gains                                                 $  2,411      $ 27,858
                                                                                ========      ========


During 1997, the Company sold equity investments in two affiliates to Farm Bureau Mutual Insurance Company, another affiliate, at their estimated fair value. The Company recorded $9.7 million in realized gains on these sales.

3. CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $43.9 million from the FHLB as of March 31, 1997. As of March 31, 1997 and December 31, 1996, the Company had no outstanding debt under this credit arrangement.

4. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31, 1997, management is not aware of any claims for which a material loss is reasonably possible.

The Company seeks to limit its exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises. Reinsurance contracts do not relieve the Company of its obligations to policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the Company's insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the Company. To limit the possibility of such losses, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. No allowance for uncollectible amounts has been established against the reinsurance recoverable since all amounts are deemed to be collectible.

In connection with an investment in a limited real estate partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At March 31, 1997, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. The limited partnership has a $5.4 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual Insurance Company.

Assessments are, from time to time, levied on the insurance subsidiaries of the Company by guaranty associations in most states in which the subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Because the Company is not able to reasonably estimate the potential amounts of future assessments, the Company recognizes its obligation for guaranty fund assessments when it receives notice that an amount is payable to a guaranty fund. Expenses incurred for guaranty fund assessments were $0.2 million and $0.4 million during the three months ended March 31, 1997 and 1996, respectively.

5. SUBSEQUENT EVENT - STOCK REPURCHASE PLAN

On March 18, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,000,000 unregistered shares of the Company's Class A common stock. On April 4, 1997, the Company repurchased 965,370 shares of Class A common stock under this plan at $25.725 per share ($24.8 million), the average of the closing prices over the prior ten days of trading on the New York Stock Exchange. Net income per common share for the three-month period ended March 31, 1997 is estimated to have been $1.38 if the repurchases would have been effective January 1, 1997.


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

Property-casualty business written by Utah Insurance is pooled with business written by four property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. Effective January 1, 1997, Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company, two affiliates of the Company, became full participants in the reinsurance pool and Utah Insurance's pool participation percentage decreased from 20% to 18%. Accordingly, the property-casualty results included in the statement of operations for the first quarter of 1996 include that amount applicable to 8% of the reinsurance pool. The property-casualty results included in the statement of operations for the first quarter of 1997 include that amount applicable to 18% of the reinsurance pool, with the exception of development on loss and loss adjustment expense reserves incurred prior to January 1, 1997, of which Utah Insurance's participation remains at the rate in effect when the underlying claims were incurred. In addition, effective January 1, 1997, the reinsurance pool no longer includes reinsurance assumed from reinsurance intermediaries and certain other insurance companies. As a result, beginning January 1, 1997, Utah Insurance has eliminated its exposure to coastal catastrophes.

Utah Insurance's premium volume in 1997 is not expected to be significantly impacted by the decrease in reinsurance pool participation from 20% to 18% or the elimination of certain reinsurance assumed business from the pool due to the increase in the size of the pool with the addition of Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

A summary of the Company's premiums and product charges is as follows:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    1997            1996
                                                                  -------          -------
                                                                   (DOLLARS IN THOUSANDS)
Premiums and product charges:
  Universal life and annuity product charges                      $11,296          $11,317
  Traditional life insurance and accident and health premiums      22,548           21,783
  Property-casualty premiums                                       11,207            4,298
                                                                  -------          -------
     Total                                                        $45,051          $37,398
                                                                  =======          =======

Premiums and product charges increased $7.7 million, or 20.5%, to $45.1 million for the 1997 period compared to $37.4 million for the 1996 period. This increase included a $0.8 million, or 3.5%, increase in traditional life insurance and accident and health premiums which, management believes, is principally attributable to introduction of a uniform portfolio of life insurance products throughout the Company's marketing territory in March 1996 and more effective and increased training of its agency force. Universal life and annuity product charges totaled $11.3 million during the 1997 and 1996 periods. Increases in product charges resulting from growth in the volume of business inforce were offset by decreases in cost of insurance rates ranging from 4% to 12% which took effect March 14, 1996, and a decrease in the amortization of unearned revenues. Property-casualty premiums increased $6.9 million, or 160.7%, due to the increase in Utah Insurance's reinsurance pool participation percentage from 8% to 18%. The impact on premiums of a 11% to 12% rate decrease on workers' compensation insurance in Iowa and Minnesota on January 1, 1997 was offset by modest growth in the volume of business in force. Although the life and property-casualty insurance industries are competitive, the Company has not experienced any unusual pricing pressures in its lines of business or in the states in which it conducts operations.

Net investment income increased $2.4 million, or 4.5%, to $54.8 million for the 1997 period compared to $52.4 million for the 1996 period. The increase resulted principally from a 9.9% increase in average invested assets, excluding invested assets of FBL Ventures of South Dakota, Inc. (FBL Ventures), a venture capital subsidiary, to $2,884 million in the 1997 period from $2,624 million in the 1996 period, partially offset by a six basis point decline in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.75% in the 1997 period from 7.81% in the 1996 period. The increase in average invested assets is attributable to net positive cash flows from operating activities totaling $146.2 million during the 12-month period ended March 31, 1997 and to net positive cash flows from interest sensitive products totaling $13.6 million during the same period. The decline in annualized yield is primarily the result of investing a majority of these positive cash flows and cash from investing activities in securities in which the market interest rates were lower than the average effective yield of the investment portfolio during the 12-month period ended March 31, 1997. Also offsetting the increase in net investment income was a $1.3 million decrease in the net investment income of FBL Ventures to $0.5 million in the 1997 period from $1.8 million in the 1996 period. See "Adjusted Operating Income."

Realized gains (losses) on investments increased $23.9 million to a gain of $21.8 million for the 1997 period compared to a loss of $2.1 million for the 1996 period. The increase resulted primarily from a $24.3 million gain from sales of one equity investment during the 1997 period. In addition, the Company had other realized gains, primarily from the sale of equity securities, that were more than offset by $17.7 million in realized losses resulting from writedowns of investments that became other-than-temporarily impaired during the 1997 period. The writedowns are attributable primarily to two equity securities and are the result of sustained operating losses, rejection of product design by regulatory authorities and various other economic factors that became evident in the 1997 period. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $0.8 million, or 14.1%, to $6.4 million for the 1997 period compared to $5.6 million for the 1996 period due primarily to an increase in the level of investment advisory and management services provided to affiliates and third parties.

A summary of the Company's policy benefits is as follows:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               1997            1996
                                                                             -------          -------
                                                                              (DOLLARS IN THOUSANDS)
Policy benefits:
   Universal life and annuity benefits                                       $30,419          $30,353
   Traditional life insurance and accident and health benefits                14,179           12,096
   Increase in traditional and accident and health future policy benefits      5,521            5,294
   Distributions to participating policyholders                                6,708            6,475
   Property-casualty losses and loss adjustment expenses                       8,902            3,211
                                                                             -------          -------
     Total                                                                   $65,729          $57,429
                                                                             =======          =======

Policy benefits increased $8.3 million, or 14.5%, to $65.7 million for the 1997 period compared to $57.4 million for the 1996 period. Included in this increase is a $0.1 million increase in universal life and annuity benefits consisting of a $0.7 million increase in universal life death benefits in excess of related account balances offset, in part, by a $0.6 million decrease in interest credited to these contracts. The decrease in interest credited is attributable to a decrease in interest crediting rates on these contracts partially offset by a larger volume of business in force. The weighted average crediting rate for the Company's universal life liabilities decreased to 6.37% for the 1997 period from 6.77% for the 1996 period, and the weighted average crediting rate for the Company's annuity liabilities decreased to 6.21% for the 1997 period from 6.78% for the 1996 period. The decrease in interest crediting rates was greater than the decrease (12 basis points) in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due to the Company's initiatives (decreases to interest crediting rates) to increase interest rate spreads and profitability on this business. Traditional life and accident and health benefits increased $2.3 million, or 13.3%, consisting of a $2.2 million increase in death and surrender benefits, a $0.2 million increase in the change in the reserves on these products and a $0.1 million net decrease in other benefits. Distributions to policyholders increased $0.2 million to $6.7 million due to an increase in the amount and age of the participating business in force partially offset by a decrease in the average dividend rate credited to these policies to 6.12% from 6.35%. Losses and loss adjustment expenses incurred on property-casualty policies increased $5.7 million, or 177.2%, to $8.9 million for the 1997 period from $3.2 million for the 1996 period due primarily to the increase in Utah Insurance's reinsurance pool participation percentage, resulting in $5.4 million of additional losses and loss adjustment expenses. In addition, less favorable weather conditions in the 1997 period, namely winter storms in the midwest, caused an increase in property losses. The loss and loss adjustment expense ratio increased in the 1997 period to 79.4% from 74.7% in the 1996 period.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                                 1997            1996
                                                                               -------         -------
                                                                                (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
  Commission expense, net of deferrals                                          $2,172          $2,443
  Amortization of deferred policy acquisition costs                              4,243           2,685
  Other underwriting, acquisition and insurance expenses, net of deferrals      11,916          10,652
                                                                               -------         -------
    Total                                                                      $18,331         $15,780
                                                                               =======         =======


Commission expense decreased $0.2 million, or 11.1%, to $2.2 million for the 1997 period compared to $2.4 million for the 1996 period. This decrease occurred despite a 5.1% increase in direct life insurance premiums collected during the 1997 period. During the 1996 period, first year commissions totaling $0.2 million were charged to expense rather than capitalized due to marginal profits on products no longer sold by the Company. In addition, commissions decreased due to multi-tiered commission structures on certain life insurance products whereby renewal commission rates decline over the life of the underlying policies.

Amortization of deferred policy acquisition costs increased $1.5 million, or 58.0%, to $4.2 million for the 1997 period compared to $2.7 million for the 1996 period principally due to the increase in Utah Insurance's reinsurance pool participation which resulted in $1.4 million of additional amortization during the 1997 period. Amortization attributable to life operations increased $0.1 million.

Other underwriting, acquisition and insurance expenses increased $1.2 million, or 11.9%, to $11.9 million for the 1997 period compared to $10.7 million for the 1996 period. This increase is principally attributable to a $0.8 million increase in property-casualty expenses resulting primarily from the increase in Utah Insurance's reinsurance pool participation. In addition, amortization of value of insurance in force acquired increased $0.5 million in the 1997 period compared to the 1996 period due to the impact of realized gains and losses on investments backing the related policyholder liabilities.

Interest expense was $0.4 million for the 1997 period compared to $0.2 million for the 1996 period due primarily to an increase in the average debt outstanding to $24.6 million for the 1997 period from $12.2 million for the 1996 period.

Other expenses increased $0.6 million, or 14.2%, to $4.5 million for the 1997 period compared to $3.9 million for the 1996 period due principally to an increase in the level of investment advisory, marketing and management services provided to affiliates and third parties.

Pretax income before minority interest in earnings of subsidiaries and equity income increased $23.2 million, or 145.4%, to $39.2 million for the 1997 period compared to $16.0 million for the 1996 period. Essentially all of the pretax income in the 1997 period is attributable to life operations as the property-casualty segment experienced a pretax loss of $0.1 million. In the 1996 period the property-casualty segment experienced pretax income of $0.3 million. The increase in pretax income from life operations is primarily the result of the impact of realized gains on investments.

Income taxes increased $7.4 million, or 130.9%, to $13.1 million for the 1997 period compared to $5.7 million for the 1996 period. The effective tax rate for the 1997 period was 33.6% compared to 35.7% for the 1996 period. The effective tax rate during 1997 was lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income partially offset by state income taxes. During the 1996 period, the effect of tax exempt interest and dividend income was more than offset by the establishment of a $0.4 million deferred tax asset valuation allowance relating to a real estate transaction. The Company's effective tax rate should not, over the long term, be materially different from the effective statutory rate.

Net income applicable to common stock increased $14.4 million, or 132.4%, to $25.3 million for the 1997 period compared to $10.9 million for the 1996 period. The increase was primarily the result of the changes in pretax income and effective tax rate discussed above. Partially offsetting the increase in net income was $1.3 million in dividends paid during the 1997 period to the Company's preferred stockholder as a result of the exchange of five million shares of Class A common stock for five million shares of Series A preferred stock on July 18, 1996.

ADJUSTED OPERATING INCOME

The following table reflects net income adjusted to eliminate certain items which management believes are not indicative of overall operating trends, including net realized gains on investments (less that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains) and net income from a venture capital investment company subsidiary.

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              1997              1996
                                                            -------           -------
                                                             (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Net income applicable to common stock                       $25,303           $10,889
Adjustments:
  Net realized gains on investments                         (13,971)            1,000
  Net income from FBL Ventures                                 (326)           (1,085)
                                                            -------           -------
Adjusted operating income applicable to common stock        $11,006           $10,804
                                                            =======           =======

Adjusted operating income per common share                  $  0.58           $  0.45
                                                            =======           =======

Adjusted operating income per common share income for the three-month period ended March 31, 1997 is estimated to have been $0.59 if the stock repurchases under the Company's stock repurchase plan would have been effective January 1, 1997. See "Stockholders' Equity".

FBL Ventures is a wholly owned investment company subsidiary of Farm Bureau Life which invests in start-up and mezzanine level venture capital investments in various sectors. Operating results of FBL Ventures are recognized in accordance with accounting principles for investment companies and, as such, unrealized and realized gains and losses on investments are included in net investment income. Because of the venture capital nature of the underlying investments, the results of FBL Ventures tend to fluctuate significantly from year to year and need to be evaluated over a much longer period of time. Therefore, the net income attributable to FBL Ventures is not included in adjusted operating income. As of March 31, 1997, FBL Ventures had five venture capital investments with a total carrying value of $7.2 million.

In 1996, the Company began selling the venture capital investments owned by FBL Ventures in an attempt to exit most aspects of the venture capital investment business. It is anticipated the remaining investments held by FBL Ventures will be redeemed, sold to third parties or transferred to Farm Bureau Life during the second quarter of 1997.

PENDING ACCOUNTING CHANGE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128, which is effective for the Company for the first quarter of 1998, establishes standards for computing and presenting earnings per share (EPS). Under the Statement, primary and fully diluted EPS are replaced by basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. If Statement 128 were effective for the first quarter of 1997, basic and diluted net income per common share would have been $1.34 and $1.33, respectively.

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.

Parent company cash flow from operations consists of dividends from subsidiaries, if declared and paid, and fees which it charges the various operating subsidiaries and affiliates for management of their operations, partially offset by the expenses incurred for salaries and other expenses related to providing such services.

During the 1997 period, the Company paid common stock and preferred stock dividends totaling $3.1 million. No dividends were paid during the 1996 period. It is anticipated dividend requirements for the remainder of 1997 will be $0.25 per quarter per preferred share and $0.10 per quarter per common share, or approximately $9.1 million. FBL Financial Group, Inc. relies primarily on dividends from the Life Companies to make any dividend payments to its stockholders. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. For the remainder of 1997, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $5.2 million (after taking into account an anticipated $26.5 million dividend in June 1997 to fund the Company's dividends to stockholders for the second quarter of 1997 and the stock repurchase plan - see "Stockholders' Equity") from Farm Bureau Life and $8.2 million from Western Life. Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet its obligations or its anticipated dividends.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the three-month period ended March 31, 1997, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For property-casualty operations the major sources of cash inflow are premiums and investment income. Major sources of cash outflow are losses and loss adjustment expenses paid and other underwriting expenses. The liquidity position of Utah Insurance continued to be favorable in the three-month period ended March 31, 1997, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations.

For all insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the insurance companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $35.5 million and $57.6 million in the three-month periods ended March 31, 1997 and 1996, respectively. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolios.

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

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $43.9 million as of March 31, 1997. Interest is payable at a current market rate upon issuance. As of March 31, 1997, no line of credit agreement was open and there were no borrowings outstanding.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations. The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of March 31, 1997, the Company had no material commitments for capital expenditures.

INVESTMENTS

The Company's total investment portfolio increased $9.6 million, or 0.3%, to $2,898.7 million at March 31, 1997 compared to $2,889.1 million at December 31, 1996. This increase is primarily the result of positive cash flows from operations offset, in part, by a $36.0 million decrease in unrealized appreciation on fixed maturity securities available for sale.

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

The Company's investment portfolio is summarized in the table below:

                                         MARCH 31, 1997          DECEMBER 31, 1996
                                   -----------------------   -------------------------
                                   CARRYING VALUE  PERCENT   CARRYING VALUE   PERCENT
                                   --------------  -------   --------------   -------
                                                 (DOLLARS IN THOUSANDS)
Fixed maturities:
  Public                            $1,706,346       58.9%     $1,734,849       60.0%
  144A private placement               299,991       10.3         230,446        8.0
  Private placement                    270,564        9.3         303,000       10.5
                                    ----------      -----      ----------      -----
  Total fixed maturities             2,276,901       78.5       2,268,295       78.5
Equity securities                       74,130        2.6          86,991        3.0
Held in inventory (1)                   10,297        0.4          15,899        0.5
Mortgage loans on real estate          300,811       10.4         293,777       10.2
Investment real estate
  Acquired for debt                      1,750        0.1           2,007        0.1
  Investment                            26,331        0.9          26,384        0.9
Policy loans                           119,939        4.0         118,996        4.1
Other long-term investments              8,381        0.3           8,388        0.3
Short-term investments                  80,157        2.8          68,358        2.4
                                    ----------      -----      ----------      -----
     Total investments              $2,898,697      100.0%     $2,889,095      100.0%
                                    ==========      =====      ==========      =====

-----------------

(1) Held in inventory includes equity securities owned by FBL Ventures totaling $7.2 million and $13.8 million at March 31, 1997 and December 31, 1996, respectively.

As of March 31, 1997, 93.4% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 1997, the Company's investment in non-investment grade debt was 6.6% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.4% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                           FIXED MATURITY SECURITIES BY NAIC DESIGNATION


                                                                                          MARCH 31, 1997
                                                                                  ----------------------------
NAIC DESIGNATION                     EQUIVALENT S & P RATINGS (1)                 CARRYING VALUE       PERCENT
----------------    ---------------------------------------------------------     --------------       -------
                                                                                     (DOLLARS IN THOUSANDS)
       1            (AAA, AA, A)                                                  $  1,508,857           66.3%
       2            (BBB)                                                              617,070           27.1
                                                                                  ------------          -----
                    Total  investment grade                                          2,125,927           93.4
       3            (BB)                                                                98,690            4.3
       4            (B)                                                                 49,970            2.2
       5            (CCC, CC, C)                                                           275             -
       6            In or near default                                                   2,039            0.1
                                                                                  ------------          -----
                    Total below investment grade                                       150,974            6.6
                                                                                  ------------          -----
                    Total fixed maturities                                        $  2,276,901          100.0%
                                                                                  ============          =====

----------------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at March 31, 1997:

                                                            HELD FOR INVESTMENT
                                            -----------------------------------------------------
                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED      ESTIMATED
                                              COST         GAINS         LOSSES      MARKET VALUE
                                            ---------    ----------    ----------    ------------
                                                           (DOLLARS IN THOUSANDS)
Bonds:
   United States Government and agencies -
     mortgage-backed securities             $204,325       $5,171       $(1,625)       $207,871
   Industrial and miscellaneous:
     Mortgage-backed securities              474,542        8,099        (9,259)        473,382
     Other                                     5,009          725            (9)          5,725
                                            --------      -------      --------        --------
Total fixed maturities                      $683,876      $13,995      $(10,893)       $686,978
                                            ========      =======      ========        ========



                                                                  AVAILABLE FOR SALE
                                               ---------------------------------------------------------
                                                                GROSS          GROSS
                                                AMORTIZED     UNREALIZED     UNREALIZED      ESTIMATED
                                                  COST          GAINS          LOSSES       MARKET VALUE
                                               ----------     ----------     ----------     ------------
                                                                 (DOLLARS IN THOUSANDS)
Bonds:
  United States Government and agencies:
    Mortgage and asset-backed securities       $   94,633     $    2,870     $   (1,313)     $   96,190
    Other                                         142,535            258         (4,889)        137,904
  State, municipal and other governments           30,088            601           (296)         30,393
  Public utilities                                195,317          3,714         (4,429)        194,602
  Industrial and miscellaneous:
    Mortgage and asset-backed securities          314,381          2,713         (6,599)        310,495
    Other                                         797,504         23,045        (21,281)        799,268
Redeemable preferred stock                         23,327            962           (116)         24,173
                                               ----------     ----------     ----------      ----------
Total fixed maturities                         $1,597,785     $   34,163     $  (38,923)     $1,593,025
                                               ==========     ==========     ==========      ==========

Equity securities                              $   67,039     $   14,070     $   (6,979)     $   74,130
                                               ==========     ==========     ==========      ==========

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at March 31, 1997, by contractual maturity, are shown below.


                                                 HELD FOR INVESTMENT           AVAILABLE FOR SALE
                                             --------------------------    --------------------------
                                             AMORTIZED      ESTIMATED      AMORTIZED      ESTIMATED
                                                COST       MARKET VALUE       COST       MARKET VALUE
                                             ----------    ------------    ----------    ------------
                                                             (DOLLARS IN THOUSANDS)
Due in one year or less                      $     --       $     --       $   40,920     $   40,875
Due after one year through five years              --             --          179,551        182,506
Due after five years through ten years             --             --          292,245        294,276
Due after ten years                               5,009          5,725        652,728        644,510
                                             ----------     ----------     ----------     ----------
                                                  5,009          5,725      1,165,444      1,162,167
Mortgage and asset-backed securities            678,867        681,253        409,014        406,685
Redeemable preferred stocks                        --             --           23,327         24,173
                                             ----------     ----------     ----------     ----------
                                             $  683,876     $  686,978     $1,597,785     $1,593,025
                                             ==========     ==========     ==========     ==========

Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. Management believes these types of investments, in general, provided superior risk-adjusted returns during the three-month period ended March 31, 1997 compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At March 31, 1997, the Company held $624.6 million (21.5% of total investments) in residential mortgage-backed securities, $281.2 million (9.7% of total investments) in commercial mortgage-backed securities and $179.7 million (6.2% of total investments) in other asset-backed securities.

At March 31, 1997, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $563.9 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of March 31, 1997, 76.0% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At March 31, 1997, the Company held $300.8 million or 10.4% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 1997, mortgages more than 60 days delinquent accounted for 0.5% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at March 31, 1997 include: Pacific (25%) which includes California, Oregon and Washington; and Mountain (21%) which includes Arizona, Colorado, Idaho, New Mexico, Utah and Wyoming. Mortgage loans on real estate have also been analyzed by collateral types with office buildings (47%) and retail facilities (32%) representing the largest holdings at March 31, 1997.

The Company's investment portfolio at March 31, 1997, also included $80.2 million of short-term investments and $234.1 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At March 31, 1997, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 9.3 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.8 as of March 31, 1997.

OTHER ASSETS

Deferred policy acquisition costs increased $8.0 million, or 4.8%, due primarily to new sales and an adjustment ($2.7 million increase) related to the valuation of fixed maturity securities designated as available for sale. Assets held in separate accounts increased $11.4 million, or 14.4%, to $90.4 million at March 31, 1997 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products. At March 31, 1997, the Company had total assets of $3,397.7 million, a 0.9% increase from total assets at December 31, 1996.

LIABILITIES

Policy liabilities and accruals increased $17.0 million, or 0.8%, due principally to an increase in the volume of business in force. At March 31, 1997, the Company had total liabilities of $2,756.4 million, a 1.2% increase from total liabilities at December 31, 1996.

STOCKHOLDERS' EQUITY

At March 31, 1997, stockholders' equity was $636.5 million, or $28.45 per common share, compared to $638.5 million, or $28.55 per common share at December 31, 1996. Included in stockholders' equity per common share is $(0.11) and $1.05 at March 31, 1997 and December 31, 1996, respectively, attributable to unrealized investment gains (losses) resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale reduced stockholders' equity $25.4 million during the three-month period ended March 31, 1997, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

On March 18, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,000,000 unregistered shares of the Company's Class A common stock. On April 4, 1997, the Company repurchased 965,370 shares of Class A common stock under this plan at $25.725 per share ($24.8 million), the average of the closing prices over the prior ten days of trading on the New York Stock Exchange. Net income per common share for the three-month period ended March 31, 1997 and stockholders' equity per common share at March 31, 1997 are estimated to have been $1.38 and $29.96, respectively, if the repurchases would have been effective January 1, 1997.

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


Date:    May 7, 1997

                             FBL FINANCIAL GROUP, INC.



                             By /s/ Thomas R. Gibson
                                -----------------------------------------------
                                Chief Executive Officer and Director (Principal Executive Officer)


                             By /s/ James W. Noyce
                                -----------------------------------------------
                                Chief Financial Officer (Principal Financial and Accounting Officer)