Form 10-Q
period 1997-06-30
FBL FINANCIAL GROUP INC
filed 1997-08-12
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________

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



           ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,720,856 shares of Class A common stock and 1,192,990 shares of Class B common stock as of July 31, 1997.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 JUNE 30,    DECEMBER 31,
                                                                   1997         1996
                                                                ----------   ----------
ASSETS
Investments:
     Fixed maturities:
         Held for investment, at amortized cost
           (market: 1997 - $689,193; 1996 - $709,168) .......   $  674,731   $  694,351
         Available for sale, at market (amortized
           cost: 1997 - $1,637,031; 1996 - $1,542,748) ......    1,669,944    1,573,944
     Equity securities, at market (cost: 1997 - $51,952;
           1996 - $74,792) ..................................       60,660       86,991
     Held in inventory, at estimated fair value
           (amortized cost: 1997 - $3,018; 1996 - $10,621) ..        3,289       15,899
     Mortgage loans on real estate ..........................      309,943      293,777
     Investment real estate, less allowances for depreciation
           of $2,328 in 1997 and $1,930 in 1996 .............       27,970       28,391
     Policy loans ...........................................      121,177      118,996
     Other long-term investments ............................        8,369        8,388
     Short-term investments .................................       52,746       68,358
                                                                ----------   ----------
Total investments ...........................................    2,928,829    2,889,095

Cash and cash equivalents ...................................        4,101        3,583
Securities and indebtedness of related parties ..............       35,878       37,213
Accrued investment income ...................................       35,870       33,537
Accounts and notes receivable ...............................        1,896        2,235
Amounts receivable from affiliates ..........................        6,959        4,439
Reinsurance recoverable .....................................       36,567       38,919
Deferred policy acquisition costs ...........................      178,864      166,912
Value of insurance in force acquired ........................       18,269       19,928
Property and equipment, less allowances for depreciation
     of $49,002 in 1997 and $46,824 in 1996 .................       69,490       62,510
Current income taxes recoverable ............................        9,656        4,002
Goodwill, less accumulated amortization of $2,481 in 1997
     and $2,172 in 1996 .....................................        9,417        9,726
Other assets ................................................       17,132       17,050
Assets held in separate accounts ............................      110,073       79,043
                                                                ----------   ----------
        Total assets ........................................   $3,463,001   $3,368,192
                                                                ==========   ==========



                            FBL FINANCIAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)


                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      1997         1996
                                                                                   ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy liabilities and accruals:
    Future policy benefits:
       Universal life and annuity products .....................................   $1,488,583   $1,471,983
       Traditional life insurance and accident and health products .............      697,809      678,674
       Unearned revenue reserve ................................................       23,046       22,215
    Other policy claims and benefits ...........................................        9,737       10,737
    Reserves on property-casualty policies .....................................       43,961       43,189
    Unearned premiums on property-casualty policies ............................       29,836       26,774
                                                                                   ----------   ----------
                                                                                    2,292,972    2,253,572

  Other policyholders' funds:
    Supplementary contracts without life contingencies .........................      131,144      125,581
    Advance premiums and other deposits ........................................       86,228       86,410
    Accrued dividends ..........................................................       12,785       14,243
                                                                                   ----------   ----------
                                                                                      230,157      226,234

  Long-term debt ...............................................................       24,580       24,581
  Amounts payable to affiliates ................................................       10,531       10,910
  Deferred income taxes ........................................................       29,176       40,612
  Other liabilities ............................................................      114,900       89,915
  Liabilities related to separate accounts .....................................      110,073       79,043
                                                                                   ----------   ----------
             Total liabilities .................................................    2,812,389    2,724,867

Commitments and contingencies
Minority interest in subsidiaries:
  Company-obligated mandatorily redeemable preferred stock of subsidiary trust .       97,000         --
  Other ........................................................................        4,803        4,803
Stockholders' equity:
  Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares
     in 1997 and 5,000,000 Series A shares in 1996 .............................        3,000      100,000
  Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 16,720,256 shares in 1997 and 17,666,810 shares
     in 1996 ...................................................................       41,741       43,773
  Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ...................................        7,567        7,567
  Net unrealized investment gains ..............................................       25,991       27,858
  Retained earnings ............................................................      470,510      459,324
                                                                                   ----------   ----------
      Total stockholders' equity ...............................................      548,809      638,522
                                                                                   ----------   ----------
             Total liabilities and stockholders' equity ........................   $3,463,001   $3,368,192
                                                                                   ==========   ==========




                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------  --------------------------
                                                                                1997          1996          1997          1996
                                                                            ------------  ------------  ------------  ------------
Revenues:
     Universal life and annuity product charges ........................... $     11,910  $     11,140  $     23,206  $     22,457
     Traditional life insurance and accident and health premiums ..........       26,853        27,460        49,401        49,243
     Property-casualty premiums ...........................................       11,895         4,629        23,102         8,927
     Net investment income ................................................       56,033        52,208       110,841       104,636
     Realized gains (losses) on investments ...............................        2,116         1,515        23,953          (583)
     Other income .........................................................        6,976         5,988        13,357        11,580
                                                                            ------------  ------------  ------------  ------------
          Total revenues ..................................................      115,783       102,940       243,860       196,260
Benefits and expenses:
     Universal life and annuity benefits ..................................       31,942        29,678        62,361        60,031
     Traditional life insurance and accident and health benefits ..........       15,477        13,924        29,656        26,020
     Increase in traditional and accident and health future policy benefits        8,178        10,065        13,699        15,359
     Distributions to participating policyholders .........................        6,939         6,919        13,647        13,394
     Property-casualty losses and loss adjustment expenses ................        9,650         3,594        18,552         6,805
     Underwriting, acquisition and insurance expenses .....................       17,876        15,399        36,207        31,179
     Interest expense .....................................................          389           146           765           373
     Other expenses .......................................................        4,980         4,633         9,464         8,560
                                                                            ------------  ------------  ------------  ------------
          Total benefits and expenses .....................................       95,431        84,358       184,351       161,721
                                                                            ------------  ------------  ------------  ------------
                                                                                  20,352        18,582        59,509        34,539
Income taxes ..............................................................       (6,515)       (5,798)      (19,653)      (11,487)
Minority interest in earnings of subsidiaries:
     Dividends on company-obligated mandatorily redeemable preferred stock
        of subsidiary trust ...............................................         (404)         --            (404)         --
     Other ................................................................          (88)         --            (177)         (268)
Equity income (loss), net of related income taxes .........................         (507)          791           116         1,680
                                                                            ------------  ------------  ------------  ------------
Net income ................................................................       12,838        13,575        39,391        24,464
Dividends on Series A and B preferred stock ...............................         (846)         --          (2,096)         --
                                                                            ------------  ------------  ------------  ------------
Net income applicable to common stock ..................................... $     11,992  $     13,575  $     37,295  $     24,464
                                                                            ============  ============  ============  ============
Net income per common share ............................................... $       0.66  $       0.57  $       2.00  $       1.03
                                                                            ============  ============  ============  ============
Weighted average common shares outstanding ................................   18,265,088    23,859,800    18,678,299    23,859,800
                                                                            ============  ============  ============  ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        COMMON
                                                                       STOCK AND      NET
                                               CLASS A      CLASS B    ADDITIONAL  UNREALIZED                   TOTAL
                                 PREFERRED      COMMON      COMMON      PAID-IN    INVESTMENT    RETAINED   STOCKHOLDERS'
                                   STOCK        STOCK        STOCK      CAPITAL      GAINS       EARNINGS      EQUITY
                                 ---------    ---------    ---------   ---------    ---------    ---------    ---------
Balance at January 1, 1996 ...   $    --      $    --      $    --     $ 146,481    $  37,807    $ 380,010    $ 564,298
    Recapitalization and
         conversion of common
         stock................        --        139,157        7,324    (146,481)        --           --           --
     Net income for six
          months ended June
          30, 1996............        --           --           --          --           --         24,464       24,464
     Change in net unrealized
          investment
          gains/losses........        --           --           --          --        (27,489)        --        (27,489)
     Adjustment resulting
          from capital
          transaction of
          equity investee.....        --          4,616          243        --           --           --          4,859
                                 ---------    ---------    ---------   ---------    ---------    ---------    ---------
Balance at June 30, 1996 .....   $    --      $ 143,773    $   7,567   $    --      $  10,318    $ 404,474    $ 566,132
                                 =========    =========    =========   =========    =========    =========    =========
Balance at January 1, 1997 ...   $ 100,000    $  43,773    $   7,567   $    --      $  27,858    $ 459,324    $ 638,522
     Net income for  six
          months ended June
          30, 1997............        --           --           --          --           --         39,391       39,391
     Change in net unrealized
          investment
          gains/losses........        --           --           --          --         (1,867)        --         (1,867)
     Purchase of Series A
          preferred stock.....    (100,000)        --           --          --           --           --       (100,000)
     Issuance of Series B
          preferred stock.....       3,000         --           --          --           --           --          3,000
     Purchase of 965,370
          shares of common
          stock...............        --         (2,402)        --          --           --        (22,432)     (24,834)
     Issuance of 18,816
          shares of common
          stock under stock
          option plan,
          including related
          income tax benefit..        --            370         --          --           --           --            370
     Dividends on preferred
          stock...............        --           --           --          --           --         (2,096)      (2,096)
     Dividends on common stock        --           --           --          --           --         (3,677)      (3,677)
                                 ---------    ---------    ---------   ---------    ---------    ---------    ---------
Balance at June 30, 1997 .....   $   3,000    $  41,741    $   7,567   $    --      $  25,991    $ 470,510    $ 548,809
                                 =========    =========    =========   =========    =========    =========    =========



                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                             ---------------------
                                                                                               1997        1996
                                                                                             ---------   ---------
OPERATING ACTIVITIES
Net income ................................................................................  $  39,391   $  24,464
Adjustments to reconcile net income to net cash provided by operating activities:
        Adjustments related to interest sensitive products:
              Interest credited to account balances .......................................     51,360      50,828
              Charges for mortality and administration ....................................    (24,050)    (22,938)
              Deferral of unearned revenues ...............................................      1,149         875
              Amortization of unearned revenue reserve ....................................       (305)       (394)
        Provision for depreciation and amortization .......................................      9,007       8,431
        Net gains and losses related to investments held in inventory .....................     (1,280)     (3,501)
        Realized (gains) losses on investments ............................................    (23,953)        583
        Increase in traditional, accident and health and property-casualty benefit accruals     17,296      34,760
        Policy acquisition costs deferred .................................................    (20,073)    (16,805)
        Amortization of deferred policy acquisition costs .................................      7,924       5,460
        Provision for deferred income taxes ...............................................    (10,430)      3,665
        Other .............................................................................     14,273       4,553
                                                                                             ---------   ---------
Net cash provided by operating activities .................................................     60,309      89,981

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
        Fixed maturities - held for investment ............................................     19,767      20,893
        Fixed maturities - available for sale .............................................    154,748     127,152
        Equity securities .................................................................     81,066      14,938
        Held in inventory .................................................................      7,418       7,003
        Mortgage loans on real estate .....................................................     17,867      11,380
        Investment real estate ............................................................        745       1,389
        Policy loans ......................................................................     14,502      13,311
        Other long-term investments .......................................................         14         428
        Short-term investments - net ......................................................     15,612        --
                                                                                             ---------   ---------
                                                                                               311,739     196,494
Acquisition of investments:
        Fixed maturities - held for investment ............................................        (49)    (53,643)
        Fixed maturities - available for sale .............................................   (248,452)   (198,453)
        Equity securities .................................................................    (29,160)    (20,580)
        Held in inventory .................................................................     (1,313)     (4,900)
        Mortgage loans on real estate .....................................................    (34,622)    (18,450)
        Investment real estate ............................................................       (400)     (1,997)
        Policy loans ......................................................................    (16,683)    (15,280)
        Other long-term investments .......................................................       --            (3)
        Short-term investments - net ......................................................       --        (7,471)
                                                                                             ---------   ---------
                                                                                              (330,679)   (320,777)


                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)



                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                               ----------------------
                                                                                                 1997         1996
                                                                                               ---------    ---------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other distributions from equity investees   $   4,562    $  17,141
Investments in and advances to equity investees ............................................      (3,623)      (5,939)
Net purchases of property and equipment and other ..........................................     (10,972)      (4,627)
                                                                                               ---------    ---------
Net cash used in investing activities ......................................................     (28,973)    (117,708)

FINANCING ACTIVITIES
Receipts from interest sensitive products credited to policyholder account balances ........     124,563      123,905
Return of policyholder account balances on interest sensitive products .....................    (124,443)     (94,423)
Repayments of long-term debt ...............................................................          (1)      (1,487)
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust ..        (404)        --
Other distributions to minority interests ..................................................        (268)        (268)
Purchase of common stock ...................................................................     (24,834)        --
Issuance of common stock under stock option plan ...........................................         329         --
Dividends paid .............................................................................      (5,760)        --
                                                                                               ---------    ---------
Net cash provided by (used in) financing activities ........................................     (30,818)      27,727
                                                                                               ---------    ---------
Increase in cash and cash equivalents ......................................................         518         --
Cash and cash equivalents at beginning of period ...........................................       3,583         --
                                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................................   $   4,101    $    --
                                                                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
       Interest ............................................................................   $     731    $     300
       Income taxes ........................................................................      35,759        5,272



                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K.

2. MINORITY INTEREST AND STOCKHOLDERS' EQUITY

On May 30, 1997, FBL Financial Group Capital Trust (the "Trust"), a consolidated wholly-owned subsidiary of the Company, issued $97.0 million of 5.0% Preferred Securities to the Company's majority stockholder, the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5.0% Preferred Securities and the related purchase by the Company of all of the Trust's common securities, the Company issued to the Trust $100.0 million principal amount of its 5.0% Subordinated Deferrable Interest Notes, due June 30, 2047 (the "Debt Securities"). The sole assets of the Trust are and will be the Debt Securities and any interest accrued thereon. The interest payment dates on the Debt Securities correspond to the distribution dates on the 5.0% Preferred Securities. The 5.0% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Debt Securities. As of June 30, 1997, 97,000 shares of 5.0% Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company.

Concurrent with the issuance of 5.0% Preferred Securities, the Company purchased from the Iowa Farm Bureau Federation, 5,000,000 shares of the Company's Series A preferred stock at its liquidation value of $100.0 million. In addition, the Company issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by the Company, at the option of the Company, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5.0% Preferred Securities were treated as noncash transactions for purposes of the statement of cash flows.

On March 18, 1997, the Company's Board of Directors approved a plan to repurchase up to 1,000,000 unregistered shares of Company's Class A common stock. On April 4, 1997, the Company purchased 965,370 shares of Class A common stock under this plan at $25.725 per share ($24.8 million), the average of the closing prices over the prior ten days of trading on the New York Stock Exchange. The purchase amount was allocated partly to Class A common stock based on the average common stock balance per share on the acquisition date with the remainder allocated to retained earnings.

3. INVESTMENT OPERATIONS

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

Net unrealized investment gains as reported were comprised of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                1997        1996
                                                              --------    --------
                                                             (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity
  securities available for sale ...........................   $ 41,621    $ 43,395
Adjustments for assumed changes in amortization pattern of:
       Deferred policy acquisition costs ..................     (2,218)     (2,021)
       Value of insurance in force acquired ...............        189       1,104
       Unearned revenue reserve ...........................        395         382
Provision for deferred income taxes .......................    (13,996)    (15,002)
                                                              --------    --------
Net unrealized investment gains ...........................   $ 25,991    $ 27,858
                                                              ========    ========


In March 1997, the Company sold equity investments in two affiliates to Farm Bureau Mutual Insurance Company, another affiliate, at their estimated fair value. The Company recorded $9.7 million in realized gains on these sales.

4. CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $43.9 million from the FHLB as of June 30, 1997. The Company had no outstanding debt under this credit arrangement as of June 30, 1997 or December 31, 1996.

5. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 1997, management is not aware of any claims for which a material loss is reasonably possible.

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

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At June 30, 1997, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. The limited partnership has a $5.4 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual Insurance Company.

Assessments are, from time to time, levied on the insurance subsidiaries of the Company by guaranty associations in most states in which the subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Because the Company is not able to reasonably estimate the potential amounts of future assessments, the Company recognizes its obligation for guaranty fund assessments when it receives notice that an amount is payable to a guaranty fund. Expenses incurred for guaranty fund assessments were $0.3 million and $0.4 million during the six months ended June 30, 1997 and 1996, respectively.

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

Property-casualty business written by Utah Insurance is pooled with business written by four property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. Effective January 1, 1997, Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company, two affiliates of the Company, became full participants in the reinsurance pool and Utah Insurance's pool participation percentage decreased from 20% to 18%. Accordingly, the property-casualty results included in the statement of operations for the six months ended June 30, 1996 include that amount applicable to 8% of the reinsurance pool. The property-casualty results included in the statement of operations for the six months ended June 30, 1997 include that amount applicable to 18% of the reinsurance pool, with the exception of development on loss and loss adjustment expense reserves incurred prior to January 1, 1997, of which Utah Insurance's participation remains at the rate in effect when the underlying claims were incurred. In addition, effective January 1, 1997, the reinsurance pool no longer includes reinsurance assumed from reinsurance intermediaries and certain other insurance companies. As a result, beginning January 1, 1997, Utah Insurance has eliminated its exposure to coastal catastrophes.

Utah Insurance's premium volume in 1997 has not been and is not expected to be significantly impacted by the decrease in reinsurance pool participation from 20% to 18% or the elimination of certain reinsurance assumed business from the pool due to the increase in the size of the pool with the addition of Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

A summary of the Company's premiums and product charges is as follows:

                                                      SIX MONTHS ENDED JUNE 30,
                                                         -----------------
                                                          1997      1996
                                                         -------   -------
                                                      (DOLLARS IN THOUSANDS)
Premiums and product charges:
 Universal life and annuity product charges .........    $23,206   $22,457
 Traditional life insurance and accident and
  health premiums ...................................     49,401    49,243
 Property-casualty premiums .........................     23,102     8,927
                                                         -------   -------
    Total ...........................................    $95,709   $80,627
                                                         =======   =======

Premiums and product charges increased $15.1 million, or 18.7%, to $95.7 million for the 1997 period compared to $80.6 million for the 1996 period. Universal life and annuity product charges increased $0.7 million, or 3.3%, due to an increase in the volume and age of business in force, partially offset by decreases in cost of insurance rates ranging from 4% to 12% which took effect March 14, 1996. Traditional life and accident and health insurance premiums increased $0.2 million, or 0.3%, to $49.4 million for the 1997 period. Management believes the sale of traditional life insurance products were relatively flat due to a marketing emphasis placed on the sale of variable universal life insurance products. Premiums collected on variable universal life insurance products increased 26.1% to $16.0 million in the 1997 period from $12.7 million in the 1996 period. Property-casualty premiums increased $14.2 million, or 158.8%, due to the changes in Utah Insurance's reinsurance pool participation. The impact on premiums of an 11% to 12% rate decrease on workers' compensation insurance in Iowa and Minnesota on January 1, 1997 was offset by modest growth in the volume of business in force.

Beginning August 1, 1997, new and renewal premium rates will decrease approximately 5.5%, on average, for private passenger auto business written in Iowa, Minnesota, South Dakota and Utah. Management believes the rate decreases will reduce property-casualty premiums approximately $1.0 million on an annual basis without any corresponding decrease in the amount of policy claims or expenses. Over the long term, management believes the reduction in auto rates will enhance revenue and profitability as the lower rates will attract a broader base of customers and strengthen the Company's ability to sell its other property-casualty and life insurance products.

Net investment income increased $6.2 million, or 5.9%, to $110.8 million for the 1997 period compared to $104.6 million for the 1996 period. The increase resulted principally from a 7.4% increase in average invested assets, excluding invested assets of FBL Ventures of South Dakota, Inc. (FBL Ventures), a venture capital subsidiary, to $2,889.4 million in the 1997 period from $2,689.2 million in the 1996 period, and a six basis point increase in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.73% in the 1997 period from 7.67% in the 1996 period. The increase in average invested assets is attributable to net positive cash flows from operating activities totaling $116.1 million during the 12-month period ended June 30, 1997 and to net gains on investments during the same period. Offsetting the increase in net investment income was a $2.3 million decrease in the net investment income of FBL Ventures to $1.1 million in the 1997 period from $3.4 million in the 1996 period. See "Adjusted Operating Income".

Realized gains (losses) on investments increased $24.6 million to a gain of $24.0 million for the 1997 period compared to a loss of $0.6 million for the 1996 period. The increase resulted primarily from a $24.3 million gain from sales of one equity security during the 1997 period. In addition, the Company had other realized gains, primarily from the sale of equity securities, that were more than offset by $19.4 million in realized losses resulting from writedowns of investments that became other-than-temporarily impaired during the 1997 period. These writedowns are attributable primarily to three equity securities and are the result of sustained operating losses, rejection of product design by regulatory authorities and various other economic factors that became evident in the 1997 period. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $1.8 million, or 15.3%, to $13.4 million for the 1997 period compared to $11.6 million for the 1996 period due primarily to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

A summary of the Company's policy benefits is as follows:

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1997       1996
                                                         --------   --------
                                                        (DOLLARS IN THOUSANDS)
Policy benefits:
  Universal life and annuity benefits .................  $ 62,361   $ 60,031
  Traditional life insurance and accident and
   health benefits ....................................    29,656     26,020
  Increase in traditional and accident and health
   future policy benefits .............................    13,699     15,359
  Distributions to participating policyholders ........    13,647     13,394
  Property-casualty losses and loss adjustment expenses    18,552      6,805
                                                         --------   --------
     Total ............................................  $137,915   $121,609
                                                         ========   ========

Policy benefits increased $16.3 million, or 13.4%, to $137.9 million for the 1997 period compared to $121.6 million for the 1996 period. Included in this increase is a $2.3 million increase in universal life and annuity benefits consisting of a $1.6 million increase in universal life death benefits in excess of related account balances and a $0.7 million increase in interest credited to these contracts. The increase in interest credited is attributable to a larger volume of business in force partially offset by a decrease in interest crediting rates on these contracts. The weighted average crediting rate for the Company's universal life liabilities decreased to 6.28% for the 1997 period from 6.66% for the 1996 period, and the weighted average crediting rate for the Company's annuity liabilities decreased to 6.28% for the 1997 period from 6.55% for the 1996 period. The decrease in interest crediting rates was greater than the decrease (nine basis points) in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due to the Company's initiatives (decreases to interest crediting rates) to increase interest rate spreads and profitability on this business. Traditional life and accident and health benefits increased $2.0 million, or 4.8%, consisting of a $4.1 million increase in death and surrender benefits, a $1.7 million decrease in the change in the reserves on these products and a $0.4 million net decrease in other benefits. Distributions to policyholders increased $0.3 million to $13.6 million due to an increase in the amount and age of the participating business in force partially offset by a decrease in the average dividend rate credited to these policies to 6.19% from 6.36%. Losses and loss adjustment expenses incurred on property-casualty policies increased $11.8 million, or 172.6%, to $18.6 million for the 1997 period from $6.8 million for the 1996 period due to the changes in Utah Insurance's reinsurance pool participation, resulting in $11.3 million of additional losses and loss adjustment expenses. The loss and loss adjustment expense ratio increased in the 1997 period to 80.3% from 76.2% in the 1996 period.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                   SIX MONTHS ENDED JUNE 30,
                                                     --------------------
                                                        1997      1996
                                                      -------   -------
                                                    (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
  Commission expense, net of deferrals ............   $ 4,619   $ 5,015
  Amortization of deferred policy acquisition costs     7,924     5,460
  Other underwriting, acquisition and insurance
    expenses, net of deferrals ....................    23,664    20,704
                                                      -------   -------
       Total ......................................   $36,207   $31,179
                                                      =======   =======

Commission expense decreased $0.4 million, or 7.9%, to $4.6 million for the 1997 period compared to $5.0 million for the 1996 period. This decrease occurred despite a 4.5% increase in direct life insurance premiums collected during the 1997 period. During the 1996 period, first year commissions totaling $0.2 million were charged to expense rather than capitalized due to marginal profits on products no longer sold by the Company. In addition, commissions decreased due to multi-tiered commission structures on certain life insurance products whereby renewal commission rates decline over the life of the underlying policies.

Amortization of deferred policy acquisition costs increased $2.4 million, or 45.1%, to $7.9 million for the 1997 period compared to $5.5 million for the 1996 period due to the increase in Utah Insurance's reinsurance pool participation which resulted in $2.7 million of additional amortization during the 1997 period. Amortization attributable to life operations decreased $0.3 million.

Other underwriting, acquisition and insurance expenses increased $3.0 million, or 14.3%, to $23.7 million for the 1997 period compared to $20.7 million for the 1996 period. This increase is principally attributable to a $1.8 million increase in property-casualty expenses resulting primarily from the change in Utah Insurance's reinsurance pool participation. In addition, amortization of value of insurance in force acquired increased $0.7 million in the 1997 period compared to the 1996 period due to the impact of realized gains and losses on investments backing the related policyholder liabilities.

Interest expense was $0.8 million for the 1997 period compared to $0.4 million for the 1996 period due primarily to an increase in the average debt outstanding to $24.6 million for the 1997 period from $11.8 million for the 1996 period.

Other expenses increased $0.9 million, or 10.6%, to $9.5 million for the 1997 period compared to $8.6 million for the 1996 period due principally to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

Pretax income before minority interest and equity income increased $25.0 million, or 72.3%, to $59.5 million for the 1997 period compared to $34.5 million for the 1996 period. All of the pretax income in the 1997 period is attributable to life operations as the property-casualty segment experienced a pretax loss of $0.2 million. In the 1996 period the property-casualty segment experienced pretax income of $0.5 million. The increase in pretax income from life operations is primarily the result of the impact of realized gains on investments.

Income taxes increased $8.2 million, or 71.1%, to $19.7 million for the 1997 period compared to $11.5 million for the 1996 period. The effective tax rate for the 1997 period was 33.0% compared to 33.3% for the 1996 period. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income partially offset by state income taxes. In addition, during the 1997 period the Company realized a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements.

Equity income (loss), net of related income taxes, decreased $1.6 million, or 93.1%, to $0.1 million during the 1997 period compared to $1.7 million for the 1996 period. Equity income (loss) includes the Company's proportionate share of gains and losses on investments owned by the underlying partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the partnerships and joint ventures.

Net income applicable to common stock increased $12.8 million, or 52.4%, to $37.3 million for the 1997 period compared to $24.5 million for the 1996 period. The increase was primarily the result of the changes in pretax income, the effective tax rate and equity income discussed above. Partially offsetting the increase in net income was $2.1 million in dividends paid during the 1997 period to the Company's preferred stockholder arising from the exchange of five million shares of Class A common stock for five million shares of Series A preferred stock on July 18, 1996. Dividend payments on the parent company's preferred stock will decrease to $37,500 per quarter as a result of the purchase of the Series A preferred stock and issuance of Series B preferred stock on May 30, 1997. This decrease will be offset by an increase in dividends on the company-obligated mandatorily redeemable preferred stock of subsidiary trust. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

A summary of the Company's premiums and product charges is as follows:

                                            THREE MONTHS ENDED JUNE 30,
                                                -----------------
                                                  1997      1996
                                                -------   -------
                                              (DOLLARS IN THOUSANDS)
Premiums and product charges:
  Universal life and annuity product charges    $11,910   $11,140
  Traditional life insurance and accident and
    health premiums .........................    26,853    27,460
  Property-casualty premiums ................    11,895     4,629
                                                -------   -------
       Total ................................   $50,658   $43,229
                                                =======   =======

Premiums and product charges increased $7.5 million, or 17.2%, to $50.7 million for the second quarter of 1997 compared to $43.2 million for the second quarter of 1996. Universal life and annuity product charges increased $0.8 million, or 6.9%, due to an increase in the volume and age of business in force. Traditional life insurance and accident and health premiums decreased $0.6 million, or 2.2%, to $26.9 million for the second quarter of 1997. Management believes the sale of traditional life insurance products was down slightly due to a marketing emphasis placed on the sale of variable life insurance products. Premiums collected on variable universal life insurance products increased 27.6% to $8.8 million in the second quarter of 1997 from $6.9 million in the second quarter of 1996. Property-casualty premiums increased $7.3 million, or 157.0%, due to the changes in Utah Insurance's reinsurance pool participation. The impact on premiums of an 11% to 12% rate decrease on workers' compensation insurance in Iowa and Minnesota on January 1, 1997 was offset by modest growth in the volume of business in force.

Net investment income increased $3.8 million, or 7.3%, to $56.0 million for the second quarter of 1997 compared to $52.2 million for the second quarter of 1996. The increase resulted principally from a 7.5% increase in average invested assets, excluding invested assets of FBL Ventures, to $2,905.1 million in the 1997 quarter from $2,703.3 million in the 1996 quarter and a 14 basis point increase in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.84% in the 1997 quarter from 7.70% in the 1996 quarter. The increase in average invested assets is attributable to net positive cash flows from operating activities totaling $116.1 million during the 12-month period ended June 30, 1997 and to net gains on investments during the same period. The increase in annualized yield is primarily the result of investing a majority of these positive cash flows and cash from investing activities in securities in which the market interest rates were higher than the average effective yield of the investment portfolio during the 12-month period ended June 30, 1997. Offsetting the increase in net investment income was a $1.0 million decrease in the net investment income of FBL Ventures to $0.6 million in the second quarter of 1997 from $1.6 million in the second quarter of 1996. See "Adjusted Operating Income".

Realized gains on investments increased $0.6 million to $2.1 million for the second quarter of 1997 compared to $1.5 million for the second quarter of 1996. Realized gains in the second quarter of 1997 are net of $1.7 million in realized losses resulting from writedowns of two investments that became other-than-temporarily impaired during the 1997 period. The writedowns are the result of sustained operating losses and various other economic factors that became evident in the 1997 period. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $1.0 million, or 16.5%, to $7.0 million for the second quarter of 1997 compared to $6.0 million for the second quarter of 1996 due primarily to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

A summary of the Company's policy benefits is as follows:

                                                     THREE MONTHS ENDED JUNE 30,
                                                          -----------------
                                                           1997       1996
                                                          -------   -------
                                                        (DOLLARS IN THOUSANDS)
Policy benefits:
  Universal life and annuity benefits ..................  $31,942   $29,678
  Traditional life insurance and accident and health
    benefits ...........................................   15,477    13,924
  Increase in traditional and accident and health future
    policy benefits ....................................    8,178    10,065
  Distributions to participating policyholders .........    6,939     6,919
  Property-casualty losses and loss adjustment expenses     9,650     3,594
                                                          -------   -------
        Total ..........................................  $72,186   $64,180
                                                          =======   =======

Policy benefits increased $8.0 million, or 12.5%, to $72.2 million for the second quarter of 1997 compared to $64.2 million for the second quarter of 1996. Included in this increase is a $2.3 million increase in universal life and annuity benefits consisting of a $0.9 million increase in universal life death benefits in excess of related account balances and a $1.4 million increase in interest credited to these contracts. As discussed in the section regarding the six month periods, the increase in interest credited is attributable to a larger volume of business in force partially offset by a decrease in interest crediting rates on these contracts. Traditional life and accident and health benefits decreased $0.3 million, or 1.4%, consisting of a $2.0 million increase in death and surrender benefits, a $1.9 million decrease in the change in the reserves on these products and a $0.4 million net decrease in other benefits. Distributions to policyholders totaled $6.9 million during the second quarter of 1997 and 1996. Increases in dividends attributable to an increase in the amount and age of the participating business in force were offset by a decrease in the average dividend rate credited to these policies to 6.19% from 6.36%. Losses and loss adjustment expenses incurred on property-casualty policies increased $6.1 million, or 168.5%, to $9.7 million for the second quarter of 1997 from $3.6 million for the second quarter of 1996 due primarily to the changes in Utah Insurance's reinsurance pool participation, resulting in $5.9 million of additional losses and loss adjustment expenses. The loss and loss adjustment expense ratio increased in the second quarter of 1997 to 81.1% from 77.6% in the second quarter of 1996.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                  THREE MONTHS ENDED JUNE 30,
                                                      ------------------
                                                        1997      1996
                                                      --------   -------
                                                     (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
  Commission expense, net of deferrals ............   $  2,447   $ 2,572
  Amortization of deferred policy acquisition costs      3,680     2,775
  Other underwriting, acquisition and insurance
    expenses, net of deferrals ....................     11,749    10,052
                                                      --------   -------
       Total ......................................   $ 17,876   $15,399
                                                      ========   =======

Commission expense decreased $0.2 million, or 4.9%, to $2.4 million for the second quarter of 1997 compared to $2.6 million for the second quarter of 1996 despite a 4.0% increase in direct life insurance premiums collected during the 1997 quarter. The decrease is due to multi-tiered commission structures on certain life insurance products whereby renewal commission rates decline over the life of the underlying policies and a decrease in commissions earned by agency managers.

Amortization of deferred policy acquisition costs increased $0.9 million, or 32.6%, to $3.7 million for the second quarter of 1997 compared to $2.8 million for the second quarter of 1996 principally due to the increase in Utah Insurance's reinsurance pool participation which resulted in $1.3 million of additional amortization during the 1997 quarter. Amortization attributable to life operations decreased $0.4 million due primarily to revised estimates as to the timing of the emergence of profits on the underlying life insurance business.

Other underwriting, acquisition and insurance expenses increased $1.6 million, or 16.9%, to $11.7 million for the second quarter of 1997 compared to $10.1 million for the second quarter of 1996. This increase is principally attributable to a $1.0 million increase in property-casualty expenses resulting primarily from the changes in Utah Insurance's reinsurance pool participation. In addition, amortization of value of insurance in force acquired increased $0.3 million in the second quarter of 1997 compared to the second quarter of 1996 due to the impact of realized gains and losses on investments backing the related policyholder liabilities.

Interest expense was $0.4 million for the second quarter of 1997 compared to $0.1 million for the second quarter of 1996 due primarily to an increase in the average debt outstanding to $24.6 million for the 1997 quarter from $11.4 million for the 1996 quarter.

Other expenses increased $0.4 million, or 7.5%, to $5.0 million for the second quarter of 1997 compared to $4.6 million for the second quarter of 1996 due principally to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

Pretax income before minority interest and equity income (loss) increased $1.8 million, or 9.5%, to $20.4 million for the second quarter of 1997 compared to $18.6 million for the second quarter of 1996. All of the pretax income in the 1997 quarter is attributable to life operations as the property-casualty segment experienced a pretax loss of $0.1 million. In the second quarter of 1996 the property-casualty segment experienced pretax income of $0.2 million. The increase in pretax income from life operations is primarily the result of an increased spread on interest sensitive products, increased operations of the noninsurance support subsidiaries and the impact of realized gains on investments.

Income taxes increased $0.7 million, or 12.4%, to $6.5 million for the second quarter of 1997 compared to $5.8 million for the second quarter of 1996. The effective tax rate for the second quarter of 1997 was 32.0% compared to

31.2% for the second quarter of 1996. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income partially offset by state income taxes. In addition, during the 1997 period the Company realized a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements.

Equity income (loss), net of related income taxes, decreased $1.3 million, or 164.1%, to a loss of $0.5 million for the second quarter of 1997 compared to a gain of $0.8 million for the second quarter of 1996. Equity income (loss) includes the Company's proportionate share of gains and losses on investments owned by the underlying partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the partnerships and joint ventures.

Net income applicable to common stock decreased $1.6 million, or 11.7%, to $12.0 million for the second quarter of 1997 compared to $13.6 million for the second quarter of 1996. Contributing to the decrease in net income applicable to common stock was $0.8 million in preferred dividends during the 1997 quarter arising from the exchange of five million shares of Class A common stock for five million shares of Series A preferred stock on July 18, 1996. In the future, dividend payments on the parent company's preferred stock will decrease to $37,500 per quarter as a result of the purchase of the Series A preferred stock and issuance of Series B preferred stock on May 30, 1997. This decrease will be offset by an increase in dividends on the company-obligated mandatorily redeemable preferred stock of subsidiary trust. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements.

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

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                       --------------------         --------------------
                                                         1997        1996             1997        1996
                                                       --------    --------         --------    --------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ..............   $ 11,992    $ 13,575         $ 37,295    $ 24,464
Adjustments:
     Net realized gains on investments .............     (1,374)     (1,098)         (15,345)        (98)
     Net income from FBL Ventures ..................       (397)     (1,145)            (723)     (2,230)
                                                       --------    --------         --------    --------
Adjusted operating income applicable to common stock   $ 10,221    $ 11,332         $ 21,227    $ 22,136
                                                       ========    ========         ========    ========
Adjusted operating income per common share .........   $   0.56    $   0.47         $   1.14    $   0.93
                                                       ========    ========         ========    ========


FBL Ventures was a wholly owned investment company subsidiary of Farm Bureau Life which invested in start-up and mezzanine level venture capital investments in various sectors. Operating results of FBL Ventures were recognized in accordance with accounting principles for investment companies and, as such, unrealized and realized gains and losses on investments were included in net investment income. Because of the venture capital nature of the underlying investments, the results of FBL Ventures tended to fluctuate significantly from year to year and needed to be evaluated over a much longer period of time. Therefore, the net income attributable to FBL Ventures was not included in adjusted operating income.

In 1996, the Company began selling the venture capital investments owned by FBL Ventures in an attempt to exit most aspects of the venture capital investment business. On June 30, 1997, the remaining investments of FBL

Ventures (five venture capital securities with a total carrying value of $7.8 million) were transferred to Farm Bureau Life and FBL Ventures was dissolved. The transfer of investments had no impact on net income.

PENDING ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128, which is effective for the Company for the first quarter of 1998, establishes standards for computing and presenting earnings per share (EPS). Under the Statement, primary and fully diluted EPS are replaced by basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion 15. If Statement 128 were effective, basic and diluted net income per common share would have been $0.67 and $0.66, respectively, for the second quarter of 1997 and $2.03 and $2.00, respectively, for the six months ended June 30, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement 130 establishes standards for reporting comprehensive income and its components which include net income and items currently recorded directly in equity such as unrealized gains and losses on fixed maturity securities available for sale. Statement 131 establishes standards for reporting information about operating segments, products and markets. Both of these statements are effective for interim and annual periods beginning after December 15, 1997. The impact of these statements, which the Company plans to adopt in the first quarter of 1998, is not expected to be material to the Company.

In December 1996, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position (SOP) entitled "Accounting by Insurance and Other Enterprises for Guaranty-Fund and Certain other Insurance-Related Assessments". The provisions of the exposure draft include (1) guidance for determining when an insurance enterprise should recognize a liability for guaranty fund and other assessments, (2) guidance on how to measure the liability and (3) criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. The Company is currently analyzing the impact of this proposed SOP should it be approved. The impact is not expected to be material to the Company.

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consists primarily of dividends from subsidiaries, if declared and paid, and fees which it charges the various subsidiaries and affiliates for management of their operations. Cash outflows are principally for salaries and other expenses related to providing such management services and for interest on holding company debt. In addition, the parent company will on occasion enter into capital transactions such as the acquisition of its common stock.

On May 30, 1997, FBL Financial Group Capital Trust (the "Trust"), a consolidated wholly-owned subsidiary of the Company, issued $97.0 million of 5.0% Preferred Securities to the Company's majority shareholder, the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5.0% Preferred Securities and the related purchase of all of the Trust's common securities, the parent company issued to the Trust $100.0 million principal amount of its 5.0% Subordinated Deferrable Interest Notes, due June 30, 2047 (the "Debt Securities"). Concurrent with the issuance of the Debt Securities, the Company purchased from the Iowa Farm Bureau Federation 5,000,000 shares of the parent company's Series A preferred stock at its liquidation value of $100.0 million. In addition, the parent company issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million.

The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5.0% Preferred Securities were noncash transactions. Except for the maturity of the Debt Securities on June 1, 2047, the parent company's future cash flow requirements were not changed significantly by the aforementioned transactions. See Note 2 to the consolidated financial statements for additional information.

On April 4, 1997, the parent company purchased 965,370 shares of its Class A common stock under a stock repurchase plan for $24.8 million. The shares were purchased from certain Farm Bureau property-casualty insurance companies which had a concentration of their investments in the Company. The concentrations arose principally due to the appreciation of the Company's stock price which caused the investments to exceed statutory or internal guidelines.

During the six months ended June 30,1997, the parent company paid common and preferred stock dividends totaling $5.8 million. No dividends were paid during the corresponding 1996 period. It is anticipated dividend requirements for the remainder of 1997 will be $0.10 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $3.7 million. In addition, interest payments on the Debt Securities are estimated to be $2.5 million for the remainder of 1997. FBL Financial Group, Inc. relies primarily on dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its Debt Securities. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. For the remainder of 1997, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $5.2 million from Farm Bureau Life and $8.2 million from Western Life. Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet its obligations or its anticipated dividends.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the six-month period ended June 30, 1997, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For property-casualty operations, the major sources of cash inflow are premiums and investment income. Major sources of cash outflow are losses and loss adjustment expenses paid and other underwriting expenses. The liquidity position of Utah Insurance continued to be favorable in the six-month period ended June 30, 1997, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations.

For all insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the insurance companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $59.6 million and $90.6 million in the six-month periods ended June 30, 1997 and 1996, respectively. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolios.

Matching the investment portfolio maturities to the cash flow demands of the type of insurance being provided is an important consideration for each type of life insurance. The Life Companies continually monitor benefit and claim statistics to provide projections of future cash requirements. As part of this monitoring process, the Life Companies perform cash flow testing of their assets and liabilities under various scenarios to evaluate the adequacy of reserves. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $43.9 million as of June 30, 1997. Interest is payable at the current market rate on the date of issuance. As of June 30, 1997, no line of credit agreement was open and there were no borrowings outstanding.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations. The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of June 30, 1997, the Company had no material commitments for capital expenditures.

INVESTMENTS

The Company's total investment portfolio increased $39.7 million, or 1.4%, to $2,928.8 million at June 30, 1997 compared to $2,889.1 million at December 31, 1996. This increase is primarily the result of positive cash flows from operations offset, in part, by the acquisition of 965,370 shares of Class A common stock for $24.8 million during the second quarter of 1997.

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

The Company's investment portfolio is summarized in the table below:

                                    JUNE 30, 1997        DECEMBER 31, 1996
                                 --------------------  --------------------
                                 CARRYING               CARRYING
                                   VALUE      PERCENT    VALUE      PERCENT
                                 ----------   -------  ----------   -------
Fixed maturities: ............            (DOLLARS IN THOUSANDS)
     Public ..................   $1,737,109      59.3% $1,734,849      60.0%
     144A private placement ..      335,747      11.5     230,446       8.0
     Private placement .......      271,819       9.3     303,000      10.5
                                 ----------   -------  ----------   -------
     Total fixed maturities ..    2,344,675      80.1   2,268,295      78.5
 Equity securities ...........       60,660       2.1      86,991       3.0
 Held in inventory (1) .......        3,289       0.1      15,899       0.5
 Mortgage loans on real estate      309,943      10.6     293,777      10.2
 Investment real estate:
     Acquired for debt .......        1,656       0.1       2,007       0.1
     Investment ..............       26,314       0.9      26,384       0.9
 Policy loans ................      121,177       4.1     118,996       4.1
 Other long-term investments .        8,369       0.3       8,388       0.3
 Short-term investments ......       52,746       1.7      68,358       2.4
                                 ----------   -------  ----------   -------
            Total investments    $2,928,829     100.0% $2,889,095     100.0%
                                 ==========   =======  ==========   =======


-----------
(1) Held in inventory included equity securities owned by FBL Ventures totaling $13.8 million at December 31, 1996.

As of June 30, 1997, 93.8% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 1997, the Company's investment in non-investment grade debt was 6.2% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION


                                                     JUNE 30, 1997
                                                ------------------------
NAIC DESIGNATION   EQUIVALENT S&P RATINGS (1)   CARRYING VALUE   PERCENT
----------------   -------------------------    --------------   -------
                                                          (DOLLARS IN THOUSANDS)
      1            (AAA, AA, A) ...............   $1,548,882       66.1%
      2            (BBB) ......................      650,847       27.7
                                                  ----------      -----
                   Total investment grade .....    2,199,729       93.8
      3            (BB) .......................      128,942        5.5
      4            (B) ........................       13,691        0.6
      5            (CCC, CC, C) ...............          275         --
      6            In or near default .........        2,038        0.1
                                                  ----------      -----
                   Total below investment grade      144,946        6.2
                                                  ----------      -----
                   Total fixed maturities .....   $2,344,675      100.0%
                                                  ==========      =====

-----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at June 30, 1997:

                                               HELD FOR INVESTMENT
                                    ------------------------------------------
                                                GROSS      GROSS      ESTIMATED
                                    AMORTIZED UNREALIZED UNREALIZED    MARKET
                                      COST      GAINS      LOSSES      VALUE
                                    --------   --------   --------    --------
                                             (DOLLARS IN THOUSANDS)
Bonds:
       Corporate securities .....      5,008        823         (8)      5,823
       Mortgage-backed securities    669,723     19,302     (5,655)    683,370
                                    --------   --------   --------    --------
Total fixed maturities ..........   $674,731   $ 20,125   $ (5,663)   $689,193
                                    ========   ========   ========    ========



                                                             AVAILABLE FOR SALE
                                           --------------------------------------------------
                                                          GROSS        GROSS        ESTIMATED
                                           AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                             COST         GAINS        LOSSES        VALUE
                                           ----------   ----------   ----------    ----------
                                                         (DOLLARS IN THOUSANDS)
Bonds:
  United States Government and agencies    $  130,192   $      416   $   (2,557)   $  128,051
  State, municipal and other governments       44,196        1,251         (103)       45,344
  Public utilities .....................      190,854        5,333       (1,930)      194,257
  Corporate securities .................      838,943       32,490      (11,553)      859,880
  Mortgage and asset-backed securities .      408,619        9,754       (2,486)      415,887
Redeemable preferred stock .............       24,227        2,304           (6)       26,525
                                           ----------   ----------   ----------    ----------
Total fixed maturities .................   $1,637,031   $   51,548   $  (18,635)   $1,669,944
                                           ==========   ==========   ==========    ==========
Equity securities ......................   $   51,952   $   15,753   $   (7,045)   $   60,660
                                           ==========   ==========   ==========    ==========


The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at June 30, 1997, by contractual maturity, are shown below.


                                           HELD FOR INVESTMENT       AVAILABLE FOR SALE
                                         ----------------------    ----------------------
                                                       ESTIMATED                 ESTIMATED
                                          AMORTIZED     MARKET      AMORTIZED     MARKET
                                            COST        VALUE         COST        VALUE
                                         ----------   ----------   ----------   ----------
                                                      (DOLLARS IN THOUSANDS)
Due in one year or less ..............   $     --     $     --     $   31,144   $   31,186
Due after one year through five years          --           --        187,163      191,609
Due after five years through ten years         --           --        320,594      329,487
Due after ten years ..................        5,008        5,823      665,284      675,250
                                         ----------   ----------   ----------   ----------
                                              5,008        5,823    1,204,185    1,227,532
Mortgage and asset-backed securities .      669,723      683,370      408,619      415,887
Redeemable preferred stocks ..........         --           --         24,227       26,525
                                         ----------   ----------   ----------   ----------
                                         $  674,731   $  689,193   $1,637,031   $1,669,944
                                         ==========   ==========   ==========   ==========



Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. These securities were purchased at a time when, management believes, these types of investments provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At June 30,

1997, the Company held $621.0 million (21.2% of total investments) in residential mortgage-backed securities, $277.7 million (9.5% of total investments) in commercial mortgage-backed securities and $186.9 million (6.4% of total investments) in other asset-backed securities.

At June 30, 1997, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $566.3 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (e.g., the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of June 30, 1997, 73.3% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations which it believes subjects the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At June 30, 1997, the Company held $309.9 million or 10.6% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 1997, mortgages more than 60 days delinquent accounted for 0.2% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at June 30, 1997 include: Pacific (24%) which includes California, Oregon and Washington; and Mountain (20%) which includes Arizona, Colorado, Idaho, New Mexico, Utah and Wyoming. Mortgage loans on real estate have also been analyzed by collateral types with office buildings (49%) and retail facilities (31%) representing the largest holdings at June 30, 1997.

The Company's investment portfolio at June 30, 1997, also included $52.7 million of short-term investments and $234.3 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At June 30, 1997, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 9.2 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.9 as of June 30, 1997.

OTHER ASSETS

Deferred policy acquisition costs increased $12.0 million, or 7.2%, due principally to the capitalization of costs incurred with new sales. Assets held in separate accounts increased $31.0 million, or 39.3%, to $110.1 million at June 30, 1997 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products. At June 30, 1997, the Company had total assets of $3,463.0 million, a 2.8% increase from total assets at December 31, 1996.

LIABILITIES AND MINORITY INTEREST

Policy liabilities and accruals increased $39.4 million, or 1.7%, due primarily to an increase in the volume of business in force. At June 30, 1997, the Company had total liabilities of $2,812.4 million, a 3.2% increase from total liabilities at December 31, 1996. Minority interest in subsidiaries increased $97.0 million to $101.8 million at June 30, 1997, as a result of the issuance of 5.0% Preferred Securities during May 1997. See "Liquidity and Capital Resources
- FBL Financial Group, Inc." and Note 2 to the consolidated financial statements for more information regarding this transaction.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $89.7 million, or 14.1%, to $548.8 million at June 30, 1997 compared to $638.5 million at December 31, 1996. This decrease is principally attributable to a $97 million decrease in preferred stock. On May 30, 1997, the Company purchased $100.0 million of Series A preferred stock from and issued $3.0 million of Series B preferred stock to the Iowa Farm Bureau Federation. In addition, on April 4, 1997, the Company purchased 965,370 shares of its Class A common stock under a stock repurchase plan for $24.8 million. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements for more information regarding these transactions.

At June 30, 1997, common stockholders' equity was $545.8 million, or $30.47 per share, compared to $538.5 million, or $28.55 per share at December 31, 1996. Included in stockholders' equity per common share is $1.14 and $1.05 at June 30, 1997 and December 31, 1996, respectively, attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale reduced stockholders' equity $1.9 million during the six-month period ended June 30, 1997, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Company's annual shareholders meeting was held on May 21, 1997.

(b) and (c) (i)   Election of the following Class A directors to the Company's
                  Board of Directors:

                                             FOR        AGAINST OR WITHHELD
                                        -------------   -------------------
  Jerry L. Chicoine...........             21,543,141          348,350
  John W. Creer...............             21,542,886          348,605
  John E. Walker..............             21,543,141          348,350

         (ii) Election of the following Class B directors to the Company's Board of Directors:

                                             FOR        AGAINST OR WITHHELD
                                        -------------   -------------------
  Kenneth R. Ashby............              1,192,990             --
  Al Christopherson...........              1,192,990             --
  Kenny J. Evans..............              1,192,990             --
  V. Thomas Geary.............              1,192,990             --
  Thomas R. Gibson............              1,192,990             --
  Gary Hall...................              1,192,990             --
  Richard D. Harris...........              1,192,990             --
  Karen J. Henry..............              1,192,990             --
  Richard Kjerstad............              1,192,990             --
  David L. McClure............              1,192,990             --
  H. Eldon Merklin............              1,192,990             --
  Roger Bill Mitchell.........              1,192,990             --
  Stephen M. Morain...........              1,192,990             --
  Bryce P. Neidig.............              1,192,990             --
  Howard D. Poulson...........              1,192,990             --
  Howard G. Schmid............              1,192,990             --
  John J. Van Sweden..........              1,192,990             --
  Edward M. Wiederstein.......              1,192,990             --

         (iii) Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 1997. Shareholders cast 23,052,883 votes for and 26,743 votes against the appointment of Ernst & Young LLP. There were 4,855 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11  Computation of Earnings Per Share
         27  Financial Data Schedule

(b) The following report on Form 8-K was filed during the quarter ended June 30, 1997:

         (i) Report on Form 8-K filed on June 6, 1997 regarding the (1) issuance of $97.0 million of trust preferred securities, (2) issuance of $3.0 million of Series B preferred stock and (3) purchase of $100.0 million of Series A preferred stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 11, 1997

                                            FBL FINANCIAL GROUP, INC.

                                            By  /s/ Thomas R. Gibson
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                            By  /s/ James W. Noyce
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)