Form 10-Q
period 1997-09-30
FBL FINANCIAL GROUP INC
filed 1997-11-13
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______________to_______________

                         Commission File Number: 1-11917

                            FBL Financial Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1411715
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

5400 University Avenue, West Des Moines, Iowa                         50266-5997
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,744,692 shares of Class A common stock and 1,192,990 shares of Class B common stock as of October 31, 1997.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       1997            1996
                                                                                   ------------    ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 1997 - $683,388; 1996 -
        $709,168) ...........................................................      $    660,843    $    694,351
     Available for sale, at market (amortized cost: 1997 - $1,651,622; 1996 -
        $1,542,748) .........................................................         1,716,695       1,573,944
   Equity securities, at market (cost: 1997 - $50,605; 1996 - $74,792) ......            61,877          86,991
   Held in inventory, at estimated fair value (amortized cost: 1997 - $3,019;
     1996 - $10,621) ........................................................             3,349          15,899
   Mortgage loans on real estate ............................................           301,656         293,777
   Investment real estate, less allowances for depreciation of $2,461 in 1997
     and $1,930 in 1996 .....................................................            37,454          28,391
   Policy loans .............................................................           121,481         118,996
   Other long-term investments ..............................................             8,356           8,388
   Short-term investments ...................................................           107,482          68,358
                                                                                   ------------    ------------
Total investments ...........................................................         3,019,193       2,889,095

Cash and cash equivalents ...................................................             2,692           3,583
Securities and indebtedness of related parties ..............................            35,725          37,213
Accrued investment income ...................................................            36,433          33,537
Accounts and notes receivable ...............................................             1,602           2,235
Amounts receivable from affiliates ..........................................             6,719           4,439
Reinsurance recoverable .....................................................            39,023          38,919
Deferred policy acquisition costs ...........................................           180,647         166,912
Value of insurance in force acquired ........................................            16,607          19,928
Property and equipment, less allowances for depreciation of $46,345 in 1997
   and $46,824 in 1996 ......................................................            61,775          62,510
Current income taxes recoverable ............................................             5,033           4,002
Goodwill, less accumulated amortization of $2,637 in 1997 and $2,172 in
   1996 .....................................................................             9,261           9,726
Other assets ................................................................            17,415          17,050
Assets held in separate accounts ............................................           123,614          79,043



                                                                                   ------------    ------------
        Total assets ........................................................      $  3,555,739    $  3,368,192
                                                                                   ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                      1997           1996
                                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Universal life and annuity products ...............................      $  1,499,970    $  1,471,983
        Traditional life insurance and accident and health products .......           704,940         678,674
        Unearned revenue reserve ..........................................            23,229          22,215
     Other policy claims and benefits .....................................             8,966          10,737
     Reserves on property-casualty policies ...............................            46,929          43,189
     Unearned premiums on property-casualty policies ......................            30,167          26,774
                                                                                 ------------    ------------
                                                                                    2,314,201       2,253,572

   Other policyholders' funds:
     Supplementary contracts without life contingencies ...................           135,110         125,581
     Advance premiums and other deposits ..................................            85,487          86,410
     Accrued dividends ....................................................            12,356          14,243
                                                                                 ------------    ------------
                                                                                      232,953         226,234

   Long-term debt .........................................................            24,578          24,581
   Amounts payable to affiliates ..........................................            10,173          10,910
   Deferred income taxes ..................................................            39,153          40,612
   Other liabilities ......................................................           121,409          89,915
   Liabilities related to separate accounts ...............................           123,614          79,043
                                                                                 ------------    ------------
        Total liabilities .................................................         2,866,081       2,724,867

Commitments and contingencies
Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock of subsidiary
     trust ................................................................            97,000            --
   Other ..................................................................             4,503           4,803
Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares in
     1997 and 5,000,000 Series A shares in 1996 ...........................             3,000         100,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 16,744,692 shares in 1997 and 17,666,810 shares
     in  1996 .............................................................            42,273          43,773
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ..............................             7,567           7,567
   Net unrealized investment gains ........................................            46,511          27,858
   Retained earnings ......................................................           488,804         459,324
                                                                                 ------------    ------------
     Total stockholders' equity ...........................................           588,155         638,522
                                                                                 ------------    ------------
        Total liabilities and stockholders' equity ........................      $  3,555,739    $  3,368,192
                                                                                 ============    ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------     -------------------------------
                                                            1997              1996              1997              1996
                                                       -------------     -------------     -------------     -------------
Revenues:
   Universal life and annuity product charges .....    $      12,362     $      10,661     $      35,568     $      33,118
   Traditional life insurance and accident and
     health premiums ..............................           22,044            22,437            71,445            71,680
   Property-casualty premiums .....................           13,437            12,949            36,539            21,876
   Net investment income ..........................           56,220            50,706           167,061           155,342
   Realized gains on investments ..................           10,533            16,529            34,486            15,946
   Other income ...................................            7,072             6,522            20,429            18,102
                                                       -------------     -------------     -------------     -------------
     Total revenues ...............................          121,668           119,804           365,528           316,064
Benefits and expenses:
   Universal life and annuity benefits ............           30,424            29,534            92,785            89,565
   Traditional life insurance and accident and
     health benefits ..............................           11,923            15,167            41,579            41,187
   Increase in traditional and accident and health
     future policy benefits .......................            6,076             5,715            19,775            21,074
   Distributions to participating policyholders ...            5,751             6,052            19,398            19,446
   Property-casualty losses and loss adjustment
     expenses .....................................           11,758            12,440            30,310            19,245
   Underwriting, acquisition and insurance expenses           18,862            17,787            55,069            48,966
   Interest expense ...............................              357               200             1,122               573
   Other expenses .................................            4,767             4,464            14,231            13,024
                                                       -------------     -------------     -------------     -------------
     Total benefits and expenses ..................           89,918            91,359           274,269           253,080
                                                       -------------     -------------     -------------     -------------
                                                              31,750            28,445            91,259            62,984
Income taxes ......................................          (11,086)           (8,692)          (30,739)          (20,179)
Minority interest in earnings of subsidiaries:
   Dividends on company-obligated mandatorily
     redeemable preferred stock of subsidiary trust           (1,213)             --              (1,617)             --
   Other ..........................................              (89)             (180)             (266)             (448)
Equity income, net of related income taxes ........              762               913               878             2,593
                                                       -------------     -------------     -------------     -------------
Net income ........................................           20,124            20,486            59,515            44,950
Dividends on Series A and B preferred stock .......              (37)           (1,000)           (2,133)           (1,000)
                                                       -------------     -------------     -------------     -------------
Net income applicable to common stock .............    $      20,087     $      19,486     $      57,382     $      43,950
                                                       =============     =============     =============     =============


Net income per common share .......................    $        1.10     $        0.98     $        3.10     $        1.95
                                                       =============     =============     =============     =============
Weighted average common shares outstanding ........       18,270,168        19,816,593        18,527,971        22,512,468
                                                       =============     =============     =============     =============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             COMMON
                                                                             STOCK AND      NET
                                                       CLASS A    CLASS B   ADDITIONAL   UNREALIZED                  TOTAL
                                         PREFERRED     COMMON      COMMON     PAID-IN    INVESTMENT   RETAINED    STOCKHOLDERS'
                                           STOCK        STOCK      STOCK      CAPITAL       GAINS     EARNINGS       EQUITY
                                         ---------    ---------    ------    ---------    --------    ---------    ---------
Balance at January 1, 1996 ...........   $    --      $    --      $ --      $ 146,481    $ 37,807    $ 380,010    $ 564,298
  Recapitalization and conversion
    of common stock ..................        --        139,157     7,324     (146,481)       --           --           --
  Exchange of common stock for
    preferred stock ..................     100,000     (100,000)     --           --          --           --           --
   Net income for nine months
     ended September 30, 1996 ........        --           --        --           --          --         44,950       44,950
   Change in net unrealized
     investment gains/losses .........        --           --        --           --        (8,300)        --         (8,300)
   Adjustment resulting from
     capital transaction of equity
     investee ........................        --          4,616       243         --          --           --          4,859
   Dividends on preferred stock ......        --           --        --           --          --         (1,000)      (1,000)
                                         ---------    ---------    ------    ---------    --------    ---------    ---------
Balance at September 30, 1996 ........   $ 100,000    $  43,773    $7,567    $    --      $ 29,507    $ 423,960    $ 604,807
                                         =========    =========    ======    =========    ========    =========    =========

Balance at January 1, 1997 ...........   $ 100,000    $  43,773    $7,567    $    --      $ 27,858    $ 459,324    $ 638,522
   Net income for nine
     months ended September 30, 1997 .        --           --        --           --          --         59,515       59,515
   Change in net unrealized
     investment gains/losses .........        --           --        --           --        18,653         --         18,653
   Purchase of Series A preferred
     stock ...........................    (100,000)        --        --           --          --           --       (100,000)
   Issuance of Series B preferred
     stock ...........................       3,000         --        --           --          --           --          3,000
   Purchase of 965,370 shares of
     common stock ....................        --         (2,402)     --           --          --        (22,432)     (24,834)
   Issuance of 43,252 shares of
     common stock under stock
     option plan, including
     related income tax benefit ......        --            902      --           --          --           --            902
   Dividends on preferred stock ......        --           --        --           --          --         (2,133)      (2,133)
   Dividends on common stock .........        --           --        --           --          --         (5,470)      (5,470)
                                         ---------    ---------    ------    ---------    --------    ---------    ---------
Balance at September 30, 1997 ........   $   3,000    $  42,273    $7,567    $    --      $ 46,511    $ 488,804    $ 588,155
                                         =========    =========    ======    =========    ========    =========    =========

                                               See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                             1997          1996
                                                                          ---------     ---------
OPERATING ACTIVITIES
Net income ...........................................................    $  59,515     $  44,950
Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances .........................       76,674        76,210
       Charges for mortality and administration ......................      (36,099)      (33,799)
       Deferral of unearned revenues .................................        1,782         1,342
       Amortization of unearned revenue reserve ......................         (563)         (661)
    Provision for depreciation and amortization ......................       13,614        11,278
    Net gains and losses related to investments held in inventory ....       (1,038)       (1,647)
    Realized gains on investments ....................................      (34,486)      (15,946)
    Increase in traditional, accident and health and property-casualty
       benefit accruals ..............................................       27,437        45,823
    Policy acquisition costs deferred ................................      (29,335)      (26,266)
    Amortization of deferred policy acquisition costs ................       13,098        10,577
    Provision for deferred income taxes ..............................      (11,529)          534
    Other ............................................................       20,732        13,464
                                                                          ---------     ---------
Net cash provided by operating activities ............................       99,802       125,859

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment ...........................       33,819        31,496
    Fixed maturities - available for sale ............................      227,736       199,942
    Equity securities ................................................       98,489        47,785
    Held in inventory ................................................          230        14,533
    Mortgage loans on real estate ....................................       33,070        16,351
    Investment real estate ...........................................          832         5,075
    Policy loans .....................................................       21,416        19,828
    Other long-term investments ......................................           27           712
                                                                          ---------     ---------
                                                                            415,619       335,722
Acquisition of investments:
    Fixed maturities - held for investment ...........................          (74)      (53,667)
    Fixed maturities - available for sale ............................     (334,800)     (322,260)
    Equity securities ................................................      (30,350)      (25,186)
    Held in inventory ................................................       (1,615)       (5,246)
    Mortgage loans on real estate ....................................      (41,672)      (36,861)
    Investment real estate ...........................................       (6,902)       (3,932)
    Policy loans .....................................................      (23,901)      (22,346)
    Other long-term investments ......................................         --              (3)
    Short-term investments - net .....................................      (39,124)      (32,994)
                                                                          ---------     ---------
                                                                           (478,438)     (502,495)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                   1997          1996
                                                                               ----------     ----------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other distributions from
    equity investees ......................................................    $    8,994     $   20,156
Investments in and advances to equity investees ...........................        (6,241)        (8,208)
Net purchases of property and equipment and other .........................        (8,872)        (7,168)
                                                                               ----------     ----------
Net cash used in investing activities .....................................       (68,938)      (161,993)

FINANCING ACTIVITIES
Receipts from interest sensitive products credited to policyholder account
    balances ..............................................................       175,578        170,985
Return of policyholder account balances on interest sensitive products ....      (173,371)      (140,460)
Proceeds from long-term debt ..............................................          --           14,000
Repayments of long-term debt ..............................................            (3)        (2,480)
Dividends on company-obligated mandatorily redeemable preferred stock of ..
    subsidiary trust ......................................................        (1,617)          --
Other distributions to minority interests .................................          (663)          (348)
Purchase of common stock ..................................................       (24,834)          --
Issuance of common stock under stock option plan ..........................           758           --
Dividends paid ............................................................        (7,603)        (1,000)
                                                                               ----------     ----------
Net cash provided by (used in) financing activities .......................       (31,755)        40,697
                                                                               ----------     ----------
Increase in cash and cash equivalents .....................................          (891)         4,563
Cash and cash equivalents at beginning of period ..........................         3,583           --
                                                                               ----------     ----------
Cash and cash equivalents at end of period ................................    $    2,692     $    4,563
                                                                               ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest ..............................................................    $    1,115     $      439
    Income taxes ..........................................................        43,634          7,521


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K.

2.       MINORITY INTEREST AND STOCKHOLDERS' EQUITY

On May 30, 1997, FBL Financial Group Capital Trust (the "Trust"), a consolidated wholly-owned subsidiary of the Company, issued $97.0 million of 5.0% Preferred Securities to the Company's majority stockholder, the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5.0% Preferred Securities and the related purchase by the Company of all of the Trust's common securities, the Company issued to the Trust $100.0 million principal amount of its 5.0% Subordinated Deferrable Interest Notes, due June 30, 2047 (the "Notes"). The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5.0% Preferred Securities. The 5.0% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of September 30, 1997, 97,000 shares of 5.0% Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company.

Concurrent with the issuance of the 5.0% Preferred Securities, the Company purchased from the Iowa Farm Bureau Federation 5,000,000 shares of the Company's Series A preferred stock at its liquidation value of $100.0 million. In addition, the Company issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by the Company, at the option of the Company, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

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

Net unrealized investment gains as reported were comprised of the following:

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                1997           1996
                                                                             ----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available
    for sale ............................................................    $   76,345     $   43,395
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ...................................        (4,523)        (2,021)
    Value of insurance in force acquired ................................          (826)         1,104
    Unearned revenue reserve ............................................           587            382
Provision for deferred income taxes .....................................       (25,072)       (15,002)
                                                                             ----------     ----------
Net unrealized investment gains .........................................    $   46,511     $   27,858
                                                                             ==========     ==========

In March 1997, the Company sold equity investments in two affiliates to Farm Bureau Mutual Insurance Company, another affiliate, at their estimated fair value. The Company recorded $9.7 million in realized gains on these sales.

4.        CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $43.9 million from the FHLB as of September 30, 1997. The Company had no outstanding debt under this credit arrangement as of September 30, 1997 or December 31, 1996.

5.        COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 1997, management is not aware of any claims for which a material loss is reasonably possible.

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

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At September 30, 1997, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. The limited partnership has a $5.4 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual Insurance Company.

From time to time assessments are levied on the insurance subsidiaries of the Company by guaranty associations in most states in which the subsidiaries are licensed, to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The Company recognizes its obligation for guaranty fund assessments when it receives notice that an amount is payable to a guaranty fund. Expenses incurred for guaranty fund assessments were $0.3 million and $0.5 million during the nine months ended September 30, 1997 and 1996, respectively.

In August 1997, the Financial Accounting Standards Board (FASB) issued a Statement of Position (SOP) entitled "Accounting by Insurance and Other Enterprises for Guaranty-Fund and Certain other Insurance-Related Assessments". The provisions of the SOP include (1) guidance for determining when an insurance enterprise should recognize a liability for guaranty fund and other assessments,
(2) guidance on how to measure the liability and (3) criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. While the SOP is effective for years beginning after December 15, 1997, earlier application is permitted by the FASB. The Company is currently analyzing the impact of this SOP and anticipates adopting its provisions during the first quarter of 1998. The impact of adoption is not expected to be material to the Company.

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

Property-casualty business written by Utah Insurance is currently pooled with business written by four property-casualty affiliates. Through December 31, 1995, Utah Insurance's participation in the reinsurance pool (which only included three companies at the time) was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. Effective January 1, 1997, Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company, two affiliates of the Company, became full participants in the reinsurance pool and Utah Insurance's pool participation percentage decreased from 20% to 18%. Accordingly, the property-casualty results included in the statement of operations include that amount applicable to 8% of the reinsurance pool for the six months ended June 30, 1996, 20% of the reinsurance pool for the three month period ended September 30, 1996 and 18% of the reinsurance pool for the nine month period ended September 30, 1997. Participation in the development on loss and loss adjustment expense reserves during the periods remain at the rate in effect when the underlying claims were incurred. In addition, effective January 1, 1997, the reinsurance pool no longer includes reinsurance assumed from reinsurance intermediaries and certain other insurance companies. As a result, beginning January 1, 1997, Utah Insurance has eliminated its exposure to coastal catastrophes.

Utah Insurance's premium volume in 1997 has not been and is not expected to be significantly impacted by the decrease in reinsurance pool participation from 20% to 18% or the elimination of certain reinsurance assumed business from the pool due to the increase in the size of the pool with the addition of Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

A summary of the Company's premiums and product charges is as follows:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                     1997          1996
                                                                  ----------    ----------
                                                                    (DOLLARS IN THOUSANDS)
Premiums and product charges:
   Universal life and annuity product charges ................    $   35,568    $   33,118
   Traditional life insurance and accident and health premiums        71,445        71,680
   Property-casualty premiums ................................        36,539        21,876
                                                                  ----------    ----------
      Total ..................................................    $  143,552    $  126,674
                                                                  ==========    ==========

Premiums and product charges increased $16.9 million, or 13.3%, to $143.6 million for the 1997 period compared to $126.7 million for the 1996 period. Universal life and annuity product charges increased $2.5 million, or 7.4%, due to an increase in the volume and age of business in force, partially offset by decreases in cost of insurance rates ranging from 4% to 12% which took effect March 14, 1996. Traditional life and accident and health insurance premiums decreased $0.2 million, or 0.3%, to $71.4 million for the 1997 period. Management believes the sale of traditional life insurance products decreased due to a marketing emphasis placed on the sale of variable universal life insurance products. Premiums collected on variable universal life insurance products increased 22.7% to $23.7 million in the 1997 period from $19.3 million in the 1996 period. Property-casualty premiums increased $14.7 million, or 67.0%, due to the changes in Utah Insurance's reinsurance pool participation. The impact on premiums of rate decreases on private passenger auto and workers' compensation insurance was offset by modest growth in the volume of business in force.

Net investment income increased $11.8 million, or 7.5%, to $167.1 million for the 1997 period compared to $155.3 million for the 1996 period. The increase resulted principally from a 6.8% increase in average invested assets, excluding invested assets of FBL Ventures of South Dakota, Inc. (FBL Ventures), a venture capital subsidiary, to $2,908.5 million in the 1997 period from $2,723.6 million in the 1996 period, and a seven basis point increase in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.67% in the 1997 period from 7.60% in the 1996 period. The increase in average invested assets is attributable to net positive cash flows from operating activities totaling $119.8 million during the 12-month period ended September 30, 1997 and to net gains on investments during the same period. Offsetting the increase in net investment income was a $0.4 million decrease in the net investment income of FBL Ventures to $1.1 million in the 1997 period from $1.5 million in the 1996 period. See "Adjusted Operating Income".

Realized gains on investments increased $18.6 million to $34.5 million for the 1997 period compared to $15.9 million for the 1996 period. The 1997 and 1996 gains resulted primarily from sales of equity securities. Realized gains during the 1997 period were partially offset by $19.4 million in realized losses resulting from writedowns of investments that became other-than-temporarily impaired during the 1997 period. These writedowns are attributable primarily to three equity securities and are the result of sustained operating losses, rejection of product design by regulatory authorities and various other economic factors that became evident in the 1997 period. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $2.3 million, or 12.9%, to $20.4 million for the 1997 period compared to $18.1 million for the 1996 period due primarily to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

A summary of the Company's policy benefits is as follows:

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                                 1997         1996
                                                                              ---------    ---------
                                                                               (DOLLARS IN THOUSANDS)
Policy benefits:
    Universal life and annuity benefits ..................................    $  92,785    $  89,565
    Traditional life insurance and accident and health benefits ..........       41,579       41,187
    Increase in traditional and accident and health future policy benefits       19,775       21,074
    Distributions to participating policyholders .........................       19,398       19,446
    Property-casualty losses and loss adjustment expenses ................       30,310       19,245
                                                                              ---------    ---------
       Total .............................................................    $ 203,847    $ 190,517
                                                                              =========    =========

Policy benefits increased $13.3 million, or 7.0%, to $203.8 million for the 1997 period compared to $190.5 million for the 1996 period. Included in this increase is a $3.2 million increase in universal life and annuity benefits consisting of a $2.4 million increase in universal life death benefits in excess of related account balances and a $0.8 million increase in interest credited to these contracts. The increase in interest credited is attributable to a larger volume of business in force partially offset by a decrease in interest crediting rates on these contracts. The weighted average crediting rate for the Company's universal life liabilities decreased to 6.22% for the 1997 period from 6.59% for the 1996 period, and the weighted average crediting rate for the Company's annuity liabilities decreased to 6.15% for the 1997 period from 6.57% for the 1996 period. The decrease in interest crediting rates was greater than the reduction (one basis point) in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due to the Company's initiatives (decreases to interest crediting rates) to increase interest rate spreads and profitability on this business. Traditional life and accident and health benefits decreased $0.9 million, or 1.5%, consisting of a $1.3 million decrease in the change in the reserves on these products, a $1.0 million decrease in death benefits, a $2.3 million increase in surrender benefits and a $0.9 million net decrease in other benefits. Distributions to policyholders were $19.4 million during the 1997 and 1996 periods. Increases due to growth in the amount and age of the participating business in force were offset by a decrease in the average dividend rate credited to these policies to 5.98% at September 30, 1997 from 6.11% at September 30, 1996. Losses and loss adjustment expenses incurred on property-casualty policies increased $11.1 million, or 57.5%, to $30.3 million for the 1997 period from $19.2 million for the 1996 period due primarily to the changes in Utah Insurance's reinsurance pool participation. The loss and loss adjustment expense ratio decreased in the 1997 period to 82.9% from 88.0% in the 1996 period due to more favorable weather conditions during the 1997 period.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                               1997         1996
                                                                            ---------    ---------
                                                                            (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
   Commission expense, net of deferrals ................................    $   6,896    $   7,271
   Amortization of deferred policy acquisition costs ...................       13,098       10,577
   Other underwriting, acquisition and insurance expenses, net of deferrals    35,075       31,118
                                                                            ---------    ---------
   Total ...............................................................    $  55,069    $  48,966
                                                                            =========    =========

Commission expense decreased $0.4 million, or 5.2%, to $6.9 million for the 1997 period compared to $7.3 million for the 1996 period. This decrease occurred despite a 3.0% increase in direct life insurance premiums collected during the 1997 period. During the 1996 period, first year commissions totaling $0.2 million were charged to expense rather than capitalized due to marginal profits on products no longer sold by the Company. In addition, commissions decreased due to multi-tiered commission structures on certain life insurance products whereby renewal commission rates decline over the life of the underlying policies.

Amortization of deferred policy acquisition costs increased $2.5 million, or 23.8%, to $13.1 million for the 1997 period compared to $10.6 million for the 1996 period. Amortization attributable to property-casualty operations increased $2.1 million due primarily to the increase in Utah Insurance's reinsurance pool participation. Amortization attributable to life operations increased $0.4 million.

Other underwriting, acquisition and insurance expenses increased $4.0 million, or 12.7%, to $35.1 million for the 1997 period compared to $31.1 million for the 1996 period. This increase is principally attributable to a $1.7 million increase in property-casualty expenses resulting primarily from the change in Utah Insurance's reinsurance pool participation. In addition, amortization of value of insurance in force acquired increased $1.6 million in the 1997 period compared to the 1996 period due to the impact of realized gains and losses on investments backing the related policyholder liabilities and improved profitability of the underlying life insurance business.

Interest expense was $1.1 million for the 1997 period compared to $0.6 million for the 1996 period due primarily to an increase in the average debt outstanding to $24.6 million for the 1997 period from $12.9 million for the 1996 period.

Other expenses increased $1.2 million, or 9.3%, to $14.2 million for the 1997 period compared to $13.0 million for the 1996 period due principally to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

Pretax income before minority interest and equity income increased $28.3 million, or 44.9%, to $91.3 million for the 1997 period compared to $63.0 million for the 1996 period. All of the pretax income in the 1997 period is attributable to life operations as the property-casualty segment experienced a pretax loss of $0.5 million. In the 1996 period the property-casualty segment experienced a pretax loss of $1.8 million. The increase in pretax income from life operations is primarily the result of the impact of realized gains on investments and an increase in income earned on invested assets.

Income taxes increased $10.5 million, or 52.3%, to $30.7 million for the 1997 period compared to $20.2 million for the 1996 period. The effective tax rate for the 1997 period was 33.7% compared to 32.0% for the 1996 period. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income partially offset by state income taxes. In addition, during the 1997 period the Company realized a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements.

Equity income, net of related income taxes, decreased $1.7 million, or 66.1%, to $0.9 million during the 1997 period compared to $2.6 million for the 1996 period. Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the partnerships and joint ventures.

Net income applicable to common stock increased $13.4 million, or 30.6%, to $57.4 million for the 1997 period compared to $44.0 million for the 1996 period. The increase was the result of the changes in pretax income discussed above. Partially offsetting the increase in net income was $2.1 million in dividends paid during the 1997 period to the Company's preferred stockholder arising from the exchange of five million shares of Class A common stock for five million shares of Series A preferred stock on July 18, 1996. Dividend payments on the parent company's preferred stock currently are $37,500 per quarter as a result of the purchase of the Series A preferred stock and issuance of Series B preferred stock on May 30, 1997. This decrease is offset by an increase in dividends on the company-obligated mandatorily redeemable preferred stock of subsidiary trust. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

A summary of the Company's premiums and product charges is as follows:

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                     1997       1996
                                                                   ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Universal life and annuity product charges ................    $  12,362  $  10,661
    Traditional life insurance and accident and health premiums       22,044     22,437
    Property-casualty premiums ................................       13,437     12,949
                                                                   ---------  ---------
       Total ..................................................    $  47,843  $  46,047
                                                                   =========  =========

Premiums and product charges increased $1.8 million, or 3.9%, to $47.8 million for the third quarter of 1997 compared to $46.0 million for the third quarter of 1996. Universal life and annuity product charges increased $1.7 million, or 16.0%, due primarily to an increase in the volume and age of business in force. Traditional life insurance and accident and health premiums decreased $0.4 million, or 1.8%, to $22.0 million for the third quarter of 1997. Management believes the sale of traditional life insurance products was down slightly due to a marketing emphasis placed on the sale of variable life insurance products. Premiums collected on variable universal life insurance products increased 16.3% to $7.7 million in the third quarter of 1997 from $6.7 million in the third quarter of 1996. Property-casualty premiums increased $0.5 million, or 3.8%. The impact on premiums of an 11% to 12% rate decrease on workers' compensation insurance in Iowa and Minnesota and approximately 5.5% decrease on private passenger auto insurance rates were offset by growth in the volume of business in force.

Net investment income increased $5.5 million, or 10.9%, to $56.2 million for the third quarter of 1997 compared to $50.7 million for the third quarter of 1996. The increase resulted principally from a 5.6% increase in average invested assets, excluding invested assets of FBL Ventures, to $2,933.2 million in the 1997 quarter from $2,779.0 million in the 1996 quarter and a ten basis point increase in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.89% in the 1997 quarter from 7.79% in the 1996 quarter. The increase in average invested assets is attributable to net positive cash flows from operating activities totaling $119.8 million during the 12-month period ended September 30, 1997 and to net gains on investments during the same period. The increase in annualized yield is primarily the result of investing a majority of these positive cash flows and cash from investing activities in securities in which the market interest rates were higher than the average effective yield of the investment portfolio during the 12-month period ended September 30, 1997. This was accomplished during a period of declining interest rates partly through the sale of equity securities and reinvestment of the proceeds in fixed maturity securities which generate a higher level of current income. Offsetting the increase in net investment income was a $1.9 million net investment loss of FBL Ventures in the third quarter of 1996. FBL Ventures was dissolved on June 30, 1997. See "Adjusted Operating Income".

Realized gains on investments decreased $6.0 million to $10.5 million for the third quarter of 1997 compared to $16.5 million for the third quarter of 1996. The 1997 and 1996 gains resulted primarily from sales of equity securities. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $0.6 million, or 8.4%, to $7.1 million for the third quarter of 1997 compared to $6.5 million for the third quarter of 1996 due primarily to an increase in the level of management and financial services provided to affiliates and third parties.

A summary of the Company's policy benefits is as follows:

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                          --------------------------------
                                                                                 1997         1996
                                                                              ---------    ---------
                                                                              (DOLLARS IN THOUSANDS)
Policy benefits:
    Universal life and annuity benefits ..................................    $  30,424    $  29,534
    Traditional life insurance and accident and health benefits ..........       11,923       15,167
    Increase in traditional and accident and health future policy benefits        6,076        5,715
    Distributions to participating policyholders .........................        5,751        6,052
    Property-casualty losses and loss adjustment expenses ................       11,758       12,440
                                                                              ---------    ---------
       Total .............................................................    $  65,932    $  68,908
                                                                              =========    =========

Policy benefits decreased $3.0 million, or 4.3%, to $65.9 million for the third quarter of 1997 compared to $68.9 million for the third quarter of 1996. Universal life and annuity benefits increased $0.9 million, or 3.0%, to $30.4 million for the third quarter of 1997 due to an increase in universal life death benefits in excess of related account balances. Interest credited to universal life and annuity contracts was $26.4 million for both periods as increases resulting from growth in the volume of business in force were offset by decreases to interest crediting rates. Traditional life and accident and health benefits decreased $2.9 million, or 13.8%, consisting of a $3.0 million decrease in death benefits, a $0.4 million increase in the change in the reserves on these products and a $0.3 million net decrease in other benefits. Distributions to policyholders decreased $0.3 million to $5.8 million for the third quarter of 1997 compared to $6.1 million for the third quarter of 1996 due primarily to a decrease in the average dividend rate credited to these policies to 5.98% at September 30, 1997 from 6.11% at September 30, 1996. Losses and loss adjustment expenses incurred on property-casualty policies decreased $0.6 million, or 5.5%, to $11.8 million for the third quarter of 1997 from $12.4 million for the third quarter of 1996 due primarily to more favorable weather conditions during the third quarter of 1997. The loss and loss adjustment expense ratio decreased in the third quarter of 1997 to 87.5% from 96.1% in the third quarter of 1996.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                           --------------------------------
                                                                                   1997         1996
                                                                                ---------    ---------
                                                                                (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ...................................    $   2,277    $   2,256
    Amortization of deferred policy acquisition costs ......................        5,174        5,116
    Other underwriting, acquisition and insurance expenses, net of deferrals       11,411       10,415
                                                                                ---------    ---------
       Total ...............................................................    $  18,862    $  17,787
                                                                                =========    =========

Commission expense was $2.3 million for the third quarter of 1997 and 1996 as there was little change in the level of premiums collected on life insurance policies.

Amortization of deferred policy acquisition costs increased $0.1 million, or 1.1%, to $5.2 million for the third quarter of 1997 compared to $5.1 million for the third quarter of 1996. Amortization attributable to life operations increased $0.7 million principally due to increased profits on the underlying life insurance business and growth in the volume of business in force. Amortization attributable to property-casualty operations decreased $0.6 million, or 21.2%, to $2.3 million for the third quarter of 1997 compared to $2.9 million for the third quarter of 1996. During the third quarter of 1996, $0.9 million of amortization was recorded relating to the increase in Utah Insurance's pool participation on June 30, 1996.

Other underwriting, acquisition and insurance expenses increased $1.0 million, or 9.6%, to $11.4 million for the third quarter of 1997 compared to $10.4 million for the third quarter of 1996. Amortization of value of insurance in force acquired increased $0.7 million in the third quarter of 1997 compared to the third quarter of 1996 due to the impact of realized gains and losses on investments backing the related policyholder liabilities and increased profitability of the underlying life insurance business.

Interest expense was $0.4 million for the third quarter of 1997 compared to $0.2 million for the third quarter of 1996 due primarily to an increase in the average debt outstanding during the 1997 quarter.

Other expenses increased $0.3 million, or 6.8%, to $4.8 million for the third quarter of 1997 compared to $4.5 million for the third quarter of 1996 due principally to an increase in the level of management and financial services provided to affiliates and third parties.

Pretax income before minority interest and equity income increased $3.4 million, or 11.6%, to $31.8 million for the third quarter of 1997 compared to $28.4 million for the third quarter of 1996. All of the pretax income in the 1997 quarter is attributable to life operations as the property-casualty segment experienced a pretax loss of $0.3 million. In the third quarter of 1996, the property-casualty segment experienced a pretax loss of $2.4 million. The increase in pretax income from life operations is primarily the result of favorable mortality experience and an increase in income earned on invested assets. The decrease in the net loss from the property-casualty segment is primarily due to more favorable weather conditions during the third quarter of 1997.

Income taxes increased $2.4 million, or 27.5%, to $11.1 million for the third quarter of 1997 compared to $8.7 million for the third quarter of 1996. The effective tax rate for the third quarter of 1997 was 34.9% compared to 30.6% for the third quarter of 1996. The effective tax rates were lower than the federal statutory rate of 35% for both periods due primarily to tax exempt interest and dividend income partially offset by state income taxes. In addition, during the 1997 period the Company realized a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements. The increase in the effective rate in the 1997 quarter is attributable to an increase in state income taxes in the 1997 quarter and the impact of permanent differences between book and taxable income on certain investment transactions during the 1996 quarter.

Equity income, net of related income taxes, decreased $0.1 million, or 16.5%, to $0.8 million for the third quarter of 1997 compared to $0.9 million for the third quarter of 1996. Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the partnerships and joint ventures.

Net income applicable to common stock increased $0.6 million, or 3.1%, to $20.1 million for the third quarter of 1997 compared to $19.5 million for the third quarter of 1996. Minority interest in earnings of subsidiaries increased $1.1 million as a result of the issuance of company obligated mandatorily redeemable preferred stock of subsidiary trust during the second quarter of 1997. This increase was partially offset by a decrease in dividends on Series A and B preferred stock. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements.

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

                                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------   -------------------------------
                                                  1997             1996             1997             1996
                                              ------------     ------------     ------------     ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ....    $     20,087     $     19,486     $     57,382     $     43,950
Adjustments:
   Net realized gains on investments .....          (6,569)         (10,961)         (21,914)         (11,059)
   Net income from FBL Ventures ..........            --              1,229             (723)          (1,001)
                                              ------------     ------------     ------------     ------------
Adjusted operating income applicable to
   common stock ..........................    $     13,518     $      9,754     $     34,745     $     31,890
                                              ------------     ------------     ------------     ------------
Adjusted operating income per common share    $       0.74     $       0.49     $       1.88     $       1.42
                                              ============     ============     ============     ============


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

PENDING ACCOUNTING CHANGES

In August 1997, the Financial Accounting Standards Board (FASB) issued a Statement of Position (SOP) entitled "Accounting by Insurance and Other Enterprises for Guaranty-Fund and Certain other Insurance-Related Assessments". The provisions of the SOP include (1) guidance for determining when an insurance enterprise should recognize a liability for guaranty fund and other assessments,
(2) guidance on how to measure the liability and (3) criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges. While the SOP is effective for years beginning after December 15, 1997, earlier application is permitted by the FASB. The Company is currently analyzing the impact of this SOP and anticipates adopting its provisions during the first quarter of 1998. The impact of adoption is not expected to be material to the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement 130 establishes standards for reporting comprehensive income and its components which include net income and items currently recorded directly in equity such as unrealized gains and losses on fixed maturity securities available for sale. Statement 131 establishes standards for reporting information about operating segments, products and markets. Statement 130 is effective for the first quarter of 1998 and Statement 131 is effective for the year ended December 31, 1998. The impact of these statements, which the Company plans to adopt in the respective period in which they are required, is not expected to be material to the Company.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128, which is effective for the Company for the first quarter of 1998, establishes standards for computing and presenting earnings per share (EPS). Under the Statement, primary and fully diluted EPS are replaced by basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion 15. If Statement 128 were effective, basic and diluted net income per common share would have been $1.12 and $1.10, respectively, for the third quarter of 1997 and $3.15 and $3.10, respectively, for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consist primarily of dividends from subsidiaries, if declared and paid, and fees which it charges the various subsidiaries and affiliates for management of their operations. Cash outflows are principally for salaries and other expenses related to providing such management services and for interest on holding company debt. In addition, the parent company will on occasion enter into capital transactions such as the acquisition of its common stock.

On May 30, 1997, FBL Financial Group Capital Trust (the "Trust"), a consolidated wholly-owned subsidiary of the Company, issued $97.0 million of 5.0% Preferred Securities to the Company's majority shareholder, the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5.0% Preferred Securities and the related purchase of all of the Trust's common securities, the parent company issued to the Trust $100.0 million principal amount of its 5.0% Subordinated Deferrable Interest Notes, due June 30, 2047 (the "Notes"). Concurrent with the issuance of the Notes, the Company purchased from the Iowa Farm Bureau Federation 5,000,000 shares of the parent company's Series A preferred stock at its liquidation value of $100.0 million. In addition, the parent company issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million.

The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5.0% Preferred Securities were noncash transactions. Except for the maturity of the Notes on June 1, 2047, the parent company's future cash flow requirements were not changed significantly by the aforementioned transactions. See Note 2 to the consolidated financial statements for additional information.

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

During the nine months ended September 30, 1997, the parent company paid common and preferred stock dividends totaling $7.6 million. Preferred dividends totaling $1.0 million were paid during the corresponding 1996 period. It is anticipated dividend requirements for the remainder of 1997 will be $0.10 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $1.8 million. In addition, interest payments on the Notes are estimated to be $1.3 million for the remainder of 1997. FBL Financial Group, Inc. relies primarily on dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its Notes. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. For the remainder of 1997, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $5.0 million from Farm Bureau Life and $4.3 million from Western Life. Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet its obligations or its anticipated dividends.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the nine-month period ended September 30, 1997, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For property-casualty operations, the major sources of cash inflow are premiums and investment income. Major sources of cash outflow are losses and loss adjustment expenses paid and other underwriting expenses. The liquidity position of Utah Insurance continued to be favorable in the nine-month period ended September 30, 1997, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations.

For all insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the insurance companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $104.4 million and $114.4 million in the nine-month periods ended September 30, 1997 and 1996, respectively. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolios.

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

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $43.9 million as of September 30, 1997. Interest is payable at the current market rate on the date of issuance. As of September 30, 1997, no line of credit agreement was open and there were no borrowings outstanding.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations. The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of September 30, 1997, the Company had no material commitments for capital expenditures.

INVESTMENTS

The Company's total investment portfolio increased $130.1 million, or 4.5%, to $3,019.2 million at September 30, 1997 compared to $2,889.1 million at December 31, 1996. This increase is primarily the result of positive cash flows from operations offset, in part, by the acquisition of 965,370 shares of Class A common stock for $24.8 million during the second quarter of 1997.

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

The Company's investment portfolio is summarized in the table below:

                                        SEPTEMBER 30, 1997                    DECEMBER 31, 1996
                                  -------------------------------      -------------------------------
                                  CARRYING VALUE       PERCENT         CARRYING VALUE       PERCENT
                                  --------------     ------------      --------------     ------------
Fixed maturities:                                        (DOLLARS IN THOUSANDS)
  Public ....................      $  1,832,987              60.7%      $  1,734,849              60.0%
  144A private placement ....           274,283               9.0            230,446               8.0
  Private placement .........           270,268               9.0            303,000              10.5
                                   ------------      ------------       ------------      ------------
  Total fixed maturities ....         2,377,538              78.7          2,268,295              78.5
Equity securities ...........            61,877               2.0             86,991               3.0
Held in inventory ...........             3,349               0.1             15,899               0.5
Mortgage loans on real estate           301,656              10.0            293,777              10.2
Investment real estate:
  Acquired for debt .........             1,721               0.1              2,007               0.1
  Investment ................            35,733               1.2             26,384               0.9
Policy loans ................           121,481               4.0            118,996               4.1
Other long-term investments .             8,356               0.3              8,388               0.3
Short-term investments ......           107,482               3.6             68,358               2.4
                                   ------------      ------------       ------------      ------------
     Total investments ......      $  3,019,193             100.0%      $  2,889,095             100.0%
                                   ============      ============       ============      ============

As of September 30, 1997, 94.5% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 1997, the Company's investment in non-investment grade debt was 5.5% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                       SEPTEMBER 30, 1997
                                                                               ----------------------------------
    NAIC DESIGNATION                   EQUIVALENT S&P RATINGS (1)               CARRYING VALUE        PERCENT
--------------------------   -----------------------------------------------   ----------------   ---------------
                                                                                    (DOLLARS IN THOUSANDS)
            1                (AAA, AA, A)..................................     $     1,582,049           66.5 %
            2                (BBB).........................................             665,042           28.0
                                                                                ---------------   ------------
                             Total investment grade........................           2,247,091           94.5
            3                (BB)..........................................              79,156            3.4
            4                (B)...........................................              48,072            2.0
            5                (CCC, CC, C)..................................                 275              -
            6                In or near default............................               2,944            0.1
                                                                                ---------------   ------------
                             Total below investment grade..................             130,447            5.5
                                                                                ---------------   ------------
                             Total fixed maturities........................     $     2,377,538          100.0 %
                                                                                ===============   ============

--------------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at September 30, 1997:

                                                    HELD FOR INVESTMENT
                                  -------------------------------------------------------
                                                    GROSS        GROSS
                                                  UNREALIZED   UNREALIZED      ESTIMATED
                                  AMORTIZED COST    GAINS        LOSSES      MARKET VALUE
                                  --------------  ----------   ----------    ------------
                                                 (DOLLARS IN THOUSANDS)
Bonds:
    Corporate securities ........   $    5,008    $      894   $       (8)   $    5,894
    Mortgage-backed securities ..      655,835        24,431       (2,772)      677,494
                                    ----------    ----------   ----------    ----------
Total fixed maturities ..........   $  660,843    $   25,325   $   (2,780)   $  683,388
                                    ==========    ==========   ==========    ==========


                                                                        AVAILABLE FOR SALE
                                                --------------------------------------------------------------------
                                                                      GROSS             GROSS
                                                                    UNREALIZED        UNREALIZED          ESTIMATED
                                                AMORTIZED COST        GAINS             LOSSES          MARKET VALUE
                                                --------------     ------------      ------------       ------------
                                                                       (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies .      $    121,791      $        899      $       (803)      $    121,887
    State, municipal and other governments             63,625             2,240              (132)            65,733
    Public utilities ......................           146,000             6,298              (607)           151,691
    Corporate securities ..................           850,577            49,524            (6,776)           893,325
    Mortgage and asset-backed securities ..           438,503            14,355            (1,348)           451,510
Redeemable preferred stock ................            31,126             1,431                (8)            32,549
                                                 ------------      ------------      ------------       ------------
Total fixed maturities ....................      $  1,651,622      $     74,747      $     (9,674)      $  1,716,695
                                                 ============      ============      ============       ============

Equity securities .........................      $     50,605      $     17,385      $     (6,113)      $     61,877
                                                 ============      ============      ============       ============

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at September 30, 1997, by contractual maturity, are shown below.

                                                 HELD FOR INVESTMENT                 AVAILABLE FOR SALE
                                           -------------------------------     -------------------------------
                                                               ESTIMATED                           ESTIMATED
                                           AMORTIZED COST     MARKET VALUE     AMORTIZED COST     MARKET VALUE
                                           --------------     ------------     --------------     ------------
                                                                  (DOLLARS IN THOUSANDS)
Due in one year or less ..............      $       --        $       --        $     28,927      $     29,033
Due after one year through five years               --                --             194,092           200,646
Due after five years through ten years             5,008             5,894           292,019           306,573
Due after ten years ..................              --                --             666,955           696,384
                                            ------------      ------------      ------------      ------------
                                                   5,008             5,894         1,181,993         1,232,636
Mortgage and asset-backed securities .           655,835           677,494           438,503           451,510
Redeemable preferred stocks ..........              --                --              31,126            32,549
                                            ------------      ------------      ------------      ------------
                                            $    660,843      $    683,388      $  1,651,622      $  1,716,695
                                            ============      ============      ============      ============

Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. These securities were purchased at a time when, management believes, these types of investments provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At September 30, 1997, the Company held $638.5 million (21.1% of total investments) in residential mortgage-backed securities, $275.1 million (9.1% of total investments) in commercial mortgage-backed securities and $193.7 million (6.4% of total investments) in other asset-backed securities.

At September 30, 1997, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $591.9 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (e.g., the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of September 30, 1997, 80.0% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations which it believes subjects the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At September 30, 1997, the Company held $301.7 million or 10.0% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 1997, mortgages more than 60 days delinquent accounted for 0.3% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at September 30, 1997 include: Pacific (23%) which includes California, Oregon and Washington; and West North Central (19%) which includes Iowa, Kansas, and Missouri. Mortgage loans on real estate have also been analyzed by collateral types with office buildings (49%) and retail facilities (31%) representing the largest holdings at September 30, 1997.

The Company's investment portfolio at September 30, 1997, also included $107.5 million of short-term investments and $237.8 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At September 30, 1997, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 8.0 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.7 as of September 30, 1997.

OTHER ASSETS

Deferred policy acquisition costs increased $13.7 million, or 8.2%, due principally to the capitalization of costs incurred with new sales. Assets held in separate accounts increased $44.6 million, or 56.4%, to $123.6 million at September 30, 1997 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products and appreciation in the value of separate account investments. At September 30, 1997, the Company had total assets of $3,555.7 million, a 5.6% increase from total assets at December 31, 1996.

LIABILITIES AND MINORITY INTEREST

Policy liabilities and accruals increased $60.6 million, or 2.7%, due primarily to an increase in the volume of business in force. At September 30, 1997, the Company had total liabilities of $2,866.1 million, a 5.2% increase from total liabilities at December 31, 1996. Minority interest in subsidiaries increased $96.7 million to $101.5 million at September 30, 1997, as a result of the issuance of 5.0% Preferred Securities during May 1997. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements for more information regarding this transaction.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $50.3 million, or 7.9%, to $588.2 million at September 30, 1997 compared to $638.5 million at December 31, 1996. This decrease is principally attributable to a $97 million decrease in preferred stock. On May 30, 1997, the Company purchased $100.0 million of Series A preferred stock from and issued $3.0 million of Series B preferred stock to the Iowa Farm Bureau Federation. In addition, on April 4, 1997, the Company purchased 965,370 shares of its Class A common stock under a stock repurchase plan for $24.8 million. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 to the consolidated financial statements for more information regarding these transactions. These decreases were offset by net income during the nine month period ended September 30, 1997 and net unrealized appreciation of securities classified as available for sale.

At September 30, 1997, common stockholders' equity was $585.2 million, or $32.62 per share, compared to $538.5 million, or $28.55 per share at December 31, 1996. Included in stockholders' equity per common share is $2.18 and $1.05 at September 30, 1997 and December 31, 1996, respectively, attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $18.7 million during the nine-month period ended September 30, 1997, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 10, 1997

                                    FBL FINANCIAL GROUP, INC.



                                    By  /s/ Thomas R. Gibson
                                        ----------------------------------------
                                    Chief Executive Officer (Principal Executive
                                    Officer)


                                    By /s/ James W. Noyce
                                       ----------------------------------------
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)