Form 10-K405
period 1997-12-31
FBL FINANCIAL GROUP INC
filed 1998-03-18
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from________to________

                         Commission File Number: 1-11917

                            FBL FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1411715
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5400 University Avenue, West Des Moines, Iowa                              50266
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (515) 225-5400

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------

Class A Common Stock, Without Par Value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x] Yes [ ] No

Aggregate market value of Class A Common Stock stock held by non-affiliates of the registrant (computed as of March 4, 1998): $325,241,437

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,806,193 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of March 4, 1998.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 19, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

FBL Financial Group, Inc. (the Company) currently underwrites, markets and distributes life insurance, annuities, property-casualty insurance and mutual funds to individuals and small businesses in 15 midwestern and western states. The Company has exclusive marketing arrangements with the state Farm Bureau Federations in its territory and targets sales to approximately 700,000 Farm Bureau member families and other rural, small town and suburban residents through an exclusive agency force. The Company was incorporated in Iowa in October 1993 and its principal insurance subsidiaries include Farm Bureau Life Insurance Company (Farm Bureau Life), Western Farm Bureau Life Insurance (Western Life), EquiTrust Life Insurance Company (EquiTrust) and Utah Farm Bureau Insurance Company (Utah Insurance).

On March 17, 1998, the Company's Board of Directors approved the sale of Utah Insurance to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. As a result of the sale, which is subject to regulatory approval, the Company will no longer have property-casualty operations. It is anticipated that the sale will take place on March 31, 1998. See "Property-Casualty Segment -- Sale of Utah Insurance".

Beginning in July 1998, the Company anticipates underwriting variable universal life insurance and variable annuity products to non-Farm Bureau members through a marketing arrangement with a regional broker-dealer that operates in the midwest. Also, in December 1997, the Company entered into an agreement to assist an unaffiliated life insurance company in the development, marketing and administration of variable universal life insurance and variable annuity products. The Company will share in the risks, costs and operating results of these products, which are expected to be available for sale by July 1998, through a reinsurance arrangement. These new alliances are not expected to have a significant impact on operating results for 1998 since the marketing of the related products are not expected to begin until the middle of the year.

BUSINESS STRATEGY

The Company's current management team which was appointed in 1991 has initiated a growth strategy focused on cross selling opportunities within the Company's traditional marketing territory, alliances within the national Farm Bureau organization and alliances beyond the Farm Bureau network. The Company's growth strategies are summarized below:

CROSS SELLING OPPORTUNITIES. The Company has significant opportunity to increase its sales through cross selling life insurance products to Farm Bureau members who already own property-casualty policies offered by the Company or other Farm Bureau affiliated property-casualty companies. For example, in the four-state region consisting of Iowa, Minnesota, South Dakota and Utah, approximately 27% of Farm Bureau members own at least one of the Company's life products, 62% own at least one of the Company's property-casualty products and approximately 20% own both, providing significant opportunity for cross selling. During 1997, the Company enhanced its agent recruiting and training programs to encourage the sale of life and annuity products to Farm Bureau members.

ALLIANCES WITHIN THE FARM BUREAU ORGANIZATION. Since 1993, the Company has consolidated operations with two Farm Bureau affiliated insurance companies, resulting in a significant expansion of marketing area and revenue base. Management believes that additional opportunities exist in the cultivation of new business alliances within the national Farm Bureau organization. Such alliances can range from marketing agreements to sell the Company's variable products to the consolidation of resources through acquisition. Management believes the Company's position as a publicly traded Farm Bureau affiliated insurance company will increase its attractiveness as a merger partner. Additionally, the Company seeks to leverage its position as the only Farm Bureau company with variable product expertise by entering into joint ventures and other marketing arrangements with Farm Bureau affiliates and other organizations.

ALLIANCES BEYOND THE FARM BUREAU NETWORK. The Company is also focusing on creating alliances with unaffiliated life insurance companies and broker organizations outside the Farm Bureau organization. Management believes that revenue growth can be achieved by selling non-Farm Bureau labeled insurance and annuity products through these entities. The Company will look to leverage its expertise in designing, registering and marketing variable products through unaffiliated insurance companies that do not have the expertise or systems to underwrite variable products. Management believes alliances with these types of entities will be an efficient means to leverage the Company's insurance product expertise and expand its distribution channels. As noted above, the Company entered into two such alliances during 1997. Alliances of this nature will continue to be sought to broaden the Company's distribution system and target the needs of new market segments.

During 1997, the Company acquired EquiTrust Life Insurance Company, a shell life insurance company licensed in 38 states, to underwrite life insurance and annuity products outside the Farm Bureau network.

MARKETING

MARKET AREA
The Company's sales are currently conducted in the following 15 state region: multi-line (both life and property-casualty products offered through the Company) states - Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah; life only (only life products offered through the Company) states - Colorado, Idaho, Montana, Nebraska, North Dakota, Oklahoma, Wisconsin and Wyoming; and variable products only (only variable products offered through the Company) state - Kansas.

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

Beginning in 1998, the Company's marketing area will expand as a result of the alliances entered into during 1997. Through direct writings or reinsurance arrangements, the Company will retain risks underwritten throughout the United States.

AFFILIATION WITH FARM BUREAU

Many of the Company's customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation, the nation's largest grass roots farm and ranch organization with 4.8 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations and related trademarks and service marks, a company must have permission from the state's Farm Bureau Federation. Historically, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau Federations. For each of the 15 states in the Company's current market territory, the Company has the exclusive right to use the "Farm Bureau" name and "FB" logo for marketing the products it sells in that state.

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

Management believes its relationship with Farm Bureau provides a number of advantages. Farm Bureau organizations in the Company's current territory tend to be well known and long established, have active memberships and provide a number of benefits other than financial services. Management believes the strength of these organizations provides enhanced prestige and brand awareness for the Company's products and increased access to Farm Bureau members. Additionally, Farm Bureau members provide a financially conservative and stable target market which has resulted in persistency for the Company's products that exceeds industry averages.

The Company's life insurance products are currently available for sale to both members and non-members. Most of the Company's property-casualty products are available only for sale to Farm Bureau members. Annual Farm Bureau memberships generally cost $24 to $130 and are available to individuals and families who are farmers and ranchers, and to the general public as well.

To facilitate the Company's working relationship with state Farm Bureau organizations, the President of each of the 15 state Farm Bureau federations in the Company's market territory serves on the Company's Board of Directors. Pursuant to a royalty agreement with the Company, each state Farm Bureau federation or its assignee benefits from its relationship with the Company through receipt of royalties on the sale of the Company's products in the state. For the year ended December 31, 1997, total royalties paid to Farm Bureau organizations were approximately $1.8 million.

Beginning in 1996, the Company entered into marketing arrangements with all of the Farm Bureau property-casualty companies in its marketing area, both affiliated and non-affiliated, pursuant to which the property-casualty companies develop and manage their common agency force for a fee in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent by the Company. Overwrite commissions paid by the Company for 1997 totaled $3.9 million.

The Company is assisted in its relationships with the property-casualty organizations by an Advisory Committee, consisting of the general manager of each Farm Bureau property-casualty insurance company in the Company's market territory. The Advisory Committee meets on a regular basis to coordinate efforts and issues relating to the agency force and other related matters. Management views the Advisory Committee as an important contributor to the Company's success in marketing its products through the Farm Bureau system.

All of the state Farm Bureau federations in the Company's current marketing area are associated with the American Farm Bureau Federation. The primary goal of the American Farm Bureau Federation is to improve net farm income and the quality of life of farmers, ranchers and other rural residents through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico. Within each state, Farm Bureau is generally organized at the county level. Farm Bureau programs generally include policy development, state and national lobbying activities, leadership development, speaker corps, media relations, crime prevention, marketing clubs, women's activities, young farmers activities, promotion and education and commodity promotion activities. Member services provided by Farm Bureau vary state by state but generally include newspapers and magazines, theft and arson rewards, eye care programs, vehicle purchase and leasing programs, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance and financial planning services.

EXCLUSIVE AGENCY FORCE

The Company's life insurance, annuities, disability income insurance, property-casualty insurance and mutual funds are currently marketed throughout its market territory by an exclusive Farm Bureau force of approximately 1,826 agents and agency managers. The Company has a written contract with each member of the agency force. The contracts specify and limit the authority of the agents to solicit insurance applications on behalf of the Company; describe the nature of the independent contractor relationship between the Company and the agent; define the agent as an exclusive agent limited to selling insurance of the types sold on behalf of the Company, only for the Company and Farm Bureau affiliated insurance companies; allow either party to immediately terminate the contract; specify the compensation payable to the agents; reserve ownership of customer lists to the Company, and set forth all other terms and conditions of the relationship.

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

The Company's agents are independent contractors and exclusive agents of the Company. In the multi-line states, the Company's agents are supervised by agency managers and assistant managers employed by Farm Bureau Mutual, Western Agricultural Insurance Company (Western Ag) or Western Farm Bureau Mutual Insurance Company (Western Mutual), all of which are under the direction of the Company. There are approximately 63 agents and managers in Arizona, 42 in New Mexico, 404 in Iowa, 153 in Minnesota, 57 in South Dakota and 85 in Utah, all of whom market a full range of the Company's life insurance and property-casualty products and most of whom market the Company sponsored mutual funds.

In the life-only states, the Company's life insurance products and its sponsored mutual funds are marketed through agents of the property-casualty company affiliated with the Farm Bureau Federation in each state. These agents market the Company's life and mutual fund products (in Kansas, variable products only) on an exclusive basis and market the property-casualty products of such affiliated property-casualty companies. The agents are under the management of such Farm Bureau affiliated property-casualty companies. Agents as well as agency managers in the life-only states are independent contractors of the Company. Average life production per agent in the life-only states has historically been less than average life production per agent in the multi-line states. Management believes that average life production in these states will increase, over time, as the agents continue to benefit from the Company's ongoing training programs and marketing support.

Over 92% of the agents in the multi-line states are licensed with the National Association of Securities Dealers (NASD) to sell the Company's variable life and annuity products and sponsored mutual funds. Over 97% of Nebraska agents and 76% of agents in Wisconsin are also NASD licensed. The Company continues to emphasize the training of agents for NASD licensing in the Company's western territory where, currently, 56% of the agents are NASD licensed.

The Company is responsible for product and sales training for all lines of business in the multi-line states, and for training the agency force in life insurance products and sales methods in the life-only states.

The Company structures its agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years subsequent to when new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because the Company is willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 1997, approximately 46% of agent compensation in the multi-line states was derived from the sale of life and annuity products.

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

Farm Bureau Life and Western Life have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. Management believes that these programs provide significant incentives for the most productive agents. Approximately 9% of the agents qualify for the Company's annual incentive trip.

Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 1997 in the multi-line states was approximately 84%. Management believes retention of agents is enhanced because of their ability to sell both life and property-casualty insurance products, as well as mutual funds.

RATINGS

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated "A+(Superior)" by A.M. Best, A.M. Best's second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++(Superior)" to "D(Very Vulnerable)." Farm Bureau Life has maintained its existing "A+(Superior)" rating since A.M. Best first began using this rating methodology. Western Life is rated "A (Excellent)" and the pool which includes Utah Insurance is rated "Ap (Excellent)" by A.M. Best. EquiTrust has not yet received a rating from A.M. Best. Such a rating is expected to be received by May 1998. A.M. Best ratings consider the claims paying ability of the rated Company and are not a rating of the investment worthiness of the rated Company.

SEGMENT INFORMATION

The Company's revenues and net income are primarily derived from its life insurance segment. For information concerning amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's segments, see Note 14 of Notes to Consolidated Financial Statements.

LIFE INSURANCE SEGMENT

PRODUCTS CURRENTLY UNDERWRITTEN

Farm Bureau Life and Western Life are currently engaged in selling a varied portfolio of insurance products including variable and traditional permanent life insurance, term life, variable and traditional annuities and disability income insurance primarily to individuals in the rural and suburban areas of its market territory.

VARIABLE UNIVERSAL LIFE INSURANCE. The Company is establishing variable universal life insurance as its lead life insurance product. The variable universal life policy provides permanent life insurance protection with a flexible premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder's account balance. The policyholder has the ability to direct cash value of the policy to an assortment of variable sub-accounts, all managed by the Company for an additional fee, and assume the investment risk passed through by those funds. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared by the Company. For the year ended December 31, 1997, variable universal life represented 16% of first year direct life insurance premiums collected in the life-only states, 70% of the Company's first year direct life premiums collected in the multi-line states and 53% of the Company's total first year direct life insurance premiums collected. All the variable sub-accounts are managed by the Company and offer as investment options the Company's sponsored mutual funds. See "Variable Sub-Accounts and Mutual Funds."

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

TRADITIONAL LIFE INSURANCE. The Company offers traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in the surplus of the Company to the extent determined by the board of directors, generally through annual participating policy dividends. For the year ended December 31, 1997, participating life policies represented 16% of first year life insurance collected premiums. The Company has a substantial book of in-force participating policies with persistency which has historically exceeded industry averages.

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

ANNUITIES. The Company offers annuities which are generally marketed to individuals in anticipation of retirement. The Company offers variable and traditional annuities principally in the form of flexible premium deferred annuities which allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates determined by the Company. For variable annuities, policyholders have the right to direct the cash value of the policy into an assortment of sub-accounts managed by the Company, thereby assuming the investment risk passed through by those sub-accounts. See "Variable Sub-Accounts and Mutual Funds." Approximately 60% of the Company's existing individual annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date.

In 1997, the Company introduced a single premium immediate annuity (SPIA) product and a single premium deferred annuity (SPDA) product. These products feature a single premium paid when the contract is issued and interest crediting similar to other traditional annuities. Benefit payments on SPIA contracts begin immediately after the issuance of the contract and, for SPDA, are similar to the Company's other traditional annuity products.

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

PRODUCTS TO BE SOLD THROUGH ALLIANCES

The variable products to be marketed through the Company's new alliances are currently being designed. Product features will be similar to those of products currently being offered by the Company. However, certain product features such as surrender charge periods and rates and available investment alternatives will likely differ from those currently being offered. The product features will be tailored to the respective target market of each alliance to encourage sales and persistency.

The following table sets forth the first year and renewal premiums collected for the Company's life, annuity and accident and health products for the periods indicated:

                       COLLECTED PREMIUMS BY PRODUCT TYPE

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1997            1996           1995           1994            1993
                                           -------------   -------------  -------------  -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
Direct life premiums collected:
   Universal life
      First year.........................  $      3,522    $      4,398   $      2,452   $      2,321    $    4,758
      Renewal............................        44,969          46,493         47,901         49,171        24,712
                                           -------------   -------------  -------------  -------------   -------------
        Total............................        48,491          50,891         50,353         51,492        29,470
   Variable universal life
      First year.........................        12,427           9,244          7,689         11,603         9,708
      Renewal............................        19,156          16,715         13,625         10,054         6,914
                                           -------------   -------------  -------------  -------------   -------------
        Total............................        31,583          25,959         21,314         21,657        16,622
   Participating whole life
      First year.........................         3,646           6,105          7,390          9,245         1,500
      Renewal............................        61,660          58,818         54,743         51,058        44,362
                                           -------------   -------------  -------------  -------------   -------------
        Total............................        65,306          64,923         62,133         60,303        45,862
   Other
      First year.........................         3,802           3,409          3,242          3,137           876
      Renewal............................        15,513          14,646         13,891         13,622         7,136
                                           -------------   -------------  -------------  -------------   -------------
        Total............................        19,315          18,055         17,133         16,759         8,012
                                           -------------   -------------  -------------  -------------   -------------
            Total direct life............       164,695         159,828        150,933        150,211        99,966
Reinsurance ceded........................        (4,681)         (4,521)        (4,190)        (3,891)       (1,513)
                                           -------------   -------------  -------------  -------------   -------------
Total life, net of reinsurance...........       160,014         155,307        146,743        146,320        98,453
Direct annuity premiums collected:
   Traditional annuities:
      Individual.........................        54,002          59,111         64,557         69,652        68,329
      Group..............................         7,241          16,502          6,253          5,502         5,644
                                           -------------   -------------  -------------  -------------   -------------
            Total traditional annuities..        61,243          75,613         70,810         75,154        73,973
   Variable annuities....................        33,654          16,917          5,962         13,392             -
                                           -------------   -------------  -------------  -------------   -------------
Total annuities..........................        94,897          92,530         76,772         88,546        73,973
Direct accident and health premiums
   collected:
   First year accident and health........         1,351           1,464          1,990          2,859        16,145
   Renewal accident and health...........        11,313          10,293         18,945         12,603        35,019
                                           -------------   -------------  -------------  -------------   -------------
      Total accident and health..........        12,664          11,757         20,935         15,462        51,164
Reinsurance ceded........................        (1,294)         (1,199)       (10,912)       (19,992)       (4,614)
                                           -------------   -------------  -------------  -------------   -------------
Total accident and health, net of
   reinsurance..........................         11,370          10,558         10,023         (4,530)       46,550
                                           -------------   -------------  -------------  -------------   -------------
Total collected premiums, net of
   reinsurance...........................  $    266,281    $    258,395   $    233,538   $    230,336    $  218,976
                                           =============   =============  =============  =============   =============

Total life insurance collected premiums, net of reinsurance, increased to $160.0 million in 1997 from $98.5 million in 1993. This growth was due to the acquisition of Western Life in 1994 combined with increased production and strong persistency. Western Life added life collected premiums of $45.4 million in 1994.

Total direct collected premiums for the Company's lead product, variable universal life, increased to $31.6 million in 1997 from $16.6 million in 1993. This growth was due to the Company's continued emphasis on this product combined with, for most years, a high level of consumer demand for variable products. Total collected premiums for variable life insurance, however, declined $0.4 million, or 1.6%, to $21.3 million in 1995 from $21.7 million in 1994. Management believes sales of variable universal life in 1995 were hampered by the rising interest rate environment and poor overall equity market returns in 1994. Industry sales of variable universal life declined an estimated 13% in 1995 compared to 1994 according to surveys performed by LIMRA International.

Total direct collected premiums on participating whole life insurance increased to $65.3 million in 1997 from $45.9 million in 1993. First year collected premiums, however, declined to $3.6 million in 1997 from $6.1 million in 1996 which was down from $7.4 million in 1995. Management believes these decreases are the result of the emphasis placed on the sale of variable life insurance products and the current popularity of variable policies.

Total direct annuity collected premiums increased to $94.9 million in 1997 from $74.0 million in 1993. The Company introduced variable annuities in January 1994 and collected premiums thereon of $13.4 million in that year. Collected premiums on variable annuities for 1997 increased to $33.7 million after decreasing to $6.0 million in 1995 due to similar reasons cited above for variable universal life. During 1996, the Company received $9.3 million in group annuity deposits from the Western Life pension plan.

The Western Life acquisition also resulted in additional traditional annuity premium collections in 1994 of $25.1 million. However, this increase was offset by a $23.9 million decline in traditional annuities sold by the Company due to a change in marketing strategy in 1994 to emphasize the sale of variable annuity products.

Total direct accident and health collected premiums, net of reinsurance, decreased $35.2 million, to $11.4 million in 1997 from $46.6 million in 1993. This decline was due primarily to the Company's exiting its medical insurance business in 1994, partially offset by growth in disability income collected premiums.

LIFE INSURANCE AND ANNUITIES IN FORCE

The following table sets forth information regarding life insurance and annuities in force at the end of each period presented:

                                                             AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                1997            1996           1995           1994            1993
                                            ------------   -------------  -------------  -------------   -------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT FACE AMOUNTS IN MILLIONS)
 Life insurance
   Universal
      Number of policies...................     109,558         107,817        105,256        103,623          72,224
      Policyholder account balances........   $ 565,291       $ 540,116      $ 503,877      $ 467,773       $ 300,989
      Direct face amounts..................       8,830           8,476          8,096          7,841           5,907
   Traditional
      Number of policies...................     267,476         266,599        267,452        267,590         207,674
      Future policy benefits...............   $ 672,885       $ 645,684      $ 617,376      $ 597,961       $ 488,533
      Direct face amounts..................       9,551           8,719          8,113          7,380           4,056
   Total life
      Number of policies...................     377,034         374,416        372,708        371,213         279,898
      Direct face amounts..................   $  18,381       $  17,195      $  16,209      $  15,221       $   9,963
 Deposit administration funds -
   Policyholder account balances...........   $  77,254       $  54,028      $  48,109      $  37,565       $  25,467
 Annuities
      Number of policies...................      49,912          50,255         49,575         48,409          33,194
      Policyholder account balances........   $ 808,740       $ 808,221      $ 779,827      $ 731,254       $ 508,447
      Future policy benefits...............     127,509         123,646        110,412        108,115          87,244
 Liabilities related to separate accounts..     138,409          79,043         44,789         28,043           9,400


The Company has experienced low lapse rates compared to the life insurance industry, as indicated in the following table:

                                                           LAPSE RATES FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1997            1996           1995           1994            1993
                                           -------------   -------------  -------------  -------------   -------------
 Company life insurance lapse rates.....         7.0%            7.5%           7.9%(1)        7.2%            5.9%
 Industry life insurance lapse rates....        (2)              8.5            8.8            8.9             9.7


-------------------

(1) The increase in the Company's lapse rate from 1993 to 1994 was largely because of the acquisition of the business of Western Life in 1994.

(2) The industry lapse rate for the year ended December 31, 1997 is not available as of the filing date of this Form 10-K.

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

Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit its maximum loss on risks that exceed the Company's policy retention limits. The retention limits for Farm Bureau Life are $500,000 and for Western Life are $250,000 per life. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on the reinsured business. The Company as the ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. No reinsurer of business ceded by the Company has failed to pay any material policy claims (either individually or in the aggregate) with respect to such ceded business. There is currently no life reinsurance with affiliated insurance companies, and all reinsurance entered into is in the ordinary course of business. The Company continually monitors the financial strength of its reinsurers. If for any reason such reinsurance coverages would need to be replaced, the Company believes that replacement coverages from financially responsible reinsurers would be available. A summary of the Company's primary reinsurers as of December 31, 1997 is as follows:


REINSURER                                                                                           AMOUNT OF IN
                                                                             A.M. BEST RATING       FORCE CEDED
                                                                           -------------------  -------------------
                                                                                               (DOLLARS IN MILLIONS)
Lincoln National Life Insurance Company...................................        A+             $     471.6
Business Men's Assurance Company..........................................        A                    271.1
The Cologne Life Reinsurance Company......................................        A+                   197.0
All other.................................................................                             308.9
                                                                                                -------------------
    Total.................................................................                       $   1,248.6
                                                                                                ===================

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

Average credited rates on the Company's universal life contracts were 6.18%, 6.39% and 6.68% and average credited rates on annuity contracts were 6.18%, 6.35% and 6.57% for the years ended December 31, 1997, 1996 and 1995, respectively.

VARIABLE SUB-ACCOUNTS AND MUTUAL FUNDS

The Company sponsors the FBL Series Fund, Inc. (the Series Fund) and FBL Variable Insurance Series Fund (the Insurance Series Fund) which are open-end, diversified series management investment companies. The Series Fund is available to the general public. The Variable Insurance Series Fund offers its shares, without a sales charge, only to the separate accounts of participating insurance companies as the investment medium for variable annuity contracts or variable life insurance policies issued by the participating insurance companies. Currently, the Company is the only participating company with its variable annuity and variable universal life separate accounts investing in the Variable Insurance Series Fund. The Company uses only the Variable Insurance Series Fund to provide variable annuity and variable universal life insurance sub-accounts to its customers. These Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the market place; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal, and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the equity, the managed and the money market portfolios at December 31, 1997 aggregated $326.1 million and the net assets of the bond portfolios on that date were $35.9 million.

FBL Investment Advisory Services, Inc. (the Advisor), a subsidiary of the Company, receives an annual fee based on the average daily net assets of each Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Variable Insurance Series Fund. The Advisor also serves as distributor and principal underwriter for the Funds. The Advisor receives from the Series Fund a 0.50% annual distribution services fee, a 0.25% annual administration services fee and a 0.05% accounting fee, and receives directly any contingent deferred sales charge paid on the early redemption of shares. FBL Marketing Services, Inc., another subsidiary of the Company, serves as the principal dealer for the Series Fund and receives commissions and service fees.

The Company also sponsors a money market fund, FBL Money Market Fund, Inc. (Money Market Fund) which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly, on a graduated basis commencing at 0.25% of the first $200 million of average daily assets, and certain other fees. The net assets of the Money Market Fund were $24.6 million at December 31, 1997.

FBL Series Fund, Inc. and FBL Money Market Fund, Inc. are offered through registered representatives of FBL Marketing Services, Inc. For more complete information including fees, charges and other expenses, obtain a prospectus from FBL Marketing Services, Inc., 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest or pay money.

PROPERTY-CASUALTY SEGMENT

SALE OF UTAH INSURANCE

On March 17, 1998, the Company's Board of Directors approved the sale of Utah Insurance to Farm Bureau Mutual. As a result of the transaction, which is subject to the approval of the Utah Insurance Department, the Company will no longer have property-casualty operations. It is anticipated that the transaction will close on March 31, 1998.

Utah Insurance will continue to be managed by the Company under an existing management contract. Accordingly, the transaction will not impact the number of employees of the Company and the agency force in Utah will still be managed by employees of FBL Financial Group, Inc. As a result, the sale is not expected to have a significant impact on the Company's life insurance segment.

The Company will receive $25.0 million in cash on the date of the sale. In addition, the Company may receive additional consideration during each of the five years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis. The book value of Utah Insurance at December 31, 1997 was $27.7 million.

The Company will report Utah Insurance's operations as discontinued beginning in the first quarter of 1998.

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

CROP INSURANCE includes crop hail, multi-peril crop and revenue assurance insurance. Crop hail provides protection from financial loss to an insured's crop investments from hail. Multi-peril crop insurance protects from perils including drought, frost, flood and insect damage. Revenue assurance protects the insured from losses in revenues attributable to decreases in yield and/or price of the underlying commodities.

The Company also offers a variety of other products, such as umbrella policies, personal inland marine endorsements, business owner/commercial package, garage liability, general liability and home venture coverages.

The Company also participates in reinsurance arrangements. See "Reinsurance Arrangements."

FARM BUREAU MUTUAL POOL

Utah Insurance participates in a reinsurance pooling agreement (the Farm Bureau Mutual pool) with Farm Bureau Mutual, South Dakota Farm Bureau Mutual Insurance Company (South Dakota Mutual), Western Agricultural Insurance Company (Western
Ag), and Western Farm Bureau Mutual Insurance Company (Western Farm Bureau Mutual), with all five companies operating under the common management of the Company. All retained insurance business of Utah Insurance, South Dakota Mutual, Western Ag, and Western Farm Bureau Mutual is assumed by Farm Bureau Mutual. The combined business is then assumed by the five property-casualty companies, in specified proportions, not in excess of an amount that would create a net written premium to surplus ratio that exceeds acceptable industry standards. This allows each property-casualty company, which may write premiums directly in only one or two states, to obtain better geographic and business diversification of risk, and therefore tends to create greater stability in the underwriting results.

In the pool, all premiums, losses, loss adjustment expenses, acquisition and other underwriting and administrative expenses, except reinsurance assumed from reinsurance intermediaries and certain other insurance companies, are combined and distributed proportionately to each property-casualty company. This provides the five companies with substantially the same underwriting results for any given accident year. The overall operating results of the five companies differ based on their respective investment income, changes in the companies' level of participation in the pool and other miscellaneous items.

The following table sets forth net premiums earned by the Farm Bureau Mutual pool by product line for the periods indicated:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1997            1996           1995           1994            1993
                                           -------------   -------------  -------------  -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
 Net premiums earned
    Automobile...........................  $    149,387    $    115,776   $    114,468   $    111,954    $    104,739
    Homeowners...........................        24,845          16,658         14,954         13,476          11,658
    Farm and ranch owners................        38,487          28,192         26,033         24,577          23,189
    Workers' compensation................        12,647          13,475         15,153         14,261          11,363
    Crop.................................        15,114          16,370         16,457         10,063          12,785
    Reinsurance..........................        12,397          30,490         35,325         37,564          38,675
    Other................................        17,948          10,865         11,466         10,328           9,303
                                           ------------    ------------   ------------   ------------    ------------
    Total net premiums earned............  $    270,825    $    231,826   $    233,856   $    222,223    $    211,712
                                           ============    ============   ============   ============    ============

Through December 31, 1995, Utah Insurance's participation in the Farm Bureau Mutual pool (which only included three companies at the time) was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. Effective January 1, 1997, Western Ag and Western Farm Bureau Mutual became full participants in the Farm Bureau Mutual pool and Utah Insurance's pool participation percentage decreased from 20% to 18%. Accordingly, operating results include that amount applicable to 8% of the Farm Bureau Mutual pool for the years ended December 31, 1995, 1994 and 1993 and six months ended June 30, 1996, 20% of the Farm Bureau Mutual pool for the six month period ended December 31, 1996 and 18% of the Farm Bureau Mutual pool for the year ended December 31, 1997. Participation in the development of loss and loss adjustment expense reserves during the periods remain at the rate in effect when the underlying claims were incurred

The following table sets forth Utah Insurance's share of the Farm Bureau Mutual pool for the periods indicated:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1997            1996           1995           1994            1993
                                           -------------   -------------  -------------  -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
 Net premiums earned
    Automobile..........................   $     26,890    $     16,318   $      9,158   $      8,957    $      8,379
    Homeowners..........................          4,472           2,358          1,196          1,078             933
    Farm and ranch owners...............          6,928           3,976          2,083          1,966           1,855
    Workers' compensation...............          2,276           1,882          1,212          1,141             909
    Crop................................          2,721           2,695          1,317            805           1,023
    Reinsurance.........................          2,231           4,217          2,826          3,005           3,094
    Other...............................          3,231           1,529            917            826             744
                                           ------------    ------------   ------------   ------------    ------------
    Total net premiums earned...........   $     48,749    $     32,975   $     18,709   $     17,778    $     16,937
                                           ============    ============   ============   ============    ============


The following table sets forth net premiums earned by the Farm Bureau Mutual pool by state for the periods indicated:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                1997            1996           1995           1994            1993
                                           -------------   -------------  -------------  -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
 Iowa...................................   $    120,175    $    116,670   $    116,069   $    105,890    $    102,670
 Minnesota..............................         49,096          46,670         46,035         43,512          39,595
 South Dakota...........................         12,392          11,860         10,951         10,710           9,373
 Utah...................................         28,077          26,136         25,476         24,547          21,399
 Arizona................................         19,833              -              -              -               -
 New Mexico.............................         21,869              -              -              -               -
 All other states.......................          6,986              -              -              -               -
 Other (assumed)........................         12,397          30,490         35,325         37,564          38,675
                                           ------------    ------------   ------------   ------------    ------------
                                           $    270,825    $    231,826   $    233,856   $    222,223    $    211,712
                                           ============    ============   ============   ============    ============

The following table sets forth the statutory loss and loss adjustment expense
(LAE), expense and combined ratios of Utah Insurance for the periods indicated:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------
                                             1997            1996           1995           1994           1993
                                         ------------    -----------    ------------    -----------    -----------
 Loss and LAE ratios:
   Automobile...........................     78.7%           86.3%          76.7%          80.0%          84.9%
   Homeowners...........................     88.6           101.0           76.0           89.4           85.0
   Farm and ranch owners................     98.2            93.8           75.5           84.4           83.5
   Workers' compensation................     83.7            65.2           56.5           59.1           56.5
   Crop.................................     61.8            54.6           81.2           88.3          116.3
   Reinsurance..........................     71.6            81.0           62.3           62.1           71.3
   Other................................     57.4            83.7           65.5           48.8           78.2
   Total Loss and LAE ratio.............     79.9            84.0           72.8           75.6           82.4

 Expense ratio..........................     27.0            25.1           25.1           25.9           26.2

 Combined ratio.........................    106.9           109.1           97.9          101.5          108.6


UNDERWRITING AND PRICING

Rating and classification plans for non-commercial lines are independently developed and maintained by experienced casualty actuaries. Commercial lines rates are developed from Insurance Services Office and National Council of Compensation Insurers industry data. Rates are reviewed regularly for adequacy. Auto rates are reviewed at least annually.

Underwriting of new automobile business utilizes Claims Loss Underwriting Exchange, Motor Vehicle Record, and Credit Bureau Report data. Most of this data is available to agents in the field. Renewal business is monitored on an exception basis for claim frequency and severity characteristics that trigger reunderwriting activities. Because the Company stresses "total" accounts, most individual lines of business have loss-sensitive premium structures that provide multiple levels of rates by means of surcharges or discounts in order to accommodate and retain various levels of risks. In 1997, the Company introduced a new rating tier called "ultra" for its automobile business to allow more appropriate classification and pricing of better-than-average risks. Risks that cannot be directly accommodated are placed with non-affiliated sub-standard auto markets and other niche writers through a brokerage subsidiary of the Company.

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

REINSURANCE ARRANGEMENTS

Utah Insurance participates with Farm Bureau Mutual and South Dakota Mutual, Western Ag, and Western Farm Bureau Mutual in several reinsurance agreements with American Agricultural Insurance Company (American Ag). American Ag is a reinsurance company which is owned by, and which reinsures, many of the Farm Bureau property-casualty insurance companies throughout the United States. Under these reinsurance agreements, Utah Insurance, Farm Bureau Mutual, South Dakota Mutual, Western Ag, and Western Farm Bureau Mutual retain $0.3 million of exposure for property risks, with the excess being ceded to American Ag (up to $32.0 million of exposure). The property-casualty companies have a property catastrophe occurrence cover for $28.0 million excess of a $4.3 million loss. They retain $0.5 million for casualty exposures with the excess being ceded to American Ag up to $11.5 million. The property-casualty companies maintain an excess treaty for workers' compensation to a total limit of $15.0 million. Crop hail proportional treaties exist that cede approximately 40% of the Company's crop hail premium.

Effective January 1, 1997, Utah Insurance ceased assuming business from reinsurance intermediaries, non-Farm Bureau companies and several American Ag pools. As a result, Utah Insurance has eliminated its exposure to coastal catastrophes.

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

                                                             INCURRED YEAR ENDED DECEMBER 31,
                      ----------------------------------------------------------------------------------------------------------
                         1997       1996       1995       1994       1993       1992       1991       1990      1989      1988
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
                                                                 (DOLLARS IN THOUSANDS)
Reserves for
  losses and LAE..... $ 173,922  $ 164,790  $ 159,672  $ 152,277  $ 145,934  $ 125,424  $ 113,108  $ 104,355  $ 90,890  $ 74,979

Cumulative amount
  paid as of

  One year later.....               71,205     68,357     66,910     62,684     63,319     52,452     51,193    46,000    38,794

  Two years later....                          95,827     93,650     92,152     87,443     77,745     72,934    67,557    55,723

  Three years later..                                    106,672    104,736    100,939     87,643     85,547    78,390    65,782

  Four years later...                                               110,185    107,375     93,656     90,527    85,278    70,958

  Five years later...                                                          109,920     96,006     93,742    87,129    74,092

  Six years later....                                                                      97,448     94,879    88,382    75,074

  Seven years later..                                                                                 95,739    89,054    75,757

  Eight years later..                                                                                           89,531    76,131

  Nine years later...                                                                                                     76,405

Reserves re-
  estimated as of

  One year later.....              152,238    145,513    140,943    134,321    129,890    106,794    105,780    94,857    78,989

  Two years later....                         138,643    133,338    129,791    124,502    109,354     99,967    95,964    78,885

  Three years later..                                    128,490    124,213    120,672    104,988    100,975    91,938    78,564

  Four years later...                                               122,130    116,543    102,790     99,302    92,757    77,513

  Five years later...                                                          116,764    101,408     98,837    92,078    78,729

  Six years later....                                                                     101,915     98,400    91,821    78,167

  Seven years later..                                                                                 98,444    91,623    78,069

  Eight years later..                                                                                           91,532    78,086

  Nine years later...                                                                                                     78,023
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------  --------
Net cumulative
  redundancy
  (deficiency).......            $  12,552  $  21,029  $  23,787  $  23,804  $   8,660  $  11,193  $   5,911  $   (642) $ (3,044)
                                 =========  =========  =========  =========  =========  =========  =========  ========  ========
Net reserve.......... $ 173,922  $ 164,790  $ 159,672  $ 152,277  $ 145,934
Reinsurance
  recoverable........    24,877     31,684     16,078     15,975     20,898
                      ---------  ---------  ---------  ---------  ---------
Gross reserve........ $ 198,799  $ 196,474  $ 175,750  $ 168,252  $ 166,832
                      =========  =========  =========  =========  =========

Net re-estimated
  reserve............            $ 152,238  $ 138,643  $ 128,490  $ 122,130

Re-estimated
  reinsurance
  recoverable........               28,538      8,375      9,057     20,117
                                 ---------  ---------  ---------  ---------
Gross re-estimated
  reserve............            $ 180,776  $ 147,018  $ 137,547  $ 142,247
                                 =========  =========  =========  =========
Gross cumulative
  redundancy.........            $  15,698  $  28,732  $  30,705  $  24,585
                                 =========  =========  =========  =========

See "Farm Burau Mutual Pool" for a description of Utah Insurance's participation level in the Farm Bureau Mutual pool during the period from January 1, 1990 (date the Farm Bureau Mutual pool was formed) to December 31, 1997.

The net cumulative deficiencies of $0.7 million and $3.1 million for 1989 and 1988, respectively, were the result of general adverse claim development not anticipated when initially establishing the reserves. Since the inception of the Farm Bureau Mutual pool in 1990, management has implemented more sophisticated and frequent methodologies for establishing reserves as is evidenced by the net cumulative redundancies during 1990 through 1996.

COMPETITION

The Company operates in a highly competitive industry. The operating results of companies in the insurance industry have been historically subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of its insurance ratings from rating agencies such as A.M. Best and other factors. Management believes the Company's ability to compete with other insurance companies is dependent upon, among other things, its ability to attract and retain agents to market its insurance products, its ability to develop competitive and profitable products and its maintenance of high ratings from A.M. Best. A.M. Best ratings consider the claims paying ability of the rated company and are not a rating of the investment worthiness of the rated company. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, and other financial institutions, such as banks, many of whom have financial resources substantially greater than those of the Company.

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

Increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of recent legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines and the circumstances under which dividends may be paid. Management does not believe the adoption in any of its states of operation of any of the current NAIC initiatives will have a material adverse impact on the Company; however, the Company cannot predict the form of any future proposals or regulation.

EMPLOYEES

At March 4, 1998, the Company had approximately 1,200 employees. Many employees and the executive officers of the Company also provide services to Farm Bureau Mutual and other affiliates of the Company pursuant to management agreements. None of the employees are members of a collective bargaining unit. Management believes that relations with its employees are good.

ITEM 2. PROPERTIES

The principal operations of the Company and its subsidiaries are conducted from owned property consisting of approximately 400,000 square feet of space on a 68 acre site located at 5400 University Avenue, West Des Moines, Iowa 50266. Approximately 60,000 square feet of this property are leased to an unaffiliated company under an operating lease expiring in 1999, and approximately 140,000 square feet are leased to the Iowa Farm Bureau Federation and affiliated companies. During the first quarter of 1998, the Company's Board of Directors approved a transaction whereby the Company will exchange its home office properties for 1,268,056 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The Company will lease back approximately 200,000 square feet of space from the Iowa Farm Bureau Federation under a 15 year operating lease.

The Company also leases office space totaling approximately 16,000 square feet for a service center in Denver, Colorado. This space is in facilities owned by Colorado Farm Bureau Mutual Insurance Company, a related party.

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

                                                                             Market Price
                                                             ----------------------------------------
                              Period                               High                 Low
        ---------------------------------------------------  -------------------   ------------------
        July 19, 1996 through September 30, 1996.........    $     21 - 3/8        $     17 - 7/8
        October 1, 1996 though December 31, 1996.........          24 - 7/8              21

        January 1, 1997 through March 31, 1997...........          26 - 3/8              23
        April 1, 1997 through June 30, 1997..............          38                    24 - 1/4
        July 1, 1997 through September 30, 1997..........          39                    30 - 7/8
        October 1, 1997 through December 31, 1997........          41 - 1/2              35 - 7/8


There is no established public trading market for the Company's Class B common stock and there was no established public trading market for the Company's Class A common stock prior to July 19, 1996. As of March 4, 1998, there were approximately 2,100 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 27 holders of Class B common stock.

DIVIDENDS

The Company declared and paid a $0.10 cash dividend per share on its common stock during each of the four quarters during 1997 and declared and paid a $0.07 cash dividend per share on its common stock during the fourth quarter of 1996. The Company intends to declare regular quarterly cash dividends in the future. However, the payment of dividends in the future will be subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions on the payment of dividends and other factors that the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 1998 will be $0.15 per common share.

As a holding company, FBL Financial Group, Inc. is largely dependent upon dividends from its life insurance subsidiaries to pay dividends to its stockholders. The Company's insurance subsidiaries are subject to state laws that restrict their ability to distribute dividends. During 1998, the maximum amounts legally available for distribution by Farm Bureau Life and Western Life are $37.8 million and $9.0 million, respectively, without prior approval of insurance regulatory authorities. Similar restrictions exist with respect to the payment of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet the obligations of any member of the consolidated group.

The aforementioned dividend restriction for Farm Bureau Life is before giving effect to a planned dividend of the Company's home office properties in March 1998. With the dividend of the home office properties, which is valued at $45.7 million, the dividends available from the Life Companies without prior approval from an insurance commissioner are in excess of the parent company's anticipated dividend and interest requirements for 1998. Dividend and interest requirements of the parent company for 1998 total $15.4 million while dividends available from the Life Companies without prior regulatory approval total $9.0 million. Based on the capital position of Farm Bureau Life, the Company anticipates that it will receive regulatory approval from the Iowa insurance commissioner for an extraordinary dividend to cover this temporary shortfall of funds. If such approval is not obtained, it is anticipated the parent company would obtain the necessary funds through a short-term borrowing with a bank or affiliate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," and Note 10 of Notes to Consolidated Financial Statements.

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

                                                                      AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------------------
                                                     1997             1996             1995             1994            1993
                                                 ------------     ------------     ------------     ------------    ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA (1):
Premiums and product charges:
   Interest sensitive product charges .........  $     47,979     $     43,654     $     43,722     $     42,734    $     26,500
   Traditional life insurance and
     accident and health premiums (2) .........        92,528           92,780           85,611           70,266          92,487
   Property-casualty premiums .................        48,749           32,975           18,709           17,778          16,937
                                                 ------------     ------------     ------------     ------------    ------------
Total premiums and product charges ............       189,256          169,409          148,042          130,778         135,924
Net investment income .........................       224,273          210,729          223,108          178,834         138,320
Realized gains on investments .................        40,981           52,793            5,883            9,448           3,967
Other income ..................................        28,648           23,936           28,952           30,825          25,251
                                                 ------------     ------------     ------------     ------------    ------------
Total revenues ................................  $    483,158     $    456,867     $    405,985     $    349,885    $    303,462
                                                 ============     ============     ============     ============    ============
Income (loss) from continuing operations
   before income taxes, minority interest
   in earnings of subsidiaries and equity
   income by segment:
   Life insurance .............................  $    114,881     $    118,984     $     88,500     $     58,573    $     38,898
   Property-casualty insurance ................           677           (2,046)           2,083            1,288              33
   Corporate ..................................          (294)             (85)            (136)              12            --
                                                 ------------     ------------     ------------     ------------    ------------
   Total ......................................       115,264          116,853           90,447           59,873          38,931
Income from continuing operations .............        75,827           82,884           59,628           35,587          22,705
Income from continuing operations per
   common share (3) ...........................  $       4.05     $       3.74     $       2.53     $       1.52    $       1.26
Income from continuing operations per
   common share - assuming dilution (3) .......  $       3.98     $       3.73     $       2.53     $       1.52    $       1.26
Net income (4) ................................  $     75,827     $     82,884     $     59,628     $     42,066    $     19,803
Net income applicable to common stock (4) .....        73,656           80,634           59,628           42,066          19,803
Earnings per common share (3) .................  $       4.05     $       3.74     $       2.53     $       1.80    $       1.10
Earnings per common share - assuming
   dilution (3) ...............................  $       3.98     $       3.73     $       2.53     $       1.80    $       1.10
Cash dividends per common share ...............  $       0.40     $       0.07     $       --       $       --      $       --

CONSOLIDATED BALANCE SHEET DATA (1):
Total investments .............................  $  3,009,913     $  2,889,095     $  2,646,123     $  2,337,154    $  1,757,277
Total assets ..................................     3,601,526        3,368,192        3,093,582        2,795,266       2,145,580
Long-term debt ................................        24,577           24,581           12,604           18,519          30,638
Total liabilities .............................     2,894,708        2,724,867        2,524,781        2,359,945       1,816,937
Total stockholders' equity ....................       605,315          638,522          564,298          430,743         312,277
Book value per common share ...................  $      33.53     $      28.55     $      23.65     $      18.37    $      17.07
Book value per common share excluding
   unrealized appreciation (depreciation) (5)..  $      30.73     $      27.50     $      22.25     $      19.63    $      17.07


                                                             AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------
                                                1997           1996            1995            1994            1993
                                           ------------    ------------    ------------    ------------     ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER DATA (1):
Adjusted operating income (6) .........    $     46,977    $     42,495    $     41,648    $     29,780     $     19,024
Adjusted operating income per common
  share (3)(6) ........................    $       2.59    $       1.97    $       1.77    $       1.27     $       1.06
Adjusted operating income per common
  share - assuming dilution (3) (6) ...    $       2.54    $       1.96    $       1.77    $       1.27     $       1.06
Life insurance statutory capital and
  surplus (7) (8) .....................    $    360,782    $    344,965    $    288,302    $    250,709     $    177,130
Net statutory premiums collected by the
  Company's life insurance
  subsidiaries (7) (9) ................         266,281         258,395         233,538         230,336          218,976
Life insurance in force ...............      17,132,235      16,113,121      15,254,669      14,296,709        9,525,136
Statutory property-casualty ratios (7):
  Loss & loss adjustment expense (10) .          79.9 %          84.0 %          72.8 %          75.6 %           82.4 %
  Expense (11) ........................          27.0            25.1            25.1            25.9             26.2
  Combined (12) .......................         106.9           109.1            97.9           101.5            108.6


NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) The comparability of selected data from year to year is impacted by the acquisition of Western Farm Bureau Life Insurance Company and the minority interests in FBL Insurance Company and Rural Security Life Insurance Company in January 1994.

(2) During 1994, the Company ceased writing medical insurance business. As a result, accident and health premiums decreased $48.4 million in 1994 compared to 1993. The Company continues to sell individual disability income insurance.

(3) The earnings per common share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per common share and the impact of Statement No. 128, see Note 13 of Notes to Consolidated Financial Statements.

(4) The Company recognized net income (loss) related to its discontinued cable television operations of $6.5 million, or $0.28 per share and $(2.9) million, or $(0.16) per share for the years ended December 31, 1994 and 1993, respectively.

(5) Excludes unrealized appreciation (depreciation) of fixed maturity securities, net (after 1993).

(6) Adjusted operating income equals net income adjusted to eliminate certain items which management believes are not indicative of operating trends because they are unusual and/or nonrecurring in nature, including the impact of realized gains on investments, discontinued operations and net income (loss) from a venture capital investment company subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted Operating Income."

(7) Statutory data has been derived from the annual statements of the Company's insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(8) Statutory capital and surplus reflects amounts related to Farm Bureau Life Insurance Company and Western Farm Bureau Life Insurance Company (after 1993) only and does not include the Asset Valuation Reserve or Interest Maintenance Reserve for the appropriate years.

(9) Net statutory premiums as presented for statutory reporting purposes include premiums collected from annuities and universal life-type products. For GAAP reporting, such premiums received are not reported as revenues.

(10) Loss and loss adjustment expense ratio equals the sum of statutory incurred losses and loss adjustment expenses divided by statutory earned premiums.

(11) Expense ratio equals all statutory expenses, including policyholder dividends and excluding loss and loss adjustment expenses, divided by statutory net written premiums.

(12) Combined ratio equals the sum of the loss and loss adjustment expense and expense ratios.

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

OVERVIEW

LIFE INSURANCE OPERATIONS. The Life Companies sell universal life, variable universal life, traditional life and disability income insurance and traditional and variable annuity products. These products are currently marketed to Farm Bureau members and other individuals and businesses in 15 midwestern and western states through an exclusive agency force. Several subsidiaries support various functional areas of Farm Bureau Life, Western Life and other affiliates, by providing investment advisory, marketing and distribution, and leasing services.

In accordance with generally accepted accounting principles, premiums and considerations received for interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for interest sensitive products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Amounts for interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

Premium revenues reported for traditional life and disability income insurance products are recognized as revenues when due. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

For variable universal life and variable annuities, premiums received are not reported as revenues. Similar to universal life and ordinary annuities, revenues reported consist of fee income and product charges collected from the policyholders. Expenses related to these products include benefit claims incurred in excess of policyholder account balances.

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life and accident and health insurance products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits. For participating traditional life insurance and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity. Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from period to period based on the level of claims incurred under insurance retention limits. The profitability of the Life Companies is primarily affected by expense levels, investment results and fluctuations in mortality and other policyholder benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

Beginning in July 1998, the Company anticipates underwriting variable universal life insurance and variable annuity products to non-Farm Bureau members through a marketing arrangement with a regional broker-dealer that operates in the Midwest. Also, in December 1997, the Company entered into an agreement to assist an unaffiliated life insurance company in the development, marketing and administration of variable universal life insurance and variable annuity products. The Company will share in the risks, costs and operating results of these products, which are expected to be available for sale by July 1998, through a reinsurance arrangement. These new alliances are not expected to have a significant impact on operating results for 1998 since the marketing of the related products are not expected to begin until the middle of the year.

PROPERTY-CASUALTY OPERATIONS. The Company's property-casualty product lines and the percentage of property-casualty premiums associated with such lines for 1997 were as follows: automobile (55.1%), farm and ranch owners (14.2%), homeowners (9.2%), crop (5.6%), workers' compensation (4.7%), reinsurance assumed (4.6%) and other (6.6%).

Property-casualty business written by Utah Insurance is currently pooled with business written by Farm Bureau Mutual Insurance Company and three other property-casualty affiliates (hereinafter, the Farm Bureau Mutual pool). Under the terms of the reinsurance agreement, Utah Insurance and the other affiliates cede to Farm Bureau Mutual Insurance Company all of their insurance business and assume back from Farm Bureau Mutual Insurance Company an amount equal to their participation in the pooling agreement. Also, losses, loss adjustment expenses, and other underwriting and administrative expenses are prorated among the companies on the basis of their participation in the pooling agreement. Through December 31, 1995, Utah Insurance's participation in the Farm Bureau Mutual pool (which only included three companies at the time) was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. Effective January 1, 1997, Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company, two affiliates of the Company, became full participants in the Farm Bureau Mutual pool and Utah Insurance's pool participation percentage decreased from 20% to 18%. Accordingly, the property-casualty results included in the statement of operations include that amount applicable to 8% of the Farm Bureau Mutual pool for the year ended December 31, 1995 and six months ended June 30, 1996, 20% of the Farm Bureau Mutual pool for the six month period ended December 31, 1996 and 18% of the Farm Bureau Mutual pool for the year ended December 31, 1997. Participation in the development of loss and loss adjustment expense reserves during the periods remain at the rate in effect when the underlying claims were incurred. In addition, effective January 1, 1997, the reinsurance pool no longer includes reinsurance assumed from reinsurance intermediaries and certain other insurance companies. As a result, beginning January 1, 1997, Utah Insurance has eliminated its exposure to coastal catastrophes.

Utah Insurance's premium volume in 1997 was not significantly impacted by the decrease in reinsurance pool participation from 20% to 18% or the elimination of certain reinsurance assumed business from the pool due to the increase in the size of the pool with the addition of Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company.

SEGMENT INFORMATION. The Company's revenues and net income are primarily derived from its life insurance segment. For information concerning amounts of revenue, operating profit and loss and identifiable assets attributable to each of the Company's segments, see Note 14 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

A summary of the Company's premiums and product charges is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                         ---------------------------
                                                                              1997          1996
                                                                         ------------   ------------
                                                                            (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges.................................  $     47,979   $     43,654
    Traditional life insurance and accident and health premiums........        92,528         92,780
    Property-casualty premiums.........................................        48,749         32,975
                                                                         ------------   ------------
       Total...........................................................  $    189,256   $    169,409
                                                                         ============   ============

Premiums and product charges increased $19.9 million, or 11.7%, to $189.3 million for 1997 compared to $169.4 million for 1996. Interest sensitive product charges increased $4.3 million, or 9.9%, due to an increase in the volume and age of business in force, partially offset by decreases in cost of insurance rates ranging from 4% to 12% which took effect March 14, 1996. Traditional life and accident and health insurance premiums decreased $0.3 million, or 0.3%, to $92.5 million for 1997. Management believes the sale of traditional life insurance products decreased due to a marketing emphasis placed on the sale of variable universal life insurance products. Premiums collected on variable universal life insurance products increased 21.7% to $31.6 million in 1997 from $26.0 million in 1996. Property-casualty premiums increased $15.8 million, or 47.8%, primarily due to the increase in Utah Insurance's reinsurance pool participation to 20% from 8% on June 30, 1996. In addition, the impact on premiums of rate decreases on private passenger auto and workers' compensation insurance was more than offset by growth in the volume of business in force.

Net investment income increased $13.6 million, or 6.4%, to $224.3 million for 1997 compared to $210.7 million for 1996. The increase resulted principally from a 6.8% increase in average invested assets, excluding invested assets of FBL Ventures of South Dakota, Inc. (FBL Ventures), a venture capital subsidiary, to $2,913.4 million in 1997 from $2,728.6 million in 1996, and a four basis point increase in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.66% in 1997 from 7.62% in 1996. Yield on invested assets increased in 1997 compared to 1996 despite a general decline in market interest rates during the same period due principally to the sale of equity securities which generate little current income and reinvestment of the proceeds in fixed maturity securities. During 1997 and 1996, the Company had net sales of equity securities with a fair value totaling $65.4 million and $72.6 million, respectively. The increase in average invested assets is attributable to net positive cash flows from operating activities totaling $106.1 million and net gains on investments during 1997. Offsetting the increase in net investment income was a $1.8 million decrease in the net investment income of FBL Ventures to $1.1 million for 1997 from $2.9 million for 1996. See "Adjusted Operating Income".

Realized gains on investments decreased $11.8 million to $41.0 million for 1997 compared to $52.8 million for 1996. The 1997 and 1996 gains resulted primarily from the sale of equity securities. Realized gains during 1997 were partially offset by $23.8 million in realized losses resulting from writedowns of investments that became other-than-temporarily impaired during 1997. These writedowns are attributable primarily to four equity securities and are the result of sustained operating losses, unsuccessful efforts to raise capital, rejection of product design by regulatory authorities and various other economic factors that became evident during 1997. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $4.7 million, or 19.7%, to $28.6 million for 1997 compared to $23.9 million for 1996 due primarily to an increase in the level of leasing, management and financial services provided to affiliates and third parties. In addition, during 1997 the company increased the investment advisory rate charged for certain types of investments.

A summary of the Company's policy benefits is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                           ---------------------------
                                                                               1997           1996
                                                                           ------------   ------------
                                                                              (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive products benefits.................................  $    122,729   $    119,186
    Traditional life insurance and accident and health benefits..........        56,369         53,864
    Increase in traditional life and accident and health future policy
       benefits..........................................................        27,173         25,875
    Distributions to participating policyholders.........................        25,860         26,345
    Property-casualty losses and loss adjustment expenses................        38,959         28,365
                                                                           ------------   ------------
       Total.............................................................  $    271,090   $    253,635
                                                                           ============   ============

Policy benefits increased $17.5 million, or 6.9%, to $271.1 million for 1997 compared to $253.6 million for 1996. Included in this increase is a $3.5 million increase in interest sensitive product benefits consisting of a $1.5 million increase in universal life death benefits in excess of related account balances and a $2.0 million increase in interest credited to these contracts. The increase in interest credited is attributable to a larger volume of business in force partially offset by a decrease in interest crediting rates on these contracts. The weighted average crediting rate for the Company's universal life liabilities decreased to 6.18% for 1997 from 6.39% for 1996, and the weighted average crediting rate for the Company's annuity liabilities decreased to 6.18% for 1997 from 6.35% for 1996. The decrease in interest crediting rates was greater than the reduction (seven basis points) in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due to the Company's initiatives (decreases to interest crediting rates) to increase interest rate spreads and profitability on this business. Traditional life and accident and health benefits increased $3.8 million, or 4.8%, consisting of a $1.3 million increase in the change in the reserves on these products, a $1.8 million increase in surrender benefits, a $0.9 million increase in accident and health benefits, and a $0.2 million net decrease in other benefits. The increase in the change in reserves on traditional products is attributable to growth in the volume and age of business in force and, for 1997, is net of a $1.4 million one-time reduction in reserves related to a change in the funding of the Company's defined benefit retirement plan. Distributions to policyholders decreased to $25.9 million from $26.3 million due to a reduction in the average dividend credited to these policies to 5.89% at December 31, 1997 from 6.12% at December 31, 1996, partially offset by growth in the amount and age of participating business in force. Losses and loss adjustment expenses incurred on property-casualty policies increased $10.6 million, or 37.3%, to $39.0 million for 1997 from $28.4 million for 1996 due primarily to the changes in Utah Insurance's reinsurance pool participation. The loss and loss adjustment expense ratio decreased in 1997 to 79.9% from 86.0% in 1996 due generally to more favorable weather conditions during 1997.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                ---------------------------
                                                                                    1997           1996
                                                                                ------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals..................................      $      9,037   $      9,191
    Amortization of deferred policy acquisition costs.....................            17,140         15,510
    Other underwriting, acquisition and insurance expenses, net of deferrals          48,961         41,747
                                                                                ------------   ------------
       Total..............................................................      $     75,138   $     66,448
                                                                                ============   ============

Commission expense decreased $0.2 million, or 1.7%, to $9.0 million for 1997 compared to $9.2 million for 1996. This decrease occurred despite a 3.0% increase in direct life insurance premiums collected during 1997. During 1996, first year commissions totaling $0.2 million were charged to expense rather than capitalized due to marginal profits on products no longer sold by the Company. In addition, commissions decreased due to multi-tiered commission structures on certain life insurance products whereby renewal commission rates decline over the life of the underlying policies.

Amortization of deferred policy acquisition costs increased $1.6 million, or 10.5%, to $17.1 million for 1997 compared to $15.5 million for 1996. Amortization attributable to property-casualty operations increased $1.8 million due primarily to the changes in Utah Insurance's reinsurance pool participation. Amortization attributable to life operations decreased $0.2 million.

Other underwriting, acquisition and insurance expenses increased $7.3 million, or 17.3%, to $49.0 million for 1997 compared to $41.7 million for 1996. Expenses attributable to property-casualty operations increased $2.5 million due primarily to the changes in Utah Insurance's reinsurance pool participation. Amortization of value of insurance in force acquired increased $1.6 million in 1997 compared to 1996 due to the impact of realized gains and losses on investments backing the related policyholder liabilities. In connection with the adoption of a new accounting pronouncement during 1997, the Company established a reserve for future assessments from guarantee fund associations and certain other entities which resulted in a $1.8 million increase in insurance expenses. In addition, the Company incurred $1.0 million in consulting fees during 1997, including $0.3 million allocated to the property-casualty segment, in connection with the modification of its computer systems to help ensure the systems are Year 2000 compliant. See "Impact of Year 2000".

Interest expense was $1.5 million for 1997 compared to $0.9 million for 1996 due primarily to an increase in the average debt outstanding to $24.6 million for 1997 from $15.5 million for 1996.

Other expenses increased $1.2 million, or 6.1%, to $20.2 million for 1997 compared to $19.0 million for 1996 due principally to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

Pretax income before minority interest and equity income decreased $1.6 million, or 1.4%, to $115.3 million for 1997 compared to $116.9 million for 1996. Pretax income was generated principally from the life insurance segment as the property-casualty segment experienced pretax income of $0.7 million in 1997 and a pretax loss of $2.0 million in 1996. The decrease in pretax income from life operations is primarily the result of the impact of realized gains on investments.

Income taxes increased $0.5 million, or 1.5%, to $38.3 million for 1997 compared to $37.8 million for 1996. The effective tax rate for 1997 was 33.3% compared to 32.3% for 1996. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income and, in 1996, other permanent differences between book and taxable income primarily relating to investment transactions. In addition, during 1997, the Company realized a tax benefit associated with the payment of dividends on its mandatorily redeemable preferred stock of subsidiary trust. The impact of these items was partially offset during 1997 and 1996 by state income taxes.

Equity income, net of related income taxes, decreased $2.3 million, or 52.0%, to $2.1 million during 1997 compared to $4.4 million for 1996. Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the partnerships and joint ventures.

Net income applicable to common stock decreased $6.9 million, or 8.7%, to $73.7 million for 1997 compared to $80.6 million for 1996. The decrease was partially the result of the changes in pretax and equity income discussed above. Contributing to the decrease in net income applicable to common stock is a $2.8 million increase in dividends on company-obligated madatorily redeemable preferred stock of subsidiary trust resulting from the issuance of these securities on May 30, 1997. During 1998, it is expected that dividends on the mandatorily redeemable preferred stock will increase approximately $2.1 million, to $4.9 million. This increase is expected to be offset by a $2.0 million decrease in dividends on Series A and B preferred stock to $0.2 million for 1998. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 of Notes to Consolidated Financial Statements.

1996 COMPARED TO 1995

A summary of the Company's premiums and product charges is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                           ----------------------------
                                                                                1996           1995
                                                                           -------------   ------------
                                                                              (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges...................................  $      43,654   $     43,722
    Traditional life insurance and accident and health premiums..........         92,780         85,611
    Property-casualty premiums...........................................         32,975         18,709
                                                                           -------------   ------------
       Total.............................................................  $     169,409   $    148,042
                                                                           =============   ============

Premiums and product charges increased $21.4 million, or 14.4%, to $169.4 million for 1996 compared to $148.0 million for 1995. This increase included a $7.2 million, or 8.4%, increase in traditional life insurance and accident and health premiums which, management believes, is principally attributable to implementation of a new incentive agent compensation program effective January 1, 1996, introduction of a uniform portfolio of life insurance and annuity products throughout the Company's marketing territory in March 1996 and more effective and increased training of its agency force. Interest sensitive product charges decreased $0.1 million, or 0.2%, to $43.7 million for 1996 principally due to decreases in cost of insurance rates ranging from 4% to 12% (approximately $2.7 million) which took effect March 14, 1996, and a decrease in the amortization of unearned revenues. These decreases were partially offset by growth in the volume of business in force and a $0.8 million increase in fees on premium deposits as a result of an increase in receipts from interest sensitive products. Property-casualty premiums increased $14.3 million, or 76.3%, primarily due to the increase in Utah Insurance's reinsurance pool participation percentage from 8% to 20%, which resulted in $14.4 million of additional premiums during 1996. This increase was partially offset by the Company's nonrenewal of certain unaffiliated reinsurance assumed contracts and premium rate decreases on workers' compensation insurance which collectively totaled approximately $0.4 million.

Net investment income decreased $12.4 million, or 5.5%, to $210.7 million for 1996 compared to $223.1 million for 1995. The decrease was predominately the result of the nonrecurrence in 1996 of gains recognized on two private equity investments held by FBL Ventures of South Dakota Inc. (FBL Ventures), a venture capital subsidiary, during 1995. During 1996, this subsidiary recognized net investment income of $2.9 million compared to $25.4 million for 1995. See "Adjusted Operating Income." Also contributing to the decrease was a 26 basis point decline in the annualized yield earned on average invested assets (excluding yield attributable to FBL Ventures) to 7.62% in 1996 from 7.88% in 1995. These decreases were partially offset by a 9.3% increase in average invested assets (excluding invested assets of FBL Ventures) to $2,728.6 million in 1996 from $2,496.3 million in 1995. The increase in average invested assets is primarily attributable to net positive cash flows from operating activities and net positive cash flows from interest sensitive products totaling $143.5 million and $34.7 million, respectively, during 1996. The decline in yield on average invested assets is the result of investing a majority of these positive cash flows and cash from investing activities in lower yielding securities. The newer securities have lower yields due principally to market interest rates during 1996 being lower than the average effective yield of the investment portfolio and the average yield on those securities sold, maturing or repaid during the year.

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

A summary of the Company's policy benefits is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                               ----------------------------
                                                                                    1996               1995
                                                                               -------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits...................................     $     119,186   $    112,125
    Traditional life insurance and accident and health benefits...........            53,864         49,316
    Increase in traditional life and accident and health future policy
       benefits...........................................................            25,875         22,976
    Distributions to participating policyholders..........................            26,345         25,747
    Property-casualty losses and loss adjustment expenses.................            28,365         13,621
                                                                               -------------   ------------
       Total..............................................................     $     253,635   $    223,785
                                                                               =============   ============

Policy benefits increased $29.8 million, or 13.3%, to $253.6 million for 1996 compared to $223.8 million for 1995. Included in this increase was a $7.1 million increase in interest sensitive product benefits consisting of a $4.8 million increase in interest credited to these contracts and a $2.3 million increase in universal life death benefits in excess of related account balances. The increase in interest credited is principally attributable to a larger volume of business in force as the Company's interest crediting rates decreased during the periods. The weighted average crediting rate for the Company's universal life liabilities decreased to 6.39% for 1996 from 6.68% for 1995, and the weighted average crediting rate for the Company's annuity liabilities decreased to 6.35% for 1996 from 6.57% for 1995. The decrease in interest crediting rates was greater than the decrease (20 basis points) in the annualized yield on the types of invested assets supporting universal life and annuity liabilities due primarily to the timing of the Company's adjustments to its interest crediting rates for fluctuations in portfolio yield. Traditional life and accident and health benefits increased $7.4 million, or 10.3%, consisting of a $3.4 million increase in death and surrender benefits, a $2.9 million increase in the change in the reserves on these products, a $1.4 million increase in accident and health benefits and a $0.3 million net decrease in other benefits. Distributions to policyholders increased to $26.3 million from $25.7 million due to an increase in the amount of participating business in force, partially offset by a reduction in the average dividend rate credited to these policies to 6.12% from 6.49%. Losses and loss adjustment expenses incurred on property-casualty policies increased $14.8 million, or 108.2%, to $28.4 million for 1996 from $13.6 million for 1995 due primarily to the increase in Utah Insurance's reinsurance pool participation percentage, resulting in $13.5 million of additional losses and loss adjustment expenses. In addition, less favorable weather conditions in 1996 caused an increase in property losses, including approximately $0.8 million in assumed losses attributable to Hurricane Fran. During 1997, the Company discontinued participation in assumed reinsurance with coastal catastrophe exposures. The loss and loss adjustment expense ratio increased in 1996 to 86.0% from 72.8% in 1995.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                               ----------------------------
                                                                                    1996           1995
                                                                               -------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals..................................      $      9,191   $      8,043
    Amortization of deferred policy acquisition costs.....................            15,510         10,727
    Other underwriting, acquisition and insurance expenses, net of deferrals          41,747         54,661
                                                                               -------------   ------------
       Total..............................................................      $     66,448   $     73,431
                                                                               =============   ============

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

Net income applicable to common stock increased $21.0 million, or 35.2%, to $80.6 million for 1996 compared to $59.6 million for 1995. The increase was primarily the result of the changes in pretax income and effective tax rate discussed above. In addition, there was a $2.7 million increase in equity income principally arising from eight equity investments whose principal assets were sold or liquidated during 1996. Partially offsetting the increase in net income applicable to common stock was $2.3 million in dividends paid during 1996 to the Company's preferred stockholder as a result of the exchange of 5.0 million shares of Class A Common Stock for 5.0 million shares of Series A Preferred Stock on July 18, 1996.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                   1997              1996             1995
                                                              --------------    --------------   --------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock.......................  $       73,656    $       80,634   $       59,628
Adjustments:
   Net realized gains on investments........................         (25,956)          (34,992)          (2,761)
   Net income from FBL Ventures.............................            (723)           (3,147)         (15,219)
                                                              --------------    --------------   --------------
Adjusted operating income applicable to common stock........  $       46,977    $       42,495   $       41,648
                                                              ==============    ==============   ==============

Adjusted operating earnings per common share................  $         2.59    $         1.97   $         1.77
                                                              ==============    ==============   ==============
Adjusted operating earnings per common share - assuming
   dilution.................................................  $         2.54    $         1.96   $         1.77
                                                              ==============    ==============   ==============

FBL Ventures was a wholly owned investment company subsidiary of Farm Bureau Life which invested in start-up and mezzanine level venture capital investments in various sectors. Operating results of FBL Ventures were recognized in accordance with accounting principles for investment companies and, as such, unrealized and realized gains and losses on investments were included in net investment income. Because of the venture capital nature of the underlying investments, the results of FBL Ventures tended to fluctuate significantly from year to year and needed to be evaluated over a much longer period of time. Therefore, the net income attributable to FBL Ventures has not been included in adjusted operating income.

In 1996, the Company began selling the venture capital investments owned by FBL Ventures in an attempt to exit most aspects of the venture capital investment business. During 1997, the remaining investments of FBL Ventures (13 venture capital securities with a total carrying value of $15.0 million) were transferred to Farm Bureau Life and FBL Ventures was dissolved. The transfer of investments had no impact on net income.

SUBSEQUENT EVENT - SALE OF HOME OFFICE PROPERTIES

During the first quarter of 1998, the Company's Board of Directors approved a transaction whereby the Company will exchange its home office properties for 1,268,056 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation, the Company's majority shareholder. The value of the transaction is $45.7 million, or $36.00 per common share. As a result of the exchange, the common shares outstanding at December 31, 1997 will decrease 1,268,056, or approximately seven percent.

The Company will lease a portion of the properties back from the Iowa Farm Bureau Federation under a 15-year operating lease. A gain on the transaction of approximately $21.0 million will be deferred by the Company and recognized over the term of the operating lease. During 1997, the Company earned $3.1 million in rental income from the property and incurred related operating expenses and depreciation charges totaling $4.8 million. During 1998, it is estimated the Company's annual lease expense, net of rental income from subleases with certain affiliates, will total approximately $3.8 million.

The transaction is structured as a tax-free exchange of a real estate subsidiary. Farm Bureau Life will transfer a subsidiary which owns the buildings to FBL Financial Group in the form of a dividend. FBL Financial Group will then exchange the real estate subsidiary's common stock for the Class A common stock. The real estate subsidiary has no assets or operations other than the home office properties. The dividend from Farm Bureau Life has been approved by the Insurance Division, Department of Commerce, State of Iowa. See "Liquidity and Capital Resources - FBL Financial Group, Inc.".

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consist primarily of dividends from subsidiaries, if declared and paid, fees which it charges the various subsidiaries and affiliates for management of their operations and income tax settlements received pursuant to the Company's intercompany tax allocation agreement. Cash outflows are principally for salaries and other expenses related to providing such management services, dividends on outstanding stock and interest on holding company debt issued to a subsidiary. In addition, the parent company will on occasion enter into capital transactions such as the acquisition of its common stock.

On May 30, 1997, FBL Financial Group Capital Trust (the Trust), a consolidated wholly-owned subsidiary of the Company, issued $97.0 million of 5% Preferred Securities to the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5% Preferred Securities and the related purchase of all of the Trust's common securities, the parent company issued to the Trust $100.0 million principal amount of its 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes). Concurrent with the issuance of the Notes, the Company purchased from the Iowa Farm Bureau Federation 5,000,000 shares of the parent company's Series A preferred stock at its liquidation value of $100.0 million. In addition, the parent company issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million.

The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5% Preferred Securities were noncash transactions. Except for the maturity of the Notes on June 1, 2047, the parent company's future cash flow requirements were not changed significantly by the aforementioned transactions. See Note 2 of Notes to Consolidated Financial Statements for additional information.

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

During 1997, the Company paid common stock dividends of $7.3 million and preferred stock dividends of $2.2 million. During 1996, the Company paid common stock dividends of $1.3 million and preferred stock dividends of $2.3 million. No dividends were paid during 1995. It is anticipated dividend requirements for 1998 will be $0.15 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $10.4 million. In addition, interest payments on the Notes are estimated to be $5.0 million for 1998.

FBL Financial Group, Inc. relies primarily on dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its Notes. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or
(ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 1998, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $37.8 million from Farm Bureau Life (before giving effect to the dividend of the home office properties which has a value of $45.7 million), and $9.0 million from Western Life. Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet its obligations or its anticipated dividends.

With the dividend of the home office properties, the dividends available from the Life Companies without prior approval from an insurance commissioner are in excess of the parent company's anticipated dividend and interest requirements for 1998. Dividend and interest requirements of the parent company for 1998 total $15.4 million while dividends available from the Life Companies without prior regulatory approval total $9.0 million. Based on the capital position of Farm Bureau Life, the Company anticipates that it will receive regulatory approval from the Iowa insurance commissioner for an extraordinary dividend to cover this temporary shortfall of funds. If such approval is not obtained, it is anticipated the parent company would obtain the necessary funds through a short-term borrowing with a bank or affiliate.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in 1997, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For property-casualty operations, the major sources of cash inflow are premiums and investment income. Major sources of cash outflow are losses and loss adjustment expenses paid and other underwriting expenses. As with the Life Companies, the liquidity position of Utah Insurance continued to be favorable in 1997, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations.

For all insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the insurance companies' operations and financing activities relating to interest sensitive products provided funds amounting to $121.2 million in 1997, $177.1 million in 1996 and $156.5 million in 1995. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolios.

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

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $43.9 million as of December 31, 1997. Interest is payable at the current market rate on the date of issuance. As of December 31, 1997, no line of credit agreement was open and there were no borrowings outstanding.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations for the foreseeable future. Notwithstanding the above, management currently anticipates refinancing the Company's $24.5 million lease-backed note payable that is due August, 1999.

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of December 31, 1997, the Company had no material commitments for capital expenditures. As noted above, during the first quarter of 1998, the Company agreed to exchange its home office properties for 1,268,056 shares of Class A common stock owned by the Iowa Farm Bureau Federation.

INVESTMENTS

The Company's total investment portfolio increased $120.8 million, or 4.2%, to $3,009.9 million at December 31, 1997 compared to $2,889.1 million at December 31, 1996. This increase is primarily the result of positive cash flows from operations and unrealized appreciation on fixed maturity securities available for sale. These increases are offset, in part, by the acquisition of 965,370 shares of Class A common stock for $24.8 million during 1997. In addition, the Company invested $33.3 million in two entities which are accounted for using the equity method. These investments are included in the securities and indebtedness of related parties line item on the balance sheet.

The Company's investment portfolio is managed by its internal investment professionals. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the Company's investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for expected liability durations and other requirements. Management continually reviews the returns on invested assets and changes the mix of invested assets as deemed prudent under the current market environment to help maximize current income. In addition, management monitors the cash flow characteristics of the investment portfolio to help ensure funds are available to satisfy policyholder and other obligations.

The Company's investment portfolio is summarized in the table below:

                                                                    DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                            1997                        1996                         1995
                                 -------------------------    -------------------------   -------------------------
                                   CARRYING                    CARRYING                    CARRYING
                                    VALUE         PERCENT       VALUE          PERCENT       VALUE         PERCENT
                                 ------------     --------    -----------      --------   ------------     --------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public....................    $  1,871,409      62.2  %    $ 1,734,849       60.0  %   $  1,597,236      60.4  %
   144A private placement....         277,232       9.2           303,000       10.5           335,905      12.7
   Private placement.........         268,030       8.9           230,446        8.0           143,068       5.4
                                 ------------     --------    -----------      --------   ------------     --------
   Total fixed maturities....       2,416,671      80.3         2,268,295       78.5         2,076,209      78.5
Equity securities............          57,755       1.9            86,991        3.0            83,714       3.1
Mortgage loans on real estate         323,605      10.8           293,777       10.2           266,623      10.1
Investment real estate:
   Acquired for debt.........           1,168         -             2,007        0.1             2,220       0.1
   Investment................          38,774       1.3            26,384        0.9            26,384       1.0
Policy loans.................         121,941       4.1           118,996        4.1           116,107       4.4
Other long-term investments..          14,438       0.5            24,287        0.8            24,805       0.9
Short-term investments.......          35,561       1.1            68,358        2.4            50,061       1.9
                                 ------------     --------    -----------      --------   ------------     --------
      Total investments......    $  3,009,913     100.0  %    $ 2,889,095      100.0  %   $  2,646,123     100.0  %
                                 ============     ========    ===========      ========   ============     ========

As of December 31, 1997, 95.3% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 1997, the Company's investment in non-investment grade debt was 4.7% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                      DECEMBER 31,
                                      ----------------------------------------------------------------------------
                                                1997                      1996                       1995
                                      -----------------------   -----------------------   ------------------------
    NAIC      EQUIVALENT S&P RATINGS    CARRYING                  CARRYING                  CARRYING
DESIGNATION             (1)              VALUE       PERCENT       VALUE       PERCENT       VALUE        PERCENT
-----------  ------------------------ -----------    --------   -----------    --------   ------------    --------
                                                                 (DOLLARS IN THOUSANDS)
     1      (AAA,AA, A).............. $ 1,613,295     66.8  %   $ 1,488,548     65.6  %   $  1,311,216     63.1  %
     2      (BBB)....................     690,241     28.5          624,209     27.5           582,678     28.1
                                      -----------    --------   -----------    --------   ------------    --------
            Total investment grade...   2,303,536     95.3        2,112,757     93.1         1,893,894     91.2
     3      (BB).....................      62,214      2.6          103,292      4.6           100,622      4.8
     4      (B)......................      47,226      2.0           48,932      2.2            79,987      3.9
     5      (CCC, CC, C).............         525        -              275        -                56       -
     6      In or near default.......       3,170      0.1            3,039      0.1             1,650      0.1
                                      -----------    --------   -----------    --------   ------------    --------
            Total below investment
              grade..................     113,135      4.7          155,538      6.9           182,315      8.8
                                      -----------    --------   -----------    --------   ------------    --------
            Total fixed maturities... $ 2,416,671    100.0  %   $ 2,268,295    100.0  %   $  2,076,209    100.0  %
                                      ===========    ========   ===========    ========   ============    ========

---------------------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. These securities were purchased at a time when, management believed, these types of investments provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At December 31, 1997, the Company held $640.6 million (21.3% of total investments) in residential mortgage-backed securities, $276.9 million (9.2% of total investments) in commercial mortgage-backed securities and $229.7 million (7.6% of total investments) in other asset-backed securities.

At December 31, 1997, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $597.8 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (e.g., the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of December 31, 1997, 80.4% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations which it believes subjects the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At December 31, 1997, the Company held $323.6 million or 10.8% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 1997, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at December 31, 1997 include: West South Central (25% in 1997 and 17% in 1996), which includes Oklahoma and Texas; Pacific (24% in 1997 and 26% in 1996), which includes California, Oregon and Washington; and Mountain (16% in 1997 and 22% in
1996), which includes Arizona, Colorado, Idaho, New Mexico, Utah and Wyoming. Mortgage loans on real estate have also been analyzed by collateral types with office buildings (48% in 1997 and 1996) and retail facilities (33% in 1997 and 32% in 1996), representing the largest holdings.

The Company's investment portfolio at December 31, 1997, also included $35.6 million of short-term investments and $242.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At December 31, 1997, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 7.5 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.6 as of December 31, 1997.

OTHER ASSETS

During 1997, the Company invested $25.0 million in an unaffiliated life insurance company and $8.3 million in a broker-dealer in connection with alliances to sell variable insurance and variable annuity products. These investments are the primary reason for the $27.2 million increase in securities and indebtedness of related parties to $64.4 million at December 31, 1997 from $37.2 million at December 31, 1996. Deferred policy acquisition costs increased $18.3 million, or 10.9%, due principally to the capitalization of costs incurred with new sales. Assets held in separate accounts increased $59.4 million, or 75.1%, to $138.4 million at December 31, 1997 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products and appreciation in the value of separate account investments. At December 31, 1997, the Company had total assets of $3,601.5 million, a 6.9% increase from total assets at December 31, 1996.

LIABILITIES AND MINORITY INTEREST

Policy liabilities and accruals increased $95.9 million, or 4.2%, due primarily to an increase in the volume of life insurance business in force. At December 31, 1997, the Company had total liabilities of $2,894.7 million, a 6.2% increase from total liabilities at December 31, 1996. Minority interest in subsidiaries increased $96.7 million to $101.5 million at December 31, 1997, as a result of the issuance of 5% Preferred Securities during May 1997. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 of Notes to Consolidated Financial Statements for more information regarding this transaction.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $33.2 million, or 5.2%, to $605.3 million at December 31, 1997 compared to $638.5 million at December 31, 1996. This decrease is principally attributable to a $97 million decrease in preferred stock. On May 30, 1997, the Company purchased $100.0 million of Series A preferred stock from and issued $3.0 million of Series B preferred stock to the Iowa Farm Bureau Federation. In addition, on April 4, 1997, the Company purchased 965,370 shares of its Class A common stock under a stock repurchase plan for $24.8 million. See "Liquidity and Capital Resources - FBL Financial Group, Inc." and Note 2 of Notes to Consolidated Financial Statements for more information regarding these transactions. These decreases were offset by net income during the year ended December 31, 1997 and net unrealized appreciation of fixed maturity securities classified as available for sale.

At December 31, 1997, common stockholders' equity was $602.3 million, or $33.53 per share, compared to $538.5 million, or $28.55 per share at December 31, 1996. Included in stockholders' equity per common share is $2.80 and $1.05 at December 31, 1997 and 1996, respectively, attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $20.7 million during the year ended December 31, 1997, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

PENDING ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for reporting information about operating segments, products and markets. Generally, Statement No. 131 requires financial information to be reported on the basis on which it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Under Statement No. 131, it is anticipated that the Company will continue to report two primary operating segments: life and property-casualty. However, the non-insurance support operations, including investment advisory, marketing and distribution and leasing services, will no longer be part of the life insurance segment. While each of these non-insurance operations constitute a separate segment under the new rules, their operations do not currently meet the statement's quantitative thresholds for separate segment reporting. Accordingly, it is anticipated that such non-insurance operations will be aggregated and disclosed in total. While earlier application is allowed, Statement No. 131 is effective for and will be adopted in the fourth quarter of 1998.

Also in June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting comprehensive income and its components which include net income and items currently recorded directly in stockholders' equity such as unrealized gains and losses on fixed maturity securities classified as available for sale. The impact of Statement No. 130 is not expected to be material to the Company as the Statement does not change the computation or disclosure of net income or stockholders' equity. Statement No. 130 is effective for and will be adopted in the first quarter of 1998.

The NAIC is in the process of codifying statutory accounting practices (Codification). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various state insurance departments before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company's insurance subsidiaries, the respective states of domicile must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results. At this time it is unclear whether the respective states of domicile will adopt Codification.

IMPACT OF YEAR 2000

Many of the Company's computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions to operations, including, but not limited to, a temporary inability to process transactions, send premium notices and calculate policy reserves and accruals.

During 1997, the Company completed a comprehensive assessment of the Year 2000 issue and developed a plan to address the issue in a timely manner. The Company is currently in the process of modifying or replacing portions of its software to help ensure that its computer systems will function properly when using date-sensitive information. The testing of these modifications is also currently being performed. Furthermore, the Company has initiated formal communications with all of its significant vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company has and will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than December 31, 1998, and prior to any anticipated impact on its operating systems. The total incremental cost of the Year 2000 project (those costs which the Company would not have incurred had the Year 2000 issue not existed) is estimated to be $2.5 million and is being funded through operating cash flows. Year 2000 modification costs incurred and charged to expense during 1997 totaled $1.0 million. It is anticipated the project costs to be charged to expense during 1998 will total approximately $1.5 million and that these expenses will primarily be incurred during the first three quarters of the year.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantees that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

The Company does not believe that inflation has had a material effect on its consolidated results of operations. The Company attempts to invest new funds in securities with expected durations that match the related policyholder obligations to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity and mortgage loan portfolios increase or decrease in inverse relationship with fluctuations in interest rates, and the yield realized by the Company on new investments increases or decreases in direct relationship with interest rate changes.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business, in addition to those identified under "Impact of Year 2000", include the following:

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            FBL FINANCIAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


Report of Management......................................................    38
Report of Independent Auditors............................................    39

Audited Consolidated Financial Statements

Consolidated Balance Sheets...............................................    40
Consolidated Statements of Income.........................................    42
Consolidated Statements of Changes in Stockholders' Equity................    43
Consolidated Statements of Cash Flows.....................................    44
Notes to Consolidated Financial Statements................................    46

                              REPORT OF MANAGEMENT



To Our Stockholders

The management of FBL Financial Group, Inc. is responsible for the integrity of the financial information contained in this annual report. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances and have been audited by Ernst & Young LLP. A copy of their audit opinion follows this letter. The financial information contained elsewhere in this annual report is consistent with that of the financial statements except for information described as being in accordance with statutory accounting practices.

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

The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets periodically with management, internal auditors and Ernst & Young LLP to review internal accounting control, audit activities and financial reporting matters. The internal auditors and Ernst & Young LLP have free access to the Audit Committee, with and without the presence of management, to discuss the adequacy of internal control and to review the quality of financial reporting.



                                       Thomas R. Gibson
                                       CHIEF EXECUTIVE OFFICER AND DIRECTOR



                                       James W. Noyce
                                       CHIEF FINANCIAL OFFICER

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       /s/ Ernst & Young LLP


Des Moines, Iowa
February 16, 1998

                            FBL FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                      1997             1996
                                                                                 -------------    -------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 1997 - $668,426; 1996 -
        $709,168) ...........................................................    $     644,631    $     694,351
     Available for sale, at market (amortized cost: 1997 - $1,688,210; 1996 -
        $1,542,748) .........................................................        1,772,040        1,573,944
   Equity securities, at market (cost: 1997 - $60,509; 1996 - $74,792) ......           57,755           86,991
   Mortgage loans on real estate ............................................          323,605          293,777
   Investment real estate, less allowances for depreciation of $2,682 in 1997
     and $1,930 in 1996 .....................................................           39,942           28,391
   Policy loans .............................................................          121,941          118,996
   Other long-term investments ..............................................           14,438           24,287
   Short-term investments ...................................................           35,561           68,358
                                                                                 -------------    -------------
Total investments ...........................................................        3,009,913        2,889,095

Cash and cash equivalents ...................................................            2,397            3,583
Securities and indebtedness of related parties ..............................           64,442           37,213
Accrued investment income ...................................................           34,894           33,537
Accounts and notes receivable ...............................................            1,401            2,235
Amounts receivable from affiliates ..........................................            3,656            4,439
Reinsurance recoverable .....................................................           39,248           38,919
Deferred policy acquisition costs ...........................................          185,187          166,912
Value of insurance in force acquired ........................................           16,044           19,928
Property and equipment, less allowances for depreciation of $48,847 in 1997
   and $46,824 in 1996 ......................................................           63,481           62,510
Current income taxes recoverable ............................................           11,671            4,002
Goodwill, less accumulated amortization of $2,792 in 1997 and $2,172 in
   1996 .....................................................................           10,640            9,726
Other assets ................................................................           20,143           17,050
Assets held in separate accounts ............................................          138,409           79,043



                                                                                 -------------    -------------
        Total assets ........................................................    $   3,601,526    $   3,368,192
                                                                                 =============    =============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                        DECEMBER 31,
                                                                               ------------------------------
                                                                                    1997             1996
                                                                               -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products .......................................    $   1,578,794    $   1,526,011
        Traditional life insurance and accident and health products .......          711,722          678,674
        Unearned revenue reserve ..........................................           23,530           22,215
     Other policy claims and benefits .....................................           13,488           10,737
     Reserves on property-casualty policies ...............................           46,464           43,189
     Unearned premiums on property-casualty policies ......................           29,498           26,774
                                                                               -------------    -------------
                                                                                   2,403,496        2,307,600
   Other policyholders' funds:
     Supplementary contracts without life contingencies ...................          137,398          125,581
     Advance premiums and other deposits ..................................           85,280           86,410
     Accrued dividends ....................................................           13,801           14,243
                                                                               -------------    -------------
                                                                                     236,479          226,234

   Long-term debt .........................................................           24,577           24,581
   Amounts payable to affiliates ..........................................               60              547
   Deferred income taxes ..................................................           42,564           40,612
   Other liabilities ......................................................           49,123           46,250
   Liabilities related to separate accounts ...............................          138,409           79,043
                                                                               -------------    -------------
        Total liabilities .................................................        2,894,708        2,724,867

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock of subsidiary
     trust ................................................................           97,000             --
   Other ..................................................................            4,503            4,803
Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares in
     1997 and 5,000,000 Series A shares in 1996 ...........................            3,000          100,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 16,769,729 shares in 1997 and 17,666,810 shares
     in 1996 ..............................................................           42,907           43,773
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ..............................            7,567            7,567
   Net unrealized investment gains ........................................           48,559           27,858
   Retained earnings ......................................................          503,282          459,324
                                                                               -------------    -------------
     Total stockholders' equity ...........................................          605,315          638,522
                                                                               -------------    -------------
        Total liabilities and stockholders' equity ........................    $   3,601,526    $   3,368,192
                                                                               =============    =============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      1997             1996             1995
                                                                  ------------     ------------     ------------
Revenues:
   Interest sensitive product charges ........................    $     47,979     $     43,654     $     43,722
   Traditional life insurance and accident and health premiums          92,528           92,780           85,611
   Property-casualty premiums ................................          48,749           32,975           18,709
   Net investment income .....................................         224,273          210,729          223,108
   Realized gains on investments .............................          40,981           52,793            5,883
   Other income ..............................................          28,648           23,936           28,952
                                                                  ------------     ------------     ------------
     Total revenues ..........................................         483,158          456,867          405,985
Benefits and expenses:
   Interest sensitive product benefits .......................         122,729          119,186          112,125
   Traditional life insurance and accident and health benefits          56,369           53,864           49,316
   Increase in traditional life and accident and health future
     policy benefits .........................................          27,173           25,875           22,976
   Distributions to participating policyholders ..............          25,860           26,345           25,747
   Property-casualty losses and loss adjustment expenses .....          38,959           28,365           13,621
   Underwriting, acquisition and insurance expenses ..........          75,138           66,448           73,431
   Interest expense ..........................................           1,493              912            1,007
   Other expenses ............................................          20,173           19,019           17,315
                                                                  ------------     ------------     ------------
     Total benefits and expenses .............................         367,894          340,014          315,538
                                                                  ------------     ------------     ------------
                                                                       115,264          116,853           90,447
Income taxes .................................................         (38,345)         (37,778)         (32,070)
Minority interest in earnings of subsidiaries:
   Dividends on company-obligated mandatorily redeemable
     preferred stock of subsidiary trust .....................          (2,829)            --               --
   Other .....................................................            (351)            (542)            (351)
Equity income, net of related income taxes ...................           2,088            4,351            1,602
                                                                  ------------     ------------     ------------
Net income ...................................................          75,827           82,884           59,628
Dividends on Series A and B preferred stock ..................          (2,171)          (2,250)            --
                                                                  ------------     ------------     ------------
Net income applicable to common stock ........................    $     73,656     $     80,634     $     59,628
                                                                  ============     ============     ============

Earnings per common share ....................................    $       4.05     $       3.74     $       2.53
                                                                  ============     ============     ============
Earnings per common share - assuming dilution ................    $       3.98     $       3.73     $       2.53
                                                                  ============     ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                             COMMON           NET
                                                                            STOCK AND      UNREALIZED
                                                CLASS A        CLASS B      ADDITIONAL     INVESTMENT                      TOTAL
                                PREFERRED       COMMON         COMMON        PAID-IN         GAINS         RETAINED    STOCKHOLDERS'
                                  STOCK          STOCK          STOCK        CAPITAL        (LOSSES)       EARNINGS        EQUITY
                                ----------     ----------     ----------    ----------     ----------     ----------    ----------
Balance at January 1, 1995 .... $     --       $     --       $     --      $  142,199     $  (31,838)    $  320,382    $  430,743
  Net income for 1995 .........       --             --             --            --             --           59,628        59,628
  Change in net unrealized
     investment gains/losses...       --             --             --            --           69,645           --          69,645
   Issuance of 400,000
     shares of stock for cash..       --             --             --           4,189           --             --           4,189
   Issuance of 6,200 shares
     of stock for minority
     interest in subsidiary....       --             --             --              93           --             --              93

                                ----------     ----------     ----------    ----------     ----------     ----------    ----------
Balance at December  31, 1995..       --             --             --         146,481         37,807        380,010       564,298
  Recapitalization and
     conversion of common
     stock.....................       --          139,157          7,324      (146,481)          --             --            --
  Exchange of common stock
     for preferred stock.......    100,000       (100,000)          --            --             --             --            --
   Net income for 1996 ........       --             --             --            --             --           82,884        82,884
   Change in net unrealized
     investment gains/losses...       --             --             --            --           (9,949)          --          (9,949)
   Adjustment resulting from
     capital transaction of
     equity investee...........       --            4,616            243          --             --             --           4,859
   Dividends on preferred
     stock.....................       --             --             --            --             --           (2,250)       (2,250)
   Dividends on common stock...       --             --             --            --             --           (1,320)       (1,320)
                                ----------     ----------     ----------    ----------     ----------     ----------    ----------
Balance at December 31, 1996...    100,000         43,773          7,567          --           27,858        459,324       638,522
   Net income for 1997 ........       --             --             --            --             --           75,827        75,827
   Change in net unrealized
     investment gains/losses...       --             --             --            --           20,701           --          20,701
   Purchase of Series A
     preferred stock...........   (100,000)          --             --            --             --             --        (100,000)
   Issuance of Series B
     preferred stock...........      3,000           --             --            --             --             --           3,000
   Purchase of 965,370
     shares of common stock....       --           (2,402)          --            --             --          (22,432)      (24,834)
   Issuance of 68,289 shares
     of common stock under
     stock option plan,
     including related
     income tax benefit........       --            1,536           --            --             --             --           1,536
   Dividends on preferred
     stock.....................       --             --             --            --             --           (2,171)       (2,171)
   Dividends on common stock...       --             --             --            --             --           (7,266)       (7,266)
                                ----------     ----------     ----------    ----------     ----------     ----------    ----------
Balance at December 31, 1997... $    3,000     $   42,907     $    7,567    $     --       $   48,559     $  503,282    $  605,315
                                ==========     ==========     ==========    ==========     ==========     ==========    ==========

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                     1997            1996            1995
                                                                 -----------     -----------     -----------
OPERATING ACTIVITIES
Net income ..................................................    $    75,827     $    82,884     $    59,628
  Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances ................        107,238         105,176         100,169
       Charges for mortality and administration .............        (48,468)        (44,981)        (44,462)
       Deferral of unearned revenues ........................          2,417           1,858           1,696
       Amortization of unearned revenue reserve .............           (775)           (531)           (956)
    Provision for depreciation and amortization .............         17,409          15,567          15,040
    Net gains and losses related to investments held by
       broker-dealer and investment company subsidiaries ....         (1,130)         (3,272)        (25,801)
    Realized gains on investments ...........................        (40,981)        (52,793)         (5,883)
    Increase in traditional life, accident and health and
       property-casualty benefit accruals ...................         32,920          49,914          23,810
    Policy acquisition costs deferred .......................        (39,413)        (33,951)        (25,918)
    Amortization of deferred policy acquisition costs .......         17,140          15,510          10,727
    Provision for deferred income taxes .....................         (9,192)          3,707          13,914
    Other ...................................................         (6,924)          4,388         (23,189)
                                                                 -----------     -----------     -----------
Net cash provided by operating activities ...................        106,068         143,476          98,775

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment ..................         50,366          43,023          20,890
    Fixed maturities - available for sale ...................        296,315         259,929         262,000
    Equity securities .......................................        115,742         102,237          30,674
    Mortgage loans on real estate ...........................         48,059          29,086          23,774
    Investment real estate ..................................          1,191           5,075           5,751
    Policy loans ............................................         27,513          25,754          24,798
    Other long-term investments .............................            660          10,951          11,609
    Short-term investments - net ............................         35,389            --            69,622
                                                                 -----------     -----------     -----------
                                                                     575,235         476,055         449,118

Acquisition of investments:
    Fixed maturities - held for investment ..................           --           (53,690)       (170,926)
    Fixed maturities - available for sale ...................       (434,880)       (481,225)       (334,270)
    Equity securities .......................................        (50,368)        (29,631)        (30,742)
    Mortgage loans on real estate ...........................        (78,703)        (56,295)        (23,456)
    Investment real estate ..................................        (10,208)         (5,001)         (8,073)
    Policy loans ............................................        (30,458)        (28,643)        (27,057)
    Other long-term investments .............................         (4,960)           (946)        (13,632)
    Short-term investments - net ............................           --           (19,054)           --
                                                                 -----------     -----------     -----------
                                                                    (609,577)       (674,485)       (608,156)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                      1997            1996            1995
                                                                  -----------     -----------     -----------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other
    distributions from equity investees ......................    $    16,519     $    37,058     $    32,193
Investments in and advances to equity investees ..............        (41,018)        (10,396)        (21,463)
Net cash paid for acquisitions ...............................         (9,694)           --              --
Net purchases of property and equipment and other ............        (13,249)        (10,867)         (5,579)
                                                                  -----------     -----------     -----------
Net cash used in investing activities ........................        (81,784)       (182,635)       (153,887)

FINANCING ACTIVITIES
Receipts from interest sensitive products credited to
    policyholder account balances ............................        258,919         220,328         208,588
 Return of policyholder account balances on interest sensitive
    products .................................................       (247,823)       (185,627)       (150,986)
Proceeds from short-term borrowings ..........................           --              --                 8
Repayments of short-term borrowings ..........................           --              --            (6,396)
Proceeds from long-term debt .................................           --            24,500            --
Repayments of long-term debt .................................             (4)        (12,523)         (5,915)
Distributions on company-obligated mandatorily redeemable
    preferred stock of subsidiary trust ......................         (2,829)           --              --
Other distributions to minority interests ....................           (663)           (366)           (339)
Purchase of common stock .....................................        (24,834)           --              --
Issuance of common stock .....................................          1,201            --             4,189
Dividends paid ...............................................         (9,437)         (3,570)           --
                                                                  -----------     -----------     -----------
Net cash provided by (used in) financing activities ..........        (25,470)         42,742          49,149
                                                                  -----------     -----------     -----------
Increase (decrease) in cash and cash equivalents .............         (1,186)          3,583          (5,963)
Cash and cash equivalents at beginning of year ...............          3,583            --             5,963
                                                                  -----------     -----------     -----------
Cash and cash equivalents at end of year .....................    $     2,397     $     3,583     $      --
                                                                  ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest .................................................    $     1,486     $       836     $     1,086
    Income taxes .............................................         55,997          26,302          23,032


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FBL Financial Group, Inc. (the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and Western Farm Bureau Life Insurance Company (Western Life). The Company currently markets its products, which consist primarily of individual life insurance policies and annuity contracts, to Farm Bureau members and other individuals and businesses in 15 midwestern and western states. Several subsidiaries support various functional areas of Farm Bureau Life, Western Life and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. As these functions relate directly to the primary business activities, these entities have been included in the life insurance business segment.

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

INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES

Fixed maturity securities, comprised of bonds and redeemable preferred stocks, that the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, net of certain adjustments (see Note 3). Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes.

MORTGAGE LOANS ON REAL ESTATE

Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan (discounted at the loan's effective interest rate), or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVESTMENT REAL ESTATE

Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in the consolidated balance sheet, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sales costs, of real estate owned decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be reduced or eliminated should the fair value of the property increase. Changes in this valuation allowance are recognized as realized gains or losses on investments. At December 31, 1997 and 1996, the Company had valuation allowances on its investment real estate totaling $0.1 million and $0.3 million, respectively.

OTHER INVESTMENTS

Policy loans are reported at unpaid principal balance. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts.

Other long-term investments include certain nontraditional investments and securities held by subsidiaries engaged in the broker-dealer or venture capital investment company industries. Nontraditional investments include a debt-related instrument and investment deposits which are reported at cost. In accordance with accounting practices for the broker-dealer and investment company industries, marketable securities held by subsidiaries in these industries are valued at market value if readily marketable or at fair value, as determined by the Board of Directors of the subsidiary holding the security, if not readily marketable. The resulting difference between cost and market is included in the statements of income as net investment income. Realized gains and losses are also reported as a component of net investment income. The Company recorded transfers from its venture capital subsidiary, which was dissolved during 1997, at fair value on the date of transfer, re-establishing a new cost basis for the security.

Securities and indebtedness of related parties include investments in partnerships and corporations over which the Company may exercise significant influence. Such investments are accounted for using the equity method. Changes in the value of the Company's investment in equity investees attributable to capital transactions of the investee, such as a public offering of stock, are recorded directly to stockholders' equity. Securities and indebtedness of related parties also includes advances and loans to the partnerships and corporations which are principally reported at cost.

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

MARKET VALUES

Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds. Market values of redeemable preferred stock and equity securities are based on the latest quoted market prices, or for those not readily marketable, generally at values which are representative of the market values of comparable issues.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE ACQUIRED

To the extent recoverable from future policy revenues and gross profits, certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrues on the unamortized balance at rates that range from 5.91% to 6.79%.

For participating traditional life insurance and interest sensitive products (principally universal life insurance policies and annuity contracts), these costs are being amortized generally in proportion to expected gross profits (after dividends to policyholders, if applicable) from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. For nonparticipating traditional life and accident and health insurance products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits. The deferred policy acquisition costs for property-casualty insurance are amortized over the effective period of the related insurance policies; deferred policy acquisition costs for these policies are charged to expense when such costs are deemed not to be recoverable from the related unearned premiums and any related investment income.

PROPERTY AND EQUIPMENT

Property and equipment, comprised primarily of home office properties, furniture and equipment, are reported at cost less allowances for depreciation. Depreciation expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $11.0 million, $10.0 million and $9.7 million, respectively.

GOODWILL

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Goodwill is generally being amortized on a straight-line basis over a period of 20 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the underlying business approximating fair value. The Company has not recorded any such writedowns during the years ended December 31, 1997, 1996 or 1995.

FUTURE POLICY BENEFITS

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.5% to 6.0%. The average rate of assumed investment yields used in estimating gross margins was 8.15% in 1997, 8.34% in 1996 and 8.14% in 1995. Accrued dividends for participating business are established for anticipated amounts earned to date for the period through the policy's next anniversary and are provided for as a separate liability. The declaration of future dividends for participating business is at the discretion of the Board of Directors. Participating business accounted for 42% of receipts from policyholders during the year ended December 31, 1997 and represented 19% of life insurance inforce at December 31, 1997.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The liabilities for future policy benefits for accident and health insurance are computed using a net level or two-year preliminary term method, including assumptions as to morbidity, mortality and interest and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

Interest crediting rates for interest sensitive products ranged from 4.00% to 7.00% in 1997 and from 4.00% to 7.50% in 1996 and 1995.

The unearned revenue reserve reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges (policy initiation fees) on interest sensitive products. These excess charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

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

Salvage and subrogation recoverables are estimated using statistical analysis. The salvage and subrogation recoverable amounts, which have been offset against reserves on property-casualty policies in the accompanying consolidated balance sheets, were $1.6 million and $1.2 million at December 31, 1997 and 1996, respectively.

Property-casualty insurance unearned premiums are calculated on a daily or monthly pro rata basis based upon the unexpired terms of the underlying policies.

GUARANTEE FUND ASSESSMENTS

From time to time assessments are levied on the Company's insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. During 1997, the Company adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which requires the accrual of such assessments. Prior to 1997, the Company recognized its obligation for guarantee fund assessments when such assessments were received and an asset was recorded for future premium tax offsets on assessments paid. The impact of adopting SOP 97-3 was not separately reported as a change in accounting principles because the impact of adoption was not material to the Company.

At December 31, 1997, the Company had an undiscounted reserve of $2.8 million to cover estimated future assessments on known insolvencies and had an asset totaling $3.9 million representing estimated premium tax offsets on paid and future assessments. Expenses incurred for guaranty fund assessments, net of related premium tax offsets, totaled $1.9 million (including $1.6 million related to the adoption of SOP 97-3), $0.1 million and $0.2 million during the years ended December 31, 1997, 1996 and 1995, respectively. It is estimated future guarantee fund assessments on known insolvencies will be paid during the three year period ended December 31, 2000 and substantially all the related future premium tax offsets will be realized during the six year period ended December 31, 2003. The Company believes the reserve for guarantee fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

RECOGNITION OF PREMIUM REVENUES AND COSTS

Revenues for interest sensitive products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.

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

The Company's property-casualty operations assume and cede reinsurance, principally as a participant in a reinsurance pooling agreement with certain affiliates. The Company's contracts are generally prospective and the cost of insurance is amortized over the contract periods in proportion to the amount of insurance protection provided. During 1996, the Company had one reinsurance contract with both retrospective and prospective provisions. The retrospective portion of the contract was accounted for separately and the related net loss relating to that portion of the contract was deferred and amortized over the remaining terms of the underlying policies in proportion to the amount of insurance protection provided.

OTHER INCOME AND OTHER EXPENSES

Other income and other expenses include revenue and expenses generated by the Company's various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. A portion of these activities are performed on behalf of affiliates of the Company. In addition, certain revenue generated by the Company's insurance subsidiaries have been classified as other income. During the years ended December 31, 1997, 1996 and 1995, revenues of the insurance subsidiaries included as other income aggregated $4.6 million, $3.2 million and $9.8 million, respectively. Lease income from leases with affiliates totaled $3.0 million for the year ended December 31, 1997 and $2.4 million for each of the years ended December 31, 1996 and 1995. Investment advisory fee income

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

from affiliates totaled $1.2 million, $0.9 million and $0.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (Statement) No. 128, "Earnings per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants. Under Statement No. 128, diluted earnings per share assumes the proceeds that would be received upon the exercise of all dilutive options and warrants would be used to repurchase the Company's common shares at the average market price of such stock during the period. Under prior rules, the higher of the average market price or ending market price was used. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement No. 128.

DIVIDENDS PER COMMON SHARE

During the years ended December 31, 1997 and 1996, the Company paid cash dividends totaling $0.40 and $0.07 per common share, respectively. No dividends were paid during the year ended December 31, 1995.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 financial statement presentation.

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

PENDING ACCOUNTING CHANGES

In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for reporting information about operating segments, products and markets. Generally, Statement No. 131 requires financial information to be reported on the basis on which it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Under Statement No. 131, it is anticipated that the Company will continue to report two primary operating segments: life and property-casualty. However, the non-insurance support operations, including investment advisory, marketing and distribution and leasing services, will no longer be part of the life insurance segment. While each of these non-insurance operations constitute a separate segment under the new rules, their operations do not currently meet the statement's quantitative thresholds for separate segment reporting. Accordingly, it is anticipated that such non-insurance operations will be aggregated and disclosed in total. While earlier application is allowed, Statement No. 131 is effective for and will be adopted in the fourth quarter of 1998.

Also in June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting comprehensive income and its components which include net income and items currently recorded directly in stockholders' equity such as unrealized gains and losses on fixed maturity securities classified as available for sale. The impact of Statement No. 130 is not expected to be material to the Company as the Statement does not change the computation or disclosure of net income or stockholders' equity. Statement No. 130 is effective for and will be adopted in the first quarter of 1998.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       STOCKHOLDERS' EQUITY AND MINORITY INTEREST

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

On April 29, 1996, the Company designated 5,000,000 shares of its preferred stock as Series A preferred stock and on July 18, 1996, such shares were exchanged for 5,000,000 shares of Class A common stock. The Series A preferred stock paid quarterly cash dividends of $0.25 per share and had voting rights identical to that of Class A common stock. As described below, the Series A preferred stock was redeemed during 1997.

On May 30, 1997, FBL Financial Group Capital Trust (the Trust), a consolidated wholly-owned subsidiary of the Company, issued $97.0 million of 5% Preferred Securities to the Company's majority stockholder, the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5% Preferred Securities and the related purchase by the Company of all of the Trust's common securities, the Company issued to the Trust $100.0 million principal amount of its 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes). The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 1997, 97,000 shares of 5% Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company.

Concurrent with the issuance of the 5% Preferred Securities, the Company purchased from the Iowa Farm Bureau Federation the Company's Series A preferred stock at its liquidation value of $100.0 million. In addition, the Company issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by the Company, at the option of the Company, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5% Preferred Securities were treated as noncash transactions for purposes of the statement of cash flows.

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

Holders of the Class A common stock and Series preferred stock, together as a group, and Class B common stock vote as separate classes on all issues. Only holders of the Class A common stock and Series preferred stock vote for the election of Class A Directors (three to five) and only holders of the Class B common stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of the Company's Class B common stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation, which owns 66.4% of the Company's voting stock as of December 31, 1997, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       INVESTMENT OPERATIONS

FIXED MATURITIES AND EQUITY SECURITIES

The following tables contain amortized cost and market value information on fixed maturities and equity securities at December 31, 1997 and 1996:

                                                                   HELD FOR INVESTMENT
                                            ---------------------------------------------------------------
                                                                  GROSS          GROSS
                                                               UNREALIZED      UNREALIZED       ESTIMATED
                                            AMORTIZED COST        GAINS          LOSSES       MARKET VALUE
                                            --------------   --------------  --------------  --------------
                                                                  (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
Bonds:
    Corporate securities...................  $       5,008   $          814  $          (8)  $        5,814
    Mortgage-backed securities.............        639,623           24,822         (1,833)         662,612
                                             -------------   --------------  --------------  --------------
Total fixed maturities.....................  $     644,631   $       25,636  $      (1,841)  $      668,426
                                             =============   ==============  ==============  ==============


                                                                    AVAILABLE FOR SALE
                                            ---------------------------------------------------------------
                                                                  GROSS          GROSS
                                                               UNREALIZED      UNREALIZED       ESTIMATED
                                            AMORTIZED COST        GAINS          LOSSES       MARKET VALUE
                                            --------------   --------------  --------------  --------------
                                                                  (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
Bonds:
    United States Government and agencies..  $     115,036   $        2,439  $        (147)  $      117,328
    State, municipal and other governments.         66,190            2,761           (128)          68,823
    Public utilities.......................        138,328            6,682           (495)         144,515
    Corporate securities...................        847,140           62,157         (6,472)         902,825
    Mortgage and asset-backed securities...        492,020           16,857         (1,310)         507,567
Redeemable preferred stock.................         29,496            1,618           (132)          30,982
                                             -------------   --------------  --------------  --------------
Total fixed maturities.....................  $   1,688,210   $       92,514  $      (8,684)  $    1,772,040
                                             =============   ==============  ==============  ==============

Equity securities..........................  $      60,509   $        4,657  $      (7,411)  $       57,755
                                             =============   ==============  ==============  ==============


                                                                   HELD FOR INVESTMENT
                                            ---------------------------------------------------------------
                                                                  GROSS          GROSS
                                                               UNREALIZED      UNREALIZED       ESTIMATED
                                            AMORTIZED COST        GAINS          LOSSES       MARKET VALUE
                                            --------------   --------------  --------------  --------------
                                                                 (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Bonds:
    Corporate securities...................  $       5,009   $          649  $          (9)  $        5,649
    Mortgage-backed securities.............        689,342           20,677         (6,500)         703,519
                                             -------------   --------------  --------------  --------------
Total fixed maturities.....................  $     694,351   $       21,326  $      (6,509)  $      709,168
                                             =============   ==============  ==============  ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                   AVAILABLE FOR SALE
                                            ---------------------------------------------------------------
                                                                  GROSS          GROSS
                                                               UNREALIZED      UNREALIZED       ESTIMATED
                                            AMORTIZED COST        GAINS          LOSSES       MARKET VALUE
                                            --------------   --------------  --------------  --------------
                                                                 (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Bonds:
    United States Government and agencies..  $     158,645   $          688  $      (2,323)  $      157,010
    State, municipal and other governments.         33,059            1,180            (84)          34,155
    Public utilities.......................        188,898            5,677         (1,785)         192,790
    Corporate securities...................        760,233           34,019        (13,070)         781,182
    Mortgage and asset-backed securities...        368,740            8,966         (3,417)         374,289
Redeemable preferred stock.................         33,173            1,439            (94)          34,518
                                             -------------   --------------  --------------  --------------
Total fixed maturities.....................  $   1,542,748   $       51,969  $     (20,773)  $    1,573,944
                                             =============   ==============  ==============  ==============

Equity securities..........................  $      74,792   $       31,061  $     (18,862)  $       86,991
                                             =============   ==============  ==============  ==============

Amortized cost of securities held by subsidiaries engaged in the broker-dealer and investment company industries was $4.3 million and $10.6 million at December 31, 1997 and 1996, respectively. Net unrealized appreciation on these securities as of December 31, 1997 and 1996, included gross unrealized gains of $0.1 million and $5.6 million, respectively. There were no gross unrealized losses on these securities at December 31, 1997, and gross unrealized losses totaled $0.3 million at December 31, 1996. Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   HELD FOR INVESTMENT             AVAILABLE FOR SALE
                                            -------------------------------  ------------------------------
                                                                ESTIMATED                       ESTIMATED
                                            AMORTIZED COST    MARKET VALUE   AMORTIZED COST   MARKET VALUE
                                            --------------   --------------  --------------  --------------
                                                                 (DOLLARS IN THOUSANDS)
Due in one year or less..................    $           -   $            -  $       28,832  $       28,889
Due after one year through five years....                -                -         187,614         194,091
Due after five years through ten years...            5,008            5,814         269,686         286,526
Due after ten years......................                -                -         680,562         723,985
                                             -------------   --------------  --------------  --------------
                                                     5,008            5,814       1,166,694       1,233,491
Mortgage and asset-backed securities.....          639,623          662,612         492,020         507,567
Redeemable preferred stocks..............                -                -          29,496          30,982
                                             -------------   --------------  --------------  --------------
                                             $     644,631   $      668,426  $    1,688,210  $    1,772,040
                                             =============   ==============  ==============  ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                                                                        DECEMBER 31,
                                                                                ---------------------------
                                                                                    1997           1996
                                                                                ------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Unrealized  appreciation  on fixed maturity and equity  securities  available
    for sale..............................................................      $     81,076   $     43,395
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs.....................................            (6,019)        (2,021)
    Value of insurance in force acquired..................................            (1,061)         1,104
    Unearned revenue reserve..............................................               709            382
Provision for deferred income taxes.......................................           (26,146)       (15,002)
                                                                                ------------   ------------
Net unrealized investment gains...........................................      $     48,559   $     27,858
                                                                                ============   ============

MORTGAGE LOANS ON REAL ESTATE

The Company's mortgage loan portfolio consists principally of commercial mortgage loans. The Company's lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions in which at least 20% of the Company's mortgage loan portfolio is invested during the years presented include: West South Central (25% in 1997 and 17% in 1996), which includes Oklahoma and Texas; Pacific (24% in 1997 and 26% in 1996), which includes California, Oregon and Washington; and Mountain (16% in 1997 and 22% in 1996), which includes Arizona, Colorado, Idaho, New Mexico, Utah and Wyoming. Mortgage loans on real estate have also been analyzed during the years presented by collateral types with office buildings (48% in 1997 and 1996) and retail facilities (33% in 1997 and 32% in 1996), representing the largest holdings.

The Company has also provided an allowance for possible losses against its mortgage loan portfolio. An analysis of this allowance for loan losses is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                     1997               1996             1995
                                                               ---------------    ---------------   --------------
                                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................   $        1,128     $          800    $         800
    Realized losses.........................................                -              2,983               10
    Uncollectible amounts written off, net of recoveries...              (316)            (2,655)             (10)
                                                               ---------------    ---------------   --------------
Balance at end of year......................................   $          812     $        1,128    $         800
                                                               ===============    ===============   ==============

Impaired loans (those loans in which the Company does not believe it will collect all amounts due according to the contractual terms of the respective loan agreements) totaled $0.3 million at December 31, 1997 and $4.0 million at December 31, 1996. No valuation allowance was established on the impaired loans at December 31, 1997, and a valuation allowance of $0.5 million was established at December 31, 1996.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NET INVESTMENT INCOME

Components of net investment income are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996              1995
                                                               --------------     --------------    --------------
                                                                             (DOLLARS IN THOUSANDS)
Fixed maturities:
   Held for investment......................................   $       53,726     $       56,062    $       50,050
   Available for sale.......................................          129,820            113,919           108,748
Equity securities...........................................            1,283              1,367             1,163
Mortgage loans on real estate...............................           26,160             24,791            23,850
Investment real estate......................................            4,902              5,024             4,970
Policy loans................................................            7,587              7,314             7,189
Other long-term investments.................................            3,143              3,860            26,249
Short-term investments......................................            4,142              3,825             3,344
Other.......................................................            4,523              3,680             5,667
                                                               --------------     --------------    --------------
                                                                      235,286            219,842           231,230
Less investment expenses....................................          (11,013)            (9,113)           (8,122)
                                                               --------------     --------------    --------------
Net investment income.......................................   $      224,273     $      210,729    $      223,108
                                                               ==============     ==============    ==============

Investment income from other long-term investments, which includes investments held by subsidiaries engaged in the broker-dealer and investment company industries, is comprised of:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996               1995
                                                               --------------     --------------    --------------
                                                                             (DOLLARS IN THOUSANDS)
Dividends, interest and other income........................   $        2,011     $          751    $          519
Net realized gain (loss) from investment transactions.......            6,288             (1,811)           25,810
Change in unrealized appreciation/depreciation of investments          (5,156)             4,920               (80)
                                                               --------------     --------------    --------------
                                                               $        3,143     $        3,860    $       26,249
                                                               ==============     ==============    ==============

During the year ended December 31, 1997, 13 securities with a total fair value of $15.0 million were transferred to Farm Bureau Life from the Company's venture capital subsidiary, upon its dissolution. During the year ended December 31, 1995, two securities with a total fair value of $27.6 million were transferred out of the subsidiary. Realized gains (recognized in net investment income) of $6.3 million and $24.6 million were recognized on the 1997 and 1995 transfers, respectively, although neither transfer had an impact on net income (as unrealized appreciation had been reported prior to the transfer).

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REALIZED AND UNREALIZED GAINS AND LOSSES

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments, excluding amounts attributed to investments held by subsidiaries engaged in the broker-dealer and investment company industries discussed above, are summarized below:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996              1995
                                                               --------------     --------------    --------------
                                                                             (DOLLARS IN THOUSANDS)
REALIZED
Fixed maturities - available for sale.......................   $        4,328     $        1,079    $        5,524
Equity securities...........................................           37,468             56,584              (647)
Mortgage loans on real estate...............................                -             (2,983)              (10)
Investment real estate......................................              (28)               411                (1)
Other long-term investments.................................             (300)              (154)             (158)
Securities and indebtedness of related parties..............             (487)            (1,387)            1,182
Notes receivable and other..................................                -               (757)               (7)
                                                               --------------     --------------    --------------
Realized gains on investments...............................   $       40,981     $       52,793    $        5,883
                                                               ==============     ==============    ==============

UNREALIZED
Fixed maturities:
   Held for investment......................................   $        8,978     $      (14,510)   $       60,854
   Available for sale.......................................           52,634            (36,256)          119,406
Equity securities...........................................          (14,953)             5,523             9,960
                                                               --------------     --------------    --------------

Change in unrealized appreciation/depreciation of investments  $       46,659     $      (45,243)   $      190,220
                                                               ==============     ==============    ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                               GROSS REALIZED     GROSS REALIZED
                                            AMORTIZED COST          GAINS              LOSSES          PROCEEDS
                                            --------------     --------------     --------------    --------------
                                                                    (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997
   Scheduled principal repayments and
     calls:
     Available for sale..................   $      180,918     $           42     $           (2)   $      180,958
     Held for investment.................           50,366                  -                  -            50,366
   Sales - available for sale............          111,069              6,492             (2,204)          115,357
                                            --------------     --------------     --------------    --------------
       Total.............................   $      342,353     $        6,534     $       (2,206)   $      346,681
                                            ==============     ==============     ==============    ==============


YEAR ENDED DECEMBER 31, 1996
   Scheduled principal repayments and
     calls:
     Available for sale..................   $      159,214     $            -     $            -    $      159,214
     Held for investment.................           43,023                  -                  -            43,023
   Sales - available for sale............           99,136              5,268             (3,689)          100,715
                                            --------------     --------------     --------------    --------------
       Total.............................   $      301,373     $        5,268     $       (3,689)   $      302,952
                                            ==============     ==============     ==============    ==============


YEAR ENDED DECEMBER 31, 1995
   Scheduled principal repayments and
     calls:
     Available for sale..................   $      121,276     $           12     $          (44)   $      121,244
     Held for investment.................           20,890                  -                  -            20,890
   Sales - available for sale............          134,986              7,371             (1,601)          140,756
                                            --------------     --------------     --------------    --------------
       Total.............................   $      277,152     $        7,383     $       (1,645)   $      282,890
                                            ==============     ==============     ==============    ==============

Realized losses totaling $0.5 million and $0.2 million were incurred during the years ended December 31, 1996 and 1995, respectively, as a result of writedowns for other than temporary impairment of fixed maturity securities.
No such writedowns were recorded during the year ended December 31, 1997.

Income taxes during the years ended December 31, 1997, 1996 and 1995 include a provision of $14.3 million, $18.5 million and $2.1 million, respectively, for the tax effect of realized gains.

OTHER

In December 1997, the Company acquired a 35% interest in an unaffiliated life insurance company for $25.0 million. The excess (approximately $5.1 million) of the carrying amount of the investment, which is classified as securities and indebtedness of related parties on the consolidated balance sheet, over the amount of underlying equity in net assets is attributable to goodwill and is being amortized over a 20 year period. The investment is being accounted for using the equity method. The insurance company underwrites and markets life insurance and annuity products throughout the United States.

Also in December 1997, the Company acquired all of the common stock of EquiTrust Life Insurance Company for $9.7 million. EquiTrust Life Insurance Company is a shell life insurance company licensed in 38 states. Goodwill totaling $1.5 million was recorded in connection with the acquisition and is being amortized over 20 years.

In February 1996, an equity investee of the Company completed an initial public offering which resulted in an increase of $4.9 million, net of $2.6 million in taxes, in the Company's share of the investee's stockholders' equity. This increase was credited directly to common stock, allocated proportionately among Class A common stock and Class B common stock based on shares outstanding. Subsequent to the public offering, the Company reclassified the investment to equity securities. The Company has sold the majority of its holdings in this investment and

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

realized gains of $24.3 million during the year ended December 31, 1997 and $50.4 million during the year ended December 31, 1996.

At December 31, 1997, affidavits of deposits covering investments with a carrying value totaling $2,085.4 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 1997, the Company had committed to provide additional funding for mortgage loans on real estate aggregating $10.4 million. These commitments arose in the normal course of business at terms which are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 1997, include: fixed maturities - $3.2 million; mortgage loans on real estate - $0.2 million; and other long-term investments - $1.6 million.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders' equity at December 31, 1997.

4.       FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 also excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements and allows companies to forego the disclosures when those estimates can only be made at excessive cost. Accordingly, the aggregate fair value amounts presented herein are limited by each of these factors and do not purport to represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

FIXED MATURITY SECURITIES: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds.

EQUITY SECURITIES: The fair values for equity securities are based on quoted market prices, where available. For equity securities that are not actively traded, estimated fair values are based on values of comparable issues.

MORTGAGE LOANS ON REAL ESTATE AND POLICY LOANS: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar loans.

OTHER LONG-TERM INVESTMENTS: The fair values for nontraditional debt instruments and investment deposits are estimated by discounting expected cash flows using interest rates currently being offered for similar investments. The fair values for investments held by subsidiaries in the broker-dealer and investment company industries are based on quoted market prices, where available. For holdings that are not actively traded, fair values are determined in good faith by the Board of Directors of the subsidiary holding the security.

CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the consolidated balance sheet for these instruments approximate their fair values.

SECURITIES AND INDEBTEDNESS OF RELATED PARTIES: Fair values for loans and advances are estimated by discounting expected cash flows using interest rates currently being offered for similar investments. As allowed by Statement No. 107, fair values are not assigned to investments accounted for using the equity method.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASSETS AND LIABILITIES OF SEPARATE ACCOUNTS: Separate account assets and liabilities are reported at estimated fair value in the Company's consolidated balance sheet.

FUTURE POLICY BENEFITS AND OTHER POLICYHOLDERS' FUNDS: Fair values of the Company's liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds and supplementary contracts) are stated at cash surrender value, the cost the Company would incur to extinguish the liability. The Company is not required to estimate the fair value of its liabilities under other contracts.

LONG-TERM DEBT: The fair values for long-term debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY TRUST:
Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of Statement No. 107:

                                                                         DECEMBER 31,
                                           -------------------------------------------------------------------------
                                                           1997                                 1996
                                           -----------------------------------   -----------------------------------
                                            CARRYING VALUE       FAIR VALUE       CARRYING VALUE      FAIR VALUE
                                           -----------------  ----------------   ----------------  -----------------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Fixed maturities:
   Held for investment..................    $       644,631    $      668,426     $      694,351    $      709,168
   Available for sale...................          1,772,040         1,772,040          1,573,944         1,573,944
Equity securities.......................             57,755            57,755             86,991            86,991
Mortgage loans on real estate...........            323,605           337,868            293,777           308,802
Policy loans............................            121,941           131,311            118,996           118,996
Other long-term investments.............             14,438            14,036             24,287            23,801
Cash and short-term investments.........             37,958            37,958             71,941            71,941
Securities and indebtedness of related
   parties..............................              5,451             5,829             11,658            12,292
Assets held in separate accounts........            138,409           138,409             79,043            79,043

MINORITY INTEREST - Company-obligated
   mandatorily redeemable preferred stock
   of subsidiary trust..................    $        97,000    $       54,921     $            -    $            -

LIABILITIES
Future policy benefits..................    $     1,013,503    $      988,535     $      978,307    $      950,870
Other policyholders' funds..............            221,675           221,675            211,029           211,029
Long-term debt..........................             24,577            24,583             24,581            24,590
Liabilities related to separate accounts            138,409           138,409             79,043            79,043


                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       REINSURANCE AND POLICY PROVISIONS

LIFE INSURANCE OPERATIONS

An analysis of the value of insurance in force acquired for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996              1995
                                                               --------------     --------------    --------------
                                                                              (DOLLARS IN THOUSANDS)
Excluding impact of net unrealized investment gains and losses:
   Balance at beginning of year.............................   $       18,824     $       18,900    $       19,571
   Accretion of interest during the year....................            1,062              1,226             1,250
   Amortization of asset....................................           (2,781)            (1,302)           (1,921)
                                                               --------------     --------------    --------------
Balance prior to impact of net unrealized investment gains
   and losses...............................................           17,105             18,824            18,900
Impact of net unrealized investment gains and losses........           (1,061)             1,104            (4,451)
                                                               --------------     --------------    --------------
Balance at end of year......................................   $       16,044     $       19,928    $       14,449
                                                               ==============     ==============    ==============

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 1998 - $1.0 million; 1999 - $1.0 million; 2000 - $1.1 million; 2001 - $1.1 million; 2002 - $1.1 million; and thereafter, through 2023 - $11.8 million.

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $0.5 million of coverage per individual life. The Company does not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $1,248.6 million (6.8% of total life insurance in force) at December 31, 1997 and $1,082.3 million (6.3% of total life insurance in force) at December 31, 1996.

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

No allowance for uncollectible amounts has been established against the Company's asset for reinsurance recoverable since none of the receivables are deemed to be uncollectible. Insurance premiums and product charges have been reduced by $6.0 million, $5.7 million and $14.9 million and insurance benefits have been reduced by $6.6 million, $5.1 million and $8.5 million during the years ended December 31, 1997, 1996 and 1995, respectively, as a result of cession agreements. The amount of reinsurance assumed is not significant.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unpaid claims on accident and health policies (entirely disability income products) include amounts for losses and related adjustment expense and are estimates of the ultimate net costs of all losses, reported and unreported. These estimates are subject to the impact of future changes in claim severity, frequency and other factors. The activity in the liability for unpaid claims and related adjustment expense, net of reinsurance, is summarized as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997                1996              1995
                                                               --------------     --------------    --------------
                                                                               (DOLLARS IN THOUSANDS)
 Unpaid claims liability, net of related reinsurance, at
    beginning of year.......................................   $       14,801     $       14,964    $       11,982
 Add:
    Provision for claims occurring in the current year......            8,289              5,334             5,522
    Increase (decrease) in estimated expense for claims
       occurring in the prior years.........................            3,038               (485)            2,251
                                                               --------------     --------------    --------------
 Incurred claim expense during the current year.............           11,327              4,849             7,773
 Deduct expense payments for claims occurring during:
    Current year............................................            2,010              1,996             2,306
    Prior years.............................................            2,919              3,016             2,485
                                                               --------------     --------------    --------------
                                                                        4,929              5,012             4,791
                                                               --------------     --------------    --------------
 Unpaid claims liability, net of related reinsurance, at end
    of year.................................................           21,199             14,801            14,964
 Active life reserve........................................           16,924             16,419            15,871
                                                               --------------     --------------    --------------
 Net accident and health reserves...........................           38,123             31,220            30,835
 Reinsurance ceded..........................................            2,940              2,498             1,819
                                                               --------------     --------------    --------------
 Gross accident and health reserves.........................   $       41,063     $       33,718    $       32,654
                                                               ==============     ==============    ==============

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

Property-casualty business written by Utah Insurance is currently pooled with business written by Farm Bureau Mutual Insurance Company and three other property-casualty affiliates (hereinafter, the Farm Bureau Mutual pool). Under the terms of the reinsurance agreement, Utah Insurance and the other affiliates cede to Farm Bureau Mutual Insurance Company all of their insurance business and assume back from Farm Bureau Mutual Insurance Company an amount equal to their participation in the pooling agreement. Also, losses, loss adjustment expenses, and other underwriting and administrative expenses are prorated among the companies on the basis of their participation in the pooling agreement. Through December 31, 1995, Utah Insurance's participation in the Farm Bureau Mutual pool (which only included three companies at the time) was 8%. On June 30, 1996, Utah Insurance's share of the pool was increased to 20%, retroactive to January 1, 1996. Effective January 1, 1997, Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company became full participants in the Farm Bureau Mutual pool and Utah Insurance's pool participation percentage decreased from 20% to 18%. Accordingly, the property-casualty results included in the statement of operations include that amount applicable to 8% of the Farm Bureau Mutual pool for the year ended December 31, 1995 and six months ended June 30, 1996, 20% of the Farm Bureau Mutual pool for the six month period ended December 31, 1996 and 18% of the Farm Bureau Mutual pool for the year ended December 31, 1997. Participation in the development on loss and loss adjustment expense reserves during the periods remain at the rate in effect when the underlying claims were incurred.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In accordance with retrospective accounting for reinsurance assumed, the property-casualty operating results for the first six months of 1996 attributable to the increase in the Farm Bureau Mutual pool percentage ($0.8 million loss) was deferred and amortized over the premium paying period of the underlying policies (generally 6 to 12 months). As a result of the increase in the Farm Bureau Mutual pool participation percentage, the Company recorded additional investments ($13.5 million), deferred policy acquisition costs ($1.6 million), other assets ($1.3 million), reserves and unearned premiums on property-casualty policies ($16.8 million) and other liabilities ($0.4 million). There was no significant transfer of assets or liabilities in connection with the decrease in Farm Bureau Mutual pool participation from 20% to 18% due primarily to the increase in the size of the pool with the addition of Western Agricultural Insurance Company and Western Farm Bureau Mutual Insurance Company.

Property-casualty premiums earned and losses and loss adjustment expenses incurred, reflect the following reinsurance amounts:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                   1997               1996               1995
                                                               --------------     --------------    --------------
                                                                              (DOLLARS IN THOUSANDS)
 PREMIUMS EARNED
 Direct premiums written....................................   $       29,230     $       27,256    $       26,244
 Assumed from non-affiliates................................                -                  1                 5
 Ceded to non-affiliates....................................             (630)              (670)             (615)
 Assumed from Farm Bureau Mutual pool.......................           50,934             32,264            18,851
 Ceded to Farm Bureau Mutual pool...........................          (28,600)           (26,587)          (25,634)
                                                               --------------     --------------    --------------
 Net premiums written.......................................           50,934             32,264            18,851
 Decrease (increase) in reserve for unearned premiums, net
    of reinsurance and effect of changes in reinsurance pool
    participation percentage................................           (1,954)               378              (150)
 Increase (decrease) in accrued retrospective premiums......             (231)               333                 8
                                                               --------------     --------------    --------------
 Total premiums earned......................................   $       48,749     $       32,975    $       18,709
                                                               ==============     ==============    ==============

 LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED
 Direct losses and loss adjustment expenses paid............   $       21,094     $       18,296    $       18,532
 Net ceded to non-affiliates................................           (1,138)              (241)               91
 Assumed from Farm Bureau Mutual pool.......................           34,871             23,484            13,030
 Ceded to Farm Bureau Mutual pool...........................          (19,956)           (18,055)          (18,623)
                                                               --------------     --------------    --------------
 Net losses and loss adjustment expenses paid...............           34,871             23,484            13,030
 Increase in losses and loss adjustment expense reserves,
    net of reinsurance and effect of changes in reinsurance
    pool participation percentage...........................            4,088              4,881               591
                                                               --------------     --------------    --------------
 Total losses and loss adjustment expenses incurred.........   $       38,959     $       28,365    $       13,621
                                                               ==============     ==============    ==============

The difference between premiums on a written and on an earned basis is not significant.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The activity in the reserves on property-casualty policies, net of reinsurance and salvage and subrogation recoverables, is summarized as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                     1997               1996              1995
                                                               --------------     --------------    --------------
                                                                              (DOLLARS IN THOUSANDS)
 Reserves on property-casualty policies (gross), beginning
    of year.................................................   $       43,189     $       29,984    $       28,828
 Less reinsurance recoverable on unpaid losses and loss
    adjustment expenses, beginning of year..................          (19,489)           (17,210)          (16,646)
                                                               --------------     --------------    --------------
 Reserve for losses and loss adjustment expenses, net of
    related reinsurance, beginning of year..................           23,700             12,774            12,182
Add:
    Provision for losses and loss adjustment expenses for
       claims occurring in the current year.................           40,655             29,495            14,529
    Decrease in estimated losses and loss adjustment
       expenses for claims occurring in the prior years.....           (1,696)            (1,130)             (908)
                                                               --------------     --------------    --------------
Incurred losses and loss adjustment expenses during the
    current year............................................           38,959             28,365            13,621
Reserves assumed with increase in reinsurance pool
    participation percentage................................                -              6,045                 -
Deduct loss and loss adjustment expense payments for
    claims occurring during:
    Current year............................................          (23,929)           (18,013)           (7,678)
    Prior years.............................................          (10,943)            (5,471)           (5,351)
                                                               --------------     --------------    --------------
                                                                      (34,872)           (23,484)          (13,029)
                                                               --------------     --------------    --------------
 Reserve for losses and loss adjustment expenses, net of
    related reinsurance, end of year........................           27,787             23,700            12,774
 Reinsurance recoverables on unpaid losses and loss
    adjustment expenses, end of year........................           18,677             19,489            17,210
                                                               --------------     --------------    --------------
Reserves on property-casualty policies (gross), end of year.   $       46,464     $       43,189    $       29,984
                                                               ==============     ==============    ==============

6.       INCOME TAXES

The Company files a consolidated federal income tax return with Utah Insurance, Farm Bureau Life and certain of its subsidiaries and FBL Financial Services, Inc. and its subsidiaries. The companies included in the consolidated federal income tax return each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. The companies file separate state income tax returns. Western Life files a separate federal income tax return.

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities within each entity. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income tax expenses (credits) are included in the consolidated financial statements as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996               1995
                                                               --------------     --------------    --------------
                                                                             (DOLLARS IN THOUSANDS)
Taxes provided in consolidated statements of income on:
    Income before minority interest in earnings of
       subsidiaries and equity income:
       Current..............................................   $       47,615     $       34,668    $       19,230
       Deferred.............................................           (9,270)             3,110            12,840
                                                               --------------     --------------    --------------
                                                                       38,345             37,778            32,070
    Equity income:
       Current..............................................            1,048              1,746              (212)
       Deferred.............................................               78                597             1,074
                                                               --------------     --------------    --------------
                                                                        1,126              2,343               862
Taxes provided in consolidated statement of changes in
    stockholders' equity:
    Change in net unrealized investment gains/losses -
       deferred.............................................           11,144             (5,357)           37,503
    Adjustment resulting from capital transaction of equity
       investee - deferred..................................                -              2,617                 -
    Adjustment resulting from the issuance of shares under
       stock option plan - current..........................             (335)                 -                 -
                                                               --------------     --------------    --------------
                                                                       10,809             (2,740)           37,503
                                                               --------------     --------------    --------------
                                                               $       50,280     $       37,381    $       70,435
                                                               ==============     ==============    ==============

The effective tax rate on income before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996               1995
                                                               --------------     --------------    --------------
                                                                             (DOLLARS IN THOUSANDS)
 Income before income taxes, minority interest in earnings
    of subsidiaries and equity income.......................   $      115,264     $      116,853    $       90,447
                                                               ==============     ==============    ==============

 Income tax at federal statutory rate (35%).................   $       40,342     $       40,899    $       31,657
 Tax effect (decrease) of:
    Tax-exempt interest income..............................             (604)              (559)             (586)
    Tax-exempt dividend income..............................           (1,213)            (1,257)             (803)
    State income taxes......................................              240                231             1,337
    Dividends on company-obligated mandatorily redeemable
      preferred stock of subsidiary trust...................             (990)                 -                 -
    Other items.............................................              570             (1,536)              465
                                                               --------------     --------------    --------------
 Income tax expense.........................................   $       38,345     $       37,778    $       32,070
                                                               ==============     ==============    ==============

The Internal Revenue Service (IRS) has examined the Company's tax years through 1994 and the Company is in the process of appealing the proposed adjustments to the IRS's Appeals Division for tax years 1988 through 1994. All tax years prior to 1993 are settled for Western Life. Management believes that any adjustments raised by the IRS as a result of their examinations will have an immaterial impact on the Company's financial statements.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1997 and 1996, is as follows:

                                                                               DECEMBER 31,
                                                                     -----------------------------
                                                                          1997            1996
                                                                     -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
Deferred income tax liabilities:
    Fixed maturity and equity securities.........................    $      36,452   $      25,402
    Deferred policy acquisition costs............................           53,101          48,367
    Value of insurance in force acquired.........................            5,613           6,961
    Deferred investment gains....................................                -          10,177
    Other........................................................           18,175          19,672
                                                                     -------------   -------------
                                                                           113,341         110,579

Deferred income tax assets:
    Future policy benefits.......................................          (44,071)        (44,030)
    Accrued dividends............................................           (3,533)         (3,209)
    Accrued pension costs........................................          (11,831)        (13,290)
    Other........................................................          (11,342)         (9,438)
                                                                     -------------   -------------
                                                                           (70,777)        (69,967)
                                                                     -------------   -------------
Deferred income tax liability....................................    $      42,564   $      40,612
                                                                     =============   =============

Prior to 1984, a portion of current income of the Company's life insurance subsidiaries was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account". The aggregate accumulation in this account at December 31, 1997 was $11.1 million and $0.7 million for Farm Bureau Life and Western Life, respectively. Should the policyholders' surplus account of Farm Bureau Life and Western Life exceed the limitation prescribed by federal income tax law, or should distributions be made by Farm Bureau Life and Western Life to the parent company in excess of $445.3 million and $136.9 million, respectively, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account since the Company contemplates no action and can foresee no events that would create such a tax.

Deferred income taxes were also reported on equity income. These taxes arise from the recognition of income and losses differently for purposes of filing federal income tax returns than for financial reporting purposes.

7.       CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $43.9 million from the FHLB as of December 31, 1997. As of December 31, 1997 and 1996, the Company had no outstanding debt under this credit arrangement.

The Company's long-term debt consists primarily of a lease-backed note payable with an outstanding balance of $24.5 million at December 31, 1997 and 1996. Interest on the note is charged at a variable rate equal to LIBOR plus 0.31% (6.03% at December 31, 1997 and 5.81% at December 31, 1996) with a maximum rate of 14.0% per annum. The note is due August 1999, and is secured by rentals to be received under certain operating leases with members of the consolidated group and other affiliates.

8.       RETIREMENT AND COMPENSATION PLANS

The Company participates with several affiliates in various defined benefit plans covering substantially all employees. The benefits of these plans are based primarily on years of service and employees' compensation. The Company and affiliates have adopted a policy of allocating the net periodic pension cost of the plans between themselves generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $8.3 million, $9.6 million and $8.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to January 1, 1996, the Company provided benefits to agents of the Company and certain of its affiliates through the Agents' Career Incentive Plan. Company contributions to the plan were based upon the individual agent's earned commissions and varied based upon the overall production level and the number of years of service. Company contributions charged to expense with respect to this plan during the year ended December 31, 1995 were $1.4 million. During 1996, in conjunction with a restructuring of the agents' compensation program, contributions to this plan were discontinued.

The Company has established deferred compensation plans for certain key current and former employees and has certain other benefit plans which provide for retirement and other benefits. These plans have been accrued or funded as deemed appropriate by management of the Company.

Certain of the assets related to these plans are on deposit with the Company and amounts relating to these plans are included in the financial statements herein. In addition, certain amounts included in the policy liabilities for interest sensitive products relate to deposit administration funds maintained by the Company on behalf of affiliates offering substantially the same benefit programs as the Company.

In addition to benefits offered under the aforementioned benefit plans, the Company and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service with the Company. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement pension expense aggregated $0.3 million, $0.2 million and $0.1 million for each of the years ended December 31, 1997, 1996 and 1995, respectively.

9.       STOCK COMPENSATION

During 1996, the Company adopted the 1996 Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. Option shares granted to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board. Option shares granted to officers and employees generally vest over a period up to five years contingent upon continued employment with the Company and have a contractual term of 10 years.

Information relating to stock options during 1997 and 1996 is as follows:

                                                                                 WEIGHTED-AVERAGE
                                                                  NUMBER OF       EXERCISE PRICE         TOTAL
                                                                   SHARES            PER SHARE       EXERCISE PRICE
                                                              ----------------   ----------------  -----------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Shares granted during 1996 and under option at
    December 31, 1996.......................................          821,232     $        17.67    $       14,511
    Granted.................................................           68,842              26.07             1,795
    Exercised...............................................           68,289              17.58             1,201
    Forfeited...............................................           19,949              17.61               351
                                                               --------------                       --------------
Shares under option at December 31, 1997....................          801,836              18.40    $       14,754
                                                               ==============                       ==============

Exercisable options:
    December 31, 1996.......................................          104,000     $        17.62    $        1,832
    December 31, 1997.......................................          257,165              17.99             4,626


                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information regarding stock options outstanding at December 31, 1997 is as follows:

                                                                                     CURRENTLY EXERCISABLE
                                                  WEIGHTED-                       -----------------------------
                                                  AVERAGE            WEIGHTED-                     WEIGHTED-
                                                 REMAINING            AVERAGE                      AVERAGE
                                 NUMBER         CONTRACTUAL       EXERCISE PRICE                EXERCISE PRICE
                              OUTSTANDING     LIFE (IN YEARS)       PER SHARE       NUMBER        PER SHARE
                            ---------------   ---------------    --------------  ------------  ---------------
Range of exercise prices:
   At $17.50..............        710,849         8.32           $    17.50            242,551    $    17.50
   $17.51 - $25.00........         72,664         8.99                24.01             10,614         23.64
   $25.01 - $32.50........         12,885         9.42                28.21              2,000         25.25
   $32.51 - $40.50........          5,438         9.81                37.44              2,000         40.50
                              -----------                                          -----------
   $17.50 - $40.50........        801,836         8.41                18.40            257,165         17.99
                              ===========                                          ===========

At December 31, 1997 and 1996, shares of Class A common stock available for grant as additional awards under the Plan totaled 879,875 and 928,768, respectively.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Under the alternative accounting method provided by Statement No. 123, compensation expense is recognized in an amount equal to the estimated fair value of stock options on the date of grant. The Company has not adopted the accounting provisions of Statement No. 123 because the valuation of non-traded stock options is highly subjective and, in management's opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

Pro forma information regarding net income and earnings per common share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                   1997               1996
                                                                              -------------      ------------
Risk-free interest rate.....................................................       6.34 %            6.50 %
Dividend yield..............................................................       1.60 %            1.60 %
Volatility factor of the expected market price..............................          0.12              0.12
Weighted-average expected life..............................................     5.1 years         5.1 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options and the subjective input assumptions can materially affect the fair value estimate produced by the Black-Scholes option valuation model.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  --------------------------
                                                                                      1997           1996
                                                                                  -----------    -----------
                                                                                 (DOLLARS IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)
Net income - as reported.......................................................   $    75,827    $    82,884
Net income - pro forma.........................................................        75,240         82,488
Earnings per common share - as reported........................................          4.05           3.74
Earnings per common share - pro forma..........................................          4.02           3.72
Earnings per common share - assuming dilution, as reported.....................          3.98           3.73
Earnings per common share - assuming dilution, pro forma.......................          3.97           3.72
Weighted-average fair value of options granted during the year.................          4.58           3.53


The pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

10.      STOCKHOLDERS' EQUITY OF SUBSIDIARIES

REDEEMABLE PREFERRED STOCK OF SUBSIDIARIES

Western Life is authorized to issue up to 100,000 shares of redeemable preferred stock in series at $200.00 per share. There were 22,517 and 24,017 preferred shares outstanding at December 31, 1997 and 1996, respectively, all of which are currently redeemable at the option of Western Life. Dividends accrue at fixed or variable rates depending on the series and can range from 7.5% to 15.0%. Under certain circumstances and with respect to certain matters, the holders of redeemable preferred stock are entitled to vote separately as a class. The redeemable preferred stock and related dividends are reported as minority interest in subsidiaries in the consolidated financial statements.

STATUTORY LIMITATIONS ON SUBSIDIARY DIVIDENDS

The ability of Farm Bureau Life and Western Life to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1998, Farm Bureau Life and Western Life could pay dividends to the parent company of approximately $37.8 million and $9.0 million, respectively, without prior approval of insurance regulatory authorities.

Similar restrictions exist with respect to the payments of dividends by Utah Insurance. Such restrictions are not considered to bear significantly on the ability of the Company to meet the obligations of any member of the consolidated group.

STATUTORY ACCOUNTING POLICIES

The financial statements of the Company's insurance subsidiaries included herein differ from related statutory-basis financial statements principally as follows:
(a) the bond portfolio is segregated into held-for-investment (carried at amortized cost) and available-for-sale (carried at fair value) classifications rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (d) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (e) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statement of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) declines in the estimated realizable value of investments are charged to

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the statement of income when such declines are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (h) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized in accordance with Statement No. 87, "Employers' Accounting for Pensions" rather than in accordance with rules and regulations permitted by the Employee Retirement Income Security Act of 1974; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary; and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

The Company's insurance subsidiaries reported the following statutory amounts to regulatory agencies, after appropriate elimination of intercompany accounts:

                                      CAPITAL AND SURPLUS                         NET INCOME (LOSS)
                                          DECEMBER 31,                          YEAR ENDED DECEMBER 31,
                                ---------------------------------  -------------------------------------------------
                                     1997              1996              1997             1996              1995
                                -------------     -------------     -------------    -------------     -------------
                                                              (DOLLARS IN THOUSANDS)
Life insurance subsidiaries.    $     360,782     $     344,965     $      85,342    $      83,008     $      54,441
Property-casualty insurance
    subsidiary..............           21,582            21,992              (129)          (3,096)            1,454
                                -------------     -------------     -------------    -------------     -------------
Total.......................    $     382,364     $     366,957     $      85,213    $      79,912     $      55,895
                                =============     =============     =============    =============     =============


The National Association of Insurance Commissioners (NAIC) is in the process of codifying statutory accounting practices (Codification). Codification will likely change, to some extent, prescribed statutory accounting practices and may result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory-basis financial statements. Codification, which is expected to be approved by the NAIC in 1998, will require adoption by the various state insurance departments before it becomes the prescribed statutory basis of accounting for insurance companies domesticated within those states. Accordingly, before Codification becomes effective for the Company's insurance subsidiaries, the respective states of domicile must adopt Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results. At this time it is unclear whether the respective states of domicile will adopt Codification.

11.      MANAGEMENT AND OTHER AGREEMENTS

The Company shares certain office facilities and services with the Iowa Farm Bureau Federation and its affiliated companies. These expenses are allocated by the Company on the basis of cost and time studies that are updated annually and consist primarily of salaries and related expenses, travel, and occupancy costs.

In addition, prior to January 1, 1996, the Company participated in a management agreement with Farm Bureau Management Corporation, a wholly-owned subsidiary of the Iowa Farm Bureau Federation. Under this agreement, Farm Bureau Management Corporation provided general business, administration and management services to the Company. During 1996, the Company assumed responsibility for providing a majority of these services for itself as well as Farm Bureau Management Corporation and other affiliates. During the years ended December 31, 1997, 1996 and 1995, the Company incurred expenses under this contract of $0.8 million, $2.6 million and $3.7 million, respectively. During 1997 and 1996, the Company earned management fee income of $0.2 million related to these services.

Effective January 1, 1996, the Company entered into marketing agreements with the property-casualty companies operating within its marketing territory, including Farm Bureau Mutual Insurance Company and other affiliates. Under the marketing agreements, the property-casualty companies assumed responsibility for development and management of the Company's agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. During the years ended December 31, 1997 and 1996, the Company paid $3.9 million and $3.6 million, respectively, to the property-casualty companies under these arrangements.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company is licensed by the Iowa Farm Bureau Federation to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, royalties of $0.6 million, $0.5 million and $0.3 million were paid to the Iowa Farm Bureau Federation for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has similar arrangements with Farm Bureau organizations in other states in its market territory. Total royalties paid to Farm Bureau organizations other than the Iowa Farm Bureau Federation in 1997, 1996 and 1995 were $1.2 million, $0.9 million and $0.6 million, respectively.

12.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 1997, management is not aware of any claims for which a material loss is reasonably possible.

In connection with an investment in a limited real estate partnership in 1996, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At December 31, 1997, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. At December 31, 1997 and 1996, the limited partnership had a $5.4 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual Insurance Company.

13.      EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
                                                                    1997               1996              1995
                                                               --------------     --------------    --------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Net income..............................................   $       75,827     $       82,884    $       59,628
    Dividends on Series A and B preferred stock.............           (2,171)            (2,250)                -
                                                               --------------     --------------    --------------
       Numerator for earnings per common share-income
           available to common stockholders.................   $       73,656     $       80,634    $       59,628
                                                               ==============     ==============    ==============

Denominator:
    Denominator for earnings per common share -
       weighted-average shares..............................       18,166,429         21,572,129        23,591,100

    Effect of dilutive securities - employee stock options..          319,189             63,067                 -
                                                               --------------     --------------    --------------
       Denominator for diluted earnings per common share -
           adjusted weighted-average shares.................       18,485,618         21,635,196        23,591,100
                                                               ==============     ==============    ==============
Earnings per common share...................................   $         4.05     $         3.74    $         2.53
                                                               ==============     ==============    ==============
Earnings per common share - assuming dilution...............   $         3.98     $         3.73    $         2.53
                                                               ==============     ==============    ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.      SEGMENT INFORMATION

The Company currently operates in two principal segments - life insurance (including traditional and universal life, annuity and accident and health coverages) and property-casualty insurance. Information concerning the Company's business segments for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                                    PROPERTY-
                                                                                    CASUALTY
                                             CONSOLIDATED      LIFE INSURANCE       INSURANCE          CORPORATE
                                            --------------     --------------     --------------     -------------
                                                                    (DOLLARS IN THOUSANDS)
Revenues, year ended December 31:
   1997..................................   $      483,158     $      429,691     $       53,199     $        268
   1996..................................          456,867            420,976             35,698              193
   1995..................................          405,985            385,480             20,489               16
 Income (loss) before income taxes,
   minority interest in earnings of
   subsidiaries and equity income, year
   ended December 31:
   1997..................................          115,264            114,881                677             (294)
   1996..................................          116,853            118,984             (2,046)             (85)
   1995..................................           90,447             88,500              2,083             (136)
 Identifiable assets, December 31:
   1997..................................        3,601,526          3,487,444            106,829            7,253
   1996..................................        3,368,192          3,264,037             99,577            4,578
   1995..................................        3,093,582          3,032,548             60,250              784


Corporate revenues and income (loss) noted above for 1997 and 1996 do not include $0.3 million in revenues that are eliminated in consolidation. In addition, at December 31, 1997 and 1996, identifiable assets for the Corporate segment do not include $3.5 million and $3.0 million, respectively, in intercompany receivables that are eliminated in consolidation. Other intercompany balances that are eliminated in consolidation are not significant to the respective segments. Corporate assets consist principally of cash, receivables from affiliates and short-term investments. Capital expenditures and depreciation and amortization are not considered material.

15.      SUBSEQUENT EVENT (UNAUDITED)

During the first quarter of 1998, the Company's Board of Directors approved a transaction whereby the Company will exchange its home office properties for 1,268,056 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The value of the transaction is $45.7 million, or $36.00 per common share. As a result of the exchange, the common shares outstanding at December 31, 1997 will decrease 1,268,056, or approximately seven percent.

The Company will lease a portion of the properties back from the Iowa Farm Bureau Federation under a 15-year operating lease. A gain on the transaction of approximately $21.0 million will be deferred by the Company and amortized over the term of the operating lease. The transaction is structured as a tax-free exchange of a real estate subsidiary and is expected to close in March 1998.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly results of operations are as follows:

                                                                             1997
                                              ---------------------------------------------------------------------
QUARTER ENDED                                    MARCH 31          JUNE 30          SEPTEMBER 30       DECEMBER 31
                                              --------------    --------------     --------------     -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges..............    $       45,051    $       50,658     $       47,843     $      45,704
Net investment income.....................            54,808            56,033             56,220            57,212
Realized gains on investments.............            21,837             2,116             10,533             6,495
Total revenues............................           128,077           115,783            121,668           117,630
Net income................................            26,553            12,838             20,124            16,312
Net income applicable to common stock.....            25,303            11,992             20,087            16,274
Earnings per common share.................    $         1.34     $        0.67     $         1.12     $        0.91
Earnings per common share - assuming
   dilution...............................    $         1.33     $        0.66     $         1.10     $        0.89


                                                                             1996
                                              ---------------------------------------------------------------------
QUARTER ENDED                                    MARCH 31          JUNE 30          SEPTEMBER 30       DECEMBER 31
                                              --------------    --------------     --------------     -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges..............    $       37,398    $       43,229     $       46,047     $      42,735
Net investment income.....................            52,428            52,208             50,706            55,387
Realized gains (losses) on investments....            (2,098)            1,515             16,529            36,847
Total revenues............................            93,320           102,940            119,804           140,803
Net income................................            10,889            13,575             20,486            37,934
Net income applicable to common stock.....            10,889            13,575             19,486            36,684
Earnings per common share.................    $         0.46    $         0.57     $         0.99     $        1.95
Earnings per common share - assuming
   dilution...............................    $         0.46    $         0.57     $         0.98     $        1.93


The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement No. 128.

Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year due primarily to transactions affecting the number of weighted average common shares outstanding in each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements. See index to Financial Statements on page 37 for a list of financial statements included in this Report.

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

         3. Exhibits.

               21    Subsidiaries of FBL Financial Group, Inc.
               23    Consent of Independent Auditors
               27    Financial Data Schedule

(b)      Reports on Form 8-K.

         A report on Form 8-K dated December 8, 1997, was filed with the Commission to report under Item 5, the announced formation of an alliance with American Equity Investment Life Holding Company.

         A report on Form 8-K dated December 18, 1997, was filed with the Commission to report under Item 5, the announced formation of an alliance with Berthel Fisher & Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March, 1998.

                                           FBL Financial Group, Inc.

                                           By: /s/ EDWARD M. WIEDERSTEIN
                                           ------------------------------
                                           Edward M. Wiederstein
                                           CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;


           Signature                              Title                       Date
------------------------------    ----------------------------------     --------------
/s/ THOMAS R. GIBSON              Chief Executive Officer and Director   March 17, 1998
-----------------------------     (Principal Executive Officer)
Thomas R. Gibson

/s/ JAMES W. NOYCE                Chief Financial Officer (Principal     March 17, 1998
-----------------------------     Financial and Accounting Officer)
James W. Noyce

/s/ EDWARD M. WIEDERSTEIN         Chairman of the Board and Director     March 17, 1998
-----------------------------
Edward M. Wiederstein

/s/ ROGER BILL MITCHELL           Second Vice Chair and Director         March 17, 1998
-----------------------------
Roger Bill Mitchell

/s/ KENNETH R. ASHBY              Director                               March 17, 1998
-----------------------------
Kenneth R. Ashby

                                  Director                               March 17, 1998
-----------------------------
Jerry L. Chicoine

                                  Director                               March 17, 1998
-----------------------------
Al Christopherson

/s/ JOHN W. CREER                 Director                               March 17, 1998
-----------------------------
John W. Creer

/s/ KENNY J. EVANS                Director                               March 17, 1998
-----------------------------
Kenny J. Evans

/s/ JACK M. GIVENS                Director                               March 17, 1998
-----------------------------
Jack M. Givens

/s/ GARY L. HALL                  Director                               March 17, 1998
-----------------------------
Gary L. Hall

/s/ JAMES K. HARMON               Director                               March 17, 1998
-----------------------------
James K. Harmon

/s/ KAREN J. HENRY                Director                               March 17, 1998
-----------------------------
Karen J. Henry



           Signature                              Title                       Date
------------------------------    ----------------------------------     --------------

/s/ RICHARD G. KJERSTAD           Director                               March 17, 1998
-----------------------------
Richard G. Kjerstad

/s/ DAVID L. MCCLURE              Director                               March 17, 1998
-----------------------------
David L. McClure

/s/ BRYCE P. NEIDIG               Director                               March 17, 1998
-----------------------------
Bryce P. Neidig

/s/ HOWARD D. POULSON             Director                               March 17, 1998
-----------------------------
Howard D. Poulson

/s/ FRANK S. PRIESTLEY            Director                               March 17, 1998
-----------------------------
Frank S. Priestley

/s/ JOHN J. VAN SWEDEN            Director                               March 17, 1998
-----------------------------
John J. Van Sweden

/s/ JOHN E. WALKER                Director                               March 17, 1998
-----------------------------
John E. Walker

/s/ RICHARD D. HARRIS             Senior Vice President, Secretary,      March 17, 1998
-----------------------------     Treasurer and Director
Richard D. Harris

/s/ STEPHEN M. MORAIN             Senior Vice President, General         March 17, 1998
-----------------------------     Counsel and Director
Stephen M. Morain


                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES



The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 16, 1998 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/ Ernst & Young LLP



Des Moines, Iowa
February 16, 1998

                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                            FBL FINANCIAL GROUP, INC.

                                DECEMBER 31, 1997

                    COLUMN A                             COLUMN B               COLUMN C               COLUMN D
-------------------------------------------------  ---------------------  ---------------------  ---------------------
                                                                                                    AMOUNT AT WHICH
                                                                                                     SHOWN IN THE
            TYPE OF INVESTMENT                               COST  (1)            VALUE              BALANCE SHEET
-------------------------------------------------  ---------------------  ---------------------  ---------------------
                                                                         (DOLLARS IN THOUSANDS)
 Fixed maturity securities, held for investment:
  Bonds:
    Corporate securities.........................   $       5,008         $        5,814          $       5,008
    Mortgage-backed securities...................         639,623                662,612                639,623
                                                   ---------------------  ---------------------  ---------------------
       Total ....................................         644,631         $      668,426                644,631
                                                                          =====================

 Fixed maturity securities, available for sale:
  Bonds:
    United States Government and agencies........         115,036                117,328                117,328
    State, municipal and other governments.......          66,190                 68,823                 68,823
    Public utilities.............................         138,328                144,515                144,515
    Corporate securities.........................         841,243                896,357                896,357
    Mortgage and asset-backed securities.........         492,020                507,567                507,567
    Convertible bonds............................           5,897                  6,468                  6,468
  Redeemable preferred stock.....................          29,496                 30,982                 30,982
                                                   ---------------------  ---------------------  ---------------------
       Total.....................................       1,688,210         $    1,772,040              1,772,040
                                                                          =====================

 Equity securities, available-for-sale:
  Common stocks:
    Public utilities.............................             359                    392                    392
    Banks, trusts, and insurance companies.......           7,105                  7,225                  7,225
    Industrial, miscellaneous, and all other.....          38,051                 35,106                 35,106
  Nonredeemable preferred stocks.................          14,994                 15,032                 15,032
                                                   ---------------------  ---------------------  ---------------------
       Total.....................................          60,509         $       57,755                 57,755
                                                                          =====================

 Mortgage loans on real estate...................         324,417                                       323,605   (2)
 Investment real estate..........................          40,010                                        39,942   (2)
 Policy loans....................................         121,941                                       121,941
 Other long-term investments.....................          14,626                                        14,438   (3)
 Short-term investments..........................          35,561                                        35,561
                                                   ---------------------                         ---------------------
                                                    $   2,929,905                                 $   3,009,913
                                                   =====================                         =====================

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

(3) Amount not equal to cost (Column B) because other long-term investments include securities held by broker-dealer and investment company subsidiaries which carry securities at market value. Also, an allowance for possible losses in deducted from cost to determine reported amount.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
                                                                                      1997               1996
                                                                                 --------------    ---------------
ASSETS
Cash and cash equivalents....................................................    $          409    $           489
Amounts receivable from affiliates...........................................             2,843              3,369
Amounts receivable from subsidiaries (eliminated in consolidation)...........             3,463              2,994
Current income taxes recoverable.............................................             1,356                 -
Other assets.................................................................             2,644                721
Investments in subsidiaries (eliminated in consolidation)....................           703,458            639,022
                                                                                 --------------    ---------------
       Total assets..........................................................    $      714,173    $       646,595
                                                                                 ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accrued expenses and other liabilities...................................    $        1,783    $           714
    Amounts payable to affiliates............................................               202                 61
    Amounts payable to subsidiaries (eliminated in consolidation)............             6,844              7,201
    Current income taxes payable.............................................                 -                 84
    Deferred income taxes....................................................                29                 13
    Long-term debt (eliminated in consolidation).............................           100,000                 -
                                                                                 --------------    ---------------
       Total liabilities.....................................................           108,858              8,073
Stockholders' equity:
    Preferred stock..........................................................             3,000            100,000
    Class A common stock.....................................................            42,907             43,773
    Class B common stock.....................................................             7,567              7,567
    Net unrealized investment gains of subsidiaries..........................            48,559             27,858
    Retained earnings........................................................           503,282            459,324
                                                                                 --------------    ---------------
       Total stockholders' equity............................................           605,315            638,522
                                                                                 --------------    ---------------
             Total liabilities and stockholders' equity......................    $      714,173    $       646,595
                                                                                 ==============    ===============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       1997             1996               1995
                                                                  -------------    --------------     -------------
Revenues:
    Net investment income.....................................    $          22    $           16     $          16
    Dividends from subsidiaries (eliminated in consolidation).           37,038            20,096            11,111
    Management fee income from affiliates.....................              247               182                 -
    Management fee income from subsidiaries (eliminated in
       consolidation).........................................              290               284                 -
                                                                  -------------    --------------     -------------
       Total revenues.........................................           37,597            20,578            11,127
Expenses:
    Interest expense (eliminated in consolidation)............            2,917                 -                 -
    General and administrative expenses.......................              562               278               152
                                                                  -------------    --------------     -------------
       Total expenses.........................................            3,479               278               152
                                                                  -------------    --------------     -------------
                                                                         34,118            20,300            10,975
Income taxes..................................................              975               (61)               52
                                                                  -------------    --------------     -------------
Income before equity in undistributed income of subsidiaries..           35,093            20,239            11,027
Equity in undistributed income of subsidiaries (eliminated in
    consolidation)............................................           40,734            62,645            48,601
                                                                  -------------    --------------     -------------
Net income....................................................           75,827            82,884            59,628
Dividends on Series A and B preferred stock...................           (2,171)           (2,250)                -
                                                                  -------------    --------------     -------------
Net income applicable to common stock.........................    $      73,656    $       80,634     $      59,628
                                                                  =============    ==============     =============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                       1997             1996               1995
                                                                  -------------    --------------     -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...........    $      (4,048)   $        1,104     $         (75)

INVESTING ACTIVITIES
    Investments in subsidiaries (eliminated in consolidation).                -           (17,500)           (3,698)
    Dividends and return of capital from subsidiaries
       (eliminated in consolidation)..........................           37,038            20,000                 -
                                                                  -------------    --------------     -------------
Net cash provided by (used in) investing activities...........           37,038             2,500            (3,698)

FINANCING ACTIVITIES
    Purchase of common stock..................................          (24,834)                -                 -
    Issuance of common stock..................................            1,201                 -             4,189
    Dividends paid............................................           (9,437)           (3,570)                -
                                                                  -------------    --------------     -------------
Net cash provided by (used in) financing activities...........          (33,070)           (3,570)            4,189
                                                                  -------------    --------------     -------------
Increase (decrease) in cash and cash equivalents..............              (80)               34               416
Cash and cash equivalents at beginning of year................              489               455                39
                                                                  -------------    --------------     -------------
Cash and cash equivalents at end of year......................    $         409    $          489     $         455
                                                                  =============    ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received (paid) during the year for income taxes.........    $        (111)   $           73     $           -
Noncash investing and financing activities:
    Investment in subsidiaries................................           (3,000)                -                 -
    Issuance of long-term debt................................          100,000                 -                 -
    Purchase of Series A preferred stock......................         (100,000)                -                 -
    Issuance of Series B preferred stock......................            3,000                 -                 -
                                                                  -------------    --------------     -------------
                                                                              -                 -                 -


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1. BASIS OF PRESENTATION

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

2. CASH DIVIDENDS FROM SUBSIDIARY

During the years ended December 31, 1997 and 1996, the parent company received cash dividends totaling $37.0 million and $5.0 million, respectively.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            FBL FINANCIAL GROUP, INC.

             COLUMN A                  COLUMN B        COLUMN C        COLUMN D         COLUMN E        COLUMN F
             --------               --------------  --------------  ---------------  --------------  ---------------
                                                    FUTURE POLICY
                                       DEFERRED       BENEFITS,
                                        POLICY         LOSSES,                            OTHER
                                     ACQUISITION     CLAIMS AND        UNEARNED       POLICYHOLDER        PREMIUM
                                        COSTS       LOSS EXPENSES      REVENUES           FUNDS           REVENUE
                                    --------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
December 31, 1997:
    Life insurance.................. $   181,916     $  2,304,004     $    23,530     $    236,479     $   140,507
    Property-casualty insurance.....       3,271           46,464          29,498                -          48,749
                                     -----------     ------------     -----------     ------------     -----------
Total............................... $   185,187     $  2,350,468     $    53,028     $    236,479     $   189,256
                                     ===========     ============     ===========     ============     ===========

December 31, 1996:
    Life insurance.................. $   164,277     $  2,215,422     $    22,215     $    226,234     $   136,434
    Property-casualty insurance.....       2,635           43,189          26,774                -          32,975
                                     -----------     ------------     -----------     ------------     -----------
Total............................... $   166,912     $  2,258,611     $    48,989     $    226,234     $   169,409
                                     ===========     ============     ===========     ============     ===========

December 31, 1995:
    Life insurance.................. $   136,771     $  2,102,201     $    20,081     $    215,242     $   129,333
    Property-casualty insurance.....       1,021           29,984          15,906                -          18,709
                                     -----------     ------------     -----------     ------------     -----------
Total............................... $   137,792     $  2,132,185     $    35,987     $    215,242     $   148,042
                                     ===========     ============     ===========     ============     ===========

              COLUMN A                 COLUMN G        COLUMN H        COLUMN I         COLUMN J        COLUMN K
              --------              --------------  --------------  ---------------  --------------   --------------
                                                       BENEFITS,      AMORTIZATION
                                                        CLAIMS,        OF DEFERRED
                                         NET          LOSSES AND         POLICY          OTHER
                                      INVESTMENT      SETTLEMENT      ACQUISITION      OPERATING         PREMIUMS
                                        INCOME         EXPENSES          COSTS          EXPENSES         WRITTEN
                                    --------------  --------------  ---------------  --------------   --------------
                                                                (DOLLARS IN THOUSANDS)
December 31, 1997:
    Life insurance.................. $    220,366    $     206,271   $       8,474    $     53,109
    Property-casualty insurance.....        3,907           38,959           8,666           4,889      $    50,934
                                     ------------    -------------   -------------    ------------      ===========
Total............................... $    224,273    $     245,230   $      17,140    $     57,998
                                     ============    =============   =============    ============

December 31, 1996:
    Life insurance.................. $    208,265    $     198,925   $       8,667    $     48,594
    Property-casualty insurance.....        2,464           28,365           6,843           2,344      $    32,264
                                     ------------    -------------   -------------    ------------      ===========
Total............................... $    210,729    $     227,290   $      15,510    $     50,938
                                     ============    =============   =============    ============

December 31, 1995:
    Life insurance.................. $    221,525    $     184,417   $       7,736    $     60,991
    Property-casualty insurance.....        1,583           13,621           2,991           1,713      $    18,851
                                     ------------    -------------   -------------    ------------      ===========
Total............................... $    223,108    $     198,038   $      10,727    $     62,704
                                     ============    =============   =============    ============

                           SCHEDULE IV - REINSURANCE
                            FBL FINANCIAL GROUP, INC.

             COLUMN A                 COLUMN B        COLUMN C         COLUMN D        COLUMN E         COLUMN F
             --------               --------------  --------------  ---------------  --------------  ---------------
                                                       CEDED TO      ASSUMED FROM                      PERCENT OF
                                                        OTHER            OTHER                           AMOUNT
                                     GROSS AMOUNT     COMPANIES       COMPANIES        NET AMOUNT     ASSUMED TO NET
                                    --------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
Year ended December 31, 1997:
    Life insurance in force, at end
      of year....................... $ 18,380,799    $  1,248,564     $         -     $ 17,132,235             -
                                     ============    ============     ===========     ============      ===========
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges..................... $     49,793    $      1,814     $         -     $     47,979
      Traditional life insurance
        and accident and health
        premiums....................       96,708           4,180               -           92,528
      Property-casualty premiums....       28,460          28,461          48,750           48,749         100.0  %
                                     -----------     ------------     -----------     ------------      -----------
                                     $    174,961    $     34,455     $    48,750     $    189,256          25.8  %
                                     ============    ============     ===========     ============      ===========

Year ended December 31, 1996:
    Life insurance in force, at end
      of year....................... $ 17,195,432    $  1,082,311     $         -     $ 16,113,121             -
                                     ============    ============     ===========     ============      ===========
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges..................... $     45,549    $      1,895     $         -     $     43,654             -
      Traditional life insurance
        and accident and health
        premiums....................       96,567           3,787               -           92,780             -
      Property-casualty premiums....       26,807          26,810          32,978           32,975         100.0  %
                                     ------------    ------------     -----------     ------------      -----------
                                     $    168,923    $     32,492     $    32,978     $    169,409          19.5  %
                                     ============    ============     ===========     ============      ===========

Year ended December 31, 1995:
    Life insurance in force, at end
      of year....................... $ 16,208,497    $    953,828     $         -     $ 15,254,669             -
                                     ============    ============     ===========     ============      ===========
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges..................... $     45,505    $      1,783     $         -     $     43,722             -
      Traditional life insurance
        and accident and health
        premiums....................       98,682          13,071               -           85,611             -
      Property-casualty premiums....       26,093          26,240          18,856           18,709         100.8  %
                                     ------------    ------------     -----------     ------------      -----------
                                     $    170,280    $     41,094     $    18,856     $    148,042          12.7  %
                                     ============    ============     ===========     ============      ===========
