Form 10-K/A
period 1997-12-31
FBL FINANCIAL GROUP INC
filed 1998-04-06
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A No. 1


(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997

or

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
Commission File Number:  1-11917

FBL Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Iowa
(State or other jurisdiction of incorporation or organization)
42-1411715
(I.R.S. Employer Identification No.)

5400 University Avenue, West Des Moines, Iowa
(Address of principal executive offices)
50266
(Zip Code)

Registrant's telephone number, including area code (515) 225-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class 	Name of each exchange on which registered

Class A Common Stock, Without Par Value		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (para. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
/X/ Yes  / / No

Aggregate market value of Class A Common Stock held by non-affiliates of the registrant (computed as of March 4, 1998):
$325,241,437.

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


This report is an amendment to FBL Financial Group, Inc.'s (the Company) annual report on Form 10-K for the year ended December 31, 1997. The report is being amended for the addition of Exhibit
27.1 which includes restated financial data schedules for the year ended December 31, 1996, three month period ended March 31, 1997, six month period ended June 30, 1997 and nine month period ended September 30, 1997. The earnings per share amounts in these schedules have been restated in connection with the Company's adoption of Financial Accounting Standard No. 128, "Earning per Share". Item 14 has been amended for the addition of Exhibit 27.1 "Restated Financial Data Schedules".

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

								FBL Financial Group, Inc.


								By:/s/ James W. Noyce
								James W. Noyce
								Chief Financial Officer


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

3. Exhibits.

21	Subsidiaries of FBL Financial Group, Inc.
23	Consent of Independent Auditors
27 Financial Data Schedule
27.1  Restated Financial Data Schedules

(b)	Reports on Form 8-K.

A report on Form 8-K dated December 8, 1997, was filed with the Commission to report under Item 5, the announced formation of an alliance with American Equity Investment
Life Holding Company.

A report on Form 8-K dated December 18, 1997, was filed with the Commission to report under Item 5, the announced formation of an alliance with Berthel Fisher & Company.