Form 10-Q
period 1998-03-31
FBL FINANCIAL GROUP INC
filed 1998-05-14
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________________ to____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,306,720 shares of Class A common stock and 1,192,990 shares of Class B common stock as of April 30, 1998.

ITEM 1. FINANCIAL STATEMENTS


                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      1998              1997
                                                                                   -----------      -----------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 1998 - $641,844; 1997 -
        $663,315) ...........................................................      $   619,626      $   639,598
     Available for sale, at market (amortized cost: 1998 - $1,701,484; 1997 -
        $1,629,950) .........................................................        1,785,165        1,711,578
   Equity securities, at market (cost: 1998 - $53,572; 1997 - $60,500) ......           53,727           57,736
   Mortgage loans on real estate ............................................          317,768          323,605
   Investment real estate, less allowances for depreciation of $3,185 in 1998
     and $2,682 in 1997 .....................................................           40,915           39,942
   Policy loans .............................................................          122,308          121,941
   Other long-term investments ..............................................           14,262           14,438
   Short-term investments ...................................................           36,937           32,073
                                                                                   -----------      -----------
Total investments ...........................................................        2,990,708        2,940,911

Cash and cash equivalents ...................................................            5,363            2,397
Securities and indebtedness of related parties ..............................           63,613           64,442
Accrued investment income ...................................................           33,782           33,894
Accounts and notes receivable ...............................................            2,607            1,401
Amounts receivable from affiliates ..........................................           10,364            3,656
Reinsurance recoverable .....................................................            7,003            9,789
Deferred policy acquisition costs ...........................................          187,708          181,916
Value of insurance in force acquired ........................................           15,857           16,044
Property and equipment, less allowances for depreciation of $35,848 in 1998
   and $48,847 in 1997 ......................................................           39,939           63,481
Current income taxes recoverable ............................................            4,769           11,925
Goodwill, less accumulated amortization of $2,961 in 1998 and $2,792 in
   1997 .....................................................................           10,471           10,640
Other assets ................................................................           16,867           15,949
Assets of discontinued operations ...........................................             --            106,672
Assets held in separate accounts ............................................          163,075          138,409




                                                                                   -----------      -----------
        Total assets ........................................................      $ 3,552,126      $ 3,601,526
                                                                                   ===========      ===========

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                    1998             1997
                                                                                 -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products .......................................      $ 1,582,560      $ 1,578,794
        Traditional life insurance and accident and health products .......          717,169          711,722
        Unearned revenue reserve ..........................................           24,007           23,530
     Other policy claims and benefits .....................................            9,530           13,488
                                                                                 -----------      -----------
                                                                                   2,333,266        2,327,534
   Other policyholders' funds:
     Supplementary contracts without life contingencies ...................          141,307          137,398
     Advance premiums and other deposits ..................................           85,152           85,280
     Accrued dividends ....................................................           14,146           13,801
                                                                                 -----------      -----------
                                                                                     240,605          236,479

   Long-term debt .........................................................           24,575           24,577
   Amounts payable to affiliates ..........................................               77               60
   Deferred income taxes ..................................................           43,133           43,592
   Other liabilities ......................................................           71,764           44,939
   Liabilities of discontinued operations .................................             --             79,118
   Liabilities related to separate accounts ...............................          163,075          138,409
                                                                                 -----------      -----------
        Total liabilities .................................................        2,876,495        2,894,708

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock of subsidiary
     trust ................................................................           97,000           97,000
   Other ..................................................................            4,503            4,503

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares ..            3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 32,301,720 shares in 1998 and 34,732,448 shares
     in 1997 ..............................................................           40,970           42,907
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ..............................            7,567            7,567
   Accumulated comprehensive income - net unrealized investment gains .....           50,814           48,559
   Retained earnings ......................................................          471,777          503,282
                                                                                 -----------      -----------
     Total stockholders' equity ...........................................          574,128          605,315
                                                                                 -----------      -----------
        Total liabilities and stockholders' equity ........................      $ 3,552,126      $ 3,601,526
                                                                                 ===========      ===========


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ---------------------------
                                                                                         1998             1997
                                                                                      ----------       ----------
Revenues:
    Interest sensitive product charges .........................................      $   12,478       $   11,296
    Traditional life insurance and accident and health premiums ................          23,018           22,548
    Net investment income ......................................................          56,070           53,882
    Realized gains on investments ..............................................           1,312           21,836
    Other income ...............................................................           7,677            6,285
                                                                                      ----------       ----------
       Total revenues ..........................................................         100,555          115,847
Benefits and expenses:
    Interest sensitive product benefits ........................................          31,873           30,419
    Traditional life insurance and accident and health benefits ................          13,148           14,179
    Increase in traditional life and accident and health future policy benefits            5,345            5,521
    Distributions to participating policyholders ...............................           6,585            6,671
    Underwriting, acquisition and insurance expenses ...........................          15,570           14,984
    Interest expense ...........................................................             370              376
    Other expenses .............................................................           5,964            4,484
                                                                                      ----------       ----------
       Total benefits and expenses .............................................          78,855           76,634
                                                                                      ----------       ----------
                                                                                          21,700           39,213
Income taxes ...................................................................          (7,025)         (13,218)
 Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily redeemable preferred stock of
       subsidiary trust ........................................................          (1,213)            --
    Other ......................................................................             (84)             (89)
Equity income (loss), net of related income taxes ..............................            (302)             623
                                                                                      ----------       ----------
Income from continuing operations ..............................................          13,076           26,529
Discontinued operations:
    Income from property-casualty operations, net of related income tax expense
       (benefit) of $36 for 1998 and $(80) for 1997 ............................             287               24
    Gain on disposal of property-casualty operations, net of related income tax
       benefit of $973 for 1998 ................................................             179             --
                                                                                      ----------       ----------
Net income .....................................................................          13,542           26,553
Dividends on Series A and B preferred stock ....................................             (37)          (1,250)
                                                                                      ----------       ----------
Net income applicable to common stock ..........................................      $   13,505       $   25,303
                                                                                      ==========       ==========

Earnings per common share:
    Income from continuing operations ..........................................      $     0.36       $     0.67
    Discontinued operations ....................................................            0.02             --
                                                                                      ----------       ----------
    Earnings per common share ..................................................      $     0.38       $     0.67
                                                                                      ==========       ==========
Earnings per common share - assuming dilution:
    Income from continuing operations ..........................................      $     0.35       $     0.66
    Discontinued operations ....................................................             .02             --
                                                                                      ----------       ----------
    Earnings per common share - assuming dilution ..............................      $     0.37       $     0.66
                                                                                      ==========       ==========


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         NET
                                                        CLASS A         CLASS B       UNREALIZED                         TOTAL
                                        PREFERRED       COMMON          COMMON        INVESTMENT      RETAINED       STOCKHOLDERS'
                                          STOCK          STOCK           STOCK          GAINS         EARNINGS          EQUITY
                                        ---------      ---------       ---------      ---------       ---------       ---------
Balance at January 1, 1997 .......      $ 100,000      $  43,773       $   7,567      $  27,858       $ 459,324       $ 638,522
  Net income for three months
    ended March 31, 1997 .........           --             --              --             --            26,553          26,553
  Change in net unrealized
     investment gains/losses .....           --             --              --          (25,447)           --           (25,447)
                                                                                                                      ---------
  Accumulated comprehensive
    income .......................                                                                                        1,106
  Dividends on preferred stock ...           --             --              --             --            (1,250)         (1,250)
  Dividends on common stock ......           --             --              --             --            (1,886)         (1,886)
                                        ---------      ---------       ---------      ---------       ---------       ---------
Balance at March 31, 1997 ........      $ 100,000      $  43,773       $   7,567      $   2,411       $ 482,741       $ 636,492
                                        =========      =========       =========      =========       =========       =========

Balance at January 1, 1998 .......      $   3,000      $  42,907       $   7,567      $  48,559       $ 503,282       $ 605,315
  Net income for three months
    ended March 31, 1998 .........           --             --              --             --            13,542          13,542
  Change in net unrealized
    investment gains/losses ......           --             --              --            2,255            --             2,255
                                                                                                                      ---------
  Accumulated comprehensive
    income .......................                                                                                       15,797
  Exchange of properties for
    2,536,112 shares of common
    stock ........................           --           (3,340)           --             --           (42,310)        (45,650)
  Issuance of 105,384 shares of
    common stock under stock
    option plan, including related
    income tax benefit ...........           --            1,403            --             --              --             1,403
  Dividends on preferred stock ...           --             --              --             --               (37)            (37)
  Dividends on common stock ......           --             --              --             --            (2,700)         (2,700)
                                        ---------      ---------       ---------      ---------       ---------       ---------
Balance at March 31, 1998 ........      $   3,000      $  40,970       $   7,567      $  50,814       $ 471,777       $ 574,128
                                        =========      =========       =========      =========       =========       =========


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                 --------------------------
                                                                                    1998            1997
                                                                                 ----------      ----------
OPERATING ACTIVITIES
 Continuing operations:
    Net income .............................................................
    Adjustments to reconcile net income to net cash provided by continuing       $   13,076      $   26,529
       operations:
       Adjustments related to interest sensitive products:
            Interest credited to account balances ..........................         26,827          26,555
            Charges for mortality and administration .......................        (12,580)        (11,687)
            Deferral of unearned revenues ..................................            640             539
            Amortization of unearned revenue reserve .......................           (147)           (148)
       Provision for depreciation and amortization .........................          2,171           4,165
       Net gains and losses related to investments held by broker-dealer and
           investment company subsidiaries .................................            (77)         (1,617)
       Realized gains on investments .......................................         (1,312)        (21,836)
       Increase in traditional life and accident and health benefit accruals          5,343           5,228
       Policy acquisition costs deferred ...................................         (6,860)         (6,727)
       Amortization of deferred policy acquisition costs ...................          1,695           2,154
       Provision for deferred income taxes .................................         (1,039)         (9,400)
       Other ...............................................................          6,201          10,052
                                                                                 ----------      ----------
Net cash provided by continuing operations .................................         33,938          23,807
Discontinued operations:
    Net income .............................................................            287              24
    Adjustments to reconcile net income to net cash provided by discontinued
       operations ..........................................................          2,185           3,686
                                                                                 ----------      ----------
Net cash provided by discontinued operations ...............................          2,472           3,710
                                                                                 ----------      ----------
Net cash provided by operating activities ..................................         36,410          27,517

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment .................................         20,613          10,440
    Fixed maturities - available for sale ..................................         81,310          86,486
    Equity securities ......................................................          8,030          55,121
    Mortgage loans on real estate ..........................................         10,626           9,208
    Investment real estate .................................................             89             280
    Policy loans ...........................................................          6,840           6,817
    Other long-term investments ............................................            253           7,321
                                                                                 ----------      ----------
                                                                                    127,761         175,673

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                  --------------------------
                                                                                     1998            1997
                                                                                  ----------      ----------
INVESTING ACTIVITIES (CONTINUED):
Acquisition of investments:
    Fixed maturities - held for investment ..................................     $     --        $      (24)
    Fixed maturities - available for sale ...................................       (151,636)       (138,448)
    Equity securities .......................................................           (688)        (27,295)
    Mortgage loans on real estate ...........................................         (4,815)        (16,373)
    Investment real estate ..................................................         (1,390)           (153)
    Policy loans ............................................................         (7,207)         (7,760)
    Other long-term investments .............................................           --               (99)
    Short-term investments - net ............................................         (4,864)         (9,951)
                                                                                  ----------      ----------
                                                                                    (170,600)       (200,103)

 Proceeds from disposal, repayments of advances and other distributions from
    equity investees ........................................................          1,381           1,649
Investments in and advances to equity investees .............................           (936)           (673)
Net purchases of property and equipment and other ...........................         (3,556)         (5,219)
Investing activities of discontinued operations .............................         (2,474)         (3,709)
Net proceeds from the sale of discontinued operations .......................         24,844            --
                                                                                  ----------      ----------
Net cash used in investing activities .......................................        (23,580)        (32,382)

FINANCING ACTIVITIES
 Receipts from interest sensitive products credited to policyholder account
    balances ................................................................         70,648          71,250
Return of policyholder account balances on interest sensitive products ......        (77,220)        (62,029)
Repayments of long-term debt ................................................             (2)           --
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ........................................................         (1,213)           --
Other distributions to minority interests ...................................           (268)           (268)
Issuance of common stock ....................................................            928            --
Dividends paid ..............................................................         (2,737)         (3,136)
                                                                                  ----------      ----------
Net cash used in financing activities .......................................         (9,864)          5,817
                                                                                  ----------      ----------
Increase in cash and cash equivalents .......................................          2,966             952
Cash and cash equivalents at beginning of year ..............................          2,397           3,583
                                                                                  ----------      ----------
Cash and cash equivalents at end of year ....................................     $    5,363      $    4,535
                                                                                  ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
    Interest ................................................................     $      363      $      369
    Income taxes ............................................................           (210)          9,810



                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K.

2.       STOCKHOLDERS' EQUITY

STOCK SPLIT
On March 17, 1998, the Company's Board of Directors approved a two-for-one common stock split payable in the form of a 100% stock dividend to stockholders of record as of April 6, 1998. The additional shares were distributed April 17, 1998. All references to the number of common shares and per share amounts in this report have been restated as appropriate to reflect the effect of the share dividend for all periods presented.

As required by the Company's Articles of Incorporation, holders of the Class B common stock received Class A common shares in payment of the share dividend. In addition, the 5.0 million shares of Series B preferred stock have non-dilutive voting rights. As a result, voting rights on these shares increased proportionately while the number of shares outstanding did not change.

EXCHANGE OF HOME OFFICE PROPERTIES
On March 30, 1998, the Company exchanged a subsidiary owning its home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation, its majority shareholder. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. The transaction was accounted for as a noncash financing activity for purposes of the statements of cash flows.

The Company is leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. A gain on the transaction of approximately $21.0 million was deferred by the Company and will be amortized over the term of the operating lease.

3.       DISCONTINUED OPERATIONS

On March 31, 1998, the Company sold its wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. As a result of the sale, which was approved by the Company's Board of Directors on March 17, 1998, the Company no longer has property-casualty operations. Prior year financial statements have been restated to reflect the operations of Utah Insurance as discontinued.

The Company received $25.0 million in cash on the date of the sale, resulting in a $0.2 million gain net of related income taxes. The tax benefit recorded in connection with the sale ($1.0 million) is greater than the prevailing federal income tax rate due to the reversal of cumulative temporary differences between the book and income tax bases of Utah Insurance's assets and liabilities. The Company may receive additional consideration during each of the five years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis. The Company has not accrued any contingent consideration as such amounts, if any, cannot be reasonably estimated as of March 31, 1998. Any receipts as a result of the earn-out provision will be recorded as an adjustment to the gain on the disposal of the discontinued segment.

Revenues from discontinued operations for the three months ended March 31, 1998 and 1997 totaled $12.9 million and $12.2 million, respectively.

4.       INVESTMENT OPERATIONS

Fixed maturity securities, comprised of bonds and redeemable preferred stocks, that the Company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available-for-sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, net of related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes.

Net unrealized investment gains as reported were comprised of the following:

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   1998             1997
                                                                                ----------       ----------
                                                                                   (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available
    for sale .............................................................      $   83,836       $   81,076
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ....................................          (5,392)          (6,019)
    Value of insurance in force acquired .................................          (1,024)          (1,061)
    Unearned revenue reserve .............................................             725              709
Provision for deferred income taxes ......................................         (27,351)         (26,146)
                                                                                ----------       ----------
                                                                                    50,794           48,559
Proportionate share of net unrealized investment gains of equity investees              20             --
                                                                                ----------       ----------
Net unrealized investment gains ..........................................      $   50,814       $   48,559
                                                                                ==========       ==========

5.       COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

During the three months ended March 31, 1998 and 1997, comprehensive income totaled $15.8 million and $1.1 million, respectively.

6.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------------
                                                                                       1998                  1997
                                                                                  -------------         -------------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income from continuing operations ....................................        $      13,076         $      26,529
    Income from discontinued operations ..................................                  466                    24
                                                                                  -------------         -------------
    Net income ...........................................................               13,542                26,553
    Dividends on Series A and B preferred stock ..........................                  (37)               (1,250)
                                                                                  -------------         -------------
       Numerator for earnings per common share-income available to common
           stockholders ..................................................        $      13,505         $      25,303
                                                                                  =============         =============

Denominator:
    Denominator for earnings per common share - weighted-average  shares .           35,945,204            37,719,600

    Effect of dilutive securities - employee stock options ...............              796,030               395,296
                                                                                  -------------         -------------
       Denominator for diluted earnings per common share - adjusted
           weighted-average shares .......................................           36,741,234            38,114,896
                                                                                  =============         =============

Earnings per common share:
    Income from continuing operations ....................................        $        0.36         $        0.67
    Discontinued operations ..............................................                 0.02                  --
                                                                                  -------------         -------------
    Earnings per common share ............................................        $        0.38         $        0.67
                                                                                  =============         =============
Earnings per common share - assuming dilution:
    Income from continuing operations ....................................        $        0.35         $        0.66
    Discontinued operations ..............................................                  .02                  --
                                                                                  -------------         -------------
    Earnings per common share - assuming dilution ........................        $        0.37         $        0.66
                                                                                  =============         =============

For purposes of the calculation of earnings per common share, dividends on Series A and B preferred stock are applicable to continuing operations.

7.       CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $54.0 million from the FHLB as of March 31, 1998. The Company had no outstanding debt under this credit arrangement as of March 31, 1998 or December 31, 1997.

8.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31, 1998, management is not aware of any claims for which a material loss is reasonably possible.

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

During the first quarter of 1998, the Company entered into a 15-year operating lease with the Iowa Farm Bureau Federation for the lease of its home office properties. Future minimum lease payments under this lease are as follows: 1998
- $1.2 million; 1999 - $1.7 million; 2000 - $2.1 million; 2001 - $2.1 million;
2002 - $2.1 million; and thereafter, through 2013 - $25.9 million.

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At March 31, 1998, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. The limited partnership has a $5.4 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE HEREIN. UNLESS NOTED OTHERWISE, ALL REFERENCES INCLUDED HEREIN TO THE COMPANY INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND WESTERN FARM BUREAU LIFE INSURANCE COMPANY (WESTERN LIFE) (COLLECTIVELY, THE LIFE COMPANIES).

On March 17, 1998, the Company's Board of Directors approved a two-for-one common stock split payable in the form of a 100% stock dividend to stockholders of record as of April 6, 1998. The additional shares were distributed April 17, 1998. All references to the number of common shares and per share amounts in this report have been restated as appropriate to reflect the effect of the share dividend for all periods presented.

On March 31, 1998, the Company sold its wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. As a result of the sale, which was approved by the Company's Board of Directors on March 17, 1998, the Company no longer has property-casualty operations. Results of the property-casualty operations have been reported separately as "discontinued" and applicable amounts for the 1997 period presented herein have been restated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

A summary of the Company's premiums and product charges is as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------
                                                                        1998            1997
                                                                     ----------      ----------
                                                                       (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges ........................      $   12,478      $   11,296
    Traditional life insurance and accident and health premiums          23,018          22,548
                                                                     ----------      ----------
       Total ..................................................      $   35,496      $   33,844
                                                                     ==========      ==========

Premiums and product charges increased $1.7 million, or 4.9%, to $35.5 million for the 1998 period compared to $33.8 million for the 1997 period. Interest sensitive product charges increased $1.2 million, or 10.5%, due primarily to an increase in the volume and age of business in force. Traditional life and accident and health insurance premiums increased $0.5 million, or 2.1%, to $23.0 million for the 1998 period. Management believes the modest increase in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance products. Premiums collected on variable universal life insurance products increased 18.6% to $8.5 million in the 1998 period from $7.2 million in the 1997 period.

Net investment income increased $2.2 million, or 4.1%, to $56.1 million for the 1998 period compared to $53.9 million for the 1997 period. The increase resulted principally from a 16 basis point increase in the annualized yield earned on average invested assets to 7.99% in the 1998 period from 7.83% in the 1997 period. In addition, average invested assets increased 2.0% to $2,888.7 million in the 1998 period. Yield on invested assets increased despite a general decline in market interest rates during the 12-month period ended March 31, 1998 due principally to an increase in fee income associated with mortgage loan prepayments and bond calls. The increase in average invested assets is principally attributable to net positive cash flows from operating activities.

Realized gains on investments decreased $20.5 million, or 94.0%, to $1.3 million for the 1998 period compared to $21.8 million for the 1997 period. The 1998 and 1997 gains resulted primarily from sales of equity securities. Realized gains during the 1998 and 1997 periods were partially offset by $1.6 million and $17.7 million, respectively, in realized losses resulting from writedowns of investments that became other-than-temporarily impaired. These writedowns are attributable primarily to equity securities and are the result of sustained operating losses, rejection of product design by regulatory authorities and various other economic factors that became evident in the respective periods. The level of realized gains is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $1.4 million, or 22.1%, to $7.7 million for the 1998 period compared to $6.3 million for the 1997 period due primarily to an increase in the level of leasing, investment advisory and financial services provided to affiliates and third parties.

A summary of the Company's policy benefits is as follows:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
                                                                                  (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits ..................................      $   31,873      $   30,419
    Traditional life insurance and accident and health benefits ..........          13,148          14,179
    Increase in traditional and accident and health future policy benefits           5,345           5,521
    Distributions to participating policyholders .........................           6,585           6,671
                                                                                ----------      ----------
       Total .............................................................      $   56,951      $   56,790
                                                                                ==========      ==========

Policy benefits increased $0.2 million, or 0.3%, to $57.0 million for the 1998 period compared to $56.8 million for the 1997 period. Included in this increase is a $1.5 million increase in universal life and annuity benefits consisting of a $1.2 million increase in universal life death benefits in excess of related account balances and a $0.3 million increase in interest credited to these contracts. The increase in interest credited is attributable to a larger volume of business in force partially offset by a decrease in interest crediting rates on these contracts. The weighted average annualized crediting rate for the Company's universal life liabilities decreased to 6.08% for the 1998 period from 6.37% for the 1997 period, and the weighted average annualized crediting rate for the Company's annuity liabilities decreased to 6.02% for the 1998 period from 6.21% for the 1997 period. The Company decreased interest crediting rates on many of its products during the 12-month period ended March 31, 1998 in response to the general decline in market interest rates during the same period. Traditional life and accident and health benefits decreased $1.2 million, or 6.1%, consisting of a $1.9 million decrease in death benefits, a $0.2 million decrease in the change in the reserves on these products, a $0.5 million increase in surrender benefits and a $0.4 million net increase in other benefits. Distributions to policyholders were $6.6 million during the 1998 period and $6.7 million during the 1997 period. The impact of a decrease in the average dividend rate credited to these policies to 5.89% at March 31, 1998 from 6.12% at March 31, 1997 was partially offset by growth in the amount and age of the participating business in force.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                  --------------------------
                                                                                     1998            1997
                                                                                  ----------      ----------
                                                                                    (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ...................................      $    2,211      $    2,172
    Amortization of deferred policy acquisition costs ......................           1,695           2,153
    Other underwriting, acquisition and insurance expenses, net of deferrals          11,664          10,659
                                                                                  ----------      ----------
       Total ...............................................................      $   15,570      $   14,984
                                                                                  ==========      ==========

Commission expense increased 1.8% to $2.2 million for the 1998 period. Commission expense was relatively consistent during the periods as direct life insurance premiums collected increased 1.6% in the 1998 period compared to the 1997 period.

Amortization of deferred policy acquisition costs decreased $0.5 million, or 21.3%, to $1.7 million for the 1998 period compared to $2.2 million for the 1997 period. The decrease is primarily attributable to the impact of realized gains and losses on investments backing the related policyholder liabilities. During the 1998 period, amortization attributable to realized gains and losses totaled $66,000 whereas during the 1997 period such amortization totaled $0.4 million.

Other underwriting, acquisition and insurance expenses increased $1.0 million, or 9.4%, to $11.7 million for the 1998 period compared to $10.7 million for the 1997 period . During the 1998 period, approximately $0.6 million of expenses were incurred relating to modifying the Company's computer systems to prepare for the Year 2000 date conversion. No such expenses were incurred during the 1997 period. The Company expects to incur an additional $0.5 million during the remainder of 1998 related to this project.

Interest expense was $0.4 million for each of the 1998 and 1997 periods as the average debt outstanding totaled $24.6 million during both periods.

Other expenses increased $1.5 million, or 33.0%, to $6.0 million for the 1998 period compared to $4.5 million for the 1997 period due principally to an increase in the level of leasing, investment advisory and financial services provided to affiliates and third parties.

Pretax income before minority interest, equity income and discontinued operations decreased $17.5 million, or 44.7%, to $21.7 million for the 1998 period compared to $39.2 million for the 1997 period. The decrease in pretax income is primarily the result of the decrease in realized gains on investments partially offset by an increase in income earned on invested assets.

Income taxes decreased $6.2 million, or 46.9%, to $7.0 million for the 1998 period compared to $13.2 million for the 1997 period. The effective tax rate for the 1998 period was 32.4% compared to 33.7% for the 1997 period. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income partially offset by state income taxes. In addition, during the 1998 period the Company realized a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust.

Equity income (loss), net of related income taxes, decreased $0.9 million, or 148.5%, to a loss of $0.3 million during the 1998 period compared to income of $0.6 million for the 1997 period. Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying companies, partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the entities.

Net income applicable to common stock decreased $11.8 million, or 46.6%, to $13.5 million for the 1998 period compared to $25.3 million for the 1997 period. The decrease is primarily the result of the changes in income from continuing operations discussed above. As discussed in more detail in the section that follows, the decrease was partially offset by a $0.5 million increase in income/gain from discontinued operations. Dividends on Series A and B preferred stock decreased $1.2 million. This decrease was offset by a $1.2 million increase in dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust.

DISCONTINUED OPERATIONS

The Company recorded a gain of $0.2 million, net of related income taxes, on the sale of Utah Insurance. In addition, the increase in net unrealized appreciation on securities classified as available for sale was reduced $1.4 million, net of related income taxes, as a result of the sale. The gain on the sale may be increased in future periods in accordance with an earnout provision included in the related sales agreement. See "Liquidity and Capital Resources - FBL Financial Group, Inc.".

Income from discontinued operations totaled $0.3 million in the 1998 period compared to $24,000 for the 1997 period. Utah Insurance's revenues, consisting primarily of premiums and net investment income, increased $0.7 million, or 5.5%, to $12.9 million in the 1998 period from $12.2 million. The Company's loss ratio improved to 75.4% in the 1998 period compared to 79.4% for the 1997 period due generally to more favorable weather conditions. Underwriting acquisition and insurance expenses increased to $3.8 million for the 1998 period compared to $3.3 million for the 1997 period.

EXCHANGE OF HOME OFFICE PROPERTIES

On March 30, 1998, the Company exchanged a subsidiary owning its home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The Company is leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. A gain on the transaction of approximately $21.0 million was deferred by the Company and will be amortized over the term of the operating lease. The exchange is not expected to have a significant impact on income from continuing operations as the increase in net expense associated with leasing the properties versus owning them directly will be substantially offset by the amortization of the deferred gain on the transaction.

ADJUSTED OPERATING INCOME

The following table reflects net income adjusted to eliminate certain items which management believes are not indicative of overall operating trends, including net realized gains on investments (less that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains), loss on disposal of the property-casualty segment and net income from a venture capital investment company subsidiary.

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ----------       ----------
Net income applicable to common stock ..........................      $   13,505       $   25,303
Adjustments:
    Net realized gains on investments ..........................            (814)         (13,971)
    Gain on disposal of property-casualty operations ...........            (179)            --
    Net income from FBL Ventures ...............................            --               (326)
                                                                      ----------       ----------
Adjusted operating income applicable to common stock ...........      $   12,512       $   11,006
                                                                      ==========       ==========
Adjusted operating earnings per common share ...................      $     0.35       $     0.29
                                                                      ==========       ==========
Adjusted operating earnings per common share - assuming dilution      $     0.34       $     0.29
                                                                      ==========       ==========

FBL Ventures was a wholly owned investment company subsidiary of Farm Bureau Life which invested in start-up and mezzanine level venture capital investments in various sectors. Operating results of FBL Ventures were recognized in accordance with accounting principles for investment companies and, as such, unrealized and realized gains and losses on investments were included in net investment income. Because of the venture capital nature of the underlying investments, the results of FBL Ventures tended to fluctuate significantly from year to year and needed to be evaluated over a much longer period of time. Therefore, the net income attributable to FBL Ventures was not included in adjusted operating income. On June 30, 1997, FBL Ventures was dissolved.

PENDING ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for reporting information about operating segments, products and markets. Generally, Statement No. 131 requires financial information to be reported on the basis on which it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Under Statement No. 131, it is anticipated that the Company will report two primary operating segments: life and property-casualty (as discontinued). However, the non-insurance support operations, including investment advisory, marketing and distribution and leasing services, will no longer be part of the life insurance segment. While each of these non-insurance operations constitute a separate segment under the new rules, their operations do not currently meet the statement's quantitative thresholds for separate segment reporting. Accordingly, it is anticipated that such non-insurance operations will be aggregated and disclosed in total. While earlier application is allowed, Statement No. 131 is effective for and will be adopted in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consist primarily of dividends from subsidiaries, if declared and paid, and fees which it charges the various subsidiaries and affiliates for management of their operations. Cash outflows are principally for salaries and other expenses related to providing such management services, dividends on outstanding stock and interest on holding company debt issued to a subsidiary. In addition, the parent company will on occasion enter into capital transactions such as the sale of a subsidiary and the acquisition of its common stock.

The Company received $25.0 million in cash on March 31, 1998 in connection with the sale of Utah Insurance. The Company may receive additional consideration during each of the five years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis.

The exchange of home office properties for Class A common stock on March 30, 1998 was structured as a tax-free exchange of a real estate subsidiary. Farm Bureau Life transferred a subsidiary which owned the buildings to FBL Financial Group in the form of a dividend. FBL Financial Group then exchanged the real estate subsidiary's common stock for the Class A common stock. The transaction was accounted for as a noncash financing activity for purposes of the statements of cash flows.

On April 28, 1998, the Company's Board of Directors approved a plan to repurchase up to $25.0 million worth of unregistered common shares. The shares will be acquired at a price equal to 90% of the average closing price over the ten business-day period from April 30, 1998 to May 13, 1998 as reported by the New York Stock Exchange. The shares are currently owned by certain Farm Bureau federations and Farm Bureau property-casualty insurance companies which have a concentration of their investments in the Company. The concentrations arose principally due to the appreciation of the Company's stock price which caused the investments to exceed guidelines. It is anticipated that the proceeds from the sale of Utah Insurance will be used to fund the stock repurchases, if any.

During the three months ended March 31, 1998, the parent company paid common and preferred stock dividends totaling $2.7 million. Common and preferred dividends totaling $3.1 million were paid during the corresponding 1997 period. It is anticipated dividend requirements for the remainder of 1998 will be $0.075 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $7.5 million. In addition, interest payments on the holding company debt are estimated to be $3.8 million for the remainder of 1998.

FBL Financial Group, Inc. relies primarily on dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its debt. The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding

12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year.

Dividend and interest requirements of the parent company for the remainder of 1998, which total $11.3 million, are in excess of the dividends available from the Life Companies without prior approval from an insurance commissioner. For the remainder of 1998, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $8.7 million from Western Life. No such amount is available from Farm Bureau Life during the remainder of 1998 due to the dividend of the home office properties. Based on the capital position of Farm Bureau Life, the Company anticipates that it will receive regulatory approval from the Iowa insurance commissioner for an extraordinary dividend to cover this temporary shortfall of funds. If such approval is not obtained, it is anticipated the parent company would obtain the necessary funds through a short-term borrowing with a bank or affiliate.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the three month period ended March 31, 1998, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the discontinued property-casualty operations, the major sources of cash inflow were premiums and investment income. Major sources of cash outflow were losses and loss adjustment expenses paid and other underwriting expenses. The liquidity position of Utah Insurance was favorable in the three month period ended March 31, 1998, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations. Due to the relatively small size of the property-casualty segment, the disposal of the segment is not expected to have a significant impact on the liquidity position of the Company.

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $37.7 million and $23.4 million in the three months ended March 31, 1998 and 1997, respectively. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolios.

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

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $54.0 million as of March 31, 1998. Interest is payable at the current market rate on the date of issuance. As of March 31, 1998, no borrowings were outstanding on this line of credit.

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations for the foreseeable future. Not withstanding the above, management currently anticipates refinancing the Company's $24.5 million lease-backed note payable that is due August, 1999.

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of March 31, 1998, the Company had no material commitments for capital expenditures. As noted above, during the second quarter of 1998, the Company anticipates repurchasing up to $25.0 million of unregistered common shares.

INVESTMENTS

The Company's total investment portfolio increased $49.8 million, or 1.7%, to $2,990.7 million at March 31, 1998 compared to $2,940.9 million at December 31, 1997. This increase is primarily the result of positive cash flows from operations and the sale of Utah Insurance.

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

The Company's investment portfolio is summarized in the table below:

                                           MARCH 31, 1998                   DECEMBER 31, 1997
                                  ------------------------------     ------------------------------
                                  CARRYING VALUE      PERCENT        CARRYING VALUE      PERCENT
                                  -------------    -------------     -------------    -------------
                                                       (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public ....................    $   1,846,716             61.8%    $   1,807,240             61.4%
   144A private placement ....          296,832              9.9           276,578              9.4
   Private placement .........          261,243              8.7           267,358              9.1
                                  -------------    -------------     -------------    -------------
   Total fixed maturities ....        2,404,791             80.4         2,351,176             79.9
 Equity securities ...........           53,727              1.8            57,736              2.0
 Mortgage loans on real estate          317,768             10.6           323,605             11.0
 Investment real estate:
   Acquired for debt .........            1,070             --               1,168             --
   Investment ................           39,845              1.3            38,774              1.3
 Policy loans ................          122,308              4.1           121,941              4.2
 Other long-term investments .           14,262              0.5            14,438              0.5
 Short-term investments ......           36,937              1.3            32,073              1.1
                                  -------------    -------------     -------------    -------------
      Total investments ......    $   2,990,708            100.0%    $   2,940,911            100.0%
                                  =============    =============     =============    =============

As of March 31, 1998, 95.0% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March

31, 1998, the Company's investment in non-investment grade debt was 5.0% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                       MARCH 31, 1998
                                                                                ---------------------------
    NAIC DESIGNATION                   EQUIVALENT S&P RATINGS (1)               CARRYING VALUE    PERCENT
--------------------------    ---------------------------------------------     -------------   -----------
                                                                                  (DOLLARS IN THOUSANDS)
            1                (AAA, AA, A)..................................     $   1,569,783         65.3%
            2                (BBB).........................................           714,816         29.7
                                                                                -------------   -----------
                             Total investment grade........................         2,284,599         95.0
            3                (BB)..........................................            69,351          2.9
            4                (B)...........................................            46,919          2.0
            5                (CCC, CC, C)..................................               525            -
            6                In or near default............................             3,397          0.1
                                                                                -------------   -----------
                             Total below investment grade..................           120,192          5.0
                                                                                -------------   -----------
                             Total fixed maturities........................     $   2,404,791        100.0%
                                                                                =============   ============

--------------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at March 31, 1998:

                                                                         HELD FOR INVESTMENT
                                                --------------------------------------------------------------------
                                                                       GROSS            GROSS
                                                                    UNREALIZED        UNREALIZED          ESTIMATED
                                                AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 ------------      ------------      ------------       ------------
                                                                       (DOLLARS IN THOUSANDS)
Bonds:
    Corporate securities ..................      $      5,008      $        905      $         (8)      $      5,905
    Mortgage-backed securities ............           614,618            23,234            (1,913)           635,939
                                                 ------------      ------------      ------------       ------------
Total fixed maturities ....................      $    619,626      $     24,139      $     (1,921)      $    641,844
                                                 ============      ============      ============       ============


                                                                         AVAILABLE FOR SALE
                                                --------------------------------------------------------------------
                                                                       GROSS            GROSS
                                                                    UNREALIZED        UNREALIZED          ESTIMATED
                                                AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 ------------      ------------      ------------       ------------
                                                                       (DOLLARS IN THOUSANDS)

Bonds:
    United States Government and agencies .      $     89,360      $      2,145      $       (103)      $     91,402
    State, municipal and other governments             49,930             1,355              (112)            51,173
    Public utilities ......................           126,102             6,561              (401)           132,262
    Corporate securities ..................           878,174            61,327            (4,324)           935,177
    Mortgage and asset-backed securities ..           534,102            17,742            (1,582)           550,262
Redeemable preferred stock ................            23,816             1,160               (87)            24,889
                                                 ------------      ------------      ------------       ------------
Total fixed maturities ....................      $  1,701,484      $     90,290      $     (6,609)      $  1,785,165
                                                 ============      ============      ============       ============
Equity securities .........................      $     53,572      $      4,060      $     (3,905)      $     53,727
                                                 ============      ============      ============       ============

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at March 31, 1998, by contractual maturity, are shown below.

                                                 HELD FOR INVESTMENT                  AVAILABLE FOR SALE
                                           -------------------------------     -------------------------------
                                                                ESTIMATED                           ESTIMATED
                                           AMORTIZED COST     MARKET VALUE     AMORTIZED COST     MARKET VALUE
                                            ------------      ------------      ------------      ------------
                                                                    (DOLLARS IN THOUSANDS)
Due in one year or less ..............      $       --        $       --        $     23,685      $     24,148
Due after one year through five years               --                --             171,978           177,305
Due after five years through ten years             5,008             5,905           309,119           327,563
Due after ten years ..................              --                --             638,784           680,998
                                            ------------      ------------      ------------      ------------
                                                   5,008             5,905         1,143,566         1,210,014
Mortgage and asset-backed securities .           614,618           635,939           534,102           550,262
Redeemable preferred stocks ..........              --                --              23,816            24,889
                                            ------------      ------------      ------------      ------------
                                            $    619,626      $    641,844      $  1,701,484      $  1,785,165
                                            ============      ============      ============      ============

Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. These securities were purchased at a time when, management believes, these types of investments provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At March 31, 1998, the Company held $611.0 million (20.4% of total investments) in residential mortgage-backed securities, $280.2 million (9.4% of total investments) in commercial mortgage-backed securities and $273.7 million (9.2% of total investments) in other asset-backed securities.

At March 31, 1998, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $576.7 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (e.g., the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of March 31, 1998, 78.8% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations which it believes subjects the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At March 31, 1998, the Company held $317.8 million or 10.6% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 1998, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at March 31, 1998 include: West South Central (25%) which includes Oklahoma and Texas; and Pacific (23%) which includes California and Washington. Mortgage loans on real estate have also been analyzed by collateral types with office buildings (48%) and retail facilities (33%) representing the largest holdings at March 31, 1998.

The Company's investment portfolio at March 31, 1998, also included $36.9 million of short-term investments and $227.7 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At March 31, 1998, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 7.9 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.8 as of March 31, 1998.

OTHER ASSETS

Deferred policy acquisition costs increased $5.8 million, or 3.2%, due principally to the capitalization of costs incurred with new sales. Property and equipment decreased $23.5 million, or 37.1%, due principally to the exchange of home office properties for Class A common stock. Assets of discontinued operations decreased $106.7 million as a result of the sale of Utah Insurance. Assets held in separate accounts increased $24.7 million, or 17.8%, to $163.1 million at March 31, 1998 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products and appreciation in the value of separate account investments. At March 31, 1998, the Company had total assets of $3,552.1 million, a 1.4% decrease from total assets at December 31, 1997.

LIABILITIES AND MINORITY INTEREST

Policy liabilities and accruals increased $5.7 million, or 0.2%, due primarily to an increase in the volume of business in force. Other liabilities increased $26.8 million, or 59.7%, due primarily to the deferral of the gain ($21.0 million) on the exchange of home office properties for Class A common stock. Liabilities of discontinued operations decreased $79.1 million as a result of the sale of Utah Insurance. At March 31, 1998, the Company had total liabilities of $2,876.5 million, a 0.6% increase from total liabilities at December 31, 1997.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $31.2 million, or 5.2%, to $574.1 million at March 31, 1998 compared to $605.3 million at December 31, 1997. This decrease is principally attributable to the exchange of home office properties for Class A common stock which resulted in a $45.7 million decrease in equity. This decrease was offset by net income during the three months ended March 31, 1998 and net unrealized appreciation of securities classified as available for sale.

At March 31, 1998, common stockholders' equity was $571.1 million, or $17.05 per share, compared to $602.3 million, or $16.77 per share at December 31, 1997. Included in stockholders' equity per common share is $1.51 and $1.41 at March 31, 1998 and December 31, 1997, respectively, attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $2.3 million during the three-month period ended March 31, 1998, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     * Changes to interest rate levels and stock market performance may impact the Company's lapse rates, market value of investment portfolio and the Company's ability to sell its life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
     * Changes in the amount of available resources may impact the timing in which the Company becomes Year 2000 compliant
     * Extraordinary acts of nature or man may result in higher than expected claim activity.
     * Changes in federal and state income tax laws and regulations may affect the relative tax advantage of the Company's products.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.13 Exchange Agreement between FBL Financial Group, Inc. and Iowa Farm Bureau Federation dated as of January 7, 1998.
     10.14 Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company.
     10.15 Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc.
     10.16 Stock Purchase Agreement dated as of March 11, 1998 betwween FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company.
     27    Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended March 31,1998:

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 8, 1998

                                   FBL FINANCIAL GROUP, INC.



                                   By /s/ Thomas R. Gibson
                                      -----------------------------------------
                                   Thomas R. Gibson
                                   Chief Executive Officer (Principal Executive
                                   Officer)


                                   By /s/ James W. Noyce
                                      -----------------------------------------
                                   James W. Noyce
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)