Form 10-Q
period 1998-06-30
FBL FINANCIAL GROUP INC
filed 1998-08-13
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ___________________

                         Commission File Number: 1-11917

                            FBL Financial Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                 42-1411715
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

5400 University Avenue, West Des Moines, Iowa                        50266-5997
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (515) 225-5400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,372,102 shares of Class A common stock and 1,192,990 shares of Class B common stock as of July 31, 1998.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      1998            1997
                                                                                   ----------      ----------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 1998 - $614,905; 1997 -
        $663,315) ...........................................................      $  593,057      $  639,598
     Available for sale, at market (amortized cost: 1998 - $1,671,231; 1997 -
        $1,629,950) .........................................................       1,761,113       1,711,578
   Equity securities, at market (cost: 1998 - $46,849; 1997 - $60,500) ......          43,523          57,736
   Mortgage loans on real estate ............................................         305,741         323,605
   Investment real estate, less allowances for depreciation of $3,515 in 1998
     and $2,682 in 1997 .....................................................          41,759          39,942
   Policy loans .............................................................         122,967         121,941
   Other long-term investments ..............................................          11,686          14,438
   Short-term investments ...................................................          77,386          32,073
                                                                                   ----------      ----------
Total investments ...........................................................       2,957,232       2,940,911

Cash and cash equivalents ...................................................           3,418           2,397
Securities and indebtedness of related parties ..............................          66,034          64,442
Accrued investment income ...................................................          32,798          33,894
Accounts and notes receivable ...............................................           1,214           1,401
Amounts receivable from affiliates ..........................................           1,724           3,656
Reinsurance recoverable .....................................................           7,286           9,789
Deferred policy acquisition costs ...........................................         194,744         181,916
Value of insurance in force acquired ........................................          15,358          16,044
Property and equipment, less allowances for depreciation of $31,653 in 1998
   and $48,847 in 1997 ......................................................          38,484          63,481
Current income taxes recoverable ............................................          10,826          11,925
Goodwill, less accumulated amortization of $3,136 in 1998 and $2,792 in
   1997 .....................................................................          10,296          10,640
Other assets ................................................................          26,444          15,949
Assets of discontinued operations ...........................................              --         106,672
Assets held in separate accounts ............................................         182,328         138,409
                                                                                   ----------      ----------
        Total assets ........................................................      $3,548,186      $3,601,526
                                                                                   ==========      ==========

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1998            1997
                                                                                   ----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products .........................................      $1,560,055      $1,578,794
        Traditional life insurance and accident and health products .........         724,196         711,722
        Unearned revenue reserve ............................................          24,374          23,530
     Other policy claims and benefits .......................................          10,007          13,488
                                                                                   ----------      ----------
                                                                                    2,318,632       2,327,534
   Other policyholders' funds:
     Supplementary contracts without life contingencies .....................         144,422         137,398
     Advance premiums and other deposits ....................................          84,878          85,280
     Accrued dividends ......................................................          12,555          13,801
                                                                                   ----------      ----------
                                                                                      241,855         236,479

   Long-term debt ...........................................................          24,574          24,577
   Amounts payable to affiliates ............................................           4,389              60
   Deferred income taxes ....................................................          42,618          43,592
   Other liabilities ........................................................          70,980          44,939
   Liabilities of discontinued operations ...................................              --          79,118
   Liabilities related to separate accounts .................................         182,328         138,409
                                                                                   ----------      ----------
        Total liabilities ...................................................       2,885,376       2,894,708

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock of subsidiary
     trust ..................................................................          97,000          97,000
   Other ....................................................................           4,503           4,503

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares ....           3,000           3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 31,356,736 shares in 1998 and 34,732,448 shares
     in  1997 ...............................................................          40,012          42,907
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ................................           7,567           7,567
   Accumulated other comprehensive income - net unrealized investment
     gains ..................................................................          52,344          48,559
   Retained earnings ........................................................         458,384         503,282
                                                                                   ----------      ----------
     Total stockholders' equity .............................................         561,307         605,315
                                                                                   ----------      ----------
        Total liabilities and stockholders' equity ..........................      $3,548,186      $3,601,526
                                                                                   ==========      ==========

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                             -------------------------       -------------------------
                                                                1998            1997            1998            1997
                                                             ---------       ---------       ---------       ---------
Revenues:
   Interest sensitive product charges ....................   $  13,275       $  11,910       $  25,753       $  23,206
   Traditional life insurance and accident and health
     premiums ............................................      26,273          26,853          49,291          49,401
   Net investment income .................................      58,603          55,063         114,673         108,945
   Realized gains (losses) on investments ................      (4,169)          2,089          (2,857)         23,925
   Other income ..........................................       7,396           6,803          15,073          13,088
                                                             ---------       ---------       ---------       ---------
     Total revenues ......................................     101,378         102,718         201,933         218,565
Benefits and expenses:
   Interest sensitive product benefits ...................      29,508          31,942          61,381          62,361
   Traditional life insurance and accident and health
     benefits ............................................      16,019          15,477          29,167          29,656
   Increase in traditional life and accident and health
     future policy benefits ..............................       7,065           8,178          12,410          13,699
   Distributions to participating policyholders ..........       6,723           6,894          13,308          13,565
   Underwriting, acquisition and insurance expenses ......      16,470          14,357          32,040          29,341
   Interest expense ......................................         398             389             768             765
   Other expenses ........................................       6,175           4,980          12,139           9,464
                                                             ---------       ---------       ---------       ---------
     Total benefits and expenses .........................      82,358          82,217         161,213         158,851
                                                             ---------       ---------       ---------       ---------
                                                                19,020          20,501          40,720          59,714
Income taxes .............................................      (5,804)         (6,639)        (12,829)        (19,857)
Minority interest in earnings of subsidiaries:
   Dividends on company-obligated mandatorily
     redeemable preferred stock of subsidiary trust.......      (1,212)           (404)         (2,425)           (404)
   Other .................................................         (84)            (88)           (168)           (177)
Equity income (loss), net of related income taxes ........         950            (507)            648             116
                                                             ---------       ---------       ---------       ---------
Income from continuing operations ........................      12,870          12,863          25,946          39,392
Discontinued operations:
   Income (loss) from property-casualty operations, net
     of related income taxes .............................          --             (25)            287              (1)
   Gain on  disposal of property-casualty operations,
     net of related income taxes .........................          --              --             179              --
                                                             ---------       ---------       ---------       ---------
Net income ...............................................      12,870          12,838          26,412          39,391
Dividends on Series A and B preferred stock ..............         (38)           (846)            (75)         (2,096)
                                                             ---------       ---------       ---------       ---------
Net income applicable to common stock ....................   $  12,832       $  11,992       $  26,337       $  37,295
                                                             =========       =========       =========       =========

Earnings per common share:
   Income from continuing operations .....................   $    0.39       $    0.33       $    0.75       $    1.01
   Discontinued operations ...............................          --              --            0.01              --
                                                             ---------       ---------       ---------       ---------
   Earnings per common share .............................   $    0.39       $    0.33       $    0.76       $    1.01
                                                             ---------       ---------       ---------       ---------

Earnings per common share - assuming dilution:
   Income from continuing operations .....................   $    0.38       $    0.33       $    0.73       $    1.00
   Discontinued operations ...............................          --              --            0.01              --
                                                             ---------       ---------       ---------       ---------
   Earnings per common share - assuming dilution .........   $    0.38       $    0.33       $    0.74       $    1.00
                                                             ---------       ---------       ---------       ---------

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                            CLASS A         CLASS B       OTHER                            TOTAL
                                          PREFERRED         COMMON          COMMON     COMPREHENSIVE      RETAINED     STOCKHOLDERS'
                                            STOCK           STOCK           STOCK         INCOME          EARNINGS         EQUITY
                                          ---------       ---------       ---------      ---------       ---------       ---------
Balance at January 1, 1997 .............  $ 100,000       $  43,773       $   7,567      $  27,858       $ 459,324       $ 638,522
   Comprehensive income:
      Net income for six months
         ended June 30, 1997 ...........         --              --              --             --          39,391          39,391
      Change in net unrealized
         investment gains/losses .......         --              --              --         (1,867)             --          (1,867)
                                                                                                                         ---------
   Total comprehensive income ..........                                                                                    37,524
   Purchase of Series A preferred
      stock ............................   (100,000)             --              --             --              --        (100,000)
   Issuance of Series B preferred
      stock ............................      3,000              --              --             --              --           3,000
   Purchase of 1,930,740 shares
      of common stock ..................         --          (2,402)             --             --         (22,432)        (24,834)
   Issuance of 37,632 shares of
      common stock under stock
      option plan, including
      related income tax benefit .......         --             370              --             --              --             370
   Dividends on preferred stock ........         --              --              --             --          (2,096)         (2,096)
   Dividends on common stock ...........         --              --              --             --          (3,677)         (3,677)
                                          ---------       ---------       ---------      ---------       ---------       ---------
Balance at June 30, 1997 ...............  $   3,000       $  41,741       $   7,567      $  25,991       $ 470,510       $ 548,809
                                          =========       =========       =========      =========       =========       =========

Balance at January 1, 1998 .............  $   3,000       $  42,907       $   7,567      $  48,559       $ 503,282       $ 605,315
   Comprehensive income:
      Net income for six months
         ended June 30, 1998 ...........         --              --              --             --          26,412          26,412
      Change in net unrealized
         investment gains/losses .......         --              --              --          3,785              --           3,785
                                                                                                                         ---------
   Total comprehensive income ..........                                                                                    30,197
   Exchange of properties for
      2,536,112 shares of common
      stock ............................         --          (3,340)             --             --         (42,310)        (45,650)
   Purchase of 961,536 shares of
      common stock .....................         --          (1,224)             --             --         (23,784)        (25,008)
   Issuance of 121,936 shares of
      common stock under stock
      option plan, including related
      income tax benefit ...............         --           1,669              --             --              --           1,669
   Dividends on preferred stock ........         --              --              --             --             (75)            (75)
  Dividends on common stock ............         --              --              --             --          (5,141)         (5,141)
                                          ---------       ---------       ---------      ---------       ---------       ---------
Balance at June 30, 1998 ...............  $   3,000       $  40,012       $   7,567      $  52,344       $ 458,384       $ 561,307
                                          =========       =========       =========      =========       =========       =========


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                       1998            1997
                                                                                    ---------       ---------
OPERATING ACTIVITIES
Continuing operations:
    Net income ...................................................................  $  25,946       $  39,392
    Adjustments to reconcile net income to net cash provided by continuing operations:
       Adjustments related to interest sensitive products:
           Interest credited to account balances .................................     53,217          53,193
           Charges for mortality and administration ..............................    (25,772)        (24,050)
           Deferral of unearned revenues .........................................      1,309           1,149
           Amortization of unearned revenue reserve ..............................       (426)           (305)
       Provision for depreciation and amortization ...............................      4,158           8,939
       Net gains and losses related to investments held by broker-dealer and
           investment company subsidiaries .......................................         77          (1,280)
       Realized losses (gains) on investments ....................................      2,857         (23,925)
       Increase in traditional life and accident and health benefit accruals .....     12,348          13,462
       Policy acquisition costs deferred .........................................    (16,927)        (15,258)
       Amortization of deferred policy acquisition costs .........................      4,455           3,766
       Provision for deferred income taxes .......................................     (2,379)         (9,701)
       Other .....................................................................       (915)            590
                                                                                    ---------       ---------
Net cash provided by continuing operations .......................................     57,948          45,972
Discontinued operations:
    Net income ...................................................................        466              (1)
    Adjustments to reconcile net income to net cash provided by discontinued
       operations ................................................................      2,006           4,414
                                                                                    ---------       ---------
Net cash provided by discontinued operations .....................................      2,472           4,413
                                                                                    ---------       ---------
Net cash provided by operating activities ........................................     60,420          50,385

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment .......................................     48,071          19,564
    Fixed maturities - available for sale ........................................    177,597         150,033
    Equity securities ............................................................     16,819          81,066
    Mortgage loans on real estate ................................................     33,242          17,867
    Investment real estate .......................................................        150             745
    Policy loans .................................................................     14,467          14,502
    Other long-term investments ..................................................        914           7,432
    Short-term investments - net .................................................         --          16,526
                                                                                    ---------       ---------
                                                                                      291,260         307,735

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                       1998            1997
                                                                                    ---------       ---------
INVESTING ACTIVITIES (CONTINUED)
Acquisition of investments:
    Fixed maturities - held for investment .......................................  $      --       $     (49)
    Fixed maturities - available for sale ........................................   (219,439)       (239,556)
    Equity securities ............................................................     (1,381)        (29,160)
    Mortgage loans on real estate ................................................    (15,460)        (34,622)
    Investment real estate .......................................................     (2,624)           (400)
    Policy loans .................................................................    (15,493)        (16,683)
    Other long-term investments ..................................................     (1,714)         (1,313)
    Short-term investments - net .................................................    (45,313)             --
                                                                                    ---------       ---------
                                                                                     (301,424)       (321,783)

Proceeds from disposal, repayments of advances and other distributions from
    equity investees .............................................................      2,436           4,562
Investments in and advances to equity investees ..................................     (2,797)         (3,623)
Net purchases of property and equipment and other ................................     (4,438)        (10,972)
Investing activities of discontinued operations ..................................     (2,474)         (4,892)
Net proceeds from sale of discontinued operations ................................     24,844              --
                                                                                    ---------       ---------
Net cash provided by (used in) investing activities ..............................      7,407         (28,973)

FINANCING ACTIVITIES
Receipts from interest sensitive products credited to policyholder account
    balances .....................................................................    133,978         137,930
Return of policyholder account balances on interest sensitive products ...........   (173,138)       (127,886)
Proceeds from long-term debt with affiliate ......................................      4,171              --
Repayments of long-term debt .....................................................         (3)             (1)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust .............................................................     (2,425)           (404)
Other distributions to minority interests ........................................       (268)           (268)
Purchase of common stock .........................................................    (25,008)        (24,834)
Issuance of common stock .........................................................      1,103             329
Dividends paid ...................................................................     (5,216)         (5,760)
                                                                                    ---------       ---------
Net cash used in financing activities ............................................    (66,806)        (20,894)
                                                                                    ---------       ---------
Increase in cash and cash equivalents ............................................      1,021             518
Cash and cash equivalents at beginning of period .................................      2,397           3,583
                                                                                    ---------       ---------
Cash and cash equivalents at end of period .......................................  $   3,418       $   4,101
                                                                                    =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest .....................................................................  $     744       $     731
    Income taxes .................................................................     13,059          35,759


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K.

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

The Company is leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. A gain on the transaction of approximately $21.0 million was deferred by the Company and is being amortized over the term of the operating lease.

STOCK REPURCHASES
During the second quarter of 1998, the Company repurchased 961,536 shares of Class A common stock, for $25.0 million, in accordance with a stock repurchase plan approved by the Company's Board of Directors on May 19, 1998. Of the shares repurchased, 770,736 were unregistered shares owned by eight Farm Bureau entities. The purchase amount was allocated partly to Class A common stock based on the average common stock balance per share on the acquisition date with the remainder allocated to retained earnings.

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

The Company received $25.0 million in cash on the date of the sale, resulting in a $0.2 million gain net of related income taxes. The tax benefit recorded in connection with the sale ($1.0 million) is greater than the prevailing federal income tax rate due to the reversal of cumulative temporary differences between the book and income tax bases of Utah Insurance's assets and liabilities. The Company may receive additional consideration during each of the five years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis. The Company has not accrued any contingent consideration as such amounts, if any, cannot be reasonably estimated as of June 30, 1998. Any receipts as a result of the earn-out provision will be recorded as an adjustment to the gain on the disposal of the discontinued segment.

Revenues from discontinued operations for the six months ended June 30, 1998 and 1997 totaled $12.9 million and $25.3 million, respectively, and for the three months ended June 30, 1997 totaled $13.1 million. Income tax expense (benefit) from discontinued operations for the six months ended June 30, 1998 and 1997 totaled $36,000 and $(0.2) million, respectively, and for the three months ended June 30, 1997 totaled $(0.1) million.

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

Net unrealized investment gains as reported were comprised of the following:

                                                                                       JUNE 30,   DECEMBER 31,
                                                                                         1998        1997
                                                                                       --------    --------
                                                                                      (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available for
    sale ...........................................................................   $ 86,556    $ 81,076
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ..............................................     (5,663)     (6,019)
    Value of insurance in force acquired ...........................................     (1,254)     (1,061)
    Unearned revenue reserve .......................................................        748         709
Provision for deferred income taxes ................................................    (28,185)    (26,146)
                                                                                       --------    --------
                                                                                         52,202      48,559
Proportionate share of net unrealized investment gains of equity investees .........        142          --
                                                                                       --------    --------
Net unrealized investment gains ....................................................   $ 52,344    $ 48,559
                                                                                       ========    ========

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

During the three months ended June 30, 1998 and 1997, comprehensive income totaled $14.4 million and $36.4 million, respectively. During the six months ended June 30, 1998 and 1997, comprehensive income totaled $30.2 million and $37.5 million, respectively.

6.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                       -------------------------------       -------------------------------
                                                           1998               1997               1998               1997
                                                       ------------       ------------       ------------       ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   Income from continuing operations ................  $     12,870       $     12,863       $     25,946       $     39,392
   Income from discontinued operations ..............            --                (25)               466                 (1)
                                                       ------------       ------------       ------------       ------------
   Net income .......................................        12,870             12,838             26,412             39,391
   Dividends on Series A and B preferred stock ......           (38)              (846)               (75)            (2,096)
                                                       ------------       ------------       ------------       ------------
     Numerator for earnings per common share-
       income available to common
       stockholders .................................  $     12,832       $     11,992       $     26,337       $     37,295
                                                       ============       ============       ============       ============

Denominator:
   Denominator for earnings per common
     share - weighted-average shares ................    33,180,824         35,902,612         34,555,377         36,806,086
   Effect of dilutive securities - employee stock
     options ........................................       896,091            627,564            854,646            550,512
                                                       ------------       ------------       ------------       ------------
     Denominator for diluted earnings per
       common share - adjusted weighted-
       average shares ...............................    34,076,915         36,530,176         35,410,023         37,356,598
                                                       ============       ============       ============       ============

Earnings per common share:
   Income from continuing operations ................  $       0.39       $       0.33       $       0.75       $       1.01
   Discontinued operations ..........................            --                 --               0.01                 --
                                                       ------------       ------------       ------------       ------------
   Earnings per common share ........................  $       0.39       $       0.33       $       0.76       $       1.01
                                                       ============       ============       ============       ============

Earnings per common share - assuming dilution:
   Income from continuing operations ................  $       0.38       $       0.33       $       0.73       $       1.00
   Discontinued operations ..........................            --                 --               0.01                 --
                                                       ------------       ------------       ------------       ------------
   Earnings per common share - assuming
     dilution .......................................  $       0.38       $       0.33       $       0.74       $       1.00
                                                       ============       ============       ============       ============

For purposes of the calculation of earnings per common share, dividends on Series A and B preferred stock are applicable to continuing operations.

7.    CREDIT ARRANGEMENTS

The Company has a $10.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $4.2 million at June 30, 1998, are being used to acquire assets that will be leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.5% at June 30, 1998).

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $54.0 million from the FHLB as of June 30, 1998. The Company had no outstanding debt under this credit arrangement as of June 30, 1998 or December 31, 1997.

8.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 1998, management is not aware of any claims for which a material loss is reasonably possible.

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

During the first quarter of 1998, the Company entered into a 15-year operating lease with the Iowa Farm Bureau Federation for the lease of its home office properties. Future minimum lease payments under this lease are as follows: 1998
- $0.8 million; 1999 - $1.7 million; 2000 - $2.1 million; 2001 - $2.1 million;
2002 - $2.1 million; and thereafter, through 2013 - $25.9 million.

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At June 30, 1998, the Company assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. The limited partnership has a $5.3 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

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

On March 31, 1998, the Company sold its wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. As a result of the sale, which was approved by the Company's Board of Directors on March 17, 1998, the Company no longer has property-casualty operations. Results of the property-casualty operations have been reported separately as "discontinued" and applicable amounts for the 1997 periods presented herein have been restated.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

A summary of the Company's premiums and product charges is as follows:

                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                               -----------------------         -----------------------
                                                                 1998            1997            1998            1997
                                                               -------         -------         -------         -------
                                                                                (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges .....................   $13,275         $11,910         $25,753         $23,206
    Traditional life insurance and accident and health
       premiums ............................................    26,273          26,853          49,291          49,401
                                                               -------         -------         -------         -------
       Total ...............................................   $39,548         $38,763         $75,044         $72,607
                                                               =======         =======         =======         =======

Interest sensitive product charges increased $1.4 million, or 11.5%, for the second quarter of 1998 and $2.5 million, or 11.0%, for the six months ended June 30, 1998 compared to the respective periods in 1997. These increases are due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances.

Traditional life insurance and accident and health premiums decreased $0.6 million, or 2.2%, for the second quarter of 1998 and $0.1 million, or 0.2%, for the six months ended June 30, 1998 compared to the respective periods in 1997. Management believes the decrease in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance products. Premiums collected on variable universal life insurance products increased 15.4% to $10.2 million for the 1998 quarter and increased 16.9 % to $18.7 million for the six months ended June 30, 1998.

Net investment income increased $3.5 million, or 6.4%, for the second quarter of 1998 and $5.7 million, or 5.3%, for the six months ended June 30, 1998 compared to the respective periods in 1997. These increases are attributable to increases in invested assets and the yield earned on those investments. The annualized yield earned on average invested assets was 8.11% for the six months ended June 30, 1998 compared to 7.83% for the six months ended June 30, 1997. Despite a general decline in market interest rates during the 12-month period ended June 30, 1998, yield on invested assets increased due principally to an increase in fee income associated with mortgage loan prepayments and bond calls. Such fee income, which increased $3.7 million for the second quarter and $5.1 million for the six-month period, is not expected to be a consistently recurring source of revenue for the Company. The increase in average invested assets is principally attributable to net positive cash flows from operating activities.

Realized gains (losses) on investments decreased $6.3 million, or 300.0%, for the second quarter of 1998 and $26.8 million, or 111.9%, for the six months ended June 30, 1998 compared to the respective periods in 1997. Included in realized gains (losses) during the second quarter of 1998 and 1997 were $6.5 million and $1.7 million, respectively, in realized losses resulting from writedowns of investments that became other-than-temporarily impaired. For the six-month periods, impairment losses totaled $8.1 million in 1998 and $19.4 million in 1997. These writedowns are the result of sustained operating losses, non-renewal of sales contracts, rejection of product design by regulatory authorities and various other economic factors that became evident in the respective periods. The realized gains recognized during the six months ended June 30, 1997 resulted primarily from the sale of one equity security. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $0.6 million, or 8.7%, for the second quarter of 1998 and $2.0 million, or 15.2%, for the six months ended June 30, 1998 compared to the respective periods in 1997. These increases are attributable to an increase in the level of leasing, investment advisory and other financial services provided to affiliates and third parties. For the second quarter of 1998, the increase is partially offset by a $0.7 million decrease in rental income due to the exchange of home office properties on March 30, 1998. See "Exchange of Home Office Properties".

A summary of the Company's policy benefits is as follows:

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                          -------------------------         -------------------------
                                                            1998             1997             1998             1997
                                                          --------         --------         --------         --------
                                                                             (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits ...............   $ 29,508         $ 31,942         $ 61,381         $ 62,361
    Traditional life insurance and accident and health
       benefits .......................................     16,019           15,477           29,167           29,656
    Increase in traditional life and accident and
       health future policy benefits ..................      7,065            8,178           12,410           13,699
    Distributions to participating policyholders ......      6,723            6,894           13,308           13,565
                                                          --------         --------         --------         --------
       Total ..........................................   $ 59,315         $ 62,491         $116,266         $119,281
                                                          ========         ========         ========         ========

Interest sensitive product benefits decreased $2.4 million, or 7.6%, for the second quarter of 1998 and $1.0 million, or 1.6%, for the six months ended June 30, 1998 compared to the respective periods in 1997. Universal life death benefits in excess of related account balances decreased $2.2 million for the quarter and $1.0 million for the six-month period. Interest credited to contracts decreased for the 1998 quarter and was relatively flat for the six months ended June 30, 1998. The decrease for the quarter is due primarily to decreases in interest crediting rates. The weighted average annualized crediting rate for the Company's universal life liabilities decreased to 6.04% for the six months ended June 30, 1998 from 6.28% for six months ended June 30, 1997, and the weighted average annualized crediting rate for the Company's annuity liabilities decreased to 5.83% for the 1998 period from 6.28% for the 1997 period. The Company decreased interest crediting rates on many of its products during the 12-month period ended June 30, 1998 in response to the general decline in market interest rates during the same period.

Traditional life insurance and accident and health benefits, including the related changes in reserves, decreased $0.6 million, or 2.4%, for the second quarter of 1998 and decreased $1.8 million, or 4.1%, for the six months ended June 30, 1998 compared to the respective periods in 1997. Death and surrender benefits on traditional products increased $1.1 million for the second quarter and decreased $0.6 million for the six-month period. For the second quarter, the increase in death and surrender benefits was more than offset by a decrease in related reserves and other benefits. Traditional life insurance and accident and health benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

Distributions to participating policyholders decreased $0.2 million, or 2.5%, for the second quarter of 1998 and $0.3 million, or 1.9%, for the six months ended June 30, 1998 compared to the respective periods in 1997. The impact of a decrease in the average interest rate used in the dividend formula to 5.97% at June 30, 1998 from 6.19% at June 30, 1997 was partially offset by growth in the amount and age of the participating business in force.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                              -----------------------         -----------------------
                                                                1998            1997            1998            1997
                                                              -------         -------         -------         -------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ..................   $ 2,475         $ 2,447         $ 4,686         $ 4,619
    Amortization of deferred policy acquisition costs .....     2,760           1,613           4,455           3,766
    Other underwriting, acquisition and insurance
       expenses, net of deferrals .........................    11,235          10,297          22,899          20,956
                                                              -------         -------         -------         -------
       Total ..............................................   $16,470         $14,357         $32,040         $29,341
                                                              =======         =======         =======         =======

Commission expense increased $28,000, or 1.1%, for the second quarter of 1998 and $67,000, or 1.5%, for the six months ended June 30, 1998 compared to the respective periods in 1997. Commission expense was relatively consistent during the periods as direct life insurance premiums collected increased 1.5% for the six-month period ended June 30, 1998 compared to the same period in 1997.

Amortization of deferred policy acquisition costs increased $1.1 million, or 71.1%, for the second quarter of 1998 and $0.7 million, or 18.3%, for the six months ended June 30, 1998 compared to the respective periods in 1997. The increases are primarily attributable to improved profitability of the underlying business, partially offset by the impact of realized gains and losses on investments backing the related policyholder liabilities.

Other underwriting, acquisition and insurance expenses increased $0.9 million, or 9.1%, for the second quarter of 1998 and $1.9 million, or 9.3%, for the six months ended June 30, 1998 compared to the respective periods in 1997. During the first six months of 1998 and 1997, expenses totaling $1.0 million and $31,000, respectively, were incurred relating to modifying the Company's computer systems to prepare for the Year 2000 date conversion. Expenses also increased in the second quarter of 1998 as a result of start-up activities relating to the sale of variable products through alternative distribution channels. These increases were partially offset by a $0.9 million decrease in home office real estate expense due to the exchange of home office properties on March 30, 1998. See "Impact of Year 2000" and "Exchange of Home Office Properties".

Other expenses increased $1.2 million, or 24.0%, for the second quarter of 1998 and $2.7 million, or 28.3%, for the six months ended June 30, 1998 compared to the respective periods in 1997. These increases are attributable to an increase in the level of leasing, investment advisory and other financial services provided to affiliates and third parties.

Pretax income before minority interest, equity income and discontinued operations decreased $1.5 million, or 7.2%, for the second quarter of 1998 and $19.0 million, or 31.8%, for the six months ended June 30, 1998 compared to the respective periods in 1997. The decrease in pretax income is primarily the result of the decrease in realized gains on investments partially offset by an increase in income earned on invested assets.

Income taxes decreased $0.8 million, or 12.6%, for the second quarter of 1998 and $7.0 million, or 35.4%, for the six months ended June 30, 1998 compared to the respective periods in 1997. The effective tax rate for the six months ended June 30, 1998 was 31.5% compared to 33.3% for the respective period in 1997. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income partially offset by state income taxes. In addition, during the 1998 period the Company realized the full tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust. Such preferred stock was issued on May 30, 1997.

Equity income (loss), net of related income taxes, increased $1.5 million for the second quarter of 1998 and $0.5 million for the six months ended June 30, 1998 compared to the respective periods in 1997. Equity income includes, among other items, the Company's proportionate share of gains and losses on investments owned by the underlying companies, partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the entities.

Net income applicable to common stock increased $0.8 million, or 7.0%, for the second quarter of 1998 and decreased $11.0 million, or 29.4%, for the six months ended June 30, 1998 compared to the respective periods in 1997. The decrease is primarily the result of the changes in income from continuing operations discussed above. As discussed in more detail in the section that follows, the decrease for the six-month period was partially offset by a $0.5 million increase in income/gain from discontinued operations. A decrease in dividends on Series A and B preferred stock was offset by an increase in dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust.

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

Income (loss) from discontinued operations for the six months ended June 30, 1998 and 1997 totaled $0.3 million and $(1,000), respectively. Revenues from discontinued operations for the six months ended June 30, 1998 and 1997 totaled $12.9 million and $25.3 million, respectively, and for the quarter ended June 30, 1997 totaled $13.1 million.

EXCHANGE OF HOME OFFICE PROPERTIES

On March 30, 1998, the Company exchanged a subsidiary owning its home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The Company is leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. A gain on the transaction of approximately $21.0 million was deferred by the Company and is being amortized over the term of the operating lease. The exchange did not have a significant impact on income from continuing operations for the second quarter of 1998, nor is it expected to have a significant impact in the future, as the increase in net expense associated with leasing the properties versus owning them directly is substantially offset by the amortization of the deferred gain on the transaction.

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

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 -------------------------         -------------------------
                                                   1998             1997             1998             1997
                                                 --------         --------         --------         --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ........   $ 12,832         $ 11,992         $ 26,337         $ 37,295
Adjustments:
   Net realized losses (gains) on
      investments ............................      2,608           (1,374)           1,794          (15,345)
   Gain on disposal of property-casualty
      operations .............................         --               --             (179)              --
   Net income from FBL Ventures ..............         --             (397)              --             (723)
                                                 --------         --------         --------         --------
Adjusted operating income applicable to
   common stock ..............................   $ 15,440         $ 10,221         $ 27,952         $ 21,227
                                                 ========         ========         ========         ========
Adjusted operating income per common
   share .....................................   $   0.47         $   0.28         $   0.81         $   0.58
                                                 ========         ========         ========         ========
Adjusted operating income per common
   share - assuming dilution .................   $   0.45         $   0.28         $   0.79         $   0.57
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

PENDING ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. A provision of Statement No. 133 allows companies to transfer securities classified as held to maturity to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement is effective for the Company in the year 2000, with earlier adoption encouraged. The impact of adopting Statement No. 133 is not expected to be material to the Company.

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

IMPACT OF YEAR 2000

Many of the Company's computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions to operations, including, but not limited to, a temporary inability to process transactions, send premium notices and calculate policy reserves and accruals. To a lesser extent, the Company is dependent on various non-information technology systems, such as telephone switches. The Year 2000 could also cause these systems to fail or malfunction.

During 1997, the Company completed a comprehensive assessment of the Year 2000 issue and developed a plan to address the issue in a timely manner. The plan consists of the following three phases: (1) identification of all information technology and non-information technology systems that have time-sensitive software, (2) modification or replacement of the software/systems and (3) testing the modified or new software/systems. In addition, the Company has initiated formal communications with all of its significant vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company has and will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. With only a few exceptions, the Company anticipates completing the Year 2000 modifications and testing no later than December 31, 1998. The exceptions are limited to a few third-party software packages for which the Year 2000 compliant version will not become available until the first quarter of 1999. It is anticipated that the Company will complete its system modifications and testing prior to any material impact on its operating systems. Non-information technology systems that are not Year 2000 compliant have been replaced or have been identified and will be replaced by December 31, 1999.

The total incremental cost of the Year 2000 project (those costs which the Company would not have incurred had the Year 2000 issue not existed) is estimated to be $3.0 million and is being funded through operating cash flows. Year 2000 modification costs incurred and charged to expense during the six months ended June 30, 1998 and year ended December 31, 1997 totaled $1.2 million (including $0.2 million attributable to discontinued operations) and $1.0 million (including $0.3 million attributable to discontinued operations), respectively. It is anticipated the project costs to be charged to expense during the remainder of 1998 and 1999 will total approximately $0.5 million and $0.3 million, respectively.

Despite the Company's extensive efforts to modify or replace computer programs and information systems that are time-sensitive, the Company could experience a disruption to its operations as a result of the Year 2000. The Company is currently developing a contingency plan to address any critical system that may malfunction despite the testing being performed. The contingency plan, which is expected to be completed by December 31, 1998, will provide for the availability of staff, prioritize tasks and outline procedures to fix any systems that are malfunctioning.

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

During the second quarter of 1998, the Company used the proceeds from the sale of Utah Insurance to repurchase 961,536 shares of Class A common stock. The repurchases, which totaled $25.0 million, were made in accordance with a stock repurchase plan approved by the Company's Board of Directors on May 19, 1998.

During the six months ended June 30, 1998, the parent company paid common and preferred stock dividends totaling $5.2 million. Common and preferred dividends totaling $5.8 million were paid during the corresponding 1997 period. It is anticipated dividend requirements for the remainder of 1998 will be $0.075 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $5.0 million. In addition, interest payments on the holding company debt are estimated to be $2.5 million for the remainder of 1998.

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

For the remainder of 1998, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $8.7 million from Western Life. No such amount is available from Farm Bureau Life during the remainder of 1998 due to the dividend of the home office properties. The amount available from Western Life is in excess of anticipated dividend and interest requirements of the parent company for the remainder of 1998, which total $7.5 million.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the six-month period ended June 30, 1998, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the discontinued property-casualty operations, the major sources of cash inflow were premiums and investment income. Major sources of cash outflow were losses and loss adjustment expenses paid and other underwriting expenses. The liquidity position of Utah Insurance was favorable through the date of its sale, with cash inflows at levels sufficient to provide the funds necessary to meet its obligations. Due to the relatively small size of the property-casualty segment, the disposal of the segment has not had a significant impact on the liquidity position of the Company.

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for the reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $20.3 million and $55.2 million in the six months ended June 30, 1998 and 1997, respectively. These funds were primarily used to increase the insurance companies' short-term and fixed maturity investment portfolios.

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

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit available to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $54.0 million as of June 30, 1998. Interest is payable at the current market rate on the date of issuance.
As of June 30, 1998, no borrowings were outstanding on this line of credit.

The Company has a $10.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $4.2 million at June 30, 1998, are being used to acquire assets that will be leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.5% at June 30, 1998).

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

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of June 30, 1998, the Company had no material commitments for capital expenditures.

INVESTMENTS

The Company's total investment portfolio increased $16.3 million, or 0.6%, to $2,957.2 million at June 30, 1998 compared to $2,940.9 million at December 31, 1997. This increase is primarily the result of positive cash flows from operations and an increase in unrealized appreciation on fixed maturity securities classified as available for sale.

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

The Company's investment portfolio is summarized in the table below:

                                               JUNE 30, 1998                       DECEMBER 31, 1997
                                       -----------------------------         -----------------------------
                                     CARRYING VALUE         PERCENT        CARRYING VALUE         PERCENT
                                       ----------         ----------         ----------         ----------
Fixed maturities:                                             (DOLLARS IN THOUSANDS)
   Public ..........................   $1,797,570               60.8%        $1,807,240               61.4%
   144A private placement ..........      314,497               10.6            276,578                9.4
   Private placement ...............      242,103                8.2            267,358                9.1
                                       ----------         ----------         ----------         ----------
   Total fixed maturities ..........    2,354,170               79.6          2,351,176               79.9
 Equity securities .................       43,523                1.5             57,736                2.0
 Mortgage loans on real estate .....      305,741               10.3            323,605               11.0
 Investment real estate:
   Acquired for debt ...............        1,060                 --              1,168                 --
   Investment ......................       40,699                1.4             38,774                1.3
 Policy loans ......................      122,967                4.2            121,941                4.2
 Other long-term investments .......       11,686                0.4             14,438                0.5
 Short-term investments ............       77,386                2.6             32,073                1.1
                                       ----------         ----------         ----------         ----------
      Total investments ............   $2,957,232              100.0%        $2,940,911              100.0%
                                       ==========         ==========         ==========         ==========

As of June 30, 1998, 94.7% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 1998, the Company's investment in non-investment grade debt was 5.3% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                              JUNE 30, 1998
                                                        ------------------------
NAIC DESIGNATION       EQUIVALENT S&P RATINGS (1)       CARRYING VALUE   PERCENT
----------------   ----------------------------------   --------------   -------
                                                         (DOLLARS IN THOUSANDS)
        1          (AAA, AA, A)......................    $ 1,519,104       64.5%
        2          (BBB).............................        710,024       30.2
                                                         -----------     -------
                   Total investment grade............      2,229,128       94.7
        3          (BB)..............................         83,426        3.6
        4          (B)...............................         35,050        1.5
        5          (CCC, CC, C)......................          3,169        0.1
        6          In or near default................          3,397        0.1
                                                         -----------     -------
                   Total below investment grade......        125,042        5.3
                                                         -----------     -------
                   Total fixed maturities............    $ 2,354,170      100.0%
                                                         ===========     =======
-----------
(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at June 30, 1998:

                                                                         HELD FOR INVESTMENT
                                                   -----------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                   ----------        ----------        ----------         ----------
                                                                         (DOLLARS IN THOUSANDS)
Bonds:
    Corporate securities ......................    $    5,007        $      963        $       (8)        $    5,962
    Mortgage-backed securities ................       588,050            22,378            (1,485)           608,943
                                                   ----------        ----------        ----------         ----------
Total fixed maturities ........................    $  593,057        $   23,341        $   (1,493)        $  614,905
                                                   ==========        ==========        ==========         ==========


                                                                          AVAILABLE FOR SALE
                                                   -----------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                   ----------        ----------        ----------         ----------
                                                                         (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies .....    $   86,699        $    3,280        $      (25)        $   89,954
    State, municipal and other governments ....        49,921             1,429              (105)            51,245
    Public utilities ..........................       127,785             7,878              (525)           135,138
    Corporate securities ......................       864,043            65,020            (7,522)           921,541
    Mortgage and asset-backed securities ......       518,806            21,085            (1,309)           538,582
Redeemable preferred stock ....................        23,977               735               (59)            24,653
                                                   ----------        ----------        ----------         ----------
Total fixed maturities ........................    $1,671,231        $   99,427        $   (9,545)        $1,761,113
                                                   ==========        ==========        ==========         ==========
Equity securities .............................    $   46,849        $    1,927        $   (5,253)        $   43,523
                                                   ==========        ==========        ==========         ==========

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at June 30, 1998, by contractual maturity, are shown below.


                                                        HELD FOR INVESTMENT                  AVAILABLE FOR SALE
                                                   ----------------------------        -----------------------------
                                                                      ESTIMATED                            ESTIMATED
                                                 AMORTIZED COST     MARKET VALUE     AMORTIZED COST      MARKET VALUE
                                                   ----------        ----------        ----------         ----------
                                                                        (DOLLARS IN THOUSANDS)
Due in one year or less .......................    $       --        $       --        $   28,481         $   28,936
Due after one year through five years .........            --                --           157,118            162,515
Due after five years through ten years ........         5,007             5,962           329,630            349,212
Due after ten years ...........................            --                --           613,219            657,215
                                                   ----------        ----------        ----------         ----------
                                                        5,007             5,962         1,128,448          1,197,878
Mortgage and asset-backed securities ..........       588,050           608,943           518,806            538,582
Redeemable preferred stocks ...................            --                --            23,977             24,653
                                                   ----------        ----------        ----------         ----------
                                                   $  593,057        $  614,905        $1,671,231         $1,761,113
                                                   ==========        ==========        ==========         ==========

Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. Management believes that at the time of purchase these securities provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At June 30, 1998, the Company held $575.1 million (19.4% of total investments) in residential mortgage-backed securities, $276.4 million (9.3% of total investments) in commercial mortgage-backed securities and $275.1 million (9.3% of total investments) in other asset-backed securities.

At June 30, 1998, the Company held residential collateralized mortgage obligation (CMO) investments with a market value of $558.2 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (e.g., the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of June 30, 1998, 75.6% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations which it believes subjects the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At June 30, 1998, the Company held $305.7 million or 10.3% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 1998, mortgages more than 60 days delinquent accounted for 0.2% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at June 30, 1998 include: West South Central (25%) which includes Oklahoma and Texas; and Pacific (24%) which includes California and Washington. Mortgage loans on real estate are also diversified by collateral types with office buildings (37%) and retail facilities (36%) representing the largest holdings at June 30, 1998.

The Company's investment portfolio at June 30, 1998, also included $77.4 million of short-term investments and $212.3 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At June 30, 1998, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 6.9 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.4 as of June 30, 1998.

OTHER ASSETS

Deferred policy acquisition costs increased $12.8 million, or 7.1%, due principally to the capitalization of costs incurred with new sales. Property and equipment decreased $25.0 million, or 39.4% , due principally to the exchange of home office properties for Class A common stock. Assets of discontinued operations decreased $106.7 million as a result of the sale of Utah Insurance. Assets held in separate accounts increased $43.9 million, or 31.7%, to $182.3 million at June 30, 1998 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products and appreciation in the value of separate account investments. At June 30, 1998, the Company had total assets of $3,548.2 million, a 1.5% decrease from total assets at December 31, 1997.

LIABILITIES AND MINORITY INTEREST

Policy liabilities and accruals decreased $8.9 million, or 0.4%, due primarily to an increase in the return of policyholder account balances on interest sensitive products to $173.1 million for the six months ended June 30, 1998 from $127.9 million for the respective period in 1997. This increase includes a $16.8 million increase in net transfers to separate accounts resulting from continued popularity of the Company's variable products. In addition, a $14.3 million pension distribution was made to an affiliate during the second quarter of 1998. Other liabilities increased $26.0 million, or 57.9%, due primarily to the deferral of the gain on the exchange of home office properties for Class A common stock. Liabilities of discontinued operations decreased $79.1 million as a result of the sale of Utah Insurance. At June 30, 1998, the Company had total liabilities of $2,885.4 million, a 0.3% decrease from total liabilities at December 31, 1997.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $44.0 million, or 7.3%, to $561.3 million at June 30, 1998 compared to $605.3 million at December 31, 1997. This decrease is principally attributable to the exchange of home office properties for Class A common stock and stock repurchases which, collectively, resulted in a $70.7 million decrease in equity. These decreases were offset by net income during the six months ended June 30, 1998 and net unrealized appreciation of securities classified as available for sale.

At June 30, 1998, common stockholders' equity was $558.3 million, or $17.15 per share, compared to $602.3 million, or $16.77 per share at December 31, 1997. Included in stockholders' equity per common share is $1.67 and $1.41 at June 30, 1998 and December 31, 1997, respectively, attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $3.8 million during the six-month period ended June 30, 1998, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

* Changes in the amount of available resources, and the effect of third party modification plans and other uncertainties, may impact the ability of the Company to become Year 2000 compliant on a timely basis.

* Changes in federal and state income tax laws and regulations may affect the relative tax advantage of the Company's products.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual shareholders meeting was held on May 19, 1998.

(b) and (c) (i) Election of the following Class A directors to the Company's
                Board of Directors (restated to reflect the 100% common stock dividend):
                                                                 AGAINST OR
                                                   FOR            WITHHELD
                                                ----------       ----------
                Jerry L. Chicoine...........    40,846,794          8,460
                John W. Creer...............    40,846,794          8,460
                John E. Walker..............    40,846,794          8,460

           (ii) Election of the following Class B directors to the Company's Board of Directors:
                                                                 AGAINST OR
                                                   FOR            WITHHELD
                                                ----------       ----------
                Kenneth R. Ashby............     1,192,990           --
                Al Christopherson...........     1,192,990           --
                Kenny J. Evans..............     1,192,990           --
                Thomas R. Gibson............     1,192,990           --
                Jack M. Givens..............     1,192,990           --
                Gary Hall...................     1,192,990           --
                James K. Harmon.............     1,192,990           --
                Richard D. Harris...........     1,192,990           --
                Karen J. Henry..............     1,192,990           --
                Richard Kjerstad............     1,192,990           --
                David L. McClure............     1,192,990           --
                Roger Bill Mitchell.........     1,192,990           --
                Stephen M. Morain...........     1,192,990           --
                Bryce P. Neidig.............     1,192,990           --
                Howard D. Poulson...........     1,192,990           --
                Frank S. Priestley..........     1,192,990           --
                John J. Van Sweden..........     1,192,990           --
                Edward M. Wiederstein.......     1,192,990           --

          (iii) Approval of the Director Compensation Plan. Shareholders cast 42,832,580 votes for and 171,850 votes against the approval of the Director Compensation Plan. There were 28,424 abstentions and no broker non-votes. Shares have been restated to reflect the 100% common stock dividend.

           (iv) Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 1998. Shareholders cast 42,742,534 votes for and 2,310 votes against the appointment of Ernst & Young LLP. There were 487,930 abstentions and no broker non-votes. Shares have been restated to reflect the 100% common stock dividend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           27   Financial Data Schedule

(b)        Reports on Form 8-K filed during the quarter ended June 30, 1998:

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 12, 1998

                           FBL FINANCIAL GROUP, INC.



                           By  /s/ Thomas R. Gibson
                           Chief Executive Officer (Principal Executive Officer)


                           By  /s/ James W. Noyce
                           Chief Financial Officer (Principal Financial and Accounting Officer)