Form 10-Q
period 1998-09-30
FBL FINANCIAL GROUP INC
filed 1998-11-12
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________ to________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,410,626 shares of Class A common stock and 1,192,990 shares of Class B common stock as of October 30, 1998.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                          1998               1997
                                                                                      -------------     -------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 1998 - $566,013; 1997 -
       $663,315) ................................................................     $     539,128     $     639,598
     Available for sale, at market (amortized cost: 1998 - $1,730,637; 1997 -
       $1,629,950) ..............................................................         1,840,271         1,711,578
   Equity securities, at market (cost: 1998 - $39,664; 1997 - $60,500) ..........            33,608            57,736
   Mortgage loans on real estate ................................................           309,201           323,605
   Investment real estate, less allowances for depreciation of $3,816 in 1998
     and $2,682 in 1997 .........................................................            40,873            39,942
   Policy loans .................................................................           123,333           121,941
   Other long-term investments ..................................................            10,270            14,438
   Short-term investments .......................................................            80,514            32,073
                                                                                      -------------     -------------
Total investments ...............................................................         2,977,198         2,940,911

Cash and cash equivalents .......................................................             6,882             2,397
Securities and indebtedness of related parties ..................................            66,145            64,442
Accrued investment income .......................................................            32,761            33,894
Accounts and notes receivable ...................................................             1,173             1,401
Amounts receivable from affiliates ..............................................             1,928             3,656
Reinsurance recoverable .........................................................             7,044             9,789
Deferred policy acquisition costs ...............................................           197,744           181,916
Value of insurance in force acquired ............................................            14,412            16,044
Property and equipment, less allowances for depreciation of $31,636 in 1998
  and $48,847 in 1997 ...........................................................            38,988            63,481
Current income taxes recoverable ................................................             7,811            11,925
Goodwill, less accumulated amortization of $3,310 in 1998 and $2,792 in
  1997 ..........................................................................            10,122            10,640
Other assets ....................................................................            32,650            15,949
Assets of discontinued operations ...............................................                --           106,672
Assets held in separate accounts ................................................           171,809           138,409




                                                                                      -------------     -------------
      Total assets...............................................................     $   3,566,667     $   3,601,526
                                                                                      =============     =============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         1998               1997
                                                                                     -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
      Future policy benefits:
           Interest sensitive products .........................................     $   1,562,677     $   1,578,794
           Traditional life insurance and accident and health products .........           728,584           711,722
           Unearned revenue reserve ............................................            24,880            23,530
      Other policy claims and benefits .........................................            10,938            13,488
                                                                                     -------------     -------------
                                                                                         2,327,079         2,327,534
   Other policyholders' funds:
      Supplementary contracts without life contingencies .......................           145,876           137,398
      Advance premiums and other deposits ......................................            84,339            85,280
      Accrued dividends ........................................................            12,497            13,801
                                                                                     -------------     -------------
                                                                                           242,712           236,479

   Long-term debt ..............................................................            24,572            24,577
   Amounts payable to affiliates ...............................................             6,011                60
   Deferred income taxes .......................................................            48,484            43,592
   Other liabilities ...........................................................            61,044            44,939
   Liabilities of discontinued operations ......................................                --            79,118
   Liabilities related to separate accounts ....................................           171,809           138,409
                                                                                     -------------     -------------
           Total liabilities ...................................................         2,881,711         2,894,708

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock of subsidiary
     trust .....................................................................            97,000            97,000
   Other .......................................................................             4,503             4,503

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .......             3,000             3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 31,393,102 shares in 1998 and 34,732,448 shares
     in 1997 ...................................................................            40,499            42,907
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ...................................             7,567             7,567
   Accumulated other comprehensive income - net unrealized investment
     gains .....................................................................            62,286            48,559
   Retained earnings ...........................................................           470,101           503,282
                                                                                     -------------     -------------
     Total stockholders' equity ................................................           583,453           605,315
                                                                                     -------------     -------------
        Total liabilities and stockholders' equity .............................     $   3,566,667     $   3,601,526
                                                                                     =============     =============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------  -------------------------------
                                                                    1998             1997             1998             1997
                                                                ------------     ------------     ------------     ------------
Revenues:
    Interest sensitive product charges .....................    $     12,847     $     12,362     $     38,600     $     35,568
    Traditional life insurance and accident and health
      premiums .............................................          22,272           22,044           71,563           71,445
    Net investment income ..................................          56,587           55,232          171,260          164,177
    Realized gains (losses) on investments .................             475           10,533           (2,382)          34,458
    Other income ...........................................           5,058            4,740           15,366           13,785
                                                                ------------     ------------     ------------     ------------
      Total revenues .......................................          97,239          104,911          294,407          319,433
Benefits and expenses:
    Interest sensitive product benefits ....................          30,477           30,424           91,858           92,785
    Traditional life insurance and accident and health
      benefits .............................................          13,910           11,923           43,077           41,579
    Increase in traditional life and accident and health
      future policy benefits ...............................           5,498            6,076           17,908           19,775
    Distributions to participating policyholders ...........           6,032            5,715           19,340           19,280
    Underwriting, acquisition and insurance expenses .......          15,295           15,692           47,335           45,033
    Interest expense .......................................             471              357            1,239            1,122
    Other expenses .........................................           3,888            2,654           11,262            8,075
                                                                ------------     ------------     ------------     ------------
      Total benefits and expenses ..........................          75,571           72,841          232,019          227,649
                                                                ------------     ------------     ------------     ------------
                                                                      21,668           32,070           62,388           91,784
Income taxes ...............................................          (6,747)         (11,245)         (19,576)         (31,102)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily
      redeemable preferred stock of subsidiary trust .......          (1,213)          (1,213)          (3,638)          (1,617)
    Other ..................................................             (83)             (89)            (251)            (266)
Equity income, net of related income taxes .................             573              762            1,221              878
                                                                ------------     ------------     ------------     ------------
Income from continuing operations ..........................          14,198           20,285           40,144           59,677
Discontinued operations:
    Income (loss) from property-casualty operations, net
      of related income taxes ..............................              --             (161)             287             (162)
    Gain on disposal of property-casualty operations, net
      of related income taxes ..............................              --               --              179               --
                                                                ------------     ------------     ------------     ------------
Net income .................................................          14,198           20,124           40,610           59,515
Dividends on Series A and B preferred stock ................             (38)             (37)            (113)          (2,133)
                                                                ------------     ------------     ------------     ------------
Net income applicable to common stock ......................    $     14,160     $     20,087     $     40,497     $     57,382
                                                                ============     ============     ============     ============

Earnings per common share:
    Income from continuing operations ......................    $       0.43     $       0.56     $       1.19     $       1.57
    Discontinued operations ................................              --               --             0.01               --
                                                                ------------     ------------     ------------     ------------
    Earnings per common share ..............................    $       0.43     $       0.56     $       1.20     $       1.57
                                                                ============     ============     ============     ============

Earnings per common share - assuming dilution:
    Income from continuing operations ......................    $       0.42     $       0.55     $       1.16     $       1.55
    Discontinued operations ................................              --               --             0.01               --
                                                                ------------     ------------     ------------     ------------
    Earnings per common share - assuming dilution ..........    $       0.42     $       0.55     $       1.17     $       1.55
                                                                ============     ============     ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      ACCUMULATED
                                                         CLASS A        CLASS B          OTHER                         TOTAL
                                        PREFERRED        COMMON         COMMON       COMPREHENSIVE     RETAINED     STOCKHOLDERS'
                                          STOCK          STOCK           STOCK          INCOME         EARNINGS        EQUITY
                                      ------------    ------------    ------------   ------------   ------------    ------------
Balance at January 1, 1997 ........   $    100,000    $     43,773    $      7,567   $     27,858   $    459,324    $    638,522
  Comprehensive income:
   Net income for nine months
     ended September 30, 1997 .....             --              --              --             --         59,515          59,515
   Change in net unrealized
     investment gains/losses ......             --              --              --         18,653             --          18,653
                                                                                                                    ------------
  Total comprehensive income ......                                                                                       78,168
  Purchase of Series A preferred
    stock .........................       (100,000)             --              --             --             --        (100,000)
  Issuance of Series B preferred
    stock .........................          3,000              --              --             --             --           3,000
  Purchase of 1,930,740 shares
    of common stock ...............             --          (2,402)             --             --        (22,432)        (24,834)
  Issuance of 86,504 shares of
    common stock under stock
    option plan, including
    related income tax benefit ....             --             902              --             --             --             902
  Dividends on preferred stock ....             --              --              --             --         (2,133)         (2,133)
  Dividends on common stock .......             --              --              --             --         (5,470)         (5,470)
                                      ------------    ------------    ------------   ------------   ------------    ------------
Balance at September 30, 1997 .....   $      3,000    $     42,273    $      7,567   $     46,511   $    488,804    $    588,155
                                      ============    ============    ============   ============   ============    ============

Balance at January 1, 1998 ........   $      3,000    $     42,907    $      7,567   $     48,559   $    503,282    $    605,315
  Comprehensive income:
   Net income for nine months
     ended September 30, 1998 .....             --              --              --             --         40,610          40,610
   Change in net unrealized
     investment gains/losses ......             --              --              --         13,727             --          13,727
                                                                                                                    ------------
  Total comprehensive income ......                                                                                       54,337
  Acquisition of 2,536,112 shares
    of common stock in
    exchange for properties .......             --          (3,340)             --             --        (42,310)        (45,650)
  Purchase of 961,536 shares of
    common stock ..................             --          (1,224)             --             --        (23,784)        (25,008)
  Issuance of 158,302 shares of
    common stock under stock
    option plan, including related
    income tax benefit ............             --           2,156              --             --             --           2,156
  Dividends on preferred stock ....             --              --              --             --           (113)           (113)
  Dividends on common stock .......             --              --              --             --         (7,584)         (7,584)
                                      ------------    ------------    ------------   ------------   ------------    ------------
Balance at September 30, 1998 .....   $      3,000    $     40,499    $      7,567   $     62,286   $    470,101    $    583,453
                                      ============    ============    ============   ============   ============    ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                            1998             1997
                                                                                        ------------     ------------
OPERATING ACTIVITIES
Continuing operations:
     Net income ....................................................................    $     40,144     $     59,677
     Adjustments to reconcile net income to net cash provided by continuing operations:
          Adjustments related to interest sensitive products:
              Interest credited to account balances ................................          79,229           79,596
              Charges for mortality and administration .............................         (38,646)         (36,099)
              Deferral of unearned revenues ........................................           1,968            1,782
              Amortization of unearned revenue reserve .............................            (579)            (563)
          Provision for depreciation and amortization ..............................           7,014           13,507
          Net gains and losses related to investments held by broker-dealer and
              investment company subsidiaries ......................................             286           (1,038)
          Realized losses (gains) on investments ...................................           2,382          (34,458)
          Increase in traditional life and accident and health benefit accruals ....          17,840           20,303
          Policy acquisition costs deferred ........................................         (23,054)         (22,216)
          Amortization of deferred policy acquisition costs ........................           6,499            6,624
          Provision for deferred income taxes ......................................          (1,864)         (10,657)
          Other ....................................................................         (14,159)           6,758
                                                                                        ------------     ------------
Net cash provided by continuing operations .........................................          77,060           83,216
Discontinued operations:
     Net income (loss) .............................................................             466             (162)
     Adjustments to reconcile net income (loss) to net cash provided by
          discontinued operations ..................................................           2,006            7,564
                                                                                        ------------     ------------
Net cash provided by discontinued operations .......................................           2,472            7,402
                                                                                        ------------     ------------
Net cash provided by operating activities ..........................................          79,532           90,618

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
     Fixed maturities - held for investment ........................................         103,552           33,489
     Fixed maturities - available for sale .........................................         216,634          222,352
     Equity securities .............................................................          23,861           98,489
     Mortgage loans on real estate .................................................          53,506           33,070
     Investment real estate ........................................................           1,339              832
     Policy loans ..................................................................          21,899           21,416
     Other long-term investments ...................................................           2,121              257
                                                                                        ------------     ------------
                                                                                             422,912          409,905

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                         1998             1997
                                                                                     ------------     ------------
INVESTING ACTIVITIES (CONTINUED)
Acquisition of investments:
     Fixed maturities - held for investment .....................................    $         --     $        (74)
     Fixed maturities - available for sale ......................................        (318,065)        (323,864)
     Equity securities ..........................................................          (1,618)         (30,350)
     Mortgage loans on real estate ..............................................         (39,087)         (41,672)
     Investment real estate .....................................................          (2,884)          (6,902)
     Policy loans ...............................................................         (23,291)         (23,901)
     Other long-term investments ................................................          (1,714)          (1,615)
     Short-term investments - net ...............................................         (48,441)         (36,415)
                                                                                     ------------     ------------
                                                                                         (435,100)        (464,793)

Proceeds from disposal, repayments of advances and other distributions from
     equity investees ...........................................................           3,953            8,994
Investments in and advances to equity investees .................................          (3,964)          (6,241)
Net purchases of property and equipment and other ...............................          (7,488)          (8,872)
Investing activities of discontinued operations .................................          (2,474)          (7,931)
Net proceeds from sale of discontinued operations ...............................          24,844               --
                                                                                     ------------     ------------
Net cash provided by (used in) investing activities .............................           2,683          (68,938)

FINANCING ACTIVITIES
Receipts from interest sensitive products credited to policyholder account
    balances ....................................................................         184,941          190,811
Return of policyholder account balances on interest sensitive products ..........        (233,163)        (179,420)
Proceeds from short-term debt with affiliate ....................................           5,771               --
Repayments of long-term debt ....................................................              (5)              (3)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ............................................................          (3,638)          (1,617)
Other distributions to minority interests .......................................            (335)            (663)
Purchase of common stock ........................................................         (25,008)         (24,834)
Issuance of common stock ........................................................           1,404              758
Dividends paid ..................................................................          (7,697)          (7,603)
                                                                                     ------------     ------------
Net cash used in financing activities ...........................................         (77,730)         (22,571)
                                                                                     ------------     ------------
Increase (decrease) in cash and cash equivalents ................................           4,485             (891)
Cash and cash equivalents at beginning of period ................................           2,397            3,583
                                                                                     ------------     ------------
Cash and cash equivalents at end of period ......................................    $      6,882     $      2,692
                                                                                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ...................................................................    $      1,206     $      1,115
     Income taxes ...............................................................          16,451           43,634


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K.

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

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

The Company received $25.0 million in cash on the date of the sale, resulting in a $0.2 million gain net of related income taxes. The tax benefit recorded in connection with the sale ($1.0 million) is greater than the prevailing federal income tax rate due to the reversal of cumulative temporary differences between the book and income tax bases of Utah Insurance's assets and liabilities. The Company may receive additional consideration during each of the five years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis. The Company has not accrued any contingent consideration as such amounts, if any, cannot be reasonably estimated as of September 30, 1998. Any receipts as a result of the earn-out provision will be recorded as an adjustment to the gain on the disposal of the discontinued segment.

Revenues from discontinued operations for the nine months ended September 30, 1998 and 1997 totaled $12.9 million and $39.9 million, respectively, and for the three months ended September 30, 1997 totaled $14.6 million. Income tax expense (benefit) from discontinued operations for the nine months ended September 30, 1998 and 1997 totaled $36,000 and $(0.4) million, respectively, and for the three months ended September 30, 1997 totaled $(0.2) million.

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

Net unrealized investment gains as reported were comprised of the following:

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1998               1997
                                                                                        ------------       ------------
                                                                                             (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available for
     sale ........................................................................      $    103,578       $     81,076
Adjustments for assumed changes in amortization pattern of:
     Deferred policy acquisition costs ...........................................            (6,746)            (6,019)
     Value of insurance in force acquired ........................................            (1,749)            (1,061)
     Unearned revenue reserve ....................................................               748                709
Provision for deferred income taxes ..............................................           (33,540)           (26,146)
                                                                                        ------------       ------------
                                                                                              62,291             48,559
Proportionate share of net unrealized investment losses of equity investees ......                (5)                --
                                                                                        ------------       ------------
Net unrealized investment gains ..................................................      $     62,286       $     48,559
                                                                                        ============       ============

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

During the three months ended September 30, 1998 and 1997, comprehensive income totaled $24.1 million and $40.7 million, respectively. During the nine months ended September 30, 1998 and 1997, comprehensive income totaled $54.3 million and $78.2 million, respectively.

6.      EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                          -----------------------------     -----------------------------
                                                              1998             1997             1998             1997
                                                          ------------     ------------     ------------     ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income from continuing operations ................    $     14,198     $     20,285     $     40,144     $     59,677
    Income from discontinued operations ..............              --             (161)             466             (162)
                                                          ------------     ------------     ------------     ------------
    Net income .......................................          14,198           20,124           40,610           59,515
    Dividends on Series A and B preferred stock ......             (38)             (37)            (113)          (2,133)
                                                          ------------     ------------     ------------     ------------
       Numerator for earnings per common share-
          income available to common stockholders ....    $     14,160     $     20,087     $     40,497     $     57,382
                                                          ============     ============     ============     ============

Denominator:
    Denominator for earnings per common
       share - weighted-average shares ...............      32,573,076       35,840,562       33,887,349       36,480,708
    Effect of dilutive securities - employee stock
       options .......................................         832,951          699,774          847,441          575,234
                                                          ------------     ------------     ------------     ------------
       Denominator for diluted earnings per
          common share - adjusted weighted-
          average shares .............................      33,406,027       36,540,336       34,734,790       37,055,942
                                                          ============     ============     ============     ============

Earnings per common share:
    Income from continuing operations ................    $       0.43     $       0.56     $       1.19     $       1.57
    Discontinued operations ..........................              --               --             0.01               --
                                                          ------------     ------------     ------------     ------------
    Earnings per common share ........................    $       0.43     $       0.56     $       1.20     $       1.57
                                                          ============     ============     ============     ============
Earnings per common share - assuming dilution:
    Income from continuing operations ................    $       0.42     $       0.55     $       1.16     $       1.55
    Discontinued operations ..........................              --               --             0.01               --
                                                          ------------     ------------     ------------     ------------
    Earnings per common share - assuming dilution ....    $       0.42     $       0.55     $       1.17     $       1.55
                                                          ============     ============     ============     ============

For purposes of the calculation of earnings per common share, dividends on Series A and B preferred stock are attributed to continuing operations.

7.      CREDIT ARRANGEMENTS

The Company has a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $5.8 million at September 30, 1998, are being used to acquire assets that will be leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.25% at September 30, 1998).

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $54.0 million from the FHLB as of September 30, 1998. The Company had no outstanding debt under this credit arrangement as of September 30, 1998 or December 31, 1997.

8.      PENDING ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. A provision of Statement No. 133 allows companies to transfer securities classified as held to maturity to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement is effective for the Company in the year 2000, with earlier adoption encouraged. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

9.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 1998, management is not aware of any claims for which a material loss is reasonably possible.

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

During the first quarter of 1998, the Company entered into a 15-year operating lease with the Iowa Farm Bureau Federation for the lease of its home office properties. Future remaining minimum lease payments under this lease as of September 30, 1998 are as follows: 1998 - $0.4 million; 1999 - $1.7 million; 2000 - $2.1 million; 2001 - $2.1 million; 2002 - $2.1 million; and thereafter, through 2013 - $25.9 million.

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At September 30, 1998, the Company recorded a $0.3 million reserve for expected future cash flow deficiencies. No such reserve was recorded at December 31, 1998. The limited partnership has a $5.3 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

A summary of the Company's premiums and product charges is as follows:

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                 -------------------------   -------------------------
                                                                     1998          1997         1998           1997
                                                                 -----------   -----------   -----------   -----------
                                                                                 (DOLLARS IN THOUSANDS)
Premiums and product charges:
     Interest sensitive product charges ......................   $    12,847   $    12,362   $    38,600   $    35,568
     Traditional life insurance and accident and health
         premiums ............................................        22,272        22,044        71,563        71,445
                                                                 -----------   -----------   -----------   -----------
         Total ...............................................   $    35,119   $    34,406   $   110,163   $   107,013
                                                                 ===========   ===========   ===========   ===========

Interest sensitive product charges increased $0.5 million, or 3.9%, for the third quarter of 1998 and $3.0 million, or 8.5%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. These increases are due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances.

Traditional life insurance and accident and health premiums increased $0.2 million, or 1.0%, for the third quarter of 1998 and $0.1 million, or 0.2%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. Management believes the modest increase in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 24.3% to $9.6 million for the 1998 quarter and increased 19.3% to $28.3 million for the nine months ended September 30, 1998.

Net investment income increased $1.4 million, or 2.5%, for the third quarter of 1998 and $7.1 million, or 4.3%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. These increases are attributable to increases in invested assets and the yield earned on those investments. The annualized yield earned on average invested assets was 8.00% for the nine months ended September 30, 1998 compared to 7.75% for the nine months ended September 30, 1997. Despite a general decline in market interest rates during the 12-month period ended September 30, 1998, yield on invested assets increased due principally to an increase in fee income and discount accretion associated with bond calls and prepayments on mortgage loans and mortgage-backed securities. Fee income from mortgage loan prepayments and bond calls increased 85.4% to $1.9 million for the third quarter of 1998 and increased 498.2% to $7.7 million for the nine-month period. In addition, included in investment income during 1998 is net discount accretion on mortgage and asset-backed securities totaling $0.2 million for the third quarter and $0.9 million for the nine-month period attributable to an increase in future principal prepayment assumptions. Such revenue is not expected to be a consistently recurring source of income for the Company.

Realized gains (losses) on investments decreased $10.1 million, or 95.5%, for the third quarter of 1998 and $36.8 million, or 106.9%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. Included in realized gains (losses) during the third quarter of 1998 was $0.4 million in realized losses resulting from writedowns of investments that became other-than-temporarily impaired. There were no such impairment losses during the third quarter of 1997. For the nine-month periods, impairment losses totaled $8.5 million in 1998 and $19.4 million in 1997. These writedowns are the result of sustained operating losses, non-renewal of sales contracts, rejection of product design by regulatory authorities and various other economic factors that became evident in the respective periods. The realized gains recognized during the nine months ended September 30, 1997 resulted primarily from the sale of equity securities. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income increased $0.3 million, or 6.7%, for the third quarter of 1998 and $1.6 million, or 11.5%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. These increases are attributable to an increase in the level of leasing, investment advisory and other financial services provided to affiliates and third parties. These increases are partially offset by decreases in rental income of $0.6 million for the third quarter and $1.3 million for the nine-month period due to the exchange of home office properties on March 30, 1998. See "Exchange of Home Office Properties".

A summary of the Company's policy benefits is as follows:

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                -------------------------   -------------------------
                                                                    1998          1997          1998          1997
                                                                -----------   -----------   -----------   -----------
                                                                                (DOLLARS IN THOUSANDS)
Policy benefits:
     Interest sensitive product benefits ....................   $    30,477   $    30,424   $    91,858   $    92,785
     Traditional life insurance and accident and health
         benefits ...........................................        13,910        11,923        43,077        41,579
     Increase in traditional life and accident and health
         future policy benefits .............................         5,498         6,076        17,908        19,775
     Distributions to participating policyholders ...........         6,032         5,715        19,340        19,280
                                                                -----------   -----------   -----------   -----------
         Total ..............................................   $    55,917   $    54,138   $   172,183   $   173,419
                                                                ===========   ===========   ===========   ===========

Interest sensitive product benefits increased $0.1 million, or 0.2%, for the third quarter of 1998 and decreased $0.9 million, or 1.0%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. Universal life death benefits in excess of related account balances increased $0.4 million for the quarter and decreased $0.6 million for the nine-month period. Interest credited to contracts decreased for the 1998 quarter and for the nine months ended September 30, 1998 due primarily to decreases in interest crediting rates. The weighted average annualized crediting rate for the Company's universal life liabilities decreased to 5.99% for the nine months ended September 30, 1998 from 6.22% for nine months ended September 30, 1997, and the weighted average annualized crediting rate for the Company's annuity liabilities decreased to 5.77% for the 1998 period from 6.15% for the 1997 period. The Company decreased interest crediting rates on many of its products during the 12-month period ended September 30, 1998 in response to the general decline in market interest rates during the same period.

Traditional life insurance and accident and health benefits, including the related changes in reserves, increased $1.4 million, or 7.8%, for the third quarter of 1998 and decreased $0.4 million, or 0.6%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. Death and surrender benefits on traditional products increased $1.9 million for the third quarter and $1.3 million for the nine-month period. Mortality experience in the third quarter of 1998 was in line with expectations compared to the third quarter of 1997, when mortality experience was better than expected. For the nine months end September 30, 1998, the increase in death and surrender benefits was more than offset by a decrease in related reserves and other benefits. Traditional life insurance and accident and health benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

Distributions to participating policyholders increased $0.3 million, or 5.5%, for the third quarter of 1998 and $0.1 million, or 0.3%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. Growth in the amount and age of the participating business in force was partially offset by the impact of a decrease in the average interest rate used in the dividend formula for these policies to 5.84% at September 30, 1998 from 5.98% at September 30, 1997.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                            -----------------------   -----------------------
                                                               1998         1997         1998         1997
                                                            ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Underwriting, acquisition and insurance expenses:
     Commission expense, net of deferrals ...............   $    2,282   $    2,277   $    6,968   $    6,896
     Amortization of deferred policy acquisition costs ..        2,044        2,858        6,499        6,624
     Other underwriting, acquisition and insurance
         expenses, net of deferrals .....................       10,969       10,557       33,868       31,513
                                                            ----------   ----------   ----------   ----------
         Total ..........................................   $   15,295   $   15,692   $   47,335   $   45,033
                                                            ==========   ==========   ==========   ==========

Commission expense was flat for the third quarter of 1998 and increased $0.1 million, or 1.0%, for the nine months ended September 30, 1998 compared to the respective period in 1997. Commission expense was relatively consistent during the periods as direct life insurance premiums collected increased 2.0% for the nine-month period ended September 30, 1998 compared to the same period in 1997.

Amortization of deferred policy acquisition costs decreased $0.8 million, or 28.5%, for the third quarter of 1998 and $0.1 million, or 1.9%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. The decrease for the quarter is primarily attributable to the increase in death benefits noted above. In addition, amortization decreased for the quarter and nine-month period due to the impact of realized gains and losses on investments backing the related policyholder liabilities.

Other underwriting, acquisition and insurance expenses increased $0.4 million, or 3.9%, for the third quarter of 1998 and $2.4 million, or 7.5%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. During the first nine months of 1998 and 1997, expenses totaling $1.6 million and $0.2 million, respectively, were incurred relating to modifying the Company's computer systems to prepare for the Year 2000 date conversion. Expenses also increased during the nine-month period as a result of start-up activities relating to the sale of variable products through alternative distribution channels. These increases were partially offset by a $1.8 million decrease in home office real estate expense during the nine-month period due to the exchange of home office properties on March 30, 1998. See "Impact of Year 2000" and "Exchange of Home Office Properties".

Other expenses increased $1.2 million, or 46.5%, for the third quarter of 1998 and $3.2 million, or 39.5%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. These increases are attributable to an increase in the level of leasing, investment advisory and other financial services provided to affiliates and third parties.

Pretax income before minority interest, equity income and discontinued operations decreased $10.4 million, or 32.4%, for the third quarter of 1998 and $29.4 million, or 32.0%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. The decrease in pretax income is primarily the result of the decrease in realized gains on investments partially offset by an increase in income earned on invested assets.

Income taxes decreased $4.5 million, or 40.0%, for the third quarter of 1998 and $11.5 million, or 37.1%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. The effective tax rate for the nine months ended September 30, 1998 was 31.4% compared to 33.9% for the respective period in 1997. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax exempt interest and dividend income partially offset by state income taxes. In addition, during the 1998 period the Company realized the full tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of a subsidiary trust. The trust's preferred stock was issued on May 30, 1997.

Equity income, net of related income taxes, decreased $0.2 million, or 24.8%, for the third quarter of 1998 and increased $0.3 million, or 39.1%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. Equity income includes, among other items, the Company's proportionate share of gains and losses on investments owned by the underlying companies, partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the entities.

Net income applicable to common stock decreased $5.9 million, or 29.5%, for the third quarter of 1998 and $16.9 million, or 29.4%, for the nine months ended September 30, 1998 compared to the respective periods in 1997. The decrease is primarily the result of the changes in income from continuing operations discussed above. As discussed in more detail in the section that follows, the decrease for the nine-month period was partially offset by a $0.6 million increase in income/gain from discontinued operations. A decrease in dividends on Series A and B preferred stock was offset by an increase in dividends on company-obligated mandatorily redeemable preferred stock of a subsidiary trust.

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

Income (loss) from discontinued operations for the nine months ended September 30, 1998 and 1997 totaled $0.3 million and $(0.2) million, respectively. Revenues from discontinued operations for the nine months ended September 30, 1998 and 1997 totaled $12.9 million and $39.9 million, respectively, and for the quarter ended September 30, 1997 totaled $14.6 million.

EXCHANGE OF HOME OFFICE PROPERTIES

On March 30, 1998, the Company exchanged a subsidiary owning its home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The Company is leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. A gain on the transaction of approximately $21.0 million was deferred by the Company and is being amortized over the term of the operating lease. The exchange did not have a significant impact on income from continuing operations for the three- and nine-month periods ended September 30, 1998, nor is it expected to have a significant impact in the future, as the increase in net expense associated with leasing the properties versus owning them directly is substantially offset by the amortization of the deferred gain on the transaction.

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

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                               --------------------------    --------------------------
                                                  1998           1997           1998           1997
                                               -----------    -----------    -----------    -----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ......   $    14,160    $    20,087    $    40,497    $    57,382
Adjustments:
    Net realized losses (gains) on
       investments .........................          (258)        (6,569)         1,536        (21,914)
    Gain on disposal of property-casualty
       operations ..........................            --             --           (179)            --
    Net income from FBL Ventures ...........            --             --             --           (723)
                                               -----------    -----------    -----------    -----------
Adjusted operating income applicable to
    common stock ...........................   $    13,902    $    13,518    $    41,854    $    34,745
                                               ===========    ===========    ===========    ===========
Adjusted operating income per common
    share ..................................   $      0.43    $      0.38    $      1.24    $      0.95
                                               ===========    ===========    ===========    ===========
Adjusted operating income per common
    share - assuming dilution ..............   $      0.42    $      0.37    $      1.20    $      0.94
                                               ===========    ===========    ===========    ===========

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

The total incremental cost of the Year 2000 project (those costs which the Company would not have incurred had the Year 2000 issue not existed) is estimated to be $3.8 million and is being funded through operating cash flows. Year 2000 modification costs incurred and charged to expense during the nine months ended September 30, 1998 and year ended December 31, 1997 totaled $1.8 million (including $0.2 million attributable to discontinued operations) and $1.0 million (including $0.3 million attributable to discontinued operations), respectively. It is anticipated the project costs to be charged to expense during the remainder of 1998 and 1999 will total approximately $0.4 million and $0.6 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consists primarily of dividends from subsidiaries, if declared and paid, fees which it charges the various subsidiaries and affiliates for management of their operations and tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing such management services, dividends on outstanding stock and interest on holding company debt issued to a subsidiary. In addition, the parent company will on occasion enter into capital transactions such as the acquisition of its common stock.

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

The exchange of home office properties for Class A common stock on March 30, 1998 was structured as a tax-free exchange of a real estate subsidiary. Farm Bureau Life transferred a subsidiary which owned the buildings to FBL Financial Group, Inc. in the form of a dividend. FBL Financial Group, Inc. then exchanged the real estate subsidiary's common stock for the Class A common stock. The transaction was accounted for as a noncash financing activity for purposes of the statements of cash flows.

During the second quarter of 1998, the Company used the proceeds from the sale of Utah Insurance to repurchase 961,536 shares of Class A common stock. The repurchases, which totaled $25.0 million, were made in accordance with a stock repurchase plan approved by the Company's Board of Directors on May 19, 1998.

During the nine months ended September 30, 1998, the parent company paid common and preferred stock dividends totaling $7.7 million. Common and preferred dividends totaling $7.6 million were paid during the corresponding 1997 period. It is anticipated dividend requirements for the fourth quarter of 1998 will be $0.075 per common share and $0.0075 per preferred share, or approximately $2.5 million. In addition, interest payments on the holding company debt are estimated to be $1.3 million for the fourth quarter of 1998.

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

For the fourth quarter of 1998, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $8.7 million from Western Life. No such amount is available from Farm Bureau Life during the fourth quarter of 1998 due to the dividend of the home office properties. The amount available from Western Life is in excess of anticipated dividend and interest requirements of the parent company for the remainder of 1998, which total $3.8 million.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the nine-month period ended September 30, 1998, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

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

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for the reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $35.2 million and $97.0 million in the nine months ended September 30, 1998 and 1997, respectively. These funds were primarily used to increase the insurance companies' short-term and fixed maturity investment portfolios.

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

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $54.0 million as of September 30, 1998. Interest is payable at the current market rate on the date of issuance.
As of September 30, 1998, no borrowings were outstanding on this line of credit.

The Company has a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $5.8 million at September 30, 1998, are being used to acquire assets that will be leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.25% at September 30, 1998).

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

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of September 30, 1998, the Company had no material commitments for capital expenditures.

INVESTMENTS

The Company's total investment portfolio increased $36.3 million, or 1.2%, to $2,977.2 million at September 30, 1998 compared to $2,940.9 million at December 31, 1997. This increase is primarily the result of an increase in unrealized appreciation on fixed maturity securities classified as available for sale and positive cash flows from operations, partially offset by net withdrawals of policyholder account balances on interest sensitive products.

Over the last several years, the mix of the Company's life insurance business has been shifting from traditional to variable products. The Company expects this trend to continue as an emphasis is being placed on the sale of variable products. A majority of premiums received on variable products are typically invested in the Company's separate accounts as opposed to the general account investments. This trend is expected to impact the future growth rate of the Company's investment portfolio and separate account assets.

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

The Company's investment portfolio is summarized in the table below:

                                             SEPTEMBER 30, 1998                     DECEMBER 31, 1997
                                       -------------------------------      -------------------------------
                                       CARRYING VALUE        PERCENT        CARRYING VALUE        PERCENT
                                       --------------     ------------      --------------     ------------
Fixed maturities:                                              (DOLLARS IN THOUSANDS)
    Public .......................      $  1,786,302              60.0%      $  1,807,240              61.4%
    144A private placement .......           356,994              12.0            276,578               9.4
    Private placement ............           236,103               7.9            267,358               9.1
                                        ------------      ------------       ------------      ------------
    Total fixed maturities .......         2,379,399              79.9          2,351,176              79.9
 Equity securities ...............            33,608               1.1             57,736               2.0
 Mortgage loans on real estate ...           309,201              10.4            323,605              11.0
 Investment real estate:
    Acquired for debt ............               954                --              1,168                --
    Investment ...................            39,919               1.3             38,774               1.3
 Policy loans ....................           123,333               4.2            121,941               4.2
 Other long-term investments .....            10,270               0.4             14,438               0.5
 Short-term investments ..........            80,514               2.7             32,073               1.1
                                        ------------      ------------       ------------      ------------
        Total investments ........      $  2,977,198             100.0%      $  2,940,911             100.0%
                                        ============      ============       ============      ============

As of September 30, 1998, 94.0% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 1998, the Company's investment in non-investment grade debt was 6.0% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.4% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                              SEPTEMBER 30, 1998
                                                                      ----------------------------------
   NAIC DESIGNATION             EQUIVALENT S&P RATINGS (1)             CARRYING VALUE         PERCENT
----------------------   ------------------------------------------   ----------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
           1             (AAA, AA, A).............................      $   1,507,771              63.4%
           2             (BBB)....................................            729,325              30.6
                                                                      ----------------    --------------
                         Total investment grade...................          2,237,096              94.0
           3             (BB).....................................            111,540               4.7
           4             (B)......................................             22,766               1.0
           5             (CCC, CC, C).............................              4,600               0.2
           6             In or near default.......................              3,397               0.1
                                                                      ----------------    ---------------
                         Total below investment grade.............            142,303               6.0
                                                                      ----------------    ---------------
                         Total fixed maturities...................      $   2,379,399              100.0%
                                                                      ================    ===============

-----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at September 30, 1998:

                                                                             HELD FOR INVESTMENT
                                                     --------------------------------------------------------------------
                                                                            GROSS            GROSS
                                                                         UNREALIZED        UNREALIZED          ESTIMATED
                                                     AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                     --------------     ------------      ------------       ------------
                                                                            (DOLLARS IN THOUSANDS)
Bonds:
     Corporate securities ......................      $      5,007      $        363      $         (8)      $      5,362
     Mortgage-backed securities ................           534,121            27,455              (925)           560,651
                                                      ------------      ------------      ------------       ------------
Total fixed maturities .........................      $    539,128      $     27,818      $       (933)      $    566,013
                                                      ============      ============      ============       ============

                                                                             AVAILABLE FOR SALE
                                                     --------------------------------------------------------------------
                                                                            GROSS            GROSS
                                                                         UNREALIZED        UNREALIZED          ESTIMATED
                                                     AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                     --------------     ------------      ------------       ------------
                                                                            (DOLLARS IN THOUSANDS)

Bonds:
     United States Government and agencies .....      $     83,772      $      6,901      $         --       $     90,673
     State, municipal and other governments ....            53,358             3,033              (102)            56,289
     Public utilities ..........................           137,333            12,084              (747)           148,670
     Corporate securities ......................           903,122            75,535           (13,836)           964,821
     Mortgage and asset-backed securities ......           517,824            28,849            (1,076)           545,597
Redeemable preferred stock .....................            35,228             1,360            (2,367)            34,221
                                                      ------------      ------------      ------------       ------------
Total fixed maturities .........................      $  1,730,637      $    127,762      $    (18,128)      $  1,840,271
                                                      ============      ============      ============       ============

Equity securities ..............................      $     39,664      $        716      $     (6,772)      $     33,608
                                                      ============      ============      ============       ============

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at September 30, 1998, by contractual maturity, are shown below.

                                                     HELD FOR INVESTMENT                  AVAILABLE FOR SALE
                                               -------------------------------     -------------------------------
                                                                    ESTIMATED                           ESTIMATED
                                               AMORTIZED COST     MARKET VALUE     AMORTIZED COST     MARKET VALUE
                                               --------------     ------------     --------------     ------------
                                                                      (DOLLARS IN THOUSANDS)
Due in one year or less ..................      $         --      $         --      $     23,881      $     23,998
Due after one year through five years ....                --                --           155,310           158,920
Due after five years through ten years ...             5,007             5,362           349,885           374,893
Due after ten years ......................                --                --           648,509           702,642
                                                ------------      ------------      ------------      ------------
                                                       5,007             5,362         1,177,585         1,260,453
Mortgage and asset-backed securities .....           534,121           560,651           517,824           545,597
Redeemable preferred stocks ..............                --                --            35,228            34,221
                                                ------------      ------------      ------------      ------------
                                                $    539,128      $    566,013      $  1,730,637      $  1,840,271
                                                ============      ============      ============      ============

Mortgage and other asset-backed securities constitute a significant portion of the Company's portfolio of securities. Management believes that at the time of purchase these securities provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. At September 30, 1998, the Company held $547.0 million (18.4% of total investments) in residential mortgage-backed securities, $254.2 million (8.5% of total investments) in commercial mortgage-backed securities and $278.5 million (9.4% of total investments) in other asset-backed securities.

At September 30, 1998, the Company held residential collateralized mortgage obligation (CMO) investments with a carrying value of $514.4 million as part of its mortgage-backed securities holdings. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. To provide call protection and more stable average lives, the Company invests in planned amortization classes (PACs), which provide more predictable cash flows within a range of prepayment speeds (e.g., the rate of individuals refinancing their home mortgages at lower rates) by shifting the prepayment risks to support tranches. The Company also invests in sequential tranches, which provide stability in that repayments of principal do not occur until the previous tranches are paid off. As of September 30, 1998, 76.8% of the Company's CMO investments are in PAC and sequential pay securities. The Company does not purchase certain types of collateralized mortgage obligations which it believes subjects the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

At September 30, 1998, the Company held $309.2 million or 10.4% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 1998, mortgages more than 60 days delinquent accounted for 0.3% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at September 30, 1998 include: Pacific (25%) which includes California and Washington; and West South Central (24%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with retail facilities (38%) and office buildings (35%) representing the largest holdings at September 30, 1998.

The Company's investment portfolio at September 30, 1998, also included $80.5 million of short-term investments and $215.1 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At September 30, 1998, the weighted average life of the fixed maturity portfolio, based on market values excluding convertible bonds, was approximately 6.8 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.3 as of September 30, 1998.

OTHER ASSETS

Deferred policy acquisition costs increased $15.8 million, or 8.7%, due principally to the capitalization of costs incurred with new sales. Property and equipment decreased $24.5 million, or 38.6% , due principally to the exchange of home office properties for Class A common stock. Assets of discontinued operations decreased $106.7 million as a result of the sale of Utah Insurance. Assets held in separate accounts increased $33.4 million, or 24.1%, to $171.8 million at September 30, 1998 due primarily to increased sales of the Company's variable products, partially offset by depreciation in the value of separate account investments. At September 30, 1998, the Company had total assets of $3,566.7 million, a 1.0% decrease from total assets at December 31, 1997.

LIABILITIES

Policy liabilities and accruals decreased $0.5 million due primarily to an increase in the return of policyholder account balances on interest sensitive products to $233.2 million for the nine months ended September 30, 1998 from $179.4 million for the respective period in 1997. This increase includes a $14.3 million pension distribution made to an affiliate during the second quarter of 1998. In addition, the increase includes a $19.2 million increase in net transfers to separate accounts resulting from continued popularity of the Company's variable products. As noted under the "Investments" section above, the mix of the Company's life insurance business has been shifting from traditional to variable products. This trend will have an impact on the future growth rate of the Company's policy liabilities and accruals as well as the separate account liabilities.

Other liabilities increased $16.1 million, or 35.8%, due primarily to the deferral of the gain on the exchange of home office properties for Class A common stock. Liabilities of discontinued operations decreased $79.1 million as a result of the sale of Utah Insurance. At September 30, 1998, the Company had total liabilities of $2,881.7 million, a 0.4% decrease from total liabilities at December 31, 1997.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased $21.8 million, or 3.6%, to $583.5 million at September 30, 1998 compared to $605.3 million at December 31, 1997. This decrease is principally attributable to the exchange of home office properties for Class A common stock and stock repurchases which, collectively, resulted in a $70.7 million decrease in equity. These decreases were offset by net income during the nine months ended September 30, 1998 and net unrealized appreciation of securities classified as available for sale.

At September 30, 1998, common stockholders' equity was $580.5 million, or $17.81 per share, compared to $602.3 million, or $16.77 per share at December 31, 1997. Included in stockholders' equity per common share is $2.03 and $1.41 at September 30, 1998 and December 31, 1997, respectively, attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $13.7 million during the nine-month period ended September 30, 1998, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following:

     * Changes to interest rate levels and stock market performance may impact the Company's lapse rates, market value of its investment portfolio and the Company's ability to sell its life insurance products, notwithstanding product features designed to mitigate the financial impact of such changes.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.17 Revolving Demand Note with Farm Bureau Mutual Insurance Company dated May 15, 1998
         10.18 Amendment to Revolving Demand Note with Farm Bureau Mutual Insurance Company dated May 15, 1998
         27 Financial Data Schedule for the nine-month period ended September 30, 1998
         27.1 Restated Financial Data Schedules for the six-month period ended June 30, 1998, three-month period ended March 31, 1998, year ended December 31, 1997 and nine-month period ended September 30, 1997. The periods have been restated for discontinued operations and certain reclassifications.
         27.2 Restated Financial Data Schedules for the six-month period ended June 30, 1997, three-month period ended March 31, 1997 and year ended December 31, 1996. The periods have been restated for discontinued operations and certain reclassifications.

(b)      Reports on Form 8-K filed during the quarter ended September 30, 1998:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1998

                                    FBL FINANCIAL GROUP, INC.



                                    By /s/ Thomas R. Gibson
                                       -----------------------------------------
                                    Chief Executive Officer (Principal Executive
                                    Officer)


                                    By /s/ James W. Noyce
                                       -----------------------------------------
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)