Form 10-K405
period 1998-12-31
FBL FINANCIAL GROUP INC
filed 1999-03-19
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number: 1-11917

                            FBL FINANCIAL GROUP, INC.
                            -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x] Yes [ ] No

Aggregate market value of Class A Common Stock held by non-affiliates of the registrant (computed as of March 4, 1999): $294,669,003

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 31,523,668 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of March 4, 1999.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 18, 1999 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

FBL Financial Group, Inc. (the Company or FBL) sells universal life, variable universal life, traditional life and disability income insurance and traditional and variable annuity products. These products are principally marketed through a core distribution force consisting of approximately 1,600 exclusive Farm Bureau agents in 14 midwestern and western states. FBL Financial Group was incorporated in Iowa in October 1993 and its principal insurance subsidiaries include Farm Bureau Life Insurance Company (Farm Bureau Life), Western Farm Bureau Life Insurance Company (Western Life) and EquiTrust Life Insurance Company (EquiTrust).

Variable universal life and variable annuity products are also marketed in other states through alliances with other Farm Bureau insurance companies, which are not affiliated with the Company. In addition, beginning in 1998, the Company started marketing variable products to non-Farm Bureau members through its strategic alliances with a life insurance company and a regional broker-dealer. With respect to the insurance company alliances, FBL shares in the risks, costs and operating results of these variable product alliances through reinsurance arrangements. Production from these alliances was minimal in 1998, as these operations were in the start-up phase throughout most of the year.

BUSINESS STRATEGY

FBL Financial Group has a three-pronged growth strategy which consists of (1) internal growth within its traditional Farm Bureau distribution network in 14 midwestern and western states, (2) alliances and consolidations with other Farm Bureau companies and (3) alternative distribution - opportunities beyond the boundaries of the Farm Bureau network. The Company's growth strategies are detailed below:

GROWTH STRATEGY #1 - INTERNAL GROWTH WITHIN THE TRADITIONAL FARM BUREAU DISTRIBUTION NETWORK. The Company's main focus is to grow its core business, which comes through its Farm Bureau distribution network in 14 states, through cross-selling opportunities, new products and competitive product features. FBL has significant opportunity to increase its sales through cross selling life insurance products to Farm Bureau members who already own a property-casualty policy offered by the property-casualty companies managed by the Company or another Farm Bureau affiliated property-casualty company. For example, in the four-state region consisting of Iowa, Minnesota, South Dakota and Utah, approximately 27% of Farm Bureau members own at least one of the Company's life products, 63% own at least one Farm Bureau property-casualty product and approximately 20% own both, providing significant opportunity for cross selling. Cross selling and other opportunities have been enhanced through the introduction of new products including a new preferred term product and structured settlement annuities during 1998 and a single premium deferred annuity, single premium immediate annuity and last survivor whole life policy during 1997. Also, in the spring of 1999, FBL will introduce several new variable product features, including new outside investment options from Fidelity(R)* and T. Rowe Price, dollar cost averaging, systematic withdrawals, automatic re-balancing and several other items for the benefit of the policyholder.

GROWTH STRATEGY #2 - ALLIANCES AND CONSOLIDATIONS WITH OTHERS IN THE FARM BUREAU ORGANIZATION. As the only Farm Bureau organization with variable product expertise, variable product alliances within the Farm Bureau network give FBL additional growth and economies of scale while sharing its expertise and expanding relationships within the Farm Bureau network. In 1998, FBL announced variable product alliances with Country Life Insurance Company of Illinois and United Farm Family Life Insurance Company of Indiana. In February of 1999, FBL signed a letter of intent for a variable annuity alliance with Southern Farm Bureau Life Insurance Company of Mississippi. These organizations join Kansas Farm Bureau Life as alliance partners within the Farm Bureau network. FBL's variable products are now available through five of the nine Farm Bureau affiliated life insurance groups. Management believes that additional opportunities exist in the cultivation of new business alliances within the national Farm Bureau organization. These alliances can range from marketing agreements to sell the Company's variable products to the consolidation of resources through acquisition. Management believes the Company's position as a publicly traded Farm Bureau affiliated insurance company increases its attractiveness as a merger partner.

                            * Fidelity(R) is a registered trademark of FMR Corp.

GROWTH STRATEGY #3 - ALTERNATIVE DISTRIBUTION - OPPORTUNITIES BEYOND THE BOUNDARIES OF THE FARM BUREAU NETWORK. FBL is also focusing on creating alliances with entities outside the Farm Bureau organization to complement its solid foundation of serving Farm Bureau members. FBL is looking to leverage its expertise in designing, registering and marketing variable products through unaffiliated companies that do not have the expertise or systems to underwrite variable products. Management believes alliances with these types of entities is an efficient means to leverage the Company's insurance product expertise and expand its distribution channels. In September of 1998, FBL announced a variable product strategic alliance with National Travelers Life Company. National Travelers Life joins American Equity Investment Life Holding Company and Berthel Fisher & Company as alternative distribution alliance partners. Alliances of this nature will continue to be sought to broaden the Company's distribution system and target the needs of new market segments.

During 1997, FBL acquired EquiTrust, a life insurance company currently licensed in 39 states, to underwrite life insurance and annuity products outside the Farm Bureau network. Variable product sales generated by the alliance partners are underwritten by either EquiTrust or the alliance partner. With respect to the insurance company alliances, the risks, costs and profits of the business are shared, generally on an equal basis, through reinsurance arrangements. For all the alliance partners, EquiTrust performs various administrative processing and other services with respect to the variable business written.

SEGMENT INFORMATION

In general, the Company is organized by the types of products and services it offers for sale. The Company's principal and only reportable operating segment is its life insurance segment. Life operations have been aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. The Company also has several other operating segments that do not meet the quantitative threshold for separate segment reporting. A summary of these segments, along with the related source of revenues, is as follows:

   SEGMENT                         SOURCE OF REVENUES
   Investment advisory...........  Fee income from the management of investments
   Marketing and distribution....  Commissions and distribution fee income from the sale of mutual funds and insurance
                                     products not issued by the Company
   Leasing.......................  Income from operating leases
   Corporate.....................  Fees from management and administrative services

See Note 15 of Notes to Consolidated Financial Statements for additional information regarding the financial results of the Company by operating segment.

On March 31, 1998, the Company sold its wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. As a result of the sale, the Company no longer has property-casualty operations. See Note 14 of Notes to Consolidated Financial Statements for additional information regarding this segment.

MARKETING

MARKET AREA

The Company's sales are principally conducted in the following 14 state core marketing region: multi-line (FBL owns the life company and manages the property-casualty company) states - Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah; and life only (FBL owns the life company only) states - Colorado, Idaho, Montana, Nebraska, North Dakota, Oklahoma, Wisconsin and Wyoming. Additionally, FBL's Farm Bureau variable alliance partners market to Farm Bureau members in an additional 18 states and FBL's alternative distribution alliance partners market to non-Farm Bureau members throughout the United States.

The Company's core target market consists primarily of farmers, ranchers, rural and suburban residents and related individuals and businesses. Management believes that this target market represents a relatively financially conservative and stable customer base, which is generally familiar with Farm Bureau and the benefits of Farm

Bureau membership. Many of the Company's customers are self-employed individuals who are responsible for providing for their own insurance needs. Their financial planning needs tend to focus on security, primary insurance needs and retirement savings.

AFFILIATION WITH FARM BUREAU

Many of the Company's customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation, the nation's largest grass roots farm and ranch organization with 4.9 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations and related trademarks and service marks, a company must have permission from the state's Farm Bureau Federation. Historically, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau Federations. For each of the 14 states in the Company's core market territory, the Company has the exclusive right to use the "Farm Bureau" name and "FB" logo for marketing the products it sells in that state.

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

The Company's life insurance products are currently available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships generally cost $24 to $130 and are available to individuals and families who are farmers and ranchers, and to the general public as well.

To facilitate the Company's working relationship with state Farm Bureau organizations, the Presidents of the 14 state Farm Bureau federations in the Company's core market territory serve on the Company's Board of Directors. Pursuant to a royalty agreement with the Company, each state Farm Bureau federation or its assignee benefits from its relationship with the Company through receipt of royalties on the sale of the Company's products in the state. For 1998, total royalties paid to Farm Bureau organizations were approximately $1.7 million. The President of the Kansas Farm Bureau federation also serves on the Company's Board of Directors.

The Company has marketing agreements with all of the Farm Bureau property-casualty companies in its core marketing area, both affiliated and non-affiliated, pursuant to which the property-casualty companies develop and manage their common agency force for a fee in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent by the Company. Overwrite commissions paid by the Company for 1998 totaled $4.5 million.

The Company is assisted in its relationships with the property-casualty organizations by an Advisory Committee, consisting of certain executives of Farm Bureau property-casualty insurance companies in the Company's market territory. The Advisory Committee meets on a regular basis to coordinate efforts and issues relating to the agency force and other related matters. Management views the Advisory Committee as an important contributor to the Company's success in marketing its products through the Farm Bureau system.

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

EXCLUSIVE AGENCY FORCE - CORE MARKET TERRITORY

The Company's life insurance, annuities, disability income insurance and mutual funds are currently marketed throughout its core market territory by an exclusive Farm Bureau force of approximately 1,600 agents and agency managers. The Company has a written contract with each member of the agency force. The contracts specify and limit the authority of the agents to solicit insurance applications on behalf of the Company; describe the nature of the independent contractor relationship between the Company and the agent; define the agent as an exclusive agent limited to selling insurance of the types sold on behalf of the Company, only for the Company and Farm Bureau affiliated insurance companies; allow either party to immediately terminate the contract; specify the compensation payable to the agents; reserve ownership of customer lists to the Company; and set forth all other terms and conditions of the relationship.

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

The Company's agents are independent contractors and exclusive agents of the Company. In the states where FBL manages the Farm Bureau affiliated property-casualty company, FBL's agents are supervised by agency managers and assistant managers employed by the property-casualty companies which are under the direction of the Company. There are approximately 750 agents and managers in FBL's multi-line states, all of whom market a full range of FBL's life insurance and most of whom market the Company sponsored mutual funds. These agents and agency managers also market property-casualty products for the property-casualty companies managed by FBL.

In the life only states, the Company's life insurance products and its sponsored mutual funds are marketed through agents of the property-casualty company affiliated with the Farm Bureau Federation in each state. These agents market the Company's life and mutual fund products on an exclusive basis and market the property-casualty products of such affiliated property-casualty companies. The agents are under the management of such Farm Bureau affiliated property-casualty companies. Agents as well as agency managers in the life only states are independent contractors of the Company. Average life production per agent in the life only states has historically been less than average life production per agent in the multi-line states. Management believes that average life production in these states will increase, over time, as the agents continue to benefit from the Company's ongoing training programs and marketing support.

Approximately 97% of the agents in the multi-line states are licensed with the National Association of Securities Dealers (NASD) to sell the Company's variable life and annuity products and sponsored mutual funds. FBL continues to emphasize the training of agents for NASD licensing in its life only territories, where approximately 70% of the agents are NASD licensed.

The Company is responsible for product and sales training for all lines of business in the multi-line states, and for training the agency force in life insurance products and sales methods in the life only states.

The Company structures its agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years subsequent to when new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because the Company is willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 1998, approximately 44% of agent compensation in the multi-line states was derived from the sale of life and annuity products.

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

Farm Bureau Life and Western Life have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. Management believes that these programs provide significant incentives for the most productive agents. Approximately 10% of the agents qualify for the Company's annual incentive trip.

Agents recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 1998 in the multi-line states was approximately 84%. Management believes retention of agents is enhanced because of their ability to sell both life and property-casualty insurance products, as well as mutual funds.

AGENCY FORCE - ALLIANCE PARTNERS

The Company's Farm Bureau alliance partners have approximately 5,900 exclusive agents that are dedicated to selling Farm Bureau products. The Company's other alliance partners have over 14,000 independent agents and registered representatives that have access to outside variable products and are not limited solely to the variable products jointly developed with FBL. While many of the alliance partners' agents are not currently licensed for the sale of variable life insurance and variable annuity products, the alliance partners are promoting the licensing of existing agents and the recruitment of agents that are licensed.

FBL's variable product alliance partners are responsible for managing and training their own agency force. FBL provides each partner with assistance on how to train their agents in the sale of variable products.

PRODUCTS CURRENTLY UNDERWRITTEN

The Company is currently engaged in selling a varied portfolio of insurance products including variable, interest sensitive and traditional permanent life insurance, term life, variable and traditional annuities and disability income insurance primarily to individuals in the rural and suburban areas of its market territory.

VARIABLE UNIVERSAL LIFE INSURANCE. Variable universal life insurance is the Company's lead life insurance product. The variable universal life policy provides permanent life insurance protection with a flexible premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder's account balance. The policyholder has the ability to direct cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared by the Company. For 1998, variable universal life represented 22% of first year direct life insurance premiums collected in the life-only states, 76% of the Company's first year direct life premiums collected in the multi-line states and 60% of the Company's total first year direct life insurance premiums collected.

A majority of the variable sub-accounts are managed by the Company for an additional fee. Variable products sold through the alliance partners have sub-accounts that are managed by outside investment advisors in addition to sub-accounts managed by the Company. In May 1999, the investment options for new and existing variable products in the core 14 state market territory will be expanded to include sub-accounts managed by outside investment advisors. See "Variable Sub-Accounts and Mutual Funds."

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

TRADITIONAL LIFE INSURANCE. The Company offers traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in the surplus of the Company to the extent determined by the Board of Directors, generally through annual participating policy dividends. For 1998, participating life policies represented 13% of first year life insurance collected premiums. The Company has a substantial book of in-force participating policies with persistency which has historically exceeded industry averages.

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

ANNUITIES. The Company offers annuities which are generally marketed to individuals in anticipation of retirement. The Company offers variable and traditional annuities principally in the form of flexible premium deferred annuities which allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates determined by the Company. For variable annuities, policyholders have the right to direct the cash value of the policy into an assortment of sub-accounts, thereby assuming the investment risk passed through by those sub-accounts. Approximately 60% of the Company's existing individual annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date.

The sub-account options for variable annuity contracts are the same as those available for variable universal life policies. The sub-account options for variable annuities are also expanding in May 1999. See "Variable Sub-Accounts and Mutual Funds."

In addition to flexible premium deferred annuities, the Company markets single premium immediate annuity (SPIA) and single premium deferred annuity (SPDA) products. These products feature a single premium paid when the contract is issued and interest crediting similar to other traditional annuities. Benefit payments on SPIA contracts begin immediately after the issuance of the contract and, for SPDA, are similar to the Company's other traditional annuity products.

DISABILITY INCOME INSURANCE. The Company writes a number of individual disability policies. This type of policy provides for payment of benefits in the event of a disabling accident or illness. Disability benefits reimburse the policyholder for a specified dollar amount payable over a specific time period or for the duration of the disability. Disability is defined as the inability to pursue the policyholder's own occupation for the first two years after disability, and the inability to pursue any occupation thereafter. The risks insured are similar to those insured in a medical expense policy but the claim costs are much more predictable. Since the policies are guaranteed renewable rather than noncancellable, the Company may change the premium scale at any time based on claim costs incurred, subject to regulatory approval. Some disability income products offer flexibility in coverage amounts as financial needs change.

The following table sets forth the first year and renewal premiums collected for the Company's life, annuity and accident and health products for the periods indicated:

                       COLLECTED PREMIUMS BY PRODUCT TYPE

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------
                                                1998            1997           1996           1995            1994
                                            -----------    -----------    -----------    -----------    -----------
                                                                      (DOLLARS IN THOUSANDS)
Direct life premiums collected:
   Universal life
      First year ........................   $     2,857    $     3,522    $     4,398    $     2,452    $     2,321
      Renewal ...........................        42,263         44,969         46,493         47,901         49,171
                                            -----------    -----------    -----------    -----------    -----------
        Total ...........................        45,120         48,491         50,891         50,353         51,492
   Variable universal life
      First year - core distribution ....        15,272         12,427          9,244          7,689         11,603
      First year - alliance partners ....            98             --             --             --             --
      Renewal ...........................        22,423         19,156         16,715         13,625         10,054
      Internal rollover .................        18,032          7,824          2,726          1,328          2,392
                                            -----------    -----------    -----------    -----------    -----------
        Total ...........................        55,825         39,407         28,685         22,642         24,049
   Participating whole life
      First year ........................         3,226          3,646          6,105          7,390          9,245
      Renewal ...........................        61,867         61,660         58,818         54,743         51,058
                                            -----------    -----------    -----------    -----------    -----------
        Total ...........................        65,093         65,306         64,923         62,133         60,303
   Other
      First year ........................         4,151          3,802          3,409          3,242          3,137
      Renewal ...........................        16,676         15,513         14,646         13,891         13,622
                                            -----------    -----------    -----------    -----------    -----------
        Total ...........................        20,827         19,315         18,055         17,133         16,759
                                            -----------    -----------    -----------    -----------    -----------
            Total direct life ...........       186,865        172,519        162,554        152,261        152,603
Reinsurance ceded .......................        (4,632)        (4,681)        (4,521)        (4,190)        (3,891)
                                            -----------    -----------    -----------    -----------    -----------
Total life, net of reinsurance ..........       182,233        167,838        158,033        148,071        148,712
Direct annuity premiums collected:
   Traditional annuities:
      Individual ........................        51,775         54,002         59,111         64,557         69,652
      Group .............................         1,022          7,241         16,502          6,253          5,502
      Reinsurance assumed ...............        22,034             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------
            Total traditional annuities .        74,831         61,243         75,613         70,810         75,154
   Variable annuities:
      First year - core distribution ....        24,891         23,773         14,638          5,426         12,852
      First year - alliance partners ....           490             --             --             --             --
      Renewal ...........................         4,616          3,641          1,424            393             --
      Internal rollover .................        11,469          6,240            855            143            540
                                            -----------    -----------    -----------    -----------    -----------
            Total variable annuities ....        41,466         33,654         16,917          5,962         13,392
                                            -----------    -----------    -----------    -----------    -----------
Total annuities .........................       116,297         94,897         92,530         76,772         88,546
Accident and health premiums collected,
   net of reinsurance ...................        11,717         11,370         10,558         10,023         (4,530)
                                            -----------    -----------    -----------    -----------    -----------
Total collected premiums, net of
   reinsurance ..........................   $   310,247    $   274,105    $   261,121    $   234,866    $   232,728
                                            ===========    ===========    ===========    ===========    ===========

During the five years in the period ended December 31, 1998, the Company has emphasized the marketing of its variable products. This marketing emphasis, coupled with the popularity of variable products and a program to encourage the rollover of universal life policies to variable universal life policies, has resulted in a shift in premiums during the period from traditional and interest sensitive products to variable products.

During 1998, the Company assumed a block of individual deferred annuity policies through a 100% coinsurance agreement. Premiums related to this block of business totaled $22.0 million.

The negative accident and health premiums collected during 1994 is due to the Company's exit from the medical insurance business in that year. Accident and health premiums collected since 1994 represent collections on the Company's disability income block of business.

LIFE INSURANCE AND ANNUITIES IN FORCE

The following table sets forth information regarding life insurance and annuities in force at the end of each period presented:

                                                            AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                  1998          1997          1996          1995          1994
                                               ----------    ----------    ----------    ----------    ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT FACE AMOUNTS IN MILLIONS)
Life insurance
  Universal
     Number of direct policies ............       114,317       109,558       107,817       105,256       103,623
     Policyholder account balances ........    $  576,392    $  565,291    $  540,116    $  503,877    $  467,773
     Direct face amounts ..................         9,549         8,830         8,476         8,096         7,841
  Traditional
     Number of direct policies ............       265,407       267,476       266,599       267,452       267,590
     Future policy benefits ...............    $  691,047    $  672,885    $  645,684    $  617,376    $  597,961
     Direct face amounts ..................        10,117         9,551         8,719         8,113         7,380
  Total life
     Number of direct policies ............       379,724       377,034       374,416       372,708       371,213
     Direct face amounts ..................    $   19,666    $   18,381    $   17,195    $   16,209    $   15,221
Deposit administration funds -
  Policyholder account balances ...........    $  127,128    $   77,254    $   54,028    $   48,109    $   37,565
Annuities
  Number of direct policies ...............        48,785        49,912        50,255        49,575        48,409
  Policyholder account balances ...........    $  770,081    $  808,740    $  808,221    $  779,827    $  731,254
  Future policy benefits ..................       122,870       127,509       123,646       110,412       108,115
Liabilities related to separate accounts ..       190,111       138,409        79,043        44,789        28,043

Substantially all of the deposit funds relate to the funding of the Iowa Farm Bureau and Affiliated Companies' retirement plans. In 1998, the funding vehicle for a portion ($48.0 million) of the Iowa Farm Bureau and Affiliated Companies' retirement plans was changed from group annuities to deposit administration funds.

The Company has experienced low lapse rates compared to the life insurance industry, as indicated in the following table:

                                                            LAPSE RATES FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                  1998          1997          1996          1995          1994
                                               ----------    ----------    ----------    ----------    ----------
Company life insurance lapse rates.........       7.2 %          7.0 %         7.5 %         7.9 %         7.2 %
Industry life insurance lapse rates........       (A)            8.5           8.5           8.8           8.9

--------------

(A) The industry lapse rate for 1998 is not available as of the filing date of this Form 10-K.

UNDERWRITING

The Company has adopted and follows detailed, uniform underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, the Company employs a professional underwriting staff of twelve underwriters who have an average of 22 years of experience in the insurance industry. The Company's underwriters review each applicant's written application, which is prepared under the supervision of the Company's agents, and any required medical records. The Company employs blood and urine testing (including HIV antibody testing) to provide additional information on applications of over $100,000 face amount. Based on the results of these tests, the Company may adjust the mortality charge or decline coverage completely. Any tobacco use by a life insurance applicant within the preceding one year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation by the Company of the policy upon the return of any premiums paid.

REINSURANCE

The Company reinsures portions of its life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. These treaties are automatically renewed and nonterminable for the first 10 years with regard to cessions already made and are terminable after 90 days with regard to future cessions. After 10 years, the Company has the right to terminate and can generally discontinue the reinsurance on a block of business. This is normally done to increase the Company's retention on older business to the same level as current cessions.

Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risks and to limit its maximum loss on risks that exceed the Company's policy retention limits. The retention limits are $500,000 for Farm Bureau Life, $250,000 for Western Life and $100,000 for EquiTrust. Farm Bureau Life assumes EquiTrust exposures in excess of $100,000, up to a Company total of $600,000. Indemnity reinsurance does not fully discharge the Company's obligation to pay claims on the reinsured business. The Company, as the ceding insurer, remains responsible for policy claims to the extent the reinsurer fails to pay such claims. No reinsurer of business ceded by the Company has failed to pay any material policy claims (either individually or in the aggregate) with respect to such ceded business. The Company continually monitors the financial strength of its reinsurers. If for any reason such reinsurance coverages would need to be replaced, the Company believes that replacement coverages from financially responsible reinsurers would be available. A summary of the Company's primary reinsurers as of December 31, 1998 is as follows:

                                                                   AMOUNT OF IN
REINSURER                                      A.M. BEST RATING    FORCE CEDED
                                               ----------------  ---------------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Lincoln National Life Insurance Company......        A            $    492.6
Business Men's Assurance Company.............        A                 304.4
The Cologne Life Reinsurance Company.........        A+                219.4
All other....................................                          282.3
                                                                 ---------------
    Total....................................                     $  1,298.7
                                                                 ===============

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

INTEREST CREDITING AND PARTICIPATING DIVIDEND POLICY

The Company has an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to universal life insurance and annuity products after any initial guaranteed period. Earnings on assets are examined by portfolio. Interest rates are then established based on each product's required interest spread and competitive market conditions at the time.

The Company pays dividends, credits interest and determines other nonguaranteed elements on their individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors.

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

Average credited rates on the Company's universal life contracts were 5.94%, 6.18% and 6.39% and average credited rates on annuity contracts were 5.83%, 6.18% and 6.35% for 1998, 1997 and 1996, respectively.

RATINGS

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated "A+(Superior)" by A.M. Best, A.M. Best's second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++(Superior)" to "D(Very Vulnerable)." Farm Bureau Life has maintained its existing "A+(Superior)" rating since A.M. Best first began using this rating methodology. Western Life is rated "A (Excellent)" and EquiTrust is rated "A- (Excellent)" by A.M. Best. A.M. Best ratings consider the claims paying ability of the rated Company and are not a rating of the investment worthiness of the rated Company.

VARIABLE SUB-ACCOUNTS AND MUTUAL FUNDS

The Company sponsors the EquiTrust Series Fund, Inc. (the Series Fund), formerly known as FBL Series Fund, Inc., and EquiTrust Variable Insurance Series Fund (the Insurance Series Fund), formerly known as FBL Variable Insurance Series Fund, (collectively, the EquiTrust Funds) which are open-end, diversified series management investment companies. The Series Fund is available to the general public. The Variable Insurance Series Fund offers its shares, without a sales charge, only to the separate accounts of participating insurance companies as the investment medium for variable annuity contracts or variable life insurance policies issued by the participating insurance companies. The Company currently uses only the Variable Insurance Series Fund to provide variable annuity and variable universal life insurance sub-accounts to its customers. These Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the market place; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal, and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the equity, managed and money market portfolios at December 31, 1998 aggregated $349.2 million and the net assets of the bond portfolios on that date were $53.1 million.

Variable products sold through the alliance partners have sub-accounts that are managed by outside investment advisors in addition to sub-accounts managed by the Company. In addition, in May 1999, the investment options for new and existing variable products in the core 14 state market territory will be expanded to include sub-accounts managed by outside investment advisors. The Company will receive an administrative service fee from the outside investment advisors ranging from 4 basis points to 25 basis points (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold.

EquiTrust Investment Management Services, Inc. (the Advisor), a subsidiary of the Company formerly known as FBL Investment Advisory Services, Inc., receives an annual fee based on the average daily net assets of each EquiTrust Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Variable Insurance Series Fund. The Advisor also serves as distributor and principal underwriter for the EquiTrust Funds. The Advisor receives from the Series Fund a 0.50% annual distribution services fee, a 0.25% annual administration services fee and a 0.05% accounting fee, and receives directly any contingent deferred sales charge paid on the early redemption of shares. EquiTrust Marketing Services, LLC, another subsidiary of the Company formerly known as FBL Marketing Services, Inc., serves as the principal dealer for the Series Fund and receives commissions and service fees.

The Company also sponsors a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), formerly known as FBL Money Market Fund, Inc., which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly, on a graduated basis commencing at 0.25%, and certain other fees. The net assets of the Money Market Fund were $29.0 million at December 31, 1998.

EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest or pay money.

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

Increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of recent legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines and the circumstances under which dividends may be paid. Management does not believe the adoption in any of its operating states of any of the current NAIC initiatives will have a material adverse impact on the Company; however, the Company cannot predict the form of any future proposals or regulation.

IMPACT OF YEAR 2000

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 20), for disclosures regarding the impact of the Year 2000 on the Company's operations.

EMPLOYEES

At March 1, 1999, the Company had approximately 1,200 employees. Many employees and the executive officers of the Company also provide services to Farm Bureau Mutual and other affiliates of the Company pursuant to management agreements. None of the employees are members of a collective bargaining unit. Management believes that relations with its employees are good.

ITEM 2. PROPERTIES

The principal operations of the Company and its subsidiaries are conducted from property leased from the Iowa Farm Bureau Federation under a 15 year operating lease which expires in 2013. The property leased currently consists of approximately 140,000 square feet of a 400,000 square foot office building located at 5400 University Avenue, West Des Moines, Iowa 50266. Effective in the fourth quarter of 1999, it is expected that the Company's lease will be extended to include up to 60,000 additional square feet of this building.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND DIVIDEND INFORMATION

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock for each quarter of 1998 and 1997. All per share amounts reflect the two-for-one common stock split which occurred on April 17, 1998.


COMMON STOCK DATA (PER SHARE)                          1ST QTR.        2ND QTR.        3RD QTR.         4TH QTR.
                                                    ------------    -------------   -------------   -------------
1998
High............................................... $    26 5/16    $    30 11/16   $    28 5/8     $    26 3/8
Low................................................      17 5/8          24 3/4          19 11/16        18 1/16

Dividends declared and paid........................ $     0.075     $     0.075     $     0.075     $     0.075

1997
High............................................... $    13 3/16    $    19         $    19 1/2     $    20 3/4
Low................................................      11 1/2          12 1/8          15 7/16         17 15/16

Dividends declared and paid........................ $     0.050     $     0.050     $     0.050     $     0.050


There is no established public trading market for the Company's Class B common stock. As of March 1, 1999, there were approximately 3,300 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 27 holders of Class B common stock.

The Company intends to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 1999 will be $0.0825 per common share.

For restrictions on dividends, see Management's Discussion and Analysis of Financial Condition (page 26) and Note 10 to the consolidated financial statements (page 58).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------------------
                                                    1998            1997           1996            1995           1994
                                                ------------    ------------   ------------    ------------   ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Interest sensitive product charges ..........   $     52,157    $     47,979   $     43,654    $     43,722   $     42,734
Traditional life insurance and accident and
  health premiums ...........................         93,473          92,528         92,780          85,611         70,266
Net investment income .......................        228,067         220,366        208,265         221,525        177,310
Realized gains (losses) on investments ......         (4,878)         40,953         52,760           5,860          9,429
Total revenues ..............................        389,621         421,351        413,373         377,719        323,062

Income from continuing operations ..........         52,675          75,128         84,049          58,189         34,732
Income (loss) from discontinued operations .            287             699         (1,165)          1,439            855
Gain on sale of discontinued operations ....            978              --             --              --          6,479
Net income .................................         53,940          75,827         82,844          59,628         42,066
Net income applicable to common stock ......         53,790          73,656         80,634          59,628         42,066
Per common share:
  Income from continuing operations ........           1.56            2.01           1.90            1.23           0.74
  Income from continuing operations -
    assuming dilution ......................           1.52            1.97           1.89            1.23           0.74
  Earnings .................................           1.60            2.03           1.87            1.26           0.90
  Earnings - assuming dilution .............           1.56            1.99           1.86            1.26           0.90
  Cash dividends ...........................           0.30            0.20           0.04              --             --
Weighted average commons shares
  outstanding - assuming dilution ..........     34,400,513      36,971,236     43,270,392      47,182,200     46,788,520

CONSOLIDATED BALANCE SHEET DATA:
Total investments ..........................   $  3,031,436    $  2,940,911   $  2,829,517    $  2,620,132   $  2,314,428
Assets held in separate accounts ...........        190,111         138,409         79,043          44,789         28,043
Total assets ...............................      3,650,960       3,601,526      3,368,192       3,093,582      2,795,266
Long-term debt .............................             71          24,577         24,581          12,604         18,519
Company-obligated mandatorily redeemable
  preferred stock of subsidiary trust ......         97,000          97,000             --              --             --
Total liabilities ..........................      2,965,869       2,894,708      2,724,867       2,524,781      2,359,945
Total stockholders' equity .................        583,588         605,315        638,522         564,298        430,743
Book value per common share ................          17.75           16.77          14.28           11.83           9.18
Book value per common share excluding
  unrealized appreciation (depreciation)
  (1) ......................................          16.14           15.36          13.75           11.12           9.82

OTHER DATA (UNAUDITED):
Adjusted operating income applicable to
  common stock (2) .........................   $     55,998    $     46,977   $     42,495    $     41,648   $     29,780
Adjusted operating income per common
  share - assuming dilution (2) ............           1.63            1.27           0.98            0.88           0.64
Statutory capital and surplus (3) ..........        376,929         360,782        344,965         288,302        250,709
Net statutory premiums collected (4) .......        310,247         274,105        261,121         234,866        232,728
Life insurance in force ....................     18,367,078      17,132,235     16,113,121      15,254,669     14,296,709


NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Excludes the effect of reporting certain fixed maturity securities at fair value.

(2) Adjusted operating income equals net income adjusted to eliminate certain items which management believes are not indicative of operating trends because they are unusual and/or nonrecurring in nature, including the impact of realized gains (losses) on investments, gain on sale of discontinued operations and net income (loss) from a venture capital investment company subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Statutory data has been derived from the annual statements of the Company's insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(4) Net statutory premiums include premiums collected from annuities and universal life-type products. For GAAP reporting, such premiums received are not reported as revenues. Amounts include internal rollover premiums to variable universal life or variable annuity contracts totaling $29.5 million in 1998, $14.1 million in 1997, $3.6 million in 1996, $1.5 million in 1995 and $2.9 million in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE WITHIN THIS DOCUMENT. UNLESS NOTED OTHERWISE, ALL REFERENCES TO THE COMPANY INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE), WESTERN FARM BUREAU LIFE INSURANCE COMPANY (WESTERN LIFE) AND EQUITRUST LIFE INSURANCE COMPANY (EQUITRUST) (COLLECTIVELY, THE LIFE COMPANIES).

OVERVIEW

The Company sells universal life, variable universal life, traditional life and disability income insurance and traditional and variable annuity products. These products are principally marketed through a core distribution force consisting of approximately 1,600 exclusive Farm Bureau agents in 14 midwestern and western states. Variable universal life and variable annuity products are also marketed in other states through alliances with unaffiliated Farm Bureau companies. In addition, beginning in 1998, the Company started marketing variable products through alliances with a life insurance company and a regional broker-dealer not affiliated with Farm Bureau. Production from these alliances was minimal in 1998, as these operations were in the start-up phase throughout most of the year. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services.

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

The costs related to acquiring new business, including certain costs of issuing policies and certain other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life and accident and health insurance products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits. For participating traditional life insurance and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity. Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits. The profitability of the Life Companies is primarily affected by expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders), persistency and fluctuations in mortality and other policyholder benefits. The Company has the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

On March 17, 1998, the Company's Board of Directors approved a two-for-one common stock split payable in the form of a 100% stock dividend to stockholders of record as of April 6, 1998. The additional shares were distributed April 17, 1998. All references to the number of common shares and per share amounts in this report have been restated to reflect the effect of the stock dividend.

On March 31, 1998, the Company sold its wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. As a result of the sale, which was approved by the Company's Board of Directors on March 17, 1998, the Company no longer has property-casualty operations. Results of the property-casualty operations have been reported separately as "discontinued" and applicable amounts for 1997 and 1996 have been restated.

The Company's revenues and income from continuing operations are primarily derived from its life insurance segment. Revenues and expenses of the Company's other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 15 of the Notes to Consolidated Financial Statements (page 61) for additional information regarding segment information.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

Net income applicable to common stock totaled $53.8 million in 1998, $73.7 million in 1997 and $80.6 million in 1996. The decreases in net income are attributable primarily to the impact of realized gains and losses on investments. Adjusted operating income applicable to common stock, which does not include the impact of realized gains and losses on investments and other items that management believes are not indicative of operating trends, totaled $56.0 million in 1998, $47.0 million in 1997 and $42.5 million in 1996. The following is a reconciliation of net income to adjusted operating income.

                                                                          YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                     1998          1997         1996
                                                                ------------  ------------  ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock........................   $     53,790   $    73,656  $     80,634
Adjustments:
   Net realized losses (gains) on investments................          3,186       (25,956)      (34,992)
   Gain on disposal of property-casualty operations..........           (978)           --            --
   Net income from FBL Ventures..............................             --          (723)       (3,147)
                                                                ------------  ------------  ------------
Adjusted operating income applicable to common stock.........   $     55,998  $     46,977  $     42,495
                                                                ============  ============  ============

Earnings per common share - assuming dilution................   $       1.56   $      1.99  $       1.86
                                                                ============  ============  ============
Adjusted operating earnings per common share -
   assuming dilution.........................................   $       1.63   $      1.27  $       0.98
                                                                ============  ============  ============

The adjustment for realized gains and losses on investments noted in the table above is net of adjustments for that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains and losses. FBL Ventures was a wholly owned investment company subsidiary which invested in start-up and mezzanine level venture capital investments in various sectors. FBL Ventures was dissolved on June 30, 1997.

The change in earnings per common share from year to year is positively impacted by a decrease in the weighted average common shares outstanding during the three year period ended December 31, 1998. Weighted average common shares outstanding totaled 34.4 million in 1998, 37.0 million in 1997 and 43.3 million in 1996. These decreases are the result of acquisitions of common stock by the Company during 1998 and 1997, and the exchange of common stock for preferred stock in 1996.

A summary of the Company's premiums and product charges is as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            1998           1997           1996
                                                                        ------------   -------------  -------------
                                                                                  (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges................................  $     52,157   $      47,979  $      43,654
    Traditional life insurance and accident and health premiums.......        93,473          92,528         92,780
                                                                        ------------   -------------  -------------
       Total..........................................................  $    145,630   $     140,507  $     136,434
                                                                        ============   =============  =============

INTEREST SENSITIVE PRODUCT CHARGES increased 8.7% in 1998, to $52.2 million, and 9.9% in 1997, to $48.0 million. These increases are due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH PREMIUMS increased 1.0% in 1998, to $93.5 million, and decreased 0.3% in 1997, to $92.5 million. Management believes the relatively flat sales of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 19.7% to $37.8 million in 1998 and increased 21.7% to $31.6 million in 1997.

NET INVESTMENT INCOME increased 3.5% in 1998, to $228.1 million, and 5.8% in 1997, to $220.4 million. These increases are attributable to increases in invested assets and the yield earned on those investments. Average invested assets totaled $2,895.5 million in 1998, $2,855.7 million in 1997 and $2,701.6 million in 1996. The annualized yield earned on average invested assets was 7.88% in 1998 compared to 7.72% in 1997 and 7.71% in 1996. Despite a general decline in market interest rates during 1998 and 1997, yield on invested assets increased due principally to an increase in fee income and discount accretion associated with bond calls and prepayments on mortgage loans and mortgage-backed securities. Fee income from mortgage loan prepayments and bond calls totaled $9.8 million in 1998, $3.1 million in 1997 and $1.3 million in 1996. This revenue is not expected to be a consistently recurring source of income for the Company. In addition, investment income increased because of the sale in 1997 and 1996 of equity securities which generate little current income and the reinvestment of the proceeds in fixed maturity securities. Partially offsetting the increase in net investment income was a $1.1 million decrease in 1998 and $1.8 million decrease in 1997 in investment income from FBL Ventures.

REALIZED GAINS (LOSSES) ON INVESTMENTS decreased 111.9% in 1998, to a loss of $4.9 million, and 22.4% in 1997, to a gain of $41.0 million. Net realized gains in 1997 and 1996 resulted primarily from the sale of equity securities. Realized gains (losses) include writedowns of investments that became other-than-temporarily impaired totaling $9.4 million in 1998, $23.8 million in 1997 and $1.4 million in 1996. These writedowns are the result of sustained operating losses, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective years. The level of realized gains (losses) is subject to fluctuation from year to year depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME increased 6.5% in 1998, to $20.8 million, and 22.7% in 1997, to $19.5 million. These increases are attributable to an increase in the level of leasing, investment advisory and other financial services provided to affiliates and third parties. In addition, during 1997 the Company increased the investment advisory rate charged for certain types of investments. The increases for 1998 are partially offset by a $2.4 million decrease in rental income due to the exchange of home office properties on March 30, 1998. See "Exchange of Home Office Properties."

A summary of the Company's policy benefits is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            1998           1997           1996
                                                                        ------------   -------------  -------------
                                                                                  (DOLLARS IN THOUSANDS)
Policy benefits:
   Interest sensitive products benefits.............................    $    122,527   $     122,729  $     119,186
   Traditional life insurance and accident and health benefits......          55,880          56,369         53,864
   Increase in traditional life and accident and health future policy
       benefits.....................................................          21,264          27,173         25,875
   Distributions to participating policyholders.....................          25,818          25,852         26,152
                                                                        ------------   -------------  -------------
         Total........................................................  $    225,489   $     232,123  $     225,077
                                                                        ============   =============  =============

INTEREST SENSITIVE PRODUCT BENEFITS decreased 0.2% in 1998, to $122.5 million, and increased 3.0% in 1997, to $122.7 million. The components of interest sensitive product benefits, along with selected average interest crediting rates, are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                          ----------------------------- --------------
                                                              1998           1997           1996
                                                          ------------- --------------- --------------
                                                                    (DOLLARS IN THOUSANDS)
 Interest credited to account balances..................  $   105,604    $    107,239   $    105,176
 Death benefits in excess of related account balances...       16,923          15,490         14,010
 Average crediting rate for universal life liabilities..         5.94%           6.18%          6.39%
 Average crediting rate for annuity liabilities.........         5.83            6.18           6.35

The Company decreased interest crediting rates on many of its products during 1998 and 1997 in response to the general decline in market interest rates during the same periods. During 1997, the impact of the decreases in interest crediting rates was more than offset by an increase in the volume of business in force.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, decreased 7.7% in 1998, to $77.1 million, and increased 4.8% in 1997, to $83.5 million. Death and surrender benefits on traditional products increased 3.6% in 1998, to $48.2 million, and 4.7% in 1997, to $46.5 million. Accident and health benefits decreased $2.1 million in 1998 and increased $0.9 million in 1997. A $5.9 million decrease in the change in reserves in 1998 compared to 1997 is attributable primarily to a $4.0 million decrease in the change in accident and health reserves resulting from fewer disability income claims. Traditional life insurance and accident and health benefits can tend to fluctuate from year to year as a result of changes in mortality and morbidity experience.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS decreased 0.1% in 1998, to $25.8 million, and 1.1% in 1997, to $25.9 million. These decreases are primarily attributable to decreases in the average interest rate used in the dividend formula for these policies to 5.84% at December 31, 1998, from 5.89% at December 31, 1997 and 6.12% at December 31, 1996.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                            1998            1997           1996
                                                                        ------------   -------------  -------------
                                                                                  (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals..............................  $      9,125   $       9,037  $       9,191
    Amortization of deferred policy acquisition costs.................        10,171           8,474          8,667
    Other underwriting, acquisition and insurance expenses, net of
       deferrals......................................................        44,687          44,072         39,403
                                                                        ------------   -------------  -------------
       Total..........................................................  $     63,983   $      61,583  $      57,261
                                                                        ============   =============  =============

COMMISSION EXPENSE increased 1.0% in 1998, to $9.1 million, and decreased 1.7% in 1997, to $9.0 million. Changes in the level of commission expense have been small due primarily to relative consistency in the amount of direct life and accident and health insurance premiums earned.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased 20.0% in 1998, to $10.2 million, and decreased 2.2% in 1997, to $8.5 million. The increase in 1998 is primarily attributable to an increase in the profitability of the underlying business. The decrease in 1997 is the result of the impact of realized gains and losses on investments backing the related policyholder liabilities.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 1.4% in 1998, to $44.7 million, and 11.8% in 1997, to $44.1 million. During 1998 and 1997, expenses totaling $2.2 million and $0.7 million, respectively, were incurred relating to modifying the Company's computer systems to prepare for the Year 2000 date conversion. See "Impact of Year 2000". Expenses also increased during 1998 as a result of start-up activities relating to the sale of variable products through alternative distribution channels. The increases in 1998 were partially offset by a $2.6 million decrease in home office real estate expense due to the exchange of home office properties on March 30, 1998. See "Exchange of Home Office Properties". Changes in the amounts and timing of estimated guaranty fund assessments resulted in a related credit of $1.2 million in 1998, while the adoption of a new accounting pronouncement in 1997 resulted in an increase in guaranty fund expense of $1.6 million in 1997. Also effecting expenses in 1997 was a $1.6 million increase in the amortization of value of insurance in force due to the impact of realized gains and losses on investments.

INTEREST EXPENSE increased 13.2% in 1998, to $1.7 million, and 63.7% in 1997, to $1.5 million due to an increase in the average debt outstanding.

OTHER EXPENSES increased 33.6% in 1998, to $15.5 million, and 3.0% in 1997, to $11.6 million. These increases are due principally to an increase in the level of leasing, management and financial services provided to affiliates and third parties.

INCOME TAXES decreased 31.2% in 1998, to $26.4 million, and 0.8% in 1997, to $38.4 million. The effective tax rate was 31.8% for 1998, 33.5% for 1997 and 32.5% for 1996. The effective tax rates were lower than the federal statutory rate of 35% due primarily to (i) a tax benefit in 1998 and 1997 associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, (ii) tax-exempt interest and (iii) tax-exempt dividend income. In addition, in 1996, other permanent differences between book and taxable income primarily relating to investment transactions reduced the effective tax rate.

DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY TRUST increased to $4.9 million in 1998 from $2.8 million in 1997. The underlying securities were issued on May 30, 1997. The increase in 1998 is offset by a corresponding decrease in dividends on series preferred stock.

EQUITY INCOME, NET OF RELATED INCOME TAXES, decreased 39.8% in 1998, to $1.3 million, and 52.0% in 1997, to $2.1 million. Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from year to year depending on the prevailing economic environment and the timing of the sale of investments held by the partnerships and joint ventures.

DISCONTINUED OPERATIONS

The Company recorded a gain of $1.0 million, net of related income taxes, on the sale of Utah Insurance. In addition, the increase in net unrealized appreciation on securities classified as available for sale was reduced $1.4 million, net of related income taxes, as a result of the sale. The gain on the sale may be increased in future years in accordance with an earn-out provision included in the related sales agreement. See "Liquidity and Capital Resources - FBL Financial Group, Inc."

Income (loss) from discontinued operations totaled $0.3 million for 1998, $0.7 million for 1997 and ($1.2) million for 1996. Revenues from discontinued operations totaled $12.9 million through the date of sale in 1998, $53.2 million in 1997 and $35.7 million in 1996.

EXCHANGE OF HOME OFFICE PROPERTIES

On March 30, 1998, the Company exchanged a subsidiary owning its home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The Company is leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. A gain on the transaction of approximately $21.0 million was deferred and is being amortized over the term of the operating lease. The exchange did not have a significant impact on income from continuing operations for 1998, nor is it expected to have a significant impact in the future, as the increase in net expense associated with leasing the properties versus owning them directly is substantially offset by the amortization of the deferred gain on the transaction.

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

During 1997, the Company completed a comprehensive assessment of the Year 2000 issue and developed a plan to address the issue in a timely manner. The plan consists of the following four phases: (1) identification of all information technology and non-information technology systems that have time-sensitive software, (2) modification or replacement of the software/systems, (3) testing the modified or new software/systems and (4) development of a contingency plan to address any critical system that may malfunction. In addition, the Company has ongoing formal communications with all of its significant vendors to keep abreast of the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The Company has and will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. With only a few exceptions, the Year 2000 modifications and testing have been completed. The exceptions are limited to a few third-party software packages for which the Year 2000 compliant version will become available in the first quarter of 1999. It is anticipated that the Company will complete its system modifications and testing prior to any material impact on its operating systems. Non-information technology systems that are not Year 2000 compliant have been replaced or have been identified and will be replaced by December 31, 1999.

The total incremental cost of the Year 2000 project (those costs which would not have been incurred had the Year 2000 issue not existed) is estimated to be $4.1 million and is being funded through operating cash flows. Year 2000 modification costs incurred and charged to expense totaled $2.4 million (including $0.2 million attributable to discontinued operations) for 1998 and $1.0 million (including $0.3 million attributable to discontinued operations) for 1997. It is anticipated the project costs to be charged to expense during 1999 will total approximately $0.7 million. The Company has also incurred internal costs associated with the Year 2000 project. These costs, which are principally payroll related expenses for information systems personnel, have not been separately accounted for and, therefore, are not available.

Despite the Company's extensive efforts to modify or replace computer programs and information systems that are time-sensitive, the Company could experience a disruption to its operations as a result of the Year 2000. The Company has a detailed contingency plan to address any critical system that may malfunction despite the testing being performed. The contingency plan provides for the availability of staff, defines and prioritizes tasks and outlines procedures to fix any systems that are malfunctioning.

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

FINANCIAL CONDITION

INVESTMENTS

The Company's total investment portfolio increased 3.1% to $3,031.4 million at December 31, 1998 compared to $2,940.9 million at December 31, 1997. This increase is primarily the result of positive cash flows from operations, partially offset by net withdrawals of policyholder account balances on interest sensitive products.

Over the last several years, the mix of the Company's life insurance business has been shifting from traditional and interest sensitive products to variable products. In addition, in an attempt to enhance the Company's persistency rate, the Company has promoted an exchange program for the rollover of universal life policies to variable universal life policies. The Company expects the shift to variable products to continue due to this program and the continued popularity of the variable products. A majority of premiums received on variable products are typically invested in the Company's separate accounts as opposed to the general account investments. This trend is expected to impact the future growth rate of the Company's investment portfolio and separate account assets.

The Company's investment portfolio is managed by its internal investment professionals. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements. Management continually reviews the returns on invested assets and changes the mix of invested assets as deemed prudent under the current market environment to help maximize current income.

The Company's investment portfolio is summarized in the table below:

                                                                     DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                              1998                      1997                        1996
                                 ---------------------------  --------------------------  -------------------------
                                   CARRYING                     CARRYING                    CARRYING
                                    VALUE         PERCENT        VALUE        PERCENT         VALUE       PERCENT
                                 ------------    ----------   -----------    ----------   ------------    ---------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public....................    $  1,852,291       61.1  %   $ 1,807,240       61.4  %   $  1,676,307      59.3  %
   144A private placement....         347,499       11.5          276,578        9.4           230,296       8.1
   Private placement.........         242,542        8.0          267,358        9.1           302,136      10.7
                                 ------------    ----------   -----------    ----------   ------------    ---------
   Total fixed maturities....       2,442,332       80.6        2,351,176       79.9         2,208,739      78.1
Equity securities............          35,287        1.2           57,736        2.0            86,977       3.1
Mortgage loans on real estate         299,372        9.9          323,605       11.0           293,777      10.3
Investment real estate:
   Acquired for debt.........             867         --            1,168         --             2,007        --
   Investment................          39,812        1.3           38,774        1.3            26,384       1.0
Policy loans.................         123,328        4.1          121,941        4.2           118,996       4.2
Other long-term investments..          10,210        0.3           14,438        0.5            24,287       0.9
Short-term investments.......          80,228        2.6           32,073        1.1            68,350       2.4
                                 ------------    ----------   -----------    ----------   ------------    ---------
      Total investments......    $  3,031,436      100.0  %   $ 2,940,911      100.0  %   $  2,829,517     100.0  %
                                 ============    ==========   ===========    ==========   ============    =========

As of December 31, 1998, 94.5% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 1998, the investment in non-investment grade debt was 5.5% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities.

                                                                       DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                 1998                      1997                       1996
                                       -----------------------   -----------------------   ------------------------
      NAIC     EQUIVALENT S&P RATINGS    CARRYING                  CARRYING                  CARRYING
 DESIGNATION            (1)               VALUE       PERCENT       VALUE       PERCENT       VALUE        PERCENT
------------- ------------------------ -----------   ---------   -----------   ---------   ------------   ---------
                                                                  (DOLLARS IN THOUSANDS)
      1       (AAA, AA, A)............ $ 1,570,264     64.3  %   $ 1,548,628     65.9  %   $  1,430,604     64.8  %
      2       (BBB)...................     738,468     30.2          689,414     29.3           622,597     28.2
                                       -----------   ---------   -----------   ---------   ------------   ---------
              Total investment grade..   2,308,732     94.5        2,238,042     95.2         2,053,201     93.0
      3       (BB)....................     105,138      4.3           62,214      2.7           103,292      4.7
      4       (B).....................      18,005      0.7           47,225      2.0            48,932      2.2
      5       (CCC, CC, C)............       7,060      0.3              525        -               275        -
      6       In or near default......       3,397      0.2            3,170      0.1             3,039      0.1
                                       -----------   ---------   -----------   ---------   ------------   ---------
              Total below
                 investment grade.....     133,600      5.5          113,134      4.8           155,538      7.0
                                       -----------   ---------   -----------   ---------   ------------   ---------
              Total fixed maturities.. $ 2,442,332    100.0  %   $ 2,351,176    100.0  %   $  2,208,739    100.0  %
                                       ===========   =========   ===========   =========   ============   =========

---------------
     (1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

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

The return of principal on mortgage and other asset-backed securities occurs more frequently and is more variable than that of more traditional fixed maturity securities. The principal prepayment speeds (e.g., the rate of individuals refinancing their home mortgages) can vary based on a number of economic factors that can not be predicted with certainty. These factors include the prevailing interest rate environment and general status of the economy. Deviations in actual prepayment speeds from that originally expected can cause a change in the yield earned on mortgage and asset-backed securities purchased at a premium or discount. Increases in prepayment speeds, which typically occur in a decreasing interest rate environment, generally increases the rate at which discount is accrued and premium is amortized into income. Decreases in prepayment speeds, which typically occur in an increasing interest rate environment, generally slows down the rate these amounts are recorded into income.

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, the Company receives a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. The Company invests in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, the Company invests in CMOs such as planned amortization class (PAC) and targeted amortization class
(TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. The Company does not purchase certain types of collateralized mortgage obligations which it believes would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

The following table sets forth the par value, amortized cost and carrying value of the Company's mortgage and asset-backed securities at December 31, 1998, summarized by type of security.

                                                                                                 PERCENT
                                                        AMORTIZED                   CARRYING     OF FIXED
                                                          COST        PAR VALUE       VALUE     MATURITIES
                                                       -----------   -----------   -----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential........................................  $   437,003   $   441,264   $   442,087     18.1 %
   Pass through......................................       85,664        84,997        86,662      3.5
   Planned and targeted amortization class...........       52,803        52,922        52,753      2.2
   Other.............................................       13,637        13,872        13,625      0.6
                                                       -----------   -----------   -----------  ----------
Total residential mortgage-backed securities.........      589,107       593,055       595,127     24.4
Commercial mortgage-backed securities................      231,004       231,186       235,444      9.6
Other asset-backed securities........................      259,284       259,076       272,221     11.2
                                                       -----------   -----------   -----------  ----------
Total mortgage and asset-backed securities...........  $ 1,079,395   $ 1,083,317   $ 1,102,792     45.2 %
                                                       ===========   ===========   ===========  ==========

The commercial and other asset-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less sensitive to interest rate changes than residential securities of similar types due principally to prepayment restrictions on many of the underlying commercial mortgage loans. Other asset-backed securities are principally mortgage related (manufactured housing and home equity loans) which historically have also demonstrated relatively less cash flow volatility than residential securities of similar types.

At December 31, 1998, the Company held $299.4 million or 9.9% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 1998, mortgages more than 60 days delinquent accounted for 0.4% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at December 31, 1998 include: Pacific (26.9%), which includes California, Oregon and Washington; and West South Central (25.2%), which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with office buildings (37.4%) and retail facilities (37.2%) representing the largest holdings at December 31, 1998.

OTHER ASSETS

Deferred policy acquisition costs increased 11.9% to $203.6 million at December 31, 1998 due principally to the capitalization of costs incurred with new sales. Property and equipment decreased $8.2 million, or 13.0%, due principally to the exchange of home office properties for Class A common stock, partially offset by increases in leased assets and capitalized software costs. Assets of discontinued operations decreased $106.7 million as a result of the sale of Utah Insurance. Assets held in separate accounts increased $51.7 million, or 37.4%, to $190.1 million at December 31, 1998 due primarily to increased sales of variable products, partially offset by depreciation in the value of separate account investments. At December 31, 1998, the Company had total assets of $3,651.0 million, a 1.4% increase from total assets at December 31, 1997.

LIABILITIES

Policy liabilities and accruals increased 1.6% to $2,364.3 million at December 31, 1998. The relatively modest increase in policy liabilities is partially attributable to the Company's marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of the Company's policy liabilities and accruals as well as the separate account liabilities.

Other liabilities increased 90.2% to $85.5 million at December 31, 1998 due primarily to an increase in payables for securities purchased and the deferral of the gain on the exchange of home office properties for Class A common stock. Liabilities of discontinued operations decreased $79.1 million as a result of the sale of Utah Insurance. At December 31, 1998, the Company had total liabilities of $2,965.9 million, a 2.5% increase from total liabilities at December 31, 1997.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased 3.6%, to $583.6 million at December 31, 1998 compared to $605.3 million at December 31, 1997. This decrease is principally attributable to the exchange of home office properties for Class A common stock and stock repurchases which, collectively, resulted in a $70.7 million decrease in equity. These decreases were partially offset by net income during 1998 and net unrealized appreciation of securities classified as available for sale.

At December 31, 1998, common stockholders' equity was $580.6 million, or $17.75 per share, compared to $602.3 million, or $16.77 per share at December 31, 1997. Included in stockholders' equity per common share is $1.61 at December 31, 1998 and $1.41 at December 31, 1997 attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $1.5 million during 1998, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

MARKET RISKS OF FINANCIAL INSTRUMENTS

Interest rate risk is the Company's primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of the Company's fixed maturity and mortgage loan portfolios generally increases when interest rates decrease, and decreases when interest rates increase.

A majority of the Company's insurance liabilities are backed by fixed maturity securities and mortgage loans. The fixed maturity securities have laddered maturities and a weighted average life of 7.0 years. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon (i) the average life of the portfolio, (ii) the amount and speed at which market interest rates rise or fall, (iii) the amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates and (iv) the amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities decelerate during periods of increasing interest rates.

For a majority of the Company's traditional insurance products, profitability is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. For variable products, profitability on the portion, if any, of the policyholder's account balance invested in the Company's general account is also affected by the spreads earned. The variable policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.

For approximately 93% of the policy liabilities, the Company has the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial service institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, the Company's spread could be lowered due to interest rate guarantees on many of its interest sensitive products. At December 31, 1998, interest rate guarantees on interest sensitive products ranged from 3.0% to 5.5%, with a weighted average guarantee of 3.7%.

The Company designs its products and manages its investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on its products, certain interest sensitive contracts have surrender and withdrawal penalty provisions. The following is a summary of the surrender and discretionary withdrawal characteristics of the Company's interest sensitive products and supplementary contracts without life contingencies as of December 31, 1998:

                                                                   RESERVE BALANCE
                                                                   ---------------
                                                                     (DOLLARS IN
                                                                      THOUSANDS)
     Surrender charge rate:
          Greater than or equal to 5%.............................  $      359,319
          Less than 5%, but still subject to surrender charge.....         240,345
          Not subject to surrender charge.........................       1,019,908
     Not subject to surrender or discretionary withdrawal.........         124,654
                                                                    --------------
     Total........................................................  $    1,744,226
                                                                    ==============

A major component of the Company's asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of the Company's insurance liabilities. The Company uses computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for the price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets should be largely offset by a change in the value of liabilities. At December 31, 1998, the effective duration of the Company's fixed maturity portfolio was approximately
4.4 and the effective duration of the interest sensitive products was approximately 3.5.

If interest rates were to increase 10% from levels at December 31, 1998, the Company's fixed maturity securities and short-term investments, net of corresponding changes in the values of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserves, would decrease approximately $49.3 million. This hypothetical change in value does not take into account any offsetting change in the value of insurance liabilities for investment contracts since the Company estimates such value to be the cash surrender value of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 1998, the fair value of the Company's debt, mandatorily redeemable preferred stock of subsidiary trust and preferred stock issued by Western Life would increase $3.1 million.

The computer models used to estimate the impact of a 10% change in market interest rates use many assumptions and estimates which materially impact the fair value calculations. Key assumptions used by the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair market values would likely be different from that estimated.

Equity price risk is not material to the Company due to the relatively small equity portfolio held at December 31, 1998. However, the Company does earn investment management fees (on those investments managed by the Company) and mortality and expense fee income based on the value of the Company's separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% and the mortality and expense fee rates range from 0.90% to 1.40%. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts.

LIQUIDITY

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consists primarily of dividends from subsidiaries, if declared and paid, fees which it charges the various subsidiaries and affiliates for management of their operations and tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing these management services, dividends on outstanding stock and interest on holding company debt issued to a subsidiary. In addition, the parent company will on occasion enter into capital transactions such as the acquisition of its common stock.

The Company received $25.0 million in cash on March 31, 1998 in connection with the sale of Utah Insurance. The Company will receive an additional $1.2 million (before applicable taxes) in the first quarter of 1999 and may receive additional consideration during each of the four years in the period ending December 31, 2003, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis.

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

The Company acquired Class A common shares totaling 3,497,648 in 1998 and 1,930,740 in 1997 as a result of the exchange of a subsidiary owning its home office properties and two stock repurchase programs. These transactions reduced stockholders' equity $70.7 million in 1998 and $24.8 million in 1997.

FBL Financial Group, Inc. paid common and preferred stock dividends totaling $10.2 million in 1998, $9.4 million in 1997 and $3.6 million in 1996. It is anticipated that dividend requirements for 1999 will be $0.0825 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $11.0 million. In addition, interest payments on the Notes are estimated to be $5.0 million for 1999.

FBL Financial Group, Inc. relies primarily on dividends from Farm Bureau Life and Western Life to make any dividend payments to its stockholders and interest payments on its Notes. The ability of these companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, the Life Companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 1999, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $41.0 million from Farm Bureau Life and $14.6 million from Western Life.

In November 1998, the Company's Board of Directors approved a $25.0 million Class A common stock repurchase plan. In connection with the plan, the Company entered into a $25.0 million short-term line of credit with a bank to fund any repurchases. The line of credit, which expires on June 30, 1999, requires the Company to maintain minimum tangible net worth and risk-based capital ratios and limits the Company's ability to incur additional indebtedness. As of December 31, 1998, no repurchases had been made under the plan and no related draws were made on the line of credit. It is anticipated that any draws on the line of credit will be repaid during 1999 with dividends from subsidiaries.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in 1998, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported years as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $121.5 million in 1998, $99.3 million in 1997 and $156.6 million in 1996. These funds were primarily used to increase the insurance companies' short-term and fixed maturity investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to establish and borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $54.0 million as of December 31, 1998. Interest is payable at the current market rate on the date of issuance. As of December 31, 1998, the line of credit was not established and no borrowings were outstanding.

The Company has a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $8.6 million at December 31, 1998, are being used to acquire assets that will be leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (7.75% at December 31, 1998).

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations for the foreseeable future. The Company's investment portfolio at December 31, 1998, included $80.2 million of short-term investments and $311.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. Notwithstanding the above, management currently anticipates refinancing the $24.5 million lease-backed note payable that is due August, 1999.

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of December 31, 1998, the Company had no material commitments for capital expenditures.

PENDING ACCOUNTING CHANGES

In March 1998, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", was issued. The Company plans to adopt the SOP effective on January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes external software development costs and charges internal costs, primarily payroll and related items, to expense as they are incurred. Under the SOP, these internal costs will be capitalized. The Company has not yet determined the impact of adopting this SOP.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 also allows companies to transfer securities classified as held to maturity to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement is effective for the Company in the year 2000, with earlier adoption encouraged. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

EFFECTS OF INFLATION

The Company does not believe that inflation has had a material effect on its consolidated results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

From time to time, the Company may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others which include words such as "expect", "anticipate", "believe", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business, in addition to those identified under "Impact of Year 2000", include but are not limited to the following:

* Changes to interest rate levels and stock market performance may impact the Company's lapse rates, market value of investment portfolio and the Company's ability to sell its life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
* The degree to which the Company's products are accepted by customers and agents (including the agents of the Company's alliance partners) will impact the Company's future growth rate.
* Extraordinary acts of nature or man may result in higher than expected claim activity.
* Changes in federal and state income tax laws and regulations may affect the relative tax advantage of the Company's products.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 24), for the Company's qualitative and quantitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            FBL FINANCIAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



Report of Management........................................................  30
Report of Independent Auditors..............................................  31

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................  32
Consolidated Statements of Income...........................................  34
Consolidated Statements of Changes in Stockholders' Equity..................  35
Consolidated Statements of Cash Flows.......................................  36
Notes to Consolidated Financial Statements..................................  38

                              REPORT OF MANAGEMENT




To Our Stockholders

The management of FBL Financial Group, Inc. is responsible for the integrity of the financial information contained in this annual report. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles appropriate in the circumstances. Certain financial information presented depends on management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgements are fair and reasonable based upon available information.

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

The Company engages Ernst & Young LLP as independent auditors to audit its financial statements and express their opinion thereon. Their audits include reviews and tests of the Company's internal controls to the extent they believe necessary to determine and conduct the audit procedures that support their opinion. A copy of Ernst & Young LLP's audit opinion follows this letter.

The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets periodically with management, internal auditors and Ernst & Young LLP to review internal accounting control, audit activities, auditor independence and financial reporting matters. The internal auditors and Ernst & Young LLP have free access to the Audit Committee, with and without the presence of management, to discuss the adequacy of internal control and to review the quality of financial reporting. The Audit Committee is also responsible for making recommendations to the Board of Directors concerning the selection of independent auditors.



                                        Thomas R. Gibson
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR



                                        James W. Noyce
                                        CHIEF FINANCIAL OFFICER

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                         /s/ Ernst & Young LLP


Des Moines, Iowa
February 15, 1999

                            FBL FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998               1997
                                                                                  --------------    --------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 1998 - $516,729; 1997 -
        $663,315)............................................................     $      492,288    $      639,598
     Available for sale, at market (amortized cost: 1998 - $1,862,861; 1997 -
        $1,629,950)..........................................................          1,950,044         1,711,578
   Equity securities, at market (cost: 1998 - $39,589; 1997 - $60,500).......             35,287            57,736
   Mortgage loans on real estate.............................................            299,372           323,605
   Investment real estate, less allowances for depreciation of $4,223 in 1998
     and $2,682 in 1997......................................................             40,679            39,942
   Policy loans..............................................................            123,328           121,941
   Other long-term investments...............................................             10,210            14,438
   Short-term investments....................................................             80,228            32,073
                                                                                  --------------    --------------
Total investments............................................................          3,031,436         2,940,911

Cash and cash equivalents....................................................              4,516             2,397
Securities and indebtedness of related parties...............................             65,291            64,442
Accrued investment income....................................................             34,318            33,894
Accounts and notes receivable................................................                833             1,401
Amounts receivable from affiliates...........................................              4,020             3,656
Reinsurance recoverable......................................................              4,711             9,789
Deferred policy acquisition costs............................................            203,581           181,916
Value of insurance in force acquired.........................................             14,533            16,044
Property and equipment, less allowances for depreciation of $37,100 in 1998
   and $48,847 in 1997.......................................................             55,250            63,481
Current income taxes recoverable.............................................             13,185            11,925
Goodwill, less accumulated amortization of $3,484 in 1998 and $2,792 in
   1997......................................................................              9,948            10,640
Other assets.................................................................             19,227            15,949
Assets of discontinued operations............................................                 --           106,672
Assets held in separate accounts.............................................            190,111           138,409




                                                                                  --------------    --------------
        Total assets.........................................................     $    3,650,960    $    3,601,526
                                                                                  ==============    ==============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products..........................................     $    1,596,471    $    1,578,794
        Traditional life insurance and accident and health products..........            731,873           711,722
        Unearned revenue reserve.............................................             25,373            23,530
     Other policy claims and benefits........................................             10,625            13,488
                                                                                  --------------    --------------
                                                                                       2,364,342         2,327,534
   Other policyholders' funds:
     Supplementary contracts without life contingencies......................            147,755           137,398
     Advance premiums and other deposits.....................................             84,206            85,280
     Accrued dividends.......................................................             13,797            13,801
                                                                                  --------------    --------------
                                                                                         245,758           236,479

   Short-term debt...........................................................             24,500                --
   Short-term debt payable to affiliate......................................              8,626                --
   Amounts payable to affiliates.............................................                511                60
   Long-term debt............................................................                 71            24,577
   Deferred income taxes.....................................................             46,497            43,592
   Other liabilities.........................................................             85,453            44,939
   Liabilities of discontinued operations....................................                 --            79,118
   Liabilities related to separate accounts..................................            190,111           138,409
                                                                                  --------------    --------------
        Total liabilities....................................................          2,965,869         2,894,708

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust.....................................................             97,000            97,000
   Other.....................................................................              4,503             4,503

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares.....              3,000             3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 31,512,113 shares in 1998 and 34,732,448 shares
     in 1997.................................................................             42,034            42,907
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares.................................              7,558             7,567
   Accumulated other comprehensive income....................................             50,050            48,559
   Retained earnings.........................................................            480,946           503,282
                                                                                  --------------    --------------
     Total stockholders' equity..............................................            583,588           605,315
                                                                                  --------------    --------------
        Total liabilities and stockholders' equity...........................     $    3,650,960    $    3,601,526
                                                                                  ==============    ==============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                      1998           1997           1996
                                                                  -----------    -----------    -----------
Revenues:
   Interest sensitive product charges .........................   $    52,157    $    47,979    $    43,654
   Traditional life insurance and accident and health premiums         93,473         92,528         92,780
   Net investment income ......................................       228,067        220,366        208,265
   Realized gains (losses) on investments .....................        (4,878)        40,953         52,760
   Other income ...............................................        20,802         19,525         15,914
                                                                  -----------    -----------    -----------
     Total revenues ...........................................       389,621        421,351        413,373
Benefits and expenses:
   Interest sensitive product benefits ........................       122,527        122,729        119,186
   Traditional life insurance and accident and health benefits         55,880         56,369         53,864
   Increase in traditional life and accident and health future
     policy benefits ..........................................        21,264         27,173         25,875
   Distributions to participating policyholders ...............        25,818         25,852         26,152
   Underwriting, acquisition and insurance expenses ...........        63,983         61,583         57,261
   Interest expense ...........................................         1,690          1,493            912
   Other expenses .............................................        15,453         11,565         11,223
                                                                  -----------    -----------    -----------
     Total benefits and expenses ..............................       306,615        306,764        294,473
                                                                  -----------    -----------    -----------
                                                                       83,006        114,587        118,900
Income taxes ..................................................       (26,404)       (38,367)       (38,660)
Minority interest in earnings of subsidiaries:
   Dividends on company-obligated mandatorily redeemable
     preferred stock of subsidiary trust ......................        (4,850)        (2,829)            --
   Other ......................................................          (335)          (351)          (542)
Equity income, net of related income taxes ....................         1,258          2,088          4,351
                                                                  -----------    -----------    -----------
Income from continuing operations .............................        52,675         75,128         84,049
Discontinued operations:
   Income (loss) from property-casualty operations, net of
     related income taxes .....................................           287            699         (1,165)
   Gain on disposal of property-casualty operations, net of
     related income taxes .....................................           978             --             --
                                                                  -----------    -----------    -----------
Net income ....................................................        53,940         75,827         82,884
Dividends on Series A and B preferred stock ...................          (150)        (2,171)        (2,250)
                                                                  -----------    -----------    -----------
Net income applicable to common stock .........................   $    53,790    $    73,656    $    80,634
                                                                  ===========    ===========    ===========

Earnings per common share:
   Income from continuing operations ..........................   $      1.56    $      2.01    $      1.90
   Income (loss) from discontinued operations .................          0.04           0.02          (0.03)
                                                                  -----------    -----------    -----------
   Earnings per common share ..................................   $      1.60    $      2.03    $      1.87
                                                                  ===========    ===========    ===========

Earnings per common share - assuming dilution:
   Income from continuing operations ..........................   $      1.52    $      1.97    $      1.89
   Income (loss) from discontinued operations .................          0.04           0.02          (0.03)
                                                                  -----------    -----------    -----------
   Earnings per common share - assuming dilution ..............   $      1.56    $      1.99    $      1.86
                                                                  ===========    ===========    ===========


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                        COMMON
                                                                      STOCK AND    ACCUMULATED
                                             CLASS A      CLASS B     ADDITIONAL      OTHER                     TOTAL
                               PREFERRED     COMMON       COMMON        PAID-IN   COMPREHENSIVE   RETAINED  STOCKHOLDERS'
                                 STOCK        STOCK        STOCK        CAPITAL      INCOME       EARNINGS      EQUITY
                               ----------   ----------   ----------   ----------  -------------  ---------  ------------
Balance at January 1, 1996 ..  $       --   $       --   $       --   $  146,481   $   37,807   $  380,010   $  564,298
 Comprehensive income:
  Net income for 1996 .......          --           --           --           --           --       82,884       82,884
  Change in net unrealized
    investment gains/losses .          --           --           --           --       (9,949)          --       (9,949)
                                                                                                             ----------
 Total comprehensive income .                                                                                    72,935
 Recapitalization and
  conversion of common stock           --      139,157        7,324     (146,481)          --           --           --
 Exchange of common stock
  for preferred stock .......     100,000     (100,000)          --           --           --           --           --
 Adjustment resulting from
  capital transaction of
  equity investee ...........          --        4,616          243           --           --           --        4,859
 Dividends on preferred
     stock ..................          --           --           --           --           --       (2,250)      (2,250)
 Dividends on common stock ..          --           --           --           --           --       (1,320)      (1,320)
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1996      100,000       43,773        7,567           --       27,858      459,324      638,522
 Comprehensive income:
  Net income for 1997 .......          --           --           --           --           --       75,827       75,827
  Change in net unrealized
    investment gains/losses .          --           --           --           --       20,701           --       20,701
                                                                                                             ----------
 Total comprehensive income .                                                                                    96,528
 Purchase of Series A
  preferred stock ...........    (100,000)          --           --           --           --           --     (100,000)
 Issuance of Series B
  preferred stock ...........       3,000           --           --           --           --           --        3,000
 Purchase of 1,930,740
  shares of common stock ....          --       (2,402)          --           --           --      (22,432)     (24,834)
 Issuance of 136,578 shares
  of common stock under
  stock option plan,
  including related income
  tax benefit ...............          --        1,536           --           --           --           --        1,536
 Dividends on preferred
   stock ....................          --           --           --           --           --       (2,171)      (2,171)
 Dividends on common stock ..          --           --           --           --           --       (7,266)      (7,266)
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1997        3,000       42,907        7,567           --       48,559      503,282      605,315
 Comprehensive income:
  Net income for 1998 .......          --           --           --           --           --       53,940       53,940
  Change in net unrealized
    investment gains/losses .          --           --           --           --        1,491           --        1,491
                                                                                                             ----------
 Total comprehensive income .                                                                                    55,431
 Acquisition of 2,536,112
  shares of common stock in
  exchange for properties ...          --       (3,340)          --           --           --      (42,310)     (45,650)
 Purchase of 961,536 shares
  of common stock ...........          --       (1,224)          --           --           --      (23,784)     (25,008)
 Issuance of 277,313 shares
  of common stock under
  stock option plan,
  including related income
  tax benefit ...............          --        3,742           --           --           --           --        3,742
 Adjustment resulting from
  capital transactions of
  equity investee ...........          --          (51)          (9)          --           --           --          (60)
 Dividends on preferred
   stock ....................          --           --           --           --           --         (150)        (150)
 Dividends on common stock ..          --           --           --           --           --      (10,032)     (10,032)
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1998   $    3,000   $   42,034   $    7,558   $       --   $   50,050   $  480,946   $  583,588
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1998          1997           1996
                                                                    -----------    -----------    -----------
OPERATING ACTIVITIES
Continuing operations:
    Net income ..................................................   $    52,675    $    75,128    $    84,049
     Adjustments to reconcile net income to net cash provided by continuing operations:
       Adjustments related to interest sensitive products:
           Interest credited to account balances ................       105,604        107,238        105,176
           Charges for mortality and administration .............       (52,050)       (48,468)       (44,981)
           Deferral of unearned revenues ........................         2,607          2,417          1,858
           Amortization of unearned revenue reserve .............          (888)          (775)          (531)
       Provision for depreciation and amortization ..............        10,629         17,276         15,435
       Net losses (gains) related to investments held by
           broker-dealer and investment company subsidiaries ....           326         (1,130)        (3,272)
       Realized losses (gains) on investments ...................         4,878        (40,953)       (52,760)
       Increase in traditional life and accident and health
           benefit accruals .....................................        22,305         26,921         25,842
       Policy acquisition costs deferred ........................       (31,081)       (30,111)       (25,493)
       Amortization of deferred policy acquisition costs ........        10,171          8,474          8,667
       Provision for deferred income taxes ......................         3,051         (8,552)         3,601
       Other ....................................................        19,830         (9,240)         8,088
                                                                    -----------    -----------    -----------
Net cash provided by continuing operations ......................       148,057         98,225        125,679
Discontinued operations:
    Net income (loss) ...........................................         1,265            699         (1,165)
    Adjustments to reconcile net income (loss) to net cash
       provided by discontinued operations ......................         1,207          7,144         18,962
                                                                    -----------    -----------    -----------
Net cash provided by discontinued operations ....................         2,472          7,843         17,797
                                                                    -----------    -----------    -----------
Net cash provided by operating activities .......................       150,529        106,068        143,476

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment ......................       151,298         49,961         42,855
    Fixed maturities - available for sale .......................       280,324        288,893        253,801
    Equity securities ...........................................        24,843        115,742        102,237
    Mortgage loans on real estate ...............................        75,887         48,059         29,086
    Investment real estate ......................................         1,349          1,191          5,075
    Policy loans ................................................        28,423         27,513         25,754
    Other long-term investments .................................         2,152            660         10,951
    Short-term investments - net ................................            --         38,870             --
                                                                    -----------    -----------    -----------
                                                                        564,276        570,889        469,759

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                       1998              1997             1996
                                                                     -----------    -----------    -----------
INVESTING ACTIVITIES (CONTINUED)
Acquisition of investments:
    Fixed maturities - held for investment .......................   $        --    $        --    $   (52,614)
    Fixed maturities - available for sale ........................      (513,992)      (422,178)      (440,156)
    Equity securities ............................................        (5,644)       (50,368)       (29,631)
    Mortgage loans on real estate ................................       (51,883)       (78,703)       (56,295)
    Investment real estate .......................................        (3,096)       (10,208)        (5,001)
    Policy loans .................................................       (29,810)       (30,458)       (28,643)
    Other long-term investments ..................................        (1,726)        (4,960)          (946)
    Short-term investments - net .................................       (48,155)            --        (21,529)
                                                                     -----------    -----------    -----------
                                                                        (654,306)      (596,875)      (634,815)

Proceeds from disposal, repayments of advances and other
    distributions from equity investees ..........................         6,254         16,519         37,058
Investments in and advances to equity investees ..................        (5,505)       (41,018)       (10,396)
Net cash paid for acquisitions ...................................            --         (9,694)            --
Net proceeds from sale of discontinued operations ................        24,844             --             --
Net purchases of property and equipment and other ................       (26,680)       (13,249)       (10,867)
Investing activities of discontinued operations ..................        (2,474)        (8,356)       (33,374)
                                                                     -----------    -----------    -----------
Net cash used in investing activities ............................       (93,591)       (81,784)      (182,635)

FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited
    to policyholder account balances .............................       260,949        258,919        220,328
 Return of policyholder account balances on interest sensitive
    and variable products ........................................      (286,469)      (247,823)      (185,627)
Proceeds from short-term debt with affiliate .....................         8,626             --             --
Proceeds from long-term debt .....................................            --             --         24,500
Repayments of long-term debt .....................................            (6)            (4)       (12,523)
Distributions on company-obligated mandatorily redeemable
    preferred stock of subsidiary trust ..........................        (4,850)        (2,829)            --
Other distributions to minority interests ........................          (335)          (663)          (366)
Purchase of common stock .........................................       (25,008)       (24,834)            --
Issuance of common stock .........................................         2,456          1,201             --
Dividends paid ...................................................       (10,182)        (9,437)        (3,570)
                                                                     -----------    -----------    -----------
Net cash provided by (used in) financing activities ..............       (54,819)       (25,470)        42,742
                                                                     -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents .................         2,119         (1,186)         3,583
Cash and cash equivalents at beginning of year ...................         2,397          3,583             --
                                                                     -----------    -----------    -----------
Cash and cash equivalents at end of year .........................   $     4,516    $     2,397    $     3,583
                                                                     ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest .....................................................   $     1,676    $     1,486    $       836
    Income taxes .................................................        23,683         56,592         25,415

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FBL Financial Group, Inc. (the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life), Western Farm Bureau Life Insurance Company (Western Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). The Company currently markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in 14 midwestern and western states. Variable insurance and annuity contracts are also marketed in other states through alliances with other insurance companies and a regional broker/dealer. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services.

On March 31, 1998, the Company sold its wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. As a result of the sale, the Company no longer has property-casualty operations. Financial information herein has been restated to reflect the operations of Utah Insurance as discontinued. See
Note 14, "Discontinued Operations."

CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES

Fixed maturity securities, comprised of bonds and redeemable preferred stocks, that the Company has the positive intent and ability to hold to maturity are designated as "held for investment." Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale." Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income. The unrealized gains and losses included in accumulated other comprehensive income are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

INVESTMENT REAL ESTATE

Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in the consolidated balance sheets, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sales costs, of real estate owned decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be reduced or eliminated should the fair value of the property increase. Changes in this valuation allowance are recognized as realized gains or losses on investments. The Company had a valuation allowance on its investment real estate totaling $0.1 million at December 31, 1997. No allowance was recorded at December 31, 1998.

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

Securities and indebtedness of related parties include investments in partnerships and corporations over which the Company may exercise significant influence. Such investments are accounted for using the equity method. Changes in the value of the Company's investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Securities and indebtedness of related parties also includes advances and loans to the partnerships and corporations which are principally reported at cost.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

PROPERTY AND EQUIPMENT

Property and equipment, comprised primarily of home office properties (prior to March 30, 1998, see Note 2), furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense are computed primarily using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense for 1998, 1997 and 1996 was $11.4 million, $11.0 million and $10.0 million, respectively.

GOODWILL

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Goodwill is generally being amortized on a straight-line basis over a period of 20 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary. If facts and circumstances suggest that goodwill is impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the underlying business approximating fair value. The Company has not recorded any such writedowns during 1998, 1997 or 1996.

FUTURE POLICY BENEFITS

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.5% to 6.0%. The average rate of assumed investment yields used in estimating gross margins was 8.03% in 1998, 8.15% in 1997 and 8.34% in 1996. Accrued dividends for participating business are established for anticipated amounts earned to date for the period through the policy's next anniversary and are provided for as a separate liability. The declaration of future dividends for participating business is at the discretion of the Board of Directors. Participating business accounted for 41% of

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


receipts from policyholders during the year ended December 31, 1998 and represented 18% of life insurance inforce at December 31, 1998. Participating business accounted for 42% of receipts from policyholders during the year ended December 31, 1997 and represented 19% of life insurance inforce at December 31, 1997.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

Interest crediting rates for interest sensitive products ranged from 4.00% to 6.50% in 1998, from 4.00% to 7.00% in 1997 and from 4.00% to 7.50% in 1996.

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

GUARANTY FUND ASSESSMENTS

From time to time assessments are levied on the Company's insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. During 1997, the Company adopted Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which requires the accrual of such assessments. Prior to 1997, the Company recognized its obligation for guaranty fund assessments when such assessments were received and an asset was recorded for future premium tax offsets on assessments paid. The impact of adopting SOP 97-3 was not separately reported as a change in accounting principles because the impact of adoption was not material to the Company.

At December 31, 1998 and 1997, the Company had undiscounted reserves of $1.3 million and $2.8 million, respectively, to cover estimated future assessments on known insolvencies. The Company had assets totaling $3.1 million and $3.9 million at December 31, 1998 and 1997, respectively, representing estimated premium tax offsets on paid and future assessments. Expenses (credits) incurred for guaranty fund assessments, net of related premium tax offsets, totaled ($1.2) million, $1.9 million (including $1.6 million related to the adoption of SOP 97-3) and $0.1 million during 1998, 1997 and 1996, respectively. It is estimated future guaranty fund assessments on known insolvencies will be paid during the three year period ended December 31, 2001 and substantially all the related future premium tax offsets will be realized during the six year period ended December 31, 2004. The Company believes the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECOGNITION OF PREMIUM REVENUES AND COSTS

Revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded.

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

OTHER INCOME AND OTHER EXPENSES

Other income and other expenses include revenue and expenses generated by the Company's various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. A portion of these activities are performed on behalf of affiliates of the Company. In addition, certain revenue generated by the Company's insurance subsidiaries have been classified as other income. During 1998, 1997 and 1996, revenues of the insurance subsidiaries included as other income aggregated $1.4 million, $4.0 million and $2.9 million, respectively. Lease income from leases with affiliates totaled $5.8 million, $3.0 million and $2.4 million for 1998, 1997 and 1996, respectively. Investment advisory fee income from affiliates totaled $1.3 million, $1.2 million and $0.9 million for 1998, 1997 and 1996, respectively.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard (Statement) No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Other comprehensive income excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled ($0.9) million in 1998, $26.5 million in 1997 and $38.1 million in 1996. Such amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, value of insurance inforce acquired and unearned revenue reserve totaling $0.5 million in 1998, ($15.3) million in 1997 and ($19.5) million in 1996.

SEGMENT INFORMATION

At December 31, 1998, the Company adopted Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for reporting information about operating segments, products and markets. Generally, Statement No. 131 requires financial information to be reported on the basis on which it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Adoption of Statement No. 131 increased the number of the Company's reportable segments. See Note 15, "Segment Information."

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RECLASSIFICATIONS

Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 financial statement presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, policyholder liabilities and accruals and valuation allowances on investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

PENDING ACCOUNTING CHANGES

In March 1998, SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", was issued. The Company plans to adopt the SOP effective on January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes external software development costs and charges internal costs, primarily payroll and related items, to expense as they are incurred. Under the SOP, these internal costs will be capitalized. The Company has not yet determined the impact of adopting this SOP.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 also allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement is effective for the Company in the year 2000, with earlier adoption encouraged. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

On April 29, 1996, the Company designated 5,000,000 shares of its preferred stock as Series A preferred stock and on July 18, 1996, such shares were issued in exchange for 5,000,000 shares of Class A common stock. The Series A preferred stock paid quarterly cash dividends of $0.25 per share and had voting rights identical to that of Class A common stock. As described below, the Series A preferred stock was redeemed during 1997.

On May 30, 1997, FBL Financial Group Capital Trust (the Trust), a consolidated wholly-owned subsidiary of the Company, issued $97.0 million of 5% Preferred Securities to the Company's majority stockholder, the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5% Preferred Securities and the related purchase by the Company of all of the Trust's common securities, the Company issued to the Trust $100.0 million principal amount of its 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes). The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 1998, 97,000 shares of 5% Preferred Securities were outstanding, all of which are unconditionally guaranteed by the Company.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Concurrent with the issuance of the 5% Preferred Securities, the Company purchased from the Iowa Farm Bureau Federation the Company's Series A preferred stock at its liquidation value of $100.0 million. In addition, the Company issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by the Company, at the option of the Company, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization. The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5% Preferred Securities were treated as noncash transactions for purposes of the 1997 statement of cash flows.

On March 30, 1998, the Company exchanged a subsidiary owning its home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. The Company is leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. A gain on the transaction of approximately $21.0 million was deferred by the Company and is being amortized over the term of the operating lease. The transaction was accounted for as a noncash financing activity for purposes of the 1998 statement of cash flows.

On March 17, 1998, the Company's Board of Directors approved a two-for-one common stock split payable in the form of a 100% stock dividend to stockholders of record as of April 6, 1998. The additional shares were distributed April 17, 1998. As required by the Company's Articles of Incorporation, holders of the Class B common stock received Class A common shares in payment of the stock dividend. In addition, the 5.0 million shares of Series B preferred stock have non-dilutive voting rights. As a result, voting rights on these shares increased proportionately while the number of shares outstanding did not change. All references to the number of common shares and per share amounts in this report have been restated to reflect the effect of the stock dividend.

During 1998 and 1997, the Company repurchased 961,536 and 1,930,740 shares, respectively, of Class A common stock in accordance with repurchase plans approved by the Board of Directors. The cost of the repurchases totaled $25.0 million in 1998 and $24.8 million in 1997. Of the shares repurchased, 2,701,476 were unregistered shares owned by various Farm Bureau entities. The purchase amounts were allocated partly to Class A common stock based on the average common stock balance per share on the acquisition dates with the remainder allocated to retained earnings.

During 1998, 1997 and 1996, the Company paid cash dividends totaling $0.30, $0.20 and $0.04 per common share, respectively.

Holders of the Class A common stock and Series preferred stock, together as a group, and Class B common stock vote as separate classes on all issues. Only holders of the Class A common stock and Series preferred stock vote for the election of Class A Directors (three to five) and only holders of the Class B common stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of the Company's Class B common stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation, which owns 65.3% of the Company's voting stock as of December 31, 1998, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.        INVESTMENT OPERATIONS

FIXED MATURITIES AND EQUITY SECURITIES

The following tables contain amortized cost and market value information on fixed maturities and equity securities at December 31, 1998 and 1997:

                                                                         HELD FOR INVESTMENT
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------
DECEMBER 31, 1998                                                    (DOLLARS IN THOUSANDS)
Bonds:
    Corporate securities ....................    $        5,008    $          542    $           (8)    $        5,542
    Mortgage-backed securities ..............           487,280            24,690              (783)           511,187
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $      492,288    $       25,232    $         (791)    $      516,729
                                                 ==============    ==============    ==============     ==============

                                                                          AVAILABLE FOR SALE
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------

DECEMBER 31, 1998                                                       (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies ...    $       81,674    $        5,375    $           (4)    $       87,045
    State, municipal and other governments ..            61,194             2,516              (101)            63,609
    Public utilities ........................           137,640             9,626              (536)           146,730
    Corporate securities ....................           959,689            64,729           (16,985)         1,007,433
    Mortgage and asset-backed securities ....           592,115            24,526            (1,129)           615,512
Redeemable preferred stock ..................            30,549               741            (1,575)            29,715
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $    1,862,861    $      107,513    $      (20,330)    $    1,950,044
                                                 ==============    ==============    ==============     ==============

Equity securities ...........................    $       39,589    $          748    $       (5,050)    $       35,287
                                                 ==============    ==============    ==============     ==============

                                                                         HELD FOR INVESTMENT
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------

DECEMBER 31, 1997                                                      (DOLLARS IN THOUSANDS)
Bonds:
    Corporate securities ....................    $        5,008    $          814    $           (8)    $        5,814
    Mortgage-backed securities ..............           634,590            24,721            (1,810)           657,501
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $      639,598    $       25,535    $       (1,818)    $      663,315
                                                 ==============    ==============    ==============     ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                          AVAILABLE FOR SALE
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------
DECEMBER 31, 1997                                                      (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies ...    $       93,721    $        2,040    $         (146)    $       95,615
    State, municipal and other governments ..            46,767             1,382              (128)            48,021
    Public utilities ........................           138,328             6,682              (495)           144,515
    Corporate securities ....................           846,252            62,131            (6,468)           901,915
    Mortgage and asset-backed securities ....           477,091            16,491            (1,308)           492,274
Redeemable preferred stock ..................            27,791             1,576              (129)            29,238
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $    1,629,950    $       90,302    $       (8,674)    $    1,711,578
                                                 --------------    --------------    --------------     --------------

Equity securities ...........................    $       60,500    $        4,647    $       (7,411)    $       57,736
                                                 ==============    ==============    ==============     ==============

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        HELD FOR INVESTMENT                 AVAILABLE FOR SALE
                                                 --------------------------------    --------------------------------
                                                                      ESTIMATED                           ESTIMATED
                                                 AMORTIZED COST     MARKET VALUE     AMORTIZED COST     MARKET VALUE
                                                 --------------    --------------    --------------    --------------
                                                                     (DOLLARS IN THOUSANDS)
Due in one year or less .....................    $           --    $           --    $       15,264    $       15,342
Due after one year through five years .......                --                --           201,829           205,364
Due after five years through ten years ......             5,008             5,542           377,892           396,558
Due after ten years .........................                --                --           645,212           687,553
                                                 --------------    --------------    --------------    --------------
                                                          5,008             5,542         1,240,197         1,304,817
Mortgage and asset-backed securities ........           487,280           511,187           592,115           615,512
Redeemable preferred stocks .................                --                --            30,549            29,715
                                                 --------------    --------------    --------------    --------------
                                                 $      492,288    $      516,729    $    1,862,861    $    1,950,044
                                                 ==============    ==============    ==============    ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Net unrealized investment gains on equity securities and fixed maturity securities classified as available for sale were comprised of the following:

                                                                                         DECEMBER 31,
                                                                                -------------------------------
                                                                                      1998            1997
                                                                                --------------   --------------
                                                                                    (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available
    for sale..............................................................      $       82,881   $       81,076
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs.....................................              (5,264)          (6,019)
    Value of insurance in force acquired..................................              (1,306)          (1,061)
    Unearned revenue reserve..............................................                 585              709
Provision for deferred income taxes.......................................             (26,914)         (26,146)
                                                                                --------------   --------------
                                                                                        49,982           48,559
Proportionate share of net unrealized investment gains of equity investees                  68               --
                                                                                --------------   --------------
Net unrealized investment gains...........................................      $       50,050   $       48,559
                                                                                ==============   ==============

The change in net unrealized investment gains/losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $1.2 million in 1998, $16.6 million in 1997 and ($20.9) million in 1996.

MORTGAGE LOANS ON REAL ESTATE

The Company's mortgage loan portfolio consists principally of commercial mortgage loans. The Company's lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

The Company has provided an allowance for possible losses against its mortgage loan portfolio. An analysis of this allowance, which consist of specific and general reserves, is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                     1998               1997               1996
                                                                --------------     --------------     --------------
                                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year................................    $          812     $        1,128     $          800
    Realized losses.........................................                59                 --              2,983
    Uncollectible amounts written off, net of recoveries...                 --               (316)            (2,655)
                                                                --------------     --------------     --------------
Balance at end of year......................................    $          871     $          812     $        1,128
                                                                ==============     ==============     ==============

Impaired loans (those loans in which the Company does not believe it will collect all amounts due according to the contractual terms of the respective loan agreements) totaled $1.0 million at December 31, 1998 and $0.3 million at December 31, 1997. A valuation allowance totaling $0.4 million at December 31, 1998 and $0.3 million at December 31, 1997 was established on the impaired loans.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NET INVESTMENT INCOME

Components of net investment income are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                    1998            1997            1996
                                                                -----------     -----------     -----------
                                                                          (DOLLARS IN THOUSANDS)
Fixed maturities:
   Held for investment .....................................    $    49,176     $    53,332     $    55,662
   Available for sale ......................................        136,269         126,089         111,899
Equity securities ..........................................          2,116           1,283           1,367
Mortgage loans on real estate ..............................         25,895          26,160          24,791
Investment real estate .....................................          5,822           4,902           5,024
Policy loans ...............................................          7,642           7,587           7,314
Other long-term investments ................................            (42)          3,143           3,860
Short-term investments .....................................          3,670           4,064           3,519
Other ......................................................          8,200           4,522           3,678
                                                                -----------     -----------     -----------
                                                                    238,748         231,082         217,114
Less investment expenses ...................................        (10,681)        (10,716)         (8,849)
                                                                -----------     -----------     -----------
Net investment income ......................................    $   228,067     $   220,366     $   208,265
                                                                ===========     ===========     ===========

REALIZED AND UNREALIZED GAINS AND LOSSES

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments, excluding amounts attributed to investments held by subsidiaries engaged in the broker-dealer and investment company industries, are summarized below:

                                                                            YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                     1998            1997            1996
                                                                 -----------     -----------     -----------
                                                                          (DOLLARS IN THOUSANDS)
REALIZED
Fixed maturities - available for sale .......................    $       318     $     4,300     $     1,055
Equity securities ...........................................         (1,712)         37,468          56,584
Mortgage loans on real estate ...............................            (59)             --          (2,983)
Investment real estate ......................................            381             (28)            411
Other long-term investments .................................             --            (300)           (154)
Securities and indebtedness of related parties ..............           (331)           (487)         (1,387)
Notes receivable and other ..................................         (3,475)             --            (766)
                                                                 -----------     -----------     -----------
Realized gains on investments ...............................    $    (4,878)    $    40,953     $    52,760
                                                                 ===========     ===========     ===========

UNREALIZED
Fixed maturities:
   Held for investment ......................................    $       724     $     8,900     $   (14,385)
   Available for sale .......................................          5,555          51,465         (36,577)
Equity securities ...........................................         (1,538)        (14,957)          5,521
                                                                 -----------     -----------     -----------
Change in unrealized appreciation/depreciation of investments    $     4,741     $    45,408     $   (45,441)
                                                                 ===========     ===========     ===========

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for 1998, 1997, and 1996 is as follows:

                                                                GROSS REALIZED    GROSS REALIZED
                                              AMORTIZED COST        GAINS             LOSSES           PROCEEDS
                                              -------------     -------------     -------------      -------------
                                                                    (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Scheduled principal repayments and calls:
   Available for sale ...................     $     191,636     $         170     $        (291)     $     191,515
   Held for investment ..................           151,298                --                --            151,298
Sales - available for sale ..............            85,586             5,965            (2,742)            88,809
                                              -------------     -------------     -------------      -------------
   Total ................................     $     428,520     $       6,135     $      (3,033)     $     431,622
                                              =============     =============     =============      =============

YEAR ENDED DECEMBER 31, 1997
Scheduled principal repayments and calls:
   Available for sale ...................     $     175,996     $          42     $          --      $     176,038
   Held for investment ..................            49,961                --                --             49,961
Sales - available for sale ..............           108,597             6,457            (2,199)           112,855
                                              -------------     -------------     -------------      -------------
   Total ................................     $     334,554     $       6,499     $      (2,199)     $     338,854
                                              =============     =============     =============      =============

YEAR ENDED DECEMBER 31, 1996
Scheduled principal repayments and calls:
   Available for sale ...................     $     155,507     $          --     $          --      $     155,507
   Held for investment ..................            42,855                --                --             42,855
Sales - available for sale ..............            96,739             5,241            (3,686)            98,294
                                              -------------     -------------     -------------      -------------
       Total ............................     $     295,101     $       5,241     $      (3,686)     $     296,656
                                              =============     =============     =============      =============

Realized losses totaling $2.8 million in 1998 and $0.5 million in 1996 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities. No such writedowns were recorded during 1997.

Income taxes (credits) during 1998, 1997 and 1996 include a provision of ($1.7) million, $14.3 million and $18.5 million, respectively, for the tax effect of realized gains.

OTHER

In December 1997, the Company acquired a 35% interest in an unaffiliated life insurance company for $25.0 million. The excess (approximately $5.9 million) of the carrying amount of the investment, which is classified as securities and indebtedness of related parties on the consolidated balance sheets, over the amount of underlying equity in net assets on the acquisition date is attributable to goodwill and is being amortized over a 20 year period. The investment is being accounted for using the equity method. The insurance company underwrites and markets life insurance and annuity products throughout the United States.

Also in December 1997, the Company acquired all of the common stock of EquiTrust Life Insurance Company for $9.7 million. EquiTrust Life Insurance Company is a life insurance company licensed in 38 states. Goodwill totaling $1.5 million was recorded in connection with the acquisition and is being amortized over 20 years.

In February 1996, an equity investee of the Company completed an initial public offering which resulted in an increase of $4.9 million, net of $2.6 million in taxes, in the Company's share of the investee's stockholders' equity. This increase was credited directly to common stock, allocated proportionately among Class A common stock and Class B common stock based on shares outstanding. Subsequent to the public offering, the Company reclassified the investment to equity securities. The Company has sold its holdings in this investment and realized gains of $2.4 million, $24.3 million and $50.4 during 1998, 1997 and 1996, respectively.

At December 31, 1998, affidavits of deposits covering investments with a carrying value totaling $2,139.9 million were on deposit with state agencies to meet regulatory requirements.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At December 31, 1998, the Company had committed to provide additional funding for mortgage loans on real estate aggregating $11.9 million. These commitments arose in the normal course of business at terms which are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 1998, include: fixed maturities - $3.7 million; mortgage loans on real estate - $1.0 million; and other long-term investments - $1.6 million.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders' equity at December 31, 1998.

4.        FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 also excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements and allows companies to forego the disclosures when those estimates can only be made at excessive cost. Accordingly, the aggregate fair value amounts presented herein are limited by each of these factors and do not purport to represent the underlying value of the Company.

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

OTHER LONG-TERM INVESTMENTS: The fair values for nontraditional debt instruments and investment deposits are estimated by discounting expected cash flows using interest rates currently being offered for similar investments. The fair values for investments held by broker-dealer subsidiaries are based on quoted market prices, where available. For holdings that are not actively traded, fair values are determined in good faith by the Board of Directors of the subsidiary holding the security.

CASH AND SHORT-TERM INVESTMENTS: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

SECURITIES AND INDEBTEDNESS OF RELATED PARTIES: Fair values for loans and advances are estimated by discounting expected cash flows using interest rates currently being offered for similar investments. As allowed by Statement No. 107, fair values are not assigned to investments accounted for using the equity method.

ASSETS AND LIABILITIES OF SEPARATE ACCOUNTS: Separate account assets and liabilities are reported at estimated fair value in the Company's consolidated balance sheets.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


SHORT-TERM AND LONG-TERM DEBT: The fair values for long-term debt are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. For short-term debt, the carrying value approximates fair value.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY TRUST:
Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

OTHER PREFERRED STOCK: The carrying amount reported in the consolidated balance sheets, which equals redemption value, approximates fair value.

The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of Statement No. 107:

                                                                         DECEMBER 31,
                                           -------------------------------------------------------------------------
                                                          1998                                  1997
                                           -----------------------------------   -----------------------------------
                                            CARRYING VALUE      FAIR VALUE       CARRYING VALUE       FAIR VALUE
                                           -----------------  ----------------   ----------------  -----------------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Fixed maturities:
   Held for investment..................    $       492,288    $      516,729     $      639,598    $      663,315
   Available for sale...................          1,950,044         1,950,044          1,711,578         1,711,578
Equity securities.......................             35,287            35,287             57,736            57,736
Mortgage loans on real estate...........            299,372           311,012            323,605           337,868
Policy loans............................            123,328           144,264            121,941           131,311
Other long-term investments.............             10,210            10,610             14,438            14,036
Cash and short-term investments.........             84,744            84,744             34,470            34,470
Securities and indebtedness of related
   parties..............................              4,812             5,288              5,451             5,829
Assets held in separate accounts........            190,111           190,111            138,409           138,409

LIABILITIES
Future policy benefits..................    $     1,020,080    $      996,428     $    1,013,503    $      988,535
Other policyholders' funds..............            230,945           230,945            221,675           221,675
Short-term debt.........................             24,500            24,500                 --                --
Short-term debt payable to affiliate....              8,626             8,626                 --                --
Long-term debt..........................                 71                75             24,577            24,583
Liabilities related to separate accounts            190,111           190,111            138,409           138,409

MINORITY INTEREST IN SUBSIDIARIES
Company-obligated mandatorily redeemable
   preferred stock of subsidiary trust..    $        97,000    $       53,024     $       97,000    $       54,921
Other preferred stock...................              4,503             4,503              4,503             4,503

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.        REINSURANCE AND POLICY PROVISIONS

An analysis of the value of insurance in force acquired for 1998, 1997 and 1996 is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                     1998               1997               1996
                                                                --------------     --------------     --------------
                                                                               (DOLLARS IN THOUSANDS)
Excluding impact of net unrealized investment gains and
   losses:
   Balance at beginning of year.............................    $       17,105     $       18,824     $       18,900
   Accretion of interest during the year....................               973              1,062              1,226
   Amortization of asset....................................            (2,239)            (2,781)            (1,302)
                                                                --------------     --------------     --------------
Balance prior to impact of net unrealized investment gains
   and losses...............................................            15,839             17,105             18,824
Impact of net unrealized investment gains and losses........            (1,306)            (1,061)             1,104
                                                                --------------     --------------     --------------
Balance at end of year......................................    $       14,533     $       16,044     $       19,928
                                                                ==============     ==============     ==============

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 1999 - $1.0 million; 2000 - $1.1 million; 2001 - $1.1 million; 2002 - $1.0 million; 2003 - $1.0 million; and thereafter, through 2023 - $10.6 million.

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $0.5 million of coverage per individual life. The Company does not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $1,298.7 million (6.6% of total life insurance in force) at December 31, 1998 and $1,248.6 million (6.8% of total life insurance in force) at December 31, 1997.

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

No allowance for uncollectible amounts has been established against the Company's asset for reinsurance recoverable since none of the receivables are deemed to be uncollectible. Insurance premiums and product charges have been reduced by $5.9 million, $6.0 million and $5.7 million and insurance benefits have been reduced by $2.2 million, $6.6 million and $5.1 million during 1998, 1997 and 1996, respectively, as a result of cession agreements.

Prior to 1998, the amount of reinsurance assumed was not significant. In December 1998, the Company assumed a block of ordinary annuity policies with reserves totaling $22.0 million. In addition, beginning in 1998, the Company began assuming variable annuity business from an equity investee through a modified coinsurance arrangement. Product charges from this business were not significant during 1998.

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

                                                                               YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                   1998               1997               1996
                                                               --------------     --------------     --------------
                                                                             (DOLLARS IN THOUSANDS)
Unpaid claims liability, net of related reinsurance, at
   beginning of year.......................................    $       21,199     $       14,801     $       14,964
Add:
   Provision for claims occurring in the current year......             5,520              8,289              5,334
   Increase (decrease) in estimated expense for claims
      occurring in the prior years.........................              (519)             3,038               (485)
                                                               --------------     --------------     --------------
Incurred claim expense during the current year.............             5,001             11,327              4,849
Deduct expense payments for claims occurring during:
   Current year............................................             2,200              2,010              1,996
   Prior years.............................................             3,294              2,919              3,016
                                                               --------------     --------------     --------------
                                                                        5,494              4,929              5,012
                                                               --------------     --------------     --------------
Unpaid claims liability, net of related reinsurance, at end
   of year.................................................            20,706             21,199             14,801
Active life reserve........................................            17,632             16,924             16,419
                                                               --------------     --------------     --------------
Net accident and health reserves...........................            38,338             38,123             31,220
Reinsurance ceded..........................................               612              2,940              2,498
                                                               --------------     --------------     --------------
Gross accident and health reserves.........................    $       38,950     $       41,063     $       33,718
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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Income tax expenses (credits) are included in the consolidated financial statements as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                     1998               1997               1996
                                                                --------------     --------------     --------------
                                                                              (DOLLARS IN THOUSANDS)
Taxes provided in consolidated statements of income on:
    Income from continuing operations before minority
       interest in earnings of subsidiaries and equity income:
       Current..............................................    $       23,432     $       46,996     $       35,656
       Deferred.............................................             2,972             (8,629)             3,004
                                                                --------------     --------------     --------------
                                                                        26,404             38,367             38,660
    Equity income:
       Current..............................................               575              1,048              1,746
       Deferred.............................................                79                 78                597
                                                                --------------     --------------     --------------
                                                                           654              1,126              2,343
Taxes provided in consolidated statements of changes in
    stockholders' equity:
    Change in net unrealized investment gains/losses -
       deferred.............................................             1,570             10,734             (5,470)
    Adjustment resulting from capital transaction of equity
       investee - deferred..................................               (33)                --              2,617
    Adjustment resulting from the issuance of shares under
       stock option plan - current..........................            (1,286)              (335)                --
                                                                --------------     --------------     --------------
                                                                           251             10,399             (2,853)
                                                                --------------     --------------     --------------
                                                                $       27,309     $       49,892     $       38,150
                                                                ==============     ==============     ==============

The effective tax rate on income from continuing operations before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                     1998               1997               1996
                                                                --------------     --------------     --------------
                                                                              (DOLLARS IN THOUSANDS)
Income from continuing operations before income taxes,
    minority interest in earnings of subsidiaries and equity
    income..................................................    $       83,006     $      114,587     $      118,900
                                                                ==============     ==============     ==============

Income tax at federal statutory rate (35%)..................    $       29,052     $       40,105     $       41,615
Tax effect (decrease) of:
    Dividends on company-obligated mandatorily redeemable
      preferred stock of subsidiary trust...................            (1,698)              (990)                 -
    Tax-exempt interest income..............................              (280)              (336)              (397)
    Tax-exempt dividend income..............................              (229)            (1,186)            (1,253)
    State income taxes......................................              (207)               240                231
    Other items.............................................              (234)               534             (1,536)
                                                                --------------     --------------     --------------
Income tax expense..........................................    $       26,404     $       38,367     $       38,660
                                                                ==============     ==============     ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The tax effect of temporary differences giving rise to the Company's deferred income tax assets and liabilities at December 31, 1998 and 1997, is as follows:

                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                     1998            1997
                                                                                -------------   -------------
                                                                                    (DOLLARS IN THOUSANDS)
Deferred income tax liabilities:
    Fixed maturity and equity securities..................................      $      34,214   $      35,654
    Deferred policy acquisition costs.....................................             57,114          51,955
    Value of insurance in force acquired..................................              5,087           5,613
    Other.................................................................             16,747          17,631
                                                                                -------------   -------------
                                                                                      113,162         110,853

Deferred income tax assets:
    Future policy benefits................................................            (44,684)        (44,071)
    Accrued dividends.....................................................             (4,045)         (3,533)
    Accrued pension costs.................................................            (10,729)        (11,485)
    Other.................................................................             (7,207)         (8,172)
                                                                                -------------   -------------
                                                                                      (66,665)        (67,261)
                                                                                -------------   -------------
Deferred income tax liability.............................................      $      46,497   $      43,592
                                                                                =============   =============

Prior to 1984, a portion of current income of the Company's life insurance subsidiaries was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in this account at December 31, 1998 was $11.1 million and $0.7 million for Farm Bureau Life and Western Life, respectively. Should the policyholders' surplus account of Farm Bureau Life and Western Life exceed the limitation prescribed by federal income tax law, or should distributions be made by Farm Bureau Life and Western Life to the parent company in excess of $479.1 million and $158.3 million, respectively, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account.

7.        CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $54.0 million from the FHLB as of December 31, 1998. As of December 31, 1998 and 1997, the Company had no outstanding debt under this credit arrangement.

During 1998, the Company entered into a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $8.6 million at December 31, 1998, are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (7.75% at December 31, 1998). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

Also during 1998, the Company entered into a $25.0 million short-term line of credit. The line of credit expires on June 30, 1999 and requires the Company to maintain minimum tangible net worth and risk-based capital ratios. The agreement also limits the Company's ability to incur additional indebtedness. As of December 31, 1998, the Company had no outstanding debt under this credit arrangement.

The Company's short-term debt consists of a lease-backed note payable with an outstanding balance of $24.5 million at December 31, 1998 and 1997. Interest on the note is charged at a variable rate equal to LIBOR plus 0.31% (5.37% at December 31, 1998) with a maximum rate of 14.0% per annum. The note is due August 1999, and is secured by rentals to be received under certain operating leases with members of the consolidated group and other affiliates.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.        RETIREMENT AND COMPENSATION PLANS

The Company participates with several affiliates in various defined benefit plans covering substantially all employees. The benefits of these plans are based primarily on years of service and employees' compensation. The Company and affiliates have adopted a policy of allocating the net periodic pension cost of the plans between themselves generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $5.7 million, $6.9 million and $8.6 million for 1998, 1997 and 1996, respectively.

The Company participates with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. Beginning in 1998, the Company contributes FBL Financial Group, Inc. stock in amounts equal to 50 percent of employee contributions up to four percent of the annual salary contributed by the employees. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each employer. Related expense totaled $0.3 million for 1998.

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

In addition to benefits offered under the aforementioned benefit plans, the Company and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service with the Company. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement pension expense aggregated $0.1 million, $0.3 million and $0.1 million for 1998, 1997 and 1996, respectively.

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

Information relating to stock options during 1998, 1997 and 1996 is as follows:

                                                                                  WEIGHTED-AVERAGE
                                                                   NUMBER OF       EXERCISE PRICE        TOTAL
                                                                    SHARES            PER SHARE      EXERCISE PRICE
                                                                --------------    ----------------   ---------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
 Shares granted during 1996 and under option at
    December 31, 1996.......................................         1,642,464     $         8.83     $       14,511
    Granted.................................................           137,684              13.04              1,795
    Exercised...............................................           136,578               8.79              1,201
    Forfeited...............................................            39,898               8.80                351
                                                                --------------                        --------------
Shares under option at December 31, 1997....................         1,603,672               9.20     $       14,754
    Granted.................................................           105,143              19.56              2,057
    Exercised...............................................           276,807               8.84              2,446
    Forfeited...............................................             4,156              16.12                 67
                                                                --------------                        --------------
Shares under option at December 31, 1998....................         1,427,852              10.01     $       14,298
                                                                ==============                        ==============

Exercisable options:
    December 31, 1997.......................................           514,330     $         8.99     $        4,626
    December 31, 1998.......................................           610,258               9.87              6,022

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Information regarding stock options outstanding at December 31, 1998 is as follows:

                                                                                          CURRENTLY EXERCISABLE
                                                                                      ------------------------------
                                                        WEIGHTED-
                                                        AVERAGE          WEIGHTED-                      WEIGHTED-
                                                        REMAINING        AVERAGE                         AVERAGE
                                         NUMBER        CONTRACTUAL    EXERCISE PRICE                  EXERCISE PRICE
                                      OUTSTANDING    LIFE (IN YEARS)    PER SHARE         NUMBER        PER SHARE
                                     -------------   --------------   --------------  -------------   --------------
Range of exercise prices:
   At $8.75.....................        1,149,922        7.49         $     8.75           517,448     $     8.75
   $8.76 - $14.00...............          155,881        8.01              12.06            52,706          12.00
   $14.01 - $19.25..............           86,630        8.99              18.07            11,588          18.39
   $19.26 - $23.25..............           35,419        9.16              22.36            28,516          22.75
                                     -------------                                     ------------
   $8.75 - $23.25...............        1,427,852        7.68              10.01           610,258           9.87
                                     =============                                     ============

At December 31, 1998 and 1997, shares of Class A common stock available for grant as additional awards under the Plan totaled 1,658,763 and 1,759,750, respectively.

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

Pro forma information regarding net income and earnings per common share is required by Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                    1998               1997               1996
                                                               ----------------   ----------------  -----------------
Risk-free interest rate.......................................       5.40 %             6.34 %              6.50 %
Dividend yield................................................       1.40 %             1.60 %              1.60 %
Volatility factor of the expected market price................       0.12               0.12                0.12
Weighted-average expected life................................     4.9 years          5.1 years          5.1 years

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per common share were as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    1998               1997               1996
                                                               ---------------    ---------------   ----------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income - as reported......................................  $       53,940     $       75,827     $       82,884
Net income - pro forma........................................          53,273             75,240             82,488
Earnings per common share - as reported.......................            1.60               2.03               1.87
Earnings per common share - pro forma.........................            1.58               2.01               1.86
Earnings per common share - assuming dilution, as reported....            1.56               1.99               1.86
Earnings per common share - assuming dilution, pro forma......            1.55               1.98               1.85
Weighted-average fair value of options granted during the year            3.27               2.29               1.77

The pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

10.       STOCKHOLDERS' EQUITY OF SUBSIDIARIES

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

Western Life is authorized to issue up to 100,000 shares of redeemable preferred stock in series at $200.00 per share. There were 22,517 preferred shares outstanding at December 31, 1998 and 1997, all of which are currently redeemable at the option of Western Life. Dividends accrue at fixed or variable rates depending on the series and can range from 7.5% to 15.0%. Under certain circumstances and with respect to certain matters, the holders of redeemable preferred stock are entitled to vote separately as a class. The redeemable preferred stock and related dividends are reported as minority interest in subsidiaries in the consolidated financial statements.

STATUTORY LIMITATIONS ON SUBSIDIARY DIVIDENDS

The ability of Farm Bureau Life and Western Life to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1999, Farm Bureau Life and Western Life could pay dividends to the parent company of approximately $41.0 million and $14.6 million, respectively, without prior approval of insurance regulatory authorities.

STATUTORY ACCOUNTING POLICIES

The financial statements of the Company's insurance subsidiaries included herein differ from related statutory-basis financial statements principally as follows:
(a) the bond portfolio is segregated into held-for-investment (carried at amortized cost) and available-for-sale (carried at fair value) classifications rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (d) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (e) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) declines in the estimated realizable value of investments are charged to the statements of income when such declines are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (h) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized in accordance with Statement No. 87, "Employers' Accounting for Pensions" rather than in accordance

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


with rules and regulations permitted by the Employee Retirement Income Security Act of 1974; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary; and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income of the life insurance subsidiaries, as determined in accordance with statutory accounting practices, was $52.5 million, $85.3 million and $83.0 million for 1998, 1997 and 1996, respectively. Statutory net gain from operations for the life insurance subsidiaries, which excludes realized gains and losses, totaled $56.0 million, $46.9 and $43.3 million for 1998, 1997 and 1996, respectively. Statutory capital and surplus, after appropriate elimination of intercompany accounts, totaled $376.9 million at December 31, 1998 and $360.8 million at December 31, 1997.

11.      MANAGEMENT AND OTHER AGREEMENTS

The Company shares certain office facilities and services with the Iowa Farm Bureau Federation and its affiliated companies. These expenses are allocated by the Company on the basis of cost and time studies that are updated annually and consist primarily of salaries and related expenses, travel, and other operating costs.

The Company has management agreements with Farm Bureau Mutual and other affiliates under which the Company provides general business, administrative and management services. Fee income for these services totaled $0.5 million, $0.2 million and $0.2 million during 1998, 1997 and 1996, respectively. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the Iowa Farm Bureau Federation, provides certain management services to the Company under a separate arrangement. During 1998, 1997 and 1996, the Company incurred related expenses totaling $0.7 million, $0.8 million and $2.6 million, respectively.

The Company has marketing agreements with the property-casualty companies operating within its marketing territory, including Farm Bureau Mutual and other affiliates. Under the marketing agreements, the property-casualty companies are responsible for development and management of the Company's agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. During 1998, 1997 and 1996, the Company paid $4.5 million, $3.9 million and $3.6 million, respectively, to the property-casualty companies under these arrangements.

The Company is licensed by the Iowa Farm Bureau Federation to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, royalties of $0.7 million, $0.5 million and $0.4 million were paid to the Iowa Farm Bureau Federation for 1998, 1997 and 1996, respectively. The Company has similar arrangements with Farm Bureau organizations in other states in its market territory. Total royalties paid to Farm Bureau organizations other than the Iowa Farm Bureau Federation for 1998, 1997 and 1996 were $1.0 million, $1.1 million and $0.8 million, respectively.

Beginning in 1998, the Company has administrative services agreements with an equity investee under which the Company provides underwriting, claims processing, accounting, compliance and other administrative services relating to certain variable insurance products underwritten by the affiliate. Fee income from performing these services totaled $0.2 million during 1998.

12.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 1998, management is not aware of any claims for which a material loss is reasonably possible.

The Company leases its home office properties under a 15-year operating lease. Future remaining minimum lease payments under this lease as of December 31, 1998 are as follows: 1999 - $1.7 million; 2000 - $2.1 million; 2001 - $2.1 million; 2002 - $2.1 million; 2003 - $2.3 million and thereafter, through 2013 - $23.6 million. Rent expense for the lease during 1998 totaled $1.3 million, net of $1.0 million in amortization of the deferred gain on the exchange of home office properties for common stock (see Note 2).

In connection with an investment in a limited real estate partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At December

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


31, 1998, the Company recorded a $0.3 million reserve for expected future cash flow deficiencies. No reserves were recorded at December 31, 1997. At December 31, 1998, the limited partnership had a $5.3 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual Insurance Company.

13.      EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                            YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                    1998              1997              1996
                                                               --------------    --------------    --------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income from continuing operations ......................   $       52,675    $       75,128    $       84,049
    Income (loss) from discontinued operations .............            1,265               699            (1,165)
                                                               --------------    --------------    --------------
    Net income .............................................           53,940            75,827            82,884
    Dividends on Series A and B preferred stock ............             (150)           (2,171)           (2,250)
                                                               --------------    --------------    --------------
       Numerator for earnings per common share-income
           available to common stockholders ................   $       53,790    $       73,656    $       80,634
                                                               ==============    ==============    ==============

Denominator:
    Denominator for earnings per common share -
       weighted-average shares .............................       33,568,852        36,332,858        43,144,258
    Effect of dilutive securities - employee stock options .          831,661           638,378           126,134
                                                               --------------    --------------    --------------
       Denominator for diluted earnings per common share -
           adjusted weighted-average shares ................       34,400,513        36,971,236        43,270,392
                                                               ==============    ==============    ==============

Earnings per common share:
    Income from continuing operations ......................   $         1.56    $         2.01    $         1.90
    Income (loss) from discontinued operations .............             0.04              0.02             (0.03)
                                                               --------------    --------------    --------------
    Earnings per common share ..............................   $         1.60    $         2.03    $         1.87
                                                               ==============    ==============    ==============

Earnings per common share - assuming dilution:
    Income from continuing operations ......................   $         1.52    $         1.97    $         1.89
    Income (loss) from discontinued operations .............             0.04              0.02             (0.03)
                                                               --------------    --------------    --------------
    Earnings per common share - assuming dilution ..........   $         1.56    $         1.99    $         1.86
                                                               ==============    ==============    ==============

14.      DISCONTINUED OPERATIONS

On March 31, 1998, the Company sold its wholly-owned subsidiary, Utah Insurance, to Farm Bureau Mutual. The Company recorded a gain on the sale of $1.0 million, consisting of $0.2 million on the transaction date and $0.8 million accrued in connection with an earn-out provision included in the underlying sales agreement. The gain is net of an income tax benefit of $0.5 million resulting from the reversal of cumulative temporary differences between the book and income tax bases of Utah Insurance's assets and liabilities.

The Company may earn additional consideration during each of the four years in the period ended December 31, 2002 in accordance with the earn-out provision. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. The Company has not accrued any contingent consideration for the four year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of December 31, 1998. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Income (loss) from discontinued operations was comprised of the following:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                    1998               1997               1996
                                                               --------------     --------------     --------------
                                                                             (DOLLARS IN THOUSANDS)
Revenues...................................................    $       12,902     $       53,199     $       35,698
Benefits and expenses......................................            12,579             52,522             37,745
                                                               --------------     --------------     --------------
   Pre-tax income (loss)...................................               323                677             (2,047)
Income tax expense (credit)................................                36                (22)              (882)
                                                               --------------     --------------     --------------
   Income (loss)...........................................    $          287     $          699     $       (1,165)
                                                               ===============    ===============    ==============

15.      SEGMENT INFORMATION

In general, the Company is organized by the types of products and services it offers for sale. The Company's principal and only reportable operating segment is its life insurance segment. The life insurance segment includes activities related to the sale of life insurance, annuities and accident and health insurance products. Operations have been aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. The Company also has several other operating segments that do not meet the quantitative threshold for separate segment reporting and, therefore, are aggregated herein. A summary of these segments, along with the related source of revenues, is as follows:

   SEGMENT                         SOURCE OF REVENUES
   Investment advisory...........  Fee income from the management of investments
   Marketing and distribution....  Commissions and distribution fee income from the sale of mutual funds and insurance
                                       products not issued by the Company
   Leasing.......................  Income from operating leases
   Corporate.....................  Fees from management and administrative services

As noted above, the Company also had a property-casualty insurance segment prior to March 31, 1998. Revenues from this segment were derived from the sale of property and casualty insurance policies. See Note 14, "Discontinued Operations", for additional information regarding this segment.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Financial information concerning the Company's operating segments for 1998, 1997 and 1996 is as follows:

                                             LIFE
                                          INSURANCE       ALL OTHER          SUBTOTAL       ELIMINATIONS      CONSOLIDATED
                                        ------------     ------------      ------------     ------------      ------------
                                                                      (DOLLARS IN THOUSANDS)
Revenues from external customers:
 1998 .............................     $    371,230           36,939      $    408,169     $    (18,548)     $    389,621
 1997 .............................          406,712           32,903           439,615          (18,264)          421,351
 1996 .............................          401,978           25,628           427,606          (14,233)          413,373
Intersegment revenues:
 1998 .............................              934           17,614            18,548          (18,548)               --
 1997 .............................            1,162           17,102            18,264          (18,264)               --
 1996 .............................            1,900           12,333            14,233          (14,233)               --
Net investment income:
 1998 .............................          228,494              216           228,710             (643)          228,067
 1997 .............................          220,328              326           220,654             (288)          220,366
 1996 .............................          208,250              364           208,614             (349)          208,265
Depreciation and amortization:
 1998 .............................            1,111            9,518            10,629               --            10,629
 1997 .............................            8,714            8,562            17,276               --            17,276
 1996 .............................            7,801            7,634            15,435               --            15,435
Income tax expense (benefit):
 1998 .............................           27,196             (792)           26,404               --            26,404
 1997 .............................           38,007              360            38,367               --            38,367
 1996 .............................           37,801              859            38,660               --            38,660
Income (loss) from continuing
 operations:
 1998 .............................           53,661             (986)           52,675               --            52,675
 1997 .............................           74,907              221            75,128               --            75,128
 1996 .............................           83,028            1,021            84,049               --            84,049
Assets:
 December 31, 1998 ................        3,602,015          175,996         3,778,011         (127,051)        3,650,960
 December 31, 1997 ................        3,466,489          154,308         3,620,797         (125,943)        3,494,854

The Company's investment in equity method investees and the related equity income are attributable to the life insurance segment. The exchange of the Company's home office properties for Class A common stock described in Note 2 is attributable to the life insurance segment.

Transactions between segments are recorded at negotiated rates generally intended to be at levels commensurate with charges that would be assessed to unaffiliated parties. Interest expense and expenditures for long-lived assets were not significant during 1998, 1997 and 1996.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly results of operations are as follows:

                                                                        1998
                                             -----------------------------------------------------------
QUARTER ENDED                                  MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                             ------------   ------------    ------------    ------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges .............   $     35,496   $     39,548    $     35,119    $     35,467
Net investment income ....................         56,070         58,603          56,587          56,807
Realized gains (losses) on investments ...          1,312         (4,169)            475          (2,496)
Total revenues ...........................         98,162         99,006          97,239          95,214
Income from continuing operations ........         13,076         12,870          14,198          12,531
Discontinued operations ..................            466             --              --             799
Net income ...............................         13,542         12,870          14,198          13,330
Net income applicable to common stock ....         13,505         12,832          14,160          13,293
Earnings per common share:
   Income from continuing operations .....   $       0.36   $       0.39    $       0.43    $       0.38
   Income from discontinued operations ...           0.02             --              --            0.03
                                             ------------   ------------    ------------    ------------
   Earnings per common share .............   $       0.38   $       0.39    $       0.43    $       0.41
                                             ============   ============    ============    ============
 Earnings per common share - assuming
   dilution:
   Income from continuing operations .....   $       0.35   $       0.38    $       0.42    $       0.37
   Income from discontinued operations ...           0.02             --              --            0.03
                                             ------------   ------------    ------------    ------------
   Earnings per common share - assuming
     dilution ............................   $       0.37   $       0.38    $       0.42    $       0.40
                                             ============   ============    ============    ============

                                                                        1997
                                             -----------------------------------------------------------
QUARTER ENDED                                  MARCH 31       JUNE 30       SEPTEMBER 30     DECEMBER 31
                                             ------------   ------------    ------------    ------------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Premiums and product charges .............   $     33,844   $     38,763    $     34,406    $     33,494
Net investment income ....................         53,882         55,063          55,232          56,189
Realized gains on investments ............         21,836          2,089          10,533           6,495
Total revenues ...........................        113,843        100,679         104,911         101,918
Income from continuing operations ........         26,529         12,863          20,285          15,451
Discontinued operations ..................             24            (25)           (161)            861
Net income ...............................         26,553         12,838          20,124          16,312
Net income applicable to common stock ....         25,303         11,992          20,087          16,274
Earnings per common share:
   Income from continuing operations .....   $       0.67   $       0.33    $       0.56    $       0.43
   Income from discontinued operations ...             --             --              --            0.02
                                             ------------   ------------    ------------    ------------
   Earnings per common share .............   $       0.67   $       0.33    $       0.56    $       0.45
                                             ============   ============    ============    ============
 Earnings per common share - assuming
   dilution:
   Income from continuing operations .....   $       0.66   $       0.33    $       0.55    $       0.42
   Income from discontinued operations ...             --             --              --            0.02
                                             ------------   ------------    ------------    ------------
   Earnings per common share - assuming
     dilution ............................   $       0.66   $       0.33    $       0.55    $       0.44
                                             ============   ============    ============    ============

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None


                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. See index to Financial Statements on page 29 for a list of financial statements included in this Report.

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

       3. Exhibits.

           3.4  Restated Bylaws of the Registrant
          21    Subsidiaries of FBL Financial Group, Inc.
          23    Consent of Independent Auditors
          27    Financial Data Schedule

(b)    Reports on Form 8-K.

       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March, 1999.

                                          FBL Financial Group, Inc.

                                          By: /s/ EDWARD M. WIEDERSTEIN
                                             --------------------------
                                          Edward M. Wiederstein
                                          CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

           Signature                                  Title                               Date
------------------------------  ------------------------------------------------  ------------------
/s/ THOMAS R. GIBSON            Chief Executive Officer and Director (Principal      March 16, 1999
--------------------            Executive Officer)
Thomas R. Gibson

/s/ JAMES W. NOYCE              Chief Financial Officer (Principal Financial and     March 16, 1999
------------------              Accounting Officer)
James W. Noyce

/s/ EDWARD M. WIEDERSTEIN       Chairman of the Board and Director                   March 16, 1999
-------------------------
Edward M. Wiederstein

/s/ ROGER BILL MITCHELL         First Vice Chair and Director                        March 16, 1999
-----------------------
Roger Bill Mitchell

/s/ KAREN J. HENRY              Second Vice Chair and Director                       March 16, 1999
------------------
Karen J. Henry

/s/ KENNETH R. ASHBY            Director                                             March 16, 1999
--------------------
Kenneth R. Ashby

/s/ JERRY L. CHICOINE           Director                                             March 16, 1999
---------------------
Jerry L. Chicoine

/s/ AL CHRISTOPHERSON           Director                                             March 16, 1999
---------------------
Al Christopherson

/s/ JOHN W. CREER               Director                                             March 16, 1999
-----------------
John W. Creer

/s/ KENNY J. EVANS              Director                                             March 16, 1999
------------------
Kenny J. Evans

/s/ JACK M. GIVENS              Director                                             March 16, 1999
------------------
Jack M. Givens

/s/ GARY L. HALL                Director                                             March 16, 1999
----------------
Gary L .Hall

           Signature                                  Title                               Date
------------------------------  ------------------------------------------------  ------------------

/s/ JAMES K. HARMON             Director                                             March 16, 1999
-------------------
James K. Harmon

/s/ RICHARD G. KJERSTAD         Director                                             March 16, 1999
-----------------------
Richard G. Kjerstad

/s/ DAVID L. MCCLURE            Director                                             March 16, 1999
--------------------
David L. McClure

/s/ BRYCE P. NEIDIG             Director                                             March 16, 1999
-------------------
Bryce P. Neidig

/s/ HOWARD D. POULSON           Director                                             March 16, 1999
---------------------
Howard D. Poulson

/s/ FRANK S. PRIESTLEY          Director                                             March 16, 1999
----------------------
Frank S. Priestley

/s/ JOHN J. VAN SWEDEN          Director                                             March 16, 1999
----------------------
John J. Van Sweden

/s/ JOHN E. WALKER              Director                                             March 16, 1999
------------------
John E. Walker

/s/ RICHARD D. HARRIS           Senior Vice President, Secretary, Treasurer and      March 16, 1999
---------------------           Director
Richard D. Harris

/s/ STEPHEN M. MORAIN           Senior Vice President, General Counsel and           March 16, 1999
---------------------           Director
Stephen M. Morain

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES




The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 15, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                          /s/ Ernst & Young LLP



Des Moines, Iowa
February 15, 1999

                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                            FBL FINANCIAL GROUP, INC.

                                DECEMBER 31, 1998

                   COLUMN A                             COLUMN B               COLUMN C               COLUMN D
------------------------------------------------  ---------------------  ---------------------  ---------------------
                                                                                                  AMOUNT AT WHICH
                                                                                                   SHOWN IN THE
              TYPE OF INVESTMENT                         COST (1)               VALUE              BALANCE SHEET
------------------------------------------------  ---------------------  ---------------------  ---------------------
                                                                        (DOLLARS IN THOUSANDS)
Fixed maturity securities, held for investment:
 Bonds:
   Corporate securities.........................   $       5,008         $        5,542          $       5,008
   Mortgage-backed securities...................         487,280                511,187                487,280
                                                  ---------------------  ---------------------  ---------------------
      Total ....................................         492,288         $      516,729                492,288
                                                                         =====================

Fixed maturity securities, available for sale:
 Bonds:
   United States Government and agencies........          81,674                 87,045                 87,045
   State, municipal and other governments.......          61,194                 63,609                 63,609
   Public utilities.............................         137,640                146,730                146,730
   Corporate securities.........................         942,929                991,320                991,320
   Mortgage and asset-backed securities.........         592,115                615,512                615,512
   Convertible bonds............................          16,760                 16,113                 16,113
 Redeemable preferred stock.....................          30,549                 29,715                 29,715
                                                  ---------------------  ---------------------  ---------------------
      Total.....................................       1,862,861         $    1,950,044              1,950,044
                                                                         =====================


Equity securities, available-for-sale:
 Common stocks:
   Public utilities.............................           2,950                  3,009                  3,009
   Banks, trusts, and insurance companies.......           8,972                  9,036                  9,036
   Industrial, miscellaneous, and all other.....          19,467                 15,558                 15,558
 Nonredeemable preferred stocks.................           8,200                  7,684                  7,684
                                                  ---------------------  ---------------------  ---------------------
      Total.....................................          39,589         $       35,287                 35,287
                                                                         =====================

Mortgage loans on real estate...................         300,243                                       299,372   (2)
Investment real estate:
   Acquired for debt............................             867                                           867
   Investment...................................          39,812                                        39,812
Policy loans....................................         123,328                                       123,328
Other long-term investments.....................          14,197                                        10,210   (3)
Short-term investments..........................          80,228                                        80,228
                                                  ---------------------                         ---------------------
                                                   $   2,953,413                                 $   3,031,436
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

(3) Amount not equal to cost (Column B) because other long-term investments include securities held by broker-dealer and investment company subsidiaries which carry securities at market value. Also, an allowance for possible losses is deducted from cost to determine reported amount.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                             ----------------------------
                                                                                 1998            1997
                                                                             ------------    ------------
ASSETS
Cash and cash equivalents ...............................................    $      1,743    $        409
Amounts receivable from affiliates ......................................           2,067           2,843
Amounts receivable from subsidiaries (eliminated in consolidation) ......           3,521           3,463
Current income taxes recoverable ........................................           2,197           1,356
Deferred income taxes ...................................................           1,668              --
Other assets ............................................................           3,121           2,644
Investments in subsidiaries (eliminated in consolidation) ...............         675,161         675,747
Investment in subsidiary - discontinued operations
    (eliminated in consolidation) .......................................              --          27,711
                                                                             ------------    ------------
       Total assets .....................................................    $    689,478    $    714,173
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accrued expenses and other liabilities ..............................    $      1,649    $      1,783
    Amounts payable to affiliates .......................................             437             202
    Amounts payable to subsidiaries (eliminated in consolidation) .......           3,804           6,844
    Deferred income taxes ...............................................              --              29
    Long-term debt (eliminated in consolidation) ........................         100,000         100,000
                                                                             ------------    ------------
       Total liabilities ................................................         105,890         108,858
Stockholders' equity:
    Preferred stock .....................................................           3,000           3,000
    Class A common stock ................................................          42,034          42,907
    Class B common stock ................................................           7,558           7,567
    Accumulated other comprehensive income ..............................          50,050          48,559
    Retained earnings ...................................................         480,946         503,282
                                                                             ------------    ------------
       Total stockholders' equity .......................................         583,588         605,315
                                                                             ------------    ------------
             Total liabilities and stockholders' equity .................    $    689,478    $    714,173
                                                                             ============    ============

            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                      1998              1997             1996
                                                                   ------------     ------------     ------------
Revenues:
    Net investment income .....................................    $        242     $         22     $         16
    Dividends from subsidiaries (eliminated in consolidation)            59,244           37,038           20,096
    Management fee income from affiliates .....................             538              247              182
    Management fee income from subsidiaries (eliminated in
       consolidation) .........................................             392              290              284
                                                                   ------------     ------------     ------------
       Total revenues .........................................          60,416           37,597           20,578
Expenses:
    Interest expense (eliminated in consolidation) ............           5,000            2,917               --
    General and administrative expenses .......................           1,083              562              278
                                                                   ------------     ------------     ------------
       Total expenses .........................................           6,083            3,479              278
                                                                   ------------     ------------     ------------
                                                                         54,333           34,118           20,300
Income taxes (credits) ........................................          (1,795)            (975)              61
                                                                   ------------     ------------     ------------
Income before equity in undistributed income (dividends in
    excess of equity income) of subsidiaries and discontinued
    operations ................................................          56,128           35,093           20,239
Equity in undistributed income (dividends in excess of equity
    income) of subsidiaries (eliminated in consolidation) .....          (3,453)          40,035           63,810
                                                                   ------------     ------------     ------------
Income from continuing operations .............................          52,675           75,128           84,049
Discontinued operations:
    Equity income from property-casualty subsidiary, net of
       related income taxes ...................................             287              699           (1,165)
    Gain on disposal of property-casualty subsidiary, net of
       related income taxes ...................................             978               --               --
                                                                   ------------     ------------     ------------
Net income ....................................................          53,940           75,827           82,884
Dividends on Series A and B preferred stock ...................            (150)          (2,171)          (2,250)
                                                                   ------------     ------------     ------------
Net income applicable to common stock .........................    $     53,790     $     73,656     $     80,634
                                                                   ============     ============     ============

            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      1998             1997             1996
                                                                  ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........    $     (4,526)    $     (4,048)    $      1,104

INVESTING ACTIVITIES
    Investments in subsidiaries (eliminated in consolidation)               --               --           (1,500)
    Investments in subsidiary - discontinued operations
       (eliminated in consolidation) .........................              --               --          (16,000)
    Net proceeds from sale of subsidiary - discontinued
       operations ............................................          25,000               --               --
    Dividends and return of capital from subsidiaries
       (eliminated in consolidation) .........................          13,594           37,038           20,000
                                                                  ------------     ------------     ------------
Net cash provided by (used in) investing activities ..........          38,594           37,038            2,500

FINANCING ACTIVITIES
    Purchase of common stock .................................         (25,008)         (24,834)              --
    Issuance of common stock .................................           2,456            1,201               --
    Dividends paid ...........................................         (10,182)          (9,437)          (3,570)
                                                                  ------------     ------------     ------------
Net cash used in financing activities ........................         (32,734)         (33,070)          (3,570)
                                                                  ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents .............           1,334              (80)              34
Cash and cash equivalents at beginning of year ...............             409              489              455
                                                                  ------------     ------------     ------------
Cash and cash equivalents at end of year .....................    $      1,743     $        409     $        489
                                                                  ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received (paid) during the year for income taxes ........    $      1,853     $       (111)    $         73
Noncash investing and financing activities:
    Dividend from subsidary ..................................          45,650               --               --
    Investment in subsidiaries ...............................              --           (3,000)              --
    Issuance of long-term debt ...............................              --          100,000               --
    Purchase of Series A preferred stock .....................              --         (100,000)              --
    Issuance of Series B preferred stock .....................              --            3,000               --
                                                                  ------------     ------------     ------------
                                                                        45,650               --               --

            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


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

2. CASH DIVIDENDS FROM SUBSIDIARY

During the 1998, 1997 and 1996, the parent company received cash dividends totaling $13.6 million, $37.0 million and $5.0 million, respectively.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            FBL FINANCIAL GROUP, INC.

             COLUMN A                  COLUMN B        COLUMN C        COLUMN D         COLUMN E        COLUMN F
             --------               --------------  --------------  ---------------  --------------  ---------------
                                                     FUTURE POLICY
                                        DEFERRED       BENEFITS,
                                        POLICY          LOSSES,                           OTHER
                                      ACQUISITION     CLAIMS AND       UNEARNED       POLICYHOLDER
                                         COSTS       LOSS EXPENSES      REVENUES          FUNDS      PREMIUM REVENUE
                                     -------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
December 31, 1998:
   Life insurance................... $   203,581     $  2,338,969     $    25,373     $   245,758      $   145,630
                                     ===========     ============     ===========     ===========      ===========

December 31, 1997:
   Life insurance................... $   181,916     $  2,304,004     $    23,530     $   236,479      $   140,507
                                     ===========     ============     ===========     ===========      ===========

December 31, 1996:
   Life insurance................... $   164,277     $  2,215,422     $    22,215     $   226,234      $   136,434
                                     ===========     ============     ===========     ===========      ===========

              COLUMN A                 COLUMN G        COLUMN H        COLUMN I         COLUMN J
              --------              --------------  --------------  ---------------  --------------
                                                      BENEFITS,      AMORTIZATION
                                                        CLAIMS,       OF DEFERRED
                                         NET          LOSSES AND         POLICY           OTHER
                                      INVESTMENT      SETTLEMENT      ACQUISITION       OPERATING
                                        INCOME         EXPENSES          COSTS          EXPENSES
                                    --------------  --------------  ---------------  --------------
                                                        (DOLLARS IN THOUSANDS)
December 31, 1998:
   Life insurance................... $   228,494    $     199,671     $    10,171    $     53,812
   Other, including eliminations....        (427)              --              --              --
                                     -----------    -------------   -------------    ------------
   Total............................ $   228,067    $     199,671     $    10,171    $     53,812
                                     ===========    =============   =============    ============

December 31, 1997:
   Life insurance................... $   220,328    $     206,271     $     8,474    $     53,109
   Other, including eliminations....          38               --              --              --
                                     -----------    -------------   -------------    ------------
   Total............................ $   220,366    $     206,271     $     8,474    $     53,109
                                     ===========    =============   =============    ============

December 31, 1996:
   Life insurance................... $   208,250    $     198,925     $     8,667    $     48,594
   Other, including eliminations....          15               --              --              --
                                     -----------    -------------   -------------    ------------
   Total............................ $   208,265    $     198,925   $       8,667    $     48,594
                                     ===========    =============   =============    ============

                           SCHEDULE IV - REINSURANCE
                            FBL FINANCIAL GROUP, INC.

              COLUMN A                   COLUMN B        COLUMN C         COLUMN D        COLUMN E         COLUMN F
              --------                --------------  --------------   --------------  --------------   --------------
                                                                                                          PERCENT OF
                                                         CEDED TO                                           AMOUNT
                                                           OTHER       ASSUMED FROM                       ASSUMED TO
                                       GROSS AMOUNT      COMPANIES     OTHER COMPANY     NET AMOUNT           NET
                                      --------------  --------------   --------------  --------------   --------------
Year ended December 31, 1998:
    Life insurance in force, at end
      of year......................... $ 19,665,773    $  1,298,695     $         --    $ 18,367,078             --
                                        ===========    ============     ============    ============     ============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges....................... $     53,976    $      1,820     $          1    $    52,157              --
      Traditional life insurance and
        accident and health premiums..       97,591           4,118               --         93,473              --
                                        -----------    ------------     ------------    ------------     ------------
                                       $    151,567    $      5,938     $          1    $   145,630              -- %
                                        ===========    ============     ============    ============     ============

Year ended December 31, 1997:
    Life insurance in force, at end
      of year......................... $ 18,380,799    $  1,248,564     $         --    $ 17,132,235             --
                                        ===========    ============     ============    ============     ============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges....................... $     49,793    $      1,814     $         --    $    47,979              --
      Traditional life insurance and
        accident and health premiums..       96,708           4,180               --         92,528              --
                                        -----------    ------------     ------------    ------------     ------------
                                       $    146,501    $      5,994     $         --    $   140,507              -- %
                                        ===========    ============     ============    ============     ============

Year ended December 31, 1996:
    Life insurance in force, at end
      of year........................  $ 17,195,432    $  1,082,311     $         --    $ 16,113,121             --
                                        ===========    ============     ============    ============     ============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges......................   $    45,549    $      1,895     $         --    $     43,654             --
      Traditional life insurance and
        accident and health premiums.        96,567           3,787               --          92,780             --
                                        -----------    ------------     ------------    ------------     ------------
                                        $   142,116    $      5,682     $         --    $    136,434             -- %
                                        ===========    ============     ============    ============     ============