Form 10-Q
period 1999-03-31
FBL FINANCIAL GROUP INC
filed 1999-05-06
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                         Commission File Number: 1-11917

                            FBL Financial Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Iowa                                                                  42-1411715
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

5400 University Avenue, West Des Moines, Iowa                         50266-5997
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,248,886 shares of Class A common stock and 1,192,990 shares of Class B common stock as of April 30, 1999.

ITEM 1. FINANCIAL STATEMENTS


                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1999             1998
                                                                                     ------------     ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 1999 - $458,994; 1998 -
        $516,729) ..............................................................     $    440,331     $    492,288
     Available for sale, at market (amortized cost: 1999 - $1,946,077; 1998 -
        $1,862,861) ............................................................        1,991,888        1,950,044
   Equity securities, at market (cost: 1999 - $39,680; 1998 - $39,589) .........           35,307           35,287
   Mortgage loans on real estate ...............................................          294,896          299,372
   Investment real estate, less allowances for depreciation of $4,051 in 1999
     and $4,223 in 1998 ........................................................           34,647           40,679
   Policy loans ................................................................          123,003          123,328
   Other long-term investments .................................................           10,022           10,210
   Short-term investments ......................................................           75,809           80,228
                                                                                     ------------     ------------
Total investments ..............................................................        3,005,903        3,031,436

Cash and cash equivalents ......................................................            4,490            4,516
Securities and indebtedness of related parties .................................           62,558           65,291
Accrued investment income ......................................................           34,403           34,318
Accounts and notes receivable ..................................................            1,106              833
Amounts receivable from affiliates .............................................            4,853            4,020
Reinsurance recoverable ........................................................            4,527            4,711
Deferred policy acquisition costs ..............................................          211,828          203,581
Value of insurance in force acquired ...........................................           15,121           14,533
Property and equipment, less allowances for depreciation of $37,988 in 1999
   and $37,100 in 1998 .........................................................           57,556           55,250
Current income taxes recoverable ...............................................            7,346           13,185
Goodwill, less accumulated amortization of $3,658 in 1999 and $3,484 in
   1998 ........................................................................            9,774            9,948
Other assets ...................................................................           16,123           19,227
Assets held in separate accounts ...............................................          203,044          190,111




                                                                                     ------------     ------------
        Total assets ...........................................................     $  3,638,632     $  3,650,960
                                                                                     ============     ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         1999             1998
                                                                                     ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products ............................................     $  1,599,810     $  1,596,471
        Traditional life insurance and accident and health products ............          736,616          731,873
        Unearned revenue reserve ...............................................           25,999           25,373
     Other policy claims and benefits ..........................................           10,579           10,625
                                                                                     ------------     ------------
                                                                                        2,373,004        2,364,342
   Other policyholders' funds:
     Supplementary contracts without life contingencies ........................          154,816          147,755
     Advance premiums and other deposits .......................................           84,159           84,206
     Accrued dividends .........................................................           14,070           13,797
                                                                                     ------------     ------------
                                                                                          253,045          245,758

   Short-term debt .............................................................           24,500           24,500
   Short-term debt payable to affiliate ........................................            9,586            8,626
   Amounts payable to affiliates ...............................................              369              511
   Long-term debt ..............................................................               --               71
   Deferred income taxes .......................................................           33,103           46,497
   Other liabilities ...........................................................           75,919           85,453
   Liabilities related to separate accounts ....................................          203,044          190,111
                                                                                     ------------     ------------
        Total liabilities ......................................................        2,972,570        2,965,869

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock of subsidiary
     trust .....................................................................           97,000           97,000
   Other .......................................................................            4,503            4,503

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .......            3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 31,392,075 shares in 1999 and 31,512,113 shares
     in 1998 ...................................................................           42,306           42,034
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ...................................            7,558            7,558
   Accumulated other comprehensive income ......................................           24,472           50,050
   Retained earnings ...........................................................          487,223          480,946
                                                                                     ------------     ------------
     Total stockholders' equity ................................................          564,559          583,588
                                                                                     ------------     ------------

        Total liabilities and stockholders' equity .............................     $  3,638,632     $  3,650,960
                                                                                     ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       ------------------------------
                                                                                           1999              1998
                                                                                       ------------      ------------
Revenues:
    Interest sensitive product charges ...........................................     $     13,432      $     12,478
    Traditional life insurance and accident and health premiums ..................           23,411            23,018
    Net investment income ........................................................           55,987            56,070
    Realized gains (losses) on investments .......................................           (2,240)            1,312
    Other income .................................................................            4,929             5,284
                                                                                       ------------      ------------
       Total revenues ............................................................           95,519            98,162
Benefits and expenses:
    Interest sensitive product benefits ..........................................           29,317            31,873
    Traditional life insurance and accident and health benefits ..................           15,753            13,148
    Increase in traditional life and accident and health future policy benefits ..            4,197             5,345
    Distributions to participating policyholders .................................            6,439             6,585
    Underwriting, acquisition and insurance expenses .............................           16,609            15,570
    Interest expense .............................................................              547               370
    Other expenses ...............................................................            4,002             3,571
                                                                                       ------------      ------------
       Total benefits and expenses ...............................................           76,864            76,462
                                                                                       ------------      ------------
                                                                                             18,655            21,700
Income taxes .....................................................................           (6,035)           (7,025)
 Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily redeemable preferred stock of
       subsidiary trust ..........................................................           (1,213)           (1,213)
    Other ........................................................................               14               (84)
Equity income (loss), net of related income taxes ................................              204              (302)
                                                                                       ------------      ------------
Income from continuing operations ................................................           11,625            13,076
Discontinued operations:
    Income from property-casualty operations, net of related income taxes ........               --               287
    Gain on disposal of property-casualty operations, net of related income
       taxes .....................................................................               --               179
                                                                                       ------------      ------------
Net income .......................................................................           11,625            13,542
Dividends on Series B preferred stock ............................................              (37)              (37)
                                                                                       ------------      ------------
Net income applicable to common stock ............................................     $     11,588      $     13,505
                                                                                       ============      ============

Earnings per common share:
    Income from continuing operations ............................................     $       0.35      $       0.36
    Income from discontinued operations ..........................................               --              0.02
                                                                                       ------------      ------------
    Earnings per common share ....................................................     $       0.35      $       0.38
                                                                                       ============      ============
Earnings per common share - assuming dilution:
    Income from continuing operations ............................................     $       0.35      $       0.35
    Income from discontinued operations ..........................................               --               .02
                                                                                       ------------      ------------
    Earnings per common share - assuming dilution ................................     $       0.35      $       0.37
                                                                                       ============      ============

 Cash dividends per common share .................................................     $      0.083      $      0.075
                                                                                       ============      ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                          CLASS A         CLASS B         OTHER                            TOTAL
                                         PREFERRED        COMMON          COMMON      COMPREHENSIVE     RETAINED       STOCKHOLDERS'
                                           STOCK           STOCK           STOCK         INCOME         EARNINGS          EQUITY
                                        -----------     -----------     -----------   -------------    -----------     ------------
Balance at January 1, 1998 ..........   $     3,000     $    42,907     $     7,567    $    48,559     $   503,282     $   605,315
  Comprehensive income:
    Net income for three months
      ended March 31, 1998 ..........            --              --              --             --          13,542          13,542
    Change in net unrealized
      investment gains/losses .......            --              --              --          2,255              --           2,255
                                                                                                                       -----------
   Total comprehensive income .......                                                                                       15,797
  Acquisition of 2,536,112 shares of
    common stock in exchange for
    properties ......................            --          (3,340)             --             --         (42,310)        (45,650)
  Issuance of 105,384 shares of
    common stock under stock
    option plan, including related
    income tax benefit ..............            --           1,403              --             --              --           1,403
  Dividends on preferred stock ......            --              --              --             --             (37)            (37)
  Dividends on common stock .........            --              --              --             --          (2,700)         (2,700)
                                        -----------     -----------     -----------    -----------     -----------     -----------
Balance at March 31, 1998 ...........   $     3,000     $    40,970     $     7,567    $    50,814     $   471,777     $   574,128
                                        ===========     ===========     ===========    ===========     ===========     ===========

Balance at January 1, 1999 ..........   $     3,000     $    42,034     $     7,558    $    50,050     $   480,946     $   583,588
  Comprehensive loss:
    Net income for three months
      ended March 31, 1999 ..........            --              --              --             --          11,625          11,625
    Change in net unrealized
      investment gains/losses .......            --              --              --        (25,578)             --         (25,578)
                                                                                                                       -----------
   Total comprehensive loss .........                                                                                      (13,953)
  Purchase of 146,200 shares of
    common stock ....................            --            (196)             --             --          (2,614)         (2,810)
  Issuance of 26,162 shares of
    common stock under employee
    benefit and stock option plans,
    including related income tax
    benefit .........................            --             468              --             --              --             468
  Dividends on preferred stock ......            --              --              --             --             (37)            (37)
  Dividends on common stock .........            --              --              --             --          (2,697)         (2,697)
                                        -----------     -----------     -----------    -----------     -----------     -----------
Balance at March 31, 1999 ...........   $     3,000     $    42,306     $     7,558    $    24,472     $   487,223     $   564,559
                                        ===========     ===========     ===========    ===========     ===========     ===========


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------
                                                                                        1999             1998
                                                                                    ------------     ------------
OPERATING ACTIVITIES
 Continuing operations:
    Net income .................................................................    $     11,625     $     13,076
    Adjustments to reconcile net income to net cash provided by continuing operations:
       Adjustments related to interest sensitive products:
            Interest credited to account balances ..............................          25,903           26,827
            Charges for mortality and administration ...........................         (13,274)         (12,580)
            Deferral of unearned revenues ......................................             630              640
            Amortization of unearned revenue reserve ...........................            (281)            (147)
       Provision for depreciation and amortization .............................           3,493            2,171
       Net gains and losses related to investments held by broker-dealer
           subsidiaries ........................................................              44              (77)
       Realized losses (gains) on investments ..................................           2,240           (1,312)
       Increase in traditional life and accident and health benefit accruals ...           4,760            5,343
       Policy acquisition costs deferred .......................................          (8,216)          (6,860)
       Amortization of deferred policy acquisition costs .......................           2,521            1,695
       Provision for deferred income taxes .....................................             379           (1,039)
       Other ...................................................................          (1,712)           6,201
                                                                                    ------------     ------------
Net cash provided by continuing operations .....................................          28,112           33,938
Discontinued operations:
    Net income .................................................................              --              466
    Adjustments to reconcile net income to net cash provided by discontinued
       operations ..............................................................              --            2,006
                                                                                    ------------     ------------
Net cash provided by discontinued operations ...................................              --            2,472
                                                                                    ------------     ------------
Net cash provided by operating activities ......................................          28,112           36,410

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment .....................................          52,729           20,613
    Fixed maturities - available for sale ......................................          33,891           81,310
    Equity securities ..........................................................           1,714            8,030
    Mortgage loans on real estate ..............................................          18,006           10,626
    Investment real estate .....................................................           5,535               89
    Policy loans ...............................................................           7,200            6,840
    Other long-term investments ................................................             663              253
    Short-term investments - net ...............................................           4,419               --
                                                                                    ------------     ------------
                                                                                         124,157          127,761

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------
                                                                                        1999              1998
                                                                                    ------------     ------------
INVESTING ACTIVITIES (CONTINUED):
Acquisition of investments:
    Fixed maturities - available for sale ......................................    $   (120,072)    $   (151,636)
    Equity securities ..........................................................          (1,734)            (688)
    Mortgage loans on real estate ..............................................         (13,596)          (4,815)
    Investment real estate .....................................................            (146)          (1,390)
    Policy loans ...............................................................          (6,875)          (7,207)
    Other long-term investments ................................................            (519)              --
    Short-term investments - net ...............................................              --           (4,864)
                                                                                    ------------     ------------
                                                                                        (142,942)        (170,600)

Proceeds from disposal, repayments of advances and other distributions from
    equity investees ...........................................................           2,538            1,381
Investments in and advances to equity investees ................................            (460)            (936)
Net proceeds from sale of discontinued operations ..............................           1,229           24,844
Net purchases of property and equipment and other ..............................          (4,825)          (3,556)
Investing activities of discontinued operations ................................              --           (2,474)
                                                                                    ------------     ------------
Net cash used in investing activities ..........................................         (20,303)         (23,580)

FINANCING ACTIVITIES
 Receipts from interest sensitive and variable products credited to policyholder
    account balances ...........................................................          69,026           70,648
Return of policyholder account balances on interest sensitive and variable
    products ...................................................................         (71,255)         (77,220)
Proceeds from short-term debt with affiliate ...................................             960               --
Repayments of long-term debt ...................................................             (71)              (2)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ...........................................................          (1,213)          (1,213)
Other distributions to minority interests ......................................            (168)            (268)
Purchase of common stock .......................................................          (2,810)              --
Issuance of common stock .......................................................             430              928
Dividends paid .................................................................          (2,734)          (2,737)
                                                                                    ------------     ------------
Net cash used in financing activities ..........................................          (7,835)          (9,864)
                                                                                    ------------     ------------
Increase (decrease) in cash and cash equivalents ...............................             (26)           2,966
Cash and cash equivalents at beginning of period ...............................           4,516            2,397
                                                                                    ------------     ------------
Cash and cash equivalents at end of period .....................................    $      4,490     $      5,363
                                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
    Interest ...................................................................    $        503     $        363
    Income taxes ...............................................................            (133)            (210)


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K.

2.       ACCOUNTING CHANGES

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company capitalized external software development costs and charged internal costs, primarily payroll and related items, to expense as they were incurred. Pursuant to the SOP, these internal costs are now capitalized. The effect of adopting the SOP was to increase net income for the quarter ended March 31, 1999 by $0.1 million.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement is effective for the Company in the year 2000, with earlier adoption encouraged. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

3.       INVESTMENT OPERATIONS

Fixed maturity securities, comprised of bonds and redeemable preferred stocks that the Company has the positive intent and ability to hold to maturity, are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income. The unrealized gains and losses included in accumulated other comprehensive income are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income.

Net unrealized investment gains as reported were comprised of the following:

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1999             1998
                                                                                    ------------     ------------
                                                                                        (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available for
    sale .......................................................................    $     41,438     $     82,881
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ..........................................          (2,712)          (5,264)
    Value of insurance in force acquired .......................................            (519)          (1,306)
    Unearned revenue reserve ...................................................             308              585
Provision for deferred income taxes ............................................         (13,480)         (26,914)
                                                                                    ------------     ------------
                                                                                          25,035           49,982
Proportionate share of net unrealized investment gains (losses)
    of equity investees ........................................................            (563)              68
                                                                                    ------------     ------------
Net unrealized investment gains ................................................    $     24,472     $     50,050
                                                                                    ============     ============

4.       CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $55.8 million from the FHLB as of March 31, 1999. The Company had no outstanding debt under this credit arrangement as of March 31, 1999 or December 31, 1998.

The Company has a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $9.6 million at March 31, 1999, are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (7.75% at March 31, 1999). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

The Company also has a $25.0 million short-term line of credit. The line of credit expires on June 30, 1999 and requires the Company to maintain minimum tangible net worth and risk-based capital ratios. The agreement also limits the Company's ability to incur additional indebtedness. As of March 31, 1999, the Company had no outstanding debt under this credit arrangement.

5.       COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31, 1999, management is not aware of any claims for which a material loss is reasonably possible.

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

The Company leases its home office properties under a 15-year operating lease. Future remaining minimum lease payments under this lease as of March 31, 1999 are as follows: 1999 - $1.3 million; 2000 - $2.1 million; 2001 - $2.1 million; 2002 - $2.1 million; 2003 - $2.3 million; 2004 - $2.4 million and thereafter, through 2013 - $21.2 million.

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At March 31, 1999 and December 31, 1998, the Company recorded a $0.3 million reserve for expected future cash flow deficiencies. The limited partnership has a $5.3 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

6.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share assuming dilution:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------
                                                                                 1999                  1998
                                                                              -------------      -------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income from continuing operations ...................................     $      11,625      $      13,076
    Income from discontinued operations .................................                --                466
                                                                              -------------      -------------
    Net income ..........................................................            11,625             13,542
    Dividends on Series B preferred stock ...............................               (37)               (37)
                                                                              -------------      -------------
       Numerator for earnings per common share-income available to
           common stockholders ..........................................     $      11,588      $      13,505
                                                                              =============      =============

Denominator:
    Denominator for earnings per common share - weighted-average
       shares ...........................................................        32,696,694         35,945,204
    Effect of dilutive securities - employee stock options ..............           660,743            796,030
                                                                              -------------      -------------
       Denominator for diluted earnings per common share - adjusted
           weighted-average shares ......................................        33,357,437         36,741,234
                                                                              =============      =============

Earnings per common share:
    Income from continuing operations ...................................     $        0.35      $        0.36
    Income from discontinued operations .................................                --               0.02
                                                                              -------------      -------------
    Earnings per common share ...........................................     $        0.35      $        0.38
                                                                              =============      =============
Earnings per common share - assuming dilution:
    Income from continuing operations ...................................     $        0.35      $        0.35
    Income from discontinued operations .................................                --                .02
                                                                              -------------      -------------
    Earnings per common share - assuming dilution .......................     $        0.35      $        0.37
                                                                              =============      =============

7.       SEGMENT INFORMATION

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

Financial information concerning the Company's operating segments for the three months ended March 31, 1999 and 1998 is as follows:

                                       LIFE
                                     INSURANCE      ALL OTHER      SUBTOTAL    ELIMINATIONS   CONSOLIDATED
                                     ----------    ----------     ----------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
Revenues from external customers:
 1999 ...........................    $   90,912    $    9,182     $  100,094    $   (4,575)    $   95,519
 1998 ...........................        94,287         8,602        102,889        (4,727)        98,162
Intersegment revenues:
 1999 ...........................           220         4,355          4,575        (4,575)            --
 1998 ...........................           423         4,304          4,727        (4,727)            --
Income (loss) from continuing
 operations:
 1999 ...........................        12,073          (448)        11,625            --         11,625
 1998 ...........................        13,469          (393)        13,076            --         13,076

Transactions between segments are recorded at negotiated rates generally intended to be at levels commensurate with charges that would be assessed to unaffiliated parties.

8.       DISCONTINUED OPERATIONS

On March 31, 1998, the Company sold its wholly-owned property-casualty subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. Consideration totaling $26.2 million, including $25.0 million in the first quarter of 1998, has been received as a result of the sale. The Company may earn additional consideration during each of the four years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis. The Company has not accrued any contingent consideration as such amounts, if any, cannot be reasonably estimated as of March 31, 1999. Any receipts as a result of the earn-out provision will be recorded as an adjustment to the gain on the disposal of the discontinued segment.

Revenues from the discontinued property-casualty operations for quarter ended March 31, 1998 totaled $12.9 million.

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

The Company's revenues and income from continuing operations are primarily derived from its life insurance segment. Revenues and expenses of the Company's other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 7 of the Notes to Consolidated Financial Statements (page 11) for additional information regarding segment information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET INCOME APPLICABLE TO COMMON STOCK totaled $11.6 million in the 1999 period and $13.5 million in the 1998 period. The decrease in net income is attributable primarily to the impact of realized gains and losses on investments. Adjusted operating income applicable to common stock, which does not include the impact of realized gains and losses on investments and other items that management believes are not indicative of operating trends, totaled $12.9 million in the 1999 period and $12.5 million in the 1998 period. The following is a reconciliation of net income to adjusted operating income.

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ---------------------------
                                                                              1999            1998
                                                                          -----------     -----------
                                                                            (DOLLARS IN THOUSANDS,
                                                                           EXCEPT PER SHARE AMOUNTS)
Net income applicable to common stock ...............................     $    11,588     $    13,505
Adjustments:
  Net realized losses (gains) on investments ........................           1,303            (814)
  Gain on disposal of property-casualty operations ..................              --            (179)
                                                                          -----------     -----------
Adjusted operating income applicable to common stock ................     $    12,891     $    12,512
                                                                          ===========     ===========
Earnings per common share - assuming dilution .......................     $      0.35     $      0.37
                                                                          ===========     ===========
Adjusted operating earnings per common share - assuming dilution ....     $      0.39     $      0.34
                                                                          ===========     ===========

The adjustment for realized gains and losses on investments noted in the table above is net of adjustments for that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains and losses.

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the fifteen-month period ended March 31, 1999. Weighted average common shares outstanding, assuming dilution, totaled 33.4 million in the 1999 period and 36.7 million in the 1998 period. This decrease is the result of acquisitions of common stock by the Company, primarily through the exchange of home office properties for stock on March 30, 1998.

A summary of the Company's premiums and product charges is as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------
                                                                             1999            1998
                                                                         -----------     -----------
                                                                            (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges .............................     $    13,432     $    12,478
    Traditional life insurance and accident and health premiums ....          23,411          23,018
                                                                         -----------     -----------
       Total .......................................................     $    36,843     $    35,496
                                                                         ===========     ===========

INTEREST SENSITIVE PRODUCT CHARGES increased 7.6% in the 1999 period to $13.4 million. This increase is due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances.

TRADITIONAL LIFE AND ACCIDENT AND HEALTH INSURANCE increased 1.7% in the 1999 period to $23.4 million. Management believes the modest increase in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 16.2% to $9.9 million in the 1999 period.

NET INVESTMENT INCOME decreased 0.1% in the 1999 period to $56.0 million. The annualized yield earned on average invested assets decreased to 7.79% in the 1999 period from 7.99% in the 1998 period due to a general decline in market interest rates during 1998. The impact of the decline in market interest rates was offset by a 2.4% increase in average invested assets to $2,957.6 million in the 1999 period. Fee income from mortgage loan prepayments and bond calls totaled $1.6 million in the 1999 period compared to $1.8 million in the 1998 period. This revenue is not expected to be a consistently recurring source of income for the Company.

REALIZED GAINS (LOSSES) ON INVESTMENTS decreased 270.7% in the 1999 period to ($2.2) million. Realized gains (losses) include writedowns of investments that became other-than-temporarily impaired totaling $2.2 million in the 1999 period and $1.6 million in the 1998 period. These writedowns are the result of sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME decreased 6.7% in the 1999 period to $4.9 million. This decrease is primarily due to a $0.9 million decrease in rental income resulting from the exchange of the home office properties for common stock on March 30, 1998. The decrease was partially offset by an increase in the level of leasing, investment advisory and financial services provided to affiliates and third parties.

A summary of the Company's policy benefits is as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                      1999            1998
                                                                                  -----------     -----------
                                                                                     (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits .....................................     $    29,317     $    31,873
    Traditional life insurance and accident and health benefits .............          15,753          13,148
    Increase in traditional and accident and health future policy benefits ..           4,197           5,345
    Distributions to participating policyholders ............................           6,439           6,585
                                                                                  -----------     -----------
       Total ................................................................     $    55,706     $    56,951
                                                                                  ===========     ===========

INTEREST SENSITIVE PRODUCT BENEFITS decreased 8.0% in the 1999 period to $29.3 million. The components of interest sensitive product benefits, along with selected average interest crediting rates are as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
                                                                    (DOLLARS IN THOUSANDS)
Interest credited to account balances ......................     $     25,903      $     26,826
Death benefits in excess of related account balances .......            3,414             5,047
Average crediting rate for universal life liabilities ......             5.97%             6.08%
Average crediting rate for annuity liabilities .............             5.70%             6.02%

The Company decreased interest crediting rates on many of its products during the fifteen-month period ended March 31, 1999, in response to the general decline in market interest rates during 1998.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, increased 7.9% in the 1999 period to $20.0 million. Death and surrender benefits on traditional products increased $3.4 million, or 33.7%, to $13.6 million in the 1999 period. Traditional life insurance and accident and health benefits can tend to fluctuate from year to year as a result of changes in mortality and morbidity experience.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS decreased 2.2% in the 1999 period to $6.4 million. This decrease is primarily attributable to a decrease in the average interest rate used in the dividend formula for these policies to 5.84% at March 31, 1999 from 5.89% at March 31, 1998. This was partially offset by growth in the amount and age of the participating business in force.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ---------------------------
                                                                                        1999            1998
                                                                                     -----------     -----------
                                                                                        (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals .......................................     $     2,409     $     2,211
    Amortization of deferred policy acquisition costs ..........................           2,521           1,695
    Other underwriting, acquisition and insurance expenses, net of deferrals ...          11,679          11,664
                                                                                     -----------     -----------
       Total ...................................................................     $    16,609     $    15,570
                                                                                     ===========     ===========

COMMISSION EXPENSE increased 9.0% in the 1999 period to $2.4 million. Commission expense increased due to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased 48.7% in the 1999 period to $2.5 million. The increase in amortization is partially attributable to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. In addition, amortization during the 1998 period was decreased by the impact of a change in the interest rate assumption used to calculate deferred acquisition costs.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 0.1% in the 1999 period to $11.7 million. Increases in salaries, benefits and other operating expenses were partially offset by a $0.8 million decrease in home office real estate expenses resulting from the exchange of home office properties for common stock on March 30, 1998. In addition, incremental expenses associated with the Year 2000 project totaled $0.3 million in the 1999 period compared to $0.6 million in the 1998 period.

INTEREST EXPENSE increased 47.8% in the 1999 period to $0.5 million due to an increase in the average debt outstanding.

OTHER EXPENSES increased 12.1% in the 1999 period to $4.0 million due principally to an increase in the level of leasing, investment advisory and financial services provided to affiliates and third parties.

INCOME TAXES decreased 14.1% in the 1999 period to $6.0 million. The effective tax rate for the 1999 and 1998 periods was 32.4%. The effective tax rate was lower than the federal statutory rate of 35% due primarily to (i) a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, (ii) tax-exempt interest and (iii) tax-exempt dividend income.

EQUITY INCOME (LOSS), NET OF RELATED INCOME TAXES, increased 167.5% in the 1999 period to income of $0.2 million. Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying companies, partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the entities.

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

The Company has and will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. With only a few exceptions, the Year 2000 modifications and testing have been completed. The exceptions are limited to a few third-party software packages for which the Year 2000 compliant version was not available until the first quarter of 1999. It is anticipated that the Company will complete its system modifications and testing prior to any material impact on its operating systems. Non-information technology systems that are not Year 2000 compliant have been replaced or have been identified and will be replaced by December 31, 1999.

The total incremental cost of the Year 2000 project (those costs which would not have been incurred had the Year 2000 issue not existed) attributable to continuing operations is estimated to be $3.7 million and is being funded through operating cash flows. Year 2000 modification costs incurred and charged to expense totaled $0.3 million for the three months ended March 31, 1999 and $0.6 million for the three months ended March 31, 1998. It is anticipated the project costs to be charged to expense will total $0.4 million during the remainder of 1999. The Company has also incurred internal costs associated with the Year 2000 project. These costs, which are principally payroll related expenses for information systems personnel, have not been separately accounted for and, therefore, are not quantifiable.

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

FINANCIAL CONDITION

INVESTMENTS

The Company's total investment portfolio decreased 0.8% to $3,005.9 million at March 31, 1999 compared to $3,031.4 million at December 31, 1998. This decrease is primarily the result of a $41.4 million decrease in unrealized appreciation on fixed maturity securities classified as available for sale, partially offset by positive cash flows from operations.

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

The Company's investment portfolio is summarized in the table below:

                                                   MARCH 31, 1999                       DECEMBER 31, 1998
                                         ---------------------------------      ---------------------------------
                                         CARRYING VALUE         PERCENT         CARRYING VALUE         PERCENT
                                         --------------     --------------      --------------     --------------
                                                                  (DOLLARS IN THOUSANDS)
Fixed maturities:
  Public ...........................     $    1,831,251               60.9%     $    1,852,291               61.1%
  144A private placement ...........            372,404               12.4             347,499               11.5
  Private placement ................            228,564                7.6             242,542                8.0
                                         --------------     --------------      --------------     --------------
  Total fixed maturities ...........          2,432,219               80.9           2,442,332               80.6
Equity securities ..................             35,307                1.2              35,287                1.2
Mortgage loans on real estate ......            294,896                9.9             299,372                9.9
Investment real estate:
  Acquired for debt ................                532                 --                 867                 --
  Investment .......................             34,115                1.1              39,812                1.3
Policy loans .......................            123,003                4.1             123,328                4.1
Other long-term investments ........             10,022                0.3              10,210                0.3
Short-term investments .............             75,809                2.5              80,228                2.6
                                         --------------     --------------      --------------     --------------
     Total investments .............     $    3,005,903              100.0%     $    3,031,436              100.0%
                                         ==============     ==============      ==============     ==============

As of March 31, 1999, 93.9% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 1999, the investment in non-investment grade debt was 6.1% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.4% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                          MARCH 31, 1999
                                                                                --------------------------------
     NAIC DESIGNATION                   EQUIVALENT S&P RATINGS (1)              CARRYING VALUE        PERCENT
---------------------------   ----------------------------------------------    --------------    --------------
                                                                                      (DOLLARS IN THOUSANDS)
             1                (AAA, AA, A)..................................    $    1,525,215              62.7%
             2                (BBB).........................................           758,614              31.2
                                                                                --------------    --------------
                              Total investment grade........................         2,283,829              93.9
             3                (BB)..........................................           115,394               4.8
             4                (B)...........................................            24,959               1.0
             5                (CCC, CC, C)..................................             4,640               0.2
             6                In or near default............................             3,397               0.1
                                                                                --------------    --------------
                              Total below investment grade..................           148,390               6.1
                                                                                --------------    --------------
                              Total fixed maturities........................    $    2,432,219             100.0%
                                                                                ==============    ==============

-----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at March 31, 1999:

                                                                           HELD FOR INVESTMENT
                                                 ------------------------------------------------------------------------
                                                                        GROSS              GROSS
                                                                      UNREALIZED         UNREALIZED           ESTIMATED
                                                 AMORTIZED COST         GAINS              LOSSES           MARKET VALUE
                                                 --------------     --------------     --------------      --------------
                                                                         (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed
     securities ............................     $      440,331     $       19,322     $         (659)     $      458,994
                                                 ==============     ==============     ==============      ==============

                                                                           AVAILABLE FOR SALE
                                                 ------------------------------------------------------------------------
                                                                        GROSS              GROSS
                                                                      UNREALIZED         UNREALIZED           ESTIMATED
                                                 AMORTIZED COST         GAINS              LOSSES           MARKET VALUE
                                                 --------------     --------------     --------------      --------------
                                                                         (DOLLARS IN THOUSANDS)

Bonds:
    United States Government and agencies ..     $       77,571     $        2,625     $          (29)     $       80,167
    State, municipal and other governments               61,035              2,131               (248)             62,918
    Public utilities .......................            137,120              6,572               (915)            142,777
    Corporate securities ...................            998,001             45,018            (22,630)          1,020,389
    Mortgage and asset-backed securities ...            641,802             17,823             (3,662)            655,963
Redeemable preferred stock .................             30,548                665             (1,539)             29,674
                                                 --------------     --------------     --------------      --------------
Total fixed maturities .....................     $    1,946,077     $       74,834     $      (29,023)     $    1,991,888
                                                 ==============     ==============     ==============      ==============

Equity securities ..........................     $       39,680     $          962     $       (5,335)     $       35,307
                                                 ==============     ==============     ==============      ==============

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at March 31, 1999, by contractual maturity, are shown below.

                                                        HELD FOR INVESTMENT                    AVAILABLE FOR SALE
                                                 ---------------------------------     ---------------------------------
                                                                       ESTIMATED                             ESTIMATED
                                                 AMORTIZED COST      MARKET VALUE      AMORTIZED COST      MARKET VALUE
                                                 --------------     --------------     --------------     --------------
                                                                         (DOLLARS IN THOUSANDS)
Due in one year or less ....................     $           --     $           --     $       19,311     $       19,564
Due after one year through five years ......                 --                 --            200,913            202,761
Due after five years through ten years .....                 --                 --            388,564            399,927
Due after ten years ........................                 --                 --            664,939            683,999
                                                 --------------     --------------     --------------     --------------
                                                             --                 --          1,273,727          1,306,251
Mortgage and asset-backed securities .......            440,331            458,994            641,802            655,963
Redeemable preferred stocks ................                 --                 --             30,548             29,674
                                                 --------------     --------------     --------------     --------------
                                                 $      440,331     $      458,994     $    1,946,077     $    1,991,888
                                                 ==============     ==============     ==============     ==============

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

The following table sets forth the amortized cost, par value and carrying value of the Company's mortgage and asset-backed securities at March 31, 1999, summarized by type of security.

                                                                                                               PERCENT
                                                           AMORTIZED                         CARRYING         OF FIXED
                                                              COST          PAR VALUE          VALUE         MATURITIES
                                                         ------------     ------------     ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential ......................................     $    413,496     $    417,378     $    418,811             17.2%
   Pass through ....................................           83,476           82,902           83,720              3.4
   Planned and targeted amortization class .........           47,923           47,999           47,868              2.0
   Other ...........................................           12,817           13,050           12,806              0.5
                                                         ------------     ------------     ------------     ------------
Total residential mortgage-backed securities .......          557,712          561,329          563,205             23.1
Commercial mortgage-backed securities ..............          224,116          224,054          225,339              9.3
Other asset-backed securities ......................          300,305          301,320          307,750             12.7
                                                         ------------     ------------     ------------     ------------
Total mortgage and asset-backed securities .........     $  1,082,133     $  1,086,703     $  1,096,294             45.1%
                                                         ============     ============     ============     ============

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

At March 31, 1999, the Company held $294.9 million or 9.9% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 1999, mortgages more than 60 days delinquent accounted for 0.4% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at March 31, 1999 include: Pacific (28%) which includes California and Washington; and West South Central (26%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with office buildings (40%) and retail facilities (38%) representing the largest holdings at March 31, 1999.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At March 31, 1999, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.1 years. Based on the fixed income analytical system utilized by the Company, including its mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.6 as of March 31, 1999.

OTHER ASSETS

Deferred policy acquisition costs increased 4.1% in the 1999 period to $211.8 million due principally to the capitalization of costs incurred with new sales. Assets held in separate accounts increased $12.9 million, or 6.8%, to $203.0 million at March 31, 1999 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products. At March 31, 1999, the Company had total assets of $3,638.6 million, a 0.3% decrease from total assets at December 31, 1998.

LIABILITIES

Policy liabilities and accruals increased 0.4% to $2,373.0 million at March 31, 1999. The relatively modest increase in policy liabilities is partially attributable to the Company's marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of the Company's policy liabilities and accruals as well as the separate account liabilities. Deferred income taxes decreased 28.8% to $33.1 million at March 31, 1999 due to the decrease in unrealized appreciation on fixed maturity securities classified as available for sale. At March 31, 1999, the Company had total liabilities of $2,972.6 million, a 0.2% increase from total liabilities at December 31, 1998.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased 3.3% to $564.6 million at March 31, 1999, compared to $583.6 million at December 31, 1998. This decrease is principally attributable to net unrealized depreciation of securities classified as available for sale, partially offset by net income during three months ended March 31, 1999.

At March 31, 1999, common stockholders' equity was $561.6 million, or $17.23 per share, compared to $580.6 million, or $17.75 per share at December 31, 1998. Included in stockholders' equity per common share is $0.83 at March 31, 1999 and $1.61 at December 31, 1998 attributable to unrealized investment gains resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale decreased stockholders' equity $25.6 million during the three months ended March 31, 1999, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. The decrease in unrealized appreciation on fixed maturity securities is the result of an increase in market interest rates at March 31, 1999 compared to December 31, 1998.

LIQUIDITY

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

The Company received $25.0 million in cash on March 31, 1998 in connection with the sale of Utah Insurance. The Company received an additional $1.2 million (before applicable taxes) in the first quarter of 1999 and may receive additional consideration during each of the four years in the period ending December 31, 2003, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis.

During the three months ended March 31, 1999, the Company repurchased 146,200 shares of Class A common stock for $2.8 million. The repurchases were made in accordance with a $25.0 million stock repurchase plan approved by the Company's Board of Directors on November 16, 1998.

The Company has a $25.0 million short-term line of credit with a bank to fund stock repurchases. The line of credit, which expires on June 30, 1999, requires the Company to maintain minimum tangible net worth and risk-based capital ratios and limits the Company's ability to incur additional indebtedness. As of March 31, 1999, no related draws were made on the line of credit. It is anticipated that any draws on the line of credit will be repaid during 1999 with dividends from subsidiaries.

During the three months ended March 31, 1999, the parent company paid common and preferred stock dividends totaling $2.7 million. Common and preferred stock dividends totaling $2.7 million were also paid during the corresponding 1998 period. It is anticipated dividend requirements for the remainder of 1999 will be $0.0825 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $7.9 million. In addition, interest payments on holding company debt are estimated to be $3.8 million for the remainder of 1999.

FBL Financial Group, Inc. relies primarily on dividends from Farm Bureau Life and Western Life to make any dividend payments to its stockholders and interest payments on its debt. The ability of these companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa for Farm Bureau Life and the State of Colorado for Western Life. In addition, under the Iowa and Colorado Insurance Holding Company Acts, these companies may not pay an "extraordinary" dividend without prior notice to and approval by the respective insurance commissioner. An "extraordinary" dividend is defined under the Iowa and Colorado Insurance Holding Company Acts as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. For the remainder of 1999, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $15.0 million from Farm Bureau Life and $14.3 million from Western Life.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the three months ended March 31, 1999, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $21.1 million and $28.7 million in the three months ended March 31, 1999 and 1998, respectively. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to establish and borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $55.8 million as of March 31, 1999. Interest is payable at the current market rate on the date of issuance. As of March 31, 1999, the line of credit was not established and no borrowings were outstanding.

The Company has a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $9.6 million at March 31, 1999, are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (7.75% at March 31, 1999).

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations for the foreseeable future. The Company's investment portfolio at March 31, 1999, included $75.8 million of short-term investments and $268.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. Not withstanding the above, management currently anticipates refinancing the Company's $24.5 million lease-backed note payable that is due August, 1999.

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of March 31, 1999, the Company had no material commitments for capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the Company's market risks of financial instruments since December 31, 1998.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27     Financial Data Schedule

(b)   Reports on Form 8-K filed during the quarter ended March 31,1999:

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 5, 1999

                           FBL FINANCIAL GROUP, INC.



                           By /s/ Thomas R. Gibson
                              --------------------------------------------------
                           Thomas R. Gibson
                           Chief Executive Officer (Principal Executive Officer)


                           By /s/ James W. Noyce
                              --------------------------------------------------
                           James W. Noyce
                           Chief Financial Officer (Principal Financial and Accounting Officer)