Form 10-Q
period 1999-06-30
FBL FINANCIAL GROUP INC
filed 1999-08-09
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,080,126 shares of Class A common stock and 1,192,990 shares of Class B common stock as of August 2, 1999.

ITEM 1. FINANCIAL STATEMENTS


                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            1999             1998
                                                                                        ------------     ------------
ASSETS
Investments:
   Fixed maturities:
      Held for investment, at amortized cost (market: 1999 - $402,047; 1998 -
         $516,729) ................................................................     $    391,556     $    492,288
      Available for sale, at market (amortized cost: 1999 - $1,984,054; 1998 -
         $1,862,861) ..............................................................        1,979,006        1,950,044
   Equity securities, at market (cost: 1999 - $40,520; 1998 - $39,589) ............           36,654           35,287
   Mortgage loans on real estate ..................................................          306,421          299,372
   Investment real estate, less allowances for depreciation of $4,376 in 1999
      and $4,223 in 1998 ..........................................................           34,336           40,679
   Policy loans ...................................................................          123,757          123,328
   Other long-term investments ....................................................           10,071           10,210
   Short-term investments .........................................................           76,207           80,228
                                                                                        ------------     ------------
Total investments .................................................................        2,958,008        3,031,436

Cash and cash equivalents .........................................................           11,269            4,516
Securities and indebtedness of related parties ....................................           63,118           65,291
Accrued investment income .........................................................           34,313           34,318
Accounts and notes receivable .....................................................              838              833
Amounts receivable from affiliates ................................................            1,703            4,020
Reinsurance recoverable ...........................................................            3,494            4,711
Deferred policy acquisition costs .................................................          220,725          203,581
Value of insurance in force acquired ..............................................           15,734           14,533
Property and equipment, less allowances for depreciation of $39,248 in 1999
    and $37,100 in 1998 ...........................................................           59,867           55,250
Current income taxes recoverable ..................................................            3,374           13,185
Goodwill, less accumulated amortization of $3,832 in 1999 and $3,484 in
    1998 ..........................................................................            9,600            9,948
Other assets ......................................................................           21,320           19,227
Assets held in separate accounts ..................................................          230,348          190,111




                                                                                        ------------     ------------
        Total assets ..............................................................     $  3,633,711     $  3,650,960
                                                                                        ============     ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1999             1998
                                                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
      Future policy benefits:
         Interest sensitive products .........................................    $  1,609,595     $  1,596,471
         Traditional life insurance and accident and health products .........         742,564          731,873
         Unearned revenue reserve ............................................          26,535           25,373
      Other policy claims and benefits .......................................          10,988           10,625
                                                                                  ------------     ------------
                                                                                     2,389,682        2,364,342
   Other policyholders' funds:
      Supplementary contracts without life contingencies .....................         158,449          147,755
      Advance premiums and other deposits ....................................          83,920           84,206
      Accrued dividends ......................................................          12,491           13,797
                                                                                  ------------     ------------
                                                                                       254,860          245,758

   Short-term debt ...........................................................          24,500           24,500
   Short-term debt payable to affiliate ......................................          10,801            8,626
   Amounts payable to affiliates .............................................             300              511
   Long-term debt ............................................................              --               71
   Deferred income taxes .....................................................          17,267           46,497
   Other liabilities .........................................................          66,336           85,453
   Liabilities related to separate accounts ..................................         230,348          190,111
                                                                                  ------------     ------------
         Total liabilities ...................................................       2,994,094        2,965,869

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock of subsidiary
      trust ..................................................................          97,000           97,000
   Other .....................................................................              67            4,503

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
      10,000,000 shares, issued and outstanding 5,000,000 Series B shares ....           3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 31,105,719 shares in 1999 and 31,512,113 shares
      in 1998 ................................................................          42,437           42,034
   Class B common stock, without par value - authorized 1,500,000 shares,
      issued and outstanding 1,192,990 shares ................................           7,558            7,558
   Accumulated other comprehensive income (loss) .............................          (6,266)          50,050
   Retained earnings .........................................................         495,821          480,946
                                                                                  ------------     ------------
      Total stockholders' equity .............................................         542,550          583,588
                                                                                  ------------     ------------
         Total liabilities and stockholders' equity ..........................    $  3,633,711     $  3,650,960
                                                                                  ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------     -----------------------------
                                                                     1999             1998             1999             1998
                                                                 ------------     ------------     ------------     ------------
Revenues:
     Interest sensitive product charges .....................    $     13,941     $     13,275     $     27,373     $     25,753
     Traditional life insurance and accident and health
          premiums ..........................................          27,556           26,273           50,967           49,291
     Net investment income ..................................          58,843           58,603          114,830          114,673
     Realized gains (losses) on investments .................           1,512           (4,169)            (728)          (2,857)
     Other income ...........................................           4,910            5,024            9,839           10,308
                                                                 ------------     ------------     ------------     ------------
          Total revenues ....................................         106,762           99,006          202,281          197,168

Benefits and expenses:
     Interest sensitive product benefits ....................          30,903           29,508           60,220           61,381
     Traditional life insurance and accident and health
          benefits ..........................................          14,042           16,019           29,795           29,167
     Increase in traditional life and accident and health
          future policy benefits ............................           6,032            7,065           10,229           12,410
     Distributions to participating policyholders ...........           6,773            6,723           13,212           13,308
     Underwriting, acquisition and insurance expenses .......          20,233           16,470           36,842           32,040
     Interest expense .......................................             514              398            1,061              768
     Other expenses .........................................           3,707            3,803            7,709            7,374
                                                                 ------------     ------------     ------------     ------------
          Total benefits and expenses .......................          82,204           79,986          159,068          156,448
                                                                 ------------     ------------     ------------     ------------
                                                                       24,558           19,020           43,213           40,720
Income taxes ................................................          (8,030)          (5,804)         (14,065)         (12,829)
Minority interest in earnings of subsidiaries:
     Dividends on company-obligated mandatorily
          redeemable preferred stock of subsidiary trust ....          (1,212)          (1,212)          (2,425)          (2,425)
     Other ..................................................             (74)             (84)             (60)            (168)
Equity income, net of related income taxes ..................           1,686              950            1,890              648
                                                                 ------------     ------------     ------------     ------------
Income from continuing operations ...........................          16,928           12,870           28,553           25,946
Discontinued operations:
     Income from property-casualty operations, net of
          related income taxes ..............................              --               --               --              287
     Gain on disposal of property-casualty operations,
          net of related income taxes .......................              --               --               --              179
                                                                 ------------     ------------     ------------     ------------
Net income ..................................................          16,928           12,870           28,553           26,412
Dividends on Series B preferred stock .......................             (38)             (38)             (75)             (75)
                                                                 ------------     ------------     ------------     ------------
Net income applicable to common stock .......................    $     16,890     $     12,832     $     28,478     $     26,337
                                                                 ============     ============     ============     ============
Earnings per common share:
     Income from continuing operations ......................    $       0.52     $       0.39     $       0.87     $       0.75
     Income from discontinued operations ....................              --               --               --             0.01
                                                                 ------------     ------------     ------------     ------------
     Earnings per common share ..............................    $       0.52     $       0.39     $       0.87     $       0.76
                                                                 ============     ============     ============     ============
Earnings per common share - assuming dilution:
     Income from continuing operations ......................    $       0.51     $       0.38     $       0.86     $       0.73
     Income from discontinued operations ....................              --               --               --             0.01
                                                                 ------------     ------------     ------------     ------------
     Earnings per common share - assuming dilution ..........    $       0.51     $       0.38     $       0.86     $       0.74
                                                                 ============     ============     ============     ============
 Cash dividends per common share ............................    $      0.083     $      0.075     $      0.165     $      0.150
                                                                 ============     ============     ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                             CLASS A       CLASS B        OTHER                      TOTAL
                                              PREFERRED      COMMON        COMMON     COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                                STOCK         STOCK         STOCK     INCOME (LOSS)   EARNINGS      EQUITY
                                             -----------   -----------   -----------  ------------  -----------  -------------
Balance at January 1, 1998 ................  $     3,000   $    42,907   $     7,567  $    48,559   $   503,282   $   605,315
   Comprehensive income:
      Net income for six months ended
         June 30, 1998 ....................           --            --            --           --        26,412        26,412
      Change in net unrealized investment
         gains/losses .....................           --            --            --        3,785            --         3,785
                                                                                                                  -----------
   Total comprehensive income .............                                                                            30,197
   Acquisition of 2,536,112 shares of
      common stock in exchange for
      properties ..........................           --        (3,340)           --           --       (42,310)      (45,650)
   Purchase of 961,536 shares of common
      stock ...............................           --        (1,224)           --           --       (23,784)      (25,008)
   Issuance of 121,936 shares of common
      stock under stock option plan,
      including related income tax benefit            --         1,669            --           --            --         1,669
   Dividends on preferred stock ...........           --            --            --           --           (75)          (75)
   Dividends on common stock ..............           --            --            --           --        (5,141)       (5,141)
                                             -----------   -----------   -----------  -----------   -----------   -----------
Balance at June 30, 1998 ..................  $     3,000   $    40,012   $     7,567  $    52,344   $   458,384   $   561,307
                                             ===========   ===========   ===========  ===========   ===========   ===========

Balance at January 1, 1999 ................  $     3,000   $    42,034   $     7,558  $    50,050   $   480,946   $   583,588
   Comprehensive income (loss):
      Net income for six months ended
         June 30, 1999 ....................           --            --            --           --        28,553        28,553
      Change in net unrealized investment
         gains/losses .....................           --            --            --      (56,316)           --       (56,316)
                                                                                                                  -----------
   Total comprehensive loss ...............                                                                           (27,763)
   Purchase of 461,945 shares of common
      stock ...............................           --          (624)           --           --        (8,230)       (8,854)
   Issuance of 55,551 shares of common
      stock under employee benefit and
      stock option plans, including
      related income tax benefit ..........           --         1,027            --           --            --         1,027
   Dividends on preferred stock ...........           --            --            --           --           (75)          (75)
   Dividends on common stock ..............           --            --            --           --        (5,373)       (5,373)
                                             -----------   -----------   -----------  -----------   -----------   -----------
Balance at June 30, 1999 ..................  $     3,000   $    42,437   $     7,558  $    (6,266)  $   495,821   $   542,550
                                             ===========   ===========   ===========  ===========   ===========   ===========

During the three months ended June 30, 1999 and 1998, comprehensive income
(loss) totaled ($13.8) million and $14.4 million, respectively.


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                        -----------------------------
                                                                                            1999             1998
                                                                                        ------------     ------------
OPERATING ACTIVITIES
 Continuing operations:
     Net income ....................................................................    $     28,553     $     25,946
     Adjustments to reconcile net income to net cash provided by continuing operations:
          Adjustments related to interest sensitive products:
                Interest credited to account balances ..............................          51,805           53,217
                Charges for mortality and administration ...........................         (26,908)         (25,772)
                Deferral of unearned revenues ......................................           1,217            1,309
                Amortization of unearned revenue reserve ...........................            (614)            (426)
          Provision for depreciation and amortization ..............................           7,549            4,158
          Net gains and losses related to investments held by broker-dealer
                subsidiaries .......................................................              (9)              77
          Realized losses on investments ...........................................             728            2,857
          Increase in traditional life and accident and health benefit accruals ....          11,256           12,348
          Policy acquisition costs deferred ........................................         (17,340)         (16,927)
          Amortization of deferred policy acquisition costs ........................           6,038            4,455
          Provision for deferred income taxes ......................................           1,093           (2,379)
          Other ....................................................................         (11,327)            (915)
                                                                                        ------------     ------------
Net cash provided by continuing operations .........................................          52,041           57,948
Discontinued operations:
     Net income ....................................................................              --              466
     Adjustments to reconcile net income to net cash provided by discontinued
          operations ...............................................................              --            2,006
                                                                                        ------------     ------------
Net cash provided by discontinued operations .......................................              --            2,472
                                                                                        ------------     ------------
Net cash provided by operating activities ..........................................          52,041           60,420

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
     Fixed maturities - held for investment ........................................         102,009           48,071
     Fixed maturities - available for sale .........................................         124,424          177,597
     Equity securities .............................................................           4,621           16,819
     Mortgage loans on real estate .................................................          33,361           33,242
     Investment real estate ........................................................           5,535              150
     Policy loans ..................................................................          14,656           14,467
     Other long-term investments ...................................................             667              914
     Short-term investments - net ..................................................           4,021               --
                                                                                        ------------     ------------
                                                                                             289,294          291,260

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                      -----------------------------
                                                                                          1999             1998
                                                                                      ------------     ------------
INVESTING ACTIVITIES (CONTINUED):
Acquisition of investments:
     Fixed maturities - available for sale .......................................    $   (248,374)    $   (219,439)
     Equity securities ...........................................................          (5,112)          (1,381)
     Mortgage loans on real estate ...............................................         (40,596)         (15,460)
     Investment real estate ......................................................            (161)          (2,624)
     Policy loans ................................................................         (15,085)         (15,493)
     Other long-term investments .................................................            (519)          (1,714)
     Short-term investments - net ................................................              --          (45,313)
                                                                                      ------------     ------------
                                                                                          (309,847)        (301,424)

Proceeds from disposal, repayments of advances and other distributions from
     equity investees ............................................................           5,888            2,436
Investments in and advances to equity investees ..................................          (2,653)          (2,797)
Net proceeds from sale of discontinued operations ................................           1,229           24,844
Net purchases of property and equipment and other ................................          (9,817)          (4,438)
Investing activities of discontinued operations ..................................              --           (2,474)
                                                                                      ------------     ------------
Net cash provided by (used in) investing activities ..............................         (25,906)           7,407

FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited to policyholder
     account balances ............................................................         136,378          133,978
Return of policyholder account balances on interest sensitive and variable
     products ....................................................................        (137,457)        (173,138)
Proceeds from short-term debt with affiliate .....................................           2,175            4,171
Repayments of long-term debt .....................................................             (71)              (3)
Distributions on company-obligated mandatorily redeemable preferred stock of
     subsidiary trust ............................................................          (2,425)          (2,425)
Other distributions to minority interests ........................................          (4,646)            (268)
Purchase of common stock .........................................................          (8,854)         (25,008)
Issuance of common stock .........................................................             966            1,103
Dividends paid ...................................................................          (5,448)          (5,216)
                                                                                      ------------     ------------
Net cash used in financing activities ............................................         (19,382)         (66,806)
                                                                                      ------------     ------------
Increase in cash and cash equivalents ............................................           6,753            1,021
Cash and cash equivalents at beginning of period .................................           4,516            2,397
                                                                                      ------------     ------------
Cash and cash equivalents at end of period .......................................    $     11,269     $      3,418
                                                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ....................................................................    $      1,015     $        744
     Income taxes ................................................................           4,108           13,059



                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K.

2.    ACCOUNTING CHANGES

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company capitalized external software development costs and charged internal costs, primarily payroll and related items, to expense as they were incurred. Pursuant to the SOP, these internal costs are now capitalized. The effect of adopting the SOP was to increase net income for the three- and six-month periods ended June 30, 1999 by $0.1 million and $0.2 million, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement's effective date for the Company has been extended to the fiscal year beginning January 1, 2001, with earlier adoption encouraged. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

Net unrealized investment gains (losses) as reported were comprised of the following:

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          1999             1998
                                                                                      ------------     ------------
                                                                                          (DOLLARS IN THOUSANDS)
Unrealized appreciation (depreciation) on fixed maturity and equity securities
     available for sale ..........................................................    $     (8,914)    $     82,881
Adjustments for assumed changes in amortization pattern of:
     Deferred policy acquisition costs ...........................................             578           (5,264)
     Value of insurance in force acquired ........................................             374           (1,306)
     Unearned revenue reserve ....................................................              26              585
Provision for deferred income taxes ..............................................           2,778          (26,914)
                                                                                      ------------     ------------
                                                                                            (5,158)          49,982
Proportionate share of net unrealized investment gains (losses)
     of equity investees .........................................................          (1,108)              68
                                                                                      ------------     ------------
Net unrealized investment gains (losses) .........................................    $     (6,266)    $     50,050
                                                                                      ============     ============

4.    CREDIT ARRANGEMENTS

As an investor in the Federal Home Loan Bank (FHLB), the Company has the right to borrow up to $55.8 million from the FHLB as of June 30, 1999. The Company had no outstanding debt under this credit arrangement as of June 30, 1999 or December 31, 1998.

The Company has a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $10.8 million at June 30, 1999, are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.00% at June 30, 1999). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

5.    COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 1999, management is not aware of any claims for which a material loss is reasonably possible.

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

The Company leases its home office properties under a 15-year operating lease. Future remaining minimum lease payments under this lease as of June 30, 1999 are as follows: 1999 - $0.9 million; 2000 - $2.1 million; 2001 - $2.1 million; 2002
- $2.1 million; 2003 - $2.3 million; 2004 - $2.4 million and thereafter, through 2013 - $21.2 million.

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At June 30, 1999 and December 31, 1998, the Company maintained a $0.3 million reserve for expected future cash flow deficiencies. The limited partnership has a $5.3 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

6.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------     -----------------------------
                                                                     1999             1998             1999             1998
                                                                 ------------     ------------     ------------     ------------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Income from continuing operations ......................    $     16,928     $     12,870     $     28,553     $     25,946
     Income from discontinued operations ....................              --               --               --              466
                                                                 ------------     ------------     ------------     ------------
     Net income .............................................          16,928           12,870           28,553           26,412
     Dividends on Series B preferred stock ..................             (38)             (38)             (75)             (75)
                                                                 ------------     ------------     ------------     ------------
          Numerator for earnings per common
              share-income available to common
              stockholders ..................................    $     16,890     $     12,832     $     28,478     $     26,337
                                                                 ============     ============     ============     ============

Denominator:
     Denominator for earnings per common share
          - weighted-average shares .........................      32,431,403       33,180,824       32,563,316       34,555,377
     Effect of dilutive securities - employee stock
          options ...........................................         637,608          896,091          649,158          854,646
                                                                 ------------     ------------     ------------     ------------
          Denominator for diluted earnings per
              common share - adjusted weighted-
              average shares ................................      33,069,011       34,076,915       33,212,474       35,410,023
                                                                 ============     ============     ============     ============

Earnings per common share:
     Income from continuing operations ......................    $       0.52     $       0.39     $       0.87     $       0.75
     Income from discontinued operations ....................              --               --               --             0.01
                                                                 ------------     ------------     ------------     ------------
     Earnings per common share ..............................    $       0.52     $       0.39     $       0.87     $       0.76
                                                                 ============     ============     ============     ============
Earnings per common share - assuming dilution:
     Income from continuing operations ......................    $       0.51     $       0.38     $       0.86     $       0.73
     Income from discontinued operations ....................              --               --               --             0.01
                                                                 ------------     ------------     ------------     ------------
     Earnings per common share - assuming
          dilution ..........................................    $       0.51     $       0.38     $       0.86     $       0.74
                                                                 ============     ============     ============     ============

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

Financial information concerning the Company's operating segments is as follows:

                                                 THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                -----------------------------     -----------------------------
                                                    1999             1998             1999             1998
                                                ------------     ------------     ------------     ------------
                                                                    (DOLLARS IN THOUSANDS)
Revenues from external customers:
     Life insurance ........................    $    101,822     $     94,197     $    192,734     $    188,484
     All other .............................          10,116           10,191           19,298           18,793
                                                ------------     ------------     ------------     ------------
     Subtotal ..............................         111,938          104,388          212,032          207,277
     Eliminations ..........................          (5,176)          (5,382)          (9,751)         (10,109)
                                                ------------     ------------     ------------     ------------
     Consolidated ..........................    $    106,762     $     99,006     $    202,281     $    197,168
                                                ============     ============     ============     ============

Intersegment revenues:
     Life insurance ........................    $        233     $        118     $        453     $        541
     All other .............................           4,943            5,264            9,298            9,568
                                                ------------     ------------     ------------     ------------
     Subtotal ..............................           5,176            5,382            9,751           10,109
     Eliminations ..........................          (5,176)          (5,382)          (9,751)         (10,109)
                                                ------------     ------------     ------------     ------------
     Consolidated ..........................    $         --     $         --     $         --     $         --
                                                ============     ============     ============     ============

Income (loss) from continuing operations:
     Life insurance ........................    $     16,935     $     13,004     $     29,008     $     26,473
     All other .............................              (7)            (134)            (455)            (527)
                                                ------------     ------------     ------------     ------------
     Consolidated ..........................    $     16,928     $     12,870     $     28,553     $     25,946
                                                ============     ============     ============     ============

Transactions between segments are recorded at negotiated rates generally intended to be at levels commensurate with charges that would be assessed to unaffiliated parties.

8.    DISCONTINUED OPERATIONS AND RESTRUCTURING

On March 31, 1998, the Company sold its wholly-owned property-casualty subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. Consideration totaling $26.2 million, consisting of $25.0 million in the first quarter of 1998 and $1.2 million in the first quarter of 1999 (accrued at December 31, 1998), has been received as a result of the sale. The Company may earn additional consideration during each of the four years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis. The Company has not accrued any contingent consideration as such amounts, if any, cannot be reasonably estimated as of June 30, 1999. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

Revenues from the discontinued property-casualty operations for the three months ended March 31, 1998 (period prior to disposal) totaled $12.9 million.

The Company committed to the closing of an administrative service center and the merger of two life insurance subsidiaries during the second quarter of 1999. As a result of the closing of the service center, a leased property will be vacated, approximately 26 job positions will be eliminated and moving costs will be incurred. During 1999, the Company incurred expenses totaling $1.6 million ($1.5 million of which was accrued at June 30, 1999) for related severance benefits, lease costs and other costs primarily associated with closing the service center. The restructuring expenses are recorded in the underwriting, acquisition and insurance expenses line of the 1999 Consolidated Statement of Income. The administrative service center is expected to be closed during the third quarter of 1999. The life insurance subsidiaries were merged effective July 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE WITHIN THIS DOCUMENT. UNLESS NOTED OTHERWISE, ALL REFERENCES TO THE COMPANY INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE), WESTERN FARM BUREAU LIFE INSURANCE COMPANY (WESTERN LIFE) AND EQUITRUST LIFE INSURANCE COMPANY (EQUITRUST) (COLLECTIVELY, THE LIFE COMPANIES). EFFECTIVE JULY 1, 1999, WESTERN LIFE WAS MERGED INTO FARM BUREAU LIFE.

The Company's revenues and income from continuing operations are primarily derived from its life insurance segment. Revenues and expenses of the Company's other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 7 of the Notes to Consolidated Financial Statements (pages 9 and 10) for additional information regarding segment information.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET INCOME APPLICABLE TO COMMON STOCK increased 31.6% in the second quarter of 1999 to $16.9 million and 8.1% in the six months ended June 30, 1999 to $28.5 million. The increase in net income is primarily attributable to the impact of realized gains and losses on investments. Adjusted operating income applicable to common stock, which does not include the impact of realized gains and losses on investments and other items that management believes are not indicative of operating trends, increased 3.5% in the second quarter of 1999 to $16.0 million and 3.3% in the six months ended June 30, 1999 to $28.9 million. The following is a reconciliation of net income to adjusted operating income.

                                                   THREE MONTHS ENDED JUNE 30,      SIX  MONTHS ENDED JUNE 30,
                                                  -----------------------------    ----------------------------
                                                      1999             1998            1999            1998
                                                  ------------     ------------    ------------    ------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ........    $     16,890     $     12,832    $     28,478    $     26,337
Adjustments:
     Net realized losses (gains) on
        investments ..........................            (913)           2,608             390           1,794
     Gain on disposal of property-casualty
        operations ...........................              --               --              --            (179)
                                                  ------------     ------------    ------------    ------------
Adjusted operating income applicable to
        common stock .........................    $     15,977     $     15,440    $     28,868    $     27,952
                                                  ------------     ------------    ------------    ------------
Earnings per common share - assuming
        dilution .............................    $       0.51     $       0.38    $       0.86    $       0.74
                                                  ============     ============    ============    ============
Adjusted operating income per common
        share - assuming dilution ............    $       0.48     $       0.45    $       0.87    $       0.79
                                                  ============     ============    ============    ============

The adjustment for realized gains and losses on investments noted in the table above is net of adjustments for that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains and losses.

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the eighteen-month period ended June 30, 1999. Weighted average common shares outstanding, assuming dilution, decreased 3.0% in the second quarter of 1999 to
33.1 million and decreased 6.2% in the six months ended June 30, 1999 to 33.2 million. These decreases are the result of acquisitions of common stock by the Company.

A summary of the Company's premiums and product charges is as follows:

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------    ----------------------------
                                                                    1999            1998            1999            1998
                                                                ------------    ------------    ------------    ------------
                                                                                    (DOLLARS IN THOUSANDS)
Premiums and product charges:
     Interest sensitive product charges ....................    $     13,941    $     13,275    $     27,373    $     25,753
     Traditional life insurance and accident and health
          premiums .........................................          27,556          26,273          50,967          49,291
                                                                ------------    ------------    ------------    ------------
          Total ............................................    $     41,497    $     39,548    $     78,340    $     75,044
                                                                ============    ============    ============    ============

INTEREST SENSITIVE PRODUCT CHARGES increased 5.0% in the second quarter of 1999 to $13.9 million and 6.3% in the six months ended June 30, 1999 to $27.4 million. These increases are due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, income attributable to mortality and expense fees have increased as a result of growth in variable product account balances.

TRADITIONAL LIFE AND ACCIDENT AND HEALTH PREMIUMS increased 4.9% in the second quarter of 1999 to $27.6 million and 3.4% in the six months ended June 30, 1999 to $51.0 million. During the six-month period, traditional life premiums increased 1.9% to $44.2 million and accident and health premiums increased 14.7% to $6.8 million. Management believes the modest increase in the sale of traditional life insurance products is due to a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 11.7% to $20.9 million in the six months ended June 30, 1999. The increase in accident and health premiums is primarily the result of the recapture of certain reinsurance ceded business.

NET INVESTMENT INCOME increased 0.4% in the second quarter of 1999 to $58.8 million and 0.1% in the six months ended June 30, 1999 to $114.8 million. The increases are principally due to an increase in average invested assets. For the six-month period, average invested assets, excluding the impact of recording certain fixed maturity securities to market value, increased 2.7% to $2,961.2 million. The annualized yield earned on average invested assets decreased to 7.91% in the six months ended June 30, 1999 compared to 8.11% in the respective 1998 period due to a general decline in market interest rates during 1998. Fee income from mortgage loan prepayments and bond calls in the second quarter of 1999 and 1998 totaled $3.0 million and $4.0 million, respectively. Revenue from these sources during the six-month periods totaled $4.6 million in 1999 and $5.8 million in 1998. In addition, the Company recorded $1.7 million in interest income during the second quarter of 1999 relating to settlement of a fixed maturity security that had been in default. The Company had discontinued the accrual of interest on this security during 1996. This revenue is not expected to be a consistently recurring source of income for the Company at these levels.

REALIZED GAINS (LOSSES) ON INVESTMENTS increased 136.3% in the second quarter of 1999 to a gain of $1.5 million and increased 74.5% in the six months ended June 30, 1999 to a loss of $0.7 million. Included in realized gains (losses) during the second quarter of 1999 and 1998 were $0.5 million and $6.5 million, respectively, in realized losses resulting from writedowns of investments that became other-than-temporarily impaired. For the six-month periods, impairment losses totaled $2.7 million in 1999 and $8.1 million in 1998. These writedowns are the result of sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME decreased 2.3% in the second quarter of 1999 to $4.9 million and 4.5% in the six months ended June 30, 1999 to $9.8 million. The decrease in the six-month period is primarily due to a $0.9 million decrease in rental income resulting from the exchange of the home office properties for common stock on March 30, 1998. The decrease in the second quarter is due primarily to a decrease in the level of marketing services related to the sale of mutual funds and variable products.

A summary of the Company's policy benefits is as follows:

                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   1999            1998            1999            1998
                                                               ------------    ------------    ------------    ------------
                                                                                  (DOLLARS IN THOUSANDS)
Policy benefits:
     Interest sensitive product benefits ..................    $     30,903    $     29,508    $     60,220    $     61,381
     Traditional life insurance and accident and health
         benefits .........................................          14,042          16,019          29,795          29,167
     Increase in traditional and accident and health
         future policy benefits ...........................           6,032           7,065          10,229          12,410
     Distributions to participating policyholders .........           6,773           6,723          13,212          13,308
                                                               ------------    ------------    ------------    ------------
          Total ...........................................    $     57,750    $     59,315    $    113,456    $    116,266
                                                               ============    ============    ============    ============

INTEREST SENSITIVE PRODUCT BENEFITS increased 4.7% in the second quarter of 1999 to $30.9 million and decreased 1.9% in the six months ended June 30, 1999 to $60.2 million. The components of interest sensitive product benefits, along with selected average interest crediting rates are as follows:

                                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------     -----------------------------
                                                                1999             1998             1999             1998
                                                            ------------     ------------     ------------     ------------
                                                                                 (DOLLARS IN THOUSANDS)
Interest credited to account balances ....................  $     25,901     $     26,391     $     51,804     $     53,218
Death benefits in excess of related account balances .....         5,002            3,117            8,416            8,163
Average crediting rate for universal life liabilities ....          5.96%            6.07%            5.92%            6.04%
Average crediting rate for annuity liabilities ...........          5.50%            5.85%            5.56%            5.83%

The Company decreased interest crediting rates on many of its products during the fifteen-month period ended March 31, 1999, in response to the general decline in market interest rates during 1998. Universal life and variable universal life insurance death benefits can tend to fluctuate from period to period as a result of changes in mortality experience.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, decreased 13.0% in the second quarter of 1999 to $20.1 million and 3.7% in the six months ended June 30, 1999 to $40.0 million. The decrease in the second quarter is partly due to a $1.6 million decrease in the change in accident and health reserves resulting from favorable disability income claim experience. Death and surrender benefits on traditional life products decreased $2.2 million for the second quarter and increased $1.2 million for the six-month period. Traditional life insurance and accident and health benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS increased 0.7% in the second quarter of 1999 to $6.8 million and decreased 0.7% in the six months ended June 30, 1999 to $13.2 million. The decrease in the six-month period is primarily attributable to a decrease in the average interest rate used in the dividend formula for these policies. The interest rate was 5.84% at June 30, 1999 and 5.97% at June 30, 1998. For the second quarter, this was offset by the impact of an increase in the age of the participating business in force.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                1999            1998            1999            1998
                                                            ------------    ------------    ------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
     Commission expense, net of deferrals ..............    $      2,661    $      2,475    $      5,070    $      4,686
     Amortization of deferred policy acquisition costs .           3,517           2,760           6,038           4,455
     Other underwriting, acquisition and insurance
         expenses, net of deferrals ....................          14,055          11,235          25,734          22,899
                                                            ------------    ------------    ------------    ------------
         Total .........................................    $     20,233    $     16,470    $     36,842    $     32,040
                                                            ============    ============    ============    ============

COMMISSION EXPENSE increased 7.5% in the second quarter of 1999 to $2.7 million and increased 8.2% in the six months ended June 30, 1999 to $5.1 million. Commission expense increased due primarily to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased 27.4% in the second quarter of 1999 to $3.5 million and increased 35.5% in the six months ended June 30, 1999 to $6.0 million. The increases in amortization are partially attributable to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. In addition, amortization was decreased during 1998 by the impact of a change in the interest rate assumption used to calculate deferred acquisition costs. For the second quarter of 1999, amortization also increased due to the impact of realized gains and losses on investments backing the related policyholder liabilities.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 25.1% in the second quarter of 1999 to $14.1 million and increased 12.4% in the six months ended June 30, 1999 to $25.7 million. In the six-month periods, increases in salaries, benefits and other operating expenses were partially offset by a $0.9 million decrease in home office real estate expenses resulting from the exchange of home office properties for common stock on March 30, 1998. In addition, incremental expenses associated with the Year 2000 project during the six-month periods totaled $0.6 million in 1999 and $1.0 million in 1998. Included in insurance expenses for the second quarter of 1999 are restructuring charges totaling $1.6 million relating to the closing of an administrative service center. See "Restructuring".

INTEREST EXPENSE increased 29.1% in the second quarter of 1999 to $0.5 million and 38.2% in the six months ended June 30, 1999 to $1.1 million due primarily to an increase in the average debt outstanding.

OTHER EXPENSES decreased 2.5% in the second quarter of 1999 to $3.7 million and increased 4.5% in the six months ended June 30, 1999 to $7.7 million. The increase for the six-month period is due principally to an increase in the level of leasing services provided to affiliates and third parties. For the second quarter, the increase in leasing services was offset by a decrease in the level of marketing services.

INCOME TAXES increased 38.4% in the second quarter of 1999 to $8.0 million and 9.6% in the six months ended June 30, 1999 to $14.1 million. The effective tax rate for the six months ended June 30, 1999 was 32.5% compared to 31.5% for the respective period in 1998. The effective tax rate was lower than the federal statutory rate of 35% due primarily to (i) a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, (ii) tax-exempt interest and (iii) tax-exempt dividend income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, increased 77.5% in the second quarter of 1999 to $1.7 million and 191.7% in the six months ended June 30, 1999 to $1.9 million Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying companies, partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the entities.

RESTRUCTURING

The Company committed to the closing of an administrative service center and the merger of two life insurance subsidiaries during the second quarter of 1999. As a result of the closing of the service center, a leased property will be vacated, approximately 26 job positions will be eliminated and moving costs will be incurred. During the second quarter of 1999, the Company incurred expenses totaling $1.6 million ($1.5 million of which was accrued at June 30, 1999) for related severance benefits, lease costs and other costs primarily associated with closing the service center. The administrative service center is expected to be closed during the third quarter of 1999. The life insurance subsidiaries were merged effective July 1, 1999.

Pre-tax cost savings from these two transactions are estimated to be $0.5 million for the second half of 1999 and $1.4 million annually beginning in 2000.

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

The Company has utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. All Year 2000 modifications have been completed and, with the exception of one third-party software package for which the Year 2000 compliant version was not available until the first quarter of 1999, testing has also been completed. In addition, ongoing compliance testing is being performed to help ensure that all programming changes currently being made to the systems are Year 2000 compliant. It is anticipated that the Company will complete its testing prior to any material impact on its operating systems. Non-information technology systems that are not Year 2000 compliant have been replaced or have been identified and will be replaced by December 31, 1999.

The total incremental cost of the Year 2000 project (those costs which would not have been incurred had the Year 2000 issue not existed) attributable to continuing operations is estimated to be $3.7 million and is being funded through operating cash flows. Year 2000 modification costs incurred and charged to expense totaled $0.3 million and $0.4 million for the quarters ended June 30, 1999 and 1998, respectively, and $0.6 million and $1.0 million for the six-month periods ending June 30, 1999 and 1998, respectively. It is anticipated the project costs to be charged to expense will total $0.2 million during the remainder of 1999. The Company has also incurred internal costs associated with the Year 2000 project. These costs, which are principally payroll related expenses for information systems personnel, have not been separately accounted for and, therefore, are not quantifiable.

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

FINANCIAL CONDITION

INVESTMENTS

The Company's total investment portfolio decreased 2.4% to $2,958.0 million at June 30, 1999 compared to $3,031.4 million at December 31, 1998. This decrease is primarily the result of a $92.2 million decrease in unrealized appreciation on fixed maturity securities classified as available for sale, partially offset by positive cash flows from operations. The decrease in unrealized appreciation on fixed maturity securities is the result of an increase in market interest rates at June 30, 1999 compared to December 31, 1998.

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

The Company's investment portfolio is summarized in the table below:

                                             JUNE 30, 1999                  DECEMBER 31, 1998
                                     -----------------------------    -----------------------------
                                     CARRYING VALUE      PERCENT      CARRYING VALUE      PERCENT
                                     --------------   ------------    --------------   ------------
                                                          (DOLLARS IN THOUSANDS)
Fixed maturities:
    Public .......................    $  1,764,005            59.6%    $  1,852,291            61.1%
    144A private placement .......         408,526            13.8          347,499            11.5
    Private placement ............         198,031             6.7          242,542             8.0
                                      ------------    ------------     ------------    ------------
    Total fixed maturities .......       2,370,562            80.1        2,442,332            80.6
 Equity securities ...............          36,654             1.3           35,287             1.2
 Mortgage loans on real estate ...         306,421            10.4          299,372             9.9
 Investment real estate:
    Acquired for debt ............             526              --              867              --
    Investment ...................          33,810             1.1           39,812             1.3
 Policy loans ....................         123,757             4.2          123,328             4.1
 Other long-term investments .....          10,071             0.3           10,210             0.3
 Short-term investments ..........          76,207             2.6           80,228             2.6
                                      ------------    ------------     ------------    ------------
        Total investments ........    $  2,958,008           100.0%    $  3,031,436           100.0%
                                      ============    ============     ============    ============

As of June 30, 1999, 93.8% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 1999, the investment in non-investment grade debt was 6.2% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                         JUNE 30, 1999
                                                                                -------------------------------
NAIC DESIGNATION              EQUIVALENT S&P RATINGS(1)                         CARRYING VALUE       PERCENT
----------------   ----------------------------------------------------------   --------------    -------------
                                                                                     (DOLLARS IN THOUSANDS)
        1         (AAA, AA, A) ..............................................   $    1,430,111             60.3%
        2         (BBB) .....................................................          792,198             33.5
                                                                                --------------    -------------
                  Total investment grade ....................................        2,222,309             93.8
        3         (BB) ......................................................          111,936              4.7
        4         (B) .......................................................           28,705              1.2
        5         (CCC, CC, C) ..............................................            7,612              0.3
        6         In or near default ........................................               --               --
                                                                                --------------    -------------
                  Total below investment grade ..............................          148,253              6.2
                                                                                --------------    -------------
                  Total fixed maturities ....................................   $    2,370,562            100.0%
                                                                                ==============    =============

---------------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at June 30, 1999:

                                                                       HELD FOR INVESTMENT
                                                 ---------------------------------------------------------------
                                                                      GROSS          GROSS
                                                                   UNREALIZED      UNREALIZED        ESTIMATED
                                                 AMORTIZED COST       GAINS          LOSSES        MARKET VALUE
                                                 --------------  --------------  --------------   --------------
                                                                     (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed
     securities ...............................  $      391,556  $       11,565  $       (1,074)  $      402,047
                                                 ==============  ==============  ==============   ==============

                                                                        AVAILABLE FOR SALE
                                                 ---------------------------------------------------------------
                                                                      GROSS          GROSS
                                                                   UNREALIZED      UNREALIZED        ESTIMATED
                                                 AMORTIZED COST       GAINS          LOSSES        MARKET VALUE
                                                 --------------  --------------  --------------   --------------
                                                                     (DOLLARS IN THOUSANDS)

Bonds:
     United States Government and agencies ....  $       75,072  $          805  $         (214)  $       75,663
     State, municipal and other governments ...          57,525             793            (360)          57,958
     Public utilities .........................         127,683           3,194          (1,832)         129,045
     Corporate securities .....................       1,031,124          26,418         (29,913)       1,027,629
     Mortgage and asset-backed securities .....         650,431           7,335         (10,523)         647,243
Redeemable preferred stock ....................          42,219             782          (1,533)          41,468
                                                 --------------  --------------  --------------   --------------
Total fixed maturities ........................  $    1,984,054  $       39,327  $      (44,375)  $    1,979,006
                                                 ==============  ==============  ==============   ==============

Equity securities .............................  $       40,520  $        1,265  $       (5,131)  $       36,654
                                                 ==============  ==============  ==============   ==============

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at June 30, 1999, by contractual maturity, are shown below.

                                                       HELD FOR INVESTMENT           AVAILABLE FOR SALE
                                                 ------------------------------  -------------------------------
                                                                    ESTIMATED                       ESTIMATED
                                                 AMORTIZED COST   MARKET VALUE   AMORTIZED COST    MARKET VALUE
                                                 --------------  --------------  --------------   --------------
                                                                     (DOLLARS IN THOUSANDS)
Due in one year or less .......................  $           --  $           --  $       27,087  $       27,312
Due after one year through five years .........              --              --         220,895         221,648
Due after five years through ten years ........              --              --         387,816         386,305
Due after ten years ...........................              --              --         655,606         655,030
                                                 --------------  --------------  --------------  --------------
                                                             --              --       1,291,404       1,290,295
Mortgage and asset-backed securities ..........         391,556         402,047         650,431         647,243
Redeemable preferred stocks ...................              --              --          42,219          41,468
                                                 --------------  --------------  --------------  --------------
                                                 $      391,556  $      402,047  $    1,984,054  $    1,979,006
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

The return of principal on mortgage and other asset-backed securities occurs more frequently and is more variable than that of more traditional fixed maturity securities. The principal prepayment speeds (e.g., the rate of individuals refinancing their home mortgages) can vary based on a number of economic factors that cannot be predicted with certainty. These factors include the prevailing interest rate environment and general status of the economy. Deviations in actual prepayment speeds from that originally expected can cause a change in the yield earned on mortgage and asset-backed securities purchased at a premium or discount. Increases in prepayment speeds, which typically occur in a decreasing interest rate environment, generally increase the rate at which discount is accrued and premium is amortized into income. Decreases in prepayment speeds, which typically occur in an increasing interest rate environment, generally slow down the rate these amounts are recorded into income.

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

The following table sets forth the amortized cost, par value and carrying value of the Company's mortgage and asset-backed securities at June 30, 1999, summarized by type of security.

                                                                                                      PERCENT OF
                                                                AMORTIZED                 CARRYING       FIXED
                                                                  COST       PAR VALUE     VALUE      MATURITIES
                                                               ----------   ----------   ----------   ----------
                                                                             (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
    Sequential .............................................   $  391,703   $  395,306   $  393,373         16.6%
    Pass through ...........................................       80,711       80,169       78,725          3.3
    Planned and targeted amortization class ................       44,136       44,209       44,071          1.9
    Other ..................................................       12,497       12,736       12,487          0.5
                                                               ----------   ----------   ----------   ----------
Total residential mortgage-backed securities ...............      529,047      532,420      528,656         22.3
Commercial mortgage-backed securities ......................      205,663      205,335      204,381          8.6
Other asset-backed securities ..............................      307,277      308,288      305,762         12.9
                                                               ----------   ----------   ----------   ----------
Total mortgage and asset-backed securities .................   $1,041,987   $1,046,043   $1,038,799         43.8%
                                                               ==========   ==========   ==========   ==========

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

At June 30, 1999, the Company held $306.4 million or 10.4% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 1999, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at June 30, 1999 include: Pacific (27%) which includes California and Washington; and West South Central (25%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with office buildings (44%) and retail facilities (35%) representing the largest holdings at June 30, 1999.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At June 30, 1999, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.8 years. Based on the fixed income analytical system utilized by the Company, including its mortgage-backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.7 as of June 30, 1999.

OTHER ASSETS

Deferred policy acquisition costs increased 8.4% in the 1999 period to $220.7 million due principally to the capitalization of costs incurred with new sales. Assets held in separate accounts increased $40.2 million, or 21.2%, to $230.3 million at June 30, 1999 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products and unrealized appreciation on the underlying investments. Driven by the decrease in unrealized appreciation on fixed maturity securities classified as available for sale, total assets decreased 0.5% from $3,651.0 million at December 31, 1998 to $3,633.7 million at June 30, 1999.

LIABILITIES

Policy liabilities and accruals increased 1.1% to $2,389.7 million at June 30, 1999. The relatively modest increase in policy liabilities is partially attributable to the Company's marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of the Company's policy liabilities and accruals as well as the separate account liabilities. Deferred income taxes decreased 62.9% to $17.3 million at June 30, 1999 due to the decrease in unrealized appreciation on fixed maturity securities classified as available for sale. At June 30, 1999, the Company had total liabilities of $2,994.1 million, a 1.0% increase from total liabilities at December 31, 1998.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased 7.0% to $542.6 million at June 30, 1999, compared to $583.6 million at December 31, 1998. This decrease is principally attributable to the decrease in unrealized appreciation on securities classified as available for sale, partially offset by net income during the six months ended June 30, 1999.

At June 30, 1999, common stockholders' equity was $539.6 million, or $16.71 per share, compared to $580.6 million, or $17.75 per share at December 31, 1998. Included in stockholders' equity per common share is ($0.11) at June 30, 1999 and $1.61 at December 31, 1998 attributable to unrealized investment gains (losses) resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation on fixed maturity and equity securities classified as available for sale decreased stockholders' equity $56.3 million during the six months ended June 30, 1999, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

The Company received $25.0 million in cash on March 31, 1998 in connection with the sale of Utah Insurance. The Company received an additional $1.2 million (before applicable taxes) in the first quarter of 1999 (accrued at December 31, 1998) and may receive additional consideration during each of the four years in the period ending December 31, 2003, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis.

During the six months ended June 30, 1999, the Company repurchased 461,945 shares of Class A common stock for $8.9 million. The repurchases were made in accordance with a $25.0 million stock repurchase plan approved by the Company's Board of Directors on November 16, 1998.

During the six months ended June 30, 1999, the parent company paid common and preferred stock dividends totaling $5.4 million. Common and preferred stock dividends totaling $5.2 million were also paid during the corresponding 1998 period. It is anticipated dividend requirements for the remainder of 1999 will be $0.0825 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $5.3 million. In addition, interest payments on holding company debt are estimated to be $2.5 million for the remainder of 1999.

FBL Financial Group, Inc. expects to rely primarily on dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its debt. The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or
(ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. For the remainder of 1999, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $11.2 million from Farm Bureau Life. The aforementioned threshold is computed without giving effect to the merger of Western Life into Farm Bureau Life. The maximum amount legally available for distribution by Western Life prior to the merger was approximately $14.2 million.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the six-month period ended June 30, 1999, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $36.1 million and $21.1 million in the six months ended June 30, 1999 and 1998, respectively. These funds were primarily used to increase the Life Companies' fixed maturity investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to establish and borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $55.8 million as of June 30, 1999. Interest is payable at the current market rate on the date of issuance. As of June 30, 1999, the line of credit was not established and no borrowings were outstanding.

The Company has a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $10.8 million at June 30, 1999, are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.00% at June 30, 1999).

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations for the foreseeable future. The Company's investment portfolio at June 30, 1999, included $76.2 million of short-term investments and $262.9 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. Not withstanding the above, management currently anticipates refinancing the Company's $24.5 million lease-backed note payable that is due August, 1999.

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of June 30, 1999, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual shareholders meeting was held on May 18, 1999.

(b) and (c)(i)  Election of the following Class A directors to the Company's
                Board of Directors:
                                                           AGAINST OR
                                                 FOR        WITHHELD
                                             ----------    ----------
                Jerry L. Chicoine........    38,426,166      84,592
                John W. Creer ...........    38,424,966      85,792
                John E. Walker ..........    38,426,266      84,492

          (ii) Election of the following Class B directors to the Company's Board of Directors:
                                                           AGAINST OR
                                                 FOR        WITHHELD
                                              ---------    ----------
                Kenneth R. Ashby ........     1,192,990        --
                Al Christopherson .......     1,192,990        --
                Kenny J. Evans ..........     1,192,990        --
                Thomas R. Gibson ........     1,192,990        --
                Jack M. Givens ..........     1,192,990        --
                Gary L. Hall ............     1,192,990        --
                James K. Harmon .........     1,192,990        --
                Richard D. Harris .......     1,192,990        --
                Karen J. Henry ..........     1,192,990        --
                Richard G. Kjerstad .....     1,192,990        --
                David L. McClure ........     1,192,990        --
                Roger Bill Mitchell .....     1,192,990        --
                Stephen M. Morain .......     1,192,990        --
                Bryce P. Neidig .........     1,192,990        --
                Howard D. Poulson .......     1,192,990        --
                Frank S. Priestley ......     1,192,990        --
                John J. Van Sweden ......     1,192,990        --
                Edward M. Wiederstein....     1,192,990        --

         (iii) Approval of the amendment of Bylaw Section 3.6(c). Shareholders cast 38,475,079 votes for and 24,451 against the amendment to
                Section 3.6(c) of Bylaws. There were 11,354 abstentions and no broker non-votes.

          (iv) Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 1999. Shareholders cast 38,457,324 votes for and 52,291 votes against the appointment of Ernst & Young LLP. There were 1,269 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27     Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 5, 1999

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