Form 10-Q
period 1999-09-30
FBL FINANCIAL GROUP INC
filed 1999-11-10
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,573,795 shares of Class A common stock and 1,192,990 shares of Class B common stock as of November 2, 1999.

ITEM 1. FINANCIAL STATEMENTS


                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         1999             1998
                                                                                     -------------    -------------
ASSETS
Investments:
   Fixed maturities:
      Held for investment, at amortized cost (market: 1999 - $357,936; 1998 -
        $516,729) ...............................................................    $     355,404    $     492,288
      Available for sale, at market (amortized cost: 1999 - $2,043,001; 1998 -
        $1,862,861) .............................................................        2,011,892        1,950,044
   Equity securities, at market (cost: 1999 - $40,248; 1998 - $39,589) ..........           35,877           35,287
   Mortgage loans on real estate ................................................          314,559          299,372
   Investment real estate, less allowances for depreciation of $4,702 in 1999
      and $4,223 in 1998 ........................................................           34,413           40,679
   Policy loans .................................................................          123,405          123,328
   Other long-term investments ..................................................            8,483           10,210
   Short-term investments .......................................................           76,092           80,228
                                                                                     -------------    -------------
Total investments ...............................................................        2,960,125        3,031,436

Cash and cash equivalents .......................................................            5,553            4,516
Securities and indebtedness of related parties ..................................           64,134           65,291
Accrued investment income .......................................................           34,950           34,318
Accounts and notes receivable ...................................................            1,174              833
Amounts receivable from affiliates ..............................................            1,714            4,020
Reinsurance recoverable .........................................................            3,808            4,711
Deferred policy acquisition costs ...............................................          226,800          203,581
Value of insurance in force acquired ............................................           15,528           14,533
Property and equipment, less allowances for depreciation of $40,280 in 1999
      and $37,100 in 1998 .......................................................           58,362           55,250
Current income taxes recoverable ................................................              774           13,185
Goodwill, less accumulated amortization of $4,007 in 1999 and $3,484 in
      1998 ......................................................................            9,425            9,948
Other assets ....................................................................           18,020           19,227
Assets held in separate accounts ................................................          231,367          190,111





                                                                                     -------------    -------------
           Total assets .........................................................    $   3,631,734    $   3,650,960
                                                                                     =============    =============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                        1999             1998
                                                                                   -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
      Future policy benefits:
           Interest sensitive products ........................................    $   1,617,237     $   1,596,471
           Traditional life insurance and accident and health products ........          746,730           731,873
           Unearned revenue reserve ...........................................           27,048            25,373
      Other policy claims and benefits ........................................           10,766            10,625
                                                                                   -------------     -------------
                                                                                       2,401,781         2,364,342
   Other policyholders' funds:
      Supplementary contracts without life contingencies ......................          159,316           147,755
      Advance premiums and other deposits .....................................           83,380            84,206
      Accrued dividends .......................................................           12,359            13,797
                                                                                   -------------     -------------
                                                                                         255,055           245,758

   Short-term debt ............................................................               --            24,500
   Short-term debt payable to affiliate .......................................           11,694             8,626
   Amounts payable to affiliates ..............................................              221               511
   Long-term debt .............................................................           40,000                71
   Deferred income taxes ......................................................            9,499            46,497
   Other liabilities ..........................................................           60,324            85,453
   Liabilities related to separate accounts ...................................          231,367           190,111
                                                                                   -------------     -------------
           Total liabilities ..................................................        3,009,941         2,965,869

Commitments and contingencies

Minority interest in subsidiaries:
    Company-obligated mandatorily redeemable preferred stock
       of subsidiary trust ....................................................           97,000            97,000
    Other .....................................................................               91             4,503

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
       10,000,000 shares, issued and outstanding 5,000,000 Series B shares ....            3,000             3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 30,569,723 shares in 1999 and 31,512,113 shares
       in 1998 ................................................................           42,319            42,034
   Class B common stock, without par value - authorized 1,500,000 shares,
       issued and outstanding 1,192,990 shares ................................            7,558             7,558
   Accumulated other comprehensive income (loss) ..............................          (23,210)           50,050
   Retained earnings ..........................................................          495,035           480,946
                                                                                   -------------     -------------
      Total stockholders' equity ..............................................          524,702           583,588
                                                                                   -------------     -------------
           Total liabilities and stockholders' equity .........................    $   3,631,734     $   3,650,960
                                                                                   =============     =============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -----------------------------     -----------------------------
                                                                   1999             1998             1999             1998
                                                               ------------     ------------     ------------     ------------
Revenues:
     Interest sensitive product charges ...................    $     13,835     $     12,847     $     41,208     $     38,600
     Traditional life insurance and accident and health
          premiums ........................................          22,498           22,272           73,465           71,563
     Net investment income ................................          54,870           56,587          169,700          171,260
     Realized gains (losses) on investments ...............             (68)             475             (796)          (2,382)
     Other income .........................................           5,072            5,058           14,911           15,366
                                                               ------------     ------------     ------------     ------------
          Total revenues ..................................          96,207           97,239          298,488          294,407
Benefits and expenses:
     Interest sensitive product benefits ..................          31,160           30,477           91,380           91,858
     Traditional life insurance and accident and health
          benefits ........................................          15,049           13,910           44,844           43,077
     Increase in traditional life and accident and health
          future policy benefits ..........................           4,191            5,498           14,420           17,908
     Distributions to participating policyholders .........           5,827            6,032           19,039           19,340
     Underwriting, acquisition and insurance expenses .....          16,742           15,295           53,584           47,335
     Interest expense .....................................             676              471            1,737            1,239
     Other expenses .......................................           3,661            3,888           11,370           11,262
                                                               ------------     ------------     ------------     ------------
          Total benefits and expenses .....................          77,306           75,571          236,374          232,019
                                                               ------------     ------------     ------------     ------------
                                                                     18,901           21,668           62,114           62,388
Income taxes ..............................................          (6,209)          (6,747)         (20,274)         (19,576)
Minority interest in earnings of subsidiaries:
     Dividends on company-obligated mandatorily
          redeemable preferred stock of subsidiary trust ..          (1,213)          (1,213)          (3,638)          (3,638)
     Other ................................................               7              (83)             (53)            (251)
Equity income, net of related income taxes ................           1,123              573            3,013            1,221
                                                               ------------     ------------     ------------     ------------
Income from continuing operations .........................          12,609           14,198           41,162           40,144
Discontinued operations:
     Income from property-casualty operations, net of
          related income taxes ............................              --               --               --              287
     Gain on disposal of property-casualty operations,
          net of related income taxes .....................              --               --               --              179
                                                               ------------     ------------     ------------     ------------
Net income ................................................          12,609           14,198           41,162           40,610
Dividends on Series B preferred stock .....................             (38)             (38)            (113)            (113)
                                                               ------------     ------------     ------------     ------------
Net income applicable to common stock .....................    $     12,571     $     14,160     $     41,049     $     40,497
                                                               ============     ============     ============     ============

Earnings per common share:
     Income from continuing operations ....................    $       0.39     $       0.43     $       1.27     $       1.19
     Income from discontinued operations ..................              --               --               --             0.01
                                                               ------------     ------------     ------------     ------------
     Earnings per common share ............................    $       0.39     $       0.43     $       1.27     $       1.20
                                                               ============     ============     ============     ============
Earnings per common share - assuming dilution:
     Income from continuing operations ....................    $       0.38     $       0.42     $       1.24     $       1.16
     Income from discontinued operations ..................              --               --               --             0.01
                                                               ------------     ------------     ------------     ------------
     Earnings per common share - assuming dilution ........    $       0.38     $       0.42     $       1.24     $       1.17
                                                               ============     ============     ============     ============
 Cash dividends per common share ..........................    $      0.083     $      0.075     $      0.248     $      0.225
                                                               ============     ============     ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         ACCUMULATED
                                                               CLASS A       CLASS B        OTHER                        TOTAL
                                                 PREFERRED     COMMON        COMMON     COMPREHENSIVE    RETAINED    STOCKHOLDERS'
                                                   STOCK        STOCK         STOCK     INCOME (LOSS)    EARNINGS       EQUITY
                                                ----------    ----------    ----------  -------------   ----------   -------------
Balance at January 1, 1998 .................    $    3,000    $   42,907    $    7,567    $   48,559    $  503,282    $  605,315
   Comprehensive income:
      Net income for nine months ended
         September 30, 1998 ................            --            --            --            --        40,610        40,610
      Change in net unrealized investment
         gains/losses ......................            --            --            --        13,727            --        13,727
                                                                                                                      ----------
    Total comprehensive income .............                                                                              54,337
   Acquisition of 2,536,112 shares of
      common stock in exchange for
      properties ...........................            --        (3,340)           --            --       (42,310)      (45,650)
   Purchase of 961,536 shares of common
      stock ................................            --        (1,224)           --            --       (23,784)      (25,008)
   Issuance of 158,302 shares of common
      stock under stock option plan,
      including related income tax benefit .            --         2,156            --            --            --         2,156
   Dividends on preferred stock ............            --            --            --            --          (113)         (113)
   Dividends on common stock ...............            --            --            --            --        (7,584)       (7,584)
                                                ----------    ----------    ----------    ----------    ----------    ----------
Balance at September 30, 1998 ..............    $    3,000    $   40,499    $    7,567    $   62,286    $  470,101    $  583,453
                                                ==========    ==========    ==========    ==========    ==========    ==========

Balance at January 1, 1999 .................    $    3,000    $   42,034    $    7,558    $   50,050    $  480,946    $  583,588
   Comprehensive income (loss):
      Net income for nine months ended
         September 30, 1999 ................            --            --            --            --        41,162        41,162
      Change in net unrealized investment
         gains/losses ......................            --            --            --       (73,260)           --       (73,260)
                                                                                                                      ----------
    Total comprehensive loss ...............                                                                             (32,098)
   Purchase of 1,038,641 shares of common
      stock ...... .........................            --        (1,417)           --            --       (18,953)      (20,370)
   Issuance of 96,251 shares of common
      stock under employee benefit and
      stock option plans, including
      related income tax benefit ...........            --         1,702            --            --            --         1,702
   Dividends on preferred stock ............            --            --            --            --          (113)         (113)
   Dividends on common stock ...............            --            --            --            --        (8,007)       (8,007)
                                                ----------    ----------    ----------    ----------    ----------    ----------
Balance at September 30, 1999 ..............    $    3,000    $   42,319    $    7,558    $  (23,210)   $  495,035    $  524,702
                                                ==========    ==========    ==========    ==========    ==========    ==========

During the three months ended September 30, 1999 and 1998, comprehensive income
(loss) totaled ($4.3) million and $24.1 million, respectively.


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                          1999             1998
                                                                                     -------------     -------------
OPERATING ACTIVITIES
Continuing operations:
     Net income ..................................................................    $     41,162     $     40,144
     Adjustments to reconcile net income to net cash provided by continuing operations:
          Adjustments related to interest sensitive products:
                Interest credited to account balances ............................          78,158           79,229
                Charges for mortality and administration .........................         (40,404)         (38,646)
                Deferral of unearned revenues ....................................           1,783            1,968
                Amortization of unearned revenue reserve .........................            (914)            (579)
          Provision for depreciation and amortization ............................          11,414            7,014
          Net gains related to investments held by broker-dealer subsidiaries ....             108              286
          Realized losses on investments .........................................             796            2,382
          Increase in traditional life and accident and health benefit accruals ..          15,417           17,840
          Policy acquisition costs deferred ......................................         (24,731)         (23,054)
          Amortization of deferred policy acquisition costs ......................           9,251            6,499
          Provision for deferred income taxes ....................................           2,450           (1,864)
          Other ..................................................................         (14,179)         (14,159)
                                                                                      ------------     ------------
Net cash provided by continuing operations .......................................          80,311           77,060
Discontinued operations:
     Net income ..................................................................              --              466
     Adjustments to reconcile net income to net cash provided by discontinued
          operations .............................................................              --            2,006
                                                                                      ------------     ------------
Net cash provided by discontinued operations .....................................              --            2,472
                                                                                      ------------     ------------
Net cash provided by operating activities ........................................          80,311           79,532

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
     Fixed maturities - held for investment ......................................         138,678          103,552
     Fixed maturities - available for sale .......................................         171,084          216,634
     Equity securities ...........................................................           6,297           23,861
     Mortgage loans on real estate ...............................................          47,482           53,506
     Investment real estate ......................................................           5,535            1,339
     Policy loans ................................................................          21,785           21,899
     Other long-term investments .................................................           1,168            2,121
     Short-term investments - net ................................................           4,136               --
                                                                                      ------------     ------------
                                                                                           396,165          422,912

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                          1999              1998
                                                                                     -------------     -------------
INVESTING ACTIVITIES (CONTINUED):
Acquisition of investments:
     Fixed maturities - available for sale .......................................    $   (354,139)    $   (318,065)
     Equity securities ...........................................................          (6,260)          (1,618)
     Mortgage loans on real estate ...............................................         (62,906)         (39,087)
     Investment real estate ......................................................            (564)          (2,884)
     Policy loans ................................................................         (21,862)         (23,291)
     Other long-term investments .................................................            (519)          (1,714)
     Short-term investments - net ................................................              --          (48,441)
                                                                                      ------------     ------------
                                                                                          (446,250)        (435,100)

Proceeds from disposal, repayments of advances and other distributions from
     equity investees ............................................................           8,732            3,953
Investments in and advances to equity investees ..................................          (5,944)          (3,964)
Net proceeds from sale of discontinued operations ................................           1,229           24,844
Net purchases of property and equipment and other ................................         (11,104)          (7,488)
Investing activities of discontinued operations ..................................              --           (2,474)
                                                                                      ------------     ------------
Net cash provided by (used in) investing activities ..............................         (57,172)           2,683

FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited to policyholder
     account balances ............................................................         195,779          184,941
Return of policyholder account balances on interest sensitive and variable
     products ....................................................................        (201,206)        (233,163)
Proceeds from short-term debt with affiliate .....................................           3,068            5,771
Repayments of short-term debt ....................................................         (24,500)              --
Proceeds from long-term debt .....................................................          40,000               --
Repayments of long-term debt .....................................................             (71)              (5)
Distributions on company-obligated mandatorily redeemable preferred stock of
     subsidiary trust ............................................................          (3,638)          (3,638)
Other distributions to minority interests - net ..................................          (4,614)            (335)
Purchase of common stock .........................................................         (20,370)         (25,008)
Issuance of common stock .........................................................           1,570            1,404
Dividends paid ...................................................................          (8,120)          (7,697)
                                                                                      ------------     ------------
Net cash used in financing activities ............................................         (22,102)         (77,730)
                                                                                      ------------     ------------
Increase in cash and cash equivalents ............................................           1,037            4,485
Cash and cash equivalents at beginning of period .................................           4,516            2,397
                                                                                      ------------     ------------
Cash and cash equivalents at end of period .......................................    $      5,553     $      6,882
                                                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ....................................................................    $      1,626     $      1,206
     Income taxes ................................................................           6,897           16,451


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K.

2.          ACCOUNTING CHANGES

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, the Company capitalized external software development costs and charged internal costs, primarily payroll and related items, to expense as they were incurred. Pursuant to the SOP, these internal costs are now capitalized. The effect of adopting the SOP was to increase net income for the three- and nine-month periods ended September 30, 1999 by $0.1 million and $0.2 million, respectively.

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

3.          INVESTMENT OPERATIONS

Fixed maturity securities, comprised of bonds and redeemable preferred stocks that the Company has the positive intent and ability to hold to maturity, are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the Company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income or loss. The unrealized gains and losses included in accumulated other comprehensive income or loss are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

Net unrealized investment gains (losses) as reported were comprised of the following:

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                       1999            1998
                                                                                  -------------   -------------
                                                                                      (DOLLARS IN THOUSANDS)
Unrealized appreciation (depreciation) on fixed maturity and equity securities
     available for sale ........................................................  $     (35,480)  $      82,881
Adjustments for assumed changes in amortization pattern of:
     Deferred policy acquisition costs .........................................          2,475          (5,264)
     Value of insurance in force acquired ......................................            381          (1,306)
     Unearned revenue reserve ..................................................           (221)            585
Provision for deferred income taxes ............................................         11,496         (26,914)
                                                                                  -------------   -------------
                                                                                        (21,349)         49,982
Proportionate share of net unrealized investment gains (losses)
     of equity investees .......................................................         (1,861)             68
                                                                                  -------------   -------------
Net unrealized investment gains (losses) .......................................  $     (23,210)  $      50,050
                                                                                  =============   =============

4.          CREDIT ARRANGEMENTS

The Company has a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at September 30, 1999. Proceeds from the note, which was issued during the third quarter of 1999, were used to fund the maturity of the Company's $24.5 million short-term debt. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (5.35% at September 30, 1999). Fixed maturity securities with a carrying value of $42.0 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, the Company has the ability to borrow an additional $15.8 million from the FHLB at September 30, 1999. No debt was outstanding under this credit agreement as of December 31, 1998.

The Company has a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at September 30, 1999, are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.25% at September 30, 1999). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

5.          COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 1999, management is not aware of any claims for which a material loss is reasonably possible.

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

The Company leases its home office properties under a 15-year operating lease. Future remaining minimum lease payments under this lease as of September 30, 1999 are as follows: 1999 - $0.5 million; 2000 - $2.1 million; 2001 - $2.1 million; 2002 - $2.1 million; 2003 - $2.3 million; 2004 - $2.4 million and thereafter, through 2013 - $21.2 million.

In connection with an investment in a real estate limited partnership, the Company has agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At September 30, 1999 and December 31, 1998, the Company maintained a reserve totaling $0.4 million and $0.3 million, respectively, for expected future cash flow deficiencies. The limited partnership has a $5.3 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

6.          EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------   -------------------------------
                                                            1999             1998             1999             1998
                                                      --------------    --------------   -------------    --------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Income from continuing operations .............   $      12,609    $      14,198    $      41,162    $      40,144
     Income from discontinued operations ...........              --               --               --              466
                                                       -------------    -------------    -------------    -------------
     Net income ....................................          12,609           14,198           41,162           40,610
     Dividends on Series B preferred stock .........             (38)             (38)            (113)            (113)
                                                       -------------    -------------    -------------    -------------
          Numerator for earnings per common
              share-income available to common
              stockholders .........................   $      12,571    $      14,160    $      41,049    $      40,497
                                                       =============    =============    =============    =============

Denominator:
     Denominator for earnings per common share
          - weighted-average shares ................      32,077,313       32,573,076       32,399,535       33,887,349
     Effect of dilutive securities - employee stock
          options ..................................         621,745          832,951          639,962          847,441
                                                       -------------    -------------    -------------    -------------
          Denominator for diluted earnings per
              common share - adjusted weighted-
              average shares .......................      32,699,058       33,406,027       33,039,497       34,734,790
                                                       =============    =============    =============    =============

Earnings per common share:
     Income from continuing operations .............   $        0.39    $        0.43    $        1.27    $        1.19
     Income from discontinued operations ...........              --               --               --             0.01
                                                       -------------    -------------    -------------    -------------
     Earnings per common share .....................   $        0.39    $        0.43    $        1.27    $        1.20
                                                       =============    =============    =============    =============
Earnings per common share - assuming dilution:
     Income from continuing operations .............   $        0.38    $        0.42    $        1.24    $        1.16
     Income from discontinued operations ...........              --               --               --             0.01
                                                       -------------    -------------    -------------    -------------
     Earnings per common share - assuming
          dilution .................................   $        0.38    $        0.42    $        1.24    $        1.17
                                                       =============    =============    =============    =============

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

            SEGMENT                                   SOURCE OF REVENUES
            Investment advisory...................    Fee income from the management of investments
            Marketing and distribution............    Commissions and distribution fee income from the sale
                                                          of mutual funds and insurance products not issued
                                                          by the Company
            Leasing...............................    Income from operating leases
            Corporate.............................    Fees from management and administrative services

Financial information concerning the Company's operating segments is as follows:

                                                 THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------  -------------------------------
                                                      1999              1998            1999              1998
                                                 -------------     --------------  -------------     -------------
                                                                       (DOLLARS IN THOUSANDS)
Revenues from external customers:
     Life insurance ..........................    $     91,458     $     92,724     $    284,192     $    281,208
     All other ...............................           9,830            8,685           29,128           27,478
                                                  ------------     ------------     ------------     ------------
     Subtotal ................................         101,288          101,409          313,320          308,686
     Eliminations ............................          (5,081)          (4,170)         (14,832)         (14,279)
                                                  ------------     ------------     ------------     ------------
     Consolidated ............................    $     96,207     $     97,239     $    298,488     $    294,407
                                                  ============     ============     ============     ============

Intersegment revenues:
     Life insurance ..........................    $        368     $        186     $        821     $        727
     All other ...............................           4,713            3,984           14,011           13,552
                                                  ------------     ------------     ------------     ------------
     Subtotal ................................           5,081            4,170           14,832           14,279
     Eliminations ............................          (5,081)          (4,170)         (14,832)         (14,279)
                                                  ------------     ------------     ------------     ------------
     Consolidated ............................    $         --     $         --     $         --     $         --
                                                  ============     ============     ============     ============

Income (loss) from continuing operations:
     Life insurance ..........................    $     12,705     $     14,758     $     41,713     $     41,231
     All other ...............................             (96)            (560)            (551)          (1,087)
                                                  ------------     ------------     ------------     ------------
     Consolidated ............................    $     12,609     $     14,198     $     41,162     $     40,144
                                                  ============     ============     ============     ============

Transactions between segments are recorded at negotiated rates generally intended to be at levels commensurate with charges that would be assessed to unaffiliated parties.

8.          DISCONTINUED OPERATIONS AND RESTRUCTURING

On March 31, 1998, the Company sold its wholly-owned property-casualty subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. Consideration totaling $26.2 million, consisting of $25.0 million in the first quarter of 1998 and $1.2 million in the first quarter of 1999 (accrued at December 31, 1998), has been received as a result of the sale. The Company may earn additional consideration during each of the four years in the period ending December 31, 2002, in accordance with an earn-out provision included in the underlying sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual will share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation will be performed and any settlement (subject to a maximum of $2.0 million per year) will be made on a calendar year basis. The Company has not accrued any contingent consideration as such amounts, if any, cannot be reasonably estimated as of September 30, 1999. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

Revenues from the discontinued property-casualty operations for the three months ended March 31, 1998 (period prior to disposal) totaled $12.9 million.

The Company closed an administrative service center and merged two life insurance subsidiaries during the nine-month period ended September 30, 1999. As a result of the closing of the service center, a leased property was vacated, 22 job positions were eliminated and moving costs were incurred. During 1999, the Company charged to expense costs totaling $1.3 million, $0.6 million of which remains accrued at September 30, 1999, for related severance benefits, lease costs and other costs primarily associated with closing the service center. The restructuring expenses are recorded in the underwriting, acquisition and insurance expense line of the 1999 Consolidated Statement of Income. Restructuring expenses were reduced $0.3 million in the third quarter of 1999 as a result of actual restructuring expenses being less than that anticipated at June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE WITHIN THIS DOCUMENT. UNLESS NOTED OTHERWISE, ALL REFERENCES TO THE COMPANY INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND EQUITRUST LIFE INSURANCE COMPANY (EQUITRUST) (COLLECTIVELY, THE LIFE COMPANIES). EFFECTIVE JULY 1, 1999, WESTERN FARM BUREAU LIFE INSURANCE COMPANY (WESTERN FARM BUREAU LIFE), A FORMER DIRECT SUBSIDIARY OF FBL FINANCIAL GROUP, INC., WAS MERGED INTO FARM BUREAU LIFE.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET INCOME APPLICABLE TO COMMON STOCK decreased 11.2% in the third quarter of 1999 to $12.6 million and increased 1.4% in the nine months ended September 30, 1999 to $41.0 million. Adjusted operating income applicable to common stock, which does not include the impact of realized gains and losses on investments and other items that management believes are not indicative of operating trends, decreased 9.4% in the third quarter of 1999 to $12.6 million and 0.9% in the nine months ended September 30, 1999 to $41.5 million. The decreases are primarily attributable to a decrease in investment prepayment and bond call fee income during the 1999 periods. The following is a reconciliation of net income to adjusted operating income.

                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------   -------------------------------
                                                      1999              1998             1999              1998
                                                 --------------    --------------   --------------    -------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ........    $      12,571    $      14,160     $      41,049    $      40,497
Adjustments:
     Net realized losses (gains) on
          investments ........................               23             (258)              413            1,536
     Gain on disposal of property-casualty
          operations .........................               --               --                --             (179)
                                                  -------------    -------------     -------------    -------------
Adjusted operating income applicable to
     common stock ............................    $      12,594    $      13,902     $      41,462    $      41,854
                                                  -------------    -------------     -------------    -------------
Earnings per common share - assuming
     dilution ................................    $        0.38    $        0.42     $        1.24    $        1.17
                                                  =============    =============     =============    =============
Adjusted operating income per common
     share - assuming dilution ...............    $        0.39    $        0.42     $        1.25    $        1.20
                                                  =============    =============     =============    =============

The adjustment for realized gains and losses on investments noted in the table above is net of adjustments for that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains and losses.

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the twenty-one-month period ended September 30, 1999. Weighted average common shares outstanding, assuming dilution, decreased 2.1% in the third quarter of 1999 to 32.7 million and decreased 4.9% in the nine months ended September 30, 1999 to 33.0 million. These decreases are primarily the result of acquisitions of common stock by the Company.

A summary of the Company's premiums and product charges is as follows:

                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   -------------------------------
                                                         1999              1998             1999             1998
                                                    --------------    --------------   -------------    --------------
                                                                          (DOLLARS IN THOUSANDS)
Premiums and product charges:
     Interest sensitive product charges .........    $      13,835    $      12,847    $      41,208    $      38,600
     Traditional life insurance and accident and
          health premiums .......................           22,498           22,272           73,465           71,563
                                                     -------------    -------------    -------------    -------------
          Total .................................    $      36,333    $      35,119    $     114,673    $     110,163
                                                     =============    =============    =============    =============

INTEREST SENSITIVE PRODUCT CHARGES increased 7.7% in the third quarter of 1999 to $13.8 million and 6.8% in the nine months ended September 30, 1999 to $41.2 million. These increases are due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, income attributable to mortality and expense fees has increased as a result of growth in variable product account balances.

TRADITIONAL LIFE AND ACCIDENT AND HEALTH PREMIUMS increased 1.0% in the third quarter of 1999 to $22.5 million and 2.7% in the nine months ended September 30, 1999 to $73.5 million. During the nine-month period, traditional life premiums increased 1.1% to $63.6 million and accident and health premiums increased 13.8% to $9.9 million. Management believes the modest increase in the sale of traditional life insurance products is due to a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 9.3% to $30.9 million in the nine months ended September 30, 1999. The increase in accident and health premiums is primarily the result of the recapture of certain reinsurance ceded business, which is not expected to be a recurring item in 2000.

NET INVESTMENT INCOME decreased 3.0% in the third quarter of 1999 to $54.9 million and 0.9% in the nine months ended September 30, 1999 to $169.7 million. The decreases are due to a decrease in the annualized yield earned on average invested assets, excluding the impact of recording certain fixed maturity securities to market value, to 7.69% in the nine months ended September 30, 1999 compared to 8.00% in the comparable 1998 period. The yields during the 1999 periods declined due to the impact of changing market interest rates and a reduction in the amount of prepayment and bond call fee income. Fee income from mortgage loan prepayments and bond calls in the third quarter of 1999 and 1998 totaled $0.2 million and $1.9 million, respectively. Revenue from these sources during the nine-month periods totaled $4.7 million in 1999 and $7.7 million in 1998. In addition, the Company recorded $1.7 million in interest income during the second quarter of 1999 relating to settlement of a fixed maturity security that had been in default. The Company had discontinued the accrual of interest on this security during 1996. The revenues earned from these sources during the nine-month periods are not expected to be consistently recurring at these levels. Average invested assets, excluding the impact of recording certain fixed maturity securities to market value, increased 3.1% to $2,970.0 million for the nine-month period.

REALIZED GAINS (LOSSES) ON INVESTMENTS decreased 114.3% in the third quarter of 1999 to a loss of $0.1 million and increased 66.6% in the nine months ended September 30, 1999 to a loss of $0.8 million. Included in realized gains (losses) during the third quarter of 1999 and 1998 were $1.1 million and $0.4 million, respectively, in realized losses resulting from writedowns of investments that became other-than-temporarily impaired. For the nine-month periods, impairment losses totaled $3.9 million in 1999 and $8.5 million in 1998. These writedowns are the result of sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME increased 0.3% in the third quarter of 1999 to $5.1 million and decreased 3.0% in the nine months ended September 30, 1999 to $14.9 million. The decrease in the nine-month period is primarily due to a $0.9 million decrease in rental income resulting from the exchange of the home office properties for common stock on March 30, 1998.

A summary of the Company's policy benefits is as follows:

                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------    -------------------------------
                                                             1999               1998              1999              1998
                                                         -------------     --------------    -------------     -------------
                                                                                (DOLLARS IN THOUSANDS)
Policy benefits:
     Interest sensitive product benefits ............    $      31,160     $      30,477     $      91,380     $      91,858
     Traditional life insurance and accident and
         health benefits ............................           15,049            13,910            44,844            43,077
     Increase in traditional and accident and health
         future policy benefits .....................            4,191             5,498            14,420            17,908
     Distributions to participating policyholders ...            5,827             6,032            19,039            19,340
                                                         -------------     -------------     -------------     -------------
          Total .....................................    $      56,227     $      55,917     $     169,683     $     172,183
                                                         =============     =============     =============     =============

INTEREST SENSITIVE PRODUCT BENEFITS increased 2.2% in the third quarter of 1999 to $31.2 million and decreased 0.5% in the nine months ended September 30, 1999 to $91.4 million. The components of interest sensitive product benefits, along with selected average contractual interest crediting rates are as follows:

                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------    -------------------------------
                                                             1999               1998              1999              1998
                                                         -------------     --------------    -------------     -------------
                                                                                (DOLLARS IN THOUSANDS)
Interest credited to account balances ...............    $      26,074     $      26,011     $      77,878     $      79,229
Death benefits in excess of related account
    balances ........................................            5,086             4,466            13,502            12,629
Weighted average contractual crediting rates:
     Universal life liabilities .....................             6.01%             6.13%             6.01%             6.13%
     Individual annuity liabilities .................             5.68%             5.97%             5.68%             6.03%

The Company decreased interest crediting rates on many of its products during the fifteen-month period ended March 31, 1999, in response to the general decline in market interest rates during 1998. For the third quarter of 1999, the impact of the decreases in rates was more than offset by an increase in the average account balance outstanding. Universal life and variable universal life insurance death benefits can tend to fluctuate from period to period as a result of changes in mortality experience.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, decreased 0.9% in the third quarter of 1999 to $19.2 million and 2.8% in the nine months ended September 30, 1999 to $59.3 million. Death and surrender benefits on traditional life products increased $1.1 million for the third quarter and $2.3 million for the nine-month period. These increases were more than offset by decreases during the 1999 period in the change in reserves on life and accident and health policies. Traditional life insurance and accident and health benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS decreased 3.4% in the third quarter of 1999 to $5.8 million and 1.6% in the nine months ended September 30, 1999 to $19.0 million. The decreases are primarily attributable to a decrease in the average interest rate used in the dividend formula for these policies. The average interest rate was 5.72% at September 30, 1999 and 5.84% at September 30, 1998.

A summary of the Company's underwriting, acquisition and insurance expenses is as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------   -------------------------------
                                                                1999             1998             1999             1998
                                                           -------------    -------------    -------------    --------------
                                                                                (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
     Commission expense, net of deferrals .............    $       2,411    $       2,282    $       7,481    $       6,968
     Amortization of deferred policy acquisition costs             3,213            2,044            9,251            6,499
     Other underwriting, acquisition and insurance
         expenses, net of deferrals ...................           11,118           10,969           36,852           33,868
                                                           -------------    -------------    -------------    -------------
          Total .......................................    $      16,742    $      15,295    $      53,584    $      47,335
                                                           =============    =============    =============    =============

COMMISSION EXPENSE increased 5.7% in the third quarter of 1999 to $2.4 million and 7.4% in the nine months ended September 30, 1999 to $7.5 million. Commission expense increased during the periods due primarily to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased 57.2% in the third quarter of 1999 to $3.2 million and 42.3% in the nine months ended September 30, 1999 to $9.3 million. The increases in amortization are partially attributable to an increase in the unamortized acquisition cost asset due to growth in the volume of business in force. In addition, during 1999, there was a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. Furthermore, amortization was decreased during 1998 as a result of a change in the interest rate and other assumptions used to calculate deferred acquisition costs.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 1.4% in the third quarter of 1999 to $11.1 million and increased 8.8% in the nine months ended September 30, 1999 to $36.9 million. The increases are generally attributable to an increase in the level of operations to support the promotion and administration of variable products sold by the Company's variable alliance partners. In addition, included in insurance expenses for the nine months ended September 30, 1999 are restructuring charges totaling $1.3 million relating to the closing of an administrative service center. See "Restructuring". In the nine-month periods, these increases were partially offset by a $0.9 million decrease in home office real estate expenses resulting from the exchange of home office properties for common stock on March 30, 1998. In addition, incremental expenses associated with the Year 2000 project during the nine-month periods totaled $0.7 million in 1999 and $1.6 million in 1998.

INTEREST EXPENSE increased 43.5% in the third quarter of 1999 to $0.7 million and 40.2% in the nine months ended September 30, 1999 to $1.7 million due primarily to an increase in the average debt outstanding.

OTHER EXPENSES decreased 5.8% in the third quarter of 1999 to $3.7 million and increased 1.0% in the nine months ended September 30, 1999 to $11.4 million. The increase for the nine-month period is due principally to an increase in the level of leasing services provided to affiliates and third parties. Other expenses for the third quarter were relatively consistent during the third quarter as the level of financial services provided to affiliates and third parties were comparable.

INCOME TAXES decreased 8.0% in the third quarter of 1999 to $6.2 million and increased 3.6% in the nine months ended September 30, 1999 to $20.3 million. The effective tax rate for the nine months ended September 30, 1999 was 32.6% compared to 31.4% for the respective period in 1998. The effective tax rate was lower than the federal statutory rate of 35% due primarily to (i) a tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, (ii) tax-exempt interest and (iii) tax-exempt dividend income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, increased 96.0% in the third quarter of 1999 to $1.1 million and 146.8% in the nine months ended September 30, 1999 to $3.0 million. Equity income includes the Company's proportionate share of gains and losses on investments owned by the underlying companies, partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment and the timing of the sale of investments held by the entities.

RESTRUCTURING

The Company closed an administrative service center during July 1999 and merged two life insurance subsidiaries effective July 1, 1999. As a result of the closing of the service center, a leased property was vacated, 22 job positions were eliminated and moving costs were incurred. During the nine months ended September 30, 1999, the Company charged to expense costs totaling $1.3 million, $0.6 million of which remains accrued at September 30, 1999, for related severance benefits, lease costs and other costs primarily associated with closing the service center. Operations during the third quarter of 1999 reflect a $0.3 million decrease in the restructuring accrual recorded as of June 30, 1999, due to lease-exit costs being less than originally expected.

Pre-tax cost savings from these two transactions are estimated to be $0.3 million for remainder of 1999 and $1.4 million annually beginning in 2000. Approximately $0.2 million in pre-tax cost savings were earned during the third quarter of 1999 as a result of the restructuring.

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

The Company has utilized both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. All Year 2000 modifications have been completed and ongoing compliance testing is being performed to help ensure that all programming changes currently being made to the systems are Year 2000 compliant. It is anticipated that the Company will complete its testing prior to any material impact on its operating systems. Non-information technology systems that are not Year 2000 compliant have been replaced or have been identified and will be replaced by December 31, 1999.

The total incremental cost of the Year 2000 project (those costs which would not have been incurred had the Year 2000 issue not existed) attributable to continuing operations is estimated to be $3.7 million and is being funded through operating cash flows. Year 2000 modification costs incurred and charged to expense totaled $0.1 million and $0.7 million for the quarters ended September 30, 1999 and 1998, respectively, and $0.7 million and $1.6 million for the nine-month periods ended September 30, 1999 and 1998, respectively. It is anticipated the project costs to be charged to expense will total $0.1 million during the remainder of 1999. The Company has also incurred internal costs associated with the Year 2000 project. These costs, which are principally payroll related expenses for information systems personnel, have not been separately accounted for and, therefore, are not quantifiable.

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

FINANCIAL CONDITION

INVESTMENTS

The Company's total investment portfolio decreased 2.4% to $2,960.1 million at September 30, 1999 compared to $3,031.4 million at December 31, 1998. This decrease is primarily the result of a $118.3 million decrease in unrealized appreciation on fixed maturity securities classified as available for sale, partially offset by positive cash flows from operations. The decrease in unrealized appreciation on fixed maturity securities is the result of an increase in market interest rates at September 30, 1999 compared to December 31, 1998.

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

The Company's investment portfolio is summarized in the table below:

                                             SEPTEMBER 30, 1999                  DECEMBER 31, 1998
                                       -------------------------------    -------------------------------
                                       CARRYING VALUE       PERCENT       CARRYING VALUE       PERCENT
                                       --------------    -------------    --------------    -------------
                                                             (DOLLARS IN THOUSANDS)
Fixed maturities:
    Public .........................    $   1,746,000             59.0%    $   1,852,291             61.1%
    144A private placement .........          420,762             14.2           347,499             11.5
    Private placement ..............          200,534              6.8           242,542              8.0
                                        -------------    -------------     -------------    -------------
    Total fixed maturities .........        2,367,296             80.0         2,442,332             80.6
Equity securities ..................           35,877              1.2            35,287              1.2
Mortgage loans on real estate ......          314,559             10.6           299,372              9.9
Investment real estate:
    Acquired for debt ..............              521               --               867               --
    Investment .....................           33,892              1.1            39,812              1.3
Policy loans .......................          123,405              4.2           123,328              4.1
Other long-term investments ........            8,483              0.3            10,210              0.3
Short-term investments .............           76,092              2.6            80,228              2.6
                                        -------------    -------------     -------------    -------------
        Total investments ..........    $   2,960,125            100.0%    $   3,031,436            100.0%
                                        =============    =============     =============    =============

As of September 30, 1999, 94.2% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company regularly reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 1999, the investment in non-investment grade debt was 5.8% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                            SEPTEMBER 30, 1999
                                                                                      ------------------------------
NAIC DESIGNATION            EQUIVALENT S&P RATINGS (1)                                CARRYING VALUE      PERCENT
----------------    ---------------------------------------------------------------   --------------   -------------
                                                                                          (DOLLARS IN THOUSANDS)
        1           (AAA, AA, A) ..................................................   $   1,413,438             59.7%
        2           (BBB) .........................................................         816,803             34.5
                                                                                      -------------    -------------
                    Total investment grade ........................................       2,230,241             94.2
        3           (BB) ..........................................................          99,352              4.2
        4           (B) ...........................................................          29,687              1.3
        5           (CCC, CC, C) ..................................................           8,016              0.3
        6           In or near default ............................................              --               --
                                                                                      -------------    -------------
                    Total below investment grade ..................................         137,055              5.8
                                                                                      -------------    -------------
                    Total fixed maturities ........................................   $   2,367,296            100.0%
                                                                                      =============    =============

------------------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in the Company's portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at September 30, 1999:

                                                                          HELD FOR INVESTMENT
                                                 ---------------------------------------------------------------------
                                                                       GROSS             GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST        GAINS             LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------
                                                                        (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed
     securities .............................    $      355,404    $        5,911    $       (3,379)    $      357,936
                                                 ==============    ==============    ==============     ==============

                                                                          AVAILABLE FOR SALE
                                                 ---------------------------------------------------------------------
                                                                       GROSS             GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST        GAINS             LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------
                                                                        (DOLLARS IN THOUSANDS)

Bonds:
     United States Government and agencies ..    $       61,611    $          253    $         (450)    $       61,414
     State, municipal and other governments .            59,431               236            (1,804)            57,863
     Public utilities .......................           129,831             2,518            (2,777)           129,572
     Corporate securities ...................         1,050,470            23,389           (39,980)         1,033,879
     Mortgage and asset-backed securities ...           696,876             5,331           (14,603)           687,604
Redeemable preferred stock ..................            44,782               620            (3,842)            41,560
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $    2,043,001    $       32,347    $      (63,456)    $    2,011,892
                                                 ==============    ==============    ==============     ==============

Equity securities ...........................    $       40,248    $        1,702    $       (6,073)    $       35,877
                                                 ==============    ==============    ==============     ==============

The carrying value and estimated market value of the Company's portfolio of fixed maturity securities at September 30, 1999, by contractual maturity, are shown below.

                                                     HELD FOR INVESTMENT                 AVAILABLE FOR SALE
                                              --------------------------------    --------------------------------
                                                                   ESTIMATED                           ESTIMATED
                                              AMORTIZED COST     MARKET VALUE     AMORTIZED COST     MARKET VALUE
                                              --------------    --------------    --------------    --------------
                                                                     (DOLLARS IN THOUSANDS)
Due in one year or less ..................    $           --    $           --    $       39,644    $       39,916
Due after one year through five years ....                --                --           230,790           231,809
Due after five years through ten years ...                --                --           404,639           398,161
Due after ten years ......................                --                --           626,270           612,842
                                              --------------    --------------    --------------    --------------
                                                          --                --         1,301,343         1,282,728
Mortgage and asset-backed securities .....           355,404           357,936           696,876           687,604
Redeemable preferred stocks ..............                --                --            44,782            41,560
                                              --------------    --------------    --------------    --------------
                                              $      355,404    $      357,936    $    2,043,001    $    2,011,892
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

The following table sets forth the amortized cost, par value and carrying value of the Company's mortgage and asset-backed securities at September 30, 1999, summarized by type of security.

                                                                                                               PERCENT OF
                                                          AMORTIZED                                               FIXED
                                                            COST            PAR VALUE      CARRYING VALUE      MATURITIES
                                                       --------------    --------------    --------------    --------------
                                                                              (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
    Sequential ....................................    $      390,753    $      394,744    $      390,200              16.5%
    Pass through ..................................            77,150            76,618            74,716               3.1
    Planned and targeted amortization class .......            41,741            41,772            41,665               1.8
    Other .........................................            11,446            11,712            11,437               0.5
                                                       --------------    --------------    --------------    --------------
Total residential mortgage-backed securities ......           521,090           524,846           518,018              21.9
Commercial mortgage-backed securities .............           201,450           200,581           198,524               8.4
Other asset-backed securities .....................           329,740           331,069           326,466              13.8
                                                       --------------    --------------    --------------    --------------
Total mortgage and asset-backed securities ........    $    1,052,280    $    1,056,496    $    1,043,008              44.1%
                                                       ==============    ==============    ==============    ==============

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

At September 30, 1999, the Company held $314.6 million or 10.6% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 1999, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. The Company's mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of the Company's mortgage loan portfolio at September 30, 1999 include: Pacific (28%) which includes California and Washington; and West South Central (26%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with office buildings (43%) and retail facilities (35%) representing the largest holdings at September 30, 1999.

The Company's asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. At September 30, 1999, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.7 years. Based on the fixed income analytical system utilized by the Company, including its mortgage-backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.8 as of September 30, 1999.

OTHER ASSETS

Deferred policy acquisition costs increased 11.4% in the 1999 period to $226.8 million due principally to the capitalization of costs incurred with new sales. Assets held in separate accounts increased $41.3 million, or 21.7%, to $231.4 million at September 30, 1999 due primarily to net transfers to the separate accounts resulting from sales of the Company's variable products. Driven by the decrease in unrealized appreciation on fixed maturity securities classified as available for sale, total assets decreased 0.5% from $3,651.0 million at December 31, 1998 to $3,631.7 million at September 30, 1999.

LIABILITIES

Policy liabilities and accruals increased 1.6% to $2,401.8 million at September 30, 1999. The relatively modest increase in policy liabilities is partially attributable to the Company's marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of the Company's policy liabilities and accruals as well as the separate account liabilities. During the third quarter of 1999, the Company issued $40.0 million in long-term debt and used the proceeds to fund the maturity of the Company's $24.5 million short-term note payable. Deferred income taxes decreased 79.6% to $9.5 million at September 30, 1999 due principally to the decrease in unrealized appreciation on fixed maturity securities classified as available for sale. At September 30, 1999, the Company had total liabilities of $3,009.9 million, a 1.5% increase from total liabilities at December 31, 1998.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased 10.1% to $524.7 million at September 30, 1999, compared to $583.6 million at December 31, 1998. This decrease is principally attributable to the decrease in unrealized appreciation on securities classified as available for sale and stock repurchases, partially offset by net income during the nine months ended September 30, 1999.

At September 30, 1999, common stockholders' equity was $521.7 million, or $16.42 per share, compared to $580.6 million, or $17.75 per share at December 31, 1998. Included in stockholders' equity per common share is ($0.65) at September 30, 1999 and $1.61 at December 31, 1998 attributable to unrealized investment gains (losses) resulting from marking the Company's fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation on fixed maturity and equity securities classified as available for sale decreased stockholders' equity $73.3 million during the nine months ended September 30, 1999, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

During the nine months ended September 30, 1999, the Company repurchased 1,038,641 shares of Class A common stock for $20.4 million. The repurchases were made in accordance with a $25.0 million stock repurchase plan approved by the Company's Board of Directors on November 16, 1998.

During the nine months ended September 30, 1999, the parent company paid common and preferred stock dividends totaling $8.1 million. Common and preferred stock dividends totaling $7.7 million were also paid during the corresponding 1998 period. It is anticipated dividend requirements for the remainder of 1999 will be $0.0825 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $2.6 million. In addition, interest payments on holding company debt are estimated to be $1.3 million for the remainder of 1999.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its debt. The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year.

On September 22, 1999, Farm Bureau Life paid an extraordinary dividend totaling $75.0 million, consisting of cash and fixed maturity securities, to FBL Financial Group, Inc. Because of this dividend, Farm Bureau Life would need further regulatory approval to pay any additional dividends to FBL Financial Group, Inc. during the remainder of 1999. In addition, the Company expects that further regulatory approval will be required for any dividends prior to the expiration of the aforementioned 12 month measurement period ending September 22, 2000. However, management believes that, due to the financial strength of Farm Bureau Life, such regulatory approval would be granted to fund FBL Financial Group's regular quarterly interest and dividend (subject to Board approval) requirements.

Primarily as a result of the $75.0 million dividend, FBL Financial Group, Inc. has cash and investments totaling $80.2 million at September 30, 1999. Except for the potential acquisition of approximately $4.6 million worth of the Company's common stock to complete the current stock repurchase plan, management does not have any immediate plans to deploy this capital and is currently evaluating capital management and investment options.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the nine-month period ended September 30, 1999, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $60.5 million and $27.8 million in the nine months ended September 30, 1999 and 1998, respectively. These funds were primarily used to increase the Life Companies' fixed maturity and mortgage loan investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines, Farm Bureau Life is eligible to establish and borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the Federal Home Loan Bank of Des Moines owned by Farm Bureau Life, which supported a borrowing capacity of $55.8 million at September 30, 1999. During the third quarter of 1999, the Company established a line of credit and borrowed $40.0 million under this arrangement, leaving a borrowing capacity of $15.8 million at September 30, 1999. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (5.35% at September 30, 1999). Fixed maturity securities with a carrying value of $42.0 million are on deposit with the FHLB as collateral for the note.

The Company has a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at September 30, 1999, are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.25% at September 30, 1999).

Management anticipates that funds to meet its short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. Management believes that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet the Company's anticipated cash obligations for the foreseeable future. The Company's investment portfolio at September 30, 1999, included $76.1 million of short-term investments and $255.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

The Company may from time to time review potential acquisition opportunities. The Company anticipates that funding for any such acquisition may be provided from available cash resources, debt or equity financing. As of September 30, 1999, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27    Financial Data Schedule

(b)   Reports on Form 8-K filed during the quarter ended September 30, 1999:

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 8, 1999

                                 FBL FINANCIAL GROUP, INC.



                                 By /s/ Thomas R. Gibson
                                    --------------------------------------------
                                    Thomas R. Gibson
                                    Chief Executive Officer (Principal Executive
                                    Officer)


                                 By /s/ James W. Noyce
                                    --------------------------------------------
                                    James W. Noyce
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)