Form 10-K
period 1999-12-31
FBL FINANCIAL GROUP INC
filed 2000-03-16
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_| Yes |X| No

Aggregate market value of Class A Common Stock held by non-affiliates of the registrant (computed as of March 6, 2000): $184,145,172

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 29,956,817 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of March 6, 2000.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 16, 2000 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

FBL Financial Group, Inc. (we or the Company) sells variable universal life, traditional life, universal life and disability income insurance and variable and traditional annuity products. We principally market these products through our core distribution force consisting of approximately 1,620 exclusive Farm Bureau agents in 14 midwestern and western states. We also market variable universal life and variable annuity products in other states through alliances with non-affiliated Farm Bureau insurance companies, other non-Farm Bureau life insurance companies and a regional broker-dealer.

Our life insurance operations are complemented by non-insurance services we provide to third parties and affiliates. These include investment advisory, leasing, marketing and distribution services. In addition, we provide management and administrative services to four Farm Bureau affiliated property-casualty companies.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993 and our principal insurance subsidiaries include Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust). During 1999, we merged Western Farm Bureau Life Insurance Company (Western Life), a former wholly-owned subsidiary, into Farm Bureau Life.

BUSINESS STRATEGY

We have a three-pronged growth strategy that consists of (1) internal growth within our traditional Farm Bureau distribution network in 14 midwestern and western states, (2) alliances and consolidations with other Farm Bureau companies and (3) alternative distribution - opportunities beyond the boundaries of the Farm Bureau network. Our growth strategies are detailed below:

GROWTH STRATEGY #1 - INTERNAL GROWTH WITHIN OUR TRADITIONAL FARM BUREAU DISTRIBUTION NETWORK. Our main focus is to grow our core business, which comes through our Farm Bureau distribution network in 14 states, through cross-selling opportunities, new products and competitive product features. We have significant opportunities to increase our sales through cross selling life insurance products to Farm Bureau members who already own a property-casualty policy offered by Farm Bureau affiliated property-casualty companies. For example, in the six-state region consisting of Iowa, Minnesota, South Dakota, Utah, Arizona and New Mexico approximately 25% of the Farm Bureau members own at least one of our life products, 61% own at least one Farm Bureau property-casualty product and approximately 20% own both, providing significant opportunity for cross selling. Cross selling and other opportunities have been enhanced in recent years through the introduction of new products including single premium deferred annuity, single premium immediate annuity and last survivor whole life policies. Also, during 1999, we introduced several new variable product features including new outside investment options from Fidelity(R)* and T. Rowe Price, dollar cost averaging, systematic withdrawals, automatic re-balancing and several other items for the benefit of the policyholder. During 2000, we plan to introduce supplementary contracts with variable settlement options and a last survivor variable universal life product.

GROWTH STRATEGY #2 - ALLIANCES AND CONSOLIDATIONS WITH OTHERS IN THE FARM BUREAU ORGANIZATION. As the only Farm Bureau organization with variable product expertise, variable product alliances within the Farm Bureau network give us additional growth and economies of scale while sharing our expertise and expanding relationships within the Farm Bureau network. Since December 1998, we have launched variable product alliances with Country Life Insurance Company of Illinois, Southern Farm Bureau Life Insurance Company of Mississippi and United Farm Family Life Insurance Company of Indiana. In January of 2000, we signed a letter of intent for a variable annuity alliance with Farm Bureau Life Insurance Company of Missouri. These organizations join Kansas Farm Bureau Life Insurance Company as alliance partners within the Farm Bureau network. Our variable products are now available through six of the nine Farm Bureau affiliated life insurance groups. We believe that additional opportunities exist in the cultivation of new business alliances within the national Farm Bureau organization. These

                            * Fidelity(R) is a registered trademark of FMR Corp.

alliances can range from marketing agreements to sell our variable products to the consolidation of resources through acquisition. We also believe that our position as a publicly traded Farm Bureau affiliated company increases our attractiveness as a merger partner.

GROWTH STRATEGY #3 - ALTERNATIVE DISTRIBUTION - ALLIANCES AND CONSOLIDATIONS OUTSIDE THE FARM BUREAU NETWORK. We are also focusing on creating alliances with entities outside the Farm Bureau organization to complement our solid foundation of serving Farm Bureau members. We seek to leverage our expertise in designing, registering and marketing variable products through unaffiliated companies that do not have the expertise or systems to underwrite variable products. Alliances with these types of entities are an efficient means to leverage our insurance product expertise and expand our distribution channels. We currently have variable product alliances with two life insurance companies and a regional broker-dealer. We will continue to seek alliances of this nature to broaden our distribution system and target the needs of new market segments.

Our subsidiary, EquiTrust, a life insurance company currently licensed in 42 states, underwrites life insurance and annuity products sold by our alliance partners. Variable sales by our alliance partners are generally underwritten by EquiTrust, but may be underwritten by our alliance partner. With respect to our alliances with insurance companies, the risks, costs and profits of the business are shared, generally on an equal basis, through reinsurance arrangements. For all of our alliance partners, we perform various administrative processing and other services with respect to the variable business written.

SEGMENT INFORMATION

In general, we are organized by the types of products and services we offer for sale. Our principal and only reportable operating segment is our life insurance segment. Life operations have been aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. We also have several other operating segments that do not meet the quantitative threshold for separate segment reporting. A summary of these segments, along with the related source of revenues, is as follows:

SEGMENT                            SOURCE OF REVENUES
Investment advisory..............  Fee income from the management of investments
Marketing and distribution.......  Commissions and distribution fee income from the sale of mutual funds and
                                     insurance products not issued by us
Leasing..........................  Income from operating leases
Corporate........................  Fees from management and administrative services

See Note 15 of Notes to Consolidated Financial Statements for additional information regarding the financial results by operating segment.

MARKETING

MARKET AREA

Our sales are principally conducted in the following 14 state core marketing region: multi-line (we own the life company and manage the property-casualty company) states - Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah; and life only (we own the life company only) states - Colorado, Idaho, Montana, Nebraska, North Dakota, Oklahoma, Wisconsin and Wyoming. Additionally, our Farm Bureau variable alliance partners market to Farm Bureau members in an additional 19 states and our alternative distribution alliance partners market to non-Farm Bureau members throughout the United States.

Our core target market consists primarily of farmers, ranchers, rural and suburban residents and related individuals and businesses. We believe that this target market represents a relatively financially conservative and stable customer base, which is generally familiar with Farm Bureau and the benefits of Farm Bureau membership. Many of our customers are self-employed individuals who are responsible for providing for their own insurance needs. Their financial planning needs tend to focus on security, primary insurance needs and retirement savings.

AFFILIATION WITH FARM BUREAU

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation, the nation's largest grass roots farm and ranch organization with over 4.9 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations and related trademarks and service marks, a company must have permission from the state's Farm Bureau federation. Historically, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the 14 states in our core market territory, we have the exclusive right to use the "Farm Bureau" name and "FB" logo for marketing products in those states.

The American Farm Bureau Federation has the right to terminate our right to use the "Farm Bureau" and "FB" designations in all of our states (i) in the event of a material breach of the trademark license that we do not cure within 60 days,
(ii) immediately in the event of termination by the American Farm Bureau of the Iowa Farm Bureau's membership in the American Farm Bureau or (iii) in the event of a material breach of the Iowa Farm Bureau Federation's membership agreement with the American Farm Bureau Federation, including by reason of the failure of the Iowa Farm Bureau Federation to cause us to adhere to the American Farm Bureau Federation's policies. Each state Farm Bureau federation in our trade territory could terminate our right to use the Farm Bureau designations in that particular state without cause on 60 days' notice. We believe that the occurrence of any such termination is highly unlikely.

We believe our relationship with Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. Additionally, Farm Bureau members provide a financially conservative and stable target market which has resulted in persistency for our products that exceeds industry averages.

Our life insurance products are currently available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships generally cost $15 to $130 and are available to individuals and families who are farmers and ranchers, and to the general public as well.

To facilitate our working relationship with state Farm Bureau organizations, the Presidents of the 14 state Farm Bureau federations in our core market territory serve on our Board of Directors. The President of the Kansas Farm Bureau federation also serves on our Board of Directors. Each state Farm Bureau federation, or its assignee, benefits from its relationship with us through receipt of royalties. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 1999, total royalties paid to Farm Bureau organizations were approximately $1.9 million.

We have marketing agreements with all of the Farm Bureau property-casualty companies in our core marketing area, pursuant to which the property-casualty companies develop and manage an agency force that sells both property-casualty products for that company and life products for us. We pay them a fee for this service in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent. We paid overwrite commissions totaling $5.0 million in 1999.

Our Advisory Committee, which consists of certain executives of Farm Bureau property-casualty insurance companies in our market territory, assists us in our relationships with the property-casualty organizations. The Advisory Committee meets on a regular basis to coordinate efforts and issues relating to the agency force and other related matters. We view the Advisory Committee as an important contributor to our success in marketing products through the Farm Bureau system.

All of the state Farm Bureau federations in our current marketing area are associated with the American Farm Bureau Federation. The primary goal of the American Farm Bureau Federation is to improve net farm income and the quality of life of farmers, ranchers and other rural residents through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico. Within each state, Farm Bureau is generally organized at the county level. Farm Bureau programs generally include policy development, state and national lobbying activities, leadership development, speaker corps, media relations, crime prevention, marketing clubs, women's activities, young farmers activities, promotion and education and commodity promotion activities. Member services provided by Farm Bureau vary by state but generally include newspapers and magazines, theft and arson rewards, eye care programs, vehicle purchase and leasing programs, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance and financial planning services.

EXCLUSIVE AGENCY FORCE - CORE MARKET TERRITORY

Our life insurance, annuities, disability income insurance and sponsored mutual funds are currently marketed throughout our core market territory by an exclusive Farm Bureau force of approximately 1,620 agents and agency managers. We have a written contract with each member of our agency force. The contracts do the following:

* Specify and limit the authority of the agents to solicit insurance applications on our behalf.
* Describe the nature of the independent contractor relationship between us and the agent.
* Define the agent as an exclusive agent limited to selling insurance of the types sold on our behalf, only for us and Farm Bureau affiliated insurance companies.
*    Allow either party to immediately terminate the contract.
*    Specify the compensation payable to the agents.
*    Reserve our ownership of customer lists.
*    Set forth all other terms and conditions of the relationship.

Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. Agents' offices are generally located in or serve as the Farm Bureau office for their community. We believe that Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers and cross selling of additional insurance products.

Our agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty company, our agents are supervised by agency managers and assistant managers employed by the property-casualty companies which are under our direction. There are approximately 750 agents and managers in our multi-line states, all of whom market a full range of our life insurance products and most of whom market our mutual funds. These agents and agency managers also market property-casualty products for the property-casualty companies that we manage.

In our life only states, our life insurance products and sponsored mutual funds are marketed through agents managed by the property-casualty company affiliated with the Farm Bureau federation of that state. These agents, of which there are approximately 870, market our life and mutual fund products on an exclusive basis and market the property-casualty products of that state's affiliated property-casualty companies. Agents as well as agency managers in our life only states are our independent contractors.

Several initiatives during 1999 supported our effort to increase production through our core distribution channel. In addition to adding enhancements to our products, we now promote the use of administrative and production assistants. These are individuals hired by an agent to help him or her with administrative and service responsibilities, as well as the acquisition of new business. We also just started a program of paying commissions up front in connection with new sales. This assists our new agents as they develop their book of business. Many of our agents have significantly expanded their productivity in all product lines as a result of these initiatives.

During the first quarter of 2000, we launched a Life Specialist program with the goal of increasing sales within our core distribution channel. The Life Specialist is hired by a multi-line manager to work as a resource within the agency for life sales, including advanced markets. Providing we achieve the expected results, we will expand this program into other agencies in late 2000.

Approximately 97% of the agents in our multi-line states are licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and sponsored mutual funds. We continue to emphasize the training of agents for NASD licensing in our life only territories, where approximately 75% of the agents are NASD licensed.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.

We structure our agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years after new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 1999, approximately 43% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

The focus of agency managers is to recruit and train agents to achieve high production levels of profitable business. Agency managers receive overwrite commissions on each agent's life insurance commissions which vary according to that agent's productivity level and persistency of business. During the first three years of an agent's relationship with us, the agent's manager receives additional overwrite commissions to encourage early agent development. Early agent development is also encouraged through financing arrangements and, at the option of the agent, the annualization of commissions paid when a life policy is sold.

We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. We believe that these programs provide significant incentives for the most productive agents. Approximately 12% of the agents qualify for our annual incentive trip.

Agents recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 1999 in our multi-line states was approximately 90%. We believe retention of agents is enhanced because of their ability to sell both life and property-casualty insurance products, as well as mutual funds.

AGENCY FORCE - ALLIANCE PARTNERS

Our Farm Bureau alliance partners have approximately 6,200 exclusive agents that are dedicated to selling Farm Bureau products. At the time of this writing, approximately 16% of these agents are registered representatives and our partners are working with their other agents to license them to sell variable products. Our Farm Bureau alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products.

The alliance partners outside the Farm Bureau network have over 21,800 independent agents that have access to outside variable products and are not limited solely to our variable products. While many of the alliance partners' agents are not currently licensed for the sale of variable life insurance and variable annuity products, the alliance partners are promoting the licensing of existing agents and the recruitment of agents that are licensed.

Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products.

PRODUCTS CURRENTLY UNDERWRITTEN

We are currently engaged in selling a varied portfolio of insurance products including variable, interest sensitive and traditional permanent life insurance, term life, variable and traditional annuities and disability income insurance primarily to individuals in the rural and suburban areas of our market territory. As discussed in more detail under the section entitled "Disability Income Insurance" following, we intend to discontinue the sale of disability income insurance during 2000.

VARIABLE UNIVERSAL LIFE INSURANCE. Variable universal life insurance is our lead life insurance product. The variable universal life policy provides permanent life insurance protection with a flexible premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder's account balance. The policyholder has the ability to direct cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared.

Policyholders can select from variable sub-accounts managed by us as well as sub-accounts that are managed by outside investment advisors. See "Variable Sub-Accounts and Mutual Funds."

UNIVERSAL LIFE INSURANCE. We offer a universal life policy which is similar in design to the variable universal life policy, but without the additional investment options for the cash value. Interest is credited to the cash value at rates that we periodically set. Agents need not be registered with the NASD to offer this product. We also market a last survivor universal life policy designed especially for the estate planning market.

TRADITIONAL LIFE INSURANCE. We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual participating policy dividends. For 1999, participating life policies represented 12% of first year life insurance collected premiums. We have a substantial book of in-force participating policies with persistency which has historically exceeded industry averages.

We currently market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. We may change the premium scales at any time but may not increase rates above guaranteed levels. In the past, we sold participating term insurance, but this product has been discontinued.

ANNUITIES. We offer annuities which are generally marketed to individuals in anticipation of retirement. We offer variable and traditional annuities principally in the form of flexible premium deferred annuities which allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. For variable annuities, policyholders have the right to direct the cash value of the policy into an assortment of sub-accounts, thereby assuming the investment risk passed through by those sub-accounts. Approximately 59% of our existing individual annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date.

The sub-account options for variable annuity contracts are the same as those available for variable universal life policies. See "Variable Sub-Accounts and Mutual Funds."

In addition to flexible premium deferred annuities, we also market single premium immediate annuity (SPIA) and single premium deferred annuity (SPDA) products. These products feature a single premium paid when the contract is issued and interest crediting similar to other traditional annuities. Benefit payments on SPIA contracts begin immediately after the issuance of the contract and, for SPDA, are similar to our other traditional annuity products.

DISABILITY INCOME INSURANCE. We write a number of individual disability policies. This type of policy provides for payment of benefits in the event of a disabling accident or illness. Disability benefits reimburse the policyholder for a specified dollar amount payable over a specific time period or for the duration of the disability. Disability is defined as the inability to pursue the policyholder's own occupation for the first two years after disability, and the inability to pursue any occupation thereafter. The risks insured are similar to those insured in a medical expense policy but the claim costs are much more predictable. Since the policies are guaranteed renewable rather than noncancellable, we may change the premium scale at any time based on claim costs incurred, subject to regulatory approval. Some disability income products offer flexibility in coverage amounts as financial needs change.

During 2000, it is anticipated that we will discontinue underwriting long-term disability income insurance and begin to offer, to our agents, a long-term disability income product underwritten by Country Life Insurance Company. We will not share in the risks, costs or profits of the new product, but will earn a commission on new sales. It is anticipated that this change, over time, will result in a decrease in accident and health premiums and benefits as our existing block of business matures.

The following table sets forth the first year and renewal premiums collected for our life, annuity and accident and health products for the years indicated:

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                         1999            1998            1997           1996            1995
                                                     -----------     -----------     -----------     -----------     ---------
                                                                               (DOLLARS IN THOUSANDS)
Direct life premiums collected:
    Universal life
        First year ..............................    $     2,747     $     2,857     $     3,522     $     4,398     $   2,452
        Renewal .................................         40,978          42,263          44,969          46,493        47,901
                                                     -----------     -----------     -----------     -----------     ---------
           Total ................................         43,725          45,120          48,491          50,891        50,353
    Variable universal life
        First year - core distribution ..........         13,385          15,272          12,427           9,244         7,689
        First year - alliance partners ..........          1,468              98              --              --            --
        Renewal .................................         27,399          22,423          19,156          16,715        13,625
        Internal rollover .......................         10,052          18,032           7,824           2,726         1,328
                                                     -----------     -----------     -----------     -----------     ---------
           Total ................................         52,304          55,825          39,407          28,685        22,642
    Participating whole life
        First year ..............................          3,003           3,226           3,646           6,105         7,390
        Renewal .................................         61,881          61,867          61,660          58,818        54,743
                                                     -----------     -----------     -----------     -----------     ---------
           Total ................................         64,884          65,093          65,306          64,923        62,133
    Other
        First year ..............................          4,282           4,151           3,802           3,409         3,242
        Renewal .................................         18,122          16,676          15,513          14,646        13,891
                                                     -----------     -----------     -----------     -----------     ---------
           Total ................................         22,404          20,827          19,315          18,055        17,133
                                                     -----------     -----------     -----------     -----------     ---------
                Total direct life ...............        183,317         186,865         172,519         162,554       152,261
Reinsurance ceded ...............................         (4,841)         (4,632)         (4,681)         (4,521)       (4,190)
                                                     -----------     -----------     -----------     -----------     ---------
Total life, net of reinsurance ..................        178,476         182,233         167,838         158,033       148,071
Direct annuity premiums collected:
    Traditional annuities:
        Individual ..............................         50,911          51,775          54,002          59,111        64,557
        Group ...................................          1,227           1,022           7,241          16,502         6,253
        Reinsurance assumed .....................            190          22,034              --              --            --
                                                     -----------     -----------     -----------     -----------     ---------
                Total traditional annuities .....         52,328          74,831          61,243          75,613        70,810
    Variable annuities:
        First year - core distribution ..........         26,034          24,891          23,773          14,638         5,426
        First year - alliance partners ..........          8,888             490              --              --            --
        Renewal .................................          5,135           4,616           3,641           1,424           393
        Internal rollover .......................          7,097          11,469           6,240             855           143
                                                     -----------     -----------     -----------     -----------     ---------
                Total variable annuities ........         47,154          41,466          33,654          16,917         5,962
                                                     -----------     -----------     -----------     -----------     ---------
Total annuities .................................         99,482         116,297          94,897          92,530        76,772
Accident and health premiums collected,
    net of reinsurance ..........................         13,323          11,717          11,370          10,558        10,023
                                                     -----------     -----------     -----------     -----------     ---------
Total collected premiums, net of
    reinsurance .................................    $   291,281     $   310,247     $   274,105     $   261,121     $ 234,866
                                                     ===========     ===========     ===========     ===========     =========

Alliance partner amounts are net of ceded and assumed premiums collected.

During the five years in the period ended December 31, 1999, we have emphasized the marketing of our variable products. This marketing emphasis, coupled with the popularity of variable products and a program to encourage the rollover of universal life policies to variable universal life policies, has resulted in a shift in premiums during the period from traditional and interest sensitive products to variable products.

During 1999, we cancelled certain ceded reinsurance contracts on our accident and health business. As a result of these cancellations, accident and health premiums ceded decreased $0.9 million in 1999 compared to 1998. During 1998, we assumed a block of individual deferred annuity policies through a 100% coinsurance agreement. Premiums related to this block of business totaled $22.0 million in 1998.

LIFE INSURANCE AND ANNUITIES IN FORCE

The following table sets forth information regarding life insurance and annuities in force at the end of each year presented:

                                                                 AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      1999          1998          1997          1996          1995
                                                   ----------    ----------    ----------    ----------    ----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT FACE AMOUNTS IN MILLIONS)
Life insurance
    Universal and variable universal
        Number of direct policies .............       119,211       114,317       109,558       107,817       105,256
        Policyholder account balances .........    $  601,757    $  576,392    $  565,291    $  540,116    $  503,877
        Direct face amounts ...................        10,267         9,549         8,830         8,476         8,096
    Traditional
        Number of direct policies .............       262,363       265,407       267,476       266,599       267,452
        Future policy benefits ................    $  710,801    $  691,047    $  672,885    $  645,684    $  617,376
        Direct face amounts ...................        10,758        10,117         9,551         8,719         8,113
    Total life
        Number of direct policies .............       381,574       379,724       377,034       374,416       372,708
        Direct face amounts ...................    $   21,025    $   19,666    $   18,381    $   17,195    $   16,209
 Deposit administration funds -
    Policyholder account balances .............    $  135,453    $  127,128    $   77,254    $   54,028    $   48,109
 Annuities and variable annuities:
    Number of direct policies .................        49,212        48,785        49,912        50,255        49,575
    Policyholder account balances .............    $  742,374    $  770,081    $  808,740    $  808,221    $  779,827
    Future policy benefits ....................       146,458       122,870       127,509       123,646       110,412
 Liabilities related to separate accounts .....       256,028       190,111       138,409        79,043        44,789

Substantially all of the deposit funds relate to the funding of the Farm Bureau retirement plans. In 1998, the funding vehicle for a portion ($48.0 million) of the Farm Bureau retirement plans was changed from group annuities to deposit administration funds.

We have experienced low lapse rates compared to the life insurance industry, as indicated in the following table:

                                                                LAPSE RATES FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                       1999          1998          1997          1996          1995
                                                    ----------    ----------    ----------    ----------    ----------
Our life insurance lapse rates..................       7.6 %         7.2 %         7.0 %         7.5 %         7.9 %
Industry life insurance lapse rates.............       (A)           8.3           8.5           8.5           8.8

------------

(A) The industry lapse rate for 1999 is not available as of the filing date of this Form 10-K.

UNDERWRITING

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of nine underwriters who have an average of 19 years of experience in the insurance industry. Our underwriters review each applicant's written application, which is prepared under the supervision of our agents, and any required medical records. We employ blood and urine testing (including HIV antibody testing) to provide additional information on applications of over $100,000 face amount. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Any tobacco use by a life insurance applicant within the preceding one year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

REINSURANCE

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. These treaties are automatically renewed and nonterminable for the first 10 years with regard to cessions already made and are terminable after 90 days with regard to future cessions. After 10 years, we have the right to terminate and can generally discontinue the reinsurance on a block of business. This is normally done to increase our retention on older business to the same level as current cessions.

Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our retention limit on life policies issued after June 30, 1999 is $1,100,000. For policies issued prior to July 1, 1999, the maximum retention is generally limited to $600,000. Indemnity reinsurance does not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay such claims. No reinsurer of business ceded by us has failed to pay any material policy claims (either individually or in the aggregate) with respect to our ceded business. We continually monitor the financial strength of our reinsurers. If for any reason such reinsurance coverages would need to be replaced, we believe that replacement coverages from financially responsible reinsurers would be available. A summary of our primary reinsurers as of December 31, 1999 is as follows:

                                                     A.M. BEST      AMOUNT OF IN
REINSURER                                             RATING        FORCE CEDED
                                                   -------------   -------------
                                                                    (DOLLARS IN
                                                                     MILLIONS)
Lincoln National Life Insurance Company............     A          $     823.8
Business Men's Assurance Company...................     A                428.6
The Cologne Life Reinsurance Company...............     A+               282.4
All other..........................................                      291.5
                                                                  --------------
     Total.........................................                $   1,826.3
                                                                  ==============

POLICY RESERVES

The policy liabilities reflected in the consolidated financial statements are calculated in accordance with accounting principles generally accepted in the United States. Liabilities for universal life and annuity policies consist of the premiums and considerations received plus accumulated credited interest, less accumulated policyholder assessments and benefits. For traditional policies, liabilities for future policy benefits have been provided based on the net level premium method, including assumptions as to interest, mortality and other assumptions underlying the guaranteed policy cash values. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding policy liability assumptions.

INTEREST CREDITING AND PARTICIPATING DIVIDEND POLICY

We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to universal life insurance and annuity products after any initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's required interest spread and competitive market conditions at the time.

We pay dividends, credit interest and determine other nonguaranteed elements on their individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors.

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

Average contractual credited rates on our universal life contracts were 6.01% in 1999, 6.12% in 1998 and 6.32% in 1997 and average credited rates on our annuity contracts were 5.69% in 1999, 6.05% in 1998 and 6.23% in 1997.

RATINGS

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated "A+(Superior)" by A.M. Best, A.M. Best's second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++(Superior)" to "D(Poor)." Farm Bureau Life has maintained its existing "A+(Superior)" rating since A.M. Best first began using this rating methodology. EquiTrust is rated "A- (Excellent)" by A.M. Best. A.M. Best ratings consider claim paying ability and are not a rating of investment worthiness.

VARIABLE SUB-ACCOUNTS AND MUTUAL FUNDS

We sponsor the EquiTrust Series Fund, Inc. (the Series Fund) and EquiTrust Variable Insurance Series Fund (the Insurance Series Fund) (collectively, the EquiTrust Funds) which are open-end, diversified series management investment companies. The Series Fund is available to the general public. The Variable Insurance Series Fund offers its shares, without a sales charge, only to our separate accounts and our alliance partners as the investment medium for variable annuity contracts or variable life insurance policies. These Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the market place; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal, and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the equity EquiTrust Funds at December 31, 1999 aggregated $425.9 million.

Our variable products also include sub-accounts that invest in mutual funds managed by outside investment advisors in addition to our proprietary funds. We receive an administrative service fee from the outside investment advisors ranging from 5 basis points to 25 basis points (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold.

EquiTrust Investment Management Services, Inc. (the Advisor), a subsidiary, receives an annual fee based on the average daily net assets of each EquiTrust Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Variable Insurance Series Fund. The Advisor also serves as distributor and principal underwriter for the EquiTrust Funds. The Advisor receives from the Series Fund a 0.50% annual distribution services fee, a 0.25% annual administration services fee and a 0.05% accounting fee, and receives directly any contingent deferred sales charge paid on the early redemption of shares. EquiTrust Marketing Services, LLC, another subsidiary, serves as the principal dealer for the Series Fund and receives commissions and service fees.

We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly, on a graduated basis commencing at 0.25%, and certain other fees. The net assets of the Money Market Fund were $30.1 million at December 31, 1999.

EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest or pay money.

COMPETITION

We operate in a highly competitive industry. The operating results of companies in the insurance industry have been historically subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. We believe our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to maintain high ratings from A.M. Best. In connection with the development and sale of our products, we encounter significant competition from other insurance companies, and other financial institutions, such as banks and broker-dealers, many of whom have financial resources substantially greater than ours.

REGULATION

Our insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, mutual funds, investment advisor and certain licensed broker-dealers and agents are also subject to regulation by the Securities and Exchange Commission, the NASD, and state agencies.

Increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of recent legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines and the circumstances under which dividends may be paid. We do not believe the adoption in any of our operating states of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.

IMPACT OF YEAR 2000

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (page 20), for disclosures regarding the impact of the Year 2000 on our operations.

EMPLOYEES

At February 1, 2000, we had approximately 1,200 employees. Many employees and the executive officers also provide services to Farm Bureau Mutual Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease which expires in 2013. The property leased currently consists of approximately 181,000 square feet of a 400,000 square foot office building located at 5400 University Avenue, West Des Moines, Iowa 50266. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are a party to lawsuits arising in the normal course of business. We believe the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND DIVIDEND INFORMATION

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock for each quarter of 1999 and 1998. All per share amounts reflect a two-for-one common stock split which occurred on April 17, 1998.

COMMON STOCK DATA (PER SHARE)    1ST QTR.     2ND QTR.     3RD QTR.     4TH QTR.
                                ---------    ---------    ---------    ---------

1999
High........................... $ 24 1/2     $ 22 1/2     $ 21 3/8     $ 20 3/4
Low............................   17 3/8       17 1/8       18 5/8       12 3/8

Dividends declared and paid.... $ 0.0825     $ 0.0825     $ 0.0825     $ 0.0825

1998
High........................... $ 26 5/16    $ 30 11/16   $ 28 5/8     $ 26 3/8
Low............................   17 5/8       24 3/4       19 11/16     18 1/16

Dividends declared and paid.... $  0.075     $  0.075     $  0.075     $  0.075

There is no established public trading market for the Company's Class B common stock. As of March 1, 2000, there were approximately 2,800 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 27 holders of Class B common stock.

The Company intends to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2000 will be $0.09 per common share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity" (page 26) and Note 10 to the consolidated financial statements (page 56).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                         1999            1998            1997           1996            1995
                                                     ------------    ------------    ------------   ------------    ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Interest sensitive product charges ...............   $     55,363    $     52,157    $     47,979   $     43,654    $     43,722
Traditional life insurance and accident and
  health premiums ................................         95,930          93,473          92,528         92,780          85,611
Net investment income ............................        225,820         228,067         220,366        208,265         221,525
Realized gains (losses) on investments ...........         (2,342)         (4,878)         40,953         52,760           5,860
Total revenues ...................................        394,986         389,621         421,351        413,373         377,719

Income from continuing operations ................         54,325          52,675          75,128         84,049          58,189
Income (loss) from discontinued operations .......             --             287             699         (1,165)          1,439
Gain on sale of discontinued operations ..........          1,385             978              --             --              --
Net income .......................................         55,710          53,940          75,827         82,844          59,628
Net income applicable to common stock ............         55,560          53,790          73,656         80,634          59,628
Per common share:
  Income from continuing operations ..............           1.68            1.56            2.01           1.90            1.23
  Income from continuing operations -
    assuming dilution ............................           1.65            1.52            1.97           1.89            1.23
  Earnings .......................................           1.72            1.60            2.03           1.87            1.26
  Earnings - assuming dilution ...................           1.69            1.56            1.99           1.86            1.26
  Cash dividends .................................           0.33            0.30            0.20           0.04              --
Weighted average common shares
  outstanding - assuming dilution ................     32,829,972      34,400,513      36,971,236     43,270,392      47,182,200
CONSOLIDATED BALANCE SHEET DATA:
Total investments ................................   $  2,950,200    $  3,031,436    $  2,940,911   $  2,829,517    $  2,620,132
Assets held in separate accounts .................        256,028         190,111         138,409         79,043          44,789
Total assets .....................................      3,662,331       3,650,960       3,601,526      3,368,192       3,093,582
Long-term debt ...................................         40,000              71          24,577         24,581          12,604
Total liabilities ................................      3,060,178       2,965,869       2,894,708      2,724,867       2,524,781
Company-obligated mandatorily redeemable
  preferred stock of subsidiary trust ............         97,000          97,000          97,000             --              --
Total stockholders' equity .......................        505,008         583,588         605,315        638,522         564,298
Book value per common share ......................          15.94           17.75           16.77          14.28           11.83
Book value per common share excluding
  unrealized appreciation (depreciation) (1) .....          17.46           16.14           15.36          13.75           11.12
OTHER DATA (UNAUDITED):
Adjusted operating income applicable to
  common stock (2) ...............................   $     55,201    $     55,998    $     46,977   $     42,495    $     41,648
Adjusted operating income per common
  share - assuming dilution (2) ..................           1.68            1.63            1.27           0.98            0.88
Statutory capital and surplus (3) ................        301,542         376,929         360,782        344,965         288,302
Net statutory premiums collected (4) .............        291,281         310,247         274,105        261,121         234,866
Life insurance in force ..........................     19,198,748      18,367,078      17,132,235     16,113,121      15,254,669

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Excludes the effect of reporting certain fixed maturity securities at fair value.

(2) Adjusted operating income equals net income adjusted to eliminate certain items which we believe are not indicative of operating trends because they are unusual and/or nonrecurring in nature, including the impact of realized gains (losses) on investments, gain on sale of discontinued operations and net income (loss) from a venture capital investment company subsidiary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Statutory data has been derived from the annual statements of our insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(4) Net statutory premiums include premiums collected from annuities and universal life-type products. For GAAP reporting, such premiums received are not reported as revenues. Amounts include internal rollover premiums to variable universal life or variable annuity contracts totaling $17.1 million in 1999, $29.5 million in 1998, $14.1 million in 1997, $3.6 million in 1996 and $1.5 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SECTIONS INCLUDE A SUMMARY OF FBL FINANCIAL GROUP, INC.'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL CONDITION AND WHERE APPROPRIATE, FACTORS THAT MANAGEMENT BELIEVES MAY AFFECT FUTURE PERFORMANCE. PLEASE READ THIS DISCUSSION IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. UNLESS NOTED OTHERWISE, ALL REFERENCES TO FBL FINANCIAL GROUP, INC (WE OR THE COMPANY) INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND EQUITRUST LIFE INSURANCE COMPANY (EQUITRUST) (COLLECTIVELY, THE LIFE COMPANIES).

OVERVIEW

We sell universal life, variable universal life, traditional life and disability income insurance and traditional and variable annuity products. These products are principally marketed through a core distribution force consisting of approximately 1,600 exclusive Farm Bureau agents in 14 midwestern and western states. Variable universal life and variable annuity products are also marketed in other states through alliances with unaffiliated Farm Bureau companies. We also market variable products through alliances with two life insurance companies and a regional broker-dealer not affiliated with Farm Bureau. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage four Farm Bureau affiliated property-casualty insurance companies.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life and accident and health insurance products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits. For participating traditional life insurance and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality, and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity. Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits. The profitability of the Life Companies is primarily affected by fluctuations in mortality, morbidity, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. We have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

Revenues and income from continuing operations are primarily derived from our life insurance segment. Revenues and expenses of our other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 15 of the Notes to Consolidated Financial Statements (page 59) for additional information regarding segment information.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

Net income applicable to common stock totaled $55.6 million in 1999, $53.8 million in 1998 and $73.7 million in 1997. The increase in net income in 1999 is primarily the result of increased equity income and the impact of realized gains and losses on investments. These items are offset by an increase in operating expenses relating to the closing of an administrative service center and an increase in the level of operations to support our expanding variable alliances. In addition, net investment income decreased in 1999 due partially to a decrease in fee income from mortgage loan prepayments and bond calls. The decrease in net income in 1998 is attributable primarily to the impact of realized gains and losses on investments. Adjusted operating income applicable to common stock, which does not include the impact of realized gains and losses on investments and other items that management believes are not indicative of operating trends, totaled $55.2 million in 1999, $56.0 million in 1998 and $47.0 million in 1997. The following is a reconciliation of net income to adjusted operating income.

                                                                            YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1999             1998             1997
                                                                ------------     ------------     ------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ......................    $     55,560     $     53,790     $     73,656
Adjustments:
    Net realized losses (gains) on investments .............           1,026            3,186          (25,956)
    Gain on disposal of property-casualty operations .......          (1,385)            (978)              --
    Net income from FBL Ventures ...........................              --               --             (723)
                                                                ------------     ------------     ------------
Adjusted operating income applicable to common stock .......    $     55,201     $     55,998     $     46,977
                                                                ============     ============     ============

Earnings per common share - assuming dilution ..............    $       1.69     $       1.56     $       1.99
                                                                ============     ============     ============
Adjusted operating earnings per common share -
  assuming dilution ........................................    $       1.68     $       1.63     $       1.27
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

The change in earnings per common share from year to year is positively impacted by a decrease in the weighted average common shares outstanding during the three-year period ended December 31, 1999. Weighted average common shares outstanding totaled 32.8 million in 1999, 34.4 million in 1998 and 37.0 million in 1997. These decreases are the result of acquisitions of common stock by the Company during 1999, 1998 and 1997.

A summary of our premiums and product charges is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                 1999            1998            1997
                                                                             ------------    ------------    ------------
                                                                                        (DOLLARS IN THOUSANDS)
Premiums and product charges:
     Interest sensitive product charges .................................    $     55,363    $     52,157    $     47,979
     Traditional life insurance and accident and health premiums ........          95,930          93,473          92,528
                                                                             ------------    ------------    ------------
         Total ..........................................................    $    151,293    $    145,630    $    140,507
                                                                             ============    ============    ============

INTEREST SENSITIVE PRODUCT CHARGES increased 6.1% in 1999 to $55.4 million and 8.7% in 1998 to $52.2 million. These increases are due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances. Surrender charge income decreased 27.6% in 1999 to $2.1 million and increased 76.3% in 1998 to $2.9 million as a result of changes in the amount of interest sensitive product surrenders.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH PREMIUMS increased 2.6% in 1999 to $95.9 million and 1.0% in 1998 to $93.5 million. During 1999, traditional life premiums increased 1.0% to $82.6 million and accident and health premiums increased 14.0% to $13.3 million. During 1998, traditional life premiums increased 0.7% to $81.8 million and accident and health premiums increased 3.4% to $11.7 million. Management believes the relatively flat sales of traditional life insurance products are the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 11.8% to $42.3 million in 1999 and increased 19.7% to $37.8 million in 1998. The increase in accident and health premiums is primarily the result of the recapture of certain reinsurance ceded business, which is not expected to be a recurring item in 2000.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, decreased 1.0% in 1999 to $225.8 million and increased 3.5% in 1998 to $228.1 million. The decrease in 1999 is attributable to a decrease in the yield partially offset by an increase in average invested assets. The increase in 1998 is attributable to increases in yield and average invested assets. Average invested assets totaled $2,982.1 million in 1999, $2,895.5 million in 1998 and $2,855.7 million in 1997. The annualized yield earned on average invested assets was 7.57% in 1999 compared to 7.88% in 1998 and 7.72% in 1997. The yield during the 1999 period declined due principally to a reduction in the amount of prepayment and bond call fee income. Despite a general decline in market interest rates during 1998 and 1997, yield on invested assets during 1998 increased due principally to an increase in prepayment and bond call fee income. Fee income from mortgage loan prepayments and bond calls totaled $5.2 million in 1999, $9.8 million in 1998 and $3.1 million in 1997. In addition, we recorded $1.7 million in interest income during 1999 relating to settlement of a fixed maturity security that had been in default. We had discontinued the accrual of interest on this security during 1996. The revenue from these sources is not expected to stay at these levels.

REALIZED GAINS (LOSSES) ON INVESTMENTS increased 52.0% in 1999 to a loss of $2.3 million and decreased 111.9% in 1998 to a loss of $4.9 million. Realized gains (losses) include writedowns of investments that became other-than-temporarily impaired totaling $7.2 million in 1999, $9.4 million in 1998 and $23.8 million in 1997. These writedowns are the result of sustained operating losses, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective years. Net realized gains in 1997 resulted primarily from the sale of equity securities. The level of realized gains (losses) is subject to fluctuation from year to year depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME decreased 2.8 % in 1999 to $20.2 million and increased 6.5% in 1998 to $20.8 million. The decrease in 1999 is primarily due to a $0.9 million decrease in rental income resulting from the exchange of the home office properties for common stock on March 30, 1998. The increase in 1998 is attributable to an increase in the level of leasing, investment advisory and other financial services provided to affiliates and third parties, partially offset by a $2.4 million decrease in rental income due to the exchange of home office properties. See "Exchange of Home Office Properties."

A summary of our policy benefits is as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                    1999            1998            1997
                                                                                ------------    ------------    ------------
                                                                                           (DOLLARS IN THOUSANDS)
Policy benefits:
     Interest sensitive products benefits ..................................    $    123,231    $    122,527    $    122,729
     Traditional life insurance and accident and health benefits ...........          57,941          55,880          56,369
     Increase in traditional life and accident and health future policy
         benefits ..........................................................          19,556          21,264          27,173
     Distributions to participating policyholders ..........................          25,360          25,818          25,852
                                                                                ------------    ------------    ------------
         Total .............................................................    $    226,088    $    225,489    $    232,123
                                                                                ============    ============    ============

INTEREST SENSITIVE PRODUCT BENEFITS increased 0.6% in 1999 to $123.2 million and decreased 0.2% in 1998 to $122.5 million. The components of interest sensitive product benefits, along with selected average contractual interest crediting rates, are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------
                                                                           1999            1998             1997
                                                                        -----------     -----------     -----------
                                                                                   (DOLLARS IN THOUSANDS)
     Interest credited to account balances .........................    $   105,121     $   105,604     $   107,239
     Death benefits in excess of related account balances ..........         18,110          16,923          15,490
     Weighted average contractual crediting rates:
          Universal life liabilities ...............................           6.01%           6.12%           6.32%
          Annuity liabilities ......................................           5.69            6.05            6.23

We decreased interest crediting rates on many of our products during 1999 and 1998 in response to the general decline in market interest rates during 1998. The impact of the decreases in interest crediting rates was partially offset by increases in the average account balances outstanding.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, increased 0.5% in 1999 to $77.5 million and decreased 7.7% in 1998 to $77.1 million. Death and surrender benefits on traditional products increased 2.1% in 1999 to $49.2 million and 3.6% in 1998 to $48.2 million. Accident and health benefits increased 29.1% in 1999 to $5.5 million and decreased 33.0% in 1998 to $4.3 million. During 1999, these increases were partially offset by a decrease in the change in reserves on life and accident and health policies. A $5.9 million decrease in the change in reserves in 1998 compared to 1997 is attributable primarily to a $4.0 million decrease in the change in accident and health reserves resulting from fewer disability income claims. Traditional life insurance and accident and health benefits tend to fluctuate from year to year as a result of changes in mortality and morbidity experience.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS decreased 1.8% in 1999 to $25.4 million and 0.1% in 1998 to $25.8 million. These decreases are primarily attributable to decreases in the average interest rate used in the dividend formula for these policies to 5.72% at December 31, 1999, from 5.84% at December 31, 1998 and 5.89% at December 31, 1997.

A summary of our underwriting, acquisition and insurance expenses is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           1999            1998            1997
                                                                       ------------    ------------    ------------
                                                                                  (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
     Commission expense, net of deferrals .........................    $      9,740    $      9,125    $      9,037
     Amortization of deferred policy acquisition costs ............          12,434          10,171           8,474
     Other underwriting, acquisition and insurance expenses, net of
         deferrals ................................................          48,002          44,687          44,072
                                                                       ------------    ------------    ------------
         Total ....................................................    $     70,176    $     63,983    $     61,583
                                                                       ============    ============    ============

COMMISSION EXPENSE increased 6.7% in 1999 to $9.7 million and 1.0% in 1998 to $9.1 million. Commission expense increased during the periods due primarily to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased 22.2% in 1999 to $12.4 million and 20.0% in 1998 to $10.2 million. The increases are partially attributable to increases in the unamortized acquisition cost asset due to growth in the volume of business in force. During 1999, there was also a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. During 1998, amortization also increased due to an increase in the profitability of the underlying business.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 7.4% in 1999 to $48.0 million and 1.4% in 1998 to $44.7 million. The increases are generally attributable to an increase in the level of operations to support the promotion and administration of variable products sold by our variable alliance partners. In addition, included in insurance expenses for 1999 are restructuring charges totaling $1.2 million relating to the closing of an administrative service center. See "Restructuring." Expenses totaling $0.8 million in 1999, $2.2 million in 1998 and $0.7 million in 1997 were incurred to modify our computer systems to prepare for the Year 2000 date conversion. See "Impact of Year 2000." The increases were partially offset by a $0.9 million decrease in 1999 and $2.6 million decrease in 1998 in home office real estate expense due to the exchange of home office properties on March 30, 1998. See "Exchange of Home Office Properties." Changes in the amounts and timing of estimated guaranty fund assessments resulted in a related credit of $1.2 million in 1998, while the adoption of a new accounting pronouncement in 1997 resulted in an increase in guaranty fund expense of $1.6 million in 1997.

INTEREST EXPENSE increased 51.1% in 1999 to $2.6 million and 13.2% in 1998 to $1.7 million due to an increase in average debt outstanding.

OTHER EXPENSES decreased 2.8% in 1999 to $15.0 million and increased 33.6% in 1998 to $15.5 million. Other expenses were relatively consistent during 1999 as the level of financial services provided to affiliates and third parties were comparable. The increase in 1998 is due principally to an increase in the level of leasing, management and financial services provided to affiliates and third parties during 1998 compared to 1997.

INCOME TAXES decreased 1.9% in 1999 to $25.9 million and 31.2% in 1998 to $26.4 million. The effective tax rate was 31.9% for 1999, 31.8% for 1998 and 33.5% for 1997. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax-exempt interest and dividend income and a tax benefit in 1999, 1998 and a portion of 1997 associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust.

DIVIDENDS ON COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY TRUST were $4.9 million in 1999 and 1998 and $2.8 million in 1997. The underlying securities were issued on May 30, 1997. The increase in 1998 is offset by a corresponding decrease in dividends on serial preferred stock.

EQUITY INCOME, NET OF RELATED INCOME TAXES, increased 215.7% in 1999 to $4.0 million and decreased 39.8% in 1998 to $1.3 million. Equity income includes our proportionate share of gains and losses on investments owned by the underlying partnerships and joint ventures. The level of these gains and losses is subject to fluctuation from year to year depending on the prevailing economic environment and the timing of the sale of investments held by the partnerships and joint ventures.

RESTRUCTURING

We closed an administrative service center during July 1999 and merged two life insurance subsidiaries effective July 1, 1999. As a result of the closing of the service center, a leased property was vacated, 22 job positions were eliminated and moving costs were incurred. During 1999, we charged to expense costs totaling $1.2 million, $0.4 million of which remains accrued at December 31, 1999, for related severance benefits, lease costs and other costs primarily associated with closing the service center.

We expect to have pre-tax savings from these two transactions of approximately $1.4 million annually beginning in 2000. Approximately $0.5 million in pre-tax cost savings were earned during 1999 as a result of the restructuring.

DISCONTINUED OPERATIONS AND PRODUCT LINE

We recorded a gain of $1.4 million in 1999 and $1.0 million in 1998, net of related income taxes, on the sale of Utah Farm Bureau Insurance Company (Utah Insurance), a former wholly-owned property-casualty insurance company, to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. In addition, during 1998 the increase in net unrealized appreciation on securities classified as available for sale was reduced $1.4 million, net of related income taxes, as a result of the sale. The gain on the sale may be increased in future years in accordance with an earn-out provision included in the related sales agreement. See "Liquidity - FBL Financial Group, Inc."

Income (loss) from discontinued operations totaled $0.3 million for 1998 and $0.7 million for 1997. Revenues from discontinued operations totaled $12.9 million through the date of sale in 1998 and $53.2 million in 1997.

During 2000, it is anticipated that we will discontinue underwriting long-term disability income insurance and begin to offer, to our agents, a long-term disability income product underwritten by one of our variable alliance partners. We will not share in the risks, costs or profits of the new product, but will earn a commission on new sales. It is anticipated that this change, over time, will result in a decrease in accident and health premiums and benefits as our existing block of business matures.

EXCHANGE OF HOME OFFICE PROPERTIES

On March 30, 1998, we exchanged a subsidiary owning our home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. We are leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. A gain on the transaction of approximately $21.0 million was deferred and is being amortized over the term of the operating lease. The exchange did not have a significant impact on income from continuing operations in 1999 or 1998, nor is it expected to have a significant impact in the future. The impact is not significant because the increase in net expense associated with leasing the properties versus owning them directly is substantially offset by the amortization of the deferred gain on the transaction.

IMPACT OF YEAR 2000

Many of our computer programs were originally written using two digits rather than four to define a particular year. As a result, these computer programs had time-sensitive software that could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have caused a system failure or miscalculations causing disruptions to operations, including, but not limited to, a temporary inability to process transactions, send premium notices and calculate policy reserves and accruals. The Year 2000 could have also caused other non-information technology systems, such as telephone switches, to fail or malfunction.

As of March 10, 2000, we have not encountered any significant Year 2000 date-related problems that adversely impact our operations. The fact that we have not encountered any significant problems is attributable to a three-year date conversion project, which began in 1997. The plan consisted of the following phases:

* Identification of all information technology and non-information technology systems that have time-sensitive software.
*    Modification or replacement of the software/systems.
*    Testing the modified or new software/systems.
* Development of a contingency plan to address any critical system that may malfunction.

In addition, we had ongoing formal communications with all of our significant vendors to keep abreast of the extent to which our interface systems were vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The total incremental cost of the Year 2000 project (those costs which would not have been incurred had the Year 2000 issue not existed) attributable to continuing operations was $3.7 million and was funded through operating cash flows. Year 2000 modification costs incurred and charged to expense totaled $0.8 million in 1999, $2.2 million in 1998 and $0.7 million in 1997. We also incurred internal costs associated with the Year 2000 project. These costs, which are principally payroll-related expenses for information systems personnel, have not been separately accounted for and, therefore, are not available. We expect costs incurred during 2000 related to the Year 2000 project to be negligible.

Despite our success to date, we could still experience a disruption to our operations as a result of the Year 2000. However, we believe the likelihood of experiencing Year 2000 problems is remote, as our critical systems and programs have been used in our daily operations since December 31, 1999 and, as stated previously, no related problems have been encountered.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio decreased 2.7% to $2,950.2 million at December 31, 1999 compared to $3,031.4 million at December 31, 1998. This decrease is primarily the result of a $162.5 million decrease in unrealized appreciation on fixed maturity securities classified as available for sale, partially offset by positive cash flows from operations. The decrease in unrealized appreciation on fixed maturity securities is the result of an increase in market interest rates at December 31, 1999 compared to December 31, 1998.

Over the last several years, the mix of the our life insurance business has been shifting from traditional and interest sensitive products to variable products. In addition, in an attempt to enhance our persistency rate, we have promoted an exchange program for the rollover of universal life policies to variable universal life policies. We expect the shift to variable products to continue due to this program and the continued popularity of variable products. A majority of premiums received on variable products are typically invested in our separate accounts as opposed to the general account investments. This trend is expected to impact the future growth rate of our investment portfolio and separate account assets.

Internal investment professionals manage our investment portfolio. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements. We continually review the returns on invested assets and change the mix of invested assets as deemed prudent under the current market environment to help maximize current income.

Our investment portfolio is summarized in the table below:

                                                                            DECEMBER 31,
                                         ----------------------------------------------------------------------------------
                                                   1999                         1998                         1997
                                         ------------------------     ------------------------     ------------------------
                                          CARRYING                     CARRYING                     CARRYING
                                           VALUE        PERCENT         VALUE        PERCENT         VALUE        PERCENT
                                         ----------    ----------     ----------    ----------     ----------    ----------
                                                                       (DOLLARS IN THOUSANDS)
Fixed maturities:
    Public ..........................    $1,733,678          58.8%    $1,852,291          61.1%    $1,807,240          61.4%
    144A private placement ..........       429,269          14.6        347,499          11.5        276,578           9.4
    Private placement ...............       178,445           6.0        242,542           8.0        267,358           9.1
                                         ----------    ----------     ----------    ----------     ----------    ----------
    Total fixed maturities ..........     2,341,392          79.4      2,442,332          80.6      2,351,176          79.9
Equity securities ...................        35,345           1.2         35,287           1.2         57,736           2.0
Mortgage loans on real estate .......       314,523          10.7        299,372           9.9        323,605          11.0
Investment real estate:
    Acquired for debt ...............           783            --            867            --          1,168            --
    Investment ......................        19,336           0.6         39,812           1.3         38,774           1.3
Policy loans ........................       123,717           4.2        123,328           4.1        121,941           4.2
Other long-term investments .........         8,575           0.3         10,210           0.3         14,438           0.5
Short-term investments ..............       106,529           3.6         80,228           2.6         32,073           1.1
                                         ----------    ----------     ----------    ----------     ----------    ----------
        Total investments ...........    $2,950,200         100.0%    $3,031,436         100.0%    $2,940,911         100.0%
                                         ==========    ==========     ==========    ==========     ==========    ==========

As of December 31, 1999, 93.8% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 1999, the investment in non-investment grade debt was 6.2% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities.

                                                                             DECEMBER 31,
                                            -------------------------------------------------------------------------------
                                                      1999                       1998                        1997
                                            -----------------------     -----------------------     -----------------------
   NAIC                                      CARRYING                    CARRYING                    CARRYING
DESIGNATION   EQUIVALENT S&P RATINGS (1)      VALUE       PERCENT         VALUE       PERCENT         VALUE       PERCENT
-----------   ----------------------------  ----------   ----------     ----------   ----------     ----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
    1         (AAA, AA, A)................  $1,414,868         60.4%    $1,570,264         64.3%    $1,548,628         65.9%
    2         (BBB).......................     781,342         33.4        738,468         30.2        689,414         29.3
                                            ----------   ----------     ----------   ----------     ----------   ----------
              Total investment grade......   2,196,210         93.8      2,308,732         94.5      2,238,042         95.2
    3         (BB)........................     107,249          4.6        105,138          4.3         62,214          2.7
    4         (B).........................      30,490          1.3         18,005          0.7         47,225          2.0
    5         (CCC, CC, C)................       7,293          0.3          7,060          0.3            525           --
    6         In or near default..........         150           --          3,397          0.2          3,170          0.1
                                            ----------   ----------     ----------   ----------     ----------   ----------
              Total below investment
                grade.....................     145,182          6.2        133,600          5.5        113,134          4.8
                                            ----------   ----------     ----------   ----------     ----------   ----------
              Total fixed maturities......  $2,341,392        100.0%    $2,442,332        100.0%    $2,351,176        100.0%
                                            ==========   ==========     ==========   ==========     ==========   ==========

     (1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

Mortgage and other asset-backed securities constitute a significant portion of our portfolio of securities. These securities were purchased at a time when we believed these types of investments provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

The following table sets forth the par value, amortized cost and carrying value of our mortgage and asset-backed securities at December 31, 1999, summarized by type of security.

                                                                                                         PERCENT OF
                                                          AMORTIZED                        CARRYING         FIXED
                                                            COST           PAR VALUE        VALUE        MATURITIES
                                                         ------------    ------------    ------------    ----------
                                                                            (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
    Sequential ......................................    $    398,001    $    402,276    $    395,605          16.9%
    Pass through ....................................          75,242          74,738          71,541           3.1
    Planned and targeted amortization class .........          41,042          41,144          40,953           1.7
    Other ...........................................          11,396          11,663          11,389           0.5
                                                         ------------    ------------    ------------    ----------
Total residential mortgage-backed securities ........         525,681         529,821         519,488          22.2
Commercial mortgage-backed securities ...............         210,905         209,746         205,780           8.8
Other asset-backed securities .......................         325,555         326,899         317,498          13.5
                                                         ------------    ------------    ------------    ----------
Total mortgage and asset-backed securities ..........    $  1,062,141    $  1,066,466    $  1,042,766          44.5%
                                                         ============    ============    ============    ==========

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

At December 31, 1999, we held $314.5 million or 10.7% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 1999, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at December 31, 1999 include: Pacific (27.2%), which includes California; and West South Central (25.7%), which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (44.6%) and retail facilities (34.6%) representing the largest holdings at December 31, 1999.

OTHER ASSETS

Deferred policy acquisition costs increased 16.1% to $236.3 million at December 31, 1999 due principally to the capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $10.8 million during 1999 due to the impact of the decrease in unrealized appreciation on fixed maturity securities classified as available for sale. Assets held in separate accounts increased 34.7% to $256.0 million at December 31, 1999 due primarily to net transfers to the separate accounts resulting from sales of our variable products. Total assets increased 0.3% to $3,662.3 million at December 31, 1999. During 1999, the impact of net income on assets was offset by the decrease in unrealized appreciation on fixed maturity securities classified as available for sale and a $25.7 million repurchase of our Class A common stock.

LIABILITIES

Policy liabilities and accruals increased 2.2% to $2,416.4 million at December 31, 1999. The relatively modest increase in policy liabilities is partially attributable to our marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. During 1999, we issued $40.0 million in long-term debt and used the proceeds to fund the maturity of our $24.5 million short-term note payable. Deferred income taxes decreased 109.9% from a liability of $46.5 million at December 31, 1998 to an asset of $4.6 million at December 31, 1999, due principally to the decrease in unrealized appreciation on fixed maturity securities classified as available for sale. At December 31, 1999, we had total liabilities of $3,060.2 million, a 3.2% increase from total liabilities at December 31, 1998.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased 13.5%, to $505.0 million at December 31, 1999 compared to $583.6 million at December 31, 1998. This decrease is principally attributable to the decrease in unrealized appreciation on securities classified as available for sale and stock repurchases, partially offset by net income during 1999.

At December 31, 1999, common stockholders' equity was $502.0 million, or $15.94 per share, compared to $580.6 million, or $17.75 per share at December 31, 1998. Included in stockholders' equity per common share is ($1.52) at December 31, 1999 and $1.61 at December 31, 1998 attributable to unrealized investment gains (losses) resulting from marking our fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale decreased stockholders' equity $100.0 million during 1999, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

MARKET RISKS OF FINANCIAL INSTRUMENTS

Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and market value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The market value of our fixed maturity and mortgage loan portfolios generally increases when interest rates decrease, and decreases when interest rates increase.

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The fixed maturity securities have laddered maturities and a weighted average life of 8.6 years at December 31, 1999 and 7.0 years at December 31, 1998. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

*    The average life of the portfolio.
*    The amount and speed at which market interest rates rise or fall.
* The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates.
* The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities decelerate during periods of increasing interest rates.

For a majority of our traditional insurance products, profitability is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. For variable products, profitability on the portion of the policyholder's account balance invested in our general account, if any, is also affected by the spreads earned. The variable policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.

For a substantial portion of our business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 93% of our liabilities at December 31, 1999 and 1998. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial service institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 1999 and 1998, interest rate guarantees on interest sensitive products ranged from 3.0% to 5.5%. The weighted average guarantee was 3.7% at December 31, 1999 and 1998.

We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our products, certain interest sensitive contracts have surrender and withdrawal penalty provisions. The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive products and supplementary contracts without life contingencies:

                                                                            RESERVE BALANCE AT
                                                                               DECEMBER 31,
                                                                       ----------------------------
                                                                           1999            1998
                                                                       ------------    ------------
                                                                          (DOLLARS IN THOUSANDS)
Surrender charge rate:
      Greater than or equal to 5% .................................    $    288,695    $    359,319
      Less than 5%, but still subject to surrender charge .........         266,317         240,345
      Not subject to surrender charge .............................       1,096,276       1,019,908
Not subject to surrender or discretionary withdrawal ..............         135,602         124,654
                                                                       ------------    ------------
Total .............................................................    $  1,786,890    $  1,744,226
                                                                       ============    ============

A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity portfolio was approximately 4.7 at December 31, 1999 and 4.4 at December 31, 1998. The effective duration of the interest sensitive products was approximately 4.5 at December 31, 1999 and 3.5 at December 31, 1998.

If interest rates were to increase 10% from levels at December 31, 1999 and 1998, our fixed maturity securities and short-term investments, net of corresponding changes in the values of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserves, would decrease approximately $75.1 million at December 31, 1999 and $49.3 million at December 31, 1998. This hypothetical change in value does not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 1999 and 1998, the fair value of our debt and mandatorily redeemable preferred stock of subsidiary trust would increase $2.9 million at December 31, 1999 and $3.1 million at December 31,1998.

The computer models used to estimate the impact of a 10% change in market interest rates use many assumptions and estimates that materially impact the fair value calculations. Key assumptions used by the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair market values would likely be different from that estimated.

Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 1999. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 1999 and 1998. The mortality and expense fee rates range from 0.90% to 1.40% for 1999 and 1998. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts.

LIQUIDITY

FBL FINANCIAL GROUP, INC.

Our parent company cash inflows from operations consists primarily of dividends from subsidiaries, if declared and paid, fees which it charges the various subsidiaries and affiliates for management of their operations and tax settlements between our parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing these management services, dividends on outstanding stock and interest on our holding company debt issued to a subsidiary. In addition, our parent company will on occasion enter into capital transactions such as the acquisition of our common stock.

We received $25.0 million in cash on March 31, 1998 in connection with the sale of Utah Insurance. We received $3.2 million (before applicable taxes) subsequent to the sale in accordance with an earn-out provision included in the underlying sales agreement. We may receive additional consideration during each of the three years in the period ending December 31, 2003, in accordance with the earn-out provision. Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation is performed and settlements (subject to a maximum of $2.0 million per year) are made on a calendar year basis.

On May 30, 1997, FBL Financial Group Capital Trust (the Trust), a consolidated wholly-owned subsidiary, issued $97.0 million of 5% Preferred Securities to the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5% Preferred Securities and the related purchase of all of the Trust's common securities, the parent company issued to the Trust $100.0 million principal amount of its 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes). Concurrent with the issuance of the Notes, we purchased from the Iowa Farm Bureau Federation 5,000,000 shares of our Series A preferred stock at its liquidation value of $100.0 million. In addition, we issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million.

The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5% Preferred Securities were noncash transactions. Except for the maturity of the Notes on June 1, 2047, the parent company's future cash flow requirements were not changed significantly by the aforementioned transactions.

We acquired Class A common shares totaling 1,322,920 in 1999, 3,497,648 in 1998 and 1,930,740 in 1997 as a result of three stock repurchases and the exchange of a subsidiary owning our home office properties. These transactions reduced stockholders' equity $25.7 million in 1999, $70.7 million in 1998 and $24.8 million in 1997.

We paid common and preferred stock dividends totaling $10.8 million in 1999, $10.2 million in 1998 and $9.4 million in 1997. It is anticipated that dividend requirements for 2000 will be $0.09 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $11.3 million. In addition, interest payments on the Notes are estimated to be $5.0 million for 2000.

FBL Financial Group, Inc. expects to rely on available cash resources and on dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2000, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $40.6 million.

On September 22, 1999, Farm Bureau Life paid an extraordinary dividend totaling $75.0 million, consisting of cash and fixed maturity securities, to FBL Financial Group, Inc. Because of this dividend, we expect that further regulatory approval will be required for any dividends prior to the expiration of the aforementioned 12-month measurement period ending September 22, 2000. However, management believes that, due to the financial strength of Farm Bureau Life, such regulatory approval would be granted to fund FBL Financial Group's regular quarterly interest and dividend (subject to Board approval) requirements, if needed.

Primarily as a result of the $75.0 million dividend, FBL Financial Group, Inc. has cash and investments totaling $72.7 million at December 31, 1999. Except for the potential acquisition of approximately $24.4 million worth of our common stock to complete a stock repurchase plan and payment of expected recurring dividends, management does not have any immediate plans to deploy this capital and is currently evaluating capital management and investment options. We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 1999, we had no material commitments for capital expenditures.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in 1999, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from the year's normal premium and deposit cash inflows. This has been the case for all reported years as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $104.1 million in 1999, $121.5 million in 1998 and $99.3 million in 1997. These funds were primarily used to increase the insurance companies' short-term and fixed maturity investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, when combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a borrowing capacity of $55.8 million as of December 31, 1999. During 1999, Farm Bureau Life established a line of credit and borrowed $40.0 million under this arrangement, leaving a borrowing capacity of $15.8 million at December 31, 1999. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (5.77% at December 31, 1999). Fixed maturity securities with a carrying value of $41.7 million are on deposit with the FHLB as collateral for the note. Interest is payable at the current market rate on the date of issuance. Proceeds from the note were used to fund the maturity of our $24.5 million short-term debt.

We have a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at December 31, 1999 and $8.6 million at December 31, 1998, are being used to acquire assets that will be leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.50% at December 31, 1999).

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 1999, included $106.5 million of short-term investments and $271.7 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

PENDING ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement's effective date for the Company has been extended to the fiscal year beginning January 1, 2001, with earlier adoption encouraged. Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statement will have a significant effect on earnings or our financial position.

EFFECTS OF INFLATION

We do not believe that inflation has had a material effect on our consolidated results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others that include words such as "expect", "anticipate", "believe", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

* Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
* The degree to which our products are accepted by customers and agents (including the agents of our alliance partners) will impact our future growth rate.
* Extraordinary acts of nature or man may result in higher than expected claim activity.
* Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments" (page 24), for our qualitative and quantitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            FBL FINANCIAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



Report of Management.......................................................   30
Report of Independent Auditors.............................................   31

Audited Consolidated Financial Statements

Consolidated Balance Sheets................................................   32
Consolidated Statements of Income..........................................   34
Consolidated Statements of Changes in Stockholders' Equity.................   35
Consolidated Statements of Cash Flows......................................   36
Notes to Consolidated Financial Statements.................................   38

                              REPORT OF MANAGEMENT




To Our Stockholders

The management of FBL Financial Group, Inc. is responsible for the integrity of the financial information contained in this annual report. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain financial information presented depends on management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgements are fair and reasonable based upon available information.

Management maintains a system of internal control designed to meet its responsibilities for preparing reliable financial statements. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them. An internal audit department is maintained to continually monitor and challenge the adequacy of internal control. It is management's opinion that its system of internal control during the periods covered by this annual report was effective in providing reasonable assurance that the financial statements are fairly stated in all material respects.

The Company engages Ernst & Young LLP as independent auditors to audit its financial statements and express their opinion thereon. Their audits include reviews and tests of the Company's internal controls to the extent they believe necessary to determine and conduct the audit procedures that support their opinion. A copy of Ernst & Young LLP's audit opinion follows this letter.

The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets periodically with management, internal auditors and Ernst & Young LLP to review internal accounting control, audit activities, auditor independence and financial reporting matters. The internal auditors and Ernst & Young LLP have free access to the Audit Committee, with and without the presence of management, to discuss the adequacy of internal controls and to review the quality of financial reporting. The Audit Committee is also responsible for making recommendations to the Board of Directors concerning the selection of independent auditors.




                                       William J. Oddy
                                       CHIEF EXECUTIVE OFFICER AND DIRECTOR



                                       James W. Noyce
                                       CHIEF FINANCIAL OFFICER

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                       /s/ Ernst & Young LLP



Des Moines, Iowa
February 14, 2000

                            FBL FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                       ----------------------------
                                                                                           1999            1998
                                                                                       ------------    ------------
ASSETS
Investments:
   Fixed maturities:
      Held for investment, at amortized cost (market: 1999 - $337,794; 1998 -
         $516,729) ................................................................    $    339,362    $    492,288
      Available for sale, at market (amortized cost: 1999 - $2,077,341; 1998 -
         $1,862,861) ..............................................................       2,002,030       1,950,044
   Equity securities, at market (cost: 1999 - $38,147; 1998 - $39,589) ............          35,345          35,287
   Mortgage loans on real estate ..................................................         314,523         299,372
   Investment real estate, less allowances for depreciation of $2,300 in 1999
      and $4,223 in 1998 ..........................................................          20,119          40,679
   Policy loans ...................................................................         123,717         123,328
   Other long-term investments ....................................................           8,575          10,210
   Short-term investments .........................................................         106,529          80,228
                                                                                       ------------    ------------
Total investments .................................................................       2,950,200       3,031,436

Cash and cash equivalents .........................................................           6,482           4,516
Securities and indebtedness of related parties ....................................          61,309          65,291
Accrued investment income .........................................................          35,707          34,318
Accounts and notes receivable .....................................................           1,733             833
Amounts receivable from affiliates ................................................           4,484           4,020
Reinsurance recoverable ...........................................................           4,812           4,711
Deferred policy acquisition costs .................................................         236,263         203,581
Value of insurance in force acquired ..............................................          15,894          14,533
Property and equipment, less allowances for depreciation of $40,115 in 1999
   and $37,100 in 1998 ............................................................          60,506          55,250
Current income taxes recoverable ..................................................              --          13,185
Deferred income taxes .............................................................           4,616              --
Goodwill, less accumulated amortization of $4,181 in 1999 and $3,484 in
   1998 ...........................................................................           9,251           9,948
Other assets ......................................................................          15,046          19,227
Assets held in separate accounts ..................................................         256,028         190,111







                                                                                       ------------    ------------
         Total assets .............................................................    $  3,662,331    $  3,650,960
                                                                                       ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                        -----------------------------
                                                                                            1999             1998
                                                                                        ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
      Future policy benefits:
           Interest sensitive products .............................................    $  1,626,042     $  1,596,471
           Traditional life insurance and accident and health products .............         752,733          731,873
           Unearned revenue reserve ................................................          27,650           25,373
      Other policy claims and benefits .............................................          10,019           10,625
                                                                                        ------------     ------------
                                                                                           2,416,444        2,364,342
   Other policyholders' funds:
      Supplementary contracts without life contingencies ...........................         160,848          147,755
      Advance premiums and other deposits ..........................................          83,258           84,206
      Accrued dividends ............................................................          13,554           13,797
                                                                                        ------------     ------------
                                                                                             257,660          245,758

   Short-term debt .................................................................              --           24,500
   Short-term debt payable to affiliate ............................................          11,694            8,626
   Amounts payable to affiliates ...................................................             166              511
   Long-term debt ..................................................................          40,000               71
   Current income taxes payable ....................................................           1,002               --
   Deferred income taxes ...........................................................              --           46,497
   Other liabilities ...............................................................          77,184           85,453
   Liabilities related to separate accounts ........................................         256,028          190,111
                                                                                        ------------     ------------
           Total liabilities .......................................................       3,060,178        2,965,869

Commitments and contingencies

Minority interest in subsidiaries:
    Company-obligated mandatorily redeemable preferred stock
      of subsidiary trust ..........................................................          97,000           97,000
    Other ..........................................................................             145            4,503

Stockholders' equity:
    Preferred stock, without par value, at liquidation value - authorized
      10,000,000 shares, issued and outstanding 5,000,000 Series B shares ..........           3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 30,307,232 shares in 1999 and 31,512,113 shares
      in 1998 ......................................................................          42,308           42,034
   Class B common stock, without par value - authorized 1,500,000 shares,
      issued and outstanding 1,192,990 shares ......................................           7,558            7,558
   Accumulated other comprehensive income (loss) ...................................         (49,917)          50,050
   Retained earnings ...............................................................         502,059          480,946
                                                                                        ------------     ------------
      Total stockholders' equity ...................................................         505,008          583,588
                                                                                        ------------     ------------
           Total liabilities and stockholders' equity ..............................    $  3,662,331     $  3,650,960
                                                                                        ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------
                                                                               1999             1998              1997
                                                                           ------------     ------------     ------------
Revenues:
    Interest sensitive product charges ................................    $     55,363     $     52,157     $     47,979
    Traditional life insurance and accident and health premiums .......          95,930           93,473           92,528
    Net investment income .............................................         225,820          228,067          220,366
    Realized gains (losses) on investments ............................          (2,342)          (4,878)          40,953
    Other income ......................................................          20,215           20,802           19,525
                                                                           ------------     ------------     ------------
       Total revenues .................................................         394,986          389,621          421,351
Benefits and expenses:
    Interest sensitive product benefits ...............................         123,231          122,527          122,729
    Traditional life insurance and accident and health benefits .......          57,941           55,880           56,369
    Increase in traditional life and accident and health future
       policy benefits ................................................          19,556           21,264           27,173
    Distributions to participating policyholders ......................          25,360           25,818           25,852
    Underwriting, acquisition and insurance expenses ..................          70,176           63,983           61,583
    Interest expense ..................................................           2,553            1,690            1,493
    Other expenses ....................................................          15,020           15,453           11,565
                                                                           ------------     ------------     ------------
       Total benefits and expenses ....................................         313,837          306,615          306,764
                                                                           ------------     ------------     ------------
                                                                                 81,149           83,006          114,587
Income taxes ..........................................................         (25,911)         (26,404)         (38,367)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily redeemable
       preferred stock of subsidiary trust ............................          (4,850)          (4,850)          (2,829)
    Other .............................................................             (35)            (335)            (351)
Equity income, net of related income taxes ............................           3,972            1,258            2,088
                                                                           ------------     ------------     ------------
Income from continuing operations .....................................          54,325           52,675           75,128
Discontinued operations:
    Income from property-casualty operations, net of related
       income taxes ...................................................              --              287              699
    Gain on disposal of property-casualty operations, net of
       related income taxes ...........................................           1,385              978               --
                                                                           ------------     ------------     ------------
Net income ............................................................          55,710           53,940           75,827
Dividends on Series A and B preferred stock ...........................            (150)            (150)          (2,171)
                                                                           ------------     ------------     ------------
Net income applicable to common stock .................................    $     55,560     $     53,790     $     73,656
                                                                           ============     ============     ============
Earnings per common share:
    Income from continuing operations .................................    $       1.68     $       1.56     $       2.01
    Income from discontinued operations ...............................            0.04             0.04             0.02
                                                                           ------------     ------------     ------------
    Earnings per common share .........................................    $       1.72     $       1.60     $       2.03
                                                                           ============     ============     ============
Earnings per common share - assuming dilution:
    Income from continuing operations .................................    $       1.65     $       1.52     $       1.97
    Income from discontinued operations ...............................            0.04             0.04             0.02
                                                                           ------------     ------------     ------------
    Earnings per common share - assuming dilution .....................    $       1.69     $       1.56     $       1.99
                                                                           ============     ============     ============
Cash dividends per common share .......................................    $       0.33     $       0.30     $       0.20
                                                                           ============     ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                         ACCUMULATED
                                                            CLASS A        CLASS B          OTHER                         TOTAL
                                             PREFERRED      COMMON         COMMON       COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                               STOCK         STOCK          STOCK       INCOME (LOSS)    EARNINGS        EQUITY
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at January 1, 1997 ..............  $    100,000   $     43,773   $      7,567   $     27,858   $    459,324   $    638,522
  Comprehensive income:
   Net income for 1997 ..................            --             --             --             --         75,827         75,827
   Change in net unrealized investment
    gains/losses ........................            --             --             --         20,701             --         20,701
                                                                                                                      ------------
  Total comprehensive income ............                                                                                   96,528
  Purchase of Series A preferred stock ..      (100,000)            --             --             --             --       (100,000)
  Issuance of Series B preferred stock ..         3,000             --             --             --             --          3,000
  Purchase of 1,930,740 shares of
   common stock .........................            --         (2,402)            --             --        (22,432)       (24,834)
  Issuance of 136,578 shares of
   common stock under stock option
   plan, including related income tax
   benefit ..............................            --          1,536             --             --             --          1,536
  Dividends on preferred stock ..........            --             --             --             --         (2,171)        (2,171)
  Dividends on common stock .............            --             --             --             --         (7,266)        (7,266)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1997 ............         3,000         42,907          7,567         48,559        503,282        605,315
  Comprehensive income:
   Net income for 1998 ..................            --             --             --             --         53,940         53,940
   Change in net unrealized investment
    gains/losses ........................            --             --             --          1,491             --          1,491
                                                                                                                      ------------
  Total comprehensive income ............                                                                                   55,431
  Acquisition of 2,536,112 shares of
   common stock in exchange for
   properties ...........................            --         (3,340)            --             --        (42,310)       (45,650)
  Purchase of 961,536 shares of
   common stock .........................            --         (1,224)            --             --        (23,784)       (25,008)
  Issuance of 277,313 shares of
   common stock under stock option
   plan, including related income tax
   benefit ..............................            --          3,742             --             --             --          3,742
  Adjustment resulting from capital
   transactions of equity investee ......            --            (51)            (9)            --             --            (60)
  Dividends on preferred stock ..........            --             --             --             --           (150)          (150)
  Dividends on common stock .............            --             --             --             --        (10,032)       (10,032)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998 ............         3,000         42,034          7,558         50,050        480,946        583,588
  Comprehensive income (loss):
   Net income for 1999 ..................            --             --             --             --         55,710         55,710
   Change in net unrealized investment
    gains/losses ........................            --             --             --        (99,967)            --        (99,967)
                                                                                                                      ------------
  Total comprehensive loss ..............                                                                                  (44,257)
  Purchase of 1,322,920 shares of
   common stock .........................            --         (1,813)            --             --        (23,839)       (25,652)
  Issuance of 118,039 shares of
   common stock under employee
   benefit and stock option plans,
   including related income tax
   benefit ..............................            --          2,087             --             --             --          2,087
  Dividends on preferred stock ..........            --             --             --             --           (150)          (150)
  Dividends on common stock .............            --             --             --             --        (10,608)       (10,608)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999 ............  $      3,000   $     42,308   $      7,558   $    (49,917)  $    502,059   $    505,008
                                           ============   ============   ============   ============   ============   ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------------------
                                                                                    1999             1998             1997
                                                                                ------------     ------------     ------------
OPERATING ACTIVITIES
Continuing operations:
     Net income ............................................................    $     54,325     $     52,675     $     75,128
     Adjustments to reconcile net income to net cash provided by continuing operations:
          Adjustments related to interest sensitive products:
              Interest credited to account balances ........................         105,121          105,604          107,238
              Charges for mortality and administration .....................         (54,229)         (52,050)         (48,468)
              Deferral of unearned revenues ................................           2,456            2,607            2,417
              Amortization of unearned revenue reserve .....................          (1,318)            (888)            (775)
          Provision for depreciation and amortization ......................          16,202           10,629           17,276
          Net losses (gains) related to investments held by broker-
              dealer and investment company subsidiaries ...................             135              326           (1,130)
          Realized losses (gains) on investments ...........................           2,342            4,878          (40,953)
          Increase in traditional life and accident and health benefit
              accruals .....................................................          20,552           22,305           26,921
          Policy acquisition costs deferred ................................         (34,275)         (31,081)         (30,111)
          Amortization of deferred policy acquisition costs ................          12,434           10,171            8,474
          Provision for deferred income taxes ..............................           2,435            3,051           (8,552)
          Other ............................................................           4,278           19,830           (9,240)
                                                                                ------------     ------------     ------------
Net cash provided by continuing operations .................................         130,458          148,057           98,225
Discontinued operations:
     Net income ............................................................           1,385            1,265              699
     Adjustments to reconcile net income to net cash provided by
          discontinued operations ..........................................          (1,385)           1,207            7,144
                                                                                ------------     ------------     ------------
Net cash provided by discontinued operations ...............................              --            2,472            7,843
                                                                                ------------     ------------     ------------
Net cash provided by operating activities ..................................         130,458          150,529          106,068

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
     Fixed maturities - held for investment ................................         154,700          151,298           49,961
     Fixed maturities - available for sale .................................         208,154          280,324          288,893
     Equity securities .....................................................          10,391           24,843          115,742
     Mortgage loans on real estate .........................................          53,922           75,887           48,059
     Investment real estate ................................................          20,080            1,349            1,191
     Policy loans ..........................................................          28,401           28,423           27,513
     Other long-term investments ...........................................           1,169            2,152              660
     Short-term investments - net ..........................................              --               --           38,870
                                                                                ------------     ------------     ------------
                                                                                     476,817          564,276          570,889

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                              1999             1998              1997
                                                                          ------------     ------------     ------------
INVESTING ACTIVITIES (CONTINUED)
Acquisition of investments:
     Fixed maturities - available for sale ...........................    $   (428,718)    $   (513,992)    $   (422,178)
     Equity securities ...............................................          (6,663)          (5,644)         (50,368)
     Mortgage loans on real estate ...................................         (69,606)         (51,883)         (78,703)
     Investment real estate ..........................................            (726)          (3,096)         (10,208)
     Policy loans ....................................................         (28,790)         (29,810)         (30,458)
     Other long-term investments .....................................          (1,014)          (1,726)          (4,960)
     Short-term investments - net ....................................         (26,301)         (48,155)              --
                                                                          ------------     ------------     ------------
                                                                              (561,818)        (654,306)        (596,875)

Proceeds from disposal, repayments of advances and other
     distributions from equity investees .............................          11,395            6,254           16,519
Investments in and advances to equity investees ......................          (6,654)          (5,505)         (41,018)
Net cash paid for acquisitions .......................................              --               --           (9,694)
Net proceeds from sale of discontinued operations ....................           1,229           24,844               --
Net purchases of property and equipment and other ....................         (16,172)         (26,680)         (13,249)
Investing activities of discontinued operations ......................              --           (2,474)          (8,356)
                                                                          ------------     ------------     ------------
Net cash used in investing activities ................................         (95,203)         (93,591)         (81,784)

FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited
     to policyholder account balances ................................         255,931          260,949          258,919
Return of policyholder account balances on interest sensitive
     and variable products ...........................................        (264,159)        (286,469)        (247,823)
Proceeds from short-term debt with affiliate .........................           3,068            8,626               --
Repayments of short-term debt ........................................         (24,500)              --               --
Proceeds from long-term debt .........................................          40,000               --               --
Repayments of long-term debt .........................................             (71)              (6)              (4)
Distributions on company-obligated mandatorily redeemable
     preferred stock of subsidiary trust .............................          (4,850)          (4,850)          (2,829)
Other distributions to minority interests - net ......................          (4,588)            (335)            (663)
Purchase of common stock .............................................         (25,309)         (25,008)         (24,834)
Issuance of common stock .............................................           1,947            2,456            1,201
Dividends paid .......................................................         (10,758)         (10,182)          (9,437)
                                                                          ------------     ------------     ------------
Net cash used in financing activities ................................         (33,289)         (54,819)         (25,470)
                                                                          ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents .....................           1,966            2,119           (1,186)
Cash and cash equivalents at beginning of year .......................           4,516            2,397            3,583
                                                                          ------------     ------------     ------------
Cash and cash equivalents at end of year .............................    $      6,482     $      4,516     $      2,397
                                                                          ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
     Interest ........................................................    $      2,414     $      1,676     $      1,486
     Income taxes ....................................................          11,781           23,683           56,592


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). We currently market individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in 14 midwestern and western states. Variable universal life insurance and variable annuity contracts are also marketed in these and other states through alliances with other insurance companies and a regional broker/dealer. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage four Farm Bureau affiliated property-casualty companies.

CONSOLIDATION

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES

Fixed maturity securities, comprised of bonds and redeemable preferred stocks that we have a positive intent and ability to hold to maturity, are designated as "held for investment." Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in our financial statements. Fixed maturity securities which may be sold are designated as "available for sale." Available for sale securities are recorded at market value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income or loss. The unrealized gains and losses included in accumulated other comprehensive income or loss are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had these amounts been realized. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

MORTGAGE LOANS ON REAL ESTATE

Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan (discounted at the loan's effective interest rate), or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.

INVESTMENT REAL ESTATE

Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in our consolidated balance sheets, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sales costs, of real estate owned decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reduced or eliminated should the fair value of the property increase. Changes in this valuation allowance are recognized as realized gains or losses on investments. No allowance was recorded at December 31, 1999 or December 31, 1998.

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

Securities and indebtedness of related parties include investments in partnerships and corporations over which we may exercise significant influence. Such investments are accounted for using the equity method. Changes in the value of the Company's investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Securities and indebtedness of related parties also includes advances and loans to the partnerships and corporations which are principally reported at cost.

REALIZED GAINS AND LOSSES ON INVESTMENTS

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration, and if this review indicates a decline in market value that is other than temporary, carrying value in the investment is reduced to its estimated realizable value (the sum of the estimated nondiscounted cash flows for securities or fair value for mortgage loans on real estate) and a specific writedown is taken. Such reductions in carrying value are recognized as realized losses on investments. Realized gains and losses on sales are determined on the basis of specific identification of investments. If we expect that an issuer of a security will modify its payment pattern from contractual terms but no writedown is required, future investment income is recognized at the rate implicit in the calculation of net realizable value under the expected payment pattern.

MARKET VALUES

Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds. Market values of redeemable preferred stocks and equity securities are based on the latest quoted market prices, or for those not readily marketable, generally at values which are representative of the market values of comparable issues.

CASH AND CASH EQUIVALENTS

For purposes of our consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE ACQUIRED

To the extent recoverable from future policy revenues and gross profits, certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrues on the unamortized balance at a weighted average rate of 5.72%.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

PROPERTY AND EQUIPMENT

Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense are computed primarily using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense was $12.4 million in 1999, $11.4 million in 1998 and $11.0 million in 1997.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which was adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP 98-1, we capitalized external software development costs and charged internal costs, primarily payroll and related items, to expense as they were incurred. Pursuant to the SOP, these internal costs are now capitalized. The effect of adopting the SOP was to increase net income for the year ended December 31, 1999 by $0.2 million.

GOODWILL

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Goodwill is generally being amortized on a straight-line basis over a period of 20 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary. If facts and circumstances suggest that goodwill is impaired, we assess the fair value of the underlying business and reduce goodwill to an amount that results in the book value of the underlying business approximating fair value. We have not recorded any such writedowns during 1999, 1998 or 1997.

FUTURE POLICY BENEFITS

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other assumptions underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.5% to 6.0%. The average rate of assumed investment yields used in estimating gross margins was 7.83% in 1999, 8.03% in 1998 and 8.15% in 1997. Accrued dividends for participating business are established for anticipated amounts earned to date for the period through the policy's next anniversary and are provided for as a separate liability. The declaration of future dividends for participating business is at the discretion of the Board of Directors. Participating business accounted for 40% of receipts from policyholders during the year ended December 31, 1999 and represented 17% of life insurance in force at December 31, 1999. Participating business accounted for 41% of receipts from policyholders during the year ended December 31, 1998 and represented 18% of life insurance in force at December 31, 1998.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest crediting rates for interest sensitive products ranged from 4.00% to 6.25% in 1999, from 4.00% to 6.50% in 1998 and from 4.00% to 7.00% in 1997.

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

GUARANTY FUND ASSESSMENTS

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes.

We had undiscounted reserves of $1.3 million at December 31, 1999 and 1998 to cover estimated future assessments on known insolvencies. We had assets totaling $2.8 million at December 31, 1999 and $3.1 million at December 31, 1998 representing estimated premium tax offsets on paid and future assessments. Expenses (credits) incurred for guaranty fund assessments, net of related premium tax offsets, totaled ($0.1) million in 1999, ($1.2) million in 1998 and $1.9 million (including $1.6 million related to the adoption of an accounting standard requiring the accrual of assessments) in 1997. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during the two year period ended December 31, 2001 and substantially all the related future premium tax offsets will be realized during the six year period ended December 31, 2005. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

DEFERRED INCOME TAXES

Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

SEPARATE ACCOUNTS

The separate account assets and liabilities reported in our accompanying consolidated balance sheets represent funds that are separately administered, principally for the benefit of certain policyholders who bear the underlying investment risk. The separate account assets and liabilities are carried at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of income.

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

REINSURANCE

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large losses and provide additional capacity for growth.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our life insurance operations cede reinsurance to various reinsurers. The cost of reinsurance is generally amortized over the contract periods of the reinsurance agreements.

OTHER INCOME AND OTHER EXPENSES

Other income and other expenses include revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenue generated by our insurance subsidiaries is classified as other income. Revenues of the insurance subsidiaries included as other income aggregated $0.6 million in 1999, $1.4 million in 1998 and $4.0 million in 1997. Lease income from leases with affiliates totaled $7.9 million in 1999, $5.8 million in 1998 and $3.0 million in 1997. Investment advisory fee income from affiliates totaled $1.5 million in 1999, $1.3 million in 1998 and $1.2 million in 1997.

COMPREHENSIVE INCOME (LOSS)

Unrealized gains and losses on our available-for-sale securities are included in other comprehensive income (loss) in stockholders' equity. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled ($0.1) million in 1999, ($0.9) million in 1998 and $26.5 million in 1997. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $0.2 million in 1999, $0.5 million in 1998 and ($15.3) million in 1997.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, policyholder liabilities and accruals and valuation allowances on investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

PENDING ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 also allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement's effective date for the Company has been extended to the fiscal year beginning January 1, 2001, with earlier adoption encouraged. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position.

2.    STOCKHOLDERS' EQUITY AND MINORITY INTEREST

On May 30, 1997, FBL Financial Group Capital Trust (the Trust), one of our wholly-owned subsidiaries, issued $97.0 million of 5% Preferred Securities to our majority stockholder, the Iowa Farm Bureau Federation. In connection with the Trust's issuance of the 5% Preferred Securities and our related purchase of all of the Trust's common securities, we issued to the Trust $100.0 million principal amount of our 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes). The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 1999, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concurrent with the issuance of the 5% Preferred Securities, we purchased from the Iowa Farm Bureau Federation our Series A preferred stock at its liquidation value of $100.0 million. In addition, we issued 5,000,000 shares of Series B preferred stock to the Iowa Farm Bureau Federation for $3.0 million. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by us, at our option, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization. The purchase of Series A preferred stock and simultaneous issuance of Series B preferred stock and 5% Preferred Securities were treated as noncash transactions for purposes of the 1997 statement of cash flows.

On October 31, 1999, the Iowa Farm Federation exchanged the 5% Preferred Securities issued by the Trust for $97.0 million face amount of 5% trust preferred securities issued by an equity investee of the Company. In preparing our consolidated financial statements, we do not eliminate our portion of the 5% Preferred Securities owned by the equity investee since the terms of the preferred securities issued by the equity investee are substantially similar to the terms of the 5% Preferred Securities.

On March 30, 1998, we exchanged a subsidiary owning our home office properties for 2,536,112 unregistered shares of Class A common stock owned by the Iowa Farm Bureau Federation. The value of the transaction, which was structured as a tax-free exchange of a real estate subsidiary, was $45.7 million, or $18.00 per common share. The book value of the properties was $24.7 million on the date of the exchange. We are leasing a portion of the properties back from a wholly-owned subsidiary of the Iowa Farm Bureau Federation under a 15-year operating lease. A gain on the transaction of approximately $21.0 million was deferred and is being amortized over the term of the operating lease. The transaction was accounted for as a noncash financing activity for purposes of the 1998 statement of cash flows.

On March 17, 1998, our Board of Directors approved a two-for-one common stock split payable in the form of a 100% stock dividend, to stockholders of record as of April 6, 1998. The additional shares were distributed April 17, 1998. As required by our Articles of Incorporation, holders of the Class B common stock received Class A common shares in payment of the stock dividend. In addition, the 5.0 million shares of Series B preferred stock have non-dilutive voting rights. As a result, voting rights on these shares increased proportionately while the number of shares outstanding did not change. All references to the number of common shares and per share amounts in this report have been restated to reflect the effect of the stock dividend.

We repurchased 1,322,920 shares in 1999, 961,536 shares in 1998 and 1,930,740 shares in 1997 of Class A common stock in accordance with repurchase plans approved by our Board of Directors. The cost of the repurchases totaled $25.7 million in 1999, $25.0 million in 1998 and $24.8 million in 1997. Of the shares repurchased in 1998 and 1997, 2,701,476 were unregistered shares owned by various Farm Bureau entities. The purchase amounts were allocated partly to Class A common stock based on the average common stock balance per share on the acquisition dates with the remainder allocated to retained earnings.

Holders of the Class A common stock and Series B preferred stock, together as a group, and Class B common stock vote as separate classes on all issues. Only holders of the Class A common stock and Series B preferred stock vote for the election of Class A Directors (three to five) and only holders of the Class B common stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of the Company's Class B common stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation, which owns 67.2% of our voting stock as of December 31, 1999, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.    INVESTMENT OPERATIONS

FIXED MATURITIES AND EQUITY SECURITIES

The following tables contain amortized cost and market value information on fixed maturities and equity securities:

                                                                         HELD FOR INVESTMENT
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------
DECEMBER 31, 1999                                                       (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed
     securities .............................    $      339,362    $        3,695    $       (5,263)    $      337,794
                                                 ==============    ==============    ==============     ==============

                                                                          AVAILABLE FOR SALE
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------

DECEMBER 31, 1999                                                       (DOLLARS IN THOUSANDS)
Bonds:
     United States Government and agencies ..    $       72,505    $           90    $       (1,836)    $       70,759
     State, municipal and other governments .            48,396                51            (2,415)            46,032
     Public utilities .......................           119,089             1,545            (3,832)           116,802
     Corporate securities ...................         1,070,418            15,006           (60,877)         1,024,547
     Mortgage and asset-backed securities ...           722,779             3,110           (22,485)           703,404
Redeemable preferred stocks .................            44,154               365            (4,033)            40,486
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $    2,077,341    $       20,167    $      (95,478)    $    2,002,030
                                                 ==============    ==============    ==============     ==============

Equity securities ...........................    $       38,147    $        3,572    $       (6,374)    $       35,345
                                                 ==============    ==============    ==============     ==============

                                                                         HELD FOR INVESTMENT
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------

DECEMBER 31, 1998                                                       (DOLLARS IN THOUSANDS)
Bonds:
     Corporate securities ...................    $        5,008    $          542    $           (8)    $        5,542
     Mortgage-backed securities .............           487,280            24,690              (783)           511,187
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $      492,288    $       25,232    $         (791)    $      516,729
                                                 ==============    ==============    ==============     ==============

                                                                          AVAILABLE FOR SALE
                                                 ---------------------------------------------------------------------
                                                                        GROSS            GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------

DECEMBER 31, 1998                                                       (DOLLARS IN THOUSANDS)
Bonds:
     United States Government and agencies ..    $       81,674    $        5,375    $           (4)    $       87,045
     State, municipal and other governments .            61,194             2,516              (101)            63,609
     Public utilities .......................           137,640             9,626              (536)           146,730
     Corporate securities ...................           959,689            64,729           (16,985)         1,007,433
     Mortgage and asset-backed securities ...           592,115            24,526            (1,129)           615,512
Redeemable preferred stocks .................            30,549               741            (1,575)            29,715
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $    1,862,861    $      107,513    $      (20,330)    $    1,950,044
                                                 ==============    ==============    ==============     ==============

Equity securities ...........................    $       39,589    $          748    $       (5,050)    $       35,287
                                                 ==============    ==============    ==============     ==============

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying value and estimated market value of our portfolio of fixed maturity securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       HELD FOR INVESTMENT                 AVAILABLE FOR SALE
                                                --------------------------------    --------------------------------
                                                                     ESTIMATED                           ESTIMATED
                                                AMORTIZED COST     MARKET VALUE     AMORTIZED COST     MARKET VALUE
                                                --------------    --------------    --------------    --------------
                                                                       (DOLLARS IN THOUSANDS)
Due in one year or less ....................    $           --    $           --    $       53,992    $       54,078
Due after one year through five years ......                --                --           222,187           217,611
Due after five years through ten years .....                --                --           407,018           388,336
Due after ten years ........................                --                --           627,211           598,115
                                                --------------    --------------    --------------    --------------
                                                            --                --         1,310,408         1,258,140
Mortgage and asset-backed securities .......           339,362           337,794           722,779           703,404
Redeemable preferred stocks ................                --                --            44,154            40,486
                                                --------------    --------------    --------------    --------------
                                                $      339,362    $      337,794    $    2,077,341    $    2,002,030
                                                ==============    ==============    ==============    ==============

Net unrealized investment gains (losses) on equity securities and fixed maturity securities classified as available for sale were comprised of the following:

                                                                                                DECEMBER 31,
                                                                                       -----------------------------
                                                                                           1999             1998
                                                                                       ------------     ------------
                                                                                          (DOLLARS IN THOUSANDS)
Unrealized appreciation (depreciation) on fixed maturity and equity
     securities available for sale ................................................    $    (78,113)    $     82,881
Adjustments for assumed changes in amortization pattern of:
     Deferred policy acquisition costs ............................................           5,577           (5,264)
     Value of insurance in force acquired .........................................           1,040           (1,306)
     Unearned revenue reserve .....................................................            (554)             585
Provision for deferred income taxes ...............................................          25,217          (26,914)
                                                                                       ------------     ------------
                                                                                            (46,833)          49,982
Proportionate share of net unrealized investment gains (losses) of equity
     investees ....................................................................          (3,084)              68
                                                                                       ------------     ------------
Net unrealized investment gains (losses) ..........................................    $    (49,917)    $     50,050
                                                                                       ============     ============

The change in net unrealized investment gains/losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $(64.2) million in 1999, $1.2 million in 1998 and $16.6 million in 1997.

MORTGAGE LOANS ON REAL ESTATE

Our mortgage loan portfolio consists principally of commercial mortgage loans. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

We have provided an allowance for possible losses against our mortgage loan portfolio. An analysis of this allowance, which consist of specific and general reserves, is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           1999             1998             1997
                                                                       ------------     ------------    ------------
                                                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of year ......................................    $        871     $        812    $      1,128
     Realized losses ..............................................              --               59              --
     Uncollectible amounts written off, net of recoveries .........             (65)              --            (316)
                                                                       ------------     ------------    ------------
Balance at end of year ............................................    $        806     $        871    $        812
                                                                       ============     ============    ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We did not have any impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) at December 31, 1999. We had impaired loans with a carrying value of $1.0 million and a corresponding valuation allowance of $0.4 million at December 31, 1998.

NET INVESTMENT INCOME

Components of net investment income are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                        1999             1998             1997
                                                                    ------------     ------------     ------------
                                                                                (DOLLARS IN THOUSANDS)
Fixed maturities:
    Held for investment ........................................    $     32,431     $     49,176     $     53,332
    Available for sale .........................................         154,057          136,269          126,089
Equity securities ..............................................           2,145            2,116            1,283
Mortgage loans on real estate ..................................          23,989           25,895           26,160
Investment real estate .........................................           5,098            5,822            4,902
Policy loans ...................................................           7,644            7,642            7,587
Other long-term investments ....................................              35              (42)           3,143
Short-term investments .........................................           3,897            3,670            4,064
Other ..........................................................           6,700            8,200            4,522
                                                                    ------------     ------------     ------------
                                                                         235,996          238,748          231,082
Less investment expenses .......................................         (10,176)         (10,681)         (10,716)
                                                                    ------------     ------------     ------------
Net investment income ..........................................    $    225,820     $    228,067     $    220,366
                                                                    ============     ============     ============

REALIZED AND UNREALIZED GAINS AND LOSSES

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments, excluding amounts attributed to investments held by subsidiaries engaged in the broker-dealer and investment company industries, are summarized below:

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                        1999             1998              1997
                                                                    ------------     ------------     ------------
                                                                                (DOLLARS IN THOUSANDS)
REALIZED
Fixed maturities - available for sale ..........................    $     (2,529)    $        318     $      4,300
Equity securities ..............................................           2,307           (1,712)          37,468
Mortgage loans on real estate ..................................              --              (59)              --
Investment real estate .........................................            (221)             381              (28)
Other long-term investments ....................................          (1,345)              --             (300)
Securities and indebtedness of related parties .................            (582)            (331)            (487)
Notes receivable and other .....................................              28           (3,475)              --
                                                                    ------------     ------------     ------------
Realized gains (losses) on investments .........................    $     (2,342)    $     (4,878)    $     40,953
                                                                    ============     ============     ============

UNREALIZED
Fixed maturities:
    Held for investment ........................................    $    (26,009)    $        724     $      8,900
    Available for sale .........................................        (162,494)           5,555           51,465
Equity securities ..............................................           1,500           (1,538)         (14,957)
                                                                    ------------     ------------     ------------
Change in unrealized appreciation/depreciation of
    investments ................................................    $   (187,003)    $      4,741     $     45,408
                                                                    ============     ============     ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An analysis of sales, maturities and principal repayments of our fixed maturities portfolio is as follows:

                                                                GROSS REALIZED    GROSS REALIZED
                                              AMORTIZED COST         GAINS            LOSSES            PROCEEDS
                                              --------------    --------------    --------------     --------------
                                                                     (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Scheduled principal repayments and calls:
   Available for sale ....................    $      133,087    $           --    $           --     $      133,087
   Held for investment ...................           154,700                --                --            154,700
Sales - available for sale ...............            72,389             3,485              (807)            75,067
                                              --------------    --------------    --------------     --------------
   Total .................................    $      360,176    $        3,485    $         (807)    $      362,854
                                              ==============    ==============    ==============     ==============

YEAR ENDED DECEMBER 31, 1998
Scheduled principal repayments and calls:
   Available for sale ....................    $      191,636    $          170    $         (291)    $      191,515
   Held for investment ...................           151,298                --                --            151,298
Sales - available for sale ...............            85,586             5,965            (2,742)            88,809
                                              --------------    --------------    --------------     --------------
   Total .................................    $      428,520    $        6,135    $       (3,033)    $      431,622
                                              ==============    ==============    ==============     ==============

YEAR ENDED DECEMBER 31, 1997
Scheduled principal repayments and calls:
   Available for sale ....................    $      175,996    $           42    $           --     $      176,038
   Held for investment ...................            49,961                --                --             49,961
Sales - available for sale ...............           108,597             6,457            (2,199)           112,855
                                              --------------    --------------    --------------     --------------
   Total .................................    $      334,554    $        6,499    $       (2,199)    $      338,854
                                              ==============    ==============    ==============     ==============

Realized losses on fixed maturities totaling $5.2 million in 1999 and $2.8 million in 1998 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities. No such writedowns were recorded during 1997.

Income taxes (credits) include a provision of ($0.8) million in 1999, ($1.7) million in 1998 and $14.3 million in 1997 for the tax effect of realized gains.

OTHER

At December 31, 1999, affidavits of deposits covering investments with a carrying value totaling $2,605.0 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 1999, the Company had committed to provide additional funding for mortgage loans on real estate aggregating $15.8 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 1999 include other long-term investments totaling $5.1 million.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders' equity at December 31, 1999.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 1997, we acquired a 35% interest in an unaffiliated life insurance company, American Equity Investment Life Holding Company (American Equity), for $25.0 million. The excess (approximately $5.9 million) of the carrying amount of the investment, which is classified as securities and indebtedness of related parties on the consolidated balance sheets, over the amount of underlying equity in net assets on the acquisition date is attributable to goodwill. This goodwill is being amortized over a 20 year period. The investment is being accounted for using the equity method. American Equity underwrites and markets life insurance and annuity products throughout the United States. In addition, during 1999 we invested an additional $2.3 million in preferred stock issued by a subsidiary of American Equity. Summarized financial information for American Equity is as follows:

                                                                AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                 1999             1998             1997
                                                             ------------     ------------     ------------
                                                                         (DOLLARS IN THOUSANDS)
Total investments .......................................    $  1,477,590     $    634,153     $    212,285
Total assets ............................................       1,689,868          683,012          229,418
Long-term debt ..........................................          20,600           10,000           10,000
Total liabilities .......................................       1,534,842          616,881          174,992
Minority interest .......................................          98,460               --               --
Total revenues ..........................................          82,875           37,954           15,455
Income (loss) from continuing operations ................           3,221              244           (3,369)
Net income (loss) .......................................           3,221              244           (3,369)
Percentage ownership ....................................            33.2%            34.1%            35.3%

Also in December 1997, we acquired all of the common stock of EquiTrust Life Insurance Company for $9.7 million. EquiTrust Life Insurance Company is a life insurance company licensed in 42 states. Goodwill totaling $1.5 million was recorded in connection with the acquisition and is being amortized over 20 years.

4.    FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 also excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements and allows companies to forego the disclosures when those estimates can only be made at excessive cost. Accordingly, the aggregate fair value amounts presented herein are limited by each of these factors and do not purport to represent our underlying value.

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

FUTURE POLICY BENEFITS AND OTHER POLICYHOLDERS' FUNDS: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds and supplementary contracts) are stated at cash surrender value, the cost we would incur to extinguish the liability. We are not required to estimate the fair value of our liabilities under other insurance contracts.

SHORT-TERM AND LONG-TERM DEBT: The fair values for long-term debt are estimated using discounted cash flow analysis based on our current incremental borrowing rate for similar types of borrowing arrangements. For short-term debt, the carrying value approximates fair value.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY TRUST:
Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

OTHER PREFERRED STOCK: The carrying amount reported in the consolidated balance sheets, which equals redemption value, approximates fair value.

The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

                                                                              DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                                 1999                                1998
                                                   --------------------------------    --------------------------------
                                                   CARRYING VALUE      FAIR VALUE      CARRYING VALUE      FAIR VALUE
                                                   --------------    --------------    --------------    --------------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Fixed maturities:
    Held for investment .......................    $      339,362    $      337,794    $      492,288    $      516,729
    Available for sale ........................         2,002,030         2,002,030         1,950,044         1,950,044
Equity securities .............................            35,345            35,345            35,287            35,287
Mortgage loans on real estate .................           314,523           301,309           299,372           311,012
Policy loans ..................................           123,717           135,888           123,328           144,264
Other long-term investments ...................             8,575             8,864            10,210            10,610
Cash and short-term investments ...............           113,011           113,011            84,744            84,744
Securities and indebtedness of related
    parties ...................................             4,179             4,278             4,812             5,288
Assets held in separate accounts ..............           256,028           256,028           190,111           190,111

LIABILITIES
Future policy benefits ........................    $    1,024,285    $    1,006,155    $    1,020,080    $      996,428
Other policyholders' funds ....................           243,076           243,076           230,945           230,945
Short-term debt ...............................                --                --            24,500            24,500
Short-term debt payable to affiliate ..........            11,694            11,694             8,626             8,626
Long-term debt ................................            40,000            40,000                71                75
Liabilities related to separate accounts ......           256,028           256,028           190,111           190,111

MINORITY INTEREST IN SUBSIDIARIES
Company-obligated mandatorily
    redeemable preferred stock of
    subsidiary trust ..........................    $       97,000    $       44,477    $       97,000    $       53,024
Other preferred stock .........................                --                --             4,503             4,503

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    REINSURANCE AND POLICY PROVISIONS

In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $1,826.3 million (8.7% of total life insurance in force) at December 31, 1999 and $1,298.7 million (6.6% of total life insurance in force) at December 31, 1998.

Reinsurance contracts do not relieve the Company of its obligations to policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for reinsurance recoverable since none of our receivables are deemed to be uncollectible.

In addition to the cession of risks in excess of specific retention limits, we also have reinsurance agreements with five variable alliance partners to cede a specified percentage of risks associated with variable universal life and variable annuity contracts. Under these agreements, we pay the alliance partners their reinsurance percentage of charges and deductions collected on the reinsured polices. The alliance partners in return pay us their reinsurance percentage of benefits in excess of related account balances. In addition, the alliance partners pay us an expense allowance for certain new business, development and maintenance costs on the reinsured contracts.

In total, including amounts applicable to traditional products, insurance premiums and product charges have been reduced by $5.3 million in 1999, $5.9 million in 1998 and $6.0 million in 1997 and insurance benefits have been reduced by $2.4 million in 1999, $2.2 million in 1998 and $6.6 million in 1997 as a result of cession agreements.

Prior to 1998, the amount of reinsurance assumed was not significant. In December 1998, we assumed a block of ordinary annuity policies with reserves totaling $22.0 million. In addition, beginning in 1998, we began assuming variable annuity business from American Equity through a modified coinsurance arrangement. Product charges from this business were not significant during 1999 or 1998.

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

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           1999             1998             1997
                                                                       ------------     ------------     ------------
                                                                                   (DOLLARS IN THOUSANDS)
Unpaid claims liability, net of related reinsurance, at
    beginning of year .............................................    $     20,706     $     21,199     $     14,801
Add:
    Provision for claims occurring in the current year ............           6,630            5,520            8,289
    Increase (decrease) in estimated expense for claims
         occurring in the prior years .............................          (1,417)            (519)           3,038
                                                                       ------------     ------------     ------------
Incurred claim expense during the current year ....................           5,213            5,001           11,327
Deduct expense payments for claims occurring during:
    Current year ..................................................           2,274            2,200            2,010
    Prior years ...................................................           3,212            3,294            2,919
                                                                       ------------     ------------     ------------
                                                                              5,486            5,494            4,929
                                                                       ------------     ------------     ------------
Unpaid claims liability, net of related reinsurance, at end of
    year ..........................................................          20,433           20,706           21,199
Active life reserve ...............................................          19,705           17,632           16,924
                                                                       ------------     ------------     ------------
Net accident and health reserves ..................................          40,138           38,338           38,123
Reinsurance ceded .................................................             853              612            2,940
                                                                       ------------     ------------     ------------
Gross accident and health reserves ................................    $     40,991     $     38,950     $     41,063
                                                                       ============     ============     ============

We develop reserves for unpaid claims by using industry mortality and morbidity data. One year development on prior year reserves represents our experience being more or less favorable than that of the industry. Over time, we expect our experience with respect to disability income business to be comparable to that of the industry. A certain level of volatility in development is inherent in these reserves since the underlying block of business is relatively small.

An analysis of the value of insurance in force acquired is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                   1999             1998             1997
                                                               ------------     ------------     ------------
                                                                           (DOLLARS IN THOUSANDS)
Excluding impact of net unrealized investment gains and
    losses:
    Balance at beginning of year ..........................    $     15,839     $     17,105     $     18,824
    Accretion of interest during the year .................             877              973            1,062
    Amortization of asset .................................          (1,862)          (2,239)          (2,781)
                                                               ------------     ------------     ------------
Balance prior to impact of net unrealized investment gains
    and losses ............................................          14,854           15,839           17,105
Impact of net unrealized investment gains and losses ......           1,040           (1,306)          (1,061)
                                                               ------------     ------------     ------------
Balance at end of year ....................................    $     15,894     $     14,533     $     16,044
                                                               ============     ============     ============

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2000 - $1.1 million; 2001 - $1.1 million; 2002 - $1.0 million; 2003 - $1.0 million; 2004 - $0.9 million; and thereafter, through 2023 - $9.8 million.

6.    INCOME TAXES

We file a consolidated federal income tax return with Farm Bureau Life and FBL Financial Services, Inc. and certain of their subsidiaries. The companies included in the consolidated federal income tax return each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes.

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

Income tax expenses (credits) are included in the consolidated financial statements as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                             1999             1998             1997
                                                                         ------------     ------------     ------------
                                                                                     (DOLLARS IN THOUSANDS)
Taxes provided in consolidated statements of income on:
     Income from continuing operations before minority
          interest in earnings of subsidiaries and equity income:
          Current ...................................................    $     23,604     $     23,432     $     46,996
          Deferred ..................................................           2,307            2,972           (8,629)
                                                                         ------------     ------------     ------------
                                                                               25,911           26,404           38,367
     Equity income:
          Current ...................................................           2,010              575            1,048
          Deferred ..................................................             128               79               78
                                                                         ------------     ------------     ------------
                                                                                2,138              654            1,126
Taxes provided in consolidated statements of changes in
     stockholders' equity:
     Change in net unrealized investment gains/losses -
          deferred ..................................................         (53,750)           1,570           10,734
     Adjustment resulting from capital transaction of equity
          investee - deferred .......................................              --              (33)              --
     Adjustment resulting from the issuance of shares under
          stock option plan - current ...............................            (140)          (1,286)            (335)
                                                                         ------------     ------------     ------------
                                                                              (53,890)             251           10,399
                                                                         ------------     ------------     ------------
                                                                         $    (25,841)    $     27,309     $     49,892
                                                                         ============     ============     ============

The effective tax rate on income from continuing operations before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                             1999             1998             1997
                                                                         ------------     ------------     ------------
                                                                                     (DOLLARS IN THOUSANDS)
Income from continuing operations before income taxes,
    minority interest in earnings of subsidiaries and equity
    income ..........................................................    $     81,149     $     83,006     $    114,587
                                                                         ============     ============     ============

Income tax at federal statutory rate (35%) ..........................    $     28,402     $     29,052     $     40,105
Tax effect (decrease) of:
    Dividends on company-obligated mandatorily
       redeemable preferred stock of subsidiary trust ...............          (1,698)          (1,698)            (990)
    Tax-exempt interest income ......................................            (226)            (280)            (336)
    Tax-exempt dividend income ......................................            (598)            (229)          (1,186)
    State income taxes ..............................................            (193)            (207)             240
    Other items .....................................................             224             (234)             534
                                                                         ------------     ------------     ------------
Income tax expense ..................................................    $     25,911     $     26,404     $     38,367
                                                                         ============     ============     ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

                                                                           DECEMBER 31,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  ------------     ------------
                                                                      (DOLLARS IN THOUSANDS)
Deferred income tax liabilities:
     Fixed maturity and equity securities ....................    $         --     $     34,214
     Deferred policy acquisition costs .......................          67,275           57,114
     Value of insurance in force acquired ....................           5,563            5,087
     Other ...................................................          15,077           16,747
                                                                  ------------     ------------
                                                                        87,915          113,162

Deferred income tax assets:
     Fixed maturity and equity securities ....................         (22,799)              --
     Future policy benefits ..................................         (44,136)         (44,684)
     Accrued dividends .......................................          (3,851)          (4,045)
     Accrued pension costs ...................................          (9,848)         (10,729)
     Other ...................................................         (11,897)          (7,207)
                                                                  ------------     ------------
                                                                       (92,531)         (66,665)
                                                                  ------------     ------------
Deferred income tax liability (asset) ........................    $     (4,616)    $     46,497
                                                                  ============     ============

Prior to 1984, a portion of Farm Bureau Life's current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in this account at December 31, 1999 was $11.9 million. Should the policyholders' surplus account exceed the limitation prescribed by federal income tax law, or should distributions be made to the parent company in excess of $519.7 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account.

7.    CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at December 31, 1999. Proceeds from the note, which was issued during 1999, were used to fund the maturity of our $24.5 million short-term debt. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (5.77% at December 31, 1999). Fixed maturity securities with a carrying value of $41.7 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, the Company has the ability to borrow an additional $15.8 million from the FHLB at December 31, 1999. No debt was outstanding under this credit agreement as of December 31, 1998.

We have a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at December 31, 1999 and $8.6 million at December 31, 1998 are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (8.50% at December 31, 1999 and 7.75% at December 31, 1998). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

8.    RETIREMENT AND COMPENSATION PLANS

We participate with several affiliates in various defined benefit plans covering substantially all of our employees. The benefits of these plans are based primarily on years of service and employees' compensation. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $4.5 million in 1999, $5.7 million in 1998 and $6.9 million in 1997.

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. Beginning in 1998, we contribute FBL Financial Group, Inc. stock in the amount equal to 50 percent of an employee's contributions up to four percent of the annual salary contributed by the employees. Costs are allocated

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

among the affiliates on a basis of time incurred by the respective employees for each employer. Related expense totaled $0.3 million for 1999 and 1998.

We have established deferred compensation plans for certain key current and former employees and have certain other benefit plans which provide for retirement and other benefits. These plans have been accrued or funded as deemed appropriate by management.

Certain of the assets related to these plans are on deposit with the Company and amounts relating to these plans are included in our financial statements. In addition, certain amounts included in the policy liabilities for interest sensitive products relate to deposit administration funds maintained by the Company on behalf of affiliates offering substantially the same benefit programs as the Company.

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement benefit expense aggregated $0.2 million in 1999, $0.1 million in 1998 and $0.3 million in 1997.

9.    STOCK COMPENSATION

We have a Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. Option shares granted to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board. Option shares granted to officers and employees have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with the Company.

Information relating to stock options is as follows:

                                                                                  WEIGHTED-
                                                                               AVERAGE EXERCISE         TOTAL
                                                           NUMBER OF SHARES    PRICE PER SHARE     EXERCISE PRICE
                                                           ----------------    ----------------    --------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Shares under option at January 1, 1997.................           1,642,464     $          8.83     $      14,511
     Granted...........................................             137,684               13.04             1,795
     Exercised.........................................             136,578                8.79             1,201
     Forfeited.........................................              39,898                8.80               351
                                                           ----------------                          ------------
Shares under option at December 31, 1997...............           1,603,672                9.20     $      14,754
     Granted...........................................             105,143               19.56             2,057
     Exercised.........................................             276,807                8.84             2,446
     Forfeited.........................................               4,156               16.12                67
                                                           ----------------                         -------------
Shares under option at December 31, 1998...............           1,427,852               10.01     $      14,298
     Granted...........................................              24,433               22.06               539
     Exercised.........................................              35,437                8.77               311
                                                           ----------------                         -------------
Shares under option at December 31, 1999...............           1,416,848               10.25     $      14,526
                                                           ================                         =============
Exercisable options:
     December 31, 1997.................................             514,330     $          8.99     $       4,626
     December 31, 1998.................................             610,258                9.87             6,022
     December 31, 1999.................................             840,163                9.92             8,334

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information regarding stock options outstanding at December 31, 1999 is as follows:

                                                  CURRENTLY OUTSTANDING                      CURRENTLY EXERCISABLE
                                    -------------------------------------------------   -------------------------------
                                                        WEIGHTED-
                                                         AVERAGE          WEIGHTED-                        WEIGHTED-
                                                        REMAINING         AVERAGE                           AVERAGE
                                                       CONTRACTUAL     EXERCISE PRICE                    EXERCISE PRICE
                                        NUMBER       LIFE (IN YEARS)     PER SHARE          NUMBER         PER SHARE
                                    --------------   ---------------   --------------   --------------   --------------
Range of exercise prices:
   At $8.75........................      1,114,629         6.55          $     8.75            698,248     $     8.75
   $8.76 - $14.00..................        155,763         7.01               12.06             80,730          12.02
   $14.01 - $19.25.................         87,511         8.00               18.08             27,085          18.15
   $19.26 - $24.25.................         58,945         8.56               22.29             34,100          22.32
                                    --------------                                      --------------
   $8.75 - $24.25..................      1,416,848         6.77               10.25            840,163           9.92
                                    ==============                                      ==============

At December 31, 1999, shares of Class A common stock available for grant as additional awards under the Plan totaled 1,634,330.

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for our stock options. No compensation expense is recognized under APB 25 because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. Under the alternative accounting method provided by Statement No. 123, compensation expense is recognized in an amount equal to the estimated fair value of stock options on the date of grant. We have not adopted the accounting provisions of Statement No. 123 because the valuation of non-traded stock options is highly subjective and, in management's opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

Pro forma information regarding net income and earnings per common share is required by Statement No. 123, and has been determined as if we had accounted for the stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                       YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                             1999            1998            1997
                                                            ----------      ----------      ----------
Risk-free interest rate.................................     4.73 %          5.40 %          6.34 %
Dividend yield..........................................     2.10 %          1.40 %          1.60 %
Volatility factor of the expected market price..........     0.13            0.12            0.12
Weighted-average expected life..........................     5.0 years       4.9 years       5.1 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options and the subjective input assumptions can materially affect the fair value estimate produced by the Black-Scholes option valuation model.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma net earnings and earnings per common share are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1999            1998            1997
                                                                     ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income - as reported ........................................    $     55,710    $     53,940    $     75,827
Net income - pro forma ..........................................          55,028          53,273          75,240
Earnings per common share - as reported .........................            1.72            1.60            2.03
Earnings per common share - pro forma ...........................            1.70            1.58            2.01
Earnings per common share - assuming dilution, as reported ......            1.69            1.56            1.99
Earnings per common share - assuming dilution, pro forma ........            1.68            1.55            1.98
Weighted-average fair value of options granted during the
   year (per share) .............................................            3.31            3.27            2.29

The pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

10.   STOCKHOLDERS' EQUITY OF SUBSIDIARIES

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

During 1999, Western Farm Bureau Life Insurance Company (Western Life), a former wholly-owned subsidiary, merged into Farm Bureau Life. Concurrent with the merger, Western Life redeemed 22,517 shares of its redeemable preferred stock for $4.5 million. The redeemable preferred stock and related dividends were reported as minority interest in subsidiaries in the consolidated financial statements.

STATUTORY LIMITATIONS ON SUBSIDIARY DIVIDENDS

The ability of Farm Bureau Life to pay dividends to the parent company is restricted because prior approval of the Iowa insurance commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. During 2000, Farm Bureau Life could pay dividends to the parent company of approximately $40.6 million without prior approval of insurance regulatory authorities.

STATUTORY ACCOUNTING POLICIES

The financial statements of our insurance subsidiaries included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is segregated into held-for-investment (carried at amortized cost) and available-for-sale (carried at fair value) classifications rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (d) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (e) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) declines in the estimated realizable value of investments are charged to the statements of income when such declines are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (h) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized in accordance with Statement No. 87, "Employers' Accounting for Pensions" rather than in accordance with rules and regulations permitted by the Employee Retirement Income Security Act of 1974; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary; and (l) assets and liabilities are

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income of the life insurance subsidiaries, as determined in accordance with statutory accounting practices, was $40.4 million in 1999, $52.5 million in 1998 and $85.3 million in 1997. Statutory net gain from operations for the life insurance subsidiaries, which excludes realized gains and losses, totaled $41.2 million in 1999, $56.0 million in 1998 and $46.9 million in 1997. Statutory capital and surplus, after appropriate elimination of intercompany accounts, totaled $301.5 million at December 31, 1999 and $376.9 million at December 31, 1998.

11.   MANAGEMENT AND OTHER AGREEMENTS

We share certain office facilities and services with the Iowa Farm Bureau Federation and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of salaries and related expenses, travel, and other operating costs.

We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. Fee income for these services totaled $0.8 million in 1999, $0.5 million in 1998 and $0.2 million in 1997. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the Iowa Farm Bureau Federation, provides certain management services to the Company under a separate arrangement. We incurred related expenses totaling $0.5 million in 1999, $0.7 million in 1998 and $0.8 million in 1997.

We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and other affiliates. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. We paid $5.0 million in 1999, $4.5 million in 1998 and $3.9 million in 1997 to the property-casualty companies under these arrangements.

We are licensed by the Iowa Farm Bureau Federation to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, royalties of $0.9 million in 1999, $0.7 million in 1998 and $0.5 million in 1997 were paid to the Iowa Farm Bureau Federation. We have similar arrangements with Farm Bureau organizations in other states in our market territory. Total royalties paid to Farm Bureau organizations other than the Iowa Farm Bureau Federation were $1.0 million in 1999 and 1998, and $1.1 million in 1997.

Beginning in 1998, we established administrative services agreements with American Equity under which we provide underwriting, claims processing, accounting, compliance and other administrative services relating to certain variable insurance products underwritten by them. Fee income from performing these services totaled $0.3 million in 1999 and $0.2 million in 1998.

12.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 1999, management is not aware of any claims for which a material loss is reasonably possible.

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the Iowa Farm Bureau Federation. Future remaining minimum lease payments under this lease as of December 31, 1999 are as follows:
2000 - $2.1 million; 2001 - $2.1 million; 2002 - $2.1 million; 2003 - $2.3 million; 2004 - $2.4 million and thereafter, through 2013 - $21.2 million. Rent expense for the lease totaled $2.3 million in 1999 and $1.3 million in 1998. These amounts are net of $1.4 million in 1999 and $1.0 million in 1998 in amortization of the deferred gain on the exchange of home office properties for common stock (see Note 2).

In connection with an investment in a limited real estate partnership, we have agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. We recorded a reserve for expected future cash flow deficiencies totaling $0.4 million at December 31, 1999 and $0.3 million at December 31, 1998. At December 31, 1999, the limited partnership had a $5.3 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.   EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       1999             1998             1997
                                                                   ------------     ------------     ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
     Income from continuing operations ........................    $     54,325     $     52,675     $     75,128
     Income from discontinued operations ......................           1,385            1,265              699
                                                                   ------------     ------------     ------------
     Net income ...............................................          55,710           53,940           75,827
     Dividends on Series A and B preferred stock ..............            (150)            (150)          (2,171)
                                                                   ------------     ------------     ------------
          Numerator for earnings per common share-income
              available to common stockholders ................    $     55,560     $     53,790     $     73,656
                                                                   ============     ============     ============

Denominator:
     Denominator for earnings per common share - weighted-
          average shares ......................................      32,213,154       33,568,852       36,332,858
     Effect of dilutive securities - employee stock options ...         616,818          831,661          638,378
                                                                   ------------     ------------     ------------
          Denominator for diluted earnings per common share
              - adjusted weighted-average shares ..............      32,829,972       34,400,513       36,971,236
                                                                   ============     ============     ============

Earnings per common share:
     Income from continuing operations ........................    $       1.68     $       1.56     $       2.01
     Income from discontinued operations ......................            0.04             0.04             0.02
                                                                   ------------     ------------     ------------
     Earnings per common share ................................    $       1.72     $       1.60     $       2.03
                                                                   ============     ============     ============

Earnings per common share - assuming dilution:
     Income from continuing operations ........................    $       1.65     $       1.52     $       1.97
     Income from discontinued operations ......................            0.04             0.04             0.02
                                                                   ------------     ------------     ------------
     Earnings per common share - assuming dilution ............    $       1.69     $       1.56     $       1.99
                                                                   ============     ============     ============

14.   DISCONTINUED OPERATIONS AND RESTRUCTURING

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We recorded gains on the sale totaling $1.4 million in 1999 and $1.0 million in 1998. The 1999 gain and $0.8 million of the 1998 gain were earned in connection with an earn-out provision included in the underlying sales agreement. The 1999 gain is net of income taxes totaling $0.6 million. The 1998 gain is net of an income tax benefit of $0.5 million resulting from the reversal of cumulative temporary differences between the book and income tax bases of Utah Insurance's assets and liabilities.

We may earn additional consideration during each of the three years in the period ended December 31, 2002 in accordance with the earn-out provision. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the three year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of December 31, 1999. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income from discontinued operations was comprised of the following:

                                                               YEAR ENDED DECEMBER 31,
                                                            ----------------------------
                                                                1998            1997
                                                            ------------    ------------
                                                               (DOLLARS IN THOUSANDS)
Revenues ...............................................    $     12,902    $     53,199
Benefits and expenses ..................................          12,579          52,522
                                                            ------------    ------------
Pre-tax income .........................................             323             677
Income tax expense (credit) ............................              36             (22)
                                                            ------------    ------------
Income .................................................    $        287    $        699
                                                            ============    ============

In addition to merging Western Life into Farm Bureau Life, we also closed an administrative processing center during 1999. As a result of the closing of the service center, a leased property was vacated, 22 positions were eliminated and moving costs were incurred. During 1999, we charged to expense costs totaling $1.2 million, $0.4 million of which remains accrued at December 31, 1999, for related severance benefits, lease costs and other costs primarily associated with the closing of the service center. The restructuring expenses are recorded in the underwriting, acquisition and insurance expense line of the 1999 consolidated statement of income.

15.   SEGMENT INFORMATION

In general, we are organized by the types of products and services we offer for sale. Our principal and only reportable operating segment is our life insurance segment. The life insurance segment includes activities related to the sale of life insurance, annuities and accident and health insurance products. Operations have been aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. We also have several other operating segments that do not meet the quantitative threshold for separate segment reporting and, therefore, are aggregated herein. A summary of these segments, along with the related source of revenues, is as follows:

SEGMENT                            SOURCE OF REVENUES
Investment advisory..............  Fee income from the management of investments
Marketing and distribution.......  Commissions and distribution fee income from the sale of mutual funds and insurance
                                     products not issued by the Company
Leasing..........................  Income from operating leases
Corporate........................  Fees from management and administrative services

As noted above, we also had a property-casualty insurance segment prior to March 31, 1998. Revenues from this segment were derived from the sale of property-casualty insurance policies. See Note 14, "Discontinued Operations and Restructuring", for additional information regarding this segment.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information concerning our operating segments is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                                1999              1998              1997
                                                           -------------     -------------     -------------
                                                                        (DOLLARS IN THOUSANDS)
Revenues from external customers:
     Life insurance ...................................    $     374,980     $     371,230     $     406,712
     All other ........................................           41,619            36,939            32,903
                                                           -------------     -------------     -------------
                                                                 416,599           408,169           439,615
     Eliminations .....................................          (21,613)          (18,548)          (18,264)
                                                           -------------     -------------     -------------
     Consolidated .....................................    $     394,986     $     389,621     $     421,351
                                                           =============     =============     =============
Intersegment revenues:
     Life insurance ...................................    $       1,677     $         934     $       1,162
     All other ........................................           19,936            17,614            17,102
                                                           -------------     -------------     -------------
                                                                  21,613            18,548            18,264
     Eliminations .....................................          (21,613)          (18,548)          (18,264)
                                                           -------------     -------------     -------------
     Consolidated .....................................    $          --     $          --     $          --
                                                           =============     =============     =============
Net investment income:
     Life insurance ...................................    $     225,040     $     228,494     $     220,328
     All other ........................................            2,091               216               326
                                                           -------------     -------------     -------------
                                                                 227,131           228,710           220,654
     Eliminations .....................................           (1,311)             (643)             (288)
                                                           -------------     -------------     -------------
     Consolidated .....................................    $     225,820     $     228,067     $     220,366
                                                           =============     =============     =============
Depreciation and amortization:
     Life insurance ...................................    $       5,688     $       1,111     $       8,714
     All other ........................................           10,514             9,518             8,562
                                                           -------------     -------------     -------------
     Consolidated .....................................    $      16,202     $      10,629     $      17,276
                                                           =============     =============     =============
Income tax expense (benefit):
     Life insurance ...................................    $      25,686     $      27,196     $      38,007
     All other ........................................              225              (792)              360
                                                           -------------     -------------     -------------
     Consolidated .....................................    $      25,911     $      26,404     $      38,367
                                                           =============     =============     =============
Income (loss) from continuing operations:
     Life insurance ...................................    $      53,926     $      53,661     $      74,907
     All other ........................................              399              (986)              221
                                                           -------------     -------------     -------------
     Consolidated .....................................    $      54,325     $      52,675     $      75,128
                                                           =============     =============     =============
Assets:
     Life insurance ...................................    $   3,558,366     $   3,602,015
     All other ........................................          249,677           175,996
                                                           -------------     -------------
                                                               3,808,043         3,778,011
     Eliminations .....................................         (145,712)         (127,051)
                                                           -------------     -------------
     Consolidated .....................................    $   3,662,331     $   3,650,960
                                                           =============     =============

Our investment in equity method investees and the related equity income are attributable to the life insurance segment. The exchange of our home office properties for Class A common stock described in Note 2 is attributable to the life insurance segment.

Transactions between segments are recorded at negotiated rates generally intended to be at levels commensurate with charges that would be assessed to unaffiliated parties. Interest expense and expenditures for long-lived assets were not significant during 1999, 1998 or 1997.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly results of operations are as follows:

                                                                                  1999
                                                     ---------------------------------------------------------------
QUARTER ENDED                                          MARCH 31          JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                     ------------     ------------     ------------     ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges ....................    $     36,843     $     41,497     $     36,333     $     36,620
Net investment income ...........................          55,987           58,843           54,870           56,120
Realized gains (losses) on investments ..........          (2,240)           1,512              (68)          (1,546)
Total revenues ..................................          95,519          106,762           96,207           96,498
Income from continuing operations ...............          11,625           16,928           12,609           13,163
Discontinued operations .........................              --               --               --            1,385
Net income ......................................          11,625           16,928           12,609           14,548
Net income applicable to common stock ...........          11,588           16,890           12,571           14,511
Earnings per common share:
    Income from continuing operations ...........    $       0.35     $       0.52     $       0.39     $       0.42
    Income from discontinued operations .........              --               --               --             0.04
                                                     ------------     ------------     ------------     ------------
    Earnings per common share ...................    $       0.35     $       0.52     $       0.39     $       0.46
                                                     ============     ============     ============     ============
Earnings per common share - assuming
    dilution:
    Income from continuing operations ...........    $       0.35     $       0.51     $       0.38     $       0.41
    Income from discontinued operations .........              --               --               --             0.04
                                                     ------------     ------------     ------------     ------------
    Earnings per common share - assuming
       dilution .................................    $       0.35     $       0.51     $       0.38     $       0.45
                                                     ============     ============     ============     ============

                                                                                  1998
                                                     ---------------------------------------------------------------
QUARTER ENDED                                          MARCH 31          JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                     ------------     ------------     ------------     ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Premiums and product charges ....................    $     35,496     $     39,548     $     35,119     $     35,467
Net investment income ...........................          56,070           58,603           56,587           56,807
Realized gains (losses) on investments ..........           1,312           (4,169)             475           (2,496)
Total revenues ..................................          98,162           99,006           97,239           95,214
Income from continuing operations ...............          13,076           12,870           14,198           12,531
Discontinued operations .........................             466               --               --              799
Net income ......................................          13,542           12,870           14,198           13,330
Net income applicable to common stock ...........          13,505           12,832           14,160           13,293
Earnings per common share:
    Income from continuing operations ...........    $       0.36     $       0.39     $       0.43     $       0.38
    Income from discontinued operations .........            0.02               --               --             0.03
                                                     ------------     ------------     ------------     ------------
    Earnings per common share ...................    $       0.38     $       0.39     $       0.43     $       0.41
                                                     ============     ============     ============     ============
 Earnings per common share - assuming
    dilution:
    Income from continuing operations ...........    $       0.35     $       0.38     $       0.42     $       0.37
    Income from discontinued operations .........            0.02               --               --             0.03
                                                     ------------     ------------     ------------     ------------
    Earnings per common share - assuming
       dilution .................................    $       0.37     $       0.38     $       0.42     $       0.40
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None


                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 1999.

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

      3.    Exhibits.

            10.19  Advance Agreement between Federal Home Loan Bank of Des
                   Moines and Farm Bureau Life Insurance Company dated August
                   17, 1999
            21     Subsidiaries of FBL Financial Group, Inc.
            23     Consent of Independent Auditors
            27     Financial Data Schedule

(b)   Reports on Form 8-K.

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2000.

                                       FBL Financial Group, Inc.

                                       By: /s/ EDWARD M. WIEDERSTEIN
                                           -------------------------

                                       Edward M. Wiederstein
                                       CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

        Signature                           Title                      Date
-------------------------    ----------------------------------   --------------

/s/ WILLIAM J. ODDY          Chief Executive Officer (Principal   March 14, 2000
-------------------          Executive Officer)
William J. Oddy

/s/ JAMES W. NOYCE           Chief Financial Officer (Principal   March 14, 2000
------------------           Financial and Accounting Officer)
James W. Noyce

/s/ EDWARD M. WIEDERSTEIN    Chairman of the Board and Director   March 14, 2000
-------------------------
Edward M. Wiederstein

/s/ ROGER BILL MITCHELL      First Vice Chair and Director        March 14, 2000
-----------------------
Roger Bill Mitchell

/s/ KAREN J. HENRY           Second Vice Chair and Director       March 14, 2000
------------------
Karen J. Henry

/s/ ERIC K. AASMUNDSTAD      Director                             March 14, 2000
-----------------------
Eric K. Aasmundstad

/s/ STANLEY R. AHLERICH      Director                             March 14, 2000
-----------------------
Stanley R. Ahlerich

/s/ KENNETH R. ASHBY         Director                             March 14, 2000
--------------------
Kenneth R. Ashby

/s/ JERRY L. CHICOINE        Director                             March 14, 2000
---------------------
Jerry L. Chicoine

/s/ O. AL CHRISTOPHERSON     Director                             March 14, 2000
------------------------
O. Al Christopherson

/s/ JOHN W. CREER            Director                             March 14, 2000
-----------------
John W. Creer

/s/ KENNY J. EVANS           Director                             March 14, 2000
------------------
Kenny J. Evans

        Signature                           Title                      Date
-------------------------    ----------------------------------   --------------

/s/ RICHARD G. KJERSTAD      Director                             March 14, 2000
-----------------------
Richard G. Kjerstad

/s/ G. STEVEN KOUPLEN        Director                             March 14, 2000
---------------------
G. Steven Kouplen

/s/ DAVID L. MCCLURE         Director                             March 14, 2000
--------------------
David L. McClure

/s/ BRYCE P. NEIDIG          Director                             March 14, 2000
-------------------
Bryce P. Neidig

/s/ HOWARD D. POULSON        Director                             March 14, 2000
---------------------
Howard D. Poulson

/s/ FRANK S. PRIESTLEY       Director                             March 14, 2000
----------------------
Frank S. Priestley

/s/ JOHN J. VAN SWEDEN       Director                             March 14, 2000
----------------------
John J. Van Sweden

/s/ JOHN E. WALKER           Director                             March 14, 2000
------------------
John E. Walker

/s/ JERRY C. DOWNIN          Senior Vice President, Secretary,    March 14, 2000
-------------------          Treasurer and Director
Jerry C. Downin

/s/ STEPHEN M. MORAIN        Senior Vice President, General       March 14, 2000
---------------------        Counsel and Director
Stephen M. Morain

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES




The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 14, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                       /s/ Ernst & Young LLP




Des Moines, Iowa
February 14, 2000

                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                            FBL FINANCIAL GROUP, INC.

                                DECEMBER 31, 1999

                      COLUMN A                           COLUMN B          COLUMN C           COLUMN D
--------------------------------------------------    --------------    --------------    ---------------
                                                                                          AMOUNT AT WHICH
                                                                                            SHOWN IN THE
                 TYPE OF INVESTMENT                       COST(1)           VALUE          BALANCE SHEET
--------------------------------------------------    --------------    --------------    ---------------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturity securities, held for investment-
 mortgage-backed  securities .....................    $      339,362    $      337,794     $      339,362
                                                                        ==============

Fixed maturity securities, available for sale:
 Bonds:
    United States Government and agencies ........            72,505            70,759             70,759
    State, municipal and other governments .......            48,396            46,032             46,032
    Public utilities .............................           119,089           116,802            116,802
    Corporate securities .........................         1,015,849           969,939            969,939
    Mortgage and asset-backed securities .........           722,779           703,404            703,404
    Convertible bonds ............................            54,569            54,608             54,608
 Redeemable preferred stock ......................            44,154            40,486             40,486
                                                      --------------    --------------     --------------
         Total ...................................         2,077,341    $    2,002,030          2,002,030
                                                                        ==============

Equity securities, available-for-sale:
 Common stocks:
    Public utilities .............................             2,833             1,950              1,950
    Banks, trusts, and insurance companies .......             7,671             7,683              7,683
    Industrial, miscellaneous, and all other .....            19,953            18,622             18,622
 Nonredeemable preferred stocks ..................             7,690             7,090              7,090
                                                      --------------    --------------     --------------
         Total ...................................            38,147    $       35,345             35,345
                                                                        ==============

Mortgage loans on real estate ....................           315,329                              314,523(2)
Investment real estate:
    Acquired for debt ............................               783                                  783
    Investment ...................................            19,336                               19,336
Policy loans .....................................           123,717                              123,717
Other long-term investments ......................            14,083                                8,575(3)
Short-term investments ...........................           106,529                              106,529
                                                      --------------                       --------------
                                                      $    3,034,627                       $    2,950,200
                                                      ==============                       ==============

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

(3) Amount not equal to cost (Column B) because other long-term investments include securities held by broker-dealer subsidiaries that carry securities at market value. Also, an allowance for possible losses is deducted from cost to determine reported amount.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                   -----------------------------
                                                                                       1999             1998
                                                                                   ------------     ------------
ASSETS
Investments:
     Cash and cash equivalents ................................................    $        247     $      1,743
     Amounts receivable from affiliates .......................................           3,196            2,067
     Amounts receivable from subsidiaries (eliminated in consolidation) .......             816            3,521
     Accrued investment income ................................................             956               --
     Current income taxes recoverable .........................................           2,256            2,197
     Deferred income taxes ....................................................           1,493            1,668
     Other assets .............................................................           3,746            3,121
     Short-term investments ...................................................          46,588               --
     Fixed maturities - available for sale, at market (amortized cost 1999 -
          $25,962) ............................................................          25,851               --
     Investments in subsidiaries (eliminated in consolidation) ................         527,434          675,161
                                                                                   ------------     ------------
          Total assets ........................................................    $    612,583     $    689,478
                                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accrued expenses and other liabilities ...................................    $      4,235     $      1,649
     Amounts payable to affiliates ............................................             159              437
     Amounts payable to subsidiaries (eliminated in consolidation) ............           3,181            3,804
     Long-term debt (eliminated in consolidation) .............................         100,000          100,000
                                                                                   ------------     ------------
          Total liabilities ...................................................         107,575          105,890
Stockholders' equity:
     Preferred stock ..........................................................           3,000            3,000
     Class A common stock .....................................................          42,308           42,034
     Class B common stock .....................................................           7,558            7,558
     Accumulated other comprehensive income (loss) ............................         (49,917)          50,050
     Retained earnings ........................................................         502,059          480,946
                                                                                   ------------     ------------
          Total stockholders' equity ..........................................         505,008          583,588
                                                                                   ------------     ------------
                 Total liabilities and stockholders' equity ...................    $    612,583     $    689,478
                                                                                   ============     ============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                        1999             1998             1997
                                                                    ------------     ------------     ------------
Revenues:
     Net investment income .....................................    $      1,810     $        242     $         22
     Dividends from subsidiaries (eliminated in consolidation) .         104,945           59,244           37,038
     Management fee income from affiliates .....................             780              538              247
     Management fee income from subsidiaries (eliminated in
         consolidation) ........................................             619              392              290
                                                                    ------------     ------------     ------------
         Total revenues ........................................         108,154           60,416           37,597
Expenses:
     Interest expense (eliminated in consolidation) ............           5,000            5,000            2,917
     General and administrative expenses .......................           1,404            1,083              562
                                                                    ------------     ------------     ------------
         Total expenses ........................................           6,404            6,083            3,479
                                                                    ------------     ------------     ------------
                                                                         101,750           54,333           34,118
Income taxes (credits) .........................................          (1,117)          (1,795)            (975)
                                                                    ------------     ------------     ------------
Income before equity in undistributed income (dividends in
     excess of equity income) of subsidiaries and discontinued
     operations ................................................         102,867           56,128           35,093
Equity in undistributed income (dividends in excess of equity
     income) of subsidiaries (eliminated in consolidation) .....         (48,542)          (3,453)          40,035
                                                                    ------------     ------------     ------------
Income from continuing operations ..............................          54,325           52,675           75,128
Discontinued operations:
     Equity income from property-casualty subsidiary, net of
          related income taxes .................................              --              287              699
     Gain on disposal of property-casualty subsidiary, net of
          related income taxes .................................           1,385              978               --
                                                                    ------------     ------------     ------------
Net income .....................................................          55,710           53,940           75,827
Dividends on Series A and B preferred stock ....................            (150)            (150)          (2,171)
                                                                    ------------     ------------     ------------
Net income applicable to common stock ..........................    $     55,560     $     53,790     $     73,656
                                                                    ============     ============     ============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                1999             1998             1997
                                                                            ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................    $      1,036     $     (4,526)    $     (4,048)

INVESTING ACTIVITIES
     Short-term investments - net ......................................             997               --               --
     Investment in subsidiaries (eliminated in consolidation) ..........            (583)              --               --
     Net proceeds from sale of subsidiary - discontinued operations ....           1,229           25,000               --
     Dividends from subsidiaries (eliminated in consolidation) .........          29,945           13,594           37,038
                                                                            ------------     ------------     ------------
Net cash provided by investing activities ..............................          31,588           38,594           37,038

FINANCING ACTIVITIES
     Purchase of common stock ..........................................         (25,309)         (25,008)         (24,834)
     Issuance of common stock ..........................................           1,947            2,456            1,201
     Dividends paid ....................................................         (10,758)         (10,182)          (9,437)
                                                                            ------------     ------------     ------------
Net cash used in financing activities ..................................         (34,120)         (32,734)         (33,070)
                                                                            ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents .......................          (1,496)           1,334              (80)
Cash and cash equivalents at beginning of year .........................           1,743              409              489
                                                                            ------------     ------------     ------------
Cash and cash equivalents at end of year ...............................    $        247     $      1,743     $        409
                                                                            ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received (paid) during the year for income taxes ..................    $       (786)    $      1,853     $       (111)
Noncash investing and financing activities:
     Dividend from subsidary ...........................................          75,000           45,650               --
     Investment in subsidiaries ........................................              --               --           (3,000)
     Issuance of long-term debt ........................................              --               --          100,000
     Purchase of Series A preferred stock ..............................              --               --         (100,000)
     Issuance of Series B preferred stock ..............................              --               --            3,000
                                                                            ------------     ------------     ------------
                                                                                  75,000           45,650               --


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.    BASIS OF PRESENTATION

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' investments classified as "available-for-sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

2.    CASH DIVIDENDS FROM SUBSIDIARY

The parent company received cash dividends totaling $29.9 million in 1999, $13.6 million in 1998 and $37.0 million in 1997.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            FBL FINANCIAL GROUP, INC.

                   COLUMN A                   COLUMN B          COLUMN C          COLUMN D          COLUMN E          COLUMN F
                   --------                --------------    --------------    --------------    --------------    --------------
                                                             FUTURE POLICY
                                           DEFERRED POLICY  BENEFITS, LOSSES,                        OTHER
                                             ACQUISITION     CLAIMS AND LOSS      UNEARNED        POLICYHOLDER         PREMIUM
                                               COSTS            EXPENSES          REVENUES            FUNDS            REVENUE
                                           --------------    --------------    --------------    --------------    --------------
                                                                           (DOLLARS IN THOUSANDS)
December 31, 1999:
    Life insurance ....................    $      236,263    $    2,388,794    $       27,650    $      257,660    $      151,293
                                           ==============    ==============    ==============    ==============    ==============

December 31, 1998:
    Life insurance ....................    $      203,581    $    2,338,969    $       25,373    $      245,758    $      145,630
                                           ==============    ==============    ==============    ==============    ==============

December 31, 1997:
    Life insurance ....................    $      181,916    $    2,304,004    $       23,530    $      236,479    $      140,507
                                           ==============    ==============    ==============    ==============    ==============

                   COLUMN A                   COLUMN G           COLUMN H          COLUMN I          COLUMN J
                   --------                --------------     --------------    --------------    --------------
                                                                                AMORTIZATION
                                                                 BENEFITS,       OF DEFERRED
                                                              CLAIMS, LOSSES       POLICY             OTHER
                                           NET INVESTMENT     AND SETTLEMENT     ACQUISITION        OPERATING
                                              INCOME(1)          EXPENSES           COSTS            EXPENSES
                                           --------------     --------------    --------------    --------------
                                                                           (DOLLARS IN THOUSANDS)
December 31, 1999:
    Life insurance ....................    $      225,040     $      200,728    $       12,434    $       57,742
    Other, including eliminations .....               780                 --                --                --
                                           --------------     --------------    --------------    --------------
    Total .............................    $      225,820     $      200,728    $       12,434    $       57,742
                                           ==============     ==============    ==============    ==============

December 31, 1998:
    Life insurance ....................    $      228,494     $      199,671    $       10,171    $       53,812
    Other, including eliminations .....              (427)                --                --                --
                                           --------------     --------------    --------------    --------------
    Total .............................    $      228,067     $      199,671    $       10,171    $       53,812
                                           ==============     ==============    ==============    ==============

December 31, 1997:
    Life insurance ....................    $      220,328     $      206,271    $        8,474    $       53,109
    Other, including eliminations .....                38                 --                --                --
                                           --------------     --------------    --------------    --------------
    Total .............................    $      220,366     $      206,271    $        8,474    $       53,109
                                           ==============     ==============    ==============    ==============

(1) Net investment income is allocated to the segments based upon the investments held by the respective segment.

                            SCHEDULE IV - REINSURANCE
                            FBL FINANCIAL GROUP, INC.

                     COLUMN A                     COLUMN B         COLUMN C         COLUMN D          COLUMN E        COLUMN F
                     --------                  --------------   --------------   --------------   --------------   --------------
                                                                                  ASSUMED FROM                       PERCENT OF
                                                                CEDED TO OTHER       OTHER                             AMOUNT
                                                GROSS AMOUNT       COMPANIES        COMPANY         NET AMOUNT     ASSUMED TO NET
                                               --------------   --------------   --------------   --------------   --------------
Year ended December 31, 1999:
     Life insurance in force, at end of
        year ..............................    $   21,024,991   $    1,826,299   $           56   $   19,198,748              --
                                               ==============   ==============   ==============   ==============   ==============
     Insurance premiums and other
        considerations:
        Interest sensitive product charges     $       57,206   $        1,846   $            3   $       55,363              --
        Traditional life insurance and
           accident and health premiums ...            99,420            3,490               --           95,930              --
                                               --------------   --------------   --------------   --------------   --------------
                                               $      156,626   $        5,336   $            3   $      151,293              --%
                                               ==============   ==============   ==============   ==============   ==============

Year ended December 31, 1998:
     Life insurance in force, at end of
        year ..............................    $   19,665,773   $    1,298,695   $           --   $   18,367,078              --
                                               ==============   ==============   ==============   ==============   ==============
     Insurance premiums and other
        considerations:
        Interest sensitive product charges     $       53,976   $        1,820   $            1   $       52,157              --
        Traditional life insurance and
           accident and health premiums ...            97,591            4,118               --           93,473              --
                                               --------------   --------------   --------------   --------------   --------------
                                               $      151,567   $        5,938   $            1   $      145,630              --%
                                               ==============   ==============   ==============   ==============   ==============

Year ended December 31, 1997:
     Life insurance in force, at end of
        year ..............................    $   18,380,799   $    1,248,564   $           --   $   17,132,235              --
                                               ==============   ==============   ==============   ==============   ==============
     Insurance premiums and other
        considerations:
        Interest sensitive product charges     $       49,793   $        1,814   $           --   $       47,979              --
        Traditional life insurance and
           accident and health premiums ...            96,708            4,180               --           92,528              --
                                               --------------   --------------   --------------   --------------   --------------
                                               $      146,501   $        5,994   $           --   $      140,507              --%
                                               ==============   ==============   ==============   ==============   ==============