Form 10-Q
period 2000-03-31
FBL FINANCIAL GROUP INC
filed 2000-05-05
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________________ to____________________

                         Commission File Number: 1-11917
                                                 -------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,836,625 shares of Class A common stock and 1,192,990 shares of Class B common stock as of May 1, 2000.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2000            1999
                                                                                    ------------    ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $329,132; 1999 -
        $337,794) ..............................................................    $    328,721    $    339,362
     Available for sale, at market (amortized cost: 2000 - $2,118,258; 1999 -
        $2,077,341) ............................................................       2,051,603       2,002,030
   Equity securities, at market (cost: 2000 - $43,455; 1999 - $38,147) .........          42,452          35,345
   Mortgage loans on real estate ...............................................         320,375         314,523
   Investment real estate, less allowances for depreciation of $2,461 in 2000
     and $2,300 in 1999 ........................................................          19,462          20,119
   Policy loans ................................................................         124,297         123,717
   Other long-term investments .................................................           8,545           8,575
   Short-term investments ......................................................          49,594         106,529
                                                                                    ------------    ------------
Total investments ..............................................................       2,945,049       2,950,200

Cash and cash equivalents ......................................................           3,296           6,482
Securities and indebtedness of related parties .................................          61,187          61,309
Accrued investment income ......................................................          35,355          35,707
Accounts and notes receivable ..................................................           1,855           1,733
Amounts receivable from affiliates .............................................           6,237           4,484
Reinsurance recoverable ........................................................           4,428           4,812
Deferred policy acquisition costs ..............................................         241,368         236,263
Value of insurance in force acquired ...........................................          15,445          15,894
Property and equipment, less allowances for depreciation of $41,253 in 2000
   and $40,115 in 1999 .........................................................          59,632          60,506
Current income taxes recoverable ...............................................           1,820              --
Deferred income taxes ..........................................................              --           4,616
Goodwill, less accumulated amortization of $4,355 in 2000 and $4,181 in
   1999 ........................................................................           9,077           9,251
Other assets ...................................................................          16,625          15,046
Assets held in separate accounts ...............................................         284,770         256,028






                                                                                    ------------    ------------
        Total assets ...........................................................    $  3,686,144    $  3,662,331
                                                                                    ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2000             1999
                                                                                   ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products ...........................................    $  1,612,659     $  1,626,042
        Traditional life insurance and accident and health products ...........         757,389          752,733
        Unearned revenue reserve ..............................................          27,921           27,650
     Other policy claims and benefits .........................................           9,714           10,019
                                                                                   ------------     ------------
                                                                                      2,407,683        2,416,444
   Other policyholders' funds:
     Supplementary contracts without life contingencies .......................         162,584          160,848
     Advance premiums and other deposits ......................................          83,189           83,258
     Accrued dividends ........................................................          13,609           13,554
                                                                                   ------------     ------------
                                                                                        259,382          257,660

   Short-term debt payable to affiliate .......................................          11,694           11,694
   Amounts payable to affiliates ..............................................             245              166
   Long-term debt .............................................................          40,000           40,000
   Current income taxes payable ...............................................              --            1,002
   Deferred income taxes ......................................................           4,124               --
   Other liabilities ..........................................................          68,270           77,184
   Liabilities related to separate accounts ...................................         284,770          256,028
                                                                                   ------------     ------------
        Total liabilities .....................................................       3,076,168        3,060,178

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust ......................................................          97,000           97,000
   Other ......................................................................             237              145

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares ......           3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,809,602 shares in 2000 and 30,307,232 shares
     in 1999 ..................................................................          42,204           42,308
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ..................................           7,558            7,558
   Accumulated other comprehensive loss .......................................         (48,264)         (49,917)
   Retained earnings ..........................................................         508,241          502,059
                                                                                   ------------     ------------
     Total stockholders' equity ...............................................         512,739          505,008
                                                                                   ------------     ------------
        Total liabilities and stockholders' equity ............................    $  3,686,144     $  3,662,331
                                                                                   ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      ------------     ------------
Revenues:
    Interest sensitive product charges ...........................................    $     14,722     $     13,432
    Traditional life insurance and accident and health premiums ..................          24,003           23,411
    Net investment income ........................................................          54,683           55,987
    Realized losses on investments ...............................................             (61)          (2,240)
    Other income .................................................................           4,498            4,929
                                                                                      ------------     ------------
       Total revenues ............................................................          97,845           95,519
Benefits and expenses:
    Interest sensitive product benefits ..........................................          30,968           29,317
    Traditional life insurance and accident and health benefits ..................          15,745           15,753
    Increase in traditional life and accident and health future policy benefits ..           4,654            4,197
    Distributions to participating policyholders .................................           6,257            6,439
    Underwriting, acquisition and insurance expenses .............................          18,295           16,609
    Interest expense .............................................................             861              547
    Other expenses ...............................................................           3,819            4,002
                                                                                      ------------     ------------
       Total benefits and expenses ...............................................          80,599           76,864
                                                                                      ------------     ------------
                                                                                            17,246           18,655
Income taxes .....................................................................          (5,537)          (6,035)
 Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily redeemable preferred stock of
       subsidiary trust ..........................................................          (1,213)          (1,213)
    Other ........................................................................             (42)              14
Equity income, net of related income taxes .......................................           7,680              204
                                                                                      ------------     ------------
Net income .......................................................................    $     18,134     $     11,625
                                                                                      ============     ============

Earnings per common share ........................................................    $       0.58     $       0.35
                                                                                      ============     ============
Earnings per common share - assuming dilution ....................................    $       0.57     $       0.35
                                                                                      ============     ============

 Cash dividends per common share .................................................    $      0.090     $      0.083
                                                                                      ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      ACCUMULATED
                                                        CLASS A         CLASS B          OTHER                           TOTAL
                                       PREFERRED        COMMON          COMMON       COMPREHENSIVE     RETAINED      STOCKHOLDERS'
                                         STOCK           STOCK           STOCK       INCOME (LOSS)     EARNINGS          EQUITY
                                      ------------    ------------    ------------   ------------    ------------    ------------
Balance at January 1, 1999 ........   $      3,000    $     42,034    $      7,558   $     50,050    $    480,946    $    583,588
  Comprehensive income (loss):
     Net income for three
       months ended March 31,
       1999 .......................             --              --              --             --          11,625          11,625
     Change in net unrealized
       investment gains/losses ....             --              --              --        (25,578)             --         (25,578)
                                                                                                                     ------------
   Total comprehensive loss .......                                                                                       (13,953)
  Purchase of 146,200 shares
     of common stock ..............             --            (196)             --             --          (2,614)         (2,810)
  Issuance of 26,162 shares of
     common stock under
     employee benefit and
     stock option plans,
     including related income
     tax benefit ..................             --             468              --             --              --             468
  Dividends on preferred stock ....             --              --              --             --             (37)            (37)
  Dividends on common stock .......             --              --              --             --          (2,697)         (2,697)
                                      ------------    ------------    ------------   ------------    ------------    ------------
Balance at March 31, 1999 .........   $      3,000    $     42,306    $      7,558   $     24,472    $    487,223    $    564,559
                                      ============    ============    ============   ============    ============    ============

Balance at January 1, 2000 ........   $      3,000    $     42,308    $      7,558   $    (49,917)   $    502,059    $    505,008
  Comprehensive income:
     Net income for three
       months ended March 31,
       2000 .......................             --              --              --             --          18,134          18,134
     Change in net unrealized
       investment gains/losses ....             --              --              --          1,653              --           1,653
                                                                                                                     ------------
   Total comprehensive income .....                                                                                        19,787
  Purchase of 573,581 shares
     of common stock ..............             --            (803)             --             --          (9,123)         (9,926)
  Issuance of 75,951 shares of
     common stock under
     employee benefit and
     stock option plans,
     including related income
     tax benefit ..................             --             699              --             --              --             699
  Dividends on preferred stock ....             --              --              --             --             (37)            (37)
  Dividends on common stock .......             --              --              --             --          (2,792)         (2,792)
                                      ------------    ------------    ------------   ------------    ------------    ------------
Balance at March 31, 2000 .........   $      3,000    $     42,204    $      7,558   $    (48,264)   $    508,241    $    512,739
                                      ============    ============    ============   ============    ============    ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                              2000             1999
                                                                                          ------------     ------------
OPERATING ACTIVITIES
 Net income ..........................................................................    $     18,134     $     11,625
 Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances .........................................          26,179           25,903
       Charges for mortality and administration ......................................         (14,412)         (13,274)
       Deferral of unearned revenues .................................................             660              630
       Amortization of unearned revenue reserve ......................................            (329)            (281)
    Provision for depreciation and amortization ......................................           4,539            3,493
    Equity income ....................................................................          (7,680)            (204)
    Realized losses on investments ...................................................              61            2,240
    Increase in traditional life and accident and health benefit accruals ............           4,654            4,760
    Policy acquisition costs deferred ................................................          (8,794)          (8,216)
    Amortization of deferred policy acquisition costs ................................           2,977            2,521
    Provision for deferred income taxes ..............................................           7,818              379
    Other ............................................................................          (5,994)          (1,464)
                                                                                          ------------     ------------
Net cash provided by operating activities ............................................          27,813           28,112

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment ...........................................          10,528           52,729
    Fixed maturities - available for sale ............................................          48,035           33,891
    Equity securities ................................................................           1,755            1,714
    Mortgage loans on real estate ....................................................          16,589           18,006
    Investment real estate ...........................................................             524            5,535
    Policy loans .....................................................................           7,787            7,200
    Other long-term investments ......................................................               1              663
    Short-term investments - net .....................................................          56,935            4,419
                                                                                          ------------     ------------
                                                                                               142,154          124,157
Acquisition of investments:
    Fixed maturities - available for sale ............................................        (103,895)        (120,072)
    Equity securities ................................................................          (2,368)          (1,734)
    Mortgage loans on real estate ....................................................         (22,494)         (13,596)
    Investment real estate ...........................................................              --             (146)
    Policy loans .....................................................................          (8,367)          (6,875)
    Other long-term investments ......................................................              --             (519)
                                                                                          ------------     ------------
                                                                                              (137,124)        (142,942)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                              2000             1999
                                                                                          ------------     ------------
INVESTING ACTIVITIES (CONTINUED):
 Proceeds from disposal, repayments of advances and other distributions from
    equity investees .................................................................    $      1,181     $      2,538
Investments in and advances to equity investees ......................................            (344)            (460)
Net proceeds from sale of discontinued operations ....................................           2,000            1,229
Net purchases of property and equipment and other ....................................          (2,037)          (4,825)
                                                                                          ------------     ------------
Net cash provided by (used in) investing activities ..................................           5,830          (20,303)

FINANCING ACTIVITIES
 Receipts from interest sensitive and variable products credited to policyholder
    account balances .................................................................          61,751           53,799
Return of policyholder account balances on interest sensitive and variable
    products .........................................................................         (85,165)         (56,028)
Proceeds from short-term debt with affiliate .........................................              --              960
Repayments of long-term debt .........................................................              --              (71)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust .................................................................          (1,213)          (1,213)
Other distributions to minority interests - net ......................................              50             (168)
Purchase of common stock .............................................................         (10,088)          (2,810)
Issuance of common stock .............................................................             665              430
Dividends paid .......................................................................          (2,829)          (2,734)
                                                                                          ------------     ------------
Net cash used in financing activities ................................................         (36,829)          (7,835)
                                                                                          ------------     ------------
Decrease in cash and cash equivalents ................................................          (3,186)             (26)
Cash and cash equivalents at beginning of period .....................................           6,482            4,516
                                                                                          ------------     ------------
Cash and cash equivalents at end of period ...........................................    $      3,296     $      4,490
                                                                                          ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
    Interest .........................................................................    $        633     $        503
    Income taxes .....................................................................           4,692             (133)


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 1999 included in our annual report on Form 10-K.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.       ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 also allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. The Statement is effective for the year beginning January 1, 2001, with earlier adoption encouraged. Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statement will have a significant effect on our earnings or financial position.

3.       INVESTMENT OPERATIONS

Fixed maturity securities, comprised of bonds and redeemable preferred stocks that we have the positive intent and ability to hold to maturity, are designated as "held for investment." Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in our financial statements. Fixed maturity securities which may be sold are designated as "available for sale." Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income or loss. The unrealized gains and losses included in accumulated other comprehensive income or loss are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

During the first quarter of 2000, an equity investee distributed to us an equity security with a fair value of $4.2 million. The distribution was treated as a noncash transaction for purposes of the statement of cash flow.

Net unrealized investment losses as reported were comprised of the following:

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                        (DOLLARS IN THOUSANDS)
Unrealized depreciation on fixed maturity and equity securities available for
    sale ........................................................................    $    (67,658)    $    (78,113)
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ...........................................           4,865            5,577
    Value of insurance in force acquired ........................................             899            1,040
    Unearned revenue reserve ....................................................            (494)            (554)
Provision for deferred income taxes .............................................          21,836           25,217
                                                                                     ------------     ------------
                                                                                          (40,552)         (46,833)
Proportionate share of net unrealized investment losses of equity investees .....          (7,712)          (3,084)
                                                                                     ------------     ------------
Net unrealized investment losses ................................................    $    (48,264)    $    (49,917)
                                                                                     ============     ============

4.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at March 31, 2000 and at December 31, 1999. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.08% at March 31, 2000 and 5.77% at December 31, 1999). Fixed maturity securities with a carrying value of $32.3 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $199.1 million on the line of credit from the FHLB at March 31, 2000. Any additional borrowing will require that additional collateral be deposited with the FHLB.

We have a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at March 31, 2000 and December 31, 1999 are being used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (9.00% at March 31, 2000 and 8.50% at December 31, 1999). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

5.       CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31, 2000, management is not aware of any claims for which a material loss is reasonably possible.

We seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises. Reinsurance contracts do not relieve us of our obligations to policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for reinsurance recoverable since none of our receivables are deemed to be uncollectible.

In connection with an investment in a real estate limited partnership, we have agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At March 31, 2000, we assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. At December 31, 1999, we recorded a reserve for expected future cash flow deficiencies totaling $0.4 million. At March 31, 2000, the limited partnership had a $5.2 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We may earn additional consideration during each of the three years in the period ended December 31, 2002 in accordance with an earn-out provision. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the three year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of March 31, 2000. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

6.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              -----------------------------
                                                                                  2000             1999
                                                                              ------------     ------------
                                                                                  (DOLLARS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE DATA)
Numerator:
    Net income ...........................................................    $     18,134     $     11,625
    Dividends on Series B preferred stock ................................             (37)             (37)
                                                                              ------------     ------------
       Numerator for earnings per common share-income available to
           common stockholders ...........................................    $     18,097     $     11,588
                                                                              ============     ============

Denominator:
    Denominator for earnings per common share - weighted-average
        shares ...........................................................      31,197,714       32,696,694
    Effect of dilutive securities - employee stock options ...............         435,157          660,743
                                                                              ------------     ------------
       Denominator for diluted earnings per common share - adjusted
           weighted-average shares .......................................      31,632,871       33,357,437
                                                                              ============     ============

Earnings per common share ................................................    $       0.58     $       0.35
                                                                              ============     ============
Earnings per common share - assuming dilution ............................    $       0.57     $       0.35
                                                                              ============     ============

7.       SEGMENT INFORMATION

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

        SEGMENT                          SOURCE OF REVENUES
        Investment advisory............  Fee income from the management of investments
        Marketing and distribution.....  Commissions and distribution fee income from the sale of mutual funds and
                                             insurance products not issued by us
        Leasing........................  Income from operating leases
        Corporate......................  Fees from management and administrative services

Financial information concerning our operating segments is as follows:

                                                                THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
                                                                   (DOLLARS IN THOUSANDS)
Revenues from external customers:
   Life insurance .........................................    $     92,645     $     90,912
   All other ..............................................          11,612            9,182
                                                               ------------     ------------
                                                                    104,257          100,094
   Eliminations ...........................................          (6,412)          (4,575)
                                                               ------------     ------------
   Consolidated ...........................................    $     97,845     $     95,519
                                                               ============     ============

Intersegment revenues:
   Life insurance .........................................    $        504     $        220
   All other ..............................................           5,908            4,355
                                                               ------------     ------------
                                                                      6,412            4,575
   Eliminations ...........................................          (6,412)          (4,575)
                                                               ------------     ------------
   Consolidated ...........................................    $         --     $         --
                                                               ============     ============

Net income (loss):
   Life insurance .........................................    $     17,775     $     12,073
   All other ..............................................             359             (448)
                                                               ------------     ------------
   Consolidated ...........................................    $     18,134     $     11,625
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

Revenues and net income are primarily derived from our life insurance segment. Revenues and expenses of our other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 7 of the Notes to Consolidated Financial Statements (pages 9 and 10) for additional information regarding segment information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET INCOME totaled $18.1 million in the 2000 period and $11.6 million in the 1999 period. Adjusted operating income, which does not include the impact of realized gains and losses on investments, totaled $18.2 million in the 2000 period and $12.9 million in the 1999 period. Net income and adjusted operating income increased principally due to an increase in equity income from investments in various partnerships and joint ventures. In addition, net income increased due to a decrease in realized losses on investments. The following is a reconciliation of net income to adjusted operating income.

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2000            1999
                                                                           ------------    ------------
                                                                              (DOLLARS IN THOUSANDS,
                                                                             EXCEPT PER SHARE AMOUNTS)
Net income ............................................................    $     18,134    $     11,625
Adjustment - net realized losses on investments .......................              58           1,303
                                                                           ------------    ------------
Adjusted operating income .............................................    $     18,192    $     12,928
                                                                           ============    ============
Earnings per common share - assuming dilution .........................    $       0.57    $       0.35
                                                                           ============    ============
Adjusted operating earnings per common share - assuming dilution ......    $       0.57    $       0.39
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

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the fifteen-month period ended March 31, 2000. Weighted average common shares outstanding, assuming dilution, totaled 31.6 million in the 2000 period and 33.4 million in the 1999 period. This decrease is primarily the result of acquisitions of common stock by the Company.

A summary of our premiums and product charges is as follows:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                2000            1999
                                                                            ------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges .................................    $     14,722    $     13,432
    Traditional life insurance and accident and health premiums ........          24,003          23,411
                                                                            ------------    ------------
       Total ...........................................................    $     38,725    $     36,843
                                                                            ============    ============

INTEREST SENSITIVE PRODUCT CHARGES increased 9.6% in the 2000 period to $14.7 million. This increase is due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH PREMIUMS increased 2.5% in the 2000 period to $24.0 million. During the 2000 period, traditional life premiums increased 1.8% to $20.5 million and accident and health premiums increased 6.7% to $3.5 million. Management believes the modest increase in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 23.9% to $12.3 million in the 2000 period.

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

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, decreased 2.3% in the 2000 period to $54.7 million. The annualized yield earned on average invested assets decreased to 7.43% in the 2000 period from 7.79% in the 1999 period due principally to a decrease in fee income from mortgage loan prepayments and bond calls. Fee income from mortgage loan prepayments and bond calls was less than $0.1 million in the 2000 period compared to $1.6 million in the 1999 period. The impact of the decline in annualized yield was partially offset by a 2.2% increase in average invested assets to $3,023.4 million in the 2000 period.

REALIZED LOSSES ON INVESTMENTS decreased 97.3% in the 2000 period to ($0.1) million. Realized gains (losses) include writedowns of investments that became other-than-temporarily impaired totaling $2.3 million in the 2000 period and $2.2 million in the 1999 period. These writedowns are the result of sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME decreased 8.7% in the 2000 period to $4.5 million. This decrease is primarily due to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties.

A summary of our policy benefits is as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      2000            1999
                                                                                  ------------    ------------
                                                                                     (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits ......................................    $     30,968    $     29,317
    Traditional life insurance and accident and health benefits ..............          15,745          15,753
    Increase in traditional and accident and health future policy benefits ...           4,654           4,197
    Distributions to participating policyholders .............................           6,257           6,439
                                                                                  ------------    ------------
       Total .................................................................    $     57,624    $     55,706
                                                                                  ============    ============

INTEREST SENSITIVE PRODUCT BENEFITS increased 5.6% in the 2000 period to $31.0 million. The components of interest sensitive product benefits, along with selected average interest crediting rates, are as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------
                                                                         2000             1999
                                                                     ------------     ------------
                                                                         (DOLLARS IN THOUSANDS)
Interest credited to account balances ...........................    $     26,179     $     25,903
Death benefits in excess of related account balances ............           4,789            3,414
Weighted average contractual crediting rates:
   Universal life liabilities ...................................            6.01%            5.97%
   Annuity liabilities ..........................................            5.70%            5.70%

The increase in interest credited in first quarter of 2000 compared to the first quarter of 1999 is due primarily to growth in the average account balance outstanding. While we decreased the crediting rate on our deposit administration contracts effective January 1, 2000, the crediting rate on our product portfolio has been relatively consistent over the 15-month period ended March 31, 2000. Interest sensitive death benefits can tend to fluctuate from period to period as a result of morbidity experience.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, increased 2.3% in the 2000 period to $20.4 million. Accident and health benefits, including related change in reserves, increased 73.3% in 2000 to $3.1 million. Death and surrender benefits on traditional products decreased $0.6 million, or 4.7%, to $13.0 million in the 2000 period. Traditional life insurance and accident and health benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS decreased 2.8% in the 2000 period to $6.3 million. This decrease is primarily attributable to a decrease in the average interest rate used in the dividend formula for these policies to 5.72% at March 31, 2000 from 5.84% at March 31, 1999.

A summary of the our underwriting, acquisition and insurance expenses is as follows:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       2000            1999
                                                                                   ------------    ------------
                                                                                    (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ......................................    $      2,673    $      2,409
    Amortization of deferred policy acquisition costs .........................           2,977           2,521
    Other underwriting, acquisition and insurance expenses, net of deferrals ..          12,645          11,679
                                                                                   ------------    ------------
       Total ..................................................................    $     18,295    $     16,609
                                                                                   ============    ============

COMMISSION EXPENSE increased 11.0% in the 2000 period to $2.7 million. Commission expense increased due principally to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased 18.1% in the 2000 period to $3.0 million. The increase in amortization is primarily attributable to the impact of realized gains and losses on investments backing the related policyholder liabilities. In addition, the increase is also the result of an increase in the unamortized acquisition cost asset due to growth in the volume of business in force.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 8.3% in the 2000 period to $12.6 million. Salaries, benefits and other operating expenses increased in the 2000 period primarily due to increased operating expenses associated with administering our variable product business and developing variable product alliances. In addition, the level of agent training and related costs increased in the 2000 period compared to the 1999 period. These increases were partially offset by a $0.3 million decrease in expenses associated with preparing our computer systems for the Year 2000 date conversion.

INTEREST EXPENSE increased 57.4% in the 2000 period to $0.9 million due to an increase in the average debt outstanding.

OTHER EXPENSES decreased 4.6% in the 2000 period to $3.8 million, due principally to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties.

INCOME TAXES decreased 8.3% in the 2000 period to $5.5 million. The effective tax rate was 32.1% for the 2000 period and 32.4% for the 1999 period. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, increased in the 2000 period to $7.7 million compared to $0.2 million in the 1999 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in the 2000 period is driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio decreased 0.2% to $2,945.0 million at March 31, 2000 compared to $2,950.2 million at December 31, 1999. This decrease is primarily the result of net cash outflows on interest sensitive and variable products and the acquisition of our common stock, partially offset by cash flow from operations.

Over the last several years, the mix of our life insurance business has been shifting from traditional and interest sensitive products to variable products. In addition, in an attempt to enhance our persistency rate, we have promoted an exchange program for the rollover of universal life policies to variable universal life policies. We expect the shift to variable products to continue due to this program and the continued popularity of the variable products. A majority of premiums received on variable products are typically invested in our separate accounts as opposed to the general account investments. This trend is expected to impact the future growth rate of our investment portfolio and separate account assets.

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

Our investment portfolio is summarized in the table below:

                                             MARCH 31, 2000                  DECEMBER 31, 1999
                                      -----------------------------    -----------------------------
                                      CARRYING VALUE      PERCENT      CARRYING VALUE     PERCENT
                                      --------------   ------------    --------------   ------------
                                                      (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public .........................    $  1,767,335            60.0%    $  1,733,678            58.8%
   144A private placement .........         435,392            14.8          429,269            14.6
   Private placement ..............         177,597             6.0          178,445             6.0
                                       ------------    ------------     ------------    ------------
   Total fixed maturities .........       2,380,324            80.8        2,341,392            79.4
 Equity securities ................          42,452             1.4           35,345             1.2
 Mortgage loans on real estate ....         320,375            10.9          314,523            10.7
 Investment real estate:
   Acquired for debt ..............             326              --              783              --
   Investment .....................          19,136             0.7           19,336             0.6
 Policy loans .....................         124,297             4.2          123,717             4.2
 Other long-term investments ......           8,545             0.3            8,575             0.3
 Short-term investments ...........          49,594             1.7          106,529             3.6
                                       ------------    ------------     ------------    ------------
      Total investments ...........    $  2,945,049           100.0%    $  2,950,200           100.0%
                                       ============    ============     ============    ============

As of March 31, 2000, 93.7% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2000, the investment in non-investment grade debt was 6.3% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                MARCH 31, 2000
                                                                          --------------------------
  NAIC DESIGNATION             EQUIVALENT S&P RATINGS (1)                 CARRYING VALUE    PERCENT
---------------------   -----------------------------------------------   --------------  ----------
                                                                            (DOLLARS IN THOUSANDS)
          1             (AAA, AA, A)..................................    $   1,461,474        61.4%
          2             (BBB).........................................          769,133        32.3
                                                                          -------------   ---------
                        Total investment grade........................        2,230,607        93.7
          3             (BB)..........................................          111,669         4.7
          4             (B)...........................................           30,831         1.3
          5             (CCC, CC, C)..................................            4,001         0.2
          6             In or near default............................            3,216         0.1
                                                                          -------------   ---------
                        Total below investment grade..................          149,717         6.3
                                                                          -------------   ---------
                        Total fixed maturities........................    $   2,380,324       100.0%
                                                                          =============   =========

-----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at March 31, 2000:

                                                                      HELD FOR INVESTMENT
                                               ------------------------------------------------------------------
                                                                     GROSS           GROSS
                                                                  UNREALIZED       UNREALIZED         ESTIMATED
                                               AMORTIZED COST        GAINS           LOSSES         MARKET VALUE
                                               --------------   --------------   --------------    --------------
                                                                    (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed
    securities .............................   $      328,721   $        3,900   $       (3,489)   $      329,132
                                               ==============   ==============   ==============    ==============

                                                                       AVAILABLE FOR SALE
                                               ------------------------------------------------------------------
                                                                     GROSS           GROSS
                                                                  UNREALIZED       UNREALIZED         ESTIMATED
                                               AMORTIZED COST        GAINS           LOSSES         MARKET VALUE
                                               --------------   --------------   --------------    --------------
                                                                     (DOLLARS IN THOUSANDS)

Bonds:
    United States Government and agencies ..   $       71,055   $          574   $       (1,336)   $       70,293
    State, municipal and other governments .           58,156              494           (1,166)           57,484
    Public utilities .......................          116,681            1,897           (3,509)          115,069
    Corporate securities ...................        1,062,679           14,518          (57,711)        1,019,486
    Mortgage and asset-backed securities ...          764,065            3,731          (19,884)          747,912
Redeemable preferred stocks ................           45,622              423           (4,686)           41,359
                                               --------------   --------------   --------------    --------------
Total fixed maturities .....................   $    2,118,258   $       21,637   $      (88,292)   $    2,051,603
                                               ==============   ==============   ==============    ==============

Equity securities ..........................   $       43,455   $        5,332   $       (6,335)   $       42,452
                                               ==============   ==============   ==============    ==============

The carrying value and estimated market value of our portfolio of fixed maturity securities at March 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      HELD FOR INVESTMENT               AVAILABLE FOR SALE
                                               -------------------------------   --------------------------------
                                                                   ESTIMATED                         ESTIMATED
                                               AMORTIZED COST    MARKET VALUE    AMORTIZED COST     MARKET VALUE
                                               --------------   --------------   --------------    --------------
                                                                    (DOLLARS IN THOUSANDS)
Due in one year or less ....................   $           --   $           --   $       46,881    $       47,086
Due after one year through five years ......               --               --          234,075           227,878
Due after five years through ten years .....               --               --          415,225           395,346
Due after ten years ........................               --               --          612,390           592,022
                                               --------------   --------------   --------------    --------------
                                                           --               --        1,308,571         1,262,332
Mortgage and asset-backed securities .......          328,721          329,132          764,065           747,912
Redeemable preferred stocks ................               --               --           45,622            41,359
                                               --------------   --------------   --------------    --------------
                                               $      328,721   $      329,132   $    2,118,258    $    2,051,603
                                               ==============   ==============   ==============    ==============

Mortgage and other asset-backed securities constitute a significant portion of our portfolio of securities. These securities were purchased at a time when, we believed, these types of investments provided superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invests in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches.

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at March 31, 2000, summarized by type of security.

                                                                                                         PERCENT
                                                         AMORTIZED                       CARRYING        OF FIXED
                                                           COST         PAR VALUE          VALUE        MATURITIES
                                                       ------------    ------------    ------------    ------------
                                                                          (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential .....................................    $    415,615    $    420,464    $    414,426            17.4%
   Pass through ...................................          73,648          73,173          70,213             2.9
   Planned and targeted amortization class ........          40,537          40,636          40,453             1.7
   Other ..........................................          11,355          11,617          11,348             0.5
                                                       ------------    ------------    ------------    ------------
Total residential mortgage-backed securities ......         541,155         545,890         536,440            22.5
Commercial mortgage-backed securities .............         217,927         216,741         211,618             8.9
Other asset-backed securities .....................         333,704         335,358         328,575            13.8
                                                       ------------    ------------    ------------    ------------
Total mortgage and asset-backed securities ........    $  1,092,786    $  1,097,989    $  1,076,633            45.2%
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

At March 31, 2000, we held $320.4 million or 10.9% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 2000, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at March 31, 2000 include:
Pacific (28%) which includes California; and West South Central (25%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with office buildings (47%) and retail facilities (34%) representing the largest holdings at March 31, 2000.

Our asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At March 31, 2000, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.6 years. Based on our utilization of the fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.8 as of March 31, 2000.

OTHER ASSETS

Assets held in separate accounts increased $28.7 million, or 11.2%, to $284.8 million at March 31, 2000 due primarily to net transfers to the separate accounts resulting from sales of our variable products. At March 31, 2000, we had total assets of $3,686.1 million, a 0.7% increase from total assets at December 31, 1999.

LIABILITIES

Policy liabilities and accruals decreased 0.4% to $2,407.7 million at March 31, 2000. The slight decrease in policy liabilities is partially attributable to our marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. At March 31, 2000, we had total liabilities of $3,076.2 million, a 0.5% increase from total liabilities at December 31, 1999.

STOCKHOLDERS' EQUITY

Stockholders' equity increased 1.5% to $512.7 million at March 31, 2000, compared to $505.0 million at December 31, 1999. This increase is principally attributable to net income and unrealized appreciation on securities classified as available for sale, partially offset by stock repurchases and dividends paid.

At March 31, 2000, common stockholders' equity was $509.7 million, or $16.44 per share, compared to $502.0 million, or $15.94 per share at December 31, 1999. Included in stockholders' equity per common share is ($1.54) at March 31, 2000 and ($1.52) at December 31, 1999 attributable to net unrealized investment losses resulting from marking our fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $1.7 million during the three months ended March 31, 2000, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

LIQUIDITY

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and (iv) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing these management services, dividends on outstanding stock and interest on the parent company debt issued to a subsidiary. In addition, the parent company will on occasion enter into capital transactions such as the acquisition of our common stock.

We may receive consideration during each of the three years in the period ending December 31, 2002 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the first quarter of 2000 and $1.2 million in the first quarter of 1999.

During the three months ended March 31, 2000, we repurchased 573,581 shares of Class A common stock for $9.9 million. The repurchases were made in accordance with a $25.0 million stock repurchase plan approved by our Board of Directors on December 20, 1999.

During the three months ended March 31, 2000, we paid common and preferred stock dividends totaling $2.8 million. We also paid common and preferred stock dividends totaling $2.7 million during the corresponding 1999 period. It is anticipated dividend requirements for the remainder of 2000 will be $0.09 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $8.4 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $3.8 million for the remainder of 2000.

FBL Financial Group, Inc. expects to rely on available cash resources and on dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2000, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $40.6 million.

On September 22, 1999, Farm Bureau Life paid an extraordinary dividend totaling $75.0 million, consisting of cash and fixed maturity securities, to FBL Financial Group, Inc. Because of this dividend, Farm Bureau Life would need further regulatory approval to pay any additional dividends to FBL Financial Group, Inc. during 12-month period ending September 22, 2000. However, management believes that, due to the financial strength of Farm Bureau Life, such regulatory approval would be granted to fund FBL Financial Group's regular quarterly interest and dividend (subject to Board approval) requirements.

Primarily as a result of the $75.0 million dividend, FBL Financial Group, Inc. has cash and investments totaling $61.7 million at March 31, 2000. Except for the potential acquisition of approximately $14.4 million worth of the Company's common stock to complete the current stock repurchase plan, management does not have any immediate plans to deploy this capital and is currently evaluating capital management and investment options. We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 1999, we had no material commitments for capital expenditures.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the three months ended March 31, 2000, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $1.6 million million in the three months ended March 31, 2000 and $21.1 million in the three months ended March 31, 1999. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolio. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a collateralized borrowing capacity of $199.1 million as of March 31, 2000. At March 31, 2000, Farm Bureau Life had outstanding borrowings of $40.0 million under this arrangement, leaving a collateralized borrowing capacity of $159.1 million. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.08% at March 31, 2000). Fixed maturity securities with a carrying value of $32.3 million are on deposit with the FHLB as collateral for the note.

We also have a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at March 31, 2000, are being used to acquire assets that will be leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (9.00% at March 31, 2000).

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2000, included $49.6 million of short-term investments and $281.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 1999.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27     Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2000:

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 3, 2000

                                    FBL FINANCIAL GROUP, INC.



                                    By /s/ William J. Oddy
                                       -----------------------------------------
                                    William J. Oddy
                                    Chief Executive Officer (Principal Executive
                                    Officer)


                                    By /s/ James W. Noyce
                                       -----------------------------------------
                                    James W. Noyce
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)