Form 10-Q
period 2000-06-30
FBL FINANCIAL GROUP INC
filed 2000-08-08
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000
                                   -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,822,288 shares of Class A common stock and 1,192,990 shares of Class B common stock as of August 1, 2000.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         2000            1999
                                                                                     ------------    ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $309,437; 1999 -
       $337,794) ................................................................    $    310,352    $    339,362
     Available for sale, at market (amortized cost: 2000 - $2,092,511; 1999 -
       $2,077,341) ..............................................................       2,004,025       2,002,030
   Equity securities, at market (cost: 2000 - $37,806; 1999 - $38,147) ..........          32,818          35,345
   Mortgage loans on real estate ................................................         314,632         314,523
   Investment real estate, less allowances for depreciation of $2,661 in 2000
     and $2,300 in 1999 .........................................................          22,278          20,119
   Policy loans .................................................................         125,587         123,717
   Other long-term investments ..................................................           8,063           8,575
   Short-term investments .......................................................         102,162         106,529
                                                                                     ------------    ------------
Total investments ...............................................................       2,919,917       2,950,200

Cash and cash equivalents .......................................................           8,752           6,482
Securities and indebtedness of related parties ..................................          57,045          61,309
Accrued investment income .......................................................          35,159          35,707
Accounts and notes receivable ...................................................           1,940           1,733
Amounts receivable from affiliates ..............................................           2,313           4,484
Reinsurance recoverable .........................................................           5,019           4,812
Deferred policy acquisition costs ...............................................         252,833         236,263
Value of insurance in force acquired ............................................          15,383          15,894
Property and equipment, less allowances for depreciation of $42,101 in 2000
  and $40,115 in 1999 ...........................................................          58,951          60,506
Current income taxes recoverable ................................................           1,523              --
Deferred income taxes ...........................................................           4,746           4,616
Goodwill, less accumulated amortization of $4,529 in 2000 and $4,181 in
  1999 ..........................................................................           8,903           9,251
Other assets ....................................................................          18,155          15,046
Assets held in separate accounts ................................................         306,404         256,028






                                                                                     ------------    ------------
        Total assets ............................................................    $  3,697,043    $  3,662,331
                                                                                     ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2000             1999
                                                                                 ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products .........................................    $  1,601,495     $  1,626,042
        Traditional life insurance and accident and health products .........         764,825          752,733
        Unearned revenue reserve ............................................          28,728           27,650
     Other policy claims and benefits .......................................          12,331           10,019
                                                                                 ------------     ------------
                                                                                    2,407,379        2,416,444
   Other policyholders' funds:
     Supplementary contracts without life contingencies .....................         167,004          160,848
     Advance premiums and other deposits ....................................          82,699           83,258
     Accrued dividends ......................................................          12,013           13,554
                                                                                 ------------     ------------
                                                                                      261,716          257,660

   Short-term debt payable to affiliate .....................................          11,694           11,694
   Amounts payable to affiliates ............................................             363              166
   Long-term debt ...........................................................          40,000           40,000
   Current income taxes payable .............................................              --            1,002
   Other liabilities ........................................................          65,608           77,184
   Liabilities related to separate accounts .................................         306,404          256,028
                                                                                 ------------     ------------
        Total liabilities ...................................................       3,093,164        3,060,178

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust ....................................................          97,000           97,000
   Other ....................................................................             237              145

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares ....           3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,816,121 shares in 2000 and 30,307,232 shares
     in 1999 ................................................................          42,547           42,308
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ................................           7,543            7,558
   Accumulated other comprehensive loss .....................................         (61,036)         (49,917)
   Retained earnings ........................................................         514,588          502,059
                                                                                 ------------     ------------
     Total stockholders' equity .............................................         506,642          505,008
                                                                                 ------------     ------------
        Total liabilities and stockholders' equity ..........................    $  3,697,043     $  3,662,331
                                                                                 ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------     -----------------------------
                                                                   2000              1999              2000             1999
                                                               ------------     ------------     ------------     ------------
Revenues:
    Interest sensitive product charges ....................    $     15,025     $     13,941     $     29,747     $     27,373
    Traditional life insurance and accident and health
       premiums ...........................................          27,601           27,556           51,604           50,967
    Net investment income .................................          55,373           58,843          110,056          114,830
    Realized gains (losses) on investments ................          (4,148)           1,512           (4,209)            (728)
    Other income ..........................................           4,959            4,910            9,457            9,839
                                                               ------------     ------------     ------------     ------------
       Total revenues .....................................          98,810          106,762          196,655          202,281

Benefits and expenses:
    Interest sensitive product benefits ...................          33,007           30,903           63,975           60,220
    Traditional life insurance and accident and health
       benefits ...........................................          16,783           14,042           32,528           29,795
    Increase in traditional life and accident and health
       future policy benefits .............................           7,436            6,032           12,090           10,229
    Distributions to participating policyholders ..........           6,394            6,773           12,651           13,212
    Underwriting, acquisition and insurance expenses ......          18,766           20,233           37,061           36,842
    Interest expense ......................................             910              514            1,771            1,061
    Other expenses ........................................           3,272            3,707            7,091            7,709
                                                               ------------     ------------     ------------     ------------
       Total benefits and expenses ........................          86,568           82,204          167,167          159,068
                                                               ------------     ------------     ------------     ------------
                                                                     12,242           24,558           29,488           43,213
Income taxes ..............................................          (3,744)          (8,030)          (9,281)         (14,065)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily
       redeemable preferred stock of subsidiary trust .....          (1,212)          (1,212)          (2,425)          (2,425)
    Other .................................................              --              (74)             (42)             (60)
Equity income, net of related income taxes ................           2,379            1,686           10,059            1,890
                                                               ------------     ------------     ------------     ------------
Net income ................................................    $      9,665     $     16,928     $     27,799     $     28,553
                                                               ============     ============     ============     ============


Earnings per common share .................................    $       0.31     $       0.52     $       0.89     $       0.87
                                                               ============     ============     ============     ============
Earnings per common share - assuming dilution .............    $       0.31     $       0.51     $       0.88     $       0.86
                                                               ============     ============     ============     ============

Cash dividends per common share ...........................    $      0.090     $      0.083     $      0.180     $      0.165
                                                               ============     ============     ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      ACCUMULATED
                                                          CLASS A       CLASS B          OTHER                        TOTAL
                                          PREFERRED       COMMON        COMMON       COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                            STOCK          STOCK         STOCK       INCOME (LOSS)    EARNINGS        EQUITY
                                        ------------   ------------   ------------   -------------  ------------   ------------
Balance at January 1, 1999 ...........  $      3,000   $     42,034   $      7,558   $     50,050   $    480,946   $    583,588
  Comprehensive income (loss):
    Net income for six months ended
      June 30, 1999 ..................            --             --             --             --         28,553         28,553
    Change in net unrealized
      investment gains/losses ........            --             --             --        (56,316)            --        (56,316)
                                                                                                                   ------------
  Total comprehensive loss ...........                                                                                  (27,763)
  Purchase of 461,945 shares of
    common stock .....................            --           (624)            --             --         (8,230)        (8,854)
  Issuance of 55,551 shares of
    common stock under employee
    benefit and stock option plans,
    including related income tax
    benefit ..........................            --          1,027             --             --             --          1,027
  Dividends on preferred stock .......            --             --             --             --            (75)           (75)
  Dividends on common stock ..........            --             --             --             --         (5,373)        (5,373)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1999 .............  $      3,000   $     42,437   $      7,558   $     (6,266)  $    495,821   $    542,550
                                        ============   ============   ============   ============   ============   ============

Balance at January 1, 2000 ...........  $      3,000   $     42,308   $      7,558   $    (49,917)  $    502,059   $    505,008
  Comprehensive income (loss):
    Net income for six months ended
      June 30, 2000 ..................            --             --             --             --         27,799         27,799
    Change in net unrealized
      investment gains/losses ........            --             --             --        (11,119)            --        (11,119)
                                                                                                                   ------------
  Total comprehensive income .........                                                                                   16,680
  Purchase of 608,379 shares of
    common stock .....................            --           (852)            --             --         (9,612)       (10,464)
  Issuance of 117,268 shares of
    common stock under employee
    benefit and stock option plans,
    including related income tax
    benefit ..........................            --          1,178             --             --             --          1,178
  Adjustment resulting from capital
    transactions of equity investee ..            --            (87)           (15)            --             --           (102)
  Dividends on preferred stock .......            --             --             --             --            (75)           (75)
  Dividends on common stock ..........            --             --             --             --         (5,583)        (5,583)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2000 .............  $      3,000   $     42,547   $      7,543   $    (61,036)  $    514,588   $    506,642
                                        ============   ============   ============   ============   ============   ============

Comprehensive income (loss) totaled ($3.1) million in the second quarter of 2000 and ($13.8) million in the second quarter 1999.


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                       -----------------------------
                                                                                           2000             1999
                                                                                       ------------     ------------
OPERATING ACTIVITIES
Net income ........................................................................    $     27,799     $     28,553
Adjustments to reconcile net income to net cash provided by operating activities:
   Adjustments related to interest sensitive products:
      Interest credited to account balances .......................................          52,269           51,805
      Charges for mortality and administration ....................................         (29,369)         (26,908)
      Deferral of unearned revenues ...............................................           1,431            1,217
      Amortization of unearned revenue reserve ....................................            (467)            (614)
   Provision for depreciation and amortization ....................................           8,416            7,549
   Equity income ..................................................................         (10,059)          (1,890)
   Realized losses on investments .................................................           4,209              728
   Increase in traditional life and accident and health benefit accruals ..........          12,090           11,256
   Policy acquisition costs deferred ..............................................         (21,456)         (17,340)
   Amortization of deferred policy acquisition costs ..............................           5,837            6,038
   Provision for deferred income taxes ............................................           5,826            1,093
   Other ..........................................................................          (4,376)          (9,446)
                                                                                       ------------     ------------
Net cash provided by operating activities .........................................          52,150           52,041

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
   Fixed maturities - held for investment .........................................          29,380          102,009
   Fixed maturities - available for sale ..........................................         119,222          124,424
   Equity securities ..............................................................          11,343            4,621
   Mortgage loans on real estate ..................................................          22,810           33,361
   Investment real estate .........................................................             644            5,535
   Policy loans ...................................................................          15,429           14,656
   Other long-term investments ....................................................             502              667
   Short-term investments - net ...................................................           4,367            4,021
                                                                                       ------------     ------------
                                                                                            203,697          289,294
Acquisition of investments:
   Fixed maturities - available for sale ..........................................        (152,602)        (248,374)
   Equity securities ..............................................................          (2,368)          (5,112)
   Mortgage loans on real estate ..................................................         (22,994)         (40,596)
   Investment real estate .........................................................              --             (161)
   Policy loans ...................................................................         (17,299)         (15,085)
   Other long-term investments ....................................................              --             (519)
                                                                                       ------------     ------------
                                                                                           (195,263)        (309,847)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                       -----------------------------
                                                                                           2000              1999
                                                                                       ------------     ------------
INVESTING ACTIVITIES (CONTINUED):
Proceeds from disposal, repayments of advances and other distributions from
    equity investees ..............................................................    $      3,003     $      5,888
Investments in and advances to equity investees ...................................            (305)          (2,653)
Net proceeds from sale of discontinued operations .................................           2,000            1,229
Net purchases of property and equipment and other .................................          (4,364)          (9,817)
                                                                                       ------------     ------------
Net cash provided by (used in) investing activities ...............................           8,768          (25,906)

FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited to policyholder
    account balances ..............................................................         123,693          111,708
Return of policyholder account balances on interest sensitive and variable
    products ......................................................................        (164,984)        (112,787)
Proceeds from short-term debt with affiliate ......................................              --            2,175
Repayments of long-term debt ......................................................              --              (71)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ..............................................................          (2,425)          (2,425)
Other contributions (distributions) related to minority interests - net ...........              50           (4,646)
Purchase of common stock ..........................................................         (10,464)          (8,854)
Issuance of common stock ..........................................................           1,140              966
Dividends paid ....................................................................          (5,658)          (5,448)
                                                                                       ------------     ------------
Net cash used in financing activities .............................................         (58,648)         (19,382)
                                                                                       ------------     ------------
Increase in cash and cash equivalents .............................................           2,270            6,753
Cash and cash equivalents at beginning of period ..................................           6,482            4,516
                                                                                       ------------     ------------
Cash and cash equivalents at end of period ........................................    $      8,752     $     11,269
                                                                                       ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest ......................................................................    $      1,778     $      1,015
    Income taxes ..................................................................          11,407            4,108


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 1999 included in our annual report on Form 10-K.

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.    ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 also allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. The Statements are effective for the year beginning January 1, 2001, with earlier adoption encouraged. Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statements will have a significant effect on our earnings or financial position.

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

FBL Financial Group, Inc.                                          June 30, 2000


Net unrealized investment losses as reported were comprised of the following:

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2000             1999
                                                                                   ------------     ------------
                                                                                      (DOLLARS IN THOUSANDS)
Unrealized depreciation on fixed maturity and equity securities available for
    sale ......................................................................    $    (93,474)    $    (78,113)
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs .........................................           6,528            5,577
    Value of insurance in force acquired ......................................           1,181            1,040
    Unearned revenue reserve ..................................................            (668)            (554)
Provision for deferred income taxes ...........................................          30,252           25,217
                                                                                   ------------     ------------
                                                                                        (56,181)         (46,833)
Proportionate share of net unrealized investment losses of equity investees ...          (4,855)          (3,084)
                                                                                   ------------     ------------
Net unrealized investment losses ..............................................    $    (61,036)    $    (49,917)
                                                                                   ============     ============

During the six months ended June 30, 2000, equity investees distributed to us equity securities with a fair value totaling $14.5 million. Also during the six months ended June 30, 2000, we received an interest in three real estate properties with a fair value of $3.0 million in satisfaction of a fixed maturity security that had been in default. These transactions were treated as noncash items for purposes of the statement of cash flow.

4.    CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at June 30, 2000 and at December 31, 1999. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.58% at June 30, 2000 and 5.77% at December 31, 1999). Fixed maturity securities with a carrying value of $42.1 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $159.1 million on the line of credit from the FHLB at June 30, 2000. Any additional borrowing will require that additional collateral be deposited with the FHLB.

We have a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at June 30, 2000 and December 31, 1999, were used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (9.50% at June 30, 2000 and 8.50% at December 31, 1999). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

5.    CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 2000, management is not aware of any claims for which a material loss is reasonably possible.

We seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding insurance to other insurance enterprises. Reinsurance contracts do not relieve us of our obligations to policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for reinsurance recoverable since all of our receivables are deemed to be collectible.

In connection with an investment in a real estate limited partnership, we have agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At June 30, 2000, we assessed the probability and amount of future cash flows from the property and determined that no accrual

FBL Financial Group, Inc.                                          June 30, 2000


was necessary. At December 31, 1999, we recorded a reserve for expected future cash flow deficiencies totaling $0.4 million. At June 30, 2000, the limited partnership had a $5.2 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We may earn additional consideration during each of the three years in the period ended December 31, 2002 in accordance with an earn-out provision. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the three year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of June 30, 2000. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

6.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2000              1999            2000             1999
                                                       ------------     ------------     ------------     ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Net income ....................................    $      9,665     $     16,928     $     27,799     $     28,553
    Dividends on Series B preferred stock .........             (38)             (38)             (75)             (75)
                                                       ------------     ------------     ------------     ------------
       Numerator for earnings per common
          share-income available to common
          stockholders ............................    $      9,627     $     16,890     $     27,724     $     28,478
                                                       ============     ============     ============     ============

Denominator:
    Denominator for earnings per common share
       - weighted-average shares ..................      31,023,248       32,431,403       31,110,481       32,563,316
    Effect of dilutive  securities - employee stock
       options ....................................         394,851          637,608          414,852          649,158
                                                       ------------     ------------     ------------     ------------
       Denominator for diluted earnings per
          common share - adjusted weighted-
          average shares ..........................      31,418,099       33,069,011       31,525,333       33,212,474
                                                       ============     ============     ============     ============

Earnings per common share .........................    $       0.31     $       0.52     $       0.89     $       0.87
                                                       ============     ============     ============     ============
Earnings per common share - assuming dilution .....    $       0.31     $       0.51     $       0.88     $       0.86
                                                       ============     ============     ============     ============

FBL Financial Group, Inc.                                          June 30, 2000


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

Financial information concerning our operating segments is as follows:

                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                               -----------------------------     -----------------------------
                                                   2000             1999             2000             1999
                                               ------------     ------------     ------------     ------------
                                                                    (DOLLARS IN THOUSANDS)
Revenues from external customers:
    Life insurance ........................    $     93,320     $    101,822     $    185,965     $    192,734
    All other .............................          13,325           10,116           24,937           19,298
                                               ------------     ------------     ------------     ------------
                                                    106,645          111,938          210,902          212,032
    Eliminations ..........................          (7,835)          (5,176)         (14,247)          (9,751)
                                               ------------     ------------     ------------     ------------
    Consolidated ..........................    $     98,810     $    106,762     $    196,655     $    202,281
                                               ============     ============     ============     ============

Intersegment revenues:
    Life insurance ........................    $        523     $        233     $      1,027     $        453
    All other .............................           7,312            4,943           13,220            9,298
                                               ------------     ------------     ------------     ------------
                                                      7,835            5,176           14,247            9,751
    Eliminations ..........................          (7,835)          (5,176)         (14,247)          (9,751)
                                               ------------     ------------     ------------     ------------
    Consolidated ..........................    $         --     $         --     $         --     $         --
                                               ============     ============     ============     ============

Net income (loss):
    Life insurance ........................    $      8,775     $     16,935     $     26,550     $     29,008
    All other .............................             890               (7)           1,249             (455)
                                               ------------     ------------     ------------     ------------
    Consolidated ..........................    $      9,665     $     16,928     $     27,799     $     28,553
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

FBL Financial Group, Inc.                                          June 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING SECTIONS INCLUDE A SUMMARY OF FBL FINANCIAL GROUP, INC.'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL CONDITION AND WHERE APPROPRIATE, FACTORS THAT MANAGEMENT BELIEVES MAY AFFECT FUTURE PERFORMANCE. PLEASE READ THIS DISCUSSION IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. UNLESS NOTED OTHERWISE, ALL REFERENCES TO FBL FINANCIAL GROUP, INC. (WE OR THE COMPANY) INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND EQUITRUST LIFE INSURANCE COMPANY (EQUITRUST) (COLLECTIVELY, THE LIFE COMPANIES).

Revenues and net income are primarily derived from our life insurance segment. Revenues and expenses of our other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 7 of the Notes to Consolidated Financial Statements (page 10) for additional information regarding segment information.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

NET INCOME decreased 42.9% in the second quarter of 2000 to $9.7 million and 2.6% in the six months ended June 30, 2000 to $27.8 million. Adjusted operating income, which does not include the impact of realized gains and losses on investments, decreased 23.9% in the second quarter of 2000 to $12.2 million and increased 4.9% in the six months ended June 30, 2000 to $30.4 million. Adjusted operating income decreased in the second quarter of 2000 due principally to a decrease in fee income from mortgage loan prepayments and bond calls and an increase in interest sensitive life insurance and accident and health benefits. The impact of these items on adjusted operating income was partially offset by a decrease in insurance expenses and an increase in equity income from investments in various partnerships and joint ventures. For the six-month period, the increase in equity income more than offset the decrease in net investment income and increased life insurance and accident and health benefits. The following is a reconciliation of net income to adjusted operating income.

                                                    THREE MONTHS ENDED JUNE 30,      SIX  MONTHS ENDED JUNE 30,
                                                   ----------------------------     ----------------------------
                                                       2000            1999             2000            1999
                                                   ------------    ------------     ------------    ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ....................................    $      9,665    $     16,928     $     27,799    $     28,553
Adjustment - net realized losses (gains) on
    investments ...............................           2,516            (913)           2,574             390
                                                   ------------    ------------     ------------    ------------
Adjusted operating income .....................    $     12,181    $     16,015     $     30,373    $     28,943
                                                   ------------    ------------     ------------    ------------
Earnings per common share - assuming
    dilution ..................................    $       0.31    $       0.51     $       0.88    $       0.86
                                                   ============    ============     ============    ============
Adjusted operating income per common share -
    assuming dilution .........................    $       0.39    $       0.48     $       0.96    $       0.87
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

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the eighteen-month period ended June 30, 2000. Weighted average common shares outstanding, assuming dilution, decreased 5.0% in the second quarter of 2000 to
31.4 million and 5.1% in the six months ended June 30, 2000 to 31.5 million. These decreases are primarily the result of acquisitions of common stock by the Company.

FBL Financial Group, Inc.                                          June 30, 2000


A summary of our premiums and product charges is as follows:

                                                    THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------    ----------------------------
                                                        2000           1999            2000            1999
                                                   ------------    ------------    ------------    ------------
                                                                      (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges ........    $     15,025    $     13,941    $     29,747    $     27,373
    Traditional life insurance and accident and
       health premiums ........................          27,601          27,556          51,604          50,967
                                                   ------------    ------------    ------------    ------------
       Total ..................................    $     42,626    $     41,497    $     81,351    $     78,340
                                                   ============    ============    ============    ============

INTEREST SENSITIVE PRODUCT CHARGES increased 7.8% in the second quarter of 2000 to $15.0 million and 8.7% in the six months ended June 30, 2000 to $29.7 million. This increase is due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH PREMIUMS increased 0.2% in the second quarter of 2000 to $27.6 million and 1.2% in the six months ended June 30, 2000 to $51.6 million. During the six-month period traditional life premiums increased 0.6% to $44.5 million and accident and health premiums increased 5.6% to $7.1 million. Management believes the modest increase in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 21.4% to $25.4 million in the six months ended June 30, 2000.

During the third quarter of 2000, it is anticipated that we will discontinue underwriting long-term disability income insurance and begin to offer, to our agents, a long-term disability income product underwritten by one of our variable alliance partners. We will not share in the risks, costs or profits of the new product, but will earn a commission on new sales. It is anticipated that this change, over time, will result in a decrease in accident and health premiums and benefits as our existing block of business matures.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, decreased 5.9% in the second quarter of 2000 to $55.4 million and 4.2% in the six months ended June 30, 2000 to $110.1 million. The annualized yield earned on average invested assets decreased to 7.42% in the six months ended June 30, 2000 period compared to 7.91% in the respective 1999 period due principally to a decrease in fee income from mortgage loan prepayments and bond calls. Fee income from mortgage loan prepayments and bond calls was less than $0.1 million in the quarter and six months ended June 30, 2000. Revenue from these sources totaled $3.0 million in the second quarter of 1999 and $4.6 million in the six-months ended June 30, 1999. In addition, the Company recorded $1.7 million in interest income during the second quarter of 1999 relating to settlement of a fixed maturity security that had been in default. We had discontinued the accrual of interest on this security during 1996. The impact of the decline in annualized yield was partially offset by a 2.0% increase in average invested assets to $3,019.8 million (based on assets excluding the impact of recording certain fixed maturity securities at market value) for the six months ended June 30, 2000.

REALIZED GAINS (LOSSES) ON INVESTMENTS decreased 374.3% in the second quarter of 2000 to ($4.1) million and 478.2% in the six months ended June 30, 2000 to ($4.2) million. Realized gains (losses) include writedowns of investments that became other-than-temporarily impaired totaling $3.2 million in the second quarter of 2000 and $0.5 million in the respective 1999 period. For the six-month periods, impairment losses totaled $5.5 million in 2000 and $2.7 million in 1999. These writedowns are the result of sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME increased 1.0% in the second quarter of 2000 to $5.0 million and decreased 3.9% in the six months ended June 30, 2000 to $9.5 million. For the six-month period, the decrease is primarily due to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties.

FBL Financial Group, Inc.                                          June 30, 2000


A summary of our policy benefits is as follows:

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits ............    $     33,007     $     30,903     $     63,975     $     60,220
    Traditional life insurance and accident and
       health benefits .............................          16,783           14,042           32,528           29,795
    Increase in traditional and accident and health
       future policy benefits ......................           7,436            6,032           12,090           10,229
    Distributions to participating policyholders ...           6,394            6,773           12,651           13,212
                                                        ------------     ------------     ------------     ------------
       Total .......................................    $     63,620     $     57,750     $    121,244     $    113,456
                                                        ============     ============     ============     ============

INTEREST SENSITIVE PRODUCT BENEFITS increased 6.8% in the second quarter of 2000 to $33.0 million and 6.2% in the six months ended June 30, 2000 to $64.0 million. The components of interest sensitive product benefits, along with selected average interest crediting rates, are as follows:

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)

Interest credited to account balances ..............    $     26,090     $     25,901     $     52,269     $     51,804
Death benefits in excess of related account balances           6,917            5,002           11,706            8,416
Weighted average contractual crediting rates:
   Universal life liabilities ......................            6.01%            6.01%            6.01%            6.01%
   Annuity liabilities .............................            5.70%            5.71%            5.70%            5.71%

While we decreased the crediting rate on our deposit administration contracts effective January 1, 2000 and increased crediting rates on our single premium annuity contracts effective February 1, 2000 and June 1, 2000, the average crediting rate on our product portfolio has been relatively consistent over the 18-month period ended June 30, 2000. Interest sensitive death benefits can tend to fluctuate from period to period as a result of mortality experience. The death benefits incurred in the second quarter of 2000 were greater than anticipated and we do not expect interest sensitive death benefits to consistently recur at this level.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, increased 20.6% in the second quarter of 2000 to $24.2 million and 11.5% in the six months ended June 30, 2000 to $44.6 million. Accident and health benefits, including related change in reserves, increased 278.3% in six-month period of 2000 to $6.9 million. Traditional life insurance benefits, including related change in reserves, decreased 1.3% in six-month period of 2000 to $37.7 million. Traditional life insurance and accident and health benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS decreased 5.6% in the second quarter of 2000 to $6.4 million and 4.2% in the six months ended June 30, 2000 to $12.7 million. This decrease is primarily attributable to a decrease in the average interest rate used in the dividend formula for these policies to 5.72% at June 30, 2000 from 5.84% at June 30, 1999.

FBL Financial Group, Inc.                                          June 30, 2000


A summary of the our underwriting, acquisition and insurance expenses is as follows:

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------    ----------------------------
                                                             2000            1999            2000            1999
                                                         ------------    ------------    ------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ............    $      2,707    $      2,661    $      5,380    $      5,070
    Amortization of deferred policy acquisition costs           2,860           3,517           5,837           6,038
    Other underwriting, acquisition and insurance
       expenses, net of deferrals ...................          13,199          14,055          25,844          25,734
                                                         ------------    ------------    ------------    ------------
       Total ........................................    $     18,766    $     20,233    $     37,061    $     36,842
                                                         ============    ============    ============    ============

COMMISSION EXPENSE increased 1.7% in the second quarter of 2000 to $2.7 million and 6.1% in the six months ended June 30, 2000 to $5.4 million. Commission expense increased due principally to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS decreased 18.7% in the second quarter of 2000 to $2.9 million and 3.3% in the six months ended June 30, 2000 to $5.8 million. Amortization decreased during the second quarter and six-months ended June 30, 2000 due principally to lower profitability on interest sensitive life insurance products and the impact of realized gains and losses on investments backing the related policyholder liabilities. These decreases were partially offset by an increase in amortization resulting from an increase in traditional annuity surrender benefits during 2000.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES decreased 6.1% in the second quarter of 2000 to $13.2 million and increased 0.4% in the six months ended June 30, 2000 to $25.8 million. The decrease in expenses for the quarter is due to a $1.6 million restructuring charge incurred in the second quarter of 1999 relating to the closing of an administrative service center. Salaries, benefits and other operating expenses increased in the six-month period of 2000 primarily due to increased operating expenses associated with administering our variable product business and developing variable product alliances. In addition, the level of agent training and related costs increased in the six-month period of 2000 compared to the respective 1999 period. These increases were partially offset by a $0.5 million decrease associated with preparing our computer systems for the Year 2000 date conversion.

INTEREST EXPENSE increased 77.0% in the second quarter of 2000 to $0.9 million and 66.9% in the six months ended June 30, 2000 to $1.8 million due primarily to an increase in the average debt outstanding.

OTHER EXPENSES decreased 11.7% in the second quarter of 2000 to $3.3 million and 8.0% in the six months ended June 30, 2000 to $7.1 million due principally to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties.

INCOME TAXES decreased 53.4% in the second quarter of 2000 to $3.7 million and 34.0% in the six months ended June 30, 2000 to $9.3 million. The effective tax rate for the six months ended June 30, 2000 was 31.5% compared to 32.5% for the respective period in 1999. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, increased 41.1% in the second quarter of 2000 to $2.4 million and 432.2% in the six months ended June 30, 2000 to $10.1 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in 2000 is primarily driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during the second quarter of 2000. As is

FBL Financial Group, Inc.                                          June 30, 2000


normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio decreased 1.0% to $2,919.9 million at June 30, 2000 compared to $2,950.2 million at December 31, 1999. This decrease is primarily the result of an increase in unrealized depreciation on fixed maturity securities classified as available for sale, net cash outflows on interest sensitive and variable products and the acquisition of our common stock, partially offset by positive cash flow from operations.

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

Our investment portfolio is summarized in the table below:

                                                  JUNE 30, 2000                    DECEMBER 31, 1999
                                         -------------------------------    -------------------------------
                                         CARRYING VALUE       PERCENT       CARRYING VALUE       PERCENT
                                         --------------   --------------    --------------   --------------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public ............................   $    1,730,985             59.3%   $    1,733,678             58.8%
   144A private placement ............          414,242             14.2           429,269             14.6
   Private placement .................          169,150              5.8           178,445              6.0
                                         --------------   --------------    --------------   --------------
   Total fixed maturities ............        2,314,377             79.3         2,341,392             79.4
 Equity securities ...................           32,818              1.1            35,345              1.2
 Mortgage loans on real estate .......          314,632             10.8           314,523             10.7
 Investment real estate:
   Acquired for debt .................            3,343              0.1               783               --
   Investment ........................           18,935              0.6            19,336              0.6
 Policy loans ........................          125,587              4.3           123,717              4.2
 Other long-term investments .........            8,063              0.3             8,575              0.3
 Short-term investments ..............          102,162              3.5           106,529              3.6
                                         --------------   --------------    --------------   --------------
      Total investments ..............   $    2,919,917            100.0%   $    2,950,200            100.0%
                                         ==============   ==============    ==============   ==============

As of June 30, 2000, 94.0% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio

FBL Financial Group, Inc.                                          June 30, 2000


which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2000, the investment in non-investment grade debt was 6.0% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                     JUNE 30, 2000
                                                                            ------------------------------
   NAIC DESIGNATION                 EQUIVALENT S&P RATINGS (1)              CARRYING VALUE      PERCENT
-----------------------   -----------------------------------------------   --------------   -------------
                                                                                (DOLLARS IN THOUSANDS)
           1              (AAA, AA, A)..................................    $    1,417,470           61.3%
           2              (BBB).........................................           757,029           32.7
                                                                            --------------   -------------
                          Total investment grade........................         2,174,499           94.0
           3              (BB)..........................................           102,574            4.4
           4              (B)...........................................            32,313            1.4
           5              (CCC, CC, C)..................................             4,509            0.2
           6              In or near default............................               482             --
                                                                            --------------   -------------
                          Total below investment grade..................           139,878            6.0
                                                                            --------------   -------------
                          Total fixed maturities........................    $    2,314,377          100.0%
                                                                            ==============   =============

-------------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at June 30, 2000:

                                                                       HELD FOR INVESTMENT
                                                ------------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED         ESTIMATED
                                                AMORTIZED COST        GAINS           LOSSES         MARKET VALUE
                                                --------------   --------------   --------------    --------------
                                                                     (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed securities   $      310,352   $        3,266   $       (4,181)   $      309,437
                                                ==============   ==============   ==============    ==============

                                                                        AVAILABLE FOR SALE
                                                ------------------------------------------------------------------
                                                                      GROSS           GROSS
                                                                   UNREALIZED       UNREALIZED         ESTIMATED
                                                AMORTIZED COST        GAINS           LOSSES         MARKET VALUE
                                                --------------   --------------   --------------    --------------
                                                                     (DOLLARS IN THOUSANDS)

Bonds:
    United States Government and agencies ...   $       70,080   $          185   $       (1,356)   $       68,909
    State, municipal and other governments ..           45,881              272             (877)           45,276
    Public utilities ........................          130,786            1,683           (3,696)          128,773
    Corporate securities ....................        1,041,460           10,981          (66,603)          985,838
    Mortgage and asset-backed securities ....          764,626            1,910          (26,634)          739,902
Redeemable preferred stocks .................           39,678              496           (4,847)           35,327
                                                --------------   --------------   --------------    --------------
Total fixed maturities ......................   $    2,092,511   $       15,527   $     (104,013)   $    2,004,025
                                                ==============   ==============   ==============    ==============

Equity securities ...........................   $       37,806   $          398   $       (5,386)   $       32,818
                                                ==============   ==============   ==============    ==============

FBL Financial Group, Inc.                                          June 30, 2000

The carrying value and estimated market value of our portfolio of fixed maturity securities at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  HELD FOR INVESTMENT               AVAILABLE FOR SALE
                                            -------------------------------   -------------------------------
                                                                ESTIMATED                         ESTIMATED
                                            AMORTIZED COST    MARKET VALUE    AMORTIZED COST    MARKET VALUE
                                            --------------   --------------   --------------   --------------
                                                                 (DOLLARS IN THOUSANDS)
Due in one year or less .................   $           --   $           --   $       43,585   $       43,483
Due after one year through five years ...               --               --          236,371          229,863
Due after five years through ten years ..               --               --          414,232          394,717
Due after ten years .....................               --               --          594,019          560,733
                                            --------------   --------------   --------------   --------------
                                                        --               --        1,288,207        1,228,796
Mortgage and asset-backed securities ....          310,352          309,437          764,626          739,902
Redeemable preferred stocks .............               --               --           39,678           35,327
                                            --------------   --------------   --------------   --------------
                                            $      310,352   $      309,437   $    2,092,511   $    2,004,025
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

FBL Financial Group, Inc.                                          June 30, 2000


The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at June 30, 2000, summarized by type of security.

                                                                                                        PERCENT
                                                        AMORTIZED                       CARRYING        OF FIXED
                                                           COST        PAR VALUE          VALUE        MATURITIES
                                                      ------------    ------------    ------------    ------------
                                                                         (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential ....................................    $    405,123    $    409,765    $    403,413            17.4%
   Pass through ..................................          71,550          71,100          68,395             3.0
   Planned and targeted amortization class .......          39,962          40,073          39,881             1.7
   Other .........................................          11,315          11,573          11,309             0.5
                                                      ------------    ------------    ------------    ------------
Total residential mortgage-backed securities .....         527,950         532,511         522,998            22.6
Commercial mortgage-backed securities ............         215,525         214,227         205,254             8.9
Other asset-backed securities ....................         331,503         333,148         322,002            13.9
                                                      ------------    ------------    ------------    ------------
Total mortgage and asset-backed securities .......    $  1,074,978    $  1,079,886    $  1,050,254            45.4%
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

At June 30, 2000, we held $314.6 million or 10.8% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 2000, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at June 30, 2000 include: Pacific (27%) which includes California; and West South Central (25%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with office buildings (48%) and retail facilities (33%) representing the largest holdings at June 30, 2000.

Our asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At June 30, 2000, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.6 years. Based on our utilization of the fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.6 as of June 30, 2000.

OTHER ASSETS

Deferred policy acquisition costs increased 7.0% in the 2000 period to $252.8 million due principally to the capitalization of costs incurred with new sales. Assets held in separate accounts increased 19.7%, to $306.4 million at June 30, 2000 due primarily to net transfers to the separate accounts resulting from sales of our variable products. At June 30, 2000, we had total assets of $3,697.0 million, a 0.9% increase from total assets at December 31, 1999.

LIABILITIES

Policy liabilities and accruals decreased 0.4% to $2,407.4 million at June 30, 2000. The slight decrease in policy liabilities is partially attributable to our marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. In addition, future policy benefit reserves on interest sensitive products decreased due to an increase in surrender benefits during the six months ended June 30, 2000. At June 30, 2000, we had total liabilities of $3,093.2 million, a 1.1% increase from total liabilities at December 31, 1999.

FBL Financial Group, Inc.                                          June 30, 2000


STOCKHOLDERS' EQUITY

Stockholders' equity increased 0.3% to $506.6 million at June 30, 2000, compared to $505.0 million at December 31, 1999. This increase is principally attributable to net income offset in part by unrealized depreciation on securities classified as available for sale, stock repurchases and dividends paid.

At June 30, 2000, common stockholders' equity was $503.6 million, or $16.24 per share, compared to $502.0 million, or $15.94 per share at December 31, 1999. Included in stockholders' equity per common share is ($1.87) at June 30, 2000 and ($1.52) at December 31, 1999 attributable to net unrealized investment losses resulting from marking our fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale decreased stockholders' equity $11.1 million during the six months ended June 30, 2000, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

We may receive consideration during each of the three years in the period ending December 31, 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the six months ended June 30, 2000 and $1.2 million in the respective period of 1999.

During the six months ended June 30, 2000, we repurchased 608,379 shares of Class A common stock for $10.5 million. The repurchases were made in accordance with a $25.0 million stock repurchase plan approved by our Board of Directors on December 20, 1999.

During the six months ended June 30, 2000, we paid common and preferred stock dividends totaling $5.7 million. We also paid common and preferred stock dividends totaling $5.4 million during the corresponding 1999 period. It is anticipated dividend requirements for the remainder of 2000 will be $0.09 per quarter per common share and $0.0075 per quarter per preferred share, or approximately $5.6 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $2.5 million for the remainder of 2000.

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

FBL Financial Group, Inc.                                          June 30, 2000


remainder of 2000, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $40.6 million.

On September 22, 1999, Farm Bureau Life paid an extraordinary dividend totaling $75.0 million, consisting of cash and fixed maturity securities, to FBL Financial Group, Inc. Because of this dividend, Farm Bureau Life would need further regulatory approval to pay any additional dividends to FBL Financial Group, Inc. during the 12-month period ending September 22, 2000. However, management believes that, due to the financial strength of Farm Bureau Life, such regulatory approval would be granted to fund FBL Financial Group's regular quarterly interest and dividend (subject to Board approval) requirements.

Primarily as a result of the $75.0 million dividend, FBL Financial Group, Inc. has cash and investments totaling $61.6 million at June 30, 2000. Except for the potential acquisition of approximately $14.0 million worth of the Company's common stock to complete the current stock repurchase plan, management does not have any immediate plans to deploy this capital and is currently evaluating capital management and investment options. We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2000, we had no material commitments for capital expenditures.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the six-month period ended June 30, 2000, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $0.7 million in the six months ended June 30, 2000 and $36.1 million in the six months ended June 30, 1999. These funds were primarily invested in fixed maturity securities. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a collateralized borrowing capacity of $199.1 million as of June 30, 2000. At June 30, 2000, Farm Bureau Life had outstanding borrowings of $40.0 million under this arrangement, leaving a collateralized borrowing capacity of $159.1 million. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.58% at June 30, 2000). Fixed maturity securities with a carrying value of $42.1 million are on deposit with the FHLB as collateral for the note.

We also have a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at June 30, 2000, were used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (9.50% at June 30, 2000).

FBL Financial Group, Inc.                                          June 30, 2000


We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2000, included $102.2 million of short-term investments and $280.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

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

FBL Financial Group, Inc.                                          June 30, 2000


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual shareholders meeting was held on May 16, 2000.

(b) and (c) (i)    Election of the following Class A directors to the Company's
                   Board of Directors:
                                                                AGAINST OR
                                                     FOR         WITHHELD
                                                 ------------  ------------
                   Jerry L. Chicoine...........   38,632,259      47,644
                   John W. Creer...............   38,618,413      61,490
                   John E. Walker..............   38,631,245      48,658

              (ii) Election of the following Class B directors to the Company's
                   Board of Directors:
                                                              AGAINST OR
                                                   FOR         WITHHELD
                                               ------------  ------------
                   Eric K. Aasmundstad.......    1,192,990          --
                   Stanley R. Ahlerich.......    1,192,990          --
                   Kenneth R. Ashby..........    1,192,990          --
                   O. Al Christopherson......    1,192,990          --
                   Jerry C. Downin...........    1,192,990          --
                   Kenny J. Evans............    1,192,990          --
                   Karen J. Henry............    1,192,990          --
                   Richard G. Kjerstad.......    1,192,990          --
                   G. Steven Kouplen.........    1,192,990          --
                   David L. McClure..........    1,192,990          --
                   Roger Bill Mitchell.......    1,192,990          --
                   Stephen M. Morain.........    1,192,990          --
                   Bryce P. Neidig...........    1,192,990          --
                   William J. Oddy...........    1,192,990          --
                   Howard D. Poulson.........    1,192,990          --
                   Frank S. Priestley........    1,192,990          --
                   John J. Van Sweden........    1,192,990          --
                   Edward M. Wiederstein.....    1,192,990          --

             (iii) Approval of the amendment to the 1996 stock option plan.
                   Shareholders cast 36,979,059 votes for and 1,369,551 against the amendment to the 1996 stock option plan. There were 331,293 abstentions and no broker non-votes.

              (iv) Approval of the appointment of Ernst & Young LLP as
                   independent auditors for the Company for the year 2000. Shareholders cast 38,576,941 votes for and 14,396 votes against the appointment of Ernst & Young LLP. There were 88,566 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27       Financial Data Schedule

(b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

     None

FBL Financial Group, Inc.                                          June 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 4, 2000

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