Form 10-Q
period 2000-09-30
FBL FINANCIAL GROUP INC
filed 2000-11-09
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000
                                    ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________________ to_________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,107,440 shares of Class A common stock and 1,192,990 shares of Class B common stock as of November 2, 2000.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2000              1999
                                                                                   --------------    --------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $296,626; 1999 -
        $337,794) .............................................................    $      296,377    $      339,362
     Available for sale, at market (amortized cost: 2000 - $2,083,963; 1999 -
        $2,077,341) ...........................................................         2,024,062         2,002,030
   Equity securities, at market (cost: 2000 - $36,200; 1999 - $38,147) ........            33,606            35,345
   Mortgage loans on real estate ..............................................           324,794           314,523
   Investment real estate, less allowances for depreciation of $2,861 in 2000
     and $2,300 in 1999 .......................................................            22,078            20,119
   Policy loans ...............................................................           125,176           123,717
   Other long-term investments ................................................             4,628             8,575
   Short-term investments .....................................................           107,227           106,529
                                                                                   --------------    --------------
Total investments .............................................................         2,937,948         2,950,200

Cash and cash equivalents .....................................................             6,738             6,482
Securities and indebtedness of related parties ................................            47,939            61,309
Accrued investment income .....................................................            35,531            35,707
Accounts and notes receivable .................................................               543             1,733
Amounts receivable from affiliates ............................................             3,441             4,484
Reinsurance recoverable .......................................................            47,735             4,812
Deferred policy acquisition costs .............................................           247,151           236,263
Value of insurance in force acquired ..........................................            14,850            15,894
Property and equipment, less allowances for depreciation of $43,066 in 2000
   and $40,115 in 1999 ........................................................            60,567            60,506
Deferred income taxes .........................................................             1,015             4,616
Goodwill, less accumulated amortization of $4,703 in 2000 and $4,181 in
   1999 .......................................................................             8,729             9,251
Other assets ..................................................................            13,942            15,046
Assets held in separate accounts ..............................................           322,983           256,028








                                                                                   --------------    --------------
        Total assets ..........................................................    $    3,749,112    $    3,662,331
                                                                                   ==============    ==============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       2000               1999
                                                                                  --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products ..........................................    $    1,593,864     $    1,626,042
        Traditional life insurance and accident and health products ..........           767,694            752,733
        Unearned revenue reserve .............................................            29,208             27,650
     Other policy claims and benefits ........................................             9,349             10,019
                                                                                  --------------     --------------
                                                                                       2,400,115          2,416,444
   Other policyholders' funds:
     Supplementary contracts without life contingencies ......................           167,056            160,848
     Advance premiums and other deposits .....................................            82,026             83,258
     Accrued dividends .......................................................            12,242             13,554
                                                                                  --------------     --------------
                                                                                         261,324            257,660

   Short-term debt payable to affiliate ......................................            11,694             11,694
   Amounts payable to affiliates .............................................             1,610                166
   Long-term debt ............................................................            40,000             40,000
   Current income taxes payable ..............................................               486              1,002
   Other liabilities .........................................................            94,639             77,184
   Liabilities related to separate accounts ..................................           322,983            256,028
                                                                                  --------------     --------------
        Total liabilities ....................................................         3,132,851          3,060,178

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust .....................................................            97,000             97,000
   Other .....................................................................               190                145

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .....             3,000              3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,831,305 shares in 2000 and 30,307,232 shares
     in 1999 .................................................................            42,776             42,308
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares .................................             7,556              7,558
   Accumulated other comprehensive loss ......................................           (47,900)           (49,917)
   Retained earnings .........................................................           513,639            502,059
                                                                                  --------------     --------------
     Total stockholders' equity ..............................................           519,071            505,008
                                                                                  --------------     --------------
        Total liabilities and stockholders' equity ...........................    $    3,749,112     $    3,662,331
                                                                                  ==============     ==============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------   -------------------------------
                                                                 2000             1999             2000             1999
                                                           --------------    --------------   -------------    --------------
Revenues:
    Interest sensitive product charges ..................   $      14,778    $      13,835    $      44,525    $      41,208
    Traditional life insurance premiums .................          20,038           19,363           64,504           63,568
    Accident and health premiums ........................           2,172            3,135            9,310            9,897
    Net investment income ...............................          55,579           54,870          165,635          169,700
    Realized losses on investments ......................         (15,353)             (68)         (19,562)            (796)
    Other income ........................................           4,876            5,072           14,333           14,911
                                                            -------------    -------------    -------------    -------------
       Total revenues ...................................          82,090           96,207          278,745          298,488
Benefits and expenses:
    Interest sensitive product benefits .................          32,963           31,160           96,938           91,380
    Traditional life insurance and accident and health
       benefits .........................................          15,056           15,049           47,584           44,844
    Increase in traditional life and accident and health
       future policy benefits ...........................           2,781            4,191           14,871           14,420
    Distributions to participating policyholders ........           6,045            5,827           18,696           19,039
    Underwriting, acquisition and insurance expenses ....          17,840           16,742           54,901           53,584
    Interest expense ....................................             956              676            2,727            1,737
    Other expenses ......................................           3,696            3,661           10,787           11,370
                                                            -------------    -------------    -------------    -------------
       Total benefits and expenses ......................          79,337           77,306          246,504          236,374
                                                            -------------    -------------    -------------    -------------
                                                                    2,753           18,901           32,241           62,114
Income taxes ............................................            (289)          (6,209)          (9,570)         (20,274)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily
       redeemable preferred stock of subsidiary trust ...          (1,213)          (1,213)          (3,638)          (3,638)
    Other ...............................................              59                7               17              (53)
Equity income, net of related income taxes ..............             571            1,123           10,630            3,013
                                                            -------------    -------------    -------------    -------------
Net income ..............................................   $       1,881    $      12,609    $      29,680    $      41,162
                                                            =============    =============    =============    =============


Earnings per common share ...............................   $        0.06    $        0.39    $        0.95    $        1.27
                                                            =============    =============    =============    =============
Earnings per common share - assuming dilution ...........   $        0.06    $        0.38    $        0.94    $        1.24
                                                            =============    =============    =============    =============

Cash dividends per common share .........................   $       0.090    $       0.083    $       0.270    $       0.248
                                                            =============    =============    =============    =============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                    ACCUMULATED
                                                         CLASS A        CLASS B        OTHER                        TOTAL
                                         PREFERRED       COMMON         COMMON     COMPREHENSIVE     RETAINED    STOCKHOLDERS'
                                           STOCK         STOCK          STOCK       INCOME (LOSS)    EARNINGS       EQUITY
                                        ----------     ----------     ----------   --------------   ----------   -------------
Balance at January 1, 1999 .........    $    3,000     $   42,034     $    7,558     $   50,050     $  480,946     $  583,588
  Comprehensive income (loss):
     Net income for nine
       months ended September 30,
       1999 ........................            --             --             --             --         41,162         41,162
     Change in net unrealized
       investment gains/losses .....            --             --             --        (73,260)            --        (73,260)
                                                                                                                   ----------
   Total comprehensive loss ........                                                                                  (32,098)
  Purchase of 1,038,641 shares
     of common stock ...............            --         (1,417)            --             --        (18,953)       (20,370)
  Issuance of 96,251 shares of
     common stock under
     employee benefit and
     stock option plans,
     including related income
     tax benefit ...................            --          1,702             --             --             --          1,702
  Dividends on preferred stock .....            --             --             --             --           (113)          (113)
  Dividends on common stock ........            --             --             --             --         (8,007)        (8,007)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance at September 30, 1999 ......    $    3,000     $   42,319     $    7,558     $  (23,210)    $  495,035     $  524,702
                                        ==========     ==========     ==========     ==========     ==========     ==========

Balance at January 1, 2000 .........    $    3,000     $   42,308     $    7,558     $  (49,917)    $  502,059     $  505,008
  Comprehensive income (loss):
     Net income for nine
       months ended September 30,
       2000 ........................            --             --             --             --         29,680         29,680
     Change in net unrealized
       investment gains/losses .....            --             --             --          2,017             --          2,017
                                                                                                                   ----------
   Total comprehensive income ......                                                                                   31,697
  Purchase of 608,379 shares
     of common stock ...............            --           (852)            --             --         (9,612)       (10,464)
  Issuance of 132,452 shares of
     common stock under employee
     benefit and stock option plans,
     including related income tax
     benefit .......................            --          1,328             --             --             --          1,328
  Adjustment resulting from
     capital transactions of
     equity investee ...............            --             (8)            (2)            --             --            (10)
  Dividends on preferred stock .....            --             --             --             --           (113)          (113)
  Dividends on common stock ........            --             --             --             --         (8,375)        (8,375)
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance at September 30, 2000 ......    $    3,000     $   42,776     $    7,556     $  (47,900)    $  513,639     $  519,071
                                        ==========     ==========     ==========     ==========     ==========     ==========


Comprehensive income (loss) totaled $15.0 million in the third quarter of 2000 and ($4.3) million in the third quarter 1999.


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                           2000              1999
                                                                                      -------------     -------------
OPERATING ACTIVITIES
 Net income .......................................................................    $     29,680     $     41,162
 Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances ......................................          78,566           78,158
       Charges for mortality and administration ...................................         (44,066)         (40,404)
       Deferral of unearned revenues ..............................................           2,193            1,783
       Amortization of unearned revenue reserve ...................................            (540)            (914)
    Provision for depreciation and amortization ...................................          12,067           11,414
    Equity income .................................................................         (10,630)          (3,013)
    Realized losses on investments ................................................          19,562              796
    Increase in traditional life and accident and health benefit accruals .........          14,871           15,417
    Policy acquisition costs deferred .............................................         (31,022)         (24,731)
    Amortization of deferred policy acquisition costs .............................           8,073            9,251
    Provision for deferred income taxes ...........................................           1,164            2,450
    Other .........................................................................          (5,221)         (11,058)
                                                                                       ------------     ------------
Net cash provided by operating activities .........................................          74,697           80,311

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment ........................................          43,561          138,678
    Fixed maturities - available for sale .........................................         158,244          171,084
    Equity securities .............................................................          16,758            6,297
    Mortgage loans on real estate .................................................          30,833           47,482
    Investment real estate ........................................................             644            5,535
    Policy loans ..................................................................          23,127           21,785
    Other long-term investments ...................................................             503            1,168
    Short-term investments - net ..................................................              --            4,136
                                                                                       ------------     ------------
                                                                                            273,670          396,165
Acquisition of investments:
    Fixed maturities - available for sale .........................................        (194,749)        (354,139)
    Equity securities .............................................................          (2,368)          (6,260)
    Mortgage loans on real estate .................................................         (41,194)         (62,906)
    Investment real estate ........................................................              --             (564)
    Policy loans ..................................................................         (24,586)         (21,862)
    Other long-term investments ...................................................              --             (519)
    Short-term investments - net ..................................................            (698)              --
                                                                                       ------------     ------------
                                                                                           (263,595)        (446,250)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                         2000             1999
                                                                                    -------------     -------------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other distributions from
    equity investees ............................................................    $      4,831     $      8,732
Investments in and advances to equity investees .................................            (555)          (5,944)
Net proceeds from sale of discontinued operations ...............................           2,000            1,229
Net purchases of property and equipment and other ...............................          (9,067)         (11,104)
                                                                                     ------------     ------------
Net cash provided by (used in) investing activities .............................           7,284          (57,172)

FINANCING ACTIVITIES
 Receipts from interest sensitive and variable products credited to policyholder
    account balances ............................................................         170,602          163,654
Return of policyholder account balances on interest sensitive and variable
    products ....................................................................        (231,072)        (169,081)
Proceeds from short-term debt with affiliate ....................................              --            3,068
Repayments of short-term debt ...................................................              --          (24,500)
Proceeds from long-term debt ....................................................              --           40,000
Repayments of long-term debt ....................................................              --              (71)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ............................................................          (3,638)          (3,638)
Other contributions (distributions) related to minority interests - net .........              62           (4,614)
Purchase of common stock ........................................................         (10,464)         (20,370)
Issuance of common stock ........................................................           1,273            1,570
Dividends paid ..................................................................          (8,488)          (8,120)
                                                                                     ------------     ------------
Net cash used in financing activities ...........................................         (81,725)         (22,102)
                                                                                     ------------     ------------
Increase in cash and cash equivalents ...........................................             256            1,037
Cash and cash equivalents at beginning of period ................................           6,482            4,516
                                                                                     ------------     ------------
Cash and cash equivalents at end of period ......................................    $      6,738     $      5,553
                                                                                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest ....................................................................    $      2,728     $      1,626
    Income taxes ................................................................          13,159            6,897


                             See accompanying notes.

FBL Financial Group, Inc.                                     September 30, 2000

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 1999 included in our annual report on Form 10-K.

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

Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statements will have a significant effect on our earnings or financial position. However, at September 30, 2000, we do own 13 convertible fixed maturity securities with a carrying value of $43.1 million. The conversion features of these securities are considered embedded derivatives and, accordingly, after adoption of the Statements, changes in fair value of the conversion features will be reflected in net income. The fair value of these embedded derivatives is estimated to be $3.4 million at September 30, 2000. Since it is not possible to predict future changes in fair value, the impact of adopting the Statements on these securities cannot be predicted.

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

FBL Financial Group, Inc.                                     September 30, 2000

Net unrealized investment losses as reported were comprised of the following:

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                        2000              1999
                                                                                   -------------     -------------
                                                                                        (DOLLARS IN THOUSANDS)
Unrealized depreciation on fixed maturity and equity securities available for
    sale ......................................................................    $     (62,495)    $     (78,113)
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs .........................................            4,566             5,577
    Value of insurance in force acquired ......................................              741             1,040
    Unearned revenue reserve ..................................................             (459)             (554)
Provision for deferred income taxes ...........................................           20,176            25,217
                                                                                   -------------     -------------
                                                                                         (37,471)          (46,833)
Proportionate share of net unrealized investment losses of equity investees ...          (10,429)           (3,084)
                                                                                   -------------     -------------
Net unrealized investment losses ..............................................    $     (47,900)    $     (49,917)
                                                                                   =============     =============

During the nine months ended September 30, 2000, equity investees distributed to us equity securities with a fair value totaling $14.5 million. Also during the nine months ended September 30, 2000, we received an interest in three real estate properties with a fair value of $3.0 million in satisfaction of a fixed maturity security that had been in default. These transactions were treated as noncash items for purposes of the statement of cash flow.

4.       PENDING ACQUISITION AND COINSURANCE AGREEMENT

During September 2000, our board of directors approved a definitive agreement to acquire the assets and liabilities of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau Life). As consideration for the purchase, we will issue 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million. The acquisition, which is subject to regulatory approval, will be accounted for as a purchase. The transaction is expected to close during the first quarter of 2001.

Kansas Farm Bureau Life sells traditional life insurance and annuity products to its target market of 125,000 Farm Bureau member families in the state of Kansas. Kansas Farm Bureau Life also markets variable products through an alliance with us.

Each share of Series C preferred stock will have a par value of $25.8425 and voting rights identical to that of Class A common stock. We will pay dividends on the Series C preferred stock quarterly at a rate equal to the greater of $0.10 per preferred share or the common stock dividend per share then payable. The mandatory redemption is structured so that 49.9% of the Series C preferred stock will be redeemed at par value, or $44.0 million, one year following issuance with the remaining 50.1% redeemed at par value, or $44.1 million, five years following issuance. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock will be convertible into one share of Class A common stock or redeemable for cash at par.

Effective September 1, 2000, we entered into a 100% coinsurance agreement to reinsure our individual disability income business to an unaffiliated insurer. At September 1, 2000, the related accident and health reserves totaled $43.6 million and deferred acquisition costs totaled $11.8 million. During the fourth quarter of 2000, we settled this transaction by transferring cash and investments equal to the reserves on this business at September 1, 2000. We received $11.1 million in cash as consideration for the transaction. A loss of $0.7 million on the transaction has been deferred and is being recognized over the term of the underlying policies.

5.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at September 30, 2000 and at December 31, 1999. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.57% at September 30, 2000 and 5.77% at December 31, 1999). Fixed maturity securities with a carrying value of $42.3 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $159.1 million on

FBL Financial Group, Inc.                                     September 30, 2000

the line of credit from the FHLB at September 30, 2000. Any additional borrowing will require that additional collateral be deposited with the FHLB.

We have a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at September 30, 2000 and December 31, 1999, were used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (9.50% at September 30, 2000 and 8.50% at December 31, 1999). Rental income from the related leases includes a provision for interest on the carrying value of the assets.

6.       CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 2000, management is not aware of any claims for which a material loss is reasonably possible.

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

In connection with an investment in a real estate limited partnership, we have agreed to pay any cash flow deficiencies of a medium-sized shopping center owned by the partnership through January 1, 2001. At September 30, 2000, we assessed the probability and amount of future cash flows from the property and determined that no accrual was necessary. At December 31, 1999, we recorded a reserve for expected future cash flow deficiencies totaling $0.4 million. At September 30, 2000, the limited partnership had a $5.2 million mortgage loan, secured by the shopping center, with Farm Bureau Mutual.

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We may earn additional consideration during each of the three years in the period ended December 31, 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the three year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of September 30, 2000. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

FBL Financial Group, Inc.                                     September 30, 2000

7.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------   -------------------------------
                                                              2000             1999             2000             1999
                                                        --------------    --------------   -------------    --------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Net income .......................................   $       1,881    $      12,609    $      29,680    $      41,162
    Dividends on Series B preferred stock ............             (38)             (38)            (113)            (113)
                                                         -------------    -------------    -------------    -------------
       Numerator for earnings per common
           share-income available to common
           stockholders ..............................   $       1,843    $      12,571    $      29,567    $      41,049
                                                         =============    =============    =============    =============

Denominator:
    Denominator for earnings per common share
       - weighted-average shares .....................      31,026,236       32,077,313       31,082,195       32,399,535
    Effect of dilutive  securities - employee stock
       options .......................................         376,333          621,745          401,808          639,962
                                                         -------------    -------------    -------------    -------------
       Denominator for diluted earnings per
           common share - adjusted weighted-
           average shares ............................      31,402,569       32,699,058       31,484,003       33,039,497
                                                         =============    =============    =============    =============

Earnings per common share ............................   $        0.06    $        0.39    $        0.95    $        1.27
                                                         =============    =============    =============    =============
Earnings per common share - assuming dilution ........   $        0.06    $        0.38    $        0.94    $        1.24
                                                         =============    =============    =============    =============

8.      SEGMENT INFORMATION

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

        SEGMENT                         SOURCE OF REVENUES
        Investment advisory...........  Fee income from the management of investments
        Marketing and distribution....  Commissions and distribution fee income from the sale of mutual funds and
                                          insurance products not issued by us
        Leasing.......................  Income from operating leases
        Corporate.....................  Fees from management and administrative services

FBL Financial Group, Inc.                                     September 30, 2000

Financial information concerning our operating segments is as follows:

                                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------   -------------------------------
                                                  2000             1999             2000             1999
                                            --------------    --------------   -------------    --------------
                                                                 (DOLLARS IN THOUSANDS)
Revenues from external customers:
    Life insurance .......................   $      77,095    $      91,458    $     263,060    $     284,192
    All other ............................          11,370            9,830           36,307           29,128
                                             -------------    -------------    -------------    -------------
                                                    88,465          101,288          299,367          313,320
    Eliminations .........................          (6,375)          (5,081)         (20,622)         (14,832)
                                             -------------    -------------    -------------    -------------
    Consolidated .........................   $      82,090    $      96,207    $     278,745    $     298,488
                                             =============    =============    =============    =============

Intersegment revenues:
    Life insurance .......................   $         540    $         368    $       1,567    $         821
    All other ............................           5,835            4,713           19,055           14,011
                                             -------------    -------------    -------------    -------------
                                                     6,375            5,081           20,622           14,832
    Eliminations .........................          (6,375)          (5,081)         (20,622)         (14,832)
                                             -------------    -------------    -------------    -------------
    Consolidated .........................   $          --    $          --    $          --    $          --
                                             =============    =============    =============    =============

Net income (loss):
    Life insurance .......................   $       1,581    $      12,705    $      28,131    $      41,713
    All other ............................             300              (96)           1,549             (551)
                                             -------------    -------------    -------------    -------------
    Consolidated .........................   $       1,881    $      12,609    $      29,680    $      41,162
                                             =============    =============    =============    =============

Transactions between segments are recorded at negotiated rates generally intended to be at levels commensurate with charges that would be assessed to unaffiliated parties. Our investment in equity method investees and the related equity income are attributable to the life insurance segment.

9.      SUBSEQUENT EVENTS

During the fourth quarter of 2000, we purchased 2,648,537 unregistered shares of our Class A common stock from nineteen Farm Bureau-related entities for $20.00 per share, or $53.0 million. Included in the shares purchased were 2,151,429 shares owned by the Iowa Farm Bureau Federation, our majority stockholder, and 106,558 shares owned by three affiliated insurance companies managed by us. Also during the fourth quarter, we purchased 1,101,461 shares of Class A common stock for $20.00 per share, or $22.0 million, pursuant to a public tender offer initiated on September 26, 2000. The purchase amounts and related transaction costs will be allocated partly to Class A common stock based on the average common stock balance per share on the acquisition dates with the remainder allocated to retained earnings.

FBL Financial Group, Inc.                                     September 30, 2000

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

Revenues and net income are primarily derived from our life insurance segment. Revenues and expenses of our other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 8 of the Notes to Consolidated Financial Statements (pages 10 and 11) for additional information regarding segment information.

Our acquisition of the assets and liabilities of Kansas Farm Bureau Life Insurance Company, if completed, will impact our financial position and results of operations. See "Pending Acquisition."

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

NET INCOME decreased 85.1% in the third quarter of 2000 to $1.9 million and 27.9% in the nine months ended September 30, 2000 to $29.7 million. The decreases in net income are generally attributable to an increase in realized losses on investments, due principally to writedowns for other-than-temporary impairments in value. Adjusted operating income, which does not include the impact of realized gains and losses on investments, decreased 10.5% in the third quarter of 2000 to $11.3 million and increased 0.2% in the nine months ended September 30, 2000 to $41.7 million. Adjusted operating income decreased for the quarter due primarily to an increase in insurance expenses and a decrease in equity income. Adjusted operating income increased during the nine months ended September 30, 2000 due principally to an increase in equity income, partially offset by a decrease in fee income from mortgage loan prepayments and bond calls and an increase in interest sensitive life insurance and accident and health benefits. The following is a reconciliation of net income to adjusted operating income.

                                                  THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------    --------------------------------
                                                       2000              1999              2000              1999
                                                  --------------    --------------    --------------    --------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income ...................................    $        1,881    $       12,609    $       29,680    $       41,162
 Adjustment - net realized losses on
    investments ..............................             9,424                23            11,998               413
                                                  --------------    --------------    --------------    --------------
Adjusted operating income ....................    $       11,305    $       12,632    $       41,678    $       41,575
                                                  ==============    ==============    ==============    ==============
Earnings per common share - assuming
    dilution .................................    $         0.06    $         0.38    $         0.94    $         1.24
                                                  ==============    ==============    ==============    ==============
 Adjusted operating income per common
    share - assuming dilution ................    $         0.36    $         0.39    $         1.32    $         1.25
                                                  ==============    ==============    ==============    ==============

The adjustment for realized gains and losses on investments noted in the table above is net of adjustments for that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains and losses.

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the 21-month period ended September 30, 2000. Weighted average common shares outstanding, assuming dilution, decreased 4.0% in the third quarter of 2000 to
31.4 million

FBL Financial Group, Inc.                                     September 30, 2000

and 4.7% in the nine months ended September 30, 2000 to 31.5 million. These decreases are primarily the result of acquisitions of common stock by the Company.

Effective September 1, 2000, we entered into a 100% coinsurance agreement to reinsure our individual disability income business to an unaffiliated insurer. As a result, the Consolidated Statements of Income include the operating results from our accident and health business only through August 31, 2000. A loss of $0.7 million on the coinsurance transaction has been deferred and is being recognized over the term of the underlying policies. Effective September 1, 2000, we began to offer, to our agents, a long-term disability income product underwritten by one of our variable alliance partners. We do not share in the risks, costs or profits of the new product, but earn a commission on new sales.

A summary of our premiums and product charges is as follows:

                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------   -------------------------------
                                                        2000             1999             2000             1999
                                                  --------------    --------------   -------------    --------------
                                                                       (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges ........    $      14,778    $      13,835    $      44,525    $      41,208
    Traditional life insurance premiums .......           20,038           19,363           64,504           63,568
    Accident and health premiums ..............            2,172            3,135            9,310            9,897
                                                   -------------    -------------    -------------    -------------
       Total ..................................    $      36,988    $      36,333    $     118,339    $     114,673
                                                   =============    =============    =============    =============

INTEREST SENSITIVE PRODUCT CHARGES increased 6.8% in the third quarter of 2000 to $14.8 million and 8.0% in the nine months ended September 30, 2000 to $44.5 million. These increases are due primarily to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances.

TRADITIONAL LIFE INSURANCE PREMIUMS increased 3.5% in the third quarter of 2000 to $20.0 million and 1.5% in the nine months ended September 30, 2000 to $64.5 million. Management believes the modest increase in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 19.3% to $36.9 million in the nine months ended September 30, 2000.

ACCIDENT AND HEALTH PREMIUMS decreased 30.7% in the third quarter of 2000 to $2.2 million and 5.9% in the nine months ended September 30, 2000 to $9.3 million. These decreases are the result of our exit from the individual disability income business effective September 1, 2000.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, increased 1.3% in the third quarter of 2000 to $55.6 million and decreased 2.4% in the nine months ended September 30, 2000 to $165.6 million. The annualized yield earned on average invested assets decreased to 7.39% in the nine months ended September 30, 2000 period compared to 7.69% in the respective 1999 period due principally to a decrease in fee income from mortgage loan prepayments and bond calls. Fee income from mortgage loan prepayments and bond calls was less than $0.1 million in the quarter and nine months ended September 30, 2000. Revenue from these sources totaled $0.2 million in the third quarter of 1999 and $4.7 million in the nine-months ended September 30, 1999. In addition, we recorded $1.7 million in interest income during the second quarter of 1999 relating to settlement of a fixed maturity security that had been in default. We had discontinued the accrual of interest on this security during 1996. For the nine months ended September 30, 2000, the impact of the decline in annualized yield was partially offset by a 1.5% increase in average invested assets to $3,015.1 million (based on assets excluding the impact of recording certain fixed maturity securities at market value).

REALIZED LOSSES ON INVESTMENTS increased in the third quarter of 2000 to $15.4 million and increased to $19.6 million for the nine months ended September 30, 2000. Realized losses include writedowns of investments that became other-than-temporarily impaired totaling $14.9 million in the third quarter of 2000 and $1.1 million in the respective 1999 period. For the nine-month periods, impairment losses totaled $20.4 million in 2000 and $3.9 million in 1999. These writedowns are the result of sustained operating losses, defaults on loan payments,

FBL Financial Group, Inc.                                     September 30, 2000

declarations of bankruptcy and various other operational or economic factors that became evident in the respective periods. Approximately $9.1 million of the impairment losses taken during the third quarter of 2000 were from four securities that were of investment grade when acquired. The level of realized gains and losses is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME decreased 3.9% in the third quarter of 2000 to $4.9 million and 3.9% in the nine months ended September 30, 2000 to $14.3 million. For the nine-month period, the decrease is primarily due to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties.

A summary of our policy benefits is as follows:

                                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------   -------------------------------
                                                              2000             1999             2000             1999
                                                        --------------    --------------   -------------    --------------
                                                                              (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits ..............   $      32,963    $      31,160    $      96,938    $      91,380
    Traditional life insurance and accident and
       health benefits ...............................          15,056           15,049           47,584           44,844
    Increase in traditional and accident and health
       future policy benefits ........................           2,781            4,191           14,871           14,420
    Distributions to participating policyholders .....           6,045            5,827           18,696           19,039
                                                         -------------    -------------    -------------    -------------
       Total .........................................   $      56,845    $      56,227    $     178,089    $     169,683
                                                         =============    =============    =============    =============

INTEREST SENSITIVE PRODUCT BENEFITS increased 5.8% in the third quarter of 2000 to $33.0 million and 6.1% in the nine months ended September 30, 2000 to $96.9 million. The components of interest sensitive product benefits, along with selected average interest crediting rates, are as follows:

                                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------   -------------------------------
                                                             2000              1999             2000             1999
                                                        --------------    --------------   -------------    --------------
                                                                              (DOLLARS IN THOUSANDS)
 Interest credited to account balances ...............   $      26,297    $      26,074    $      78,566    $      77,878
 Death benefits in excess of related account
    balances .........................................           6,666            5,086           18,372           13,502
 Weighted average contractual crediting rates:
    Universal life liabilities .......................            6.01%            6.01%            6.01%            6.01%
    Annuity liabilities ..............................            5.76%            5.68%            5.71%            5.68%

The average crediting rate on our product portfolio has been relatively consistent over the 21-month period ended September 30, 2000. We did increase the crediting rate on our flexible premium deferred annuity product 0.25% effective September 1, 2000. Interest sensitive death benefits can tend to fluctuate from period to period as a result of mortality experience.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, decreased 7.3% in the third quarter of 2000 to $17.8 million and increased 5.4% in the nine months ended September 30, 2000 to $62.5 million. Traditional life insurance benefits, including the related change in reserves, decreased 10.8% in third quarter of 2000 to $15.6 million and 4.3% in nine-month period of 2000 to $53.3 million. Accident and health benefits, including the related change in reserves, increased 155.6% in nine-month period of 2000 to $9.2 million. Traditional life insurance and accident and health benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience. As stated above, effective September 1, 2000, all individual disability income benefits are ceded to a third party.

FBL Financial Group, Inc.                                     September 30, 2000

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS increased 3.7% in the third quarter of 2000 to $6.0 million and decreased 1.8% in the nine months ended September 30, 2000 to $18.7 million. The increase in the third quarter of 2000 is due to the impact of a dividend rate decrease recorded during the third quarter of 1999. The average interest rate used in the dividend formula for these policies was 5.72% at September 30, 2000 and September 30, 1999.

A summary of the our underwriting, acquisition and insurance expenses is as follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------   -------------------------------
                                                                2000              1999             2000             1999
                                                           --------------    --------------   -------------    --------------
                                                                                 (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ...............    $       2,396    $       2,411    $       7,776    $       7,481
    Amortization of deferred policy acquisition costs ..            2,236            3,213            8,073            9,251
    Other underwriting, acquisition and insurance
       expenses, net of deferrals ......................           13,208           11,118           39,052           36,852
                                                            -------------    -------------    -------------    -------------
       Total ...........................................    $      17,840    $      16,742    $      54,901    $      53,584
                                                            =============    =============    =============    =============

COMMISSION EXPENSE decreased 0.6% in the third quarter of 2000 to $2.4 million and increased 3.9% in the nine months ended September 30, 2000 to $7.8 million. Commission expense increased in the nine-month period due principally to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS decreased 30.4% in the third quarter of 2000 to $2.2 million and 12.7% in the nine months ended September 30, 2000 to $8.1 million. Amortization decreased during the third quarter and nine-months ended September 30, 2000 due principally to the impact of realized gains and losses on investments backing the related policyholder liabilities.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 18.8% in the third quarter of 2000 to $13.2 million and increased 6.0% in the nine months ended September 30, 2000 to $39.1 million. Salaries, benefits and other operating expenses increased in the nine-month period of 2000 primarily due to increased operating expenses associated with administering our variable product business and developing variable product alliances. In addition, other information system expenses, agent training and retirement benefit costs increased in the nine-month period of 2000 compared to the respective 1999 period. These increases were partially offset by a $1.3 million restructuring charge incurred in 1999, consisting of $1.6 million in the second quarter and $(0.3) million in the third quarter, relating to the closing of an administrative service center. Furthermore, there was a $0.7 million decrease associated with preparing our computer systems for the Year 2000 date conversion.

INTEREST EXPENSE increased 41.4% in the third quarter of 2000 to $1.0 million and 57.0% in the nine months ended September 30, 2000 to $2.7 million due primarily to an increase in the average debt outstanding.

OTHER EXPENSES increased 1.0% in the third quarter of 2000 to $3.7 million and decreased 5.1% in the nine months ended September 30, 2000 to $10.8 million. The decrease for the nine-month period is due principally to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties.

INCOME TAXES decreased 95.3% in the third quarter of 2000 to $0.3 million and 52.8% in the nine months ended September 30, 2000 to $9.6 million. The effective tax rate for the nine months ended September 30, 2000 was 29.7% compared to 32.6% for the respective period in 1999. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income. The impact of these permanent differences, which are relatively consistent from period to period, on the effective tax rate is more significant in the 2000 periods due to the decreases in pre-tax income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, decreased 49.2% in the third quarter of 2000 to $0.6 million and increased 252.8% in the nine months ended September 30, 2000 to $10.6 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of

FBL Financial Group, Inc.                                     September 30, 2000

availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in the nine-month period of 2000 is primarily driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during the second quarter of 2000. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

SUBSEQUENT EVENTS - SHARE REPURCHASES AND TENDER OFFER

During the fourth quarter of 2000, we purchased 2,648,537 unregistered shares of our Class A common stock from nineteen Farm Bureau-related entities for $20.00 per share, or $53.0 million. Also during the fourth quarter, we purchased 1,101,461 shares of Class A common stock for $20.00 per share, or $22.0 million, pursuant to a public tender offer initiated on September 26, 2000.

PENDING ACQUISITION

During September 2000, our board of directors approved a definitive agreement to acquire the assets and liabilities of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau Life). As consideration for the purchase, we will issue 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million. The acquisition, which is subject to regulatory approval, will be accounted for as a purchase. The transaction is expected to close during the first quarter of 2001.

Kansas Farm Bureau Life sells traditional life insurance and annuity products to its target market of 125,000 Farm Bureau member families in the state of Kansas. Kansas Farm Bureau Life also markets variable products through an alliance with us.

Each share of Series C preferred stock will have a par value of $25.8425 and voting rights identical to that of Class A common stock. We will pay dividends on the Series C preferred stock quarterly at a rate equal to the greater of $0.10 per preferred share or the common stock dividend per share then payable. The mandatory redemption is structured so that 49.9% of the Series C preferred stock will be redeemed at par value, or $44.0 million, one year following issuance with the remaining 50.1% redeemed at par value, or $44.1 million, five years following issuance. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock will be convertible into one share of Class A common stock or redeemable for cash at par.

FBL Financial Group, Inc.                                     September 30, 2000

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio decreased 0.4% to $2,937.9 million at September 30, 2000 compared to $2,950.2 million at December 31, 1999. This decrease is primarily the result of net cash outflows on interest sensitive and variable products, an increase in writedowns on other-than-temporarily impaired securities and the acquisition of our common stock, partially offset by positive cash flow from operations.

Over the last several years, the mix of our life insurance business has been shifting from traditional and interest sensitive products to variable products. In addition, we have an exchange program for the rollover of universal life policies to variable universal life policies. We expect the shift to variable products to continue due to this program and the continued popularity of the variable products. A majority of premiums received on variable products are typically invested in our separate accounts as opposed to the general account investments. This trend is expected to impact the future growth rate of our investment portfolio and separate account assets.

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

Our investment portfolio is summarized in the table below:

                                              SEPTEMBER 30, 2000                  DECEMBER 31, 1999
                                        -------------------------------    -------------------------------
                                        CARRYING VALUE       PERCENT       CARRYING VALUE      PERCENT
                                        --------------   --------------    --------------   --------------
                                                             (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public ...........................   $    1,758,392             59.9%   $    1,733,678             58.8%
   144A private placement ...........          390,251             13.3           429,269             14.6
   Private placement ................          171,796              5.8           178,445              6.0
                                        --------------   ---------------   --------------   ---------------
   Total fixed maturities ...........        2,320,439             79.0         2,341,392             79.4
 Equity securities ..................           33,606              1.1            35,345              1.2
 Mortgage loans on real estate ......          324,794             11.1           314,523             10.7
 Investment real estate:
   Acquired for debt ................            3,343              0.1               783               --
   Investment .......................           18,735              0.6            19,336              0.6
 Policy loans .......................          125,176              4.3           123,717              4.2
 Other long-term investments ........            4,628              0.2             8,575              0.3
 Short-term investments .............          107,227              3.6           106,529              3.6
                                        --------------   ---------------   --------------   ---------------
      Total investments .............   $    2,937,948            100.0%   $    2,950,200            100.0%
                                        ==============   ===============   ==============   ===============

As of September 30, 2000, 93.9% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2000, the investment in non-investment grade debt was 6.1% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

FBL Financial Group, Inc.                                     September 30, 2000


                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                  SEPTEMBER 30, 2000
                                                                            ------------------------------
   NAIC DESIGNATION                 EQUIVALENT S&P RATINGS (1)              CARRYING VALUE      PERCENT
-----------------------   -----------------------------------------------   --------------   -------------
                                                                                (DOLLARS IN THOUSANDS)
           1              (AAA, AA, A)..................................    $    1,420,749           61.2%
           2              (BBB).........................................           757,486           32.7
                                                                            --------------   -------------
                          Total investment grade........................         2,178,235           93.9
           3              (BB)..........................................           107,083            4.6
           4              (B)...........................................            28,606            1.2
           5              (CCC, CC, C)..................................             3,437            0.2
           6              In or near default............................             3,078            0.1
                                                                            --------------   -------------
                          Total below investment grade..................           142,204            6.1
                                                                            --------------   -------------
                          Total fixed maturities........................    $    2,320,439          100.0%
                                                                            ==============   =============

-----------

(1) Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at September 30, 2000:

                                                                      HELD FOR INVESTMENT
                                               ------------------------------------------------------------------
                                                                    GROSS            GROSS
                                                                  UNREALIZED       UNREALIZED         ESTIMATED
                                               AMORTIZED COST       GAINS            LOSSES         MARKET VALUE
                                               --------------   --------------   --------------    --------------
                                                                    (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed
    securities .............................   $      296,377   $        3,066   $       (2,817)   $      296,626
                                               ==============   ==============   ==============    ==============

                                                                      AVAILABLE FOR SALE
                                               ------------------------------------------------------------------
                                                                    GROSS            GROSS
                                                                  UNREALIZED       UNREALIZED         ESTIMATED
                                               AMORTIZED COST       GAINS            LOSSES         MARKET VALUE
                                               --------------   --------------   --------------    --------------
                                                                    (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies ..   $       68,837   $          384   $         (612)   $       68,609
    State, municipal and other governments .           60,023              568             (642)           59,949
    Public utilities .......................          131,270            2,358           (2,554)          131,074
    Corporate securities ...................        1,028,451           13,975          (55,394)          987,032
    Mortgage and asset-backed securities ...          755,904            3,481          (18,721)          740,664
Redeemable preferred stocks ................           39,478              754           (3,498)           36,734
                                               --------------   --------------   --------------    --------------
Total fixed maturities .....................   $    2,083,963   $       21,520   $      (81,421)   $    2,024,062
                                               ==============   ==============   ==============    ==============

Equity securities ..........................   $       36,200   $          306   $       (2,900)   $       33,606
                                               ==============   ==============   ==============    ==============

FBL Financial Group, Inc.                                     September 30, 2000

The carrying value and estimated market value of our portfolio of fixed maturity securities at September 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  HELD FOR INVESTMENT               AVAILABLE FOR SALE
                                            -------------------------------   -------------------------------
                                                                ESTIMATED                        ESTIMATED
                                            AMORTIZED COST    MARKET VALUE    AMORTIZED COST    MARKET VALUE
                                            --------------   --------------   --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
Due in one year or less .................   $           --   $           --   $       31,055   $       31,009
Due after one year through five years ...               --               --          249,565          244,409
Due after five years through ten years ..               --               --          407,322          397,676
Due after ten years .....................               --               --          600,639          573,570
                                            --------------   --------------   --------------   --------------
                                                        --               --        1,288,581        1,246,664
Mortgage and asset-backed securities ....          296,377          296,626          755,904          740,664
Redeemable preferred stocks .............               --               --           39,478           36,734
                                            --------------   --------------   --------------   --------------
                                            $      296,377   $      296,626   $    2,083,963   $    2,024,062
                                            ==============   ==============   ==============   ==============

Mortgage and other asset-backed securities constitute a significant portion of our portfolio of securities. These securities are purchased at times when, we believe, these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

FBL Financial Group, Inc.                                     September 30, 2000

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at September 30, 2000, summarized by type of security.

                                                                                                  PERCENT OF
                                                      AMORTIZED                     CARRYING        FIXED
                                                        COST         PAR VALUE        VALUE       MATURITIES
                                                    ------------   ------------   ------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential ...................................   $    394,830   $    399,371   $    394,197           16.9%
   Pass through .................................         68,401         67,978         66,303            2.9
   Planned and targeted amortization class ......         38,326         38,456         38,307            1.7
   Other ........................................         11,275         11,529         11,271            0.5
                                                    ------------   ------------   ------------   -------------
Total residential mortgage-backed securities ....        512,832        517,334        510,078           22.0
Commercial mortgage-backed securities ...........        210,263        209,280        201,971            8.7
Other asset-backed securities ...................        329,186        330,843        324,992           14.0
                                                    ------------   ------------   ------------   -------------
Total mortgage and asset-backed securities ......   $  1,052,281   $  1,057,457   $  1,037,041           44.7%
                                                    ============   ============   ============   =============

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

At September 30, 2000, we held $324.8 million or 11.1% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 2000, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at September 30, 2000 include: Pacific (30%) which includes California; and West South Central (23%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral types with office buildings (46%) and retail facilities (33%) representing the largest holdings at September 30, 2000.

Our asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At September 30, 2000, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.2 years. Based on our utilization of the fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.4 as of September 30, 2000.

OTHER ASSETS

Securities and indebtedness of related parties decreased 21.8% to $47.9 million at September 30, 2000 due primarily to unrealized depreciation on fixed maturity securities owned by an equity investee. The impact of equity income on the securities and indebtedness balance during 2000 was offset by the impact of distributions from the equity investees. Reinsurance recoverable increased 892.0% to $47.7 million at September 30, 2000 due principally to the reinsurance of our individual disability income business. Deferred policy acquisition costs increased 4.6% in the 2000 period to $247.2 million. This increase is due to the capitalization of costs incurred with new sales, partially offset by amortization and an $11.8 million decrease resulting from the reinsurance of our individual disability income business. Assets held in separate accounts increased 26.2%, to $323.0 million at September 30, 2000 due primarily to net transfers to the separate accounts resulting from sales of our variable products. At September 30, 2000, we had total assets of $3,749.1 million, a 2.4% increase from total assets at December 31, 1999.

FBL Financial Group, Inc.                                     September 30, 2000

LIABILITIES

Policy liabilities and accruals decreased 0.7% to $2,400.1 million at September 30, 2000. The slight decrease in policy liabilities is partially attributable to our marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. In addition, future policy benefit reserves on interest sensitive products decreased due to an increase in surrender benefits during the nine months ended September 30, 2000. Other liabilities increased due principally to a $32.6 million payable to a reinsurer resulting from the reinsurance of our individual disability income business. This transaction settled during the fourth quarter of 2000. At September 30, 2000, we had total liabilities of $3,132.9 million, a 2.4% increase from total liabilities at December 31, 1999.

STOCKHOLDERS' EQUITY

Stockholders' equity increased 2.8% to $519.1 million at September 30, 2000, compared to $505.0 million at December 31, 1999. This increase is principally attributable to net income offset, in part, by stock repurchases and dividends paid. During the fourth quarter of 2000, stockholders' equity will be impacted by the purchase of 3,749,998 shares of Class A common stock for $75.0 million. See "Subsequent Events - Share Repurchases and Tender Offer."

At September 30, 2000, common stockholders' equity was $516.1 million, or $16.63 per share, compared to $502.0 million, or $15.94 per share at December 31, 1999. Included in stockholders' equity per common share is ($1.49) at September 30, 2000 and ($1.52) at December 31, 1999 attributable to net unrealized investment losses resulting from marking our fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $2.0 million during the nine months ended September 30, 2000, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

LIQUIDITY

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and (iv) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing these management services, dividends on outstanding stock and interest on parent company debt issued to a subsidiary. In addition, the parent company will on occasion enter into capital transactions such as the acquisition of our common stock.

We may receive consideration during each of the three years in the period ending December 31, 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the nine months ended September 30, 2000 and $1.2 million in the respective period of 1999.

During the nine months ended September 30, 2000, we repurchased 608,379 shares of Class A common stock for $10.5 million. The repurchases were made in accordance with a $25.0 million stock repurchase plan approved by our Board of Directors on December 20, 1999. During the fourth quarter of 2000, we purchased 3,749,998 Class A common stock for $75.0 million.

During the nine months ended September 30, 2000, we paid common and preferred stock dividends totaling $8.5 million. We also paid common and preferred stock dividends totaling $8.1 million during the corresponding 1999

FBL Financial Group, Inc.                                     September 30, 2000

period. It is anticipated dividend requirements for the remainder of 2000 will be $0.09 per common share and $0.0075 per preferred share, or approximately $2.5 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $1.3 million for the remainder of 2000.

FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and short-term borrowings, if needed, to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources to fund the dividends on and redemption of the Series C preferred stock to be issued in connection with the acquisition of Kansas Farm Bureau Life.

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

During the remainder of 2000, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $8.6 million. This takes into account a $32.0 million dividend paid by Farm Bureau Life during October 2000 to assist with the funding of the $75.0 million stock repurchases and to provide funds for future dividend and interest payments. The balance of the $75.0 million stock repurchases was funded with cash and investments already at the holding company level. As of November 2, 2000, subsequent to the payment of the stock repurchases, FBL Financial Group, Inc. has cash and investments totaling approximately $21.9 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2000, we had no material commitments for capital expenditures other than for the assets and liabilities of Kansas Farm Bureau Life.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. The Life Companies' liquidity positions continued to be favorable in the nine-month period ended September 30, 2000, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

During the nine-month period ended September 30, 2000, the Life Companies experienced net cash outflows of $4.8 million from continuing operations and financing activities related to interest sensitive products. The net cash outflow is primarily a result of increased surrender benefits on interest sensitive products and rollovers from traditional products to variable products. This cash outflow was funded with available cash and cash provided from investing activities. During the nine-month period ended September 30, 1999, the Life Companies had net cash inflows from continuing operations and financing activities related to interest sensitive products of $60.5 million. During 1999, these funds were primarily invested in fixed maturity securities. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

FBL Financial Group, Inc.                                     September 30, 2000

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a collateralized borrowing capacity of $199.1 million as of September 30, 2000. At September 30, 2000, Farm Bureau Life had outstanding borrowings of $40.0 million under this arrangement, leaving a collateralized borrowing capacity of $159.1 million. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.57% at September 30, 2000). Fixed maturity securities with a carrying value of $42.3 million are on deposit with the FHLB as collateral for the note.

We also have a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $11.7 million at September 30, 2000, were used to acquire assets that are leased to certain affiliates, including Farm Bureau Mutual. Interest is payable at a rate equal to the prime rate of a national bank (9.50% at September 30, 2000).

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2000, included $107.2 million of short-term investments and $279.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

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

FBL Financial Group, Inc.                                     September 30, 2000

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27     Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2000:

     On September 26, 2000 a Form 8-K was filed in connection with the announcement of our pending acquisition of the assets and liabilities of Kansas Farm Bureau Life Insurance Company.

FBL Financial Group, Inc.                                     September 30, 2000



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 3, 2000

                                 FBL FINANCIAL GROUP, INC.



                                 By /s/ William J. Oddy
                                    --------------------------------------------
                                 William J. Oddy
                                 Chief Executive Officer (Principal Executive
                                 Officer)


                                 By /s/ James W. Noyce
                                    --------------------------------------------
                                 James W. Noyce
                                 Chief Financial Officer (Principal Financial
                                 and Accounting Officer)