Form 10-K
period 2000-12-31
FBL FINANCIAL GROUP INC
filed 2001-03-19
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000
                                   -----------------

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

Registrant's telephone number, including area code (515) 225-5400
                                                  ---------------

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

Aggregate market value of Class A Common Stock held by non-affiliates of the registrant (computed as of March 6, 2001): $157,168,836

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 26,142,682 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of March 6, 2001.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 15, 2001 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

FBL Financial Group, Inc. (we or the Company) sells universal life, variable universal life and traditional life insurance and traditional and variable annuity products. Through December 31, 2000, these products were principally marketed through a core distribution force consisting of approximately 1,645 exclusive Farm Bureau agents in 14 midwestern and western states. On January 1, 2001, our agency force and geographic marketing territory expanded with the acquisition of the assets and liabilities of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau Life), a single-state life insurance company selling traditional life and annuity products in the state of Kansas. In addition to traditional life and annuity products, since 1995, Kansas Farm Bureau Life also sold variable life insurance and variable annuities through an alliance with us. At December 31, 2000, Kansas Farm Bureau Life had 336 exclusive agents and held the largest market share of combined life insurance and annuity business in the state of Kansas.

Our variable universal life and variable annuity products are also marketed in other states through alliances with other life insurance companies and a regional broker-dealer. Several of our subsidiaries support various functional areas of the Company and affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we provide management and administrative services to four Farm Bureau affiliated property-casualty insurance companies.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993 and our principal insurance subsidiaries include Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust). Farm Bureau Life commenced operations in 1945 and EquiTrust commenced operations in 1998.

BUSINESS STRATEGY

We have a three-pronged growth strategy that consists of (1) internal growth within our traditional Farm Bureau distribution network in 15 midwestern and western states, (2) alliances with other companies and (3) consolidations. Our growth strategies are detailed below:

GROWTH STRATEGY #1 - INTERNAL GROWTH WITHIN OUR TRADITIONAL FARM BUREAU DISTRIBUTION NETWORK.

We are focused on growing our core business, which comes through our Farm Bureau distribution network in 15 states, through cross selling opportunities, new products and competitive product features. We have significant opportunities to increase our sales through cross selling life insurance products to Farm Bureau members who already own a property-casualty policy offered by Farm Bureau affiliated property-casualty companies. For example, in the six-state region where we manage the affiliated property-casualty insurance company and related field force (Iowa, Minnesota, South Dakota, Utah, Arizona and New Mexico), approximately 25% of the Farm Bureau members own at least one of our life products, 63% own at least one Farm Bureau property-casualty product and approximately 20% own both. Cross selling and other opportunities have been enhanced in recent years through the introduction of new products including last survivor variable universal life insurance, simplified issue traditional life insurance and variable settlement options.

Several programs introduced in 2000 are targeted at increasing life insurance and annuity sales within our core distribution system. These programs include life specialists, wholesalers and the BUILDING A PROFESSIONAL PRACTICE series. The intent of these programs is to provide support to our multi-line agents as they cross-sell to their customers and provide a model for growth in the way they approach their business. Life specialists are hired by a multi-line manager and work as a resource within the agency for life sales, including advanced markets. The wholesalers are responsible for increasing variable product and mutual fund sales within their own territory, and assist with agency training, case analysis support, and may have direct client involvement on large cases. The goal of our BUILDING A PROFESSIONAL PRACTICE series is to help agents position themselves for a dramatic increase in productivity. This program teaches agents to examine the way they have their business structured, how they are spending their time, and encourages them to hire assistants so that they may spend more time with direct client contact.

GROWTH STRATEGY #2 - ALLIANCES WITH OTHER COMPANIES.

Significant growth opportunities exist through forming alliances with other companies for the sale of products developed and administered by us. To date, we have leveraged our variable product expertise and used alliances for the distribution of variable products. With this strategy, we obtain access to additional distribution systems and our partners are provided with access to variable products and share in the underwriting results without developing the infrastructure and know-how to underwrite and administer the business. Since December 1998, we have developed variable product alliances with the following companies:

              Related to Farm Bureau                            Not Farm Bureau related
              ----------------------                            -----------------------
  Country Life Insurance Company                   American Equity Investment Life Insurance Company
  Southern Farm Bureau Life Insurance Company      Berthel Fisher and Company
  Farm Bureau Life Insurance Company of Missouri   Modern Woodmen of America*
  United Farm Family Life Insurance Company        National Travelers Life Insurance Company
                                                     * Scheduled to begin production in early 2002.

Growth can be achieved through increasing sales with these existing partners and developing new alliance partners. Sales from existing partners are increasing with additional product offerings, an increase in the number of the partners' registered representatives and a higher average production per registered representative, as they become more familiar with our variable products. In addition, during 2000 we developed the capability of selling traditional products through EquiTrust and have the ability to expand our alliance strategy in this area as well.

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

GROWTH STRATEGY #3 - CONSOLIDATIONS.

At the beginning of 2001, we finalized our acquisition of the assets and liabilities of Kansas Farm Bureau Life and we see additional growth opportunities through the consolidation with other companies. Consolidations expand our distribution systems, generate top-line revenue growth and provide us with a larger base over which to spread our fixed operating costs. These items, in turn, put us in a better position to offer competitive products and to invest in the infrastructure necessary to stay competitive in the maturing life insurance industry.

We have a successful history of being a consolidator among Farm Bureau affiliated insurance companies. In addition to taking over the management of four property-casualty companies since 1984, we acquired Utah Farm Bureau Life Insurance Company in 1984, Rural Security Life Insurance Company in 1993, Western Farm Bureau Life Insurance Company in 1994 and Kansas Farm Bureau Life Insurance Company in 2001. Currently there are seven Farm Bureau affiliated life insurance groups. We expect there to be further consolidation within the Farm Bureau network and we believe, as a publicly held company, we are well positioned to be the consolidator of choice among these companies.

We are not able to dictate the pace at which the further consolidation, if any, of the Farm Bureau life insurance companies will happen. Accordingly, we are seeking smaller insurance companies that will not be able to compete as the marketplace continues to demand increased technological and customer service capabilities. We are profiling possible acquisition candidates that we think would be a compatible fit for us. As we seek to grow our operations via consolidation, we will only look at consolidation opportunities that grow our earnings.

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

   SEGMENT                         SOURCE OF REVENUES
   Investment advisory..........   Fee income from the management of investments
   Marketing and distribution...   Commissions and distribution fee income from
                                     the sale of mutual funds and insurance
                                     products not issued by us
   Leasing......................   Income from operating leases
   Corporate....................   Fees from management and administrative
                                     services

See Note 14 of Notes to Consolidated Financial Statements for additional information regarding the financial results by operating segment.

MARKETING

MARKET AREA

Our sales are principally conducted in the following 15 state core marketing region: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty company) - Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company only) - Colorado, Idaho, Kansas, Montana, Nebraska, North Dakota, Oklahoma, Wisconsin and Wyoming. Additionally, our variable alliance partners market throughout the United States.

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

AFFILIATION WITH FARM BUREAU

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation, the nation's largest grass roots farm and ranch organization with over 5.0 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations and related trademarks and service marks, a company must have permission from the state's Farm Bureau federation. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the 15 states in our core marketing territory, we have the exclusive right to use the "Farm Bureau" name and "FB" logo for marketing products in those states.

The American Farm Bureau Federation has the right to terminate our right to use the "Farm Bureau" and "FB" designations in all of our states (i) in the event of a material breach of the trademark license that we do not cure within 60 days,
(ii) immediately in the event of termination by the American Farm Bureau of the Iowa Farm Bureau's membership in the American Farm Bureau or (iii) in the event of a material breach of the Iowa Farm Bureau Federation's membership agreement with the American Farm Bureau Federation, including by reason of the failure of the Iowa Farm Bureau Federation to cause us to adhere to the American Farm Bureau Federation's policies. Each state Farm Bureau federation in our trade territory could terminate our right to use the Farm Bureau designations in that particular state without cause on 60 days' notice. We believe that the occurrence of any termination is highly unlikely.

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

Our life insurance products are currently available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships in our core marketing territory generally cost $24 to $112 and are available to individuals and families who are farmers and ranchers, and to the general public as well.

To facilitate our working relationship with state Farm Bureau organizations, the Presidents of the 15 state Farm Bureau federations in our core marketing territory serve on our Board of Directors. Each state Farm Bureau federation, or its assignee, benefits from its relationship with us through receipt of royalties. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 2000, total royalties paid to Farm Bureau organizations were approximately $1.9 million.

We have marketing agreements with all of the Farm Bureau property-casualty companies in our core marketing area, pursuant to which the property-casualty companies develop and manage an agency force that sells both property-casualty products for that company and life products for us. We pay them a fee for this service in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent. We paid overwrite commissions totaling $6.0 million in 2000.

Our Advisory Committee, which consists of certain executives of Farm Bureau property-casualty insurance companies in our marketing territory, assists us in our relationships with the property-casualty organizations. The Advisory Committee meets on a regular basis to coordinate efforts and issues relating to the agency force and other related matters. We view the Advisory Committee as an important contributor to our success in marketing products through the Farm Bureau system.

All of the state Farm Bureau federations in our current marketing area are associated with the American Farm Bureau Federation. The primary goal of the American Farm Bureau Federation is to improve the financial well-being and the quality of life of farmers, ranchers and other rural residents through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico. Within each state, Farm Bureau is generally organized at the county level. Farm Bureau programs generally include policy development, state and national lobbying activities, leadership development, speaker corps, media relations, crime prevention, marketing clubs, women's activities, young farmers activities, promotion and education and commodity promotion activities. Member services provided by Farm Bureau vary by state but often include newspapers and magazines, theft and arson rewards, eye care programs, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance and financial planning services.

EXCLUSIVE AGENCY FORCE - CORE MARKETING TERRITORY

Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our core marketing territory by an exclusive Farm Bureau force of approximately 1,980 agents and agency managers. We have a written contract with each member of our agency force. The contracts do the following:

* Specify and limit the authority of the agents to solicit insurance applications on our behalf.
* Describe the nature of the independent contractor relationship between us and the agent.
* Define the agent as an exclusive agent limited to selling insurance of the types sold on our behalf, or for certain products, on the behalf of other insurance companies approved by us.
*  Allow either party to immediately terminate the contract.
*  Specify the compensation payable to the agents.
*  Reserve our ownership of customer lists.
*  Set forth all other terms and conditions of the relationship.

Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. Agents' offices are often located in or serve as the Farm Bureau office for their community. We believe that Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers and cross selling of additional insurance products.

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

In our life only states, our life insurance products and sponsored mutual funds are marketed through agents managed by the property-casualty company affiliated with the Farm Bureau federation of that state. These agents, of which there are approximately 1,230, market our life and mutual fund products on an exclusive basis and market the property-casualty products of that state's affiliated property-casualty companies. Agents as well as agency managers in our life only states are independent contractors.

Approximately 96% of the agents in our multi-line states are licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and sponsored mutual funds. We continue to emphasize the training of agents for NASD licensing in our life only territories, where approximately 71% of the agents are NASD licensed.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.

We structure our agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years after new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 2000, approximately 42% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

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

We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. We believe that these programs provide significant incentives for the most productive agents. Approximately 15% of our agents qualify for our annual incentive trip.

Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 2000 in our multi-line states was approximately 91%. We believe retention of agents is enhanced because of their ability to sell both life and property-casualty insurance products, as well as mutual funds.

AGENCY FORCE - ALLIANCE PARTNERS

Our Farm Bureau alliance partners have approximately 6,100 exclusive agents that are dedicated to selling insurance products using the Farm Bureau brand. The number of Farm Bureau alliance partner agents licensed to sell variable products has grown steadily from 3% at December 31, 1998 to approximately 27% at February 28, 2001. Our partners continue working with their other agents to license them to become registered representatives. Our Farm Bureau alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products.

Our alliance partners outside the Farm Bureau network have over 27,600 agents, most of which are independent agents that have access to outside variable products and are not limited solely to our variable products. While many of our alliance partners' agents are not currently licensed for the sale of variable life insurance and variable annuity products, the alliance partners are promoting the licensing of existing agents and the recruitment of agents that are licensed.

Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products.

PRODUCTS CURRENTLY UNDERWRITTEN

We are currently engaged in selling a varied portfolio of insurance products including variable, interest sensitive, traditional permanent, and term life insurance, and variable and traditional annuities primarily to individuals in the rural and suburban areas of our marketing territory.

VARIABLE UNIVERSAL LIFE INSURANCE. The variable universal life policy provides permanent life insurance protection with a flexible premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder's account balance. The policyholder has the ability to direct cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared.

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

We also market last survivor universal life and last survivor variable universal life policies designed especially for the estate planning market.

TRADITIONAL LIFE INSURANCE. We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. For 2000, participating life policies represented 10% of first year life insurance collected premiums. We have a substantial book of in-force participating policies with persistency that has historically exceeded industry averages.

We currently market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. We may change the premium scales at any time but may not increase rates above guaranteed levels. In the past, we sold participating term insurance, but this product has been discontinued.

ANNUITIES. We offer annuities which are generally marketed to individuals in anticipation of retirement. We offer variable and traditional annuities principally in the form of flexible premium deferred annuities that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. For variable annuities, policyholders have the right to direct the cash value of the policy into an assortment of sub-accounts, thereby assuming the investment risk passed through by those sub-accounts. Approximately 58% of our existing individual annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date.

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

ACCIDENT AND HEALTH INSURANCE. During 2000, we discontinued underwriting individual long-term disability income insurance and began to offer a long-term disability income product underwritten by Country Life Insurance Company. We do not share in the risks, costs or profits of the new product, but will earn a commission on new sales. The existing block of individual disability income business was reinsured to another insurance company through a 100% coinsurance agreement.

KANSAS PRODUCT PORTFOLIO. The agents in Kansas currently sell the portfolio of products previously offered by Kansas Farm Bureau Life Insurance Company. The products are very similar to the universal life insurance, traditional life insurance and annuity products described above. In addition, the Kansas agents market individual disability income and hospital income insurance. The individual disability income policy provides for payment of benefits in the event of a disabling accident or illness. Disability benefits reimburse the policyholder for a specified dollar amount payable over a specific time period or for the duration of the disability. Disability is defined as the inability to pursue the policyholder's own occupation for the first two years after disability, and the inability to pursue any occupation thereafter. The risks insured are similar to those insured in a medical expense policy but the claim costs are much more predictable. Since the policies are guaranteed renewable rather than noncancellable, we may change the premium scale at any time based on claim costs incurred, subject to regulatory approval. Hospital income policies generally provide for payment of benefits when an insured is admitted to a hospital for a specified period of time.

Beginning in 2001, the product portfolio currently available to the Kansas agents will be integrated with the products available to the agents in the balance of our core marketing territory. During this integration process, which we expect to complete during 2002, we will select the most desirable products and plans and create a new uniform portfolio for all of our agents.

The following table sets forth the first year and renewal premiums collected for our life, annuity and accident and health products for the years indicated:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                  2000          1999          1998          1997          1996
                                               ----------    ----------    ----------    ----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
Direct life premiums collected:
   Universal life
      First year ...........................   $    2,010    $    2,747    $    2,857    $    3,522    $    4,398
      Renewal ..............................       39,374        40,978        42,263        44,969        46,493
                                               ----------    ----------    ----------    ----------    ----------
        Total ..............................       41,384        43,725        45,120        48,491        50,891
   Variable universal life
      First year - core distribution .......       14,594        13,385        15,272        12,427         9,244
      First year - alliance partners (1)  ..        1,462         1,468            98            --            --
      Renewal (1) ..........................       32,293        27,399        22,423        19,156        16,715
      Internal rollover ....................       10,024        10,052        18,032         7,824         2,726
                                               ----------    ----------    ----------    ----------    ----------
        Total ..............................       58,373        52,304        55,825        39,407        28,685
   Participating whole life
      First year ...........................        2,616         3,003         3,226         3,646         6,105
      Renewal ..............................       61,083        61,881        61,867        61,660        58,818
                                               ----------    ----------    ----------    ----------    ----------
        Total ..............................       63,699        64,884        65,093        65,306        64,923
   Other
      First year ...........................        4,930         4,282         4,151         3,802         3,409
      Renewal ..............................       19,394        18,122        16,676        15,513        14,646
                                               ----------    ----------    ----------    ----------    ----------
        Total ..............................       24,324        22,404        20,827        19,315        18,055
                                               ----------    ----------    ----------    ----------    ----------
            Total direct life ..............      187,780       183,317       186,865       172,519       162,554
Reinsurance ceded ..........................       (4,274)       (4,841)       (4,632)       (4,681)       (4,521)
                                               ----------    ----------    ----------    ----------    ----------
Total life, net of reinsurance .............      183,506       178,476       182,233       167,838       158,033
Direct annuity premiums collected:
   Traditional annuities:
      Individual ...........................       42,225        50,911        51,775        54,002        59,111
      Group ................................        2,730         1,227         1,022         7,241        16,502
      Reinsurance assumed ..................          136           190        22,034            --            --
                                               ----------    ----------    ----------    ----------    ----------
            Total traditional annuities ....       45,091        52,328        74,831        61,243        75,613
   Variable annuities:
      First year - core distribution .......       30,916        26,034        24,891        23,773        14,638
      First year - alliance partners (1)  ..       21,710         8,888           490            --            --
      Renewal (1) ..........................        7,081         5,135         4,616         3,641         1,424
      Internal rollover ....................       14,989         7,097        11,469         6,240           855
                                               ----------    ----------    ----------    ----------    ----------
            Total variable annuities .......       74,696        47,154        41,466        33,654        16,917
                                               ----------    ----------    ----------    ----------    ----------
Total annuities ............................      119,787        99,482       116,297        94,897        92,530
Accident and health premiums collected,
   net of reinsurance ......................        9,561        13,323        11,717        11,370        10,558
                                               ----------    ----------    ----------    ----------    ----------
Total collected premiums, net of
   reinsurance .............................   $  312,854    $  291,281    $  310,247    $  274,105    $  261,121
                                               ==========    ==========    ==========    ==========    ==========

(1) Amounts are net of portion ceded to or assumed from alliance partners.

During the five years in the period ended December 31, 2000, we have emphasized the marketing of our variable products. This marketing emphasis, coupled with the popularity of variable products and a program for the rollover of universal life policies to variable universal life policies, has resulted in a shift in premiums during the period from traditional and interest sensitive products to variable products.

The amount of premiums collected in 2001 will be impacted by the acquisition of Kansas Farm Bureau Life. During 2000, premiums collected by Kansas Farm Bureau Life, net of reinsurance, totaled $25.5 million for life insurance, $44.4 million for annuities and $3.9 million for accident and health.

LIFE INSURANCE AND ANNUITIES IN FORCE

The following table sets forth information regarding life insurance and annuities in force at the end of each year presented:

                                                           AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                               ----------   ----------   ----------   ----------   ----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT FACE AMOUNTS IN MILLIONS)
Life insurance
  Universal and variable universal
     Number of direct policies .............      123,661      119,211      114,317      109,558      107,817
     Policyholder account balances .........   $  614,507   $  601,757   $  576,392   $  565,291   $  540,116
     Direct face amounts ...................       10,952       10,267        9,549        8,830        8,476
  Traditional
     Number of direct policies .............      258,789      262,363      265,407      267,476      266,599
     Future policy benefits ................   $  726,516   $  710,801   $  691,047   $  672,885   $  645,684
     Direct face amounts ...................       11,649       10,758       10,117        9,551        8,719
  Total life
     Number of direct policies .............      382,450      381,574      379,724      377,034      374,416
     Direct face amounts ...................   $   22,601   $   21,025   $   19,666   $   18,381   $   17,195
Deposit administration funds -
  policyholder account balances ............   $  147,143   $  135,453   $  127,128   $   77,254   $   54,028
Annuities and variable annuities:
  Number of direct policies ................       48,416       49,212       48,785       49,912       50,255
  Policyholder account balances ............   $  681,822   $  742,374   $  770,081   $  808,740   $  808,221
  Future policy benefits ...................      155,486      146,458      122,870      127,509      123,646
Liabilities related to separate accounts ...      327,407      256,028      190,111      138,409       79,043

Substantially all of the deposit funds relate to the funding of the Farm Bureau retirement plans. In 1998, the funding vehicle for a portion ($48.0 million) of the Farm Bureau retirement plans was changed from group annuities to deposit administration funds.

Going forward, the amount of life insurance and annuities in force will be impacted by our acquisition of Kansas Farm Bureau Life. At December 31, 2000, Kansas Farm Bureau Life had 65,317 life insurance policies with $3.4 billion of direct insurance in force. Also at December 31, 2000, Kansas Farm Bureau Life had 12,254 direct annuity policies and $390.8 million in reserves on interest sensitive product benefits.

A summary of our individual life insurance lapse rates, compared to industry averages, is outlined in the following table:

                                                          LAPSE RATES FOR THE YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                  2000         1999         1998         1997         1996
                                               ----------   ----------   ----------   ----------   ----------
Our life insurance lapse rates.........           7.9%         8.1%         7.2%         7.0%         7.5%
Industry life insurance lapse rates....           (A)          8.2          8.3          8.5          8.5

(A) The industry lapse rate for 2000 is not available as of the filing date of this Form 10-K.

UNDERWRITING

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 14 underwriters who have an average of 16 years of experience in the insurance industry. Our underwriters review each applicant's written application, which is prepared under the supervision of our agents, and any required medical records. We employ blood testing (including HIV antibody testing) to provide additional information whenever the applicant is over 40 and the face amount is over $100,000. Additionally, urine testing is done whenever the applicant is over 60. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Any tobacco use by a life insurance applicant within the preceding one year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

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

Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on life policies issued after June 30, 1999 is $1,100,000. For policies issued prior to July 1, 1999, the maximum retention is generally limited to $600,000. Indemnity reinsurance does not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by us has failed to pay any material policy claims (either individually or in the aggregate) with respect to our ceded business. We continually monitor the financial strength of our reinsurers. If for any reason reinsurance coverages would need to be replaced, we believe that replacement coverages from financially responsible reinsurers would be available. A summary of our primary reinsurers as of December 31, 2000 is as follows:

                                                     A.M. BEST    AMOUNT OF IN
REINSURER                                              RATING     FORCE CEDED
                                                    -----------  --------------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
Lincoln National Life Insurance Company............      A         $    730.3
Business Men's Assurance Company...................      A              545.0
Swiss Re Life & Health America Inc ................      A++            251.3
The Cologne Life Reinsurance Company...............      A+             243.2
All other..........................................                     289.2
                                                                 --------------
    Total..........................................                $  2,059.0
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

We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors.

Policyholder dividends are currently being paid and will continue to be paid as declared on traditional participating whole life business, some term business, and the participating annuity policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, and expense levels. Other factors, such as changes in tax law, may be considered as well. Average contractual credited rates on our universal life contracts were 5.99% in 2000, 6.01% in 1999 and 6.12% in 1998 and average credited rates on our annuity contracts were 5.75% in 2000, 5.69% in 1999 and 6.05% in 1998.

RATINGS

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated "A+(Superior)" by A.M. Best, A.M. Best's second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++(Superior)" to "D(Poor)." Farm Bureau Life has maintained its existing "A+(Superior)" rating since A.M. Best first began using this rating methodology. EquiTrust is rated "A- (Excellent)" by A.M. Best. A.M. Best ratings consider claims paying ability and are not a rating of investment worthiness.

VARIABLE SUB-ACCOUNTS AND MUTUAL FUNDS

We sponsor the EquiTrust Series Fund, Inc. (the Series Fund) and EquiTrust Variable Insurance Series Fund (the Insurance Series Fund) (collectively, the EquiTrust Funds) which are open-end, diversified series management investment companies. The Series Fund is available to the general public. The Variable Insurance Series Fund offers its shares, without a sales charge, only to our separate accounts and our alliance partners as the investment medium for variable annuity contracts or variable life insurance policies. These Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal, and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the equity EquiTrust Funds at December 31, 2000 aggregated $411.3 million.

Our variable products also include sub-accounts that invest in mutual funds managed by outside investment advisors in addition to our proprietary funds. We receive an administrative service fee from the outside investment advisors ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold.

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

We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $28.9 million at December 31, 2000.

EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest or pay money.

COMPETITION

We operate in a highly competitive industry. The operating results of companies in the insurance industry have been historically subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. We believe our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to maintain high ratings from A.M. Best. In connection with the development and sale of our products, we encounter significant competition from other insurance companies, and other financial institutions, such as banks and broker-dealers, many of which have financial resources substantially greater than ours.

REGULATION

Our insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. This regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, mutual funds, investment advisor and certain licensed broker-dealers and agents are also subject to regulation by the Securities and Exchange Commission, the NASD and state agencies.

Increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of ongoing legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, accounting policies and procedures, specifically focusing on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines and the circumstances under which dividends may be paid. We do not believe the adoption in any of our operating states of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.

EMPLOYEES

At February 1, 2001, we had approximately 1,260 employees. Many employees and the executive officers also provide services to Farm Bureau Mutual Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease which expires in 2013. The property leased currently consists of approximately 183,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We also lease 22,000 square feet of an office building in Manhattan, Kansas under a 5 year operating lease which expires in 2006. We consider the current facilities to be adequate for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND DIVIDEND INFORMATION

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock for each quarter of 2000 and 1999.

COMMON STOCK DATA (PER SHARE)               1ST QTR.      2ND QTR.      3RD QTR.      4TH QTR.
                                           ----------    ----------    ----------    ----------
2000
High ..................................    $   19.750    $   16.875    $   17.000    $   17.875
Low ...................................        12.375        12.625        12.125        12.500

Dividends declared and paid ...........    $    0.090    $    0.090    $    0.090    $    0.090

1999
High ..................................    $   24.500    $   22.500    $   21.375    $   20.750
Low ...................................        17.375        17.125        18.625        12.375

Dividends declared and paid ...........    $    0.083    $    0.083    $    0.083    $    0.083

There is no established public trading market for our Class B common stock. As of March 1, 2001, there were approximately 2,800 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 26 holders of Class B common stock.

We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2001 will be $0.10 per common share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity" and Note 13 to the consolidated financial statements.

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company. As consideration for the purchase, we issued 3,429,500 shares of Series C cumulative voting mandatorily redeemable preferred stock with a fair value of $80.4 million to The Kansas Farm Bureau. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the common stock dividend per share then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.6 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.5 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                      2000             1999             1998             1997            1996
                                                  ------------     ------------     ------------     ------------    ------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Interest sensitive product charges ...........    $     59,780     $     55,363     $     52,157     $     47,979    $     43,654
Traditional life insurance premiums ..........          83,830           82,569           81,752           81,188          82,198
Accident and health premiums .................           9,654           13,361           11,721           11,340          10,582
Net investment income ........................         221,369          225,820          228,067          220,366         208,265
Realized gains (losses) on investments .......         (25,960)          (2,342)          (4,878)          40,953          52,760
Total revenues ...............................         367,618          394,986          389,621          421,351         413,373

 Income from continuing operations ...........          38,747           54,325           52,675           75,128          84,049
 Income (loss) from discontinued operations ..              --               --              287              699          (1,165)
 Gain on sale of discontinued operations .....             600            1,385              978               --              --
 Net income ..................................          39,347           55,710           53,940           75,827          82,884
 Net income applicable to common stock .......          39,197           55,560           53,790           73,656          80,634
 Per common share:
   Income from continuing operations .........            1.27             1.68             1.56             2.01            1.90
   Income from continuing operations -
     assuming dilution .......................            1.25             1.65             1.52             1.97            1.89
   Earnings ..................................            1.29             1.72             1.60             2.03            1.87
   Earnings - assuming dilution ..............            1.27             1.69             1.56             1.99            1.86
   Cash dividends ............................            0.36             0.33             0.30             0.20            0.04
 Weighted average common shares
   outstanding - assuming dilution ...........      30,799,891       32,829,972       34,400,513       36,971,236      43,270,392
 CONSOLIDATED BALANCE SHEET DATA:
 Total investments ...........................    $  2,870,659     $  2,950,200     $  3,031,436     $  2,940,911    $  2,829,517
 Assets held in separate accounts ............         327,407          256,028          190,111          138,409          79,043
 Total assets ................................       3,704,046        3,662,331        3,650,960        3,601,526       3,368,192
 Long-term debt ..............................          40,000           40,000               71           24,577          24,581
 Total liabilities ...........................       3,130,101        3,060,178        2,965,869        2,894,708       2,724,867
 Company-obligated mandatorily redeemable
   preferred stock of subsidiary trust .......          97,000           97,000           97,000           97,000              --
 Total stockholders' equity ..................         476,803          505,008          583,588          605,315         638,522
 Book value per common share .................           17.35            15.94            17.75            16.77           14.28
 Book value per common share excluding
   unrealized appreciation (depreciation)(1)..           18.13            17.46            16.14            15.36           13.75
 OTHER DATA (UNAUDITED):
 Adjusted operating income (2) ...............    $     54,482     $     55,351     $     56,148     $     49,148    $     44,745
 Adjusted operating income per common
   share - assuming dilution (2) .............            1.76             1.68             1.63             1.27            0.98
 Statutory capital and surplus (3) ...........         311,901          301,542          376,929          360,782         344,965
 Net statutory premiums collected (4) ........         312,854          291,281          310,247          274,105         261,121
 Life insurance in force .....................      20,544,870       19,198,748       18,367,078       17,132,235      16,113,121

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

(4) Net statutory premiums include premiums collected from annuities and universal life-type products. For GAAP reporting, such premiums received are not reported as revenues. Amounts include internal rollover premiums to variable universal life or variable annuity contracts totaling $25.0 million in 2000, $17.1 million in 1999, $29.5 million in 1998, $14.1 million in 1997 and $3.6 million in 1996.

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

OVERVIEW

We sell universal life, variable universal life, and traditional life insurance and traditional and variable annuity products. Through December 31, 2000, these products were principally marketed through a core distribution force consisting of approximately 1,645 exclusive Farm Bureau agents in 14 midwestern and western states. On January 1, 2001, our agency force and geographic marketing territory expanded with the acquisition of the assets and liabilities of Kansas Farm Bureau Life Insurance Company, a single-state life insurance company selling traditional life and annuity products in the state of Kansas. At December 31, 2000, Kansas Farm Bureau Life had 336 exclusive agents and held the largest market share of combined life insurance and annuity business in the state of Kansas.

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

In accordance with accounting principles generally accepted in the United States
(GAAP), premiums and considerations received for interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for interest sensitive products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Amounts for interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

Premium revenues reported for traditional life insurance products are recognized as revenues when due. Future policy benefits are recognized as expenses over the life of the policy by means of the provision for future policy benefits.

For variable universal life and variable annuities, premiums received are not reported as revenues. Similar to universal life and traditional annuities, revenues reported consist of fee income and product charges collected from the policyholders. Expenses related to these products include benefit claims incurred in excess of policyholder account balances.

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life and accident and health insurance products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits. For participating traditional life insurance and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity. Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits. The profitability of the Life Companies is primarily affected by fluctuations in mortality, morbidity, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. We have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

Revenues and income from continuing operations are primarily derived from our life insurance segment. Revenues and expenses of our other segments, which consist of investment advisory, marketing and distribution, leasing and management operations, are principally recorded in the other income and other expense line items on the Consolidated Statements of Income. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding segment information.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000

Net income totaled $39.3 million in 2000, $55.7 million in 1999 and $53.9 million in 1998. The decrease in net income in 2000 is generally attributable to an increase in realized losses on investments, due principally to writedowns for other-than-temporary impairments in value. In addition, net investment income decreased due primarily to a decrease in fee income from mortgage loan prepayments and bond calls. These items are partially offset by an increase in equity income. The increase in net income in 1999 is primarily the result of a decrease in realized losses on investments and increased equity income. These items are offset by an increase in operating expenses relating to the closing of an administrative service center and an increase in the level of operations to support our expanding variable alliances. In addition, net investment income decreased in 1999 due partially to a decrease in fee income from mortgage loan prepayments and bond calls. Adjusted operating income, which does not include the impact of realized gains and losses on investments and other items that management believes are not indicative of operating trends, totaled $54.5 million in 2000, $55.4 million in 1999 and $56.1 million in 1998. The following is a reconciliation of net income to adjusted operating income.

                                                                            YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    2000             1999             1998
                                                                ------------     ------------     ------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income .................................................    $     39,347     $     55,710     $     53,940
Adjustments:
   Net realized losses on investments ......................          15,735            1,026            3,186
   Gain on disposal of property-casualty operations ........            (600)          (1,385)            (978)
                                                                ------------     ------------     ------------
Adjusted operating income ..................................    $     54,482     $     55,351     $     56,148
                                                                ============     ============     ============

Earnings per common share - assuming dilution ..............    $       1.27     $       1.69     $       1.56
                                                                ============     ============     ============
Adjusted operating earnings per common share -
   assuming dilution .......................................    $       1.76     $       1.68     $       1.63
                                                                ============     ============     ============

The adjustment for realized losses on investments noted in the table above is net of adjustments for that portion of amortization of deferred policy acquisition costs, unearned revenue reserve, value of insurance in force acquired and income taxes attributable to such gains and losses.

The change in earnings per common share from year to year is positively impacted by a decrease in the weighted average common shares outstanding during the three-year period ended December 31, 2000. Weighted average common shares outstanding, assuming dilution, totaled 30,799,891 in 2000, 32,829,972 in 1999 and 34,400,513 in 1998. These decreases are the result of acquisitions of common stock by the Company. Weighted average shares outstanding in 2001 will be similarly impacted by the acquisition of 3,750,018 shares during the fourth quarter of 2000.

Our acquisition of the assets and liabilities of Kansas Farm Bureau Life on January 1, 2001 impacts our financial position and results of operations. See "Kansas Farm Bureau Life Insurance Company Acquisition - Subsequent Event" for additional information regarding the acquisition.

Effective September 1, 2000, we entered into a 100% coinsurance agreement to reinsure our individual disability income business with an unaffiliated insurer. As a result, the Consolidated Statements of Income include the operating results from our individual accident and health business only through August 31, 2000. A loss of $0.7 million on the coinsurance transaction has been deferred and is being recognized over the term of the underlying policies. Effective September 1, 2000, our agents began to offer a long-term disability income product underwritten by one of our variable alliance partners. We do not share in the risks, costs or profits of the new product, but earn a commission on new sales. We still have a small block of group long-term disability income business that has annualized premiums of approximately $0.9 million.

A summary of our premiums and product charges is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2000            1999            1998
                                                            ------------    ------------    ------------
                                                                       (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges .................    $     59,780    $     55,363    $     52,157
    Traditional life insurance premiums ................          83,830          82,569          81,752
    Accident and health premiums .......................           9,654          13,361          11,721
                                                            ------------    ------------    ------------
       Total ...........................................    $    153,264    $    151,293    $    145,630
                                                            ============    ============    ============

INTEREST SENSITIVE PRODUCT CHARGES increased 8.0% in 2000 to $59.8 million and 6.1% in 1999 to $55.4 million. These increases are primarily due to increased cost of insurance charges resulting from an increase in the volume and age of business in force. In addition, mortality and expense charges have increased as a result of growth in variable product account balances. Surrender charge income increased 18.3% in 2000 to $2.5 million and decreased 27.6% in 1999 to $2.1 million as a result of changes in the level of interest sensitive product surrenders.

TRADITIONAL LIFE INSURANCE PREMIUMS increased 1.5% in 2000 to $83.8 million and 1.0% in 1999 to $82.6 million. Management believes the modest increase in the sale of traditional life insurance products is the result of a marketing emphasis placed on the sale of variable universal life insurance contracts. Premiums collected on variable universal life insurance products increased 14.4% to $48.3 million in 2000 and 11.8% to $42.3 million in 1999.

ACCIDENT AND HEALTH PREMIUMS decreased 27.7% in 2000 to $9.7 million and increased 14.0% in 1999 to $13.4 million. The decrease in 2000 is the result of our exit from the individual disability income business effective September 1, 2000. The increase in 1999 is primarily the result of the recapture of certain reinsurance ceded business.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, decreased 2.0% in 2000 to $221.4 million and 1.0% in 1999 to $225.8 million. The decreases are attributable to decreases in yield, partially offset by increases in average invested assets. Average invested assets (based on assets excluding the impact of recording certain fixed maturity securities at market value) totaled $2,991.3 million in 2000, $2,982.1 million in 1999 and $2,895.5 million in 1998. The annualized yield earned on average invested assets was 7.40% in 2000 compared to 7.57% in 1999 and 7.88% in 1998. The yield during 2000 and 1999 declined due to changing market conditions and a reduction in the amount of prepayment and bond call fee income. Fee income from mortgage loan prepayments and bond calls totaled $0.4 million in 2000, $5.2 million in 1999 and $9.8 million in 1998. In addition, we recorded $1.7 million in interest income during 1999 relating to the settlement of a fixed maturity security that had been in default. We had discontinued the accrual of interest on this security during 1996. Net investment income in 2001 will be impacted by our acquisition of 3,750,018 FBL Class A common shares for $75.3 million during the fourth quarter of 2000.

REALIZED LOSSES ON INVESTMENTS increased to $26.0 million in 2000 and decreased to $2.3 million in 1999. Realized losses include writedowns of investments that became other-than-temporarily impaired totaling $24.5 million in 2000, $7.2 million in 1999 and $9.4 million in 1998. These writedowns are the result of sustained operating losses, defaults on loan payments, declarations of bankruptcy, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective years. Approximately $14.4 million of the realized losses in 2000 were from eight securities that were of investment grade when acquired. The level of realized gains (losses) is subject to fluctuation from year to year depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME decreased 6.3% in 2000 to $18.9 million and 2.8% in 1999 to $20.2 million. The decrease in 2000 is primarily due to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties. The decrease in 1999 is primarily due to a decrease in rental income. A summary of our policy benefits is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                 2000             1999             1998
                                                                             ------------     ------------     ------------
                                                                                         (DOLLARS IN THOUSANDS)
Policy benefits:
   Interest sensitive products benefits .................................    $    127,605     $    123,231     $    122,527
   Traditional life insurance and accident and health benefits ..........          60,229           57,941           55,880
   Increase in traditional life and accident and health future policy
       benefits .........................................................          19,066           19,556           21,264
   Distributions to participating policyholders .........................          25,043           25,360           25,818
                                                                             ------------     ------------     ------------
       Total ............................................................    $    231,943     $    226,088     $    225,489
                                                                             ============     ============     ============

INTEREST SENSITIVE PRODUCT BENEFITS increased 3.5% in 2000 to $127.6 million and 0.6% in 1999 to $123.2 million. The components of interest sensitive product benefits, along with selected average contractual interest crediting rates, are as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                 2000             1999             1998
                                                                             ------------     ------------     ------------
                                                                                         (DOLLARS IN THOUSANDS)
Interest credited to account balances ...................................    $    104,896     $    105,121     $    105,604
Death benefits in excess of related account balances ....................          22,709           18,110           16,923
Weighted average contractual crediting rates:
   Universal life liabilities ...........................................            5.99%            6.01%            6.12%
   Annuity liabilities ..................................................            5.75             5.69             6.05

The average crediting rate on our product portfolio has been relatively consistent during 2000 and 1999. However, due to competitive factors, we did increase the crediting rate on our flexible premium deferred annuity 0.25% in September 2000. In addition, we decreased the crediting rate on our universal life contracts 0.15% in November 2000. During 1998 we reduced the crediting rate on many of our products, in response to the general decline in market interest rates during that year. Interest sensitive death benefits increased due to an increase in the amount of insurance in force. Interest sensitive death benefits can tend to fluctuate from year to year as a result of mortality experience.

TRADITIONAL LIFE INSURANCE AND ACCIDENT AND HEALTH BENEFITS, INCLUDING THE RELATED CHANGES IN RESERVES, increased 2.3% in 2000 to $79.3 million and 0.5% in 1999 to $77.5 million. Death and surrender benefits on traditional products increased 6.1% in 2000 to $52.2 million and 2.1% in 1999 to $49.2 million. These increases were offset by a decrease in the change in reserves on life policies. Accident and health benefits, including the related change in reserves, increased 65.9% in 2000 to $9.7 million and increased 2.1% in 1999 to $5.8 million. Traditional life insurance and accident and health benefits tend to fluctuate from year to year as a result of changes in mortality and morbidity experience. As stated above, effective September 1, 2000, all individual disability income benefits are ceded to a third party.

DISTRIBUTIONS TO PARTICIPATING POLICYHOLDERS decreased 1.3% in 2000 to $25.0 million and 1.8% in 1999 to $25.4 million. The decrease for 2000 is primarily attributable to a decrease in the amount of participating business in force. The decrease for 1999 is principally due to a decrease in the average interest rate used in the dividend formula for these policies. This average interest rate was 5.72% at December 31, 2000 and 1999 and 5.84% at December 31, 1998.

A summary of our underwriting, acquisition and insurance expenses is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               2000          1999          1998
                                                                            ----------    ----------    ----------
                                                                                    (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ...............................    $    9,951    $    9,740    $    9,125
    Amortization of deferred policy acquisition costs ..................        10,821        12,434        10,171
    Other underwriting, acquisition and insurance expenses, net of
       deferrals .......................................................        52,158        48,002        44,687
                                                                            ----------    ----------    ----------
       Total ...........................................................    $   72,930    $   70,176    $   63,983
                                                                            ==========    ==========    ==========

COMMISSION EXPENSE increased 2.2% in 2000 to $10.0 million and 6.7% in 1999 to $9.7 million. Commission expense increased during the periods due primarily to an increase in direct life insurance premiums collected.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS decreased 13.0% in 2000 to $10.8 million and increased 22.2% in 1999 to $12.4 million. Amortization decreased during 2000 due principally to the impact of realized losses on investments backing the related policyholder liabilities. The increase in 1999 is due partly to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. For both 2000 and 1999, amortization increased due to an increase in the unamortized acquisition cost asset due to growth in the volume of business in force.

OTHER UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 8.7% in 2000 to $52.2 million and 7.4% in 1999 to $48.0 million. Salaries, benefits and other operating expenses increased in 2000 and 1999 primarily due to increased operating expenses associated with administering our variable product business and developing variable product alliances. In addition, other information system expenses, agent training and retirement benefit costs increased in 2000 compared to 1999. Other items impacting the comparison of expenses include (i) restructuring charges of $1.2 million in 1999 and related cost savings in 2000 relating to the closing of an administrative service center, (ii) expenses totaling $0.8 million in 1999 and $2.2 million in 1998 to modify our computer systems to prepare for the Year 2000 date conversion and (iii) a credit of $1.2 million in 1998 due to changes in the amounts and timing of estimated guaranty fund assessments. Other underwriting, acquisition and insurance expenses includes goodwill amortization totaling $0.7 million in 2000, 1999 and 1998. See "Restructuring" discussion below.

INTEREST EXPENSE increased 43.2% in 2000 to $3.7 million and 51.1% in 1999 to $2.6 million due primarily to increases in average debt outstanding.

OTHER EXPENSES decreased 5.4% in 2000 to $14.2 million and 2.8% in 1999 to $15.0 million due primarily to a decrease in the level of leasing and investment advisory services provided to affiliates and third parties.

INCOME TAXES decreased 47.5 % in 2000 to $13.6 million and 1.9% in 1999 to $25.9 million. The effective tax rate was 30.3% for 2000, 31.9% for 1999 and 31.8% for 1998. The effective tax rates were lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income in 2000, 1999 and 1998. The impact of these permanent differences, which are relatively consistent from year to year, on the effective tax rate is more significant in 2000 due to the decrease in pre-tax income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, increased 207.0% in 2000 to $12.2 million and 215.7% in 1999 to $4.0 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in 2000 is primarily driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during 2000. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Equity income includes goodwill amortization totaling $0.4 million in 2000, 1999 and 1998.

RESTRUCTURING

We closed an administrative service center during July 1999 and merged two life insurance subsidiaries effective July 1, 1999. As a result of the closing of the service center, a leased property was vacated, 22 job positions were eliminated and moving costs were incurred. During 1999, we charged to expense costs totaling $1.2 million for related severance benefits, lease costs and other costs primarily associated with closing the service center.

DISCONTINUED OPERATIONS

We recorded a gain of $0.6 million in 2000, $1.4 million in 1999 and $1.0 million in 1998, net of related income taxes, on the sale of Utah Farm Bureau Insurance Company (Utah Insurance), a former wholly-owned property-casualty insurance company, to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. In addition, during 1998 the increase in net unrealized appreciation on securities classified as available for sale was reduced $1.4 million, net of related income taxes, as a result of the sale. The gain on the sale may be increased in future years in accordance with an earn-out provision included in the related sales agreement. See "Liquidity - FBL Financial Group, Inc."

Income from discontinued operations totaled $0.3 million for 1998 and revenues from discontinued operations totaled $12.9 million through the date of sale in 1998.

KANSAS FARM BUREAU LIFE INSURANCE COMPANY ACQUISITION - SUBSEQUENT EVENT

Revenues, benefits and expenses will increase in 2001 as a result of our acquisition of the assets and liabilities of Kansas Farm Bureau Life Insurance Company. As a privately held company, Kansas Farm Bureau Life did not prepare financial statements in accordance with GAAP. Accordingly, historical GAAP financial statements and pro forma results assuming the acquisition on a historical basis are not available. Net income, based on statutory accounting principles, totaled $1.7 million in 2000, $4.8 million in 1999 and $4.7 million in 1998. We believe the acquisition will be slightly accretive to earnings per share in 2001.

The acquisition will be accounted for using purchase accounting. A condensed statement of the assets and liabilities acquired as of January 1, 2001, on a GAAP basis, is as follows (dollars in thousands):

ASSETS                                                LIABILITIES AND STOCKHOLDER'S EQUITY
Investments..........................   $  620,856    Policy liabilities and accruals.......  $  524,443
Value of insurance in force acquired.       52,167    Other policyholder funds..............      76,738
Goodwill.............................          872    Other liabilities.....................      11,959
Other assets.........................       20,362                                            ----------
                                                         Total liabilities..................     613,140
                                                      Stockholder's equity..................      81,117
                                        ----------                                            ----------
     Total...........................   $  694,257         Total............................  $  694,257
                                        ==========                                            ==========

As consideration for the purchase, we issued 3,429,500 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.4 million. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the common stock dividend per share then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.6 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.5 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock was issued at an $11.6 million discount to par. This discount will accrete to preferred stock dividends during the life of the securities using the effective interest method. The effective cost of capital is approximately 5.0%. Acquisition costs totaling $0.7 million have been deferred and are included as a component of goodwill.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio decreased 2.7% to $2,870.7 million at December 31, 2000 compared to $2,950.2 million at December 31, 1999. This decrease is primarily the result of (i) the acquisition of our common stock, (ii) a $32.8 million net payment for reserves pursuant to the individual disability income coinsurance arrangement, (iii) net cash outflows on interest sensitive and variable products and (iv) an increase in writedowns on other-than-temporarily impaired securities. These items were partially offset by positive cash flow from operations and a decrease in net unrealized depreciation on fixed maturity securities classified as available for sale.

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

Our investment portfolio is summarized in the table below:

                                                                           DECEMBER 31,
                                     -----------------------------------------------------------------------------------------
                                                 2000                          1999                            1998
                                     ---------------------------    ---------------------------    ---------------------------
                                       CARRYING                       CARRYING                       CARRYING
                                        VALUE          PERCENT          VALUE         PERCENT          VALUE         PERCENT
                                     ------------   ------------    ------------   ------------    ------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public ........................   $  1,727,513           60.2%   $  1,733,678           58.8%   $  1,852,291           61.1%
   144A private placement ........        402,877           14.0         429,269           14.6         347,499           11.5
   Private placement .............        169,042            5.9         178,445            6.0         242,542            8.0
                                     ------------   ------------    ------------   ------------    ------------   ------------
   Total fixed maturities ........      2,299,432           80.1       2,341,392           79.4       2,442,332           80.6
Equity securities ................         30,781            1.1          35,345            1.2          35,287            1.2
Mortgage loans on real estate ....        321,862           11.2         314,523           10.7         299,372            9.9
Investment real estate:
   Acquired for debt .............          5,285            0.2             783             --             867             --
   Investment ....................         18,535            0.6          19,336            0.6          39,812            1.3
Policy loans .....................        125,987            4.4         123,717            4.2         123,328            4.1
Other long-term investments ......          4,118            0.1           8,575            0.3          10,210            0.3
Short-term investments ...........         64,659            2.3         106,529            3.6          80,228            2.6
                                     ------------   ------------    ------------   ------------    ------------   ------------
      Total investments ..........   $  2,870,659          100.0%   $  2,950,200          100.0%   $  3,031,436          100.0%
                                     ============   ============    ============   ============    ============   ============

As of December 31, 2000, 93.4% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2000, the investment in non-investment grade debt was 6.6% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities.

                                                                                   DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                            2000                       1999                        1998
                                                 ------------------------    ------------------------    ------------------------
      NAIC                                         CARRYING                    CARRYING                   CARRYING
 DESIGNATION   EQUIVALENT S&P RATINGS (1)            VALUE       PERCENT         VALUE       PERCENT        VALUE        PERCENT
------------- --------------------------------   ------------   ---------    ------------   ---------    ------------   ---------
                                                                              (DOLLARS IN THOUSANDS)
      1       (AAA, AA, A) ...................   $  1,386,708        60.3%   $  1,414,868        60.4%   $  1,570,264        64.3%
      2       (BBB) ..........................        761,932        33.1         781,342        33.4         738,468        30.2
                                                 ------------   ---------    ------------   ---------    ------------   ---------
              Total investment grade .........      2,148,640        93.4       2,196,210        93.8       2,308,732        94.5
      3       (BB) ...........................        120,495         5.2         107,249         4.6         105,138         4.3
      4       (B) ............................         21,762         1.0          30,490         1.3          18,005         0.7
      5       (CCC, CC, C) ...................          6,478         0.3           7,293         0.3           7,060         0.3
      6       In or near default .............          2,057         0.1             150          --           3,397         0.2
                                                 ------------   ---------    ------------   ---------    ------------   ---------
              Total below investment grade ...        150,792         6.6         145,182         6.2         133,600         5.5
                                                 ------------   ---------    ------------   ---------    ------------   ---------
              Total fixed maturities..........   $  2,299,432       100.0%   $  2,341,392       100.0%   $  2,442,332       100.0%
                                                 ============   =========    ============   =========    ============   =========

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

The following table sets forth the par value, amortized cost and carrying value of our mortgage and asset-backed securities at December 31, 2000, summarized by type of security.

                                                                                                       PERCENT
                                                          AMORTIZED                    CARRYING        OF FIXED
                                                            COST        PAR VALUE        VALUE        MATURITIES
                                                        ------------   ------------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential .......................................   $    384,182   $    388,440   $    387,133           16.8%
   Pass through .....................................         66,388         65,993         65,827            2.9
   Planned and targeted amortization class ..........         37,745         37,878         37,734            1.6
   Other ............................................         11,240         11,485         11,236            0.5
                                                        ------------   ------------   ------------   ------------
Total residential mortgage-backed securities ........        499,555        503,796        501,930           21.8
Commercial mortgage-backed securities ...............        209,494        208,533        206,251            9.0
Other asset-backed securities .......................        325,009        326,663        328,184           14.3
                                                        ------------   ------------   ------------   ------------
Total mortgage and asset-backed securities ..........   $  1,034,058   $  1,038,992   $  1,036,365           45.1%
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

At December 31, 2000, we held $321.9 million or 11.2% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 2000, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at December 31, 2000 include: Pacific (30.9%), which includes California; and West South Central (22.5%), which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (44.2%) and retail facilities (34.3%) representing the largest holdings at December 31, 2000.

OTHER ASSETS

Securities and indebtedness of related parties decreased 14.4% to $52.5 million at December 31, 2000 due primarily to distributions from equity investees and unrealized depreciation on fixed maturity securities owned by an equity investee. These items were partially offset by the impact of equity income on the securities and indebtedness balance during 2000. Reinsurance recoverable increased 966.3% to $51.3 million at December 31, 2000 due principally to the reinsurance of our individual disability income business. Deferred policy acquisition costs increased 6.2% in 2000 to $251.0 million. This increase is due to the capitalization of costs incurred with new sales, partially offset by amortization and an $11.8 million decrease resulting from the reinsurance of our individual disability income business. Assets held in separate accounts increased 27.9%, to $327.4 million at December 31, 2000 due primarily to net transfers to the separate accounts resulting from sales of our variable products. At December 31, 2000, we had total assets of $3,704.0 million, a 1.1% increase from total assets at December 31, 1999.

LIABILITIES

Policy liabilities and accruals decreased 0.2% to $2,412.1 million at December 31, 2000. The slight decrease in policy liabilities is partially attributable to our marketing emphasis on the sale of variable products. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. In addition, future policy benefit reserves on interest sensitive products decreased due to an increase in surrender benefits during 2000. Other liabilities decreased 28.4% to $55.2 million at December 31, 2000 due primarily to a decrease in payables for investment securities purchased. At December 31, 2000, we had total liabilities of $3,130.1 million, a 2.3% increase from total liabilities at December 31, 1999.

STOCKHOLDERS' EQUITY

Stockholders' equity decreased 5.6%, to $476.8 million at December 31, 2000, compared to $505.0 million at December 31, 1999. This decrease is principally attributable to stock repurchases and dividends paid, offset, in part, by net income and a change in net unrealized investment gains/losses.

At December 31, 2000, common stockholders' equity was $473.8 million, or $17.35 per share, compared to $502.0 million, or $15.94 per share at December 31, 1999. Included in stockholders' equity per common share is ($0.78) at December 31, 2000 and ($1.52) at December 31, 1999 attributable to unrealized investment gains (losses) resulting from marking our fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $27.5 million during 2000, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The fixed maturity securities have laddered maturities and a weighted average life of 7.9 years at December 31, 2000 and 8.6 years at December 31, 1999. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

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

For a substantial portion of our business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 92% of our liabilities at December 31, 2000 and 93% of our liabilities at December 31, 1999. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial service institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2000 and 1999, interest rate guarantees on interest sensitive products ranged from 3.0% to 5.5%. The weighted average guarantee was 3.7% at December 31, 2000 and 1999.

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

The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive products and supplementary contracts without life contingencies:

                                                                          RESERVE BALANCE AT
                                                                              DECEMBER 31,
                                                                     ----------------------------
                                                                         2000            1999
                                                                     ------------    ------------
                                                                        (DOLLARS IN THOUSANDS)
Surrender charge rate:
     Greater than or equal to 5% ................................    $    281,420    $    288,695
     Less than 5%, but still subject to surrender charge ........         235,494         266,317
     Not subject to surrender charge ............................       1,111,233       1,096,276
Not subject to surrender or discretionary withdrawal ............         141,215         135,602
                                                                     ------------    ------------
Total ...........................................................    $  1,769,362    $  1,786,890
                                                                     ============    ============

A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity portfolio was approximately 4.3 at December 31, 2000 and 4.7 at December 31, 1999. The effective duration of the interest sensitive products was approximately 4.7 at December 31, 2000 and 4.5 at December 31, 1999.

If interest rates were to increase 10% from levels at December 31, 2000 and 1999, our fixed maturity securities and short-term investments would decrease approximately $54.1 million at December 31, 2000 and $75.1 million at December 31, 1999. This hypothetical change in value does not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2000 and 1999, the fair value of our debt and mandatorily redeemable preferred stock of subsidiary trust would increase $2.8 million at December 31, 2000 and $2.9 million at December 31, 1999.

The computer models used to estimate the impact of a 10% change in market interest rates use many assumptions and estimates that materially impact the fair value calculations. Key assumptions used by the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserves and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair market values would likely be different from that estimated.

Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2000. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2000 and 1999. The mortality and expense fee rates range from 0.90% to 1.40% for 2000 and 1999. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts.

LIQUIDITY

FBL FINANCIAL GROUP, INC.

Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees which it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates and (iv) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing these management services, dividends on outstanding stock and interest on our holding company debt issued to a subsidiary. In addition, our parent company will on occasion enter into capital transactions such as the acquisition of our common stock.

We received $25.0 million in cash on March 31, 1998 in connection with the sale of Utah Insurance. We received $5.2 million (before applicable taxes) subsequent to the sale in accordance with an earn-out provision included in the underlying sales agreement. We may receive additional consideration during each of the two years in the period ending December 31, 2003, in accordance with the earn-out provision. Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial $25.0 million acquisition price. The earn-out calculation is performed and settlements (subject to a maximum of $2.0 million per year) are made on a calendar year basis.

We acquired Class A common shares totaling 4,358,397 in 2000, 1,322,920 in 1999 and 3,497,648 in 1998 as a result of stock repurchases and an exchange of a subsidiary owning our home office properties in 1998. These transactions reduced stockholders' equity $85.8 million in 2000, $25.7 million in 1999 and $70.7 million in 1998.

We paid common and preferred stock dividends totaling $11.0 million in 2000, $10.8 million in 1999 and $10.2 million in 1998. Interest payments on the parent company's 5% Subordinated Deferrable Interest Notes (the Notes), relating to the company-obligated mandatorily redeemable preferred stock of subsidiary trust, totaled $5.0 million in 2000, 1999 and 1998. It is anticipated that cash dividend requirements for 2001 will be $0.10 per quarter per common and Series C preferred share and $0.0075 per quarter per Series B preferred share, or approximately $12.5 million. In addition, interest payments on the Notes are estimated to be $5.0 million for 2001.

FBL Financial Group, Inc. expects to rely on available cash resources and on dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, it is anticipated that dividends from Farm Bureau Life will be used to fund the scheduled redemption of the Series C preferred stock in 2004 ($45.6 million) and 2006 ($46.5 million). The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or
(ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2001, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $49.9 million.

The parent company had available cash and investments totaling $22.2 million at December 31, 2000. As of December 31, 2000, we had no commitments for capital expenditures other than for the assets and liabilities of Kansas Farm Bureau Life, which was funded with the issuance of Series C preferred stock on January 1, 2001.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in 2000, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

During 2000, the Life Companies experienced net cash outflows of $36.5 million from continuing operations and financing activities related to interest sensitive products. The net cash outflow is primarily a result of a $32.8 million net payment for reserves pursuant to the individual disability income coinsurance arrangement and increased surrender benefits on interest sensitive products and rollovers from traditional products to variable products. This cash outflow was funded with available cash and cash provided from investing activities. The Life Companies had net cash inflows from continuing operations and financing activities related to interest sensitive products of $104.1 million in 1999 and $121.5 million in 1998. During 1999 and 1998, these funds were primarily used to increase the Life Companies' short-term and fixed maturity investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a borrowing capacity of $132.7 million as of December 31, 2000. At December 31, 2000, Farm Bureau Life had outstanding borrowings of $40.0 million under this arrangement, leaving a borrowing capacity of $92.7 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.50% at December 31, 2000). Fixed maturity securities with a carrying value of $43.1 million are on deposit with the FHLB as collateral for the note.

We have a $12.0 million line of credit with Farm Bureau Mutual in the form of a revolving demand note. Borrowings on the note, which totaled $9.9 million at December 31, 2000 and $11.7 million at December 31, 1999, were used to acquire assets that were leased to certain affiliates, including Farm Bureau Mutual. Interest was payable at a rate equal to the prime rate of a national bank (9.50% at December 31, 2000). During January 2001, this note was repaid through the sale of the related assets to Farm Bureau Mutual.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2000, included $64.7 million of short-term investments and $271.1 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

PENDING ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. We adopted the Statements on January 1, 2001, their effective dates.

Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statements will have a significant effect on our earnings or financial position. However, at December 31, 2000, we do own 11 convertible fixed maturity securities with a carrying value of $36.1 million. The conversion features on these securities are considered embedded derivatives and, accordingly, changes in fair value of the conversion features will be reflected in net income in future periods. The fair value of these embedded derivatives is estimated to be $3.7 million at December 31, 2000. Since it is not possible to predict future changes in fair value, the impact of adopting the Statements on these securities cannot be predicted. The cumulative effect of this accounting change on net income, representing the difference in accumulated net unrealized capital gains (losses) under the two methods, totaled $0.5 million.

Effective January 1, 2001, upon adoption of the Statements, we transferred our fixed maturity securities classified as held for investment to the available-for-sale category. In connection with this transfer, the securities were marked to market and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, will be credited to stockholders' equity during the first quarter of 2001.

EFFECTS OF INFLATION

We do not believe that inflation has had a material effect on our consolidated results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments", for our qualitative and quantitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                            FBL FINANCIAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



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

                              REPORT OF MANAGEMENT



To Our Stockholders

The management of FBL Financial Group, Inc. is responsible for the integrity of the financial information contained in this annual report. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain financial information presented depends on management's estimates and judgments regarding the ultimate outcome of transactions that are not yet complete. Management believes these estimates and judgements are fair and reasonable based upon available information.

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

We engage Ernst & Young LLP as independent auditors to audit our financial statements and express their opinion thereon. Their audits include reviews and tests of our internal controls to the extent they believe necessary to determine and conduct the audit procedures that support their opinion. A copy of Ernst & Young LLP's audit opinion follows this letter.

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




                                        /s/ William J. Oddy
                                        --------------------
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR



                                        /s/ James W. Noyce
                                        ------------------
                                        CHIEF FINANCIAL OFFICER

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                        /s/ Ernst & Young LLP


Des Moines, Iowa
February 5, 2001

                            FBL FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    ------------    ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $288,661; 1999 -
        $337,794) ..............................................................    $    284,253    $    339,362
     Available for sale, at market (amortized cost: 2000 - $2,038,161; 1999 -
        $2,077,341) ............................................................       2,015,179       2,002,030
   Equity securities, at market (cost: 2000 - $32,629; 1999 - $38,147) .........          30,781          35,345
   Mortgage loans on real estate ...............................................         321,862         314,523
   Investment real estate, less allowances for depreciation of $3,061 in 2000
     and $2,300 in 1999 ........................................................          23,820          20,119
   Policy loans ................................................................         125,987         123,717
   Other long-term investments .................................................           4,118           8,575
   Short-term investments ......................................................          64,659         106,529
                                                                                    ------------    ------------
Total investments ..............................................................       2,870,659       2,950,200

Cash and cash equivalents ......................................................           3,099           6,482
Securities and indebtedness of related parties .................................          52,458          61,309
Accrued investment income ......................................................          34,656          35,707
Accounts and notes receivable ..................................................             107           1,733
Amounts receivable from affiliates .............................................           6,522           4,484
Reinsurance recoverable ........................................................          51,312           4,812
Deferred policy acquisition costs ..............................................         250,971         236,263
Value of insurance in force acquired ...........................................          14,264          15,894
Property and equipment, less allowances for depreciation of $44,742 in 2000
   and $40,115 in 1999 .........................................................          59,152          60,506
Current income taxes recoverable ...............................................           8,496              --
Deferred income taxes ..........................................................              --           4,616
Goodwill, less accumulated amortization of $4,878 in 2000 and $4,181 in
   1999 ........................................................................           8,554           9,251
Other assets ...................................................................          16,389          15,046
Assets held in separate accounts ...............................................         327,407         256,028









                                                                                    ------------    ------------
        Total assets ...........................................................    $  3,704,046    $  3,662,331
                                                                                    ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                 ------------------------------
                                                                                      2000             1999
                                                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products ..........................................    $  1,598,958     $  1,626,042
        Traditional life insurance and accident and health products ..........         773,372          752,733
        Unearned revenue reserve .............................................          29,382           27,650
     Other policy claims and benefits ........................................          10,378           10,019
                                                                                  ------------     ------------
                                                                                     2,412,090        2,416,444
   Other policyholders' funds:
     Supplementary contracts without life contingencies ......................         170,404          160,848
     Advance premiums and other deposits .....................................          81,739           83,258
     Accrued dividends .......................................................          13,385           13,554
                                                                                  ------------     ------------
                                                                                       265,528          257,660

   Short-term debt payable to affiliate ......................................           9,943           11,694
   Amounts payable to affiliates .............................................             136              166
   Long-term debt ............................................................          40,000           40,000
   Current income taxes payable ..............................................              --            1,002
   Deferred income taxes .....................................................          19,749               --
   Other liabilities .........................................................          55,248           77,184
   Liabilities related to separate accounts ..................................         327,407          256,028
                                                                                  ------------     ------------
        Total liabilities ....................................................       3,130,101        3,060,178

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust .....................................................          97,000           97,000
   Other .....................................................................             142              145

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .....           3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,115,120 shares in 2000 and 30,307,232 shares
     in 1999 .................................................................          37,769           42,308
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares .................................           7,563            7,558
   Accumulated other comprehensive loss ......................................         (22,445)         (49,917)
   Retained earnings .........................................................         450,916          502,059
                                                                                  ------------     ------------
     Total stockholders' equity ..............................................         476,803          505,008
                                                                                  ------------     ------------
        Total liabilities and stockholders' equity ...........................    $  3,704,046     $  3,662,331
                                                                                  ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                          2000              1999            1998
                                                                      ------------     ------------     ------------
Revenues:
   Interest sensitive product charges ............................    $     59,780     $     55,363     $     52,157
   Traditional life insurance premiums ...........................          83,830           82,569           81,752
   Accident and health premiums ..................................           9,654           13,361           11,721
   Net investment income .........................................         221,369          225,820          228,067
   Realized losses on investments ................................         (25,960)          (2,342)          (4,878)
   Other income ..................................................          18,945           20,215           20,802
                                                                      ------------     ------------     ------------
     Total revenues ..............................................         367,618          394,986          389,621
Benefits and expenses:
   Interest sensitive product benefits ...........................         127,605          123,231          122,527
   Traditional life insurance and accident and health benefits ...          60,229           57,941           55,880
   Increase in traditional life and accident and health future
     policy benefits .............................................          19,066           19,556           21,264
   Distributions to participating policyholders ..................          25,043           25,360           25,818
   Underwriting, acquisition and insurance expenses ..............          72,930           70,176           63,983
   Interest expense ..............................................           3,655            2,553            1,690
   Other expenses ................................................          14,206           15,020           15,453
                                                                      ------------     ------------     ------------
     Total benefits and expenses .................................         322,734          313,837          306,615
                                                                      ------------     ------------     ------------
                                                                            44,884           81,149           83,006
Income taxes .....................................................         (13,602)         (25,911)         (26,404)
Minority interest in earnings of subsidiaries:
   Dividends on company-obligated mandatorily redeemable
     preferred stock of subsidiary trust .........................          (4,850)          (4,850)          (4,850)
   Other .........................................................             120              (35)            (335)
Equity income, net of related income taxes .......................          12,195            3,972            1,258
                                                                      ------------     ------------     ------------
Income from continuing operations ................................          38,747           54,325           52,675
Discontinued operations:
   Income from property-casualty operations, net of related
     income taxes ................................................              --               --              287
   Gain on disposal of property-casualty operations, net of
     related income taxes ........................................             600            1,385              978
                                                                      ------------     ------------     ------------
Net income .......................................................    $     39,347     $     55,710     $     53,940
                                                                      ============     ============     ============

Earnings per common share:
   Income from continuing operations .............................    $       1.27     $       1.68     $       1.56
   Income from discontinued operations ...........................            0.02             0.04             0.04
                                                                      ------------     ------------     ------------
   Earnings per common share .....................................    $       1.29     $       1.72     $       1.60
                                                                      ============     ============     ============

Earnings per common share - assuming dilution:
   Income from continuing operations .............................    $       1.25     $       1.65     $       1.52
   Income from discontinued operations ...........................            0.02             0.04             0.04
                                                                      ------------     ------------     ------------
   Earnings per common share - assuming dilution .................    $       1.27     $       1.69     $       1.56
                                                                      ============     ============     ============
Cash dividends per common share ..................................    $       0.36     $       0.33     $       0.30
                                                                      ============     ============     ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                   ACCUMULATED
                                                       CLASS A        CLASS B         OTHER                         TOTAL
                                       PREFERRED       COMMON         COMMON      COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                         STOCK          STOCK          STOCK      INCOME (LOSS)    EARNINGS        EQUITY
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at January 1, 1998 ........  $      3,000   $     42,907   $      7,567   $     48,559   $    503,282   $    605,315
 Comprehensive income:
  Net income for 1998 .............            --             --             --             --         53,940         53,940
  Change in net unrealized
    investment gains/losses .......            --             --             --          1,491             --          1,491
                                                                                                                ------------
 Total comprehensive income .......                                                                                   55,431
 Acquisition of 2,536,112
  shares of common stock in
  exchange for properties .........            --         (3,340)            --             --        (42,310)       (45,650)
 Purchase of 961,536 shares of
  common stock ....................            --         (1,224)            --             --        (23,784)       (25,008)
 Issuance of 277,313 shares of
  common stock under stock
  option plan, including
  related income tax benefit ......            --          3,742             --             --             --          3,742
 Adjustment resulting from
  capital transactions of
  equity investee .................            --            (51)            (9)            --             --            (60)
 Dividends on preferred stock .....            --             --             --             --           (150)          (150)
 Dividends on common stock ........            --             --             --             --        (10,032)       (10,032)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1998 ......         3,000         42,034          7,558         50,050        480,946        583,588
 Comprehensive income (loss):
  Net income for 1999 .............            --             --             --             --         55,710         55,710
  Change in net unrealized
    investment gains/losses .......            --             --             --        (99,967)            --        (99,967)
                                                                                                                ------------
 Total comprehensive loss .........                                                                                  (44,257)
 Purchase of 1,322,920 shares
  of common stock .................            --         (1,813)            --             --        (23,839)       (25,652)
 Issuance of 118,039 shares of
  common stock under employee
  benefit and stock option
  plans, including related
  income tax benefit ..............            --          2,087             --             --             --          2,087
 Dividends on preferred stock .....            --             --             --             --           (150)          (150)
 Dividends on common stock ........            --             --             --             --        (10,608)       (10,608)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1999 ......         3,000         42,308          7,558        (49,917)       502,059        505,008
 Comprehensive income:
  Net income for 2000 .............            --             --             --             --         39,347         39,347
  Change in net unrealized
    investment gains/losses .......            --             --             --         27,472             --         27,472
                                                                                                                ------------
 Total comprehensive income .......                                                                                   66,819
 Purchase of 4,358,397 shares
  of common stock .................            --         (6,277)            --             --        (79,505)       (85,782)
 Issuance of 166,285 shares of
  common stock under stock
  option plan, including
  related income tax benefit ......            --          1,709             --             --             --          1,709
 Adjustment resulting from
  capital transactions of
  equity investee .................            --             29              5             --             --             34
 Dividends on preferred stock .....            --             --             --             --           (150)          (150)
 Dividends on common stock ........            --             --             --             --        (10,835)       (10,835)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2000 ......  $      3,000   $     37,769   $      7,563   $    (22,445)  $    450,916   $    476,803
                                     ============   ============   ============   ============   ============   ============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          2000            1999            1998
                                                                      ------------    ------------    ------------
OPERATING ACTIVITIES
Continuing operations:
    Net income ....................................................   $     38,747    $     54,325    $     52,675
    Adjustments to reconcile net income to net cash provided by continuing operations:
       Adjustments related to interest sensitive products:
           Interest credited to account balances ..................        104,896         105,121         105,604
           Charges for mortality and administration ...............        (58,987)        (54,229)        (52,050)
           Deferral of unearned revenues ..........................          2,851           2,456           2,607
           Amortization of unearned revenue reserve ...............           (745)         (1,318)           (888)
       Provision for depreciation and amortization ................         16,530          16,202          10,629
       Equity income ..............................................        (12,195)         (3,972)         (1,258)
       Realized losses on investments .............................         25,960           2,342           4,878
       Increase (decrease) in traditional life and accident and
           health benefit accruals, net of reinsurance ............        (23,910)         20,552          22,305
       Policy acquisition costs deferred ..........................        (39,954)        (34,275)        (31,081)
       Amortization of deferred policy acquisition costs ..........         10,821          12,434          10,171
       Provision for deferred income taxes ........................          8,378           2,435           3,051
       Other ......................................................        (15,444)          8,385          21,414
                                                                      ------------    ------------    ------------
Net cash provided by continuing operations ........................         56,948         130,458         148,057
Discontinued operations:
    Net income ....................................................            600           1,385           1,265
    Adjustments to reconcile net income to net cash provided by
       discontinued operations ....................................           (600)         (1,385)          1,207
                                                                      ------------    ------------    ------------
Net cash provided by discontinued operations ......................             --              --           2,472
                                                                      ------------    ------------    ------------
Net cash provided by operating activities .........................         56,948         130,458         150,529

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment ........................         55,846         154,700         151,298
    Fixed maturities - available for sale .........................        221,730         208,154         280,324
    Equity securities .............................................         20,346          10,391          24,843
    Mortgage loans on real estate .................................         41,850          53,922          75,887
    Investment real estate ........................................            644          20,080           1,349
    Policy loans ..................................................         29,168          28,401          28,423
    Other long-term investments ...................................          1,104           1,169           2,152
    Short-term investments - net ..................................         41,870              --              --
                                                                      ------------    ------------    ------------
                                                                           412,558         476,817         564,276
Acquisition of investments:
    Fixed maturities - available for sale .........................       (222,251)       (428,718)       (513,992)
    Equity securities .............................................         (2,491)         (6,663)         (5,644)
    Mortgage loans on real estate .................................        (49,306)        (69,606)        (51,883)
    Investment real estate ........................................             --            (726)         (3,096)
    Policy loans ..................................................        (31,438)        (28,790)        (29,810)
    Other long-term investments ...................................             --          (1,014)         (1,726)
    Short-term investments - net ..................................             --         (26,301)        (48,155)
                                                                      ------------    ------------    ------------
                                                                          (305,486)       (561,818)       (654,306)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         2000            1999            1998
                                                                     ------------    ------------    ------------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other
    distributions from equity investees ..........................   $      8,747    $     11,395    $      6,254
Investments in and advances to equity investees ..................         (1,505)         (6,654)         (5,505)
Net proceeds from sale of discontinued operations ................          2,000           1,229          24,844
Net purchases of property and equipment and other ................        (11,526)        (16,172)        (26,680)
Investing activities of discontinued operations ..................             --              --          (2,474)
                                                                     ------------    ------------    ------------
Net cash provided by (used in) investing activities ..............        104,788         (95,203)        (93,591)

FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited
    to policyholder account balances .............................        217,657         216,598         229,778
Return of policyholder account balances on interest sensitive
    and variable products ........................................       (281,094)       (224,826)       (255,298)
Proceeds from short-term debt with affiliate .....................             --           3,068           8,626
Repayments of short-term debt ....................................         (1,751)        (24,500)             --
Proceeds from long-term debt .....................................             --          40,000              --
Repayments of long-term debt .....................................             --             (71)             (6)
Distributions on company-obligated mandatorily redeemable
    preferred stock of subsidiary trust ..........................         (4,850)         (4,850)         (4,850)
Other contributions (distributions) related to minority
    interests - net ..............................................            117          (4,588)           (335)
Purchase of common stock .........................................        (85,782)        (25,309)        (25,008)
Issuance of common stock .........................................          1,569           1,947           2,456
Dividends paid ...................................................        (10,985)        (10,758)        (10,182)
                                                                     ------------    ------------    ------------
Net cash used in financing activities ............................       (165,119)        (33,289)        (54,819)
                                                                     ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents .................         (3,383)          1,966           2,119
Cash and cash equivalents at beginning of year ...................          6,482           4,516           2,397
                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of year .........................   $      3,099    $      6,482    $      4,516
                                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest .....................................................   $      3,658    $      2,414    $      1,676
    Income taxes .................................................         21,374          11,781          23,683


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). We currently market individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in 15 midwestern and western states through an exclusive agency force. Variable universal life insurance and variable annuity contracts are also marketed in these and other states through alliances with other insurance companies and a regional broker/dealer. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage four Farm Bureau affiliated property-casualty companies.

On January 1, 2001, our agency force and geographic marketing territory expanded with the acquisition of the assets and liabilities of Kansas Farm Bureau Life Insurance Company, a single-state life insurance company selling traditional life and annuity products in the state of Kansas. See Note 15, "Kansas Farm Bureau Life Insurance Company Acquisition - Subsequent Event," for additional information regarding this transaction.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVESTMENT REAL ESTATE

Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in our consolidated balance sheets, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or estimated fair value on the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sales costs, of real estate owned decreases to an amount lower than its carrying value, a specific writedown is taken. Such reductions are recorded as realized losses on investments.

OTHER INVESTMENTS

Policy loans are reported at unpaid principal balance. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts.

Other long-term investments include certain nontraditional investments and securities held by subsidiaries engaged in the broker-dealer industry. Nontraditional investments include a debt-related instrument and investment deposits which are reported at cost. In accordance with accounting practices for the broker-dealer industry, marketable securities held by subsidiaries in this industry are valued at market value. The resulting difference between cost and market is included in the statements of income as net investment income. Realized gains and losses are also reported as a component of net investment income.

Securities and indebtedness of related parties include investments in partnerships and corporations over which we may exercise significant influence. These partnerships and corporations operate predominately in the insurance, broker-dealer, investment company and real estate industries. Such investments are accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders' equity. Securities and indebtedness of related parties also includes advances and loans to the partnerships and corporations which are principally reported at cost.

REALIZED GAINS AND LOSSES ON INVESTMENTS

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, carrying value of the investment is reduced to its estimated realizable value, or fair value, and a specific writedown is taken. Such reductions in carrying value are recognized as realized losses on investments. Realized gains and losses on sales are determined on the basis of specific identification of investments. If we expect that an issuer of a security will modify its payment pattern from contractual terms but no writedown is required, future investment income is recognized at the rate implicit in the calculation of net realizable value under the expected payment pattern.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE ACQUIRED

To the extent recoverable from future policy revenues and gross profits, certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrues on the unamortized balance at a weighted average rate of 5.73%.

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

PROPERTY AND EQUIPMENT

Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $38.8 million at December 31, 2000 and $39.2 million at December 31, 1999, and estimated useful lives that range from three to ten years. Capitalized software costs had a carrying value of $20.4 million at December 31, 2000 and $21.3 million at December 31, 1999, and estimated useful lives that range from two to five years. Depreciation expense was $8.1 million in 2000, $8.6 million in 1999 and $8.5 million in 1998. Amortization expense was $4.8 million in 2000, $2.6 million in 1999 and $1.3 million in 1998.

GOODWILL

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Goodwill is generally being amortized on a straight-line basis over a period of 20 years. The carrying value of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary. If facts and circumstances suggest that goodwill is impaired, we assess the fair value of the underlying business and reduce goodwill to an amount that results in the book value of the underlying business approximating fair value. We have not recorded any such writedowns during 2000, 1999 or 1998.

FUTURE POLICY BENEFITS

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality, and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.5% to 6.0%. The average rate of assumed investment yields used in estimating gross margins was 7.74% in 2000, 7.83% in 1999 and 8.03% in 1998. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors. Participating business accounted for 38% of receipts from policyholders during 2000 and represented 16% of life insurance in force at December 31, 2000. Participating business accounted for 40% of receipts from policyholders during 1999 (1998 - 41%) and represented 17% of life insurance in force at December 31, 1999.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and to include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

Interest crediting rates for interest sensitive products ranged from 4.00% to 6.50% in 2000, from 4.00% to 6.25% in 1999 and from 4.00% to 6.50% in 1998.

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

We had undiscounted reserves of $0.1 million at December 31, 2000 and $1.3 million at December 31, 1999 to cover estimated future assessments on known insolvencies. We had assets totaling $1.0 million at December 31, 2000 and $2.8 million at December 31, 1999 representing estimated premium tax offsets on paid and future assessments. Expenses (credits) incurred for guaranty fund assessments, net of related premium tax offsets, totaled ($0.1) million in 2000 and 1999 and ($1.2) million in 1998. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2001 and substantially all the related future premium tax offsets will be realized during the five year period ended December 31, 2005. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

DEFERRED INCOME TAXES

Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

SEPARATE ACCOUNTS

The separate account assets and liabilities reported in our accompanying consolidated balance sheets represent funds that are separately administered for the benefit of certain policyholders that bear the underlying investment risk. The separate account assets and liabilities are carried at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of income.

RECOGNITION OF PREMIUM REVENUES AND COSTS

Revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Expenses related to these products include interest credited to policyholder account balances, benefit claims incurred in excess of policyholder account balances and amortization of deferred policy acquisition costs.

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REINSURANCE

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. The cost of reinsurance ceded is generally amortized over the contract periods of the reinsurance agreements.

All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded.

OTHER INCOME AND OTHER EXPENSES

Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income aggregated $1.2 million in 2000, $0.6 million in 1999 and $1.4 million in 1998. Lease income from leases with affiliates totaled $9.2 million in 2000, $7.9 million in 1999 and $5.8 million in 1998. Investment advisory fee income from affiliates totaled $1.2 million in 2000, $1.5 million in 1999 and $1.3 million in 1998.

COMPREHENSIVE INCOME (LOSS)

Unrealized gains and losses on our available-for-sale securities are included in accumulated other comprehensive income (loss) in stockholders' equity. Other comprehensive income (loss) excludes net investment gains (losses) included in net income which merely represent transfers from unrealized to realized gains and losses. These amounts totaled ($14.4) million in 2000, ($0.1) million in 1999 and ($0.9) million in 1998. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $9.5 million in 2000, $0.2 million in 1999 and $0.5 million in 1998.

RECLASSIFICATIONS

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 financial statement presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, policyholder liabilities and accruals and valuation allowances on investments. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

PENDING ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Acitivites." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. We adopted the Statements on January 1, 2001, their effective dates.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statements will have a significant effect on our earnings or financial position. However, at December 31, 2000, we do own 11 convertible fixed maturity securities with a carrying value of $36.1 million. The conversion features on these securities are considered embedded derivatives and, accordingly, changes in fair value of the conversion features will be reflected in net income in future periods. The fair value of these embedded derivatives is estimated to be $3.7 million at December 31, 2000. Since it is not possible to predict future changes in fair value, the impact of adopting the Statements on these securities cannot be predicted. The cumulative effect of this accounting change on net income, representing the difference in accumulated net unrealized capital gains (losses) under the two methods, totaled $0.5 million.

Effective January 1, 2001, upon adoption of the Statements, we transferred our fixed maturity securities classified as held for investment to the available-for-sale category. In connection with this transfer, the securities were marked to market and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, will be credited to stockholders' equity during the first quarter of 2001.

2.       INVESTMENT OPERATIONS

FIXED MATURITIES AND EQUITY SECURITIES

The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities:

                                                                           HELD FOR INVESTMENT
                                                     ------------------------------------------------------------------
                                                                          GROSS            GROSS
                                                                        UNREALIZED       UNREALIZED         ESTIMATED
                                                     AMORTIZED COST       GAINS            LOSSES         MARKET VALUE
                                                     --------------   --------------   --------------    --------------
DECEMBER 31, 2000                                                         (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed securities ....   $      284,253   $        5,299   $         (891)   $      288,661
                                                     ==============   ==============   ==============    ==============

                                                                            AVAILABLE FOR SALE
                                                     ------------------------------------------------------------------
                                                                          GROSS            GROSS
                                                                        UNREALIZED       UNREALIZED         ESTIMATED
                                                     AMORTIZED COST       GAINS            LOSSES         MARKET VALUE
                                                     --------------   --------------   --------------    --------------
DECEMBER 31, 2000                                                         (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies ........   $       51,285   $        2,013   $          (61)   $       53,237
    State, municipal and other governments .......           60,456            1,530             (443)           61,543
    Public utilities .............................          124,819            4,252           (1,880)          127,191
    Corporate securities .........................        1,008,387           22,554          (50,448)          980,493
    Mortgage and asset-backed securities .........          749,805           11,227           (8,920)          752,112
Redeemable preferred stocks ......................           43,409              527           (3,333)           40,603
                                                     --------------   --------------   --------------    --------------
Total fixed maturities ...........................   $    2,038,161   $       42,103   $      (65,085)   $    2,015,179
                                                     ==============   ==============   ==============    ==============

Equity securities ................................   $       32,629   $          349   $       (2,197)   $       30,781
                                                     ==============   ==============   ==============    ==============

                                                                            HELD FOR INVESTMENT
                                                     ------------------------------------------------------------------
                                                                          GROSS            GROSS
                                                                        UNREALIZED       UNREALIZED         ESTIMATED
                                                     AMORTIZED COST       GAINS            LOSSES         MARKET VALUE
                                                     --------------   --------------   --------------    --------------
DECEMBER 31, 1999                                                         (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed securities ....   $      339,362   $        3,695   $       (5,263)   $      337,794
                                                     ==============   ==============   ==============    ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                         AVAILABLE FOR SALE
                                                  ------------------------------------------------------------------
                                                                       GROSS            GROSS
                                                                     UNREALIZED       UNREALIZED         ESTIMATED
                                                  AMORTIZED COST       GAINS            LOSSES         MARKET VALUE
                                                  --------------   --------------   --------------    --------------
DECEMBER 31, 1999                                                      (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies .....   $       72,505   $           90   $       (1,836)   $       70,759
    State, municipal and other governments ....           48,396               51           (2,415)           46,032
    Public utilities ..........................          119,089            1,545           (3,832)          116,802
    Corporate securities ......................        1,070,418           15,006          (60,877)        1,024,547
    Mortgage and asset-backed securities ......          722,779            3,110          (22,485)          703,404
Redeemable preferred stocks ...................           44,154              365           (4,033)           40,486
                                                  --------------   --------------   --------------    --------------
Total fixed maturities ........................   $    2,077,341   $       20,167   $      (95,478)   $    2,002,030
                                                  ==============   ==============   ==============    ==============

Equity securities .............................   $       38,147   $        3,572   $       (6,374)   $       35,345
                                                  ==============   ==============   ==============    ==============

As described in Note 1, "Significant Accounting Policies - Pending Accounting Change," effective January 1, 2001 the fixed maturity securities classified as held for investment were transferred to the available-for-sale category.

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

The carrying value and estimated market value of our portfolio of fixed maturity securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        HELD FOR INVESTMENT               AVAILABLE FOR SALE
                                                  -------------------------------   --------------------------------
                                                                     ESTIMATED                          ESTIMATED
                                                  AMORTIZED COST    MARKET VALUE    AMORTIZED COST     MARKET VALUE
                                                  --------------   --------------   --------------    --------------
                                                                       (DOLLARS IN THOUSANDS)
Due in one year or less .......................   $           --   $           --   $       46,772    $       46,719
Due after one year through five years .........               --               --          235,638           229,276
Due after five years through ten years ........               --               --          373,376           369,803
Due after ten years ...........................               --               --          589,161           576,666
                                                  --------------   --------------   --------------    --------------
                                                              --               --        1,244,947         1,222,464
Mortgage and asset-backed securities ..........          284,253          288,661          749,805           752,112
Redeemable preferred stocks ...................               --               --           43,409            40,603
                                                  --------------   --------------   --------------    --------------
                                                  $      284,253   $      288,661   $    2,038,161    $    2,015,179
                                                  ==============   ==============   ==============    ==============

Net unrealized investment losses on equity securities and fixed maturity securities classified as available for sale were comprised of the following:

                                                                                               DECEMBER 31,
                                                                                    --------------------------------
                                                                                         2000              1999
                                                                                    --------------    --------------
                                                                                        (DOLLARS IN THOUSANDS)
Unrealized depreciation on fixed maturity and equity securities available for
    sale ........................................................................   $      (24,830)   $      (78,113)
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ...........................................            2,202             5,577
    Value of insurance in force acquired ........................................              271             1,040
    Unearned revenue reserve ....................................................             (180)             (554)
Provision for deferred income taxes .............................................            7,888            25,217
                                                                                    --------------    --------------
                                                                                           (14,649)          (46,833)
Proportionate share of net unrealized investment losses of equity investees .....           (7,796)           (3,084)
                                                                                    --------------    --------------
Net unrealized investment losses ................................................   $      (22,445)   $      (49,917)
                                                                                    ==============    ==============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The change in net unrealized investment gains/losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $18.6 million in 2000, ($64.2) million in 1999 and $1.2 million in 1998.

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

We have provided an allowance for possible losses against our mortgage loan portfolio. An analysis of this allowance, which consist of specific and general reserves, is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------
                                                                   2000           1999            1998
                                                               ------------   ------------    ------------
                                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of year ...............................   $        806   $        871    $        812
    Realized losses ........................................             --             --              59
    Uncollectible amounts written off, net of recoveries ...             --            (65)             --
                                                               ------------   ------------    ------------
Balance at end of year .....................................   $        806   $        806    $        871
                                                               ============   ============    ============

The carrying value of impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) were under $0.1 million at December 31, 2000 and 1999.

NET INVESTMENT INCOME

Components of net investment income are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
                                                                          (DOLLARS IN THOUSANDS)
Fixed maturities:
   Held for investment .....................................   $     24,858    $     32,431    $     49,176
   Available for sale ......................................        161,184         154,057         136,269
Equity securities ..........................................          2,181           2,145           2,116
Mortgage loans on real estate ..............................         24,784          23,989          25,895
Investment real estate .....................................          2,459           5,098           5,822
Policy loans ...............................................          7,942           7,644           7,642
Other long-term investments ................................            308              35             (42)
Short-term investments .....................................          5,079           3,897           3,670
Other ......................................................          1,700           6,700           8,200
                                                               ------------    ------------    ------------
                                                                    230,495         235,996         238,748
Less investment expenses ...................................         (9,126)        (10,176)        (10,681)
                                                               ------------    ------------    ------------
Net investment income ......................................   $    221,369    $    225,820    $    228,067
                                                               ============    ============    ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REALIZED AND UNREALIZED GAINS AND LOSSES

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments, excluding amounts attributed to investments held by subsidiaries engaged in the broker-dealer industry, are summarized below:

                                                                        YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                 2000            1999            1998
                                                             ------------    ------------    ------------
                                                                        (DOLLARS IN THOUSANDS)
REALIZED
Fixed maturities - available for sale ....................   $    (21,795)   $     (2,529)   $        318
Equity securities ........................................         (2,161)          2,307          (1,712)
Mortgage loans on real estate ............................             --              --             (59)
Investment real estate ...................................            186            (221)            381
Other long-term investments ..............................         (3,500)         (1,345)             --
Securities and indebtedness of related parties ...........          1,310            (582)           (331)
Notes receivable and other ...............................             --              28          (3,475)
                                                             ------------    ------------    ------------
Realized losses on investments ...........................   $    (25,960)   $     (2,342)   $     (4,878)
                                                             ============    ============    ============

UNREALIZED
Fixed maturities:
   Held for investment ...................................   $      5,976    $    (26,009)   $        724
   Available for sale ....................................         52,329        (162,494)          5,555
Equity securities ........................................            954           1,500          (1,538)
                                                             ------------    ------------    ------------
Change in unrealized appreciation/depreciation of
   investments ...........................................   $     59,259    $   (187,003)   $      4,741
                                                             ============    ============    ============

An analysis of sales, maturities and principal repayments of our fixed maturities portfolio is as follows:

                                                                 GROSS REALIZED   GROSS REALIZED
                                                AMORTIZED COST        GAINS           LOSSES           PROCEEDS
                                                --------------   --------------   --------------    --------------
                                                                     (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Scheduled principal repayments and calls:
   Available for sale .......................   $      114,825   $           --   $           --    $      114,825
   Held for investment ......................           55,846               --               --            55,846
 Sales - available for sale .................          110,230            3,624           (6,949)          106,905
                                                --------------   --------------   --------------    --------------
   Total ....................................   $      280,901   $        3,624   $       (6,949)   $      277,576
                                                ==============   ==============   ==============    ==============

YEAR ENDED DECEMBER 31, 1999
Scheduled principal repayments and calls:
   Available for sale .......................   $      133,087   $           --   $           --    $      133,087
   Held for investment ......................          154,700               --               --           154,700
 Sales - available for sale .................           72,389            3,485             (807)           75,067
                                                --------------   --------------   --------------    --------------
   Total ....................................   $      360,176   $        3,485   $         (807)   $      362,854
                                                ==============   ==============   ==============    ==============

YEAR ENDED DECEMBER 31, 1998
Scheduled principal repayments and calls:
   Available for sale .......................   $      191,636   $          170   $         (291)   $      191,515
   Held for investment ......................          151,298               --               --           151,298
 Sales - available for sale .................           85,586            5,965           (2,742)           88,809
                                                --------------   --------------   --------------    --------------
Total .......................................   $      428,520   $        6,135   $       (3,033)   $      431,622
                                                ==============   ==============   ==============    ==============

Realized losses on fixed maturities totaling $18.5 million in 2000, $5.2 million in 1999 and $2.8 million in 1998 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income taxes (credits) include a provision of ($9.1) million in 2000, ($0.8) million in 1999 and ($1.7) million in 1998 for the tax effect of realized gains and losses.

OTHER

We have a common stock investment in American Equity Investment Life Holding Company (American Equity), an insurance company that underwrites and markets life insurance and annuity products throughout the United States. The investment is accounted for using the equity method and is included in the securities and indebtedness of related parties line on the consolidated balance sheets. Due to the timing of the availability of financial information, during 2000 we switched from recording our share of American Equity's results from a current basis to one quarter in arrears. The impact of this change on our financial statements was not material. The carrying value of our common stock investment in American Equity includes goodwill totaling $5.0 million in 2000 and $5.3 million in 1999. In addition to the common stock, during 1999 we acquired $2.3 million in preferred stock issued by a subsidiary of American Equity. Summarized financial information for American Equity and our common stock ownership percentage is as follows:

                                                               AS OF OR FOR THE PERIOD ENDED
                                                       --------------------------------------------
                                                       SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
Total investments ..................................   $  1,922,419    $  1,453,423    $    634,153
Total assets .......................................      2,265,252       1,665,503         683,012
Long-term debt .....................................         32,100          20,600          10,000
Total liabilities ..................................      2,128,436       1,532,198         616,881
Minority interest ..................................         99,373          98,982              --
Total revenues .....................................         83,256          79,811          37,954
Income from continuing operations ..................          2,729           2,443             244
Net income .........................................          2,729           2,443             244
Percentage ownership of common stock ...............           32.3%           33.2%           34.1%

We reported equity income, net of tax, from APEX Investment Fund III, an equity investee that operates in the investment company industry, totaling $7.7 million in 2000, $1.5 million in 1999 and $1.0 million in 1998. Summarized financial information for APEX Investment Fund III is as follows:

                                                        AS OF OR FOR THE PERIOD ENDED SEPTEMBER 30,
                                                       --------------------------------------------
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
Total investments ..................................   $     99,747    $     70,343    $     68,522
Total net assets ...................................        101,286          72,601          71,915
Total revenues .....................................        291,707          69,868          24,652
Income from continuing operations ..................        290,436          68,446          23,610
Net income .........................................        290,436          68,446          23,610
Percentage ownership of partners' capital ..........            4.1%            4.0%            4.1%

During 2000, equity investees distributed to us equity securities with a fair value totaling $14.5 million. Also during 2000, we received an interest in ten real estate properties with a fair value of $5.0 million in satisfaction of a fixed maturity security that had been in default. These transactions were treated as noncash items for purposes of the 2000 statement of cash flow.

At December 31, 2000, affidavits of deposits covering investments with a carrying value totaling $2,595.7 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 2000, we had committed to provide additional funding for mortgage loans on real estate aggregating $8.9 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2000 include real estate, fixed maturities and other long-term investments totaling $7.7 million.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders' equity at December 31, 2000.

3.       FAIR VALUES OF FINANCIAL INSTRUMENTS

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

We used the following methods and assumptions in estimating the fair value of our financial instruments.

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

OTHER LONG-TERM INVESTMENTS: The fair values for nontraditional debt instruments and investment deposits are estimated by discounting expected cash flows using interest rates currently being offered for similar investments. The fair values for investments held by broker-dealer subsidiaries are based on quoted market prices.

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

ASSETS HELD IN SEPARATE ACCOUNTS: Separate account assets are reported at estimated fair value in our consolidated balance sheets.

FUTURE POLICY BENEFITS AND OTHER POLICYHOLDERS' FUNDS: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds and supplementary contracts) are estimated at cash surrender value, the cost we would incur to extinguish the liability. We are not required to estimate the fair value of our liabilities under other insurance contracts.

SHORT-TERM AND LONG-TERM DEBT: The fair values for long-term debt are estimated using discounted cash flow analysis based on our current incremental borrowing rate for similar types of borrowing arrangements. For short-term debt, the carrying value approximates fair value.

LIABILITIES RELATED TO SEPARATE ACCOUNTS: Separate account liabilities are estimated at cash surrender value, the cost we would incur to extinguish the liability.

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY TRUST:
Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

                                                                        DECEMBER 31,
                                              -----------------------------------------------------------------
                                                            2000                              1999
                                              -------------------------------   -------------------------------
                                              CARRYING VALUE     FAIR VALUE     CARRYING VALUE     FAIR VALUE
                                              --------------   --------------   --------------   --------------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Fixed maturities:
   Held for investment ....................   $      284,253   $      288,661   $      339,362   $      337,794
   Available for sale .....................        2,015,179        2,015,179        2,002,030        2,002,030
Equity securities .........................           30,781           30,781           35,345           35,345
Mortgage loans on real estate .............          321,862          311,175          314,523          301,309
Policy loans ..............................          125,987          143,469          123,717          135,888
Other long-term investments ...............            4,118            4,118            8,575            8,864
Cash and short-term investments ...........           67,758           67,758          113,011          113,011
Securities and indebtedness of related
   parties ................................            1,067            1,088            4,179            4,278
Assets held in separate accounts ..........          327,407          327,407          256,028          256,028

LIABILITIES
Future policy benefits ....................   $      984,441   $      969,323   $    1,024,285   $    1,006,155
Other policyholders' funds ................          251,172          251,172          243,076          243,076
Short-term debt payable to affiliate ......            9,943            9,943           11,694           11,694
Long-term debt ............................           40,000           40,000           40,000           40,000
Liabilities related to separate accounts ..          327,407          317,838          256,028          249,838

MINORITY INTEREST IN SUBSIDIARIES
Company-obligated mandatorily redeemable
   preferred stock of subsidiary trust ....   $       97,000   $       37,461   $       97,000   $       44,477

4.       REINSURANCE AND POLICY PROVISIONS

In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $2,059.0 million (9.1% of total life insurance in force) at December 31, 2000 and $1,826.3 million (8.7% of total life insurance in force) at December 31, 1999.

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

In addition to the cession of risks in excess of specific retention limits, we also have reinsurance agreements with variable alliance partners to cede a specified percentage of risks associated with variable universal life and variable annuity contracts. Under these agreements, we pay the alliance partners their reinsurance percentage of charges and deductions collected on the reinsured polices. The alliance partners in return pay us their reinsurance percentage of benefits in excess of related account balances. In addition, the alliance partners pay us an expense allowance for certain new business, development and maintenance costs on the reinsured contracts.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective September 1, 2000, we entered into a 100% coinsurance agreement to reinsure our individual disability income business with an unaffiliated insurer. At September 1, 2000, the related accident and health reserves totaled $43.6 million and deferred acquisition costs totaled $11.8 million. We settled this transaction by transferring cash and investments equal to the reserves on this business at September 1, 2000. In addition, we received $11.1 million in cash as consideration for the transaction. A loss of $0.7 million on the transaction has been deferred and is being recognized over the term of the underlying policies.

In total, insurance premiums and product charges have been reduced by $9.5 million in 2000, $5.3 million in 1999 and $5.9 million in 1998 and insurance benefits have been reduced by $6.2 million in 2000, $2.4 million in 1999 and $2.2 million in 1998 as a result of cession agreements.

We assume variable annuity business from American Equity and another alliance partner through a modified coinsurance arrangement. Product charges from this business totaled $0.1 million in 2000 and less than $0.1 million in 1999 and 1998. In 1998, we assumed a block of ordinary annuity policies with reserves totaling $22.0 million from another alliance partner.

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

                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                      2000            1999            1998
                                                                  ------------    ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
Unpaid claims liability, net of related reinsurance, at
   beginning of year ..........................................   $     20,433    $     20,706    $     21,199
Add:
   Provision for claims occurring in the current year .........          6,087           6,630           5,520
   Decrease in estimated expense for claims occurring in the
      prior years .............................................         (1,756)         (1,417)           (519)
                                                                  ------------    ------------    ------------
Incurred claim expense during the current year ................          4,331           5,213           5,001
Deduct expense payments for claims occurring during:
   Current year ...............................................          1,711           2,274           2,200
   Prior years ................................................          2,680           3,212           3,294
Deduct claim reserves transferred under 100% coinsurance
   arrangement ................................................         19,071              --              --
                                                                  ------------    ------------    ------------
                                                                        23,462           5,486           5,494
                                                                  ------------    ------------    ------------
Unpaid claims liability, net of related reinsurance, at end
   of year ....................................................          1,302          20,433          20,706
Active life reserve ...........................................            176          19,705          17,632
                                                                  ------------    ------------    ------------
Net accident and health reserves ..............................          1,478          40,138          38,338
Reinsurance ceded .............................................         46,456             853             612
                                                                  ------------    ------------    ------------
Gross accident and health reserves ............................   $     47,934    $     40,991    $     38,950
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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An analysis of the value of insurance in force acquired is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Excluding impact of net unrealized investment gains and
   losses:
   Balance at beginning of year .................................   $     14,854    $     15,839    $     17,105
   Accretion of interest during the year ........................            823             877             973
   Amortization of asset ........................................         (1,684)         (1,862)         (2,239)
                                                                    ------------    ------------    ------------
Balance prior to impact of net unrealized investment gains and
   losses .......................................................         13,993          14,854          15,839
Impact of net unrealized investment gains and losses ............            271           1,040          (1,306)
                                                                    ------------    ------------    ------------
Balance at end of year ..........................................   $     14,264    $     15,894    $     14,533
                                                                    ============    ============    ============

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2001 - $1.1 million; 2002 - $1.0 million; 2003 - $1.0 million; 2004 - $0.9 million; 2005 - $0.8 million; and thereafter, through 2023 - $9.2 million.

5.       INCOME TAXES

We file a consolidated federal income tax return with Farm Bureau Life and FBL Financial Services, Inc. and certain of their subsidiaries. The companies included in the consolidated federal income tax return each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing a benefit to the extent their losses contribute to reduce consolidated taxes.

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

Income tax expenses (credits) are included in the consolidated financial statements as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       2000            1999            1998
                                                                   ------------    ------------    ------------
                                                                              (DOLLARS IN THOUSANDS)
Taxes provided in consolidated statements of income on:
    Income from continuing operations before minority
       interest in earnings of subsidiaries and equity income:
       Current .................................................   $      5,224    $     23,604    $     23,432
       Deferred ................................................          8,378           2,307           2,972
                                                                   ------------    ------------    ------------
                                                                         13,602          25,911          26,404
    Equity income:
       Current .................................................          6,476           2,010             575
       Deferred ................................................             92             128              79
                                                                   ------------    ------------    ------------
                                                                          6,568           2,138             654
Taxes provided in consolidated statements of changes in
    stockholders' equity:
    Change in net unrealized investment gains/losses -
       deferred ................................................         14,792         (53,750)          1,570
    Adjustment resulting from capital transaction of equity
       investee - deferred .....................................             19              --             (33)
    Adjustment resulting from the issuance of shares under
       stock option plan - current .............................           (140)           (140)         (1,286)
                                                                   ------------    ------------    ------------
                                                                         14,671         (53,890)            251
                                                                   ------------    ------------    ------------
                                                                   $     34,841    $    (25,841)   $     27,309
                                                                   ============    ============    ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate on income from continuing operations before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                      2000            1999            1998
                                                                  ------------    ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
Income from continuing operations before income taxes,
   minority interest in earnings of subsidiaries and equity
   income .....................................................   $     44,884    $     81,149    $     83,006
                                                                  ============    ============    ============

Income tax at federal statutory rate (35%) ....................   $     15,709    $     28,402    $     29,052
Tax effect (decrease) of:
   Dividends on company-obligated mandatorily
     redeemable preferred stock of subsidiary trust ...........         (1,698)         (1,698)         (1,698)
   Tax-exempt interest income .................................           (175)           (226)           (280)
   Tax-exempt dividend income .................................           (956)           (598)           (229)
   State income taxes .........................................            276            (193)           (207)
   Other items ................................................            446             224            (234)
                                                                  ------------    ------------    ------------
Income tax expense ............................................   $     13,602    $     25,911    $     26,404
                                                                  ============    ============    ============

The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

                                                                                          DECEMBER 31,
                                                                                  ----------------------------
                                                                                      2000            1999
                                                                                  ------------    ------------
                                                                                     (DOLLARS IN THOUSANDS)
Deferred income tax liabilities:
    Deferred policy acquisition costs .........................................   $     71,451    $     67,275
    Value of insurance in force acquired ......................................          4,992           5,563
    Other .....................................................................         17,017          15,077
                                                                                  ------------    ------------
                                                                                        93,460          87,915

Deferred income tax assets:
    Fixed maturity and equity securities ......................................         (6,271)        (22,799)
    Future policy benefits ....................................................        (42,378)        (44,136)
    Accrued dividends .........................................................         (2,854)         (3,851)
    Accrued pension costs .....................................................         (8,217)         (9,848)
    Other .....................................................................        (13,991)        (11,897)
                                                                                  ------------    ------------
                                                                                       (73,711)        (92,531)
                                                                                  ------------    ------------
Deferred income tax liability (asset) .........................................   $     19,749    $     (4,616)
                                                                                  ============    ============

Prior to 1984, a portion of Farm Bureau Life's current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in this account at December 31, 2000 was $11.9 million. Should the policyholders' surplus account exceed the limitation prescribed by federal income tax law, or should distributions be made to the parent company in excess of $511.9 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account.

6.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at December 31, 2000 and December 31, 1999. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (6.50% at December 31, 2000 and 5.77% at December 31, 1999). Fixed maturity securities with a carrying value of $43.1 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $92.7 million from the FHLB at December 31, 2000 with appropriate increased collateral deposits.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We have a $12.0 million line of credit with Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, in the form of a revolving demand note. Borrowings on the note, which totaled $9.9 million at December 31, 2000 and $11.7 million at December 31, 1999 were used to acquire assets that were leased to certain affiliates, including Farm Bureau Mutual. Interest was payable at a rate equal to the prime rate of a national bank (9.50% at December 31, 2000 and 8.50% at December 31, 1999). Rental income from the related leases included a provision for interest on the carrying value of the assets. During January 2001, this note was paid off, principally by transferring the underlying assets to Farm Bureau Mutual. No gain or loss was recorded on this transaction, as fair value of the assets was equal to book value on the transfer date.

7.       MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Minority interest in the consolidated balance sheets includes $97.0 million of 5% Preferred Securities issued by FBL Financial Group Capital Trust (the Trust), one of our wholly-owned subsidiaries. FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support the 5% Preferred Securities. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2000 and 1999, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

The 5% Preferred Securities were originally issued to the Iowa Farm Bureau Federation, our majority stockholder. On October 31, 1999, the Iowa Farm Bureau Federation exchanged the 5% Preferred Securities for $97.0 million face amount of 5% trust preferred securities issued by an equity investee of the Company. In preparing our consolidated financial statements, we do not eliminate our portion of the 5% Preferred Securities owned by the equity investee since the terms of the preferred securities issued by the equity investee are substantially similar to the terms of the 5% Preferred Securities.

During 1999, Western Farm Bureau Life Insurance Company (Western Life), a former wholly-owned subsidiary, merged into Farm Bureau Life. Concurrent with the merger, Western Life redeemed 22,517 shares of its redeemable preferred stock for $4.5 million. The redeemable preferred stock and related dividends were reported as minority interest in subsidiaries in the consolidated financial statements.

The Iowa Farm Bureau Federation owns our Series B preferred stock. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by us, at our option, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

We repurchased 4,358,397 shares in 2000, 1,322,920 shares in 1999 and 961,536 shares in 1998 of Class A common stock in accordance with repurchase plans and a tender offer approved by our Board of Directors. The cost of the repurchases totaled $85.8 million in 2000, $25.7 million in 1999 and $25.0 million in 1998. Of the shares repurchased in 2000 and 1998, 3,745,471 were unregistered shares owned by various Farm Bureau entities. The purchase amounts were allocated partly to Class A common stock based on the average common stock balance per share on the acquisition dates with the remainder allocated to retained earnings.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares in payment of the stock dividend. In addition, the 5.0 million shares of Series B preferred stock have non-dilutive voting rights. As a result, voting rights on these shares increased proportionately while the number of shares outstanding did not change.

Holders of the Class A common stock and Series B preferred stock, together as a group, and Class B common stock vote as separate classes on all issues. Only holders of the Class A common stock and Series B preferred stock vote for the election of Class A Directors (three to five) and only holders of the Class B common stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation, which owns 69.0% of our voting stock as of December 31, 2000, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

8.       RETIREMENT AND COMPENSATION PLANS

We participate with several affiliates in various defined benefit plans covering substantially all of our employees. The benefits of these plans are based primarily on years of service and employees' compensation. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $5.2 million in 2000, $4.5 million in 1999 and $5.7 million in 1998.

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in the amount equal to 50% of an employee's contributions up to 4% of the annual salary contributed by the employees. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Related expense totaled $0.4 million in 2000 and $0.3 million in 1999 and 1998.

We have established deferred compensation plans for certain key current and former employees and have certain other benefit plans which provide for retirement and other benefits. Liabilities for these plans are accrued as the related benefits are earned.

Certain of the assets related to these plans are on deposit with us and amounts relating to these plans are included in our financial statements. In addition, certain amounts included in the policy liabilities for interest sensitive products relate to deposit administration funds maintained by us on behalf of affiliates.

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement benefit expense aggregated $0.1 million in 2000, $0.2 million in 1999 and $0.1 million in 1998.

We have a Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. Option shares granted to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board. Option shares granted to officers and employees have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information relating to stock options is as follows:

                                                                                      WEIGHTED-
                                                                   NUMBER OF      AVERAGE EXERCISE       TOTAL
                                                                     SHARES        PRICE PER SHARE   EXERCISE PRICE
                                                               ----------------   ----------------  ----------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Shares under option at January 1, 1998......................         1,603,672     $         9.20    $       14,754
    Granted.................................................           105,143              19.56             2,057
    Exercised...............................................           276,807               8.84             2,446
    Forfeited...............................................             4,156              16.12                67
                                                                --------------                       --------------
Shares under option at December 31, 1998....................         1,427,852              10.01            14,298
    Granted.................................................            24,433              22.06               539
    Exercised...............................................            35,437               8.77               311
                                                                --------------                       --------------
Shares under option at December 31, 1999....................         1,416,848              10.25            14,526
    Granted.................................................           454,334              15.79             7,174
    Exercised...............................................           166,285               9.44             1,570
    Forfeited...............................................            40,054              12.36               495
                                                                --------------                       --------------
Shares under option at December 31, 2000....................         1,664,843              11.79    $       19,635
                                                                ==============                       ==============

Exercisable options:
    December 31, 1998.......................................           610,258               9.87             6,022
    December 31, 1999.......................................           840,163               9.92             8,334
    December 31, 2000.......................................         1,059,168              10.56            11,185

Information regarding stock options outstanding at December 31, 2000 is as follows:

                                                CURRENTLY OUTSTANDING                     CURRENTLY EXERCISABLE
                                    -----------------------------------------------   ------------------------------
                                                      WEIGHTED-
                                                       AVERAGE         WEIGHTED-                        WEIGHTED-
                                                      REMAINING         AVERAGE                          AVERAGE
                                                     CONTRACTUAL     EXERCISE PRICE                   EXERCISE PRICE
                                       NUMBER      LIFE (IN YEARS)     PER SHARE         NUMBER         PER SHARE
                                    ------------   ---------------   --------------   -------------   --------------
Range of exercise prices:
   At $8.75.....................        965,743         5.55           $     8.75          802,702      $     8.75
   $8.76 - $14.00...............        125,243         6.27                12.21           88,803           12.20
   $14.01 - $19.25..............        512,695         8.73                16.20          122,656           16.96
   $19.26 - $24.25..............         61,162         7.65                22.15           45,007           22.13
                                    ------------                                       ------------
   $8.75 - $24.25...............      1,664,843         6.66                11.79        1,059,168           10.56
                                    ============                                       ============

At December 31, 2000, shares of Class A common stock available for grant as additional awards under the Plan totaled 1,220,050.

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for our stock options. No compensation expense is recognized under APB 25 because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. Under the alternative accounting method provided by Statement No. 123, compensation expense is recognized in an amount equal to the estimated fair value of stock options on the date of grant. We have not adopted the accounting provisions of Statement No. 123 because the valuation of non-traded stock options is highly subjective and, in management's opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of our options.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro forma information regarding net income and earnings per common share is required by Statement No. 123, and has been determined as if we had accounted for the stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                      2000               1999               1998
                                                                  -----------        -----------        -----------
Risk-free interest rate.......................................         6.70%              4.73%              5.40%
Dividend yield................................................         2.20%              2.10%              1.40%
Volatility factor of the expected market price................          0.15               0.13               0.12
Weighted-average expected life................................     5.1 years          5.0 years          4.9 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma net earnings and earnings per common share are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                       2000           1999           1998
                                                                   ------------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income - as reported ........................................  $     39,347   $     55,710   $     53,940
Net income - pro forma ..........................................        38,385         55,028         53,273
Earnings per common share - as reported .........................          1.29           1.72           1.60
Earnings per common share - pro forma ...........................          1.26           1.70           1.58
Earnings per common share - assuming dilution, as reported ......          1.27           1.69           1.56
Earnings per common share - assuming dilution, pro forma ........          1.25           1.68           1.55
Weighted-average fair value of options granted during the year
  (per common share) ............................................          3.14           3.31           3.27

The pro forma impact is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

9.       MANAGEMENT AND OTHER AGREEMENTS

We share certain office facilities and services with the Iowa Farm Bureau Federation and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of salaries and related expenses, travel and other operating costs.

We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. Fee income for these services totaled $1.1 million in 2000, $0.8 million in 1999 and $0.5 million in 1998. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the Iowa Farm Bureau Federation, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $0.9 million in 2000, $0.5 million in 1999 and $0.7 million in 1998.

We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and other affiliates. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. We paid $6.0 million in 2000, $5.0 million in 1999 and $4.5 million in 1998 to the property-casualty companies under these arrangements.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We are licensed by the Iowa Farm Bureau Federation to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, royalties of $0.7 million in 2000, $0.9 million in 1999 and $0.7 million in 1998 were paid to the Iowa Farm Bureau Federation. We have similar arrangements with Farm Bureau organizations in other states in our market territory. Total royalties paid to Farm Bureau organizations other than the Iowa Farm Bureau Federation were $1.2 million in 2000 and $1.0 million in 1999 and 1998.

We have administrative services agreements with American Equity under which we provide underwriting, claims processing, accounting, compliance and other administrative services primarily relating to certain variable insurance products underwritten by them. Fee income from performing these services totaled $0.3 million in 2000 and 1999 and $0.2 million in 1998

10.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2000, management is not aware of any claims for which a material loss is reasonably possible.

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the Iowa Farm Bureau Federation. Future remaining minimum lease payments under this lease as of December 31, 2000 are as follows:
2001 - $2.1 million; 2002 - $2.1 million; 2003 - $2.3 million; 2004 - $2.4 million; 2005 - $2.4 million and thereafter, through 2013 - $18.8 million. Rent expense for the lease totaled $3.1 million in 2000, $2.3 million in 1999 and $1.3 million in 1998. These amounts are net of $1.4 million in 2000 and 1999 and $1.0 million in 1998 in amortization of the deferred gain on the exchange of home office properties for common stock (see Note 7).

11.      DISCONTINUED OPERATIONS AND RESTRUCTURING

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We recorded gains on the sale totaling $0.6 million in 2000, $1.4 million in 1999 and $1.0 million in 1998. The 2000 and 1999 gains and $0.8 million of the 1998 gain were earned in connection with an earn-out provision included in the underlying sales agreement. The gains are net of income taxes (credits) totaling $1.4 million in 2000, $0.6 million in 1999 and ($0.5) million in 1998.

We may earn additional consideration during each of the two years in the period ended December 31, 2002 in accordance with the earn-out provision. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the two-year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of December 31, 2000. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

Income from discontinued operations in 1998 was comprised of revenues totaling $12.9 million and benefits and expenses totaling $12.6 million.

In addition to merging Western Life into Farm Bureau Life, we also closed an administrative processing center during 1999. As a result of the closing of the service center, a leased property was vacated, 22 positions were eliminated and moving costs were incurred. During 1999, we charged to expense costs totaling $1.2 million for related severance benefits, lease costs and other costs primarily associated with the closing of the service center. The restructuring expenses are recorded in the underwriting, acquisition and insurance expense line of the 1999 consolidated statement of income.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.      EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                           YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income from continuing operations .......................   $     38,747    $     54,325    $     52,675
    Income from discontinued operations .....................            600           1,385           1,265
                                                                ------------    ------------    ------------
    Net income ..............................................         39,347          55,710          53,940
    Dividends on Series B preferred stock ...................           (150)           (150)           (150)
                                                                ------------    ------------    ------------
       Numerator for earnings per common share-income
           available to common stockholders .................   $     39,197    $     55,560    $     53,790
                                                                ============    ============    ============

Denominator:
    Denominator for earnings per common share - weighted-
       average shares .......................................     30,399,401      32,213,154      33,568,852
    Effect of dilutive securities - employee stock options ..        400,490         616,818         831,661
                                                                ------------    ------------    ------------
       Denominator for diluted earnings per common share -
           adjusted weighted-average shares .................     30,799,891      32,829,972      34,400,513
                                                                ============    ============    ============

Earnings per common share:
    Income from continuing operations .......................   $       1.27    $       1.68    $       1.56
    Income from discontinued operations .....................           0.02            0.04            0.04
                                                                ------------    ------------    ------------
    Earnings per common share ...............................   $       1.29    $       1.72    $       1.60
                                                                ============    ============    ============

Earnings per common share - assuming dilution:
    Income from continuing operations .......................   $       1.25    $       1.65    $       1.52
    Income from discontinued operations .....................           0.02            0.04            0.04
                                                                ------------    ------------    ------------
    Earnings per common share - assuming dilution ...........   $       1.27    $       1.69    $       1.56
                                                                ============    ============    ============

13.      STATUTORY INFORMATION

The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is segregated into held-for-investment (carried at amortized cost) and available-for-sale (carried at fair value) classifications rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (d) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (e) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) declines in the estimated realizable value of investments are charged to the statements of income when such declines are judged to be other than temporary rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus; (h) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized in accordance with Statement No. 87, "Employers' Accounting for Pensions" rather than in accordance with rules and regulations permitted by the Employee Retirement Income Security Act of 1974; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary; and (l) assets and liabilities are

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income of the Life Companies, as determined in accordance with statutory accounting practices, was $28.9 million in 2000, $40.4 million in 1999 and $52.5 million in 1998. Statutory net gain from operations for the life insurance subsidiaries, which excludes realized gains and losses, totaled $49.8 million in 2000, $41.2 million in 1999 and $56.0 million in 1998. Statutory capital and surplus, after appropriate elimination of intercompany accounts, totaled $311.9 million at December 31, 2000 and $301.5 million at December 31, 1999.

The ability of Farm Bureau Life to pay dividends to the parent company is restricted because prior approval of the Iowa insurance commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. During 2001, Farm Bureau Life could pay dividends to the parent company of approximately $49.9 million without prior approval of insurance regulatory authorities.

The National Association of Insurance Commissioners has revised the ACCOUNTING PRACTICES AND PROCEDURES MANUAL, the guidance that defines statutory accounting principles. The revised manual will be effective January 1, 2001, and has been adopted by the State of Iowa, our Life Companies' state of domicile. The revised manual will result in changes to the accounting practices that the Life Companies use to prepare their statutory-basis financial statements. Management believes the impact of these changes to the Life Companies' statutory-basis capital and surplus as of January 1, 2001 will not be significant.

14.      SEGMENT INFORMATION

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


   SEGMENT                         SOURCE OF REVENUES
   Investment advisory..........   Fee income from the management of investments
   Marketing and distribution...   Commissions and distribution fee income from
                                     the sale of mutual funds and insurance
                                     products not issued by us
   Leasing......................   Income from operating leases
   Corporate....................   Fees from management and administrative
                                     services

As noted above, we also had a property-casualty insurance segment prior to March 31, 1998. Revenues from this segment were derived from the sale of property-casualty insurance policies. See Note 11, "Discontinued Operations and Restructuring," for additional information regarding this segment.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information concerning our operating segments is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              2000            1999            1998
                                                          ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)
Revenues from external customers:
    Life insurance ....................................   $    347,328    $    374,980    $    371,230
    All other .........................................         46,795          41,619          36,939
                                                          ------------    ------------    ------------
                                                               394,123         416,599         408,169
    Eliminations ......................................        (26,505)        (21,613)        (18,548)
                                                          ------------    ------------    ------------
    Consolidated ......................................   $    367,618    $    394,986    $    389,621
                                                          ============    ============    ============

Intersegment revenues:
    Life insurance ....................................   $      2,108    $      1,677    $        934
    All other .........................................         24,397          19,936          17,614
                                                          ------------    ------------    ------------
                                                                26,505          21,613          18,548
    Eliminations ......................................        (26,505)        (21,613)        (18,548)
                                                          ------------    ------------    ------------
    Consolidated ......................................   $         --    $         --    $         --
                                                          ============    ============    ============

 Net investment income:
    Life insurance ....................................   $    218,913    $    225,040    $    228,494
    All other .........................................          4,545           2,091             216
                                                          ------------    ------------    ------------
                                                               223,458         227,131         228,710
    Eliminations ......................................         (2,089)         (1,311)           (643)
                                                          ------------    ------------    ------------
    Consolidated ......................................   $    221,369    $    225,820    $    228,067
                                                          ============    ============    ============

 Depreciation and amortization:
    Life insurance ....................................   $      5,456    $      5,688    $      1,111
    All other .........................................         11,074          10,514           9,518
                                                          ------------    ------------    ------------
    Consolidated ......................................   $     16,530    $     16,202    $     10,629
                                                          ============    ============    ============

Income tax expense (benefit):
    Life insurance ....................................   $     13,215    $     25,686    $     27,196
    All other .........................................            387             225            (792)
                                                          ------------    ------------    ------------
    Consolidated ......................................   $     13,602    $     25,911    $     26,404
                                                          ============    ============    ============

Income (loss) from continuing operations:
    Life insurance ....................................   $     37,206    $     53,926    $     53,661
    All other .........................................          1,541             399            (986)
                                                          ------------    ------------    ------------
    Consolidated ......................................   $     38,747    $     54,325    $     52,675
                                                          ============    ============    ============

Assets:
    Life insurance ....................................   $  3,654,440    $  3,558,366
    All other .........................................        195,875         249,677
                                                          ------------    ------------
                                                             3,850,315       3,808,043
    Eliminations ......................................       (146,269)       (145,712)
                                                          ------------    ------------
    Consolidated ......................................   $  3,704,046    $  3,662,331
                                                          ============    ============

Our investment in equity method investees and the related equity income are attributable to the life insurance segment. The exchange of our home office properties for Class A common stock described in Note 7 is attributable to the life insurance segment.

Transactions between segments are recorded at negotiated rates generally intended to be at levels commensurate with charges that would be assessed to unaffiliated parties. Interest expense and expenditures for long-lived assets were not significant during 2000, 1999 or 1998.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.      KANSAS FARM BUREAU LIFE INSURANCE COMPANY ACQUISITION - SUBSEQUENT
         EVENT

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company for $81.1 million. The acquisition will be accounted for using purchase accounting. Goodwill recorded in connection with the transaction will be amortized using the straight-line method over a 20-year period. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands - unaudited):

ASSETS                                                LIABILITIES AND STOCKHOLDER'S EQUITY
Investments..........................   $  620,856    Policy liabilities and accruals.......  $  524,443
Value of insurance in force acquired.       52,167    Other policyholder funds..............      76,738
Goodwill.............................          872    Other liabilities.....................      11,959
Other assets.........................       20,362                                            ----------
                                                         Total liabilities..................     613,140
                                                      Stockholder's equity..................      81,117
                                        ----------                                            ----------
      Total...........................  $  694,257         Total............................  $  694,257
                                        ==========                                            ==========

As consideration for the purchase, we issued 3,429,500 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.4 million. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the common stock dividend per share then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.6 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.5 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock was issued at an $11.6 million discount to par. This discount will accrete to preferred stock dividends during the life of the securities using the effective interest method. Acquisition costs totaling $0.7 million have been deferred and are included as a component of goodwill.

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly results of operations are as follows:

                                                                         2000
                                             ------------------------------------------------------------
QUARTER ENDED                                  MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                             ------------    ------------    ------------    ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges .............   $     38,725    $     42,626    $     36,988    $     34,925
Net investment income ....................         54,683          55,373          55,579          55,734
Realized losses on investments ...........            (61)         (4,148)        (15,353)         (6,398)
Total revenues ...........................         97,845          98,810          82,090          88,873
Income from continuing operations ........         18,134           9,665           1,881           9,067
Discontinued operations ..................             --              --              --             600
Net income ...............................         18,134           9,665           1,881           9,667
Earnings per common share:
   Income from continuing operations .....   $       0.58    $       0.31    $       0.06    $       0.32
   Income from discontinued operations ...             --              --              --            0.02
                                             ------------    ------------    ------------    ------------
   Earnings per common share .............   $       0.58    $       0.31    $       0.06    $       0.34
                                             ============    ============    ============    ============
Earnings per common share - assuming
   dilution:
   Income from continuing operations .....   $       0.57    $       0.31    $       0.06    $       0.31
   Income from discontinued operations ...             --              --              --            0.02
                                             ------------    ------------    ------------    ------------
   Earnings per common share - assuming
     dilution ............................   $       0.57    $       0.31    $       0.06    $       0.33
                                             ============    ============    ============    ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                         1999
                                             ------------------------------------------------------------
QUARTER ENDED                                  MARCH 31        JUNE 30       SEPTEMBER 30    DECEMBER 31
                                             ------------    ------------    ------------    ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges .............   $     36,843    $     41,497    $     36,333    $     36,620
Net investment income ....................         55,987          58,843          54,870          56,120
Realized gains (losses) on investments ...         (2,240)          1,512             (68)         (1,546)
Total revenues ...........................         95,519         106,762          96,207          96,498
Income from continuing operations ........         11,625          16,928          12,609          13,163
Discontinued operations ..................             --              --              --           1,385
Net income ...............................         11,625          16,928          12,609          14,548
Earnings per common share:
   Income from continuing operations .....   $       0.35    $       0.52    $       0.39    $       0.42
   Income from discontinued operations ...             --              --              --            0.04
                                             ------------    ------------    ------------    ------------
   Earnings per common share .............   $       0.35    $       0.52    $       0.39    $       0.46
                                             ============    ============    ============    ============
Earnings per common share - assuming
   dilution:
   Income from continuing operations .....   $       0.35    $       0.51    $       0.38    $       0.41
   Income from discontinued operations ...             --              --              --            0.04
                                             ------------    ------------    ------------    ------------
   Earnings per common share - assuming
     dilution ............................   $       0.35    $       0.51    $       0.38    $       0.45
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2000.

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

         3.       Exhibits.

                      3     Restated Articles of Incorporation
                      3.1   Articles of Amendment -- Series A Cumulative Voting
                            Preferred Stock
                      3.2   Articles of Amendment -- Series B Cumulative Voting
                            Preferred Stock
                      3.3   Articles of Correction -- Series B Cumulative Voting
                            Preferred Stock
                      3.4   Articles of Amendment -- Series C Voting Preferred
                            Stock
                     23     Consent of Independent Auditors

(b)      Reports on Form 8-K.

         On January 12, 2001, a Form 8-K was filed in connection with the closing of the acquisition of Kansas Farm Bureau Life Insurance Company's assets and liabilities. Filed with the Form 8-K was the Articles of Amendment - Certificate of Designations Series C Voting Preferred Stock of FBL Financial Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 2001.

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

           Signature                                  Title                                 Date
------------------------------   -------------------------------------------------    -----------------
/s/ WILLIAM J. ODDY              Chief Executive Officer (Principal Executive
-------------------              Officer) and Director                                  March 13, 2001
William J. Oddy

/s/ JAMES W. NOYCE               Chief Financial Officer (Principal Financial and
------------------               Accounting Officer)                                    March 13, 2001
James W. Noyce

/s/ EDWARD M. WIEDERSTEIN        Chairman of the Board and Director                     March 13, 2001
-------------------------
Edward M. Wiederstein

/s/ KAREN J. HENRY               Second Vice Chair and Director                         March 13, 2001
------------------
Karen J. Henry

                                 Director                                               March 13, 2001
-----------------------
Eric K. Aasmundstad

/s/ STANLEY R. AHLERICH          Director                                               March 13, 2001
-----------------------
Stanley R. Ahlerich

/s/ KENNETH R. ASHBY             Director                                               March 13, 2001
--------------------
Kenneth R. Ashby

/s/ JERRY L. CHICOINE            Director                                               March 13, 2001
---------------------
Jerry L. Chicoine

/s/ O. AL CHRISTOPHERSON         Director                                               March 13, 2001
------------------------
O. Al Christopherson

/s/ JOHN W. CREER                Director                                               March 13, 2001
-----------------
John W. Creer

/s/ KENNY J. EVANS               Director                                               March 13, 2001
------------------
Kenny J. Evans

/s/ ALAN L. FOUTZ                Director                                               March 13, 2001
-----------------
Alan L. Foutz

           Signature                                  Title                                 Date
------------------------------   -------------------------------------------------    -----------------
/s/ RICHARD G. KJERSTAD          Director                                               March 13, 2001
-----------------------
Richard G. Kjerstad

/s/ G. STEVEN KOUPLEN            Director                                               March 13, 2001
---------------------
G. Steven Kouplen

/s/ DAVID L. MCCLURE             Director                                               March 13, 2001
--------------------
David L. McClure

/s/ BRYCE P. NEIDIG              Director                                               March 13, 2001
-------------------
Bryce P. Neidig

/s/ HOWARD D. POULSON            First Vice Chair and Director                          March 13, 2001
---------------------
Howard D. Poulson

/s/ FRANK S. PRIESTLEY           Director                                               March 13, 2001
----------------------
Frank S. Priestley

/s/ JOHN J. VAN SWEDEN           Director                                               March 13, 2001
----------------------
John J. Van Sweden

/s/ JOHN E. WALKER               Director                                               March 13, 2001
------------------
John E. Walker

/s/ JERRY C. DOWNIN              Senior Vice President, Secretary, Treasurer and
-------------------              Director                                               March 13, 2001
Jerry C. Downin

/s/ STEPHEN M. MORAIN            Senior Vice President, General Counsel and
---------------------            Director                                               March 13, 2001
Stephen M. Morain

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES




The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 5, 2001 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                            /s/ Ernst & Young LLP



Des Moines, Iowa
February 5, 2001

                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                            FBL FINANCIAL GROUP, INC.

                                DECEMBER 31, 2000

                   COLUMN A                             COLUMN B                COLUMN C              COLUMN D
------------------------------------------------  ---------------------  ---------------------  --------------------
                                                                                                  AMOUNT AT WHICH
                                                                                                    SHOWN IN THE
             TYPE OF INVESTMENT                         COST (1)                 VALUE              BALANCE SHEET
------------------------------------------------  ---------------------  ---------------------  --------------------
                                                                        (DOLLARS IN THOUSANDS)
Fixed maturity securities, held for investment-
 mortgage-backed securities.....................   $     284,253         $      288,661          $     284,253
                                                                         =====================

Fixed maturity securities, available for sale:
 Bonds:
   United States Government and agencies........          51,285                 53,237                 53,237
   State, municipal and other governments.......          60,456                 61,543                 61,543
   Public utilities.............................         124,819                127,191                127,191
   Corporate securities.........................         974,997                948,640                948,640
   Mortgage and asset-backed securities.........         749,805                752,112                752,112
   Convertible bonds............................          33,390                 31,853                 31,853
 Redeemable preferred stocks....................          43,409                 40,603                 40,603
                                                  ---------------------  ---------------------  --------------------
      Total.....................................       2,038,161         $    2,015,179              2,015,179
                                                                         =====================

Equity securities, available-for-sale:
 Common stocks:
   Banks, trusts, and insurance companies.......           6,636                  6,636                  6,636
   Industrial, miscellaneous, and all other.....          18,303                 16,793                 16,793
 Nonredeemable preferred stocks.................           7,690                  7,352                  7,352
                                                  ---------------------  ---------------------  --------------------
      Total.....................................          32,629         $       30,781                 30,781
                                                                         =====================

Mortgage loans on real estate...................         322,668                                       321,862 (2)
Investment real estate:
   Acquired for debt............................           5,285                                         5,285
   Investment...................................          18,535                                        18,535
Policy loans....................................         125,987                                       125,987
Other long-term investments.....................           4,658                                         4,118 (3)
Short-term investments..........................          64,659                                        64,659
                                                  ---------------------                         --------------------
                                                   $   2,896,835                                 $   2,870,659
                                                  =====================                         ====================

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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       DECEMBER 31,
                                                                               ----------------------------
                                                                                   2000            1999
                                                                               ------------    ------------
ASSETS
Cash and cash equivalents ..................................................   $        253    $        247
Amounts receivable from affiliates .........................................          5,479           3,196
Amounts receivable from subsidiaries (eliminated in consolidation) .........          1,184             816
Accrued investment income ..................................................            317             956
Current income taxes recoverable ...........................................            229           2,256
Deferred income taxes ......................................................            281           1,493
Other assets ...............................................................          4,207           3,746
Short-term investments .....................................................          9,688          46,588
Fixed maturities - available for sale, at market (amortized cost: 2000 -
   $12,236; 1999 - $25,962) ................................................         12,224          25,851
Investments in subsidiaries (eliminated in consolidation) ..................        561,811         527,434
                                                                               ------------    ------------
      Total assets .........................................................   $    595,673    $    612,583
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accrued expenses and other liabilities .................................   $      6,679    $      4,235
    Amounts payable to affiliates ..........................................            102             159
    Amounts payable to subsidiaries (eliminated in consolidation) ..........         12,089           3,181
    Long-term debt (eliminated in consolidation) ...........................        100,000         100,000
                                                                               ------------    ------------
       Total liabilities ...................................................        118,870         107,575
Stockholders' equity:
    Preferred stock ........................................................          3,000           3,000
    Class A common stock ...................................................         37,769          42,308
    Class B common stock ...................................................          7,563           7,558
    Accumulated other comprehensive loss ...................................        (22,445)        (49,917)
    Retained earnings ......................................................        450,916         502,059
                                                                               ------------    ------------
       Total stockholders' equity ..........................................        476,803         505,008
                                                                               ------------    ------------
             Total liabilities and stockholders' equity ....................   $    595,673    $    612,583
                                                                               ============    ============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                      2000              1999             1998
                                                                  ------------    ------------    ------------
Revenues:
    Net investment income .....................................   $      3,738    $      1,810    $        242
    Realized gains on investments .............................            245              --              --
    Dividends from subsidiaries (eliminated in consolidation)           32,150         104,945          59,244
    Management fee income from affiliates .....................          1,134             780             538
    Management fee income from subsidiaries (eliminated in
       consolidation) .........................................            834             619             392
                                                                  ------------    ------------    ------------
       Total revenues .........................................         38,101         108,154          60,416
Expenses:
    Interest expense (eliminated in consolidation) ............          5,000           5,000           5,000
    General and administrative expenses .......................          2,018           1,404           1,083
                                                                  ------------    ------------    ------------
       Total expenses .........................................          7,018           6,404           6,083
                                                                  ------------    ------------    ------------
                                                                        31,083         101,750          54,333
Income taxes (credits) ........................................           (651)         (1,117)         (1,795)
                                                                  ------------    ------------    ------------
Income before equity in undistributed income (dividends in
    excess of equity income) of subsidiaries and discontinued
    operations ................................................         31,734         102,867          56,128
Equity in undistributed income (dividends in excess of equity
    income) of subsidiaries (eliminated in consolidation) .....          7,013         (48,542)         (3,453)
                                                                  ------------    ------------    ------------
Income from continuing operations .............................         38,747          54,325          52,675
Discontinued operations:
    Equity income from property-casualty subsidiary, net of
       related income taxes ...................................             --              --             287
    Gain on disposal of property-casualty subsidiary, net of
       related income taxes ...................................            600           1,385             978
                                                                  ------------    ------------    ------------
Net income ....................................................   $     39,347    $     55,710    $     53,940
                                                                  ============    ============    ============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       2000            1999            1998
                                                                   ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............   $     10,357    $      1,036    $     (4,526)

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Short-term investments - net ...............................         36,900             997              --
    Fixed maturities - availiable for sale - net ...............         13,797              --              --
Investment in subsidiaries (eliminated in consolidation) .......             --            (583)             --
Net proceeds from sale of subsidiary - discontinued operations .          2,000           1,229          25,000
Dividends from subsidiaries (eliminated in consolidation) ......         32,150          29,945          13,594
                                                                   ------------    ------------    ------------
Net cash provided by investing activities ......................         84,847          31,588          38,594

FINANCING ACTIVITIES
Purchase of common stock .......................................        (85,782)        (25,309)        (25,008)
Issuance of common stock .......................................          1,569           1,947           2,456
Dividends paid .................................................        (10,985)        (10,758)        (10,182)
                                                                   ------------    ------------    ------------
Net cash used in financing activities ..........................        (95,198)        (34,120)        (32,734)
                                                                   ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents ...............              6          (1,496)          1,334
Cash and cash equivalents at beginning of year .................            247           1,743             409
                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year .......................   $        253    $        247    $      1,743
                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received (paid) during the year for income taxes ..........   $     (2,553)   $       (786)   $      1,853
Noncash financing activity - dividends from subsidiary .........             --          75,000          45,650


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1. BASIS OF PRESENTATION

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries' investments classified as "available-for-sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

2. CASH DIVIDENDS FROM SUBSIDIARY

The parent company received cash dividends totaling $32.2 million in 2000, $29.9 million in 1999 and $13.6 million in 1998.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            FBL FINANCIAL GROUP, INC.

             COLUMN A                  COLUMN B        COLUMN C         COLUMN D        COLUMN E        COLUMN F
             --------               --------------  --------------  ---------------  --------------  ---------------
                                                    FUTURE POLICY
                                        DEFERRED       BENEFITS,
                                         POLICY         LOSSES,                          OTHER
                                      ACQUISITION     CLAIMS AND        UNEARNED      POLICYHOLDER       PREMIUM
                                         COSTS       LOSS EXPENSES      REVENUES         FUNDS           REVENUE
                                    --------------  --------------  ---------------  --------------  ---------------
                                                                (DOLLARS IN THOUSANDS)
December 31, 2000:
   Life insurance................... $   250,971     $  2,382,708     $    29,382     $   265,528      $   153,264
                                    ==============  ==============  ===============  ==============  ===============

December 31, 1999:
   Life insurance................... $   236,263     $  2,388,794     $    27,650     $   257,660      $   151,293
                                    ==============  ==============  ===============  ==============  ===============

December 31, 1998:
   Life insurance................... $   203,581     $  2,338,969     $    25,373     $   245,758      $   145,630
                                    ==============  ==============  ===============  ==============  ===============

              COLUMN A                 COLUMN G        COLUMN H        COLUMN I         COLUMN J
              --------              --------------  --------------  ---------------  --------------
                                                      BENEFITS,      AMORTIZATION
                                                        CLAIMS,       OF DEFERRED
                                         NET          LOSSES AND         POLICY          OTHER
                                      INVESTMENT      SETTLEMENT      ACQUISITION       OPERATING
                                      INCOME (1)       EXPENSES          COSTS          EXPENSES
                                    --------------  --------------  ---------------  --------------
                                                                 (DOLLARS IN THOUSANDS)
December 31, 2000:
   Life insurance................... $   218,913     $    206,900     $    10,821    $     62,109
   Other, including eliminations....       2,456               --              --              --
                                    --------------  --------------  ---------------  --------------
   Total............................ $   221,369     $    206,900     $    10,821    $     62,109
                                    ==============  ==============  ===============  ==============

December 31, 1999:
   Life insurance................... $   225,040     $    200,728     $    12,434    $     57,742
   Other, including eliminations....         780               --              --              --
                                    --------------  --------------  ---------------  --------------
   Total............................ $   225,820     $    200,728     $    12,434    $     57,742
                                    ==============  ==============  ===============  ==============

December 31, 1998:
   Life insurance................... $   228,494     $    199,671     $    10,171    $     53,812
   Other, including eliminations....        (427)              --              --              --
                                    --------------  --------------  ---------------  --------------
   Total............................ $   228,067     $    199,671     $    10,171    $     53,812
                                    ==============  ==============  ===============  ==============


(1) Net investment income is allocated to the segments based upon the investments held by the respective segment.

                            SCHEDULE IV - REINSURANCE
                            FBL FINANCIAL GROUP, INC.

              COLUMN A                   COLUMN B        COLUMN C         COLUMN D        COLUMN E         COLUMN F
              --------                --------------  --------------   --------------  --------------   --------------
                                                         CEDED TO      ASSUMED FROM                       PERCENT OF
                                                           OTHER           OTHER                            AMOUNT
                                       GROSS AMOUNT      COMPANIES       COMPANIES       NET AMOUNT     ASSUMED TO NET
                                      --------------  --------------   --------------  --------------   --------------
                                                                   (DOLLARS IN THOUSANDS)
Year ended December 31, 2000:
    Life insurance in force, at end
      of year......................... $ 22,601,417    $  2,058,980     $      2,432    $ 20,544,869            -- %
                                      ==============  ==============   ==============  ==============   ==============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges....................... $     61,727    $      2,049     $        102    $     59,780            --
      Traditional life insurance
        premiums......................       86,684           2,854               --          83,830
      Accident and health premiums....       14,220           4,566               --           9,654            --
                                      --------------  --------------   --------------  --------------   --------------
                                       $    162,631    $      9,469     $        102    $    153,264            -- %
                                      ==============  ==============   ==============  ==============   ==============

Year ended December 31, 1999:
    Life insurance in force, at end
      of year......................... $ 21,024,991    $  1,826,299     $         56    $ 19,198,748            -- %
                                      ==============  ==============   ==============  ==============   ==============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges....................... $     57,206    $      1,846     $          3    $     55,363            --
      Traditional life insurance
        premiums......................       85,689           3,120               --          82,569
      Accident and health premiums....       13,731             370               --          13,361            --
                                      --------------  --------------   --------------  --------------   --------------
                                       $    156,626    $      5,336     $          3    $    151,293            -- %
                                      ==============  ==============   ==============  ==============   ==============

Year ended December 31, 1998:
    Life insurance in force, at end
      of year......................... $ 19,665,773    $  1,298,695     $         --    $ 18,367,078            -- %
                                      ==============  ==============   ==============  ==============   ==============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges....................... $     53,976    $      1,820     $          1    $     52,157            --
      Traditional life insurance
        premiums......................       84,554           2,802               --          81,752
      Accident and health premiums....       13,037           1,316               --          11,721            --
                                      --------------  --------------   --------------  --------------   --------------
                                       $    151,567    $      5,938     $          1    $    145,630            -- %
                                      ==============  ==============   ==============  ==============   ==============