Form 10-Q
period 2001-03-31
FBL FINANCIAL GROUP INC
filed 2001-05-11
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001
                                    ----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,160,938 shares of Class A common stock and 1,192,990 shares of Class B common stock as of May 8, 2001.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2001               2000
                                                                                 ----------------  -----------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $288,661)........     $            -    $      284,253
     Available for sale, at market (amortized cost: 2001 - $2,933,862; 2000 -
        $2,038,161)..........................................................          2,979,507         2,015,179
   Equity securities, at market (cost: 2001 - $40,737; 2000 - $32,629).......             39,613            30,781
   Mortgage loans on real estate.............................................            331,453           321,862
   Investment real estate, less allowances for depreciation of $3,262 in 2001
     and $3,061 in 2000......................................................             22,619            23,820
   Policy loans..............................................................            157,457           125,987
   Other long-term investments...............................................              4,687             4,118
   Short-term investments....................................................             29,341            64,659
                                                                                 ----------------  -----------------
Total investments............................................................          3,564,677         2,870,659

Cash and cash equivalents....................................................             45,047             3,099
Securities and indebtedness of related parties...............................             59,282            52,458
Accrued investment income....................................................             44,723            34,656
Accounts and notes receivable................................................                252               107
Amounts receivable from affiliates...........................................              3,697             6,522
Reinsurance recoverable......................................................             59,463            51,312
Deferred policy acquisition costs............................................            251,972           250,971
Value of insurance in force acquired.........................................             60,333            14,264
Property and equipment, less allowances for depreciation of $45,332 in 2001
   and $44,742 in 2000.......................................................             44,980            59,152
Current income taxes recoverable.............................................              4,217             8,496
Goodwill, less accumulated amortization of $5,052 in 2001 and $4,878 in
   2000......................................................................              8,380             8,554
Other assets.................................................................             25,531            16,389
Assets held in separate accounts.............................................            317,721           327,407










                                                                                 ----------------  -----------------
        Total assets.........................................................     $    4,490,275    $    3,704,046
                                                                                 ================  =================

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2001               2000
                                                                                 ----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products..........................................     $    1,916,026    $    1,598,958
        Traditional life insurance and accident and health products..........            981,441           773,372
        Unearned revenue reserve.............................................             29,125            29,382
     Other policy claims and benefits........................................             18,119            10,378
                                                                                 ----------------  -----------------
                                                                                       2,944,711         2,412,090
   Other policyholders' funds:
     Supplementary contracts without life contingencies......................            236,424           170,404
     Advance premiums and other deposits.....................................            103,983            81,739
     Accrued dividends.......................................................             15,020            13,385
                                                                                 ----------------  -----------------
                                                                                         355,427           265,528

   Short-term debt payable to affiliate......................................                  -             9,943
   Amounts payable to affiliates.............................................              2,266               136
   Long-term debt............................................................             40,000            40,000
   Deferred income taxes.....................................................             51,281            19,749
   Other liabilities.........................................................             73,712            55,248
   Liabilities related to separate accounts..................................            317,721           327,407
                                                                                 ----------------  -----------------
        Total liabilities....................................................          3,785,118         3,130,101

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust.....................................................             97,000            97,000
   Other.....................................................................                102               142

Series C redeemable preferred stock, $26.8404 par and redemption value per
   share - authorized 3,752,100 shares, issued and outstanding 3,411,000 shares           80,664                 -

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares.....              3,000             3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,158,938 shares in 2001 and 26,115,120 shares
     in 2000.................................................................             38,227            37,769
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares.................................              7,563             7,563
   Accumulated other comprehensive income (loss).............................             21,561           (22,445)
   Retained earnings.........................................................            457,040           450,916
                                                                                 ----------------  -----------------
     Total stockholders' equity..............................................            527,391           476,803
                                                                                 ----------------  -----------------
        Total liabilities and stockholders' equity...........................     $    4,490,275    $    3,704,046
                                                                                 ================  =================

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------------
                                                                                        2001             2000
                                                                                   ---------------  ----------------
Revenues:
    Interest sensitive product charges..........................................   $       15,967     $      14,722
    Traditional life insurance premiums.........................................           27,838            20,501
    Accident and health premiums................................................            1,150             3,502
    Net investment income.......................................................           65,892            54,683
    Realized losses on investments..............................................           (1,522)              (61)
    Other income................................................................            4,260             4,498
                                                                                   ---------------  ----------------
       Total revenues...........................................................          113,585            97,845
Benefits and expenses:
    Interest sensitive product benefits.........................................           37,854            30,968
    Traditional life insurance and accident and health benefits.................           20,519            15,745
    Increase in traditional life and accident and health future policy benefits.            4,767             4,654
    Distributions to participating policyholders................................            6,905             6,257
    Underwriting, acquisition and insurance expenses............................           24,196            18,295
    Interest expense............................................................              637               861
    Other expenses..............................................................            3,916             3,819
                                                                                   ---------------  ----------------
       Total benefits and expenses..............................................           98,794            80,599
                                                                                   ---------------  ----------------
                                                                                           14,791            17,246
Income taxes....................................................................           (4,626)           (5,537)
Minority interest in earnings of subsidiaries:
   Dividends on company-obligated mandatorily redeemable preferred stock of
      subsidiary trust..........................................................           (1,213)           (1,213)
   Other........................................................................               (2)              (42)
Equity income, net of related income taxes......................................              604             7,680
                                                                                   ---------------  ----------------
Income before cumulative effect of change in accounting principle...............            9,554            18,134
Cumulative effect of change in accounting for derivative instruments............              344                 -
                                                                                   ---------------  ----------------
Net income......................................................................            9,898            18,134
Dividends on Series B and C preferred stock.....................................           (1,039)              (37)
                                                                                   ---------------  ----------------
Net income applicable to common stock...........................................   $        8,859    $       18,097
                                                                                   ===============  ================

Earnings per common share:
    Income before accounting change.............................................   $         0.31    $         0.58
    Cumulative effect of change in accounting for derivative instruments........             0.01                 -
                                                                                   ---------------  ----------------
    Earnings per common share...................................................   $         0.32    $         0.58
                                                                                   ===============  ================

Earnings per common share - assuming dilution:
    Income before accounting change.............................................   $         0.31    $         0.57
    Cumulative effect of change in accounting for derivative instruments........             0.01                 -
                                                                                   ---------------  ----------------
    Earnings per common share assuming dilution.................................   $         0.32    $         0.57
                                                                                   ===============  ================

Cash dividends per common share.................................................   $         0.10    $         0.09
                                                                                   ===============  ================

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                          ACCUMULATED
                                  SERIES B      CLASS A     CLASS B         OTHER                     TOTAL
                                  PREFERRED     COMMON      COMMON      COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                    STOCK        STOCK       STOCK      INCOME (LOSS)   EARNINGS      EQUITY
                                 ------------ ------------  ----------- -------------- ----------- -------------

Balance at January 1, 2000.....  $     3,000   $    42,308  $    7,558  $   (49,917)   $  502,059  $    505,008
  Comprehensive income:
     Net income for three
       months ended March 31,
       2000....................            -             -           -            -        18,134        18,134
     Change in net unrealized
       investment gains/losses.            -             -           -        1,653             -         1,653
                                                                                                     -----------
   Total comprehensive income..                                                                          19,787
  Purchase of 573,581 shares
     of common stock...........            -          (803)          -            -        (9,123)       (9,926)
  Issuance of 75,951 shares of
     common stock under
     employee benefit and
     stock option plans,
     including related income
     tax benefit...............            -           699           -            -             -           699
  Dividends on preferred stock.            -             -           -            -           (37)          (37)
  Dividends on common stock....            -             -           -            -        (2,792)       (2,792)
                                 ------------ ------------  ----------- -------------- ----------- -------------
Balance at March 31, 2000......  $     3,000   $    42,204  $    7,558  $   (48,264)   $  508,241  $    512,739
                                 ============ ============  =========== ============== =========== =============

Balance at January 1, 2001.....  $     3,000   $    37,769  $    7,563  $   (22,445)   $  450,916  $    476,803
  Comprehensive income:
     Net income for three
       months ended March 31,
       2001....................            -             -           -            -         9,898         9,898
     Cumulative effect of
       change in accounting
       for derivative
       instruments.............            -             -           -        2,406             -         2,406
     Change in net unrealized
       investment gains/losses.            -             -           -       41,600             -        41,600
                                                                                                     -----------
   Total comprehensive income..                                                                          53,904
  Issuance of 43,818 shares of
     common stock under
     employee benefit and
     stock option plans,
     including related income
     tax benefit...............            -           459           -            -             -           459
  Adjustment resulting from
     capital transactions of
     equity investee...........            -            (1)          -            -             -            (1)
  Dividends on preferred stock.            -             -           -            -        (1,039)       (1,039)
  Dividends on common stock....            -             -           -            -        (2,735)       (2,735)
                                 ------------ ------------  ----------- -------------- ----------- -------------
Balance at March 31, 2001......  $     3,000   $    38,227  $    7,563  $    21,561    $  457,040  $    527,391
                                 ============ ============  =========== ============== =========== =============


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------------
                                                                                         2001             2000
                                                                                    ---------------  ----------------
OPERATING ACTIVITIES
Net income.......................................................................   $        9,898     $      18,134
Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances.....................................           32,586            26,179
       Charges for mortality and administration..................................          (15,399)          (14,412)
       Deferral of unearned revenues.............................................              622               660
       Amortization of unearned revenue reserve..................................             (385)             (329)
    Provision for depreciation and amortization..................................            5,286             4,539
    Equity income................................................................             (604)           (7,680)
    Realized losses on investments...............................................            1,522                61
    Increase in traditional life and accident and health benefit accruals........            4,767             4,654
    Policy acquisition costs deferred............................................          (10,052)           (8,794)
    Amortization of deferred policy acquisition costs............................            3,891             2,977
    Provision for deferred income taxes..........................................             (194)            7,818
    Other........................................................................           10,412            (5,994)
                                                                                    ---------------  ----------------
Net cash provided by operating activities........................................           42,350            27,813

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment.......................................                -            10,528
    Fixed maturities - available for sale........................................          136,808            48,035
    Equity securities............................................................            3,656             1,755
    Mortgage loans on real estate................................................            5,852            16,589
    Investment real estate.......................................................            1,316               524
    Policy loans.................................................................            9,781             7,787
    Other long-term investments..................................................               85                 1
    Short-term investments - net.................................................           69,083            56,935
                                                                                    ---------------  ----------------
                                                                                           226,581           142,154
Acquisition of investments:
    Fixed maturities - available for sale........................................         (202,758)         (103,895)
    Equity securities............................................................           (1,766)           (2,368)
    Mortgage loans on real estate................................................          (13,893)          (22,494)
    Policy loans.................................................................          (10,608)           (8,367)
    Other long-term investments..................................................             (518)                -
                                                                                    ---------------  ----------------
                                                                                          (229,543)         (137,124)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------------
                                                                                         2001             2000
                                                                                    ---------------  ----------------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other distributions from
   equity investees..............................................................   $        1,511    $        1,181
Investments in and advances to equity investees..................................             (102)             (344)
Net proceeds from sale of discontinued operations................................            2,000             2,000
Net cash received in acquisitions................................................            2,863                 -
Net sales (purchases) of property and equipment and other........................              103            (2,037)
                                                                                    ---------------  ----------------
Net cash provided by investing activities........................................            3,413             5,830

FINANCING ACTIVITIES
 Receipts from interest sensitive and variable products credited to policyholder
   account balances..............................................................           75,459            61,751
Return of policyholder account balances on interest sensitive and variable
   products......................................................................          (75,333)          (85,165)
Distributions on company-obligated mandatorily redeemable preferred stock of
   subsidiary trust..............................................................           (1,213)           (1,213)
Other contributions (distributions) related to minority interests - net..........              (42)               50
Purchase of common stock.........................................................                -           (10,088)
Issuance of common stock.........................................................              429               665
Dividends paid...................................................................           (3,115)           (2,829)
                                                                                    ---------------  ----------------
Net cash used in financing activities............................................           (3,815)          (36,829)
                                                                                    ---------------  ----------------
Increase in cash and cash equivalents............................................           41,948            (3,186)
Cash and cash equivalents at beginning of period.................................            3,099             6,482
                                                                                    ---------------  ----------------
Cash and cash equivalents at end of period.......................................   $       45,047     $       3,296
                                                                                    ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest......................................................................   $          718     $         633
   Income taxes..................................................................                7             4,692







                             See accompanying notes.

FBL Financial Group, Inc.                                         March 31, 2001

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2000 included in our annual report on Form 10-K.

2.       ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. We adopted the Statements on January 1, 2001, their effective dates.

The cumulative effect of adopting these Statements on net income was $0.3 million. This amount represents the difference in accumulated net unrealized capital gains (losses) on the date of adoption, net of tax, resulting from the change in accounting for the conversion features embedded in our convertible fixed maturity securities. Income before cumulative effect of change in accounting for derivative instruments for the first quarter of 2001 was approximately $0.4 million less than what would have been recorded without the accounting change due primarily to a decrease in the fair value of these conversion features during the quarter. The fair value of the conversion features embedded in convertible fixed maturity securities is estimated using an option-pricing model. Except for the convertible fixed maturity securities, we do not own any other derivatives or embedded derivatives that are subject to the Statements.

Upon the adoption of the Statements, we transferred our fixed maturity securities classified as held for investment to the available-for-sale category. In connection with this transfer, the securities were marked to market and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, was credited to stockholders' equity during the period.

FBL Financial Group, Inc.                                         March 31, 2001


3.       KANSAS FARM BUREAU LIFE INSURANCE COMPANY ACQUISITION

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company for $80.7 million. The acquisition was accounted for using purchase accounting. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands - unaudited):

  ASSETS                                                   LIABILITIES AND STOCKHOLDER'S EQUITY
  Investments..........................   $     620,856    Policy liabilities and accruals......  $     519,482
  Cash.................................           2,863    Other policyholder funds.............         76,738
  Value of insurance in force acquired.          50,398    Other liabilities....................         13,524
                                                                                                 ---------------
  Other assets.........................          16,315       Total liabilities.................        609,744
                                                           Stockholder's equity.................         80,688
                                         ---------------                                         ---------------
       Total............................  $     690,432         Total...........................  $     690,432
                                         ===============                                         ===============

As consideration for the purchase, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the common stock dividend per share then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock was issued at an $11.6 million discount to par. This discount will accrete to preferred stock dividends during the life of the securities using the effective interest method. No goodwill was recorded and acquisition costs totaling $0.7 million have been deferred in connection with the acquisition.

4.       INVESTMENT OPERATIONS

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as "available for sale" and are reported at market value. Unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income or loss. The unrealized gains and losses included in accumulated other comprehensive income or loss are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Prior to the adoption of Statement 133, we had certain securities classified as "held for investment." Held for investment securities were reported at cost adjusted for amortization of premiums and discounts. Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

FBL Financial Group, Inc.                                         March 31, 2001


Net unrealized investment gains (losses) as reported were comprised of the following:

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                        2001                2000
                                                                                   ---------------   ----------------
                                                                                           (DOLLARS IN THOUSANDS)
Unrealized appreciation (depreciation) on fixed maturity and equity securities
    available for sale........................................................     $        44,521    $       (24,830)
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs.........................................              (2,958)             2,202
    Value of insurance in force acquired......................................              (2,761)               271
    Unearned revenue reserve..................................................                 317               (180)
Provision for deferred income taxes...........................................             (13,692)             7,888
                                                                                   ---------------   ----------------
                                                                                            25,427            (14,649)
Proportionate share of net unrealized investment losses of equity investees...              (3,866)            (7,796)
                                                                                   ---------------   ----------------
Net unrealized investment gains (losses)......................................     $        21,561    $       (22,445)
                                                                                   ===============   ================

At December 31, 2000, we had a $9.9 million note payable to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. The note had been used to acquire certain assets that were leased to Farm Bureau Mutual and other affiliates. During the 2001 period, this note was paid off, principally by transferring the underlying assets to Farm Bureau Mutual. No gain or loss was recorded on this transaction, as fair value of the assets was equal to book value on the transfer date.


5.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at March 31, 2001 and at December 31, 2000. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (5.01% at March 31, 2001 and 6.50% at December 31, 2000). Fixed maturity securities with a carrying value of $44.2 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $92.7 million on the line of credit from the FHLB at March 31, 2001 with appropriate increased collateral deposits.

6.       CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31,2001, management is not aware of any claims for which a material loss is reasonably possible.

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

Effective January 1, 2001, we switched our insurance coverage for employee health and welfare claims from indemnity insurance primarily to self-insurance. However, claims in excess of self insurance levels are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims incurred during the period. Accordingly, no accruals are recorded on our financial statements for unpaid claims and claims incurred but not reported. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

FBL Financial Group, Inc.                                         March 31, 2001


On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We may earn additional consideration during each of the two years in the period ended December 31, 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the two year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of March 31, 2001. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

7.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                             -----------------------------------------
                                                                                    2001                  2000
                                                                             -------------------   -------------------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income before accounting change.......................................     $         9,554      $        18,134
    Cumulative effect of change in accounting for derivative instruments..                 344                    -
                                                                             -------------------   -------------------
    Net income............................................................               9,898               18,134
    Dividends on Series B and C preferred stock...........................              (1,039)                 (37)
                                                                             -------------------   -------------------
       Numerator for earnings per common share-income available to common
           stockholders...................................................     $         8,859      $        18,097
                                                                             ===================   ===================

Denominator:
    Denominator for earnings per common share - weighted-average shares...          27,342,391           31,197,714
    Effect of dilutive securities - employee stock options................             410,183              435,157
                                                                             -------------------   -------------------
       Denominator for diluted earnings per common share - adjusted
           weighted-average shares........................................          27,752,574           31,632,871
                                                                             ===================   ===================

 Earnings per common share:
    Income before accounting change.......................................    $           0.31     $           0.58
    Cumulative effect of change in accounting for derivative instruments..                0.01                    -
                                                                             -------------------   -------------------
    Earnings per common share.............................................    $           0.32     $           0.58
                                                                             ===================   ===================

Earnings per common share - assuming dilution:
    Income before accounting change ......................................    $           0.31     $           0.57
    Cumulative effect of change in accounting for derivative instruments..                0.01                    -
                                                                             -------------------   -------------------
    Earnings per common share.............................................    $           0.32     $           0.57
                                                                             ===================   ===================

FBL Financial Group, Inc.                                         March 31, 2001



8.       SEGMENT INFORMATION

Prior to January 1, 2001, our life insurance segment was our only reportable operating segment. The life insurance segment included activities related to the sale of life insurance, annuities and accident and health insurance products. Operations were aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. During the first quarter of 2001, a financial reporting project to refine our line of business detail was completed. With the availability of more detailed line of business information, management now utilizes financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment.

The traditional annuity segment consists of traditional annuities and supplementary contracts (some of which involve life contingencies). Traditional annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Traditional annuities consist primarily of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With these contracts, we bear the underlying investment risk and credit interest to the contracts at rates we determine.

The traditional and universal life insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

The variable segment consists of variable universal life insurance and variable annuity contracts. These products are similar to universal life insurance and traditional annuity contracts, except the contract holder has the option to direct the cash value of the contract to a wide range of investment sub-accounts, thereby passing the investment risk to the contract holder.

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

      o Investments and related investment income not specifically allocated to our product segments
      o Interest expense and minority interest pertaining to distributions on trust preferred securities
      o Accident and health insurance products, primarily long-term disability income insurance
      o  Advisory services for the management of investments and other companies
      o Marketing and distribution services for the sale of mutual funds and insurance products not issued by us
      o  Leasing services, primarily with affiliates

Financial information concerning our operating segments is as follows. Information for the years 2000 and 1999 and the three months ended March 31, 2000 have been restated to conform to the new segment presentation.

FBL Financial Group, Inc.                                         March 31, 2001




                                                                       AS OF OR FOR THE PERIOD ENDED

                                                                MARCH 31,                          DECEMBER 31,
                                                    ---------------------------------    -------------------------------
                                                            2001             2000              2000             1999
                                                    ----------------  ---------------    ---------------  --------------
Operating revenues:
   Traditional annuity............................. $       29,754    $      22,881      $     91,661     $     96,769
   Traditional and universal life..................         67,956           54,864           222,458          223,908
   Variable........................................         10,053            8,747            37,013           31,166
   Corporate and other.............................          7,347           11,414            42,584           45,522
                                                    ----------------  ---------------    --------------   --------------
                                                           115,110           97,906           393,716          397,365
Realized losses on investments (A).................         (1,525)             (61)          (26,098)          (2,379)
                                                    ----------------  ---------------    --------------   --------------
      Consolidated revenues........................ $      113,585           97,845      $    367,618     $    394,986
                                                    ================  ===============    ==============   ==============

Net investment income:
   Traditional annuity............................. $       29,394    $      22,573      $     90,490     $     95,869
   Traditional and universal life..................         31,981           26,337           106,867          109,158
   Variable........................................          2,385            2,140             9,007            7,417
   Corporate and other.............................          2,132            3,633            15,005           13,376
                                                    ----------------  ---------------    --------------   --------------
      Consolidated................................. $       65,892    $      54,683      $    221,369     $    225,820
                                                    ================  ===============    ==============   ==============

 Depreciation and amortization:
  Traditional annuity.............................. $          577    $         685      $      1,370     $      1,532
  Traditional and universal life...................          1,293            1,355             3,896            3,158
  Variable.........................................            241              314             1,125              552
  Corporate and other..............................          3,175            2,185            10,139           10,960
                                                    ----------------  ---------------    --------------   --------------
      Consolidated................................. $        5,286    $       4,539      $     16,530     $     16,202
                                                    ================  ===============    ==============   ==============

 Pre-tax operating income from continuing operations:
  Traditional annuity.............................. $        4,048    $       4,046      $     15,750     $     18,775
  Traditional and universal life...................         11,192           11,398            44,252           48,765
  Variable.........................................          1,010              314             1,235            1,617
  Corporate and other..............................            208           12,138            21,888           15,389
                                                    ----------------  ---------------    --------------   --------------
                                                            16,458           27,896            83,125           84,546
 Income taxes on operating income..................         (5,635)          (9,704)          (28,643)         (29,195)
 Realized losses on investments, net (A) ..........         (1,269)             (58)          (15,735)          (1,026)
                                                    ----------------  ---------------    --------------   --------------
     Consolidated income from continuing operations $        9,554    $      18,134      $     38,747     $     54,325
                                                    ================  ===============    ==============   ==============

Assets:
   Traditional annuity............................. $    1,621,795    $   1,269,538      $  1,243,475     $  1,286,237
   Traditional and universal life..................      1,925,788        1,583,621         1,606,420        1,581,037
   Variable........................................        560,771          494,235           564,051          460,890
   Corporate and other.............................        361,312          427,075           334,417          418,187
                                                    ----------------  ---------------    --------------   --------------
                                                         4,469,666        3,774,469         3,748,363        3,746,351
 Unrealized gains (losses) on investments, net (A)          32,854          (72,756)          (29,364)         (73,439)
 Other classification adjustments..................        (12,245)         (15,569)          (14,953)         (10,581)
                                                    ----------------  ---------------    --------------   --------------
      Consolidated assets.......................... $    4,490,275    $   3,686,144      $  3,704,046     $  3,662,331
                                                    ================  ===============    ==============   ==============

(A) Amounts are net of adjustments, as applicable, to amortization of unearned reserves, deferred policy acquisition costs, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

FBL Financial Group, Inc.                                         March 31, 2001


We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Depreciation and amortization are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the corporate and other segment. Depreciation and amortization for the corporate and other segment include charges relating to leases with affiliates totaling $1.7 million for the first quarter of 2001, $1.1 million for the first quarter of 2000, $4.3 million for 2000 and $3.1 million for 1999. In the statements of income, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Interest expense and expenditures for long-lived costs were not significant during the periods presented above.

FBL Financial Group, Inc.                                         March 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION INCLUDES A SUMMARY OF FBL FINANCIAL GROUP, INC.'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL CONDITION AND WHERE APPROPRIATE, FACTORS THAT MANAGEMENT BELIEVES MAY AFFECT FUTURE PERFORMANCE. PLEASE READ THIS DISCUSSION IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. UNLESS NOTED OTHERWISE, ALL REFERENCES TO FBL FINANCIAL GROUP, INC (WE OR THE COMPANY) INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND EQUITRUST LIFE INSURANCE COMPANY (EQUITRUST) (COLLECTIVELY, THE LIFE COMPANIES).

RESULTS OF OPERATIONS

We use both net income and operating income to measure our performance. Operating income represents net income excluding the impact of realized gains and losses on investments and cumulative effect of change in accounting principle. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains. While operating income is commonly used in the insurance industry as a measure of on-going earnings performance, it is not a substitute for net income determined in accordance with accounting principles generally accepted in the United States.

Effective January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, a single-state life insurance company selling traditional life and annuity products in Kansas. In connection with the acquisition, we assumed all of Kansas Farm Bureau Life's insurance business through an assumption reinsurance agreement. Revenues and expenses in the first quarter of 2001 increased compared to the first quarter of 2000 as a result of this transaction. The addition of the Kansas business did not have a significant impact on our net income applicable to common stock for the first quarter of 2001.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET INCOME applicable to common stock totaled $8.9 million in the 2001 period and $18.1 million in the 2000 period. Operating income applicable to common stock totaled $9.8 million in the 2001 period and $18.2 million in the 2000 period. Net income and adjusted operating income decreased principally due to a decrease in equity income from investments in various partnerships and joint ventures. The decrease in income is also due to an increase in death benefits and operating expenses. Furthermore, net income decreased due to an increase in realized losses on investments. The following is a reconciliation of net income to operating income.


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------------
                                                                                      2001               2000
                                                                                 ----------------  -----------------
                                                                                        (DOLLARS IN THOUSANDS,
                                                                                       EXCEPT PER SHARE AMOUNTS)
Net income applicable to common stock........................................     $        8,859    $       18,097
Adjustments:
   Net realized losses on investments........................................              1,269                58
   Cumulative effect of change in accounting for derivative instruments......               (344)                -
                                                                                 ----------------  -----------------
Adjusted operating income applicable to common stock.........................     $        9,784    $       18,155
                                                                                 ================  =================
Earnings per common share - assuming dilution................................     $         0.32    $         0.57
                                                                                 ================  =================
Adjusted operating earnings per common share - assuming dilution.............     $         0.35    $         0.57
                                                                                 ================  =================

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the fifteen-month period ended March 31, 2001. Weighted average common shares outstanding, assuming dilution, totaled 27,752,574 in the 2001 period and 31,632,871 in the 2000 period. This decrease is primarily the result of acquisitions of common stock by the Company.

FBL Financial Group, Inc.                                         March 31, 2001


A summary of our premiums and product charges is as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
                                                                                     (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges....................................     $         15,967   $        14,722
    Traditional life insurance premiums...................................               27,838            20,501
    Accident and health premiums..........................................                1,150             3,502
                                                                               ----------------   ---------------
       Total premiums and product charges.................................     $         44,955   $        38,725
                                                                               ================   ===============

PREMIUMS AND PRODUCT CHARGES increased 16.1% in the 2001 period to $45.0 million. This increase is due primarily to the addition of the Kansas Farm Bureau Life business. Revenues from this business in the 2001 period included interest sensitive product charges of $0.4 million, traditional life insurance premiums of $7.0 million and accident and health premiums of $1.0 million. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Accident and health premiums decreased as a result of a 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2000.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, increased 20.5% in the 2001 period to $65.9 million. The annualized yield earned on average invested assets increased to 7.67% in the 2001 period from 7.43% in the 2000 period due principally to an increase in fee income from bond calls. Fee income from bond calls was $1.6 million in the 2001 period compared to less than $0.1 million in the 2000 period. Average invested assets in the 2001 period increased 16.9% to $3,535.3 million due primarily to the acquisition of approximately $620.9 million in investments in connection with the Kansas Farm Bureau Life transaction.

REALIZED LOSSES ON INVESTMENTS increased to ($1.5) million in the 2001 period from ($0.1) million in the 2000 period. Realized losses include writedowns of investments that became other-than-temporarily impaired totaling $4.5 million in the 2001 period and $2.3 million in the 2000 period. These writedowns are the result of the declaration of bankruptcy, sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME and OTHER EXPENSES include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
                                                                                     (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits...................................     $         37,854   $        30,968
    Traditional life insurance and accident and health benefits...........               20,519            15,745
    Increase in traditional and accident and health future policy benefits                4,767             4,654
    Distributions to participating policyholders..........................                6,905             6,257
                                                                               ----------------   ---------------
       Total policy benefits..............................................     $         70,045   $        57,624
                                                                               ================   ===============

POLICY BENEFITS increased 21.6% in the 2001 period to $70.0 million. This increase is due primarily to the addition of the Kansas Farm Bureau Life business. Benefits incurred from this business in the 2001 period included interest sensitive product benefits of $6.4 million, traditional life insurance and accident and health benefits, including

FBL Financial Group, Inc.                                         March 31, 2001

change in reserves, of $7.4 million and distributions to participating policyholders of $0.6 million. Policy benefits also increased in the 2001 period due to an increase in the frequency and severity of death claims. Partially offsetting these increases was a decrease in accident and health benefits as a result of the 100% coinsurance of our long-term disability income business during 2000. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

A summary of the our underwriting, acquisition and insurance expenses is as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
                                                                                     (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals...................................     $         3,011   $         2,673
    Amortization of deferred policy acquisition costs......................               3,891             2,977
    Amortization of value of insurance in force acquired...................               1,297               307
    Other underwriting, acquisition and insurance expenses, net of deferrals             15,997            12,338
                                                                               ----------------   ---------------
       Total underwriting, acquisition and insurance expenses..............     $        24,196   $        18,295
                                                                               ================   ===============


UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 32.3% in the 2001 period to $24.2 million due principally to the addition of the Kansas Farm Bureau Life business. The increase in amortization of deferred policy acquisition costs is due partly to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. In addition, amortization increased due to an increase in the unamortized acquisition cost asset due to growth in the volume of business in force. In addition to an increase relating to adding the Kansas business, amortization of value of insurance in force acquired increased $0.5 million due to the impact of realized gains on the investments backing the related policyholder liabilities.

INTEREST EXPENSE decreased 26.0% in the 2001 period to $0.6 million due primarily to a decrease in the average debt outstanding during the 2001 period.

INCOME TAXES decreased 16.5% in the 2001 period to $4.6 million. The effective tax rate was 31.3% for the 2001 period and 32.1% for the 2000 period. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income. The impact of these permanent differences, which are relatively consistent from period to period, on the effective tax rate is more significant in the 2001 period due to the decrease in pre-tax income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, decreased 92.1% in the 2001 period to $0.6 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in the 2000 period is primarily driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during 2000. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

SEGMENT INFORMATION

Prior to January 1, 2001, our life insurance segment was our only reportable operating segment. The life insurance segment included activities related to the sale of life insurance, annuities and accident and health insurance products.

FBL Financial Group, Inc.                                         March 31, 2001


Operations were aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. During the first quarter of 2001, a financial reporting project to refine our line of business detail was completed. With the availability of more detailed line of business information, management now utilizes financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding segment information. A discussion of our operating results, by segment, follows.

TRADITIONAL ANNUITY SEGMENT

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
PRE-TAX OPERATING INCOME                                                             (DOLLARS IN THOUSANDS)
Operating revenues:
    Interest sensitive product charges.....................................     $           360   $           308
    Net investment income..................................................              29,394            22,573
                                                                               ----------------   ---------------
                                                                                         29,754            22,881
 Benefits and expenses.....................................................              25,706            18,835
                                                                               ----------------   ---------------
       Pre-tax operating income............................................     $         4,048   $         4,046
                                                                               ================   ===============
 OTHER DATA
 Annuity premiums collected, net of reinsurance............................     $        24,974   $        12,636
 Policy liabilities and accruals, end of period............................           1,480,707         1,154,745

Pre-tax operating income for the traditional annuity segment totaled $4.0 million for the 2001 and 2000 periods. Revenues, benefits, expenses and the volume of business in force increased in the 2001 period primarily due to the addition of the Kansas Farm Bureau Life business. The positive impact of the Kansas Farm Bureau Life business on pre-tax operating income was partially offset by an increase in the average crediting rate on our flexible premium deferred annuity contracts during the first quarter of 2001 compared to the first quarter of 2000. Effective April 1, 2001, the crediting rate on a majority of our flexible premium deferred annuity contracts decreased 25 basis points to 5.75%.

TRADITIONAL AND UNIVERSAL LIFE INSURANCE SEGMENT

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
PRE-TAX OPERATING INCOME                                                             (DOLLARS IN THOUSANDS)
Operating revenues:
    Interest sensitive product charges.....................................     $         8,137   $         7,996
    Traditional life insurance premiums and other income...................              27,838            20,531
    Net investment income..................................................              31,981            26,337
                                                                               ----------------   ---------------
                                                                                         67,956            54,864
 Benefits and expenses.....................................................              56,764            43,466
                                                                               ----------------   ---------------
       Pre-tax operating income............................................     $        11,192   $        11,398
                                                                               ================   ===============
 OTHER DATA
 Life premiums collected, net of reinsurance...............................     $        38,848   $        31,843
 Policy liabilities and accruals, end of period............................           1,630,338         1,359,978

Pre-tax operating income for the traditional and universal life insurance segment decreased 1.8% in the 2001 period to $11.2 million. Revenues, benefits, expenses and the volume of business in force increased in the 2001 period due to the addition of the Kansas Farm Bureau Life business. The positive impact of the Kansas Farm Bureau Life business on pre-tax operating income was offset by an increase in death benefits. Excluding the impact of the Kansas business, death benefits and the change in reserves on traditional life policies increased to $16.6 million in the 2001 period compared to $15.2 million in the 2000 period.

FBL Financial Group, Inc.                                         March 31, 2001

VARIABLE SEGMENT

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------
                                                                                    2001               2000
                                                                               ----------------   ---------------
PRE-TAX OPERATING INCOME                                                             (DOLLARS IN THOUSANDS)
Operating revenues:
    Interest sensitive product charges.....................................     $         7,473   $         6,418
    Net investment income..................................................               2,385             2,140
    Other income...........................................................                 195               189
                                                                               ----------------   ---------------
                                                                                         10,053             8,747
 Benefits and expenses.....................................................               9,043             8,433
                                                                               ----------------   ---------------
       Pre-tax operating income............................................     $         1,010   $           314
                                                                               ================   ===============
 OTHER DATA
 Variable premiums collected, net of reinsurance and internal rollovers....     $        24,592   $        27,093
 Policy liabilities and accruals, end of period............................             126,757           108,471
 Separate account assets, end of period....................................             317,721           284,770

Pre-tax operating income for the variable segment increased to $1.0 million in the 2001 period compared to $0.3 million in the 2000 period. This increase is attributable to an increase in interest sensitive product charges resulting from growth in the volume of business in force. Death benefits in excess of related account values on variable universal life policies increased 1.1% to $1.3 million during the 2001 period. The variable segment does not currently contribute significantly to our bottom line due to the fee income structure of these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows.

CORPORATE AND OTHER SEGMENT

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              -----------------------------------
                                                                                    2001               2000
                                                                              -----------------   ---------------
PRE-TAX OPERATING INCOME                                                             (DOLLARS IN THOUSANDS)
Operating revenues:
    Accident and health insurance premiums.................................     $         1,150   $         3,502
    Net investment income..................................................               2,132             3,633
    Other income...........................................................               4,065             4,279
                                                                              -----------------   ---------------
                                                                                          7,347            11,414
 Benefits and expenses.....................................................               6,853             9,837
                                                                              -----------------   ---------------
                                                                                            494             1,577
 Minority interest.........................................................              (1,215)           (1,255)
 Equity income, before tax.................................................                 929            11,816
                                                                              -----------------   ---------------
       Pre-tax operating income............................................     $           208   $        12,138
                                                                              =================   ===============

Pre-tax operating income for the corporate and other segment decreased to $0.2 million in the 2001 period compared to $12.1 million in the 2000 period. This decrease is primarily due to the decrease in equity income as described above. The decrease in net investment income is due to a decrease in average invested assets resulting from a smaller volume of accident and health business in force and a $75.0 million stock repurchase and tender offer during the fourth quarter of 2000.

SUBSEQUENT EVENT

Effective May 1, 2001, we entered into a coinsurance agreement whereby we assumed 90 percent of National Travelers Life Company's (NTL) traditional life, universal life and annuity business. Statutory premiums on this business during 2000 consisted of annuity premiums of $8.7 million and life premiums of $20.5 million. We will assume statutory policy reserves and liabilities on this business of approximately $334 million. NTL will, in turn, transfer to FBL cash and/or investments with a fair value equal to the liabilities, net of a ceding commission. We expect to earn approximately $0.10-$0.12 per common share annually as a result of this coinsurance transaction.

FBL Financial Group, Inc.                                         March 31, 2001


This estimate is dependent on mortality, persistency, spread and other assumptions, which may fluctuate. Additionally, on a go forward basis, we expect to coinsure 50 percent of NTL's new life and annuity business.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio increased 24.2% to $3,564.7 million at March 31, 2001 compared to $2,870.7 million at December 31, 2000. This increase is primarily the result of the addition of investments totaling $620.9 million with the Kansas Farm Bureau Life acquisition, unrealized appreciation on fixed maturity securities and positive cash flow from operations. In addition, the carrying value of our investment portfolio increased as a result of the reclassification of our fixed maturity securities classified as held for investment to the available-for-sale category in connection with an accounting change for derivatives. See Note 2 to the Notes to Consolidated Financial Statements for additional information regarding this reclassification.

Over the last several years, the mix of our life insurance and annuity business has been shifting from traditional and interest sensitive products to variable products. In addition, we have an exchange program for the rollover of universal life policies to variable universal life policies. We expect the shift to variable products to continue due to this program and the continued popularity of the variable products. A majority of premiums received on variable products are typically invested in our separate accounts as opposed to the general account investments. This trend is expected to impact the future growth rate of our investment portfolio and separate account assets.

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

Our investment portfolio is summarized in the table below:

                                                    MARCH 31, 2001                       DECEMBER 31, 2000
                                          ------------------------------------   -----------------------------------
                                           CARRYING VALUE        PERCENT         CARRYING VALUE        PERCENT
                                          -----------------  -----------------   ----------------  -----------------
                                                                   (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public..............................    $    2,357,434             66.1%       $    1,727,513          60.2%
   144A private placement..............           460,344             12.9               402,877          14.0
   Private placement...................           161,729              4.6               169,042           5.9
                                          -----------------  -----------------   ----------------  -----------------
   Total fixed maturities..............         2,979,507             83.6             2,299,432          80.1
 Equity securities.....................            39,613              1.1                30,781           1.1
 Mortgage loans on real estate.........           331,453              9.4               321,862          11.2
 Investment real estate:
   Acquired for debt...................             4,285              0.1                 5,285           0.2
   Investment..........................            18,334              0.5                18,535           0.6
 Policy loans..........................           157,457              4.4               125,987           4.4
 Other long-term investments...........             4,687              0.1                 4,118           0.1
 Short-term investments................            29,341              0.8                64,659           2.3
                                          -----------------  -----------------   ----------------  -----------------
      Total investments................    $    3,564,677            100.0%       $    2,870,659         100.0%
                                          =================  =================   ================  =================

As of March 31, 2001, 93.9% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio,

FBL Financial Group, Inc.                                         March 31, 2001


which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2001, the investment in non-investment grade debt was 6.1% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION
                                                                                          MARCH 31, 2001
                                                                                -----------------------------------
     NAIC DESIGNATION                   EQUIVALENT S&P RATINGS (1)              CARRYING VALUE         PERCENT
---------------------------   -----------------------------------------------   ----------------   ----------------
                                                                                      (DOLLARS IN THOUSANDS)
             1                (AAA, AA, A)..................................     $     1,878,104           63.0 %
             2                (BBB).........................................             920,213           30.9
                                                                                ----------------   ----------------
                              Total investment grade........................           2,798,317           93.9
             3                (BB)..........................................             127,527            4.3
             4                (B)...........................................              39,064            1.3
             5                (CCC, CC, C)..................................               6,596            0.2
             6                In or near default............................               8,003            0.3
                                                                                ----------------   ----------------
                              Total below investment grade..................             181,190            6.1
                                                                                ----------------   ----------------
                              Total fixed maturities........................     $     2,979,507          100.0 %
                                                                                ================   ================

-----------
(1) The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at March 31, 2001:


                                                                       AVAILABLE FOR SALE
                                              ----------------------------------------------------------------------
                                                                     GROSS             GROSS
                                                                   UNREALIZED        UNREALIZED        ESTIMATED
                                                AMORTIZED COST       GAINS             LOSSES         MARKET VALUE
                                              ----------------  ----------------  ----------------  ----------------
                                                                     (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies..    $      60,376     $        2,661    $         (21)    $      63,016
    State, municipal and other governments.           66,293              2,384             (393)           68,284
    Public utilities.......................          131,525              4,454           (2,308)          133,671
    Corporate securities...................        1,427,853             50,385          (29,026)        1,449,212
    Mortgage and asset-backed securities...        1,199,679             27,340           (7,008)        1,220,011
Redeemable preferred stocks................           48,136                488           (3,311)           45,313
                                              ----------------  ----------------  ----------------  ----------------
Total fixed maturities.....................    $   2,933,862     $       87,712    $     (42,067)    $   2,979,507
                                              ================  ================  ================  ================

Equity securities..........................    $      40,737     $          423    $      (1,547)    $      39,613
                                              ================  ================  ================  ================

FBL Financial Group, Inc.                                         March 31, 2001


The carrying value and estimated market value of our portfolio of fixed maturity securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    ESTIMATED
                                                                AMORTIZED COST    MARKET VALUE
                                                               ----------------   --------------
                                                                    (DOLLARS IN THOUSANDS)
                 Due in one year or less..................    $       44,639     $       44,874
                 Due after one year through five years....           298,367            301,930
                 Due after five years through ten years...           471,370            483,297
                 Due after ten years......................           871,671            884,082
                                                             ----------------  -----------------
                                                                   1,686,047          1,714,183
                 Mortgage and asset-backed securities.....         1,199,679          1,220,011
                 Redeemable preferred stocks..............            48,136             45,313
                                                             ----------------  -----------------
                                                              $    2,933,862     $    2,979,507
                                                             ================  =================

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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, we did acquire Z securities with a carrying value of $30.8 million at March 31, 2001 in connection with the KFBL acquisition. These securities generally tend to have more duration risk (risk the security's price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

FBL Financial Group, Inc.                                         March 31, 2001


The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at March 31, 2001, summarized by type of security.

                                                                                                PERCENT OF
                                                        AMORTIZED                    CARRYING     FIXED
                                                          COST        PAR VALUE       VALUE     MATURITIES
                                                      -------------  ------------  ------------ -----------
                                                                     (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential........................................ $    404,904   $   408,739   $   415,320     13.9 %
   Pass through......................................       99,508        98,997        99,945      3.4
   Planned and targeted amortization class...........       72,396        72,209        73,571      2.5
   Other.............................................       64,402        65,639        66,382      2.2
                                                      -------------  ------------  ------------ -----------
Total residential mortgage-backed securities.........      641,210       645,584       655,218     22.0
Commercial mortgage-backed securities................      245,893       244,532       246,448      8.3
Other asset-backed securities........................      312,576       314,180       318,345     10.7
                                                      -------------  ------------  ------------ -----------
Total mortgage and asset-backed securities........... $  1,199,679   $ 1,204,296   $ 1,220,011     41.0 %
                                                      =============  ============  ============ ===========

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

At March 31, 2001, we held $331.5 million or 9.4% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 2001, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at March 31, 2001 include: Pacific (30%) which includes California; and West South Central (22%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (43%) and retail facilities (35%) representing the largest holdings at March 31, 2001.

Our asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At March 31, 2001, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 9.2 years. Based on our utilization of the fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.9 as of March 31, 2001.

OTHER ASSETS

Assets other than investments generally increased due to the addition of the Kansas Farm Bureau Life business. Assets held in separate accounts decreased 3.0%, to $317.7 million at March 31, 2001 due primarily to an overall decline in market values of the investments held in the various sub accounts. This decline is consistent with the overall decline in the equity markets during the quarter. At March 31, 2001, we had total assets of $4,490.3 million, a 21.2% increase from total assets at December 31, 2000.

LIABILITIES AND REDEEMABLE PREFERRED STOCK

Policy liabilities and accruals and other policyholders' funds increased 23.2% to $3,300.1 million at March 31, 2001 primarily due to the addition of the Kansas Farm Bureau Life business, with policy-related liabilities totaling $596.2 million on the acquisition date. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. Deferred income taxes increased 159.7% to $51.3 million at March 31, 2001 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities during

FBL Financial Group, Inc.                                         March 31, 2001


the quarter. At March 31, 2001, we had total liabilities of $3,785.1 million, a 20.9% increase from total liabilities at December 31, 2000.

We issued Series C redeemable preferred stock with a carrying value of $80.7 million at March 31, 2001 in connection with the Kansas Farm Bureau Life transaction. See Note 3 of the Notes to Consolidated Financial Statements for additional details regarding the terms of this preferred stock.

STOCKHOLDERS' EQUITY

At March 31, 2001, common stockholders' equity was $524.4 million, or $19.17 per share, compared to $473.8 million, or $17.35 per share at December 31, 2000. Included in stockholders' equity per common share is $0.79 at March 31, 2001 and ($0.78) at December 31, 2000 attributable to net unrealized investment gains (losses) resulting from marking our fixed maturity securities to market value. The change in unrealized appreciation of fixed maturity and equity securities increased stockholders' equity $41.6 million during the three months ended March 31, 2001, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. Stockholders' equity also increased due to net income during the period and from the effect of reclassifying our fixed maturity securities from the held-for-investment to the available-for-sale category. Dividends paid partially offset the impact of these increases.

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

We may receive consideration during each of the two years in the period ending December 31, 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the three months ended March 31, 2001 and 2000.

During the three months ended March 31, 2001 and 2000, we paid common and preferred stock dividends totaling $3.8 million and $2.8 million respectively. It is anticipated quarterly dividend requirements for the remainder of 2001 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B preferred share, or approximately $9.4 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $3.8 million for the remainder of 2001.

FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and short-term borrowings, if needed, to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources to fund the redemption of the Series C redeemable preferred stock in 2004 and 2006.

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance

FBL Financial Group, Inc.                                         March 31, 2001


Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2001, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $49.9 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2001, we had no material commitments for capital expenditures.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. The Life Companies' liquidity positions continued to be favorable in the three-month period ended March 31, 2001, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $46.1 million in the three months ended March 31, 2001 and $1.6 million in the three months ended March 31, 2000. These funds were primarily used to increase the insurance companies' fixed maturity investment portfolio. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a collateralized borrowing capacity of $132.7 million as of March 31, 2001. At March 31, 2001, Farm Bureau Life had borrowings outstanding of $40.0 million under this arrangement, leaving a collateralized borrowing capacity of $92.7 million. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (5.01% at March 31, 2001). Fixed maturity securities with a carrying value of $44.2 million are on deposit with the FHLB as collateral for the note.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2001, included $29.3 million of short-term investments, $45.0 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $437.9 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

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

FBL Financial Group, Inc.                                         March 31, 2001


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

      o Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
      o The degree to which our products are accepted by customers and agents (including the agents of our alliance partners) will impact our future growth rate.
      o Extraordinary acts of nature or man may result in higher than expected claim activity.
      o Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2001:

     On January 12, 2001, a Form 8-K was filed in connection with the closing of the acquisition of Kansas Farm Bureau Life Insurance Company's assets and liabilities. Filed with the Form 8-K was the Articles of Amendment - Certificate of Designations Series C Voting Preferred Stock of FBL Financial Group, Inc.

FBL Financial Group, Inc.                                         March 31, 2001





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 11, 2001

                                       FBL FINANCIAL GROUP, INC.



                                       By  /s/ William J. Oddy
                                           -------------------------------------
                                           William J. Oddy
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                       By  /s/ James W. Noyce
                                           -------------------------------------
                                           James W. Noyce
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)