Form 10-Q
period 2001-06-30
FBL FINANCIAL GROUP INC
filed 2001-08-08
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                        -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,188,915 shares of Class A common stock and 1,192,990 shares of Class B common stock as of August 2, 2001.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         2001            2000
                                                                                     ------------    ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $288,661) ...........    $         --    $    284,253
     Available for sale, at market (amortized cost: 2001 - $3,174,218; 2000 -
        $2,038,161) .............................................................       3,208,432       2,015,179
   Equity securities, at market (cost: 2001 - $42,670; 2000 - $32,629) ..........          42,309          30,781
   Mortgage loans on real estate ................................................         359,355         321,862
   Investment real estate, less allowances for depreciation of $3,462 in 2001
     and $3,061 in 2000 .........................................................          21,838          23,820
   Policy loans .................................................................         181,757         125,987
   Other long-term investments ..................................................           5,431           4,118
   Short-term investments .......................................................          24,738          64,659
                                                                                     ------------    ------------
Total investments ...............................................................       3,843,860       2,870,659

Cash and cash equivalents .......................................................         121,309           3,099
Securities and indebtedness of related parties ..................................          57,350          52,458
Accrued investment income .......................................................          48,204          34,656
Accounts and notes receivable ...................................................             199             107
Amounts receivable from affiliates ..............................................           7,281           6,522
Reinsurance recoverable .........................................................          62,004          51,312
Deferred policy acquisition costs ...............................................         295,881         250,971
Value of insurance in force acquired ............................................          61,304          14,264
Property and equipment, less allowances for depreciation of $45,700 in 2001
   and $44,742 in 2000 ..........................................................          45,094          59,152
Current income taxes recoverable ................................................           7,125           8,496
Goodwill, less accumulated amortization of $5,259 in 2001 and $4,878 in
   2000 .........................................................................           9,477           8,554
Other assets ....................................................................          27,975          16,389
Assets held in separate accounts ................................................         347,721         327,407







                                                                                     ------------    ------------
        Total assets ............................................................    $  4,934,784    $  3,704,046
                                                                                     ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2001            2000
                                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products ..........................................    $  2,201,654    $  1,598,958
        Traditional life insurance and accident and health products ..........       1,046,573         773,372
        Unearned revenue reserve .............................................          30,838          29,382
     Other policy claims and benefits ........................................          16,911          10,378
                                                                                  ------------    ------------
                                                                                     3,295,976       2,412,090
   Other policyholders' funds:
     Supplementary contracts without life contingencies ......................         242,101         170,404
     Advance premiums and other deposits .....................................         113,014          81,739
     Accrued dividends .......................................................          14,090          13,385
                                                                                  ------------    ------------
                                                                                       369,205         265,528

   Short-term debt payable to affiliate ......................................              --           9,943
   Amounts payable to affiliates .............................................           3,862             136
   Long-term debt ............................................................          40,000          40,000
   Deferred income taxes .....................................................          54,104          19,749
   Other liabilities .........................................................         113,723          55,248
   Liabilities related to separate accounts ..................................         347,721         327,407
                                                                                  ------------    ------------
        Total liabilities ....................................................       4,224,591       3,130,101

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
      of subsidiary trust ....................................................          97,000          97,000
   Other .....................................................................             174             142

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000
   shares ....................................................................          81,331              --

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .....           3,000           3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,178,762 shares in 2001 and 26,115,120 shares
     in 2000 .................................................................          38,465          37,769
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares .................................           7,564           7,563
   Accumulated other comprehensive income (loss) .............................          17,139         (22,445)
   Retained earnings .........................................................         465,520         450,916
                                                                                  ------------    ------------
     Total stockholders' equity ..............................................         531,688         476,803
                                                                                  ------------    ------------
        Total liabilities and stockholders' equity ...........................    $  4,934,784    $  3,704,046
                                                                                  ============    ============

                             See accompanying notes

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------    ----------------------------
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
Revenues:
    Interest sensitive product charges .....................   $     17,550    $     15,025    $     33,517    $     29,747
    Traditional life insurance premiums ....................         31,024          23,964          58,862          44,465
    Accident and health premiums ...........................          1,072           3,637           2,222           7,139
    Net investment income ..................................         71,058          55,373         136,950         110,056
    Realized gains (losses) on investments .................            253          (4,148)         (1,269)         (4,209)
    Other income ...........................................          4,115           4,959           8,375           9,457
                                                               ------------    ------------    ------------    ------------
       Total revenues ......................................        125,072          98,810         238,657         196,655
Benefits and expenses:
    Interest sensitive product benefits ....................         40,830          33,007          78,684          63,975
    Traditional life insurance and accident and health
       benefits ............................................         20,838          16,783          41,357          32,528
    Increase in traditional life and accident and health
       future policy benefits ..............................          8,065           7,436          12,832          12,090
    Distributions to participating policyholders ...........          7,595           6,394          14,500          12,651
    Underwriting, acquisition and insurance expenses .......         24,527          18,766          48,723          37,061
    Interest expense .......................................            457             910           1,094           1,771
    Other expenses .........................................          2,672           3,272           6,588           7,091
                                                               ------------    ------------    ------------    ------------
       Total benefits and expenses .........................        104,984          86,568         203,778         167,167
                                                               ------------    ------------    ------------    ------------
                                                                     20,088          12,242          34,879          29,488
Income taxes ...............................................         (5,928)         (3,744)        (10,554)         (9,281)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily
       redeemable preferred stock of subsidiary trust ......         (1,212)         (1,212)         (2,425)         (2,425)
    Other ..................................................            (54)             --             (56)            (42)
Equity income (loss), net of related income taxes ..........           (630)          2,379             (26)         10,059
                                                               ------------    ------------    ------------    ------------
    Income before cumulative effect of change in
       accounting principle ................................         12,264           9,665          21,818          27,799
    Cumulative effect of change in accounting for
       derivative instruments ..............................             --              --             344              --
                                                               ------------    ------------    ------------    ------------
Net income .................................................         12,264           9,665          22,162          27,799
Dividend on Series B and C preferred stock .................         (1,046)            (38)         (2,085)            (75)
                                                               ------------    ------------    ------------    ------------
Net income applicable to common stock ......................   $     11,218    $      9,627    $     20,077    $     27,724
                                                               ============    ============    ============    ============

Earnings per common share:
    Income before accounting change ........................   $       0.41    $       0.31    $       0.72    $       0.89
    Cumulative effect of change in accounting for
       derivative instruments ..............................             --              --            0.01              --
                                                               ------------    ------------    ------------    ------------
    Earnings per common share ..............................   $       0.41    $       0.31    $       0.73    $       0.89
                                                               ============    ============    ============    ============

Earnings per common share - assuming dilution:
    Income before accounting change ........................   $       0.40    $       0.31    $       0.71    $       0.88
    Cumulative effect of change in accounting for
       derivative instruments ..............................             --              --            0.01              --
                                                               ------------    ------------    ------------    ------------
    Earnings per common share - assuming dilution ..........   $       0.40    $       0.31    $       0.72    $       0.88
                                                               ============    ============    ============    ============

 Cash dividends per common share ...........................   $       0.10    $       0.09    $       0.20    $       0.18
                                                               ============    ============    ============    ============

                             See accompanying notes

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 ACCUMULATED
                                       SERIES B      CLASS A        CLASS B         OTHER                         TOTAL
                                      PREFERRED      COMMON         COMMON      COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                        STOCK         STOCK          STOCK      INCOME (LOSS)    EARNINGS        EQUITY
                                    ------------  ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2000 .......  $      3,000  $     42,308   $      7,558   $    (49,917)  $    502,059   $    505,008
  Comprehensive income:
     Net income for six months
       ended June 30, 2000 .......            --            --             --             --         27,799         27,799
     Change in net unrealized
       investment gains/losses ...            --            --             --        (11,119)            --        (11,119)
                                                                                                              ------------
   Total comprehensive income ....                                                                                  16,680
  Purchase of 608,379 shares
     of common stock .............            --          (852)            --             --         (9,612)       (10,464)
  Issuance of 117,268 shares of
     common stock under employee
     benefit and stock option
     plans, including related
     income tax benefit ..........            --         1,178             --             --             --          1,178
  Adjustment resulting from
     capital transactions of
     equity investee .............            --           (87)           (15)            --             --           (102)
  Dividends on preferred stock ...            --            --             --             --            (75)           (75)
  Dividends on common stock ......            --            --             --             --         (5,583)        (5,583)
                                    ------------  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2000 .........  $      3,000  $     42,547   $      7,543   $    (61,036)  $    514,588   $    506,642
                                    ============  ============   ============   ============   ============   ============

Balance at January 1, 2001 .......  $      3,000  $     37,769   $      7,563   $    (22,445)  $    450,916   $    476,803
  Comprehensive income:
     Net income for six months
       ended June 30, 2001 .......            --            --             --             --         22,162         22,162
     Cumulative effect of
       change in accounting
       for derivative
       instruments ...............            --            --             --          2,406             --          2,406
     Change in net unrealized
       investment gains/losses ...            --            --             --         37,178             --         37,178
                                                                                                              ------------
   Total comprehensive income ....                                                                                  61,746
  Issuance of 63,642 shares of
     common stock under
     employee benefit and
     stock option plans,
     including related income
     tax benefit .................            --           691             --             --             --            691
  Adjustment resulting from
     capital transactions of
     equity investee .............            --             5              1             --             --              6
  Dividends on preferred stock ...            --            --             --             --         (2,085)        (2,085)
  Dividends on common stock ......            --            --             --             --         (5,473)        (5,473)
                                    ------------  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2001 .........  $      3,000  $     38,465   $      7,564   $     17,139   $    465,520   $    531,688
                                    ============  ============   ============   ============   ============   ============


Comprehensive income (loss) totaled $7.8 million in the second quarter of 2001 and ($3.1) million in the second quarter of 2000.


                             See accompanying notes

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                      -----------------------------
                                                                                          2001             2000
                                                                                      ------------     ------------
OPERATING ACTIVITIES
Net income .......................................................................    $     22,162     $     27,799
Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances .....................................          66,533           52,269
       Charges for mortality and administration ..................................         (32,688)         (29,369)
       Deferral of unearned revenues .............................................           1,227            1,431
       Amortization of unearned revenue reserve ..................................            (772)            (467)
    Provision for depreciation and amortization ..................................           7,899            8,416
    Equity income ................................................................              26          (10,059)
    Realized losses on investments ...............................................           1,269            4,209
    Increase in traditional life and accident and health benefit accruals ........          12,832           12,090
    Policy acquisition costs deferred ............................................         (21,666)         (21,456)
    Amortization of deferred policy acquisition costs ............................           8,352            5,837
    Provision for deferred income taxes ..........................................           3,277            5,826
    Other ........................................................................          14,980           (4,376)
                                                                                      ------------     ------------
Net cash provided by operating activities ........................................          83,431           52,150

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment .......................................              --           29,380
    Fixed maturities - available for sale ........................................         277,420          119,222
    Equity securities ............................................................           6,349           11,343
    Mortgage loans on real estate ................................................          16,152           22,810
    Investment real estate .......................................................           1,528              644
    Policy loans .................................................................          20,947           15,429
    Other long-term investments ..................................................              86              502
    Short-term investments - net .................................................          78,639            4,367
                                                                                      ------------     ------------
                                                                                           401,121          203,697
Acquisition of investments:
    Fixed maturities - available for sale ........................................        (315,217)        (152,602)
    Equity securities ............................................................          (6,392)          (2,368)
    Mortgage loans on real estate ................................................         (22,903)         (22,994)
    Policy loans .................................................................         (22,220)         (17,299)
    Other long-term investments ..................................................          (1,252)              --
                                                                                      ------------     ------------
                                                                                          (367,984)        (195,263)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                      -----------------------------
                                                                                          2001             2000
                                                                                      ------------     ------------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other distributions from
    equity investees .............................................................    $      6,130     $      3,003
Investments in and advances to equity investees ..................................          (1,102)            (305)
Net proceeds from sale of discontinued operations ................................           2,000            2,000
Net cash received in acquisition and coinsurance transaction .....................           3,202               --
Net sales (purchases) of property and equipment and other ........................          (2,621)          (4,364)
                                                                                      ------------     ------------
Net cash provided by investing activities ........................................          40,746            8,768

FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited to policyholder
    account balances .............................................................         151,029          123,693
Return of policyholder account balances on interest sensitive and variable
    products .....................................................................        (148,923)        (164,984)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust .............................................................          (2,425)          (2,425)
Other contributions (distributions) related to minority interests - net ..........             (24)              50
Purchase of common stock .........................................................              --          (10,464)
Issuance of common stock .........................................................             608            1,140
Dividends paid ...................................................................          (6,232)          (5,658)
                                                                                      ------------     ------------
Net cash used in financing activities ............................................          (5,967)         (58,648)
                                                                                      ------------     ------------
Increase in cash and cash equivalents ............................................         118,210            2,270
Cash and cash equivalents at beginning of period .................................           3,099            6,482
                                                                                      ------------     ------------
Cash and cash equivalents at end of period .......................................    $    121,309     $      8,752
                                                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest .....................................................................    $      1,034     $      1,778
    Income taxes .................................................................           4,962           11,407


                             See accompanying notes.

FBL Financial Group, Inc.                                          June 30, 2001


                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2000 included in our annual report on Form 10-K.

2.       ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (Statements) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Under the new Statements, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. We will apply the new Statements on accounting for goodwill beginning in the first quarter of 2002. For 2002, application of the nonamortization provisions is expected to result in an increase in net income of $1.1 million ($0.04 per share). While no impairments are anticipated, we will perform the first of the required impairment tests of goodwill as of January 1, 2002.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement No. 133 allows companies to transfer securities classified as held for investment to either the available-for-sale or trading categories in connection with the adoption of the new standard. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. We adopted the Statements on January 1, 2001, their effective dates.

The cumulative effect of adopting these Statements on net income was $0.3 million. This amount represents the difference in accumulated net unrealized capital gains (losses) on the date of adoption, net of tax, resulting from the change in accounting for the conversion features embedded in our convertible fixed maturity securities. Income before cumulative effect of change in accounting for derivative instruments for the six-month period ended June 30, 2001 was approximately $0.3 million less than what would have been recorded without the accounting change due primarily to a decrease in the fair value of these conversion features during the period. The fair value of the conversion features embedded in convertible fixed maturity securities is estimated using an option-pricing model. Except for the convertible fixed maturity securities, we do not own any other derivatives or embedded derivatives that are subject to the Statements.

Upon the adoption of Statement No. 133, we transferred our fixed maturity securities classified as held for investment to the available-for-sale category. In connection with this transfer, the securities were marked to market and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, was credited to stockholders' equity during the period.

FBL Financial Group, Inc.                                          June 30, 2001


3.       COINSURANCE AGREEMENT AND ACQUISITION

On May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued subsequent to May 1, 2001. We received investments and other assets in consideration for the policy liabilities assumed. Assets and liabilities recorded in connection with this agreement as of May 1, 2001 were as follows (dollars in thousands):

ASSETS                                              LIABILITIES
Investments............................ $ 299,252   Policy liabilities and accruals .... $ 326,506
Cash...................................       340   Other policyholder funds............    10,450
Deferred policy acquisition costs .....    35,499   Other liabilities...................     3,183
Other assets...........................     5,048
                                        ---------                                        ---------
       Total........................... $ 340,139          Total........................ $ 340,139
                                        =========                                        =========

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company for $80.7 million. The acquisition was accounted for using purchase accounting. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands):

ASSETS                                              LIABILITIES AND STOCKHOLDER'S EQUITY
Investments............................ $ 620,856   Policy liabilities and accruals..... $ 522,953
Cash...................................     2,863   Other policyholder funds............    76,738
Value of insurance in force acquired ..    51,865   Other liabilities...................    12,824
Goodwill...............................     1,304                                        ---------
Other assets...........................    16,315      Total liabilities................   612,515
                                        ---------   Stockholder's equity................    80,688
       Total........................... $ 693,203                                        ---------
                                        =========          Total........................ $ 693,203
                                                                                         =========

During the second quarter of 2001, certain purchase price allocation adjustments were made to record an additional $3.5 million of policy liabilities acquired as a result of refinements made to preliminary amounts recorded in the initial opening balance sheet. This adjustment resulted in a $1.5 million increase to value of insurance in force acquired, a $0.7 million decrease in deferred income tax liability and the establishment of $1.3 million in goodwill. Acquisition costs totaling $0.7 million have been deferred and included as a component of goodwill. Goodwill is being amortized during 2001 using the straight-line method and a 20-year amortization schedule.

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

4.       INVESTMENT OPERATIONS

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as "available for sale" and are reported at market value. Unrealized gains and losses on these securities are included directly in stockholders' equity as a component of accumulated other comprehensive income or loss. The unrealized gains and losses included in accumulated other comprehensive income or loss are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Prior to the adoption of Statement No. 133, we had certain securities classified as "held for investment."

FBL Financial Group, Inc.                                          June 30, 2001


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

Net unrealized investment gains (losses) as reported were comprised of the following:

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001             2000
                                                                                    ------------     ------------
                                                                                        (DOLLARS IN THOUSANDS)
Unrealized appreciation (depreciation) on fixed maturity and equity securities
  available for sale ...........................................................    $     33,853     $    (24,830)
Adjustments for assumed changes in amortization pattern of:
  Deferred policy acquisition costs ............................................          (1,701)           2,202
  Value of insurance in force acquired .........................................          (2,244)             271
  Unearned revenue reserve .....................................................             217             (180)
Provision for deferred income taxes ............................................         (10,544)           7,888
                                                                                    ------------     ------------
                                                                                          19,581          (14,649)
Proportionate share of net unrealized investment losses of equity investees ....          (2,442)          (7,796)
                                                                                    ------------     ------------
Net unrealized investment gains (losses) .......................................    $     17,139     $    (22,445)
                                                                                    ============     ============

5.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at June 30, 2001 and at December 31, 2000. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (3.92% at June 30, 2001 and 6.50% at December 31, 2000). Fixed maturity securities with a carrying value of $42.4 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $38.9 million on the line of credit from the FHLB at June 30, 2001 with appropriate increased collateral deposits.

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

6.       CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 2001, management is not aware of any claims for which a material loss is reasonably possible.

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

Effective January 1, 2001, we switched our insurance coverage for employee health and welfare claims from indemnity insurance primarily to self-insurance. However, claims in excess of self-insurance levels are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims incurred during the period. Accordingly, no accruals are recorded on our financial

FBL Financial Group, Inc.                                          June 30, 2001


statements for unpaid claims and claims incurred but not reported. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We may earn additional consideration during each of the two years in the period ended December 31, 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the two year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of June 30, 2001. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

7.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2000             2001             2000
                                                       ------------     ------------     ------------     ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income before accounting change ...............    $     12,264     $      9,665     $     21,818     $     27,799
       Cumulative effect of change in accounting
           for derivative instruments .............              --               --              344               --
                                                       ------------     ------------     ------------     ------------
    Net income ....................................          12,264            9,665           22,162           27,799
    Dividends on Series B and C preferred stock ...          (1,046)             (38)          (2,085)             (75)
                                                       ------------     ------------     ------------     ------------
       Numerator for earnings per common
           share-income available to common
           stockholders ...........................    $     11,218     $      9,627     $     20,077     $     27,724
                                                       ============     ============     ============     ============
Denominator:
    Denominator for earnings per common share
       - weighted-average shares ..................      27,367,776       31,023,248       27,347,561       31,110,481
    Effect of dilutive securities - employee stock
       options ....................................         460,771          394,851          435,534          414,852
                                                       ------------     ------------     ------------     ------------
       Denominator for diluted earnings per
           common share - adjusted weighted-
           average shares .........................      27,828,547       31,418,099       27,783,095       31,525,333
                                                       ============     ============     ============     ============

Earnings per common share:
    Income before accounting change ...............    $       0.41     $       0.31     $       0.72     $       0.89
       Cumulative effect of change in accounting
           for derivative instruments .............              --               --             0.01               --
                                                       ------------     ------------     ------------     ------------
    Earnings per common share .....................            0.41             0.31             0.73             0.89
                                                       ============     ============     ============     ============

 Earnings per common share - assuming dilution:
    Income before accounting change ...............    $       0.40     $       0.31     $       0.71     $       0.88
       Cumulative effect of change in accounting
           for derivative instruments .............              --               --             0.01               --
                                                       ------------     ------------     ------------     ------------
    Earnings per common share .....................    $       0.40     $       0.31     $       0.72     $       0.88
                                                       ============     ============     ============     ============

FBL Financial Group, Inc.                                          June 30, 2001


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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

    * Investments and related investment income not specifically allocated to our product segments
    * Interest expense and minority interest pertaining to distributions on trust preferred securities
    * Accident and health insurance products, primarily long-term disability income insurance
    *    Advisory services for the management of investments and other companies
    * Marketing and distribution services for the sale of mutual funds and insurance products not issued by us
    *    Leasing services, primarily with affiliates

Financial information concerning our operating segments is as follows. Information for the three and six months ended June 30, 2000 has been restated to conform to the new segment presentation.

FBL Financial Group, Inc.                                          June 30, 2001


                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2000             2001             2000
                                                       ------------     ------------     ------------     ------------
Operating revenues:
   Traditional annuity ............................    $     31,317     $     23,101     $     61,071     $     45,982
   Traditional and universal life .................          75,982           58,578          143,938          113,442
   Variable .......................................          10,475            9,154           20,528           17,901
   Corporate and other ............................           7,103           12,168           14,450           23,582
                                                       ------------     ------------     ------------     ------------
                                                            124,877          103,001          239,987          200,907
Realized losses on investments (A) ................             195           (4,191)          (1,330)          (4,252)
                                                       ------------     ------------     ------------     ------------
   Consolidated revenues ..........................    $    125,072     $     98,810     $    238,657     $    196,655
                                                       ============     ============     ============     ============

Pre-tax operating income from continuing
   operations:
   Traditional annuity ............................    $      5,544     $      4,253     $      9,592     $      8,299
   Traditional and universal life .................          12,102            9,677           23,294           21,075
   Variable .......................................             935               38            1,945              352
   Corporate and other ............................            (923)           4,595             (715)          16,733
                                                       ------------     ------------     ------------     ------------
                                                             17,658           18,563           34,116           46,459
   Income taxes on operating income ...............          (5,523)          (6,382)         (11,158)         (16,086)
   Realized losses on investments, net (A) ........             129           (2,516)          (1,140)          (2,574)
                                                       ------------     ------------     ------------     ------------
      Consolidated income from continuing
         operations ...............................    $     12,264     $      9,665     $     21,818     $     27,799
                                                       ============     ============     ============     ============

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

FBL Financial Group, Inc.                                          June 30, 2001


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

Effective May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued subsequent to May 1, 2001. Effective January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, a single-state life insurance company selling traditional life and annuity products in Kansas. In connection with this acquisition, we assumed all of Kansas Farm Bureau Life's insurance business through an assumption reinsurance agreement. Revenues and expenses for the three and six months ended June 30, 2001 increased compared to respective periods in 2000 as a result of the NTL and Kansas transactions. Operating income increased approximately $1.0 million, or $0.04 per common share, during the six months ended June 30, 2001 as a result of this new business.

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

NET INCOME applicable to common stock increased 16.5% in the second quarter of 2001 to $11.2 million and decreased 27.6% in the six months ended June 30, 2001 to $20.1 million. Operating income applicable to common stock decreased 8.7% in the second quarter of 2001 to $11.1 million and 31.1% in the six months ended June 30, 2001 to $20.9 million. Net income increased in the second quarter due primarily to an increase in realized gains on investments and the impact of the Kansas and NTL transactions. Net income for the six months and operating income in both periods decreased principally due to decreases in equity income from investments in various partnerships and joint ventures. For the six-month period, the decrease in equity income was partially offset by a decrease in realized losses on investments. The following is a reconciliation of net income to operating income.

FBL Financial Group, Inc.                                          June 30, 2001


                                                   THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------    -----------------------------
                                                      2001             2000            2001             2000
                                                  ------------     ------------    ------------     ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ........    $     11,218     $      9,627    $     20,077     $     27,724
Adjustments:
    Net realized losses (gains) on
       investments ...........................            (129)           2,516           1,140            2,574
    Cumulative effect of change in
       accounting for derivative
       instruments ...........................              --               --            (344)              --
                                                  ------------     ------------    ------------     ------------
Operating income applicable to common
    stock ....................................    $     11,089     $     12,143    $     20,873     $     30,298
                                                  ============     ============    ============     ============
Earnings per common share - assuming
    dilution .................................    $       0.40     $       0.31    $       0.72     $       0.88
                                                  ============     ============    ============     ============
Operating income per common share -
    assuming dilution ........................    $       0.40     $       0.39    $       0.75     $       0.96
                                                  ============     ============    ============     ============

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the eighteen-month period ended June 30, 2001. Weighted average common shares outstanding, assuming dilution, decreased 11.4% in the second quarter of 2001 to 27,828,547 and 11.9% in the six months ended June 30, 2001 to 27,783,095. These decreases are primarily the result of acquisitions of common stock by the Company.

A summary of our premiums and product charges is as follows:

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)
Premiums and product charges:
   Interest sensitive product charges ........    $     17,550    $     15,025    $     33,517    $     29,747
   Traditional life insurance premiums .......          31,024          23,964          58,862          44,465
   Accident and health premiums ..............           1,072           3,637           2,222           7,139
                                                  ------------    ------------    ------------    ------------
      Total premiums and product charges .....    $     49,646    $     42,626    $     94,601    $     81,351
                                                  ============    ============    ============    ============

PREMIUMS AND PRODUCT CHARGES increased 16.5% in the second quarter of 2001 to $49.6 million and 16.3% in the six months ended June 30, 2001 to $94.6 million. These increases are due primarily to the addition of the Kansas Farm Bureau Life and NTL business. Revenues from this business in the six-month period included interest sensitive product charges of $2.5 million, traditional life insurance premiums of $13.2 million and accident and health premiums of $2.1 million. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Accident and health premiums decreased as a result of a 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2000.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, increased 28.3% in the second quarter of 2001 to $71.1 million and 24.4% in the six months ended June 30, 2001 to $137.0 million. The annualized yield earned on average invested assets increased to 7.61% in the six months ended June 30, 2001 from 7.42% in the respective 2000 period due principally to an increase in fee income from bond calls and mortgage loan prepayments. Fee income from bond calls and mortgage loan prepayments was $3.1 million in the 2001 period compared to less than $0.1 million in the 2000 period. Average invested assets in the 2001 period increased 21.4% to $3,665.4 million (based on securities at amortized cost) due primarily to the acquisition of approximately $620.9 million in investments in connection with the Kansas Farm Bureau Life transaction and $299.3 million in investments in connection with the NTL transaction.

FBL Financial Group, Inc.                                          June 30, 2001


REALIZED GAINS (LOSSES) ON INVESTMENTS totaled $0.3 million in the second quarter of 2001 compared to ($4.1) million in the second quarter of 2000. For the six months ended June 30, 2001 realized losses decreased 69.9% to ($1.3) million. Realized losses during the six month periods include writedowns of investments that became other-than-temporarily impaired totaling $4.5 million in 2001 and $5.5 million in 2000. These writedowns are the result of the declaration of bankruptcy, sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME AND OTHER EXPENSES include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

                                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------    ----------------------------
                                                               2001            2000            2001            2000
                                                           ------------    ------------    ------------    ------------
                                                                              (DOLLARS IN THOUSANDS)
Policy benefits:
   Interest sensitive product benefits ................    $     40,830    $     33,007    $     78,684    $     63,975
   Traditional life insurance and accident and health
      benefits ........................................          20,838          16,783          41,357          32,528
   Increase in traditional and accident and health
      future policy benefits ..........................           8,065           7,436          12,832          12,090
   Distributions to participating policyholders .......           7,595           6,394          14,500          12,651
                                                           ------------    ------------    ------------    ------------
      Total ...........................................    $     77,328    $     63,620    $    147,373    $    121,244
                                                           ============    ============    ============    ============

POLICY BENEFITS increased 21.5% in the second quarter of 2001 to $77.3 million and 21.6% in the six months ended June 30, 2001 to $147.4 million. These increase are due primarily to the addition of the Kansas Farm Bureau Life and NTL business. Benefits incurred from this business for the six-month period included interest sensitive product benefits of $15.8 million, traditional life insurance and accident and health benefits, including change in reserves, of $14.9 million and distributions to participating policyholders of $1.6 million. Partially offsetting these increases was a decrease in accident and health benefits as a result of the 100% coinsurance of our long-term disability income business during 2000. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

A summary of the our underwriting, acquisition and insurance expenses is as follows:

                                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------    ----------------------------
                                                               2001            2000            2001            2000
                                                           ------------    ------------    ------------    ------------
                                                                              (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
   Commission expense, net of deferrals ...............    $      2,910    $      2,707    $      5,921    $      5,380
   Amortization of deferred policy acquisition costs ..           4,461           2,860           8,352           5,837
   Amortization of value of insurance in force
      acquired ........................................           1,014             345           2,311             652
   Other underwriting, acquisition and insurance
      expenses, net of deferrals ......................          16,142          12,854          32,139          25,192
                                                           ------------    ------------    ------------    ------------
      Total ...........................................    $     24,527    $     18,766    $     48,723    $     37,061
                                                           ============    ============    ============    ============

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 30.7% in the second quarter of 2001 to $24.5 million and 31.5% in the six months ended June 30, 2001 to $48.7 million due principally to the addition of the Kansas Farm Bureau Life and NTL business. The increase in amortization of deferred policy acquisition costs is due partly to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized

FBL Financial Group, Inc.                                          June 30, 2001


or that have higher amortization factors. In addition, amortization increased due to an increase in the unamortized acquisition cost asset due to the NTL transaction and growth in the volume of business in force. In addition to an increase relating to adding the Kansas business, amortization of value of insurance in force acquired increased $0.7 million during the six month period as a result of the impact of realized gains on the investments backing the related policyholder liabilities.

INTEREST EXPENSE decreased 49.8% in the second quarter of 2001 to $0.5 million and 38.2% in the six months ended June 30, 2001 to $1.1 million due to a decrease in the average debt outstanding and a decrease in the interest rate on our $40.0 million of variable-rate debt.

INCOME TAXES increased 58.3% in the second quarter of 2001 to $5.9 million and 13.7% in the six months ended June 30, 2001 to $10.6 million. The effective tax rate for the six months ended June 30, 2001 was 30.3% compared to 31.5% for the respective period in 2000. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

EQUITY INCOME (LOSS), NET OF RELATED INCOME TAXES, decreased 126.5% in the second quarter of 2001 to ($0.6) million and 100.3% in the six months ended June 30, 2001 to ($26,000). Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in the 2000 period is primarily driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during 2000. The losses recorded in the 2001 periods are also generally attributable to these venture capital investment companies. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

FBL Financial Group, Inc.                                          June 30, 2001


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

TRADITIONAL ANNUITY SEGMENT

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ..............    $        179    $        363    $        539    $        671
   Net investment income ...........................          31,138          22,738          60,532          45,311
                                                        ------------    ------------    ------------    ------------
                                                              31,317          23,101          61,071          45,982
Benefits and expenses ..............................          25,773          18,848          51,479          37,683
                                                        ------------    ------------    ------------    ------------
      Pre-tax operating income .....................    $      5,544    $      4,253    $      9,592    $      8,299
                                                        ============    ============    ============    ============
OTHER DATA
Annuity premiums collected, net of reinsurance .....    $     25,863    $     14,557    $     50,837    $     27,193
Policy liabilities and accruals, end of period .....                                       1,597,305       1,140,788

Pre-tax operating income for the traditional annuity segment increased 30.4% in the second quarter of 2001 to $5.5 million and 15.6% in the six months ended June 30, 2001 to $9.6 million. Revenues, benefits, expenses and the volume of business in force increased primarily due to the addition of the Kansas Farm Bureau Life and NTL business. For the six-month period, the positive impact of the Kansas Farm Bureau Life and NTL business on pre-tax operating income was partially offset by an increase in the average crediting rate on our flexible premium deferred annuity contracts during the first quarter of 2001 compared to the first quarter of 2000. Effective April 1, 2001, the crediting rate on a majority of our flexible premium deferred annuity contracts decreased 25 basis points to 5.75%.

TRADITIONAL AND UNIVERSAL LIFE INSURANCE SEGMENT

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ..............    $      9,669    $      7,930    $     17,806    $     15,926
   Traditional life insurance premiums and other
      income .......................................          31,024          23,985          58,862          44,516
   Net investment income ...........................          35,289          26,663          67,270          53,000
                                                        ------------    ------------    ------------    ------------
                                                              75,982          58,578         143,938         113,442
Benefits and expenses ..............................          63,880          48,901         120,644          92,367
                                                        ------------    ------------    ------------    ------------
      Pre-tax operating income .....................    $     12,102    $      9,677    $     23,294    $     21,075
                                                        ============    ============    ============    ============
OTHER DATA
Life premiums collected, net of reinsurance ........    $     43,194    $     34,728    $     82,042    $     66,571
Policy liabilities and accruals, end of period .....                                       1,869,821       1,366,351

FBL Financial Group, Inc.                                          June 30, 2001


Pre-tax operating income for the traditional and universal life insurance segment increased 25.1% in the second quarter of 2001 to $12.1 million and 10.5% in the six months ended June 30, 2001 to $23.3 million. Revenues, benefits, expenses and pre-tax operating income increased due to the addition of the Kansas Farm Bureau Life and NTL business. In addition, excluding the impact of Kansas Farm Bureau Life and NTL, death benefits decreased to $11.7 million in the second quarter of 2001 from $14.0 million in the second quarter of 2000. For the six month periods, death benefits, excluding the impact of Kansas Farm Bureau Life and NTL, totaled $25.9 million in 2001 and 2000.

VARIABLE SEGMENT

                                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------    ------------------------------
                                                              2001             2000             2001             2000
                                                         -------------    -------------    -------------    -------------
                                                                              (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ...............    $       7,760    $       6,775    $      15,233    $      13,193
   Net investment income ............................            2,505            2,185            4,890            4,325
   Other income .....................................              210              194              405              383
                                                         -------------    -------------    -------------    -------------
                                                                10,475            9,154           20,528           17,901
Benefits and expenses ...............................            9,540            9,116           18,583           17,549
                                                         -------------    -------------    -------------    -------------
       Pre-tax operating income .....................    $         935    $          38    $       1,945    $         352
                                                         =============    =============    =============    =============
OTHER DATA
Variable premiums collected, net of reinsurance and
   internal rollovers ...............................    $      28,483    $      32,845    $      53,075    $      59,938
Policy liabilities and accruals, end of period ......                                            134,214          115,736
Separate account assets, end of period ..............                                            347,721          306,404

Pre-tax operating income for the variable segment increased to $0.9 million in the second quarter of 2001 from $38,000 in the first quarter of 2000. Pre-tax operating income increased to $1.9 million in the six-months ended June 30, 2001 from $0.4 million in the respective 2000 period. This increase is generally attributable to more favorable mortality experience and an increase in interest sensitive product charges resulting from growth in the volume of business in force. Death benefits in excess of related account values on variable universal life policies decreased 22.7% in the second quarter of 2001 to $1.4 million and 12.8% in the six months ended June 30, 2001 to $2.6 million. The variable segment does not currently contribute significantly to our bottom line due to the fee income structure of these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows.

CORPORATE AND OTHER SEGMENT

                                                           THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------    ------------------------------
                                                             2001             2000             2001             2000
                                                         ------------     ------------     ------------     ------------
                                                                              (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Accident and health insurance premiums ...........    $      1,072     $      3,637     $      2,222     $      7,139
   Net investment income ............................           2,126            3,787            4,258            7,420
   Other income .....................................           3,905            4,744            7,970            9,023
                                                         ------------     ------------     ------------     ------------
                                                                7,103           12,168           14,450           23,582
Benefits and expenses ...............................           5,791           10,022           12,644           19,859
                                                         ------------     ------------     ------------     ------------
                                                                1,312            2,146            1,806            3,723
Minority interest ...................................          (1,266)          (1,212)          (2,481)          (2,467)
Equity income (loss), before tax ....................            (969)           3,661              (40)          15,477
                                                         ------------     ------------     ------------     ------------
      Pre-tax operating income (loss) ...............    $       (923)    $      4,595     $       (715)    $     16,733
                                                         ============     ============     ============     ============

Pre-tax operating income for the corporate and other segment decreased 120.1% in the second quarter of 2001 to ($0.9) million and 104.3% in the six months ended June 30, 2001 to ($0.7) million. This decrease is primarily due

FBL Financial Group, Inc.                                          June 30, 2001


to the decrease in equity income as described above. The decrease in net investment income is due to a decrease in average invested assets resulting from a smaller volume of accident and health business in force and a $75.0 million stock repurchase and tender offer during the fourth quarter of 2000.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio increased 33.9% to $3,843.9 million at June 30, 2001 compared to $2,870.7 million at December 31, 2000. This increase is primarily the result of the acquisition of approximately $620.9 million in investments in connection with the Kansas Farm Bureau Life transaction and $299.3 million in investments in connection with the NTL transaction, unrealized appreciation on fixed maturity securities and positive cash flow from operations. In addition, the carrying value of our investment portfolio increased as a result of the reclassification of our fixed maturity securities classified as held for investment to the available-for-sale category in connection with an accounting change for derivatives. See Note 2 to the Notes to Consolidated Financial Statements for additional information regarding this reclassification.

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

Our investment portfolio is summarized in the table below:

                                                   JUNE 30, 2001                 DECEMBER 31, 2000
                                          -----------------------------    -----------------------------
                                          CARRYING VALUE     PERCENT       CARRYING VALUE     PERCENT
                                          --------------   ------------    --------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturities:
  Public ..............................    $  2,469,056            64.2%    $  1,727,513            60.2%
  144A private placement ..............         494,158            12.9          402,877            14.0
  Private placement ...................         245,218             6.4          169,042             5.9
                                           ------------    ------------     ------------    ------------
  Total fixed maturities ..............       3,208,432            83.5        2,299,432            80.1
Equity securities .....................          42,309             1.1           30,781             1.1
Mortgage loans on real estate .........         359,355             9.3          321,862            11.2
Investment real estate:
  Acquired for debt ...................           3,703             0.1            5,285             0.2
  Investment ..........................          18,135             0.5           18,535             0.6
Policy loans ..........................         181,757             4.7          125,987             4.4
Other long-term investments ...........           5,431             0.1            4,118             0.1
Short-term investments ................          24,738             0.7           64,659             2.3
                                           ------------    ------------     ------------    ------------
     Total investments ................    $  3,843,860           100.0%    $  2,870,659           100.0%
                                           ============    ============     ============    ============

As of June 30, 2001, 94.6% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is

FBL Financial Group, Inc.                                          June 30, 2001


usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio, which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2001, the investment in non-investment grade debt was 5.4% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                              JUNE 30, 2001
                                                                       ----------------------------
  NAIC DESIGNATION               EQUIVALENT S&P RATINGS(1)             CARRYING VALUE     PERCENT
--------------------   ----------------------------------------------  --------------   -----------
                                                                          (DOLLARS IN THOUSANDS)
         1             (AAA, AA, A)..................................   $   2,033,117       63.4%
         2             (BBB).........................................       1,000,684       31.2
                                                                       --------------   -----------
                       Total investment grade........................       3,033,801       94.6
         3             (BB)..........................................         120,992        3.8
         4             (B)...........................................          41,150        1.3
         5             (CCC, CC, C)..................................           7,276        0.2
         6             In or near default............................           5,213        0.1
                                                                       --------------   -----------
                       Total below investment grade..................         174,631        5.4
                                                                       --------------   -----------
                       Total fixed maturities........................   $   3,208,432      100.0%
                                                                       ==============   ===========

---------------
(1) The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables contain amortized cost and market value information on fixed maturities and equity securities at June 30, 2001:

                                                                       GROSS            GROSS
                                                                    UNREALIZED        UNREALIZED          ESTIMATED
                                                AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                --------------    --------------    --------------     --------------
                                                                       (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies ..    $       60,311    $        1,789    $         (364)    $       61,736
    State, municipal and other governments .            66,269             2,061              (378)            67,952
    Public utilities .......................           158,411             3,642            (2,810)           159,243
    Corporate securities ...................         1,591,288            46,771           (29,524)         1,608,535
    Mortgage and asset-backed securities ...         1,246,787            22,841            (7,018)         1,262,610
Redeemable preferred stocks ................            51,152               609            (3,405)            48,356
                                                --------------    --------------    --------------     --------------
Total fixed maturities .....................    $    3,174,218    $       77,713    $      (43,499)    $    3,208,432
                                                ==============    ==============    ==============     ==============

Equity securities ..........................    $       42,670    $        1,164    $       (1,525)    $       42,309
                                                ==============    ==============    ==============     ==============

FBL Financial Group, Inc.                                          June 30, 2001


The carrying value and estimated market value of our portfolio of fixed maturity securities at June 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           ESTIMATED
                                                      AMORTIZED COST     MARKET VALUE
                                                      --------------    --------------
                                                           (DOLLARS IN THOUSANDS)
        Due in one year or less ..................    $       34,064    $       34,786
        Due after one year through five years ....           376,223           378,577
        Due after five years through ten years ...           578,357           588,891
        Due after ten years ......................           887,635           895,212
                                                      --------------    --------------
                                                           1,876,279         1,897,466
        Mortgage and asset-backed securities .....         1,246,787         1,262,610
        Redeemable preferred stocks ..............            51,152            48,356
                                                      --------------    --------------
                                                      $    3,174,218    $    3,208,432
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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, in connection with the Kansas acquisition, we did acquire Z securities with a carrying value of $30.4 million at June 30, 2001. These securities generally tend to have more duration risk (risk the security's price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

FBL Financial Group, Inc.                                          June 30, 2001


The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at June 30, 2001, summarized by type of security.

                                                                                                          PERCENT OF
                                                           AMORTIZED                      CARRYING           FIXED
                                                             COST          PAR VALUE        VALUE         MATURITIES
                                                         ------------    ------------    ------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential .......................................    $    389,321    $    393,261    $    398,311            12.4%
   Pass through .....................................         127,592         127,033         127,451             3.9
   Planned and targeted amortization class ..........          87,988          87,717          88,975             2.8
   Other ............................................          58,962          60,230          59,872             1.9
                                                         ------------    ------------    ------------    ------------
Total residential mortgage-backed securities ........         663,863         668,241         674,609            21.0
Commercial mortgage-backed securities ...............         275,860         274,239         274,802             8.6
Other asset-backed securities .......................         307,064         308,589         313,199             9.8
                                                         ------------    ------------    ------------    ------------
Total mortgage and asset-backed securities ..........    $  1,246,787    $  1,251,069    $  1,262,610            39.4%
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

At June 30, 2001, we held $359.4 million or 9.3% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 2001, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at June 30, 2001 include: Pacific (26%) which includes California; and West South Central (23%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (39%), retail facilities (35%) and industrial (20%) representing the largest holdings at June 30, 2001.

Our asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At June 30, 2001, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.7 years. Based on our utilization of the fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.7 as of June 30, 2001.

OTHER ASSETS

Assets other than investments generally increased due to the addition of the Kansas Farm Bureau Life and NTL business. Cash and cash equivalents increased to $121.3 million at June 30, 2001 from $3.1 million at December 31, 2000 due to an increase in short-term investments with a maturity of three months or less when acquired. Assets held in separate accounts increased 6.2%, to $347.7 million at June 30, 2001 due primarily to net transfers to the separate accounts resulting from sales of our variable products. At June 30, 2001, we had total assets of $4,934.8 million, a 33.2% increase from total assets at December 31, 2000.

LIABILITIES AND REDEEMABLE PREFERRED STOCK

Policy liabilities and accruals and other policyholders' funds increased 36.9% to $3,665.2 million at June 30, 2001 primarily due to the addition of the Kansas Farm Bureau Life and NTL business. Policy related liabilities recorded at the inception of these transactions totaled $936.6 million. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. Deferred income taxes increased 174.0% to $54.1 million at June 30,

FBL Financial Group, Inc.                                          June 30, 2001


2001 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities during the quarter and deferred taxes recorded in connection with the Kansas and NTL transactions. At June 30, 2001, we had total liabilities of $4,224.6 million, a 35.0% increase from total liabilities at December 31, 2000.

We issued Series C redeemable preferred stock with a carrying value of $81.3 million at June 30, 2001 in connection with the Kansas Farm Bureau Life transaction. See Note 3 of the Notes to Consolidated Financial Statements for additional details regarding the terms of this preferred stock.

STOCKHOLDERS' EQUITY

At June 30, 2001, common stockholders' equity was $528.7 million, or $19.32 per share, compared to $473.8 million, or $17.35 per share at December 31, 2000. Included in stockholders' equity per common share is $0.63 at June 30, 2001 and ($0.78) at December 31, 2000 attributable to net unrealized investment gains (losses) resulting from marking our fixed maturity securities to market value. The change in unrealized appreciation of fixed maturity and equity securities increased stockholders' equity $37.2 million during the six months ended June 30, 2001, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. Stockholders' equity also increased due to net income during the period and from the effect of reclassifying our fixed maturity securities from the held-for-investment to the available-for-sale category. Dividends paid partially offset the impact of these increases.

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

We may receive consideration during each of the two years in the period ending December 31, 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the six months ended June 30, 2001 and 2000.

During the six months ended June 30, 2001 and 2000, we paid cash dividends on our common and preferred stock totaling $6.2 million and $5.7 million, respectively. It is anticipated quarterly cash dividend requirements for the remainder of 2001 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B preferred share, or approximately $6.3 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $2.5 million for the remainder of 2001.

FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and short-term borrowings, if needed, to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources to fund the redemption of the Series C redeemable preferred stock in 2004 and 2006.

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance

FBL Financial Group, Inc.                                          June 30, 2001


Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2001, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $44.9 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2001, we had no material commitments for capital expenditures.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. The Life Companies' liquidity positions continued to be favorable in the six-month period ended June 30, 2001, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $87.8 million in the six months ended June 30, 2001 and $0.7 million in the six months ended June 30, 2000. Positive cash flow from operations is generally used to increase the insurance companies' fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a collateralized borrowing capacity of $78.9 million as of June 30, 2001. At June 30, 2001, Farm Bureau Life had borrowings outstanding of $40.0 million under this arrangement, leaving a collateralized borrowing capacity of $38.9 million. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (3.92% at June 30, 2001). Fixed maturity securities with a carrying value of $42.4 million are on deposit with the FHLB as collateral for the note.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2001, included $24.7 million of short-term investments, $121.3 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $479.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

FBL Financial Group, Inc.                                          June 30, 2001


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

FBL Financial Group, Inc.                                          June 30, 2001


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual shareholders meeting was held on May 15, 2001.

(b) and (c)(i)  Election of the following Class A directors to the Company's
                Board of Directors:

                                                            AGAINST OR
                                                  FOR        WITHHELD
                                               ----------   ----------
                Jerry L. Chicoine............  37,325,146     24,131
                John W. Creer................  37,325,292     23,985
                John E. Walker...............  37,326,303     22,974

          (ii) Election of the following Class B directors to the Company's Board of Directors:

                                                            AGAINST OR
                                                  FOR        WITHHELD
                                               ----------   ----------
                Eric K. Aasmundstad..........   1,192,990       -
                Stanley R. Ahlerich..........   1,192,990       -
                Kenneth R. Ashby.............   1,192,990       -
                O. Al Christopherson.........   1,192,990       -
                Jerry C. Downin..............   1,192,990       -
                Kenny J. Evans...............   1,192,990       -
                Alan L. Foutz................   1,192,990       -
                Karen J. Henry...............   1,192,990       -
                Richard G. Kjerstad..........   1,192,990       -
                G. Steven Kouplen............   1,192,990       -
                David L. McClure.............   1,192,990       -
                Stephen M. Morain............   1,192,990       -
                Bryce P. Neidig..............   1,192,990       -
                William J. Oddy..............   1,192,990       -
                Howard D. Poulson............   1,192,990       -
                Frank S. Priestley...........   1,192,990       -
                John J. Van Sweden...........   1,192,990       -
                Edward M. Wiederstein........   1,192,990       -

         (iii) Approval of an amendment to the Director Compensation Plan. Shareholders cast 38,418,135 votes for and 117,810 against the amendment to the Director Compensation Plan. There were 6,322 abstentions and no broker non-votes.

          (iv) Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2001. Shareholders cast 38,521,955 votes for and 19,072 votes against the appointment of Ernst & Young LLP. There were 1,240 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2001:

     None

FBL Financial Group, Inc.                                          June 30, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 3, 2001

                                FBL FINANCIAL GROUP, INC.



                                By /s/ William J. Oddy
                                   ---------------------------------------------
                                William J. Oddy
                                Chief Executive Officer (Principal Executive
                                Officer)


                                By /s/ James W. Noyce
                                   ---------------------------------------------
                                James W. Noyce
                                Chief Financial Officer (Principal Financial and Accounting Officer)