Form 10-Q
period 2001-09-30
FBL FINANCIAL GROUP INC
filed 2001-11-08
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001
                                    ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         Commission File Number: 1-11917
                                                 -------

                            FBL FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
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

                                 (515)225-5400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,198,056 shares of Class A common stock and 1,192,990 shares of Class B common stock as of November 5, 2001.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $288,661) .........    $         --    $    284,253
     Available for sale, at market (amortized cost: 2001 - $3,140,000; 2000 -
       $ 2,038,161) ...........................................................       3,251,051       2,015,179
   Equity securities, at market (cost: 2001 - $39,939; 2000 - $32,629) ........          39,474          30,781
   Mortgage loans on real estate ..............................................         372,408         321,862
   Investment real estate, less allowances for depreciation of $3,662 in 2001
     and $3,061 in 2000 .......................................................          21,210          23,820
   Policy loans ...............................................................         181,568         125,987
   Other long-term investments ................................................           5,134           4,118
   Short-term investments .....................................................          34,166          64,659
                                                                                   ------------    ------------
Total investments .............................................................       3,905,011       2,870,659

Cash and cash equivalents .....................................................         146,406           3,099
Securities and indebtedness of related parties ................................          58,988          52,458
Accrued investment income .....................................................          49,255          34,656
Accounts and notes receivable .................................................             128             107
Amounts receivable from affiliates ............................................           9,280           6,522
Reinsurance recoverable .......................................................          78,483          51,312
Deferred policy acquisition costs .............................................         294,502         250,971
Value of insurance in force acquired ..........................................          48,484          14,264
Property and equipment, less allowances for depreciation of $47,082 in 2001
   and $44,742 in 2000 ........................................................          43,775          59,152
Current income taxes recoverable ..............................................           2,702           8,496
Goodwill, less accumulated amortization of $5,533 in 2001 and $4,878 in
   2000 .......................................................................          11,438           8,554
Other assets ..................................................................          25,035          16,389
Assets held in separate accounts ..............................................         320,318         327,407





                                                                                   ------------    ------------
        Total assets ..........................................................    $  4,993,805    $  3,704,046
                                                                                   ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                      2001            2000
                                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive products ..........................................    $  2,221,607    $  1,598,958
        Traditional life insurance and accident and health products ..........       1,057,405         773,372
        Unearned revenue reserve .............................................          30,866          29,382
     Other policy claims and benefits ........................................          25,314          10,378
                                                                                  ------------    ------------
                                                                                     3,335,192       2,412,090
   Other policyholders' funds:
     Supplementary contracts without life contingencies ......................         249,656         170,404
     Advance premiums and other deposits .....................................         112,578          81,739
     Accrued dividends .......................................................          14,817          13,385
                                                                                  ------------    ------------
                                                                                       377,051         265,528

   Short-term debt payable to affiliate ......................................              --           9,943
   Amounts payable to affiliates .............................................           7,208             136
   Long-term debt ............................................................          40,000          40,000
   Deferred income taxes .....................................................          75,078          19,749
   Other liabilities .........................................................          80,547          55,248
   Liabilities related to separate accounts ..................................         320,318         327,407
                                                                                  ------------    ------------
        Total liabilities ....................................................       4,235,394       3,130,101

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust .....................................................          97,000          97,000
   Other .....................................................................             135             142

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000
   shares ....................................................................          82,007              --

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .....           3,000           3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,196,356 shares in 2001 and 26,115,120 shares
     in 2000 .................................................................          38,766          37,769
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares .................................           7,564           7,563
   Accumulated other comprehensive income (loss) .............................          57,079         (22,445)
   Retained earnings .........................................................         472,860         450,916
                                                                                  ------------    ------------
     Total stockholders' equity ..............................................         579,269         476,803
                                                                                  ------------    ------------
        Total liabilities and stockholders' equity ...........................    $  4,993,805    $  3,704,046
                                                                                  ============    ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------    --------------------------------
                                                                  2001              2000              2001              2000
                                                             --------------    --------------    --------------    --------------
Revenues:
    Interest sensitive product charges ...................   $       18,350    $       14,778    $       51,867    $       44,525
    Traditional life insurance premiums ..................           27,965            20,038            86,827            64,504
    Accident and health premiums .........................              636             2,172             2,858             9,310
    Net investment income ................................           70,599            55,579           207,549           165,635
    Realized gains (losses) on investments ...............             (221)          (15,353)           (1,490)          (19,562)
    Other income .........................................            4,358             4,876            12,733            14,333
                                                             --------------    --------------    --------------    --------------
       Total revenues ....................................          121,687            82,090           360,344           278,745
Benefits and expenses:
    Interest sensitive product benefits ..................           44,254            32,963           122,938            96,938
    Traditional life insurance and accident and health
       benefits ..........................................           21,883            15,056            63,240            47,584
    Increase in traditional life and accident and health
       future policy benefits ............................            4,206             2,781            17,038            14,871
    Distributions to participating policyholders .........            7,549             6,045            22,049            18,696
    Underwriting, acquisition and insurance expenses .....           23,293            17,840            72,016            54,901
    Interest expense .....................................              430               956             1,524             2,727
    Other expenses .......................................            3,372             3,696             9,960            10,787
                                                             --------------    --------------    --------------    --------------
       Total benefits and expenses .......................          104,987            79,337           308,765           246,504
                                                             --------------    --------------    --------------    --------------
                                                                     16,700             2,753            51,579            32,241
Income taxes .............................................           (4,832)             (289)          (15,386)           (9,570)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily
       redeemable preferred stock of subsidiary trust ....           (1,213)           (1,213)           (3,638)           (3,638)
    Other ................................................              (34)               59               (90)               17
Equity income, net of related income taxes ...............              595               571               569            10,630
                                                             --------------    --------------    --------------    --------------
    Income before cumulative effect of change in
       accounting principle ..............................           11,216             1,881            33,034            29,680
Cumulative effect of change in accounting for
    derivative instruments ...............................               --                --               344                --
                                                             --------------    --------------    --------------    --------------
Net income ...............................................           11,216             1,881            33,378            29,680
Dividends on Series B and C preferred stock ..............           (1,054)              (38)           (3,139)             (113)
                                                             --------------    --------------    --------------    --------------
Net income applicable to common stock ....................   $       10,162    $        1,843    $       30,239    $       29,567
                                                             ==============    ==============    ==============    ==============

Earnings per common share:
    Income before accounting change ......................   $         0.37    $         0.06    $         1.09    $         0.95
    Cumulative effect of change in accounting for
       derivative instruments ............................               --                --              0.01                --
                                                             --------------    --------------    --------------    --------------
    Earnings per common share ............................   $         0.37    $         0.06    $         1.10    $         0.95
                                                             ==============    ==============    ==============    ==============

Earnings per common share - assuming dilution:
    Income before accounting change ......................   $         0.36    $         0.06    $         1.08    $         0.94
    Cumulative effect of change in accounting for
       derivative instruments ............................               --                --              0.01                --
                                                             --------------    --------------    --------------    --------------
    Earnings per common share - assuming dilution ........   $         0.36    $         0.06    $         1.09    $         0.94
                                                             ==============    ==============    ==============    ==============

Cash dividends per common share ..........................   $         0.10    $         0.09    $         0.30    $         0.27
                                                             ==============    ==============    ==============    ==============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      ACCUMULATED
                                          SERIES B        CLASS A        CLASS B         OTHER                         TOTAL
                                          PREFERRED       COMMON         COMMON      COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                            STOCK          STOCK          STOCK      INCOME (LOSS)    EARNINGS        EQUITY
                                         ------------  ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2000 ............  $      3,000  $     42,308   $      7,558   $    (49,917)  $    502,059   $    505,008
  Comprehensive income:
     Net income for nine months
       ended September 30, 2000 .......            --            --             --             --         29,680         29,680
     Change in net unrealized
       investment gains/losses ........            --            --             --          2,017             --          2,017
                                                                                                                   ------------
  Total comprehensive income ..........                                                                                  31,697
  Purchase of 608,379 shares of
     common stock .....................            --          (852)            --             --         (9,612)       (10,464)
  Issuance of 132,452 shares of
     common stock under employee
     benefit and stock option plans,
     including related income tax
     benefit ..........................            --         1,328             --             --             --          1,328
  Adjustment resulting from capital
     transactions of equity investee ..            --            (8)            (2)            --             --            (10)
  Dividends on preferred stock ........            --            --             --             --           (113)          (113)
  Dividends on common stock ...........            --            --             --             --         (8,375)        (8,375)
                                         ------------  ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2000 .........  $      3,000  $     42,776   $      7,556   $    (47,900)  $    513,639   $    519,071
                                         ============  ============   ============   ============   ============   ============

Balance at January 1, 2001 ............  $      3,000  $     37,769   $      7,563   $    (22,445)  $    450,916   $    476,803
  Comprehensive income:
     Net income for nine months
       ended September 30, 2001 .......            --            --             --             --         33,378         33,378
     Cumulative effect of change in
       accounting for derivative
       instruments ....................            --            --             --          2,406             --          2,406
     Change in net unrealized
       investment gains/losses ........            --            --             --         77,118             --         77,118
                                                                                                                   ------------
  Total comprehensive income ..........                                                                                 112,902
  Purchase of 5,600 shares of
     common stock .....................            --            (8)            --             --            (81)           (89)
  Issuance of 86,836 shares of
     common stock under employee
     benefit and stock option plans,
     including related income tax
     benefit ..........................            --         1,001             --             --             --          1,001
  Adjustment resulting from capital
     transactions of equity investee ..            --             4              1             --             --              5
  Dividends on preferred stock ........            --            --             --             --         (3,139)        (3,139)
  Dividends on common stock ...........            --            --             --             --         (8,214)        (8,214)
                                         ------------  ------------   ------------   ------------   ------------   ------------
Balance at September 30, 2001 .........  $      3,000  $     38,766   $      7,564   $     57,079   $    472,860   $    579,269
                                         ============  ============   ============   ============   ============   ============


Comprehensive income totaled $51.2 million in the third quarter of 2001 and $15.0 million in the third quarter of 2000.

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           2001               2000
                                                                                       ------------       ------------
OPERATING ACTIVITIES
 Net income .......................................................................    $     33,378       $     29,680
 Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances ......................................         102,784             78,566
       Charges for mortality and administration ...................................         (50,631)           (44,066)
       Deferral of unearned revenues ..............................................           1,869              2,193
       Amortization of unearned revenue reserve ...................................          (1,220)              (540)
    Provision for depreciation and amortization ...................................          11,274             12,067
    Equity income .................................................................            (569)           (10,630)
    Realized losses on investments ................................................           1,490             19,562
    Increase in traditional life and accident and health benefit accruals .........           2,756             14,871
    Policy acquisition costs deferred .............................................         (31,631)           (31,022)
    Amortization of deferred policy acquisition costs .............................          12,549              8,073
    Provision for deferred income taxes ...........................................           3,884              1,164
    Other .........................................................................          28,929             (5,221)
                                                                                       ------------       ------------
Net cash provided by operating activities .........................................         114,862             74,697

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment ........................................              --             43,561
    Fixed maturities - available for sale .........................................         399,592            158,244
    Equity securities .............................................................           9,303             16,758
    Mortgage loans on real estate .................................................          20,753             30,833
    Investment real estate ........................................................           1,528                644
    Policy loans ..................................................................          31,118             23,127
    Other long-term investments ...................................................             387                503
    Short-term investments - net ..................................................          66,270                 --
                                                                                       ------------       ------------
                                                                                            528,951            273,670
Acquisition of investments:
    Fixed maturities - available for sale .........................................        (426,723)          (194,749)
    Equity securities .............................................................          (6,392)            (2,368)
    Mortgage loans on real estate .................................................         (40,564)           (41,194)
    Policy loans ..................................................................         (32,202)           (24,586)
    Other long-term investments ...................................................          (1,252)                --
    Short-term investments - net ..................................................              --               (698)
                                                                                       ------------       ------------
                                                                                           (507,133)          (263,595)
Proceeds from disposal, repayments of advances and other distributions from
    equity investees ..............................................................           6,917              4,831
Investments in and advances to equity investees ...................................          (1,151)              (555)
Net proceeds from sale of discontinued operations .................................           2,000              2,000
Net cash received in acquisition and coinsurance transaction ......................           3,202                 --
Net sales (purchases) of property and equipment and other .........................          (3,928)            (9,067)
                                                                                       ------------       ------------
Net cash provided by investing activities .........................................          28,858              7,284

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                            2001               2000
                                                                                        ------------       ------------
FINANCING ACTIVITIES
Receipts from interest sensitive and variable products credited to policyholder
    account balances ...............................................................         218,764            170,602
Return of policyholder account balances on interest sensitive and variable
    products .......................................................................        (206,852)          (231,072)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ...............................................................          (3,638)            (3,638)
Other contributions (distributions) related to minority interests - net ............             (97)                62
Purchase of common stock ...........................................................             (89)           (10,464)
Issuance of common stock ...........................................................             850              1,273
Dividends paid .....................................................................          (9,351)            (8,488)
                                                                                        ------------       ------------
Net cash used in financing activities ..............................................            (413)           (81,725)
                                                                                        ------------       ------------
Increase in cash and cash equivalents ..............................................         143,307                256
Cash and cash equivalents at beginning of period ...................................           3,099              6,482
                                                                                        ------------       ------------
Cash and cash equivalents at end of period .........................................    $    146,406       $      6,738
                                                                                        ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest .......................................................................    $      1,460       $      2,728
    Income taxes ...................................................................           4,934             13,159

                             See accompanying notes.

FBL Financial Group, Inc.                                     September 30, 2001

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our consolidated financial statements and notes for the year ended December 31, 2000 included in our annual report on Form 10-K.

2.       ACCOUNTING CHANGES

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 provides a single accounting model for long lived assets to be disposed of and changes the criteria that must be met to classify an asset as held-for-sale. Statement No. 144 also requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which losses are incurred rather than as of the measurement date as presently required. The Statement is effective for the year beginning January 1, 2002, with earlier adoption encouraged. While we have not quantified the impact of adopting this Statement, we believe the Statement will not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Under the new Statements, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We will apply the new Statements beginning in the first quarter of 2002. While we have not quantified the impact of adopting these Statements, we believe the Statements will not have a material effect on our financial position or results of operations. Goodwill is currently being amortized at a rate of approximately $0.3 million per quarter.

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

The cumulative effect of adopting these Statements on net income was $0.3 million. This amount represents the difference in accumulated net unrealized capital gains (losses) on the date of adoption, net of tax, resulting from the change in accounting for the conversion features embedded in our convertible fixed maturity securities. Income before cumulative effect of change in accounting for derivative instruments for the nine-month period ended September 30, 2001 was approximately $0.9 million less than what would have been recorded without the accounting change due primarily to a decrease in the fair value of these conversion features during the period. The fair value of the conversion features embedded in convertible fixed maturity securities is estimated using an option-pricing model. Except for the convertible fixed maturity securities, we do not own any other derivatives or embedded derivatives that are subject to the Statements.

FBL Financial Group, Inc.                                     September 30, 2001


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

3.       COINSURANCE AGREEMENTS AND ACQUISITION

Effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure our individual disability income business acquired through the acquisition of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau
Life). At September 1, 2001, the related accident and health reserves totaled $14.4 million, deferred policy acquisition costs totaled $0.7 million and value of insurance in force acquired totaled $3.1 million. During the third quarter of 2001, we settled this transaction by transferring cash and investments equal to the reserves on this business at September 1, 2001. We received $3.0 million in cash as consideration for the transaction. A loss of $0.8 million on the transaction has been deferred and is being recognized over the term of the underlying policies.

Effective May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued after May 1, 2001. We received investments and other assets in consideration for the policy liabilities assumed. Assets and liabilities recorded in connection with this agreement as of May 1, 2001 were as follows (dollars in thousands):

ASSETS                                            LIABILITIES
Investments.......................... $ 299,252   Policy liabilities and accruals...... $ 326,506
Cash.................................       340   Other policyholder funds.............    10,450
Deferred policy acquisition costs....    35,499   Other liabilities....................     3,183
Other assets.........................     5,048
                                      ---------                                         ---------
    Total............................ $ 340,139       Total............................ $ 340,139
                                      =========                                         =========

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life for $80.7 million. The acquisition was accounted for using purchase accounting. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands):

ASSETS                                            LIABILITIES
Investments.......................... $ 620,856   Policy liabilities and accruals...... $ 526,391
Cash.................................     2,863   Other policyholder funds.............    76,738
Value of insurance in force acquired.    51,865   Other liabilities....................    11,621
                                                                                        ---------
Goodwill.............................     3,539   Total liabilities....................   614,750
Other assets.........................    16,315   Purchase price.......................    80,688
                                      ---------                                         ---------
    Total............................ $ 695,438       Total............................ $ 695,438
                                      =========                                         =========

The initial purchase price allocations for the assets and liabilities of Kansas Farm Bureau Life were preliminary and subject to change as refinements were made in the calculation of insurance reserves on a GAAP basis. Certain purchase price allocation adjustments were made during 2001 to record an additional $6.9 million of policy liabilities acquired as a result of refinements made to the preliminary amounts recorded in the initial opening balance sheet. This adjustment resulted in a $1.5 million increase to value of insurance in force acquired, a $1.9 million decrease in deferred income tax liability and the establishment of $3.5 million in goodwill. Acquisition costs totaling $0.7 million have been deferred and included as a component of goodwill. Goodwill is being amortized during 2001 using the straight-line method and a 20-year amortization schedule.

As consideration for the purchase, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C

FBL Financial Group, Inc.                                     September 30, 2001


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

Net unrealized investment gains (losses) as reported were comprised of the following:

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2001             2000
                                                                                    ------------     ------------
                                                                                       (DOLLARS IN THOUSANDS)
Unrealized appreciation (depreciation) on fixed maturity and equity securities
    available for sale .........................................................    $    110,586     $    (24,830)
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ..........................................          (8,848)           2,202
    Value of insurance in force acquired .......................................         (11,362)             271
    Unearned revenue reserve ...................................................             383             (180)
Provision for deferred income taxes ............................................         (31,766)           7,888
                                                                                    ------------     ------------
                                                                                          58,993          (14,649)
Proportionate share of net unrealized investment losses of equity investees ....          (1,914)          (7,796)
                                                                                    ------------     ------------
Net unrealized investment gains (losses) .......................................    $     57,079     $    (22,445)
                                                                                    ============     ============

5.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at September 30, 2001 and at December 31, 2000. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (3.44% at September 30, 2001 and 6.50% at December 31, 2000). Fixed maturity securities with a carrying value of $39.7 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $38.9 million on the line of credit from the FHLB at September 30, 2001 with appropriate increased collateral deposits.

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

FBL Financial Group, Inc.                                     September 30, 2001


6.       CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or certain other agreements. At September 30, 2001, management is not aware of any claims for which a material loss is reasonably possible.

We seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding insurance to other insurance enterprises. Reinsurance contracts do not relieve us of our obligations to policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for reinsurance recoverable since all of our receivables are deemed collectible.

We participate with various unaffiliated life insurance companies in a reinsurance pool to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we are able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event. At September 30, 2001, we accrued $1.6 million for anticipated losses from this pool resulting from the terrorist acts on September 11, 2001.

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

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual. We may earn additional consideration during each of the two years in the period ended December 31, 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for the two year period ending December 31, 2002 as such amounts, if any, cannot be reasonably estimated as of September 30, 2001. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

FBL Financial Group, Inc.                                     September 30, 2001


7.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------    --------------------------------
                                                         2001              2000              2001              2000
                                                    --------------    --------------    --------------    --------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   Income before accounting change ..............   $       11,216    $        1,881    $       33,034    $       29,680
   Cumulative effect of change in accounting for
      derivative instruments ....................               --                --               344                --
                                                    --------------    --------------    --------------    --------------
   Net income ...................................           11,216             1,881            33,378            29,680
   Dividends on Series B and C preferred stock ..           (1,054)              (38)           (3,139)             (113)
                                                    --------------    --------------    --------------    --------------
      Numerator for earnings per common
         share-income available to common
         stockholders ...........................   $       10,162    $        1,843    $       30,239    $       29,567
                                                    ==============    ==============    ==============    ==============

Denominator:
   Denominator for earnings per common share
      - weighted-average shares .................       27,396,913        31,026,236        27,369,225        31,082,195
   Effect of dilutive securities - employee stock
      options ...................................          559,882           376,333           480,700           401,808
                                                    --------------    --------------    --------------    --------------
      Denominator for diluted earnings per
         common share - adjusted weighted-
         average shares .........................       27,956,795        31,402,569        27,849,925        31,484,003
                                                    ==============    ==============    ==============    ==============

Earnings per common share:
   Income before accounting change ..............   $         0.37    $         0.06    $         1.09    $         0.95
   Cumulative effect of change in accounting for
      derivative instruments ....................               --                --              0.01                --
                                                    --------------    --------------    --------------    --------------
   Earnings per common share ....................   $         0.37    $         0.06    $         1.10    $         0.95
                                                    ==============    ==============    ==============    ==============

Earnings per common share - assuming dilution:
   Income before accounting change ..............   $         0.36    $         0.06    $         1.08    $         0.94
   Cumulative effect of change in accounting for
      derivative instruments ....................               --                --              0.01                --
                                                    --------------    --------------    --------------    --------------
   Earnings per common share ....................   $         0.36    $         0.06    $         1.09    $         0.94
                                                    ==============    ==============    ==============    ==============

FBL Financial Group, Inc.                                     September 30, 2001


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

Financial information concerning our operating segments is as follows. Information for the three and nine months ended September 30, 2000 has been restated to conform to the new segment presentation.

FBL Financial Group, Inc.                                     September 30, 2001


                                                       THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------    --------------------------------
                                                            2001              2000              2001              2000
                                                       --------------    --------------    --------------    --------------
                                                                              (DOLLARS IN THOUSANDS)
Operating revenues:
   Traditional annuity .............................   $       31,452    $       22,819    $       92,523    $       68,801
   Traditional and universal life ..................           74,715            54,577           218,653           168,019
   Variable ........................................           10,036             9,426            30,564            27,327
   Corporate and other .............................            5,681            10,675            20,131            34,257
                                                       --------------    --------------    --------------    --------------
                                                              121,884            97,497           361,871           298,404
Realized losses on investments (A) .................             (197)          (15,407)           (1,527)          (19,659)
                                                       --------------    --------------    --------------    --------------
   Consolidated revenues ...........................   $      121,687            82,090    $      360,344    $      278,745
                                                       ==============    ==============    ==============    ==============

Pre-tax operating income from continuing
   operations:
   Traditional annuity .............................   $        4,999    $        3,203    $       14,591    $       11,502
   Traditional and universal life ..................           11,191            11,695            34,485            32,770
   Variable ........................................            1,358               658             3,303             1,010
   Corporate and other .............................             (901)            1,419            (1,616)           18,152
                                                       --------------    --------------    --------------    --------------
                                                               16,647            16,975            50,763            63,434
   Income taxes on operating income ................           (5,249)           (5,670)          (16,407)          (21,756)
   Realized losses on investments, net (A) .........             (182)           (9,424)           (1,322)          (11,998)
                                                       --------------    --------------    --------------    --------------
      Consolidated income from continuing
         operations ................................   $       11,216    $        1,881    $       33,034    $       29,680
                                                       ==============    ==============    ==============    ==============

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

FBL Financial Group, Inc.                                     September 30, 2001


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

Effective May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued subsequent to May 1, 2001. Effective January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau
Life), a single-state life insurance company selling traditional life and annuity products in Kansas. In connection with this acquisition, we assumed all of Kansas Farm Bureau Life's insurance business through an assumption reinsurance agreement. Revenues and expenses for the three and nine months ended September 30, 2001 increased compared to the respective periods in 2000 as a result of the NTL and Kansas transactions. Operating income increased approximately $2.1 million, or $0.08 per common share, during the nine months ended September 30, 2001 as a result of this new business.

Consistent with our objective to exit the disability income line of business, effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure the individual disability income business acquired through the Kansas Farm Bureau Life transaction. As a result, the Consolidated Statements of Income include the operating results from this accident and health business only through August 31, 2001. Effective September 1, 2000, we entered into a 100% coinsurance agreement to reinsure the individual disability income business on our books at that time. As a result, the Consolidated Statements of Income include the operating results from this business only through August 31, 2000. A loss totaling $1.5 million on these coinsurance transactions has been deferred and is being recognized over the term of the underlying policies.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

NET INCOME applicable to common stock increased 451.4% in the third quarter of 2001 to $10.2 million and increased 2.3% in the nine months ended September 30, 2001 to $30.2 million. Operating income applicable to common stock decreased 8.2% in the third quarter of 2001 to $10.3 million and 24.9% in the nine months ended September 30, 2001 to $31.2 million. Net income increased in the third quarter due primarily to a decrease in realized losses on investments and the impact of the Kansas Farm Bureau Life and NTL transactions, partially offset by increased death benefits. Operating income decreased in the third quarter due to increased death benefits, including $1.6 million in death benefits as a result of the terrorist attacks on September 11, 2001, and a reduction in net investment income resulting from stock repurchase activity during 2000. See discussion following for details on the positive impact this repurchase activity had on a per share basis. Net income and operating income for the nine month period decreased principally due to decreases in equity income from investments in various partnerships and joint ventures, partially offset by a decrease in realized losses on investments.

FBL Financial Group, Inc.                                     September 30, 2001


The following is a reconciliation of net income to operating income.

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------   --------------------------------
                                                     2001             2000             2001              2000
                                                --------------   --------------   --------------    --------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock .......   $       10,162   $        1,843   $       30,239    $       29,567
Adjustments:
    Net realized losses (gains) on
       investments ..........................              182            9,424            1,322            11,998
    Cumulative effect of change in
       accounting for derivative
       instruments ..........................               --               --             (344)               --
                                                --------------   --------------   --------------    --------------
Operating income applicable to common
   stock ....................................   $       10,344   $       11,267   $       31,217    $       41,565
                                                ==============   ==============   ==============    ==============
Earnings per common share - assuming
   dilution .................................   $         0.36   $         0.06   $         1.09    $         0.94
                                                ==============   ==============   ==============    ==============
 Operating income per common share -
   assuming dilution ........................   $         0.37   $         0.36   $         1.12    $         1.32
                                                ==============   ==============   ==============    ==============

The change in earnings per common share from period to period is positively impacted by a decrease in the weighted average common shares outstanding during the 21-month period ended September 30, 2001. Weighted average common shares outstanding, assuming dilution, decreased 11.0% in the third quarter of 2001 to 27,956,795 and 11.5% in the nine months ended September 30, 2001 to 27,849,925 as compared to the respective periods in 2000. These decreases are primarily the result of acquisitions of common stock by the Company.

A summary of our premiums and product charges is as follows:

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------   --------------------------------
                                                     2001             2000             2001              2000
                                                --------------   --------------   --------------    --------------
                                                                      (DOLLARS IN THOUSANDS)
Premiums and product charges:
   Interest sensitive product charges .......   $       18,350   $       14,778   $       51,867   $       44,525
   Traditional life insurance premiums ......           27,965           20,038           86,827           64,504
   Accident and health premiums .............              636            2,172            2,858            9,310
                                                --------------   --------------   --------------   --------------
      Total premiums and product charges ....   $       46,951   $       36,988   $      141,552   $      118,339
                                                ==============   ==============   ==============   ==============

PREMIUMS AND PRODUCT CHARGES increased 26.9% in the third quarter of 2001 to $47.0 million and 19.6% in the nine months ended September 30, 2001 to $141.6 million. These increases are due primarily to the addition of the Kansas Farm Bureau Life and NTL business. Revenues from this additional business in the nine-month period included interest sensitive product charges of $5.4 million, traditional life insurance premiums of $20.5 million and accident and health premiums of $2.7 million. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Accident and health premiums decreased as a result of the 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2000.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, increased 27.0% in the third quarter of 2001 to $70.6 million and 25.3% in the nine months ended September 30, 2001 to $207.5 million. The annualized yield earned on average invested assets increased to 7.48% in the nine months ended September 30, 2001 from 7.39% in the respective 2000 period due principally to an increase in fee income from bond calls and mortgage loan prepayments. Fee income from bond calls and mortgage loan prepayments was $3.3 million in the 2001 period compared to less than $0.1 million in the 2000 period. Average invested assets in the 2001 period increased 23.8% to $3,732.4 million (based on securities at amortized cost) due primarily to the acquisition of approximately $620.9 million in investments in connection with the Kansas Farm Bureau Life transaction and $299.3 million in investments in connection with the NTL transaction.

FBL Financial Group, Inc.                                     September 30, 2001


REALIZED GAINS (LOSSES) ON INVESTMENTS totaled ($0.2) million in the third quarter of 2001 compared to ($15.4) million in the third quarter of 2000. For the nine months ended September 30, 2001, realized losses decreased 92.4% to ($1.5) million. Realized losses during the nine-month periods include writedowns of investments that became other-than-temporarily impaired totaling $5.9 million in 2001 and $20.4 million in 2000. These writedowns are the result of the declaration of bankruptcy, sustained operating losses and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME and OTHER EXPENSES include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------   --------------------------------
                                                                2001             2000             2001              2000
                                                           --------------   --------------   --------------   --------------
                                                                                 (DOLLARS IN THOUSANDS)
Policy benefits:
   Interest sensitive product benefits .................   $       44,254   $       32,963   $      122,938   $       96,938
   Traditional life insurance and accident and
      health benefits ..................................           21,883           15,056           63,240           47,584
   Increase in traditional and accident and health
      future policy benefits ...........................            4,206            2,781           17,038           14,871
   Distributions to participating policyholders ........            7,549            6,045           22,049           18,696
                                                           --------------   --------------   --------------   --------------
      Total ............................................   $       77,892   $       56,845   $      225,265   $      178,089
                                                           ==============   ==============   ==============   ==============

POLICY BENEFITS increased 37.0% in the third quarter of 2001 to $77.9 million and 26.5% in the nine months ended September 30, 2001 to $225.3 million. These increases are due primarily to the addition of the Kansas Farm Bureau Life and NTL business. Benefits incurred from this additional business for the nine-month period included interest sensitive product benefits of $26.9 million, traditional life insurance and accident and health benefits, including change in reserves, of $21.3 million and distributions to participating policyholders of $3.1 million. The increase in traditional life benefits is also due to increased death benefits on our direct business and our participation in a reinsurance pool for catastrophic events. We accrued $1.6 million of death benefits for anticipated losses from this pool resulting from the terrorist attacks on September 11, 2001. Partially offsetting these increases was a decrease in accident and health benefits as a result of the 100% coinsurance of our long-term disability income business during 2000. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

A summary of the our underwriting, acquisition and insurance expenses is as follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------   --------------------------------
                                                                2001             2000             2001              2000
                                                           --------------   --------------   --------------   --------------
                                                                                 (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
   Commission expense, net of deferrals ................   $        2,804   $        2,396   $        8,725   $        7,776
   Amortization of deferred policy acquisition costs ...            4,205            2,236           12,557            8,073
   Amortization of value of insurance in force
      acquired .........................................              559               93            2,870              745
   Other underwriting, acquisition and insurance
      expenses, net of deferrals .......................           15,725           13,115           47,864           38,307
                                                           --------------   --------------   --------------   --------------
      Total ............................................   $       23,293   $       17,840   $       72,016   $       54,901
                                                           ==============   ==============   ==============   ==============

FBL Financial Group, Inc.                                     September 30, 2001


UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 30.6% in the third quarter of 2001 to $23.3 million and 31.2% in the nine months ended September 30, 2001 to $72.0 million due principally to the addition of the Kansas Farm Bureau Life and NTL business. The increase in amortization of deferred policy acquisition costs is due partly to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. In addition, amortization increased due to an increase in the unamortized acquisition cost asset due to the NTL transaction and growth in the volume of business in force. In addition to an increase relating to adding the Kansas Farm Bureau Life business, amortization of value of insurance in force acquired increased $0.8 million during the nine-month period as a result of the impact of realized gains on the investments backing the related policyholder liabilities.

INTEREST EXPENSE decreased 55.0% in the third quarter of 2001 to $0.4 million and 44.1% in the nine months ended September 30, 2001 to $1.5 million due to a decrease in the average debt outstanding and a decrease in the interest rate on our $40.0 million of variable-rate debt.

INCOME TAXES increased to $4.8 million in the third quarter of 2001 from $0.3 million in the 2000 quarter. Income taxes increased 60.8% in the nine months ended September 30, 2001 to $15.4 million. The effective tax rate for the nine months ended September 30, 2001 was 29.8% compared to 29.7% for the respective period in 2000. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

EQUITY INCOME, NET OF RELATED INCOME TAXES, increased 4.2% in the third quarter of 2001 to $0.6 million and decreased 94.6% in the nine months ended September 30, 2001 to $0.6 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in the 2000 period is primarily driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during 2000. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

FBL Financial Group, Inc.                                     September 30, 2001


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

TRADITIONAL ANNUITY SEGMENT

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------   --------------------------------
                                                           2001             2000             2001             2000
                                                      --------------   --------------   --------------   --------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges .............   $          232   $          217   $          771   $          888
   Net investment income ..........................           31,220           22,602           91,752           67,913
                                                      --------------   --------------   --------------   --------------
                                                              31,452           22,819           92,523           68,801
Benefits and expenses .............................           26,453           19,616           77,932           57,299
                                                      --------------   --------------   --------------   --------------
      Pre-tax operating income ....................   $        4,999   $        3,203   $       14,591   $       11,502
                                                      ==============   ==============   ==============   ==============
OTHER DATA
Annuity premiums collected, net of reinsurance ....   $       23,325   $        7,817   $       74,162   $       35,010
Policy liabilities and accruals, end of period ....                                          1,621,039        1,129,942

Pre-tax operating income for the traditional annuity segment increased 56.1% in the third quarter of 2001 to $5.0 million and 26.9% in the nine months ended September 30, 2001 to $14.6 million. Revenues, benefits, expenses and the volume of business in force increased primarily due to the addition of the Kansas Farm Bureau Life and NTL business. For the nine-month period, the positive impact of the Kansas Farm Bureau Life and NTL business on pre-tax operating income was partially offset by an increase in the average crediting rate on our flexible premium deferred annuity contracts during the first quarter of 2001 compared to the first quarter of 2000. Effective April 1, 2001, the crediting rate on a majority of our flexible premium deferred annuity contracts decreased 25 basis points to 5.75%.

TRADITIONAL AND UNIVERSAL LIFE INSURANCE SEGMENT

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------   --------------------------------
                                                           2001             2000             2001             2000
                                                      --------------   --------------   --------------   --------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges .............   $       10,905   $        7,791   $       28,711   $       23,717
   Traditional life insurance premiums and other
      income ......................................           27,965           20,098           86,827           64,614
   Net investment income ..........................           35,845           26,688          103,115           79,688
                                                      --------------   --------------   --------------   --------------
                                                              74,715           54,577          218,653          168,019
Benefits and expenses .............................           63,524           42,882          184,168          135,249
                                                      --------------   --------------   --------------   --------------
      Pre-tax operating income ....................   $       11,191   $       11,695   $       34,485   $       32,770
                                                      ==============   ==============   ==============   ==============
OTHER DATA
Life premiums collected, net of reinsurance .......   $       40,491   $       29,826   $      122,533   $       96,397
Policy liabilities and accruals, end of period ....                                          1,881,679        1,367,052

FBL Financial Group, Inc.                                     September 30, 2001


Pre-tax operating income for the traditional and universal life insurance segment decreased 4.3% in the third quarter of 2001 to $11.2 million and increased 5.2% in the nine months ended September 30, 2001 to $34.5 million. Revenues, benefits, expenses and pre-tax operating income increased due to the addition of the Kansas Farm Bureau Life and NTL business. Benefits in this segment include the $1.6 million in anticipated losses resulting from the terrorist acts on September 11, 2001 (see Note 6 to the Consolidated Financial Statements). Death benefits for the third quarter, excluding the impact of Kansas Farm Bureau Life, NTL and the catastrophe pool, totaled $11.6 million in 2001 and 2000. Death benefits for the nine-month period, excluding the impact of Kansas Farm Bureau Life, NTL and the catastrophe pool, totaled $34.3 million in 2001 and $34.5 million in 2000. Included in the increase in expenses for the third quarter is a $1.4 million increase in amortization of deferred policy acquisition costs resulting from a change in the assumptions used to calculate deferred acquisition costs.

VARIABLE SEGMENT

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------   --------------------------------
                                                           2001             2000             2001             2000
                                                      --------------   --------------   --------------   --------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges .............   $        7,189   $        6,824   $       22,422   $       20,017
   Net investment income ..........................            2,607            2,288            7,497            6,613
   Other income ...................................              240              314              645              697
                                                      --------------   --------------   --------------   --------------
                                                              10,036            9,426           30,564           27,327
Benefits and expenses .............................            8,678            8,768           27,261           26,317
                                                      --------------   --------------   --------------   --------------
      Pre-tax operating income ....................   $        1,358   $          658   $        3,303   $        1,010
                                                      ==============   ==============   ==============   ==============
OTHER DATA
Variable premiums collected, net of reinsurance and
   internal rollovers .............................   $       24,645   $       23,968   $       77,720   $       83,906
Policy liabilities and accruals, end of period ....                                            141,766          118,495
Separate account assets, end of period ............                                            320,318          322,983

Pre-tax operating income for the variable segment increased 106.4% in the third quarter of 2001 to $1.4 million and 227.0% in the nine months ended September 30, 2001 to $3.3 million. Revenues increased in the quarter and nine-month period due to an increase in the volume of business in force. Death benefits in excess of related account values on variable universal life policies increased 178.0% in the third quarter of 2001 to $2.4 million and 29.8% in the nine months ended September 30, 2001 to $5.0 million. For the third quarter, the increase in death benefits was offset by a $1.5 million decrease in amortization of deferred policy acquisition costs resulting from a change in the assumptions used to calculate deferred acquisition costs. The variable segment does not currently contribute significantly to our bottom line due to the fee income structure of these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows and the significant fixed costs of administering the business is spread over a larger block of policies.

FBL Financial Group, Inc.                                     September 30, 2001


CORPORATE AND OTHER SEGMENT

                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------   --------------------------------
                                                           2001             2000             2001             2000
                                                      --------------   --------------   --------------   --------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Accident and health insurance premiums .........   $          636   $        2,172   $        2,858   $        9,311
   Net investment income ..........................              927            4,001            5,185           11,421
   Other income ...................................            4,118            4,502           12,088           13,525
                                                      --------------   --------------   --------------   --------------
                                                               5,681           10,675           20,131           34,257
Benefits and expenses .............................            6,250            8,980           18,894           28,839
                                                      --------------   --------------   --------------   --------------
                                                                (569)           1,695            1,237            5,418
Minority interest .................................           (1,247)          (1,154)          (3,728)          (3,621)
Equity income (loss), before tax ..................              915              878              875           16,355
                                                      --------------   --------------   --------------   --------------
      Pre-tax operating income (loss) .............   $         (901)  $        1,419   $       (1,616)  $       18,152
                                                      ==============   ==============   ==============   ==============

Pre-tax operating income (loss) for the corporate and other segment decreased 163.5% in the third quarter of 2001 to ($0.9) million and 108.9% in the nine months ended September 30, 2001 to ($1.6) million. The current quarter decrease results from a decrease in net investment income, due to a decrease in average invested assets resulting from a smaller volume of accident and health business in force and a $75.0 million stock repurchase and tender offer during the fourth quarter of 2000. The decrease for the nine-month period is primarily due to the decrease in equity income as described above.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio increased 36.0% to $3,905.0 million at September 30, 2001 compared to $2,870.7 million at December 31, 2000. This increase is primarily the result of the acquisition of approximately $620.9 million in investments in connection with the Kansas Farm Bureau Life transaction and $299.3 million in investments in connection with the NTL transaction, unrealized appreciation on fixed maturity securities and positive cash flow from operations. In addition, the carrying value of our investment portfolio increased as a result of the reclassification of our fixed maturity securities classified as held for investment to the available-for-sale category in connection with an accounting change for derivatives. See Note 2 to the Notes to Consolidated Financial Statements for additional information regarding this reclassification.

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

FBL Financial Group, Inc.                                     September 30, 2001


Our investment portfolio is summarized in the table below:

                                                SEPTEMBER 30, 2001                 DECEMBER 31, 2000
                                         -------------------------------    -------------------------------
                                         CARRYING VALUE      PERCENT        CARRYING VALUE       PERCENT
                                         --------------   --------------    --------------   --------------
                                                               (DOLLARS IN THOUSANDS)
Fixed maturities:
  Public .............................   $    2,468,301             63.2%   $    1,727,513             60.2%
  144A private placement .............          521,666             13.4           402,877             14.0
  Private placement ..................          261,084              6.7           169,042              5.9
                                         --------------   --------------    --------------   --------------
  Total fixed maturities .............        3,251,051             83.3         2,299,432             80.1
Equity securities ....................           39,474              1.0            30,781              1.1
Mortgage loans on real estate ........          372,408              9.5           321,862             11.2
Investment real estate:
  Acquired for debt ..................            3,275              0.1             5,285              0.2
  Investment .........................           17,935              0.5            18,535              0.6
Policy loans .........................          181,568              4.7           125,987              4.4
Other long-term investments ..........            5,134              0.1             4,118              0.1
Short-term investments ...............           34,166              0.8            64,659              2.3
                                         --------------   --------------    --------------   --------------
    Total investments ................   $    3,905,011            100.0%   $    2,870,659            100.0%
                                         ==============   ==============    ==============   ==============

As of September 30, 2001, 94.5% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio, which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2001, the investment in non-investment grade debt was 5.5% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                 FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                                SEPTEMBER 30, 2001
                                                                         -------------------------------
   NAIC DESIGNATION                EQUIVALENT S&P RATINGS(1)             CARRYING VALUE       PERCENT
----------------------   -------------------------------------------     --------------   --------------
                                                                             (DOLLARS IN THOUSANDS)
           1             (AAA, AA, A) ..............................     $    1,994,360            61.3%
           2             (BBB) .....................................          1,078,474            33.2
                                                                         --------------   --------------
                         Total investment grade ....................          3,072,834            94.5
           3             (BB) ......................................            114,949             3.5
           4             (B) .......................................             50,698             1.6
           5             (CCC, CC, C) ..............................              7,178             0.2
           6             In or near default ........................              5,392             0.2
                                                                         --------------   --------------
                         Total below investment grade ..............            178,217             5.5
                                                                         --------------   --------------
                         Total fixed maturities ....................     $    3,251,051           100.0%
                                                                         ==============   ==============

---------
(1) The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.                                     September 30, 2001


The following tables contain amortized cost and market value information on fixed maturities and equity securities at September 30, 2001:

                                                                  GROSS            GROSS
                                                                UNREALIZED       UNREALIZED         ESTIMATED
                                             AMORTIZED COST       GAINS            LOSSES         MARKET VALUE
                                             --------------   --------------   --------------    --------------
                                                                   (DOLLARS IN THOUSANDS)
Bonds:
   United States Government and agencies .   $       58,106   $        3,974   $           (6)   $       62,074
   State, municipal and other governments            74,477            3,549             (462)           77,564
   Public utilities ......................          153,867            7,356           (2,166)          159,057
   Corporate securities ..................        1,606,563           77,857          (25,349)        1,659,071
   Mortgage and asset-backed securities ..        1,188,649           49,307           (2,880)        1,235,076
Redeemable preferred stocks ..............           58,338            2,025           (2,154)           58,209
                                             --------------   --------------   --------------    --------------
Total fixed maturities ...................   $    3,140,000   $      144,068   $      (33,017)   $    3,251,051
                                             ==============   ==============   ==============    ==============

Equity securities ........................   $       39,939   $        1,670   $       (2,135)   $       39,474
                                             ==============   ==============   ==============    ==============

The carrying value and estimated market value of our portfolio of fixed maturity securities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  ESTIMATED
                                                              AMORTIZED COST    MARKET VALUE
                                                              --------------   --------------
                                                                   (DOLLARS IN THOUSANDS)
                 Due in one year or less ..................   $       39,153   $       40,153
                 Due after one year through five years ....          385,317          400,951
                 Due after five years through ten years ...          565,558          585,991
                 Due after ten years ......................          902,985          930,671
                                                              --------------   --------------
                                                                   1,893,013        1,957,766
                 Mortgage and asset-backed securities .....        1,188,649        1,235,076
                 Redeemable preferred stocks ..............           58,338           58,209
                                                              --------------   --------------
                                                              $    3,140,000   $    3,251,051
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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and

FBL Financial Group, Inc.                                     September 30, 2001


more stable average lives, we invest in CMOs such as planned amortization class
(PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, in connection with the Kansas Farm Bureau Life acquisition, we did acquire Z securities with a carrying value of $33.2 million at September 30, 2001. These securities generally tend to have more duration risk (risk the security's price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at September 30, 2001, summarized by type of security.

                                                                                                        PERCENT OF
                                                                                                          FIXED
                                                   AMORTIZED COST     PAR VALUE      CARRYING VALUE     MATURITIES
                                                   --------------   --------------   --------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential ..................................   $      365,676   $      369,092   $      380,982             11.7%
   Pass through ................................          119,514          119,006          122,933              3.8
   Planned and targeted amortization class .....           84,236           84,005           87,621              2.7
   Other .......................................           51,933           53,233           55,463              1.7
                                                   --------------   --------------   --------------   --------------
Total residential mortgage-backed securities ...          621,359          625,336          646,999             19.9
Commercial mortgage-backed securities ..........          268,982          267,647          276,278              8.5
Other asset-backed securities ..................          298,308          299,810          311,799              9.6
                                                   --------------   --------------   --------------   --------------
Total mortgage and asset-backed securities .....   $    1,188,649   $    1,192,793   $    1,235,076             38.0%
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

At September 30, 2001, we held $372.4 million or 9.5% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 2001, mortgages more than 60 days delinquent accounted for 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at September 30, 2001 include: Pacific (29%) which includes California; and West South Central (22%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (40%) and retail facilities (36%) representing the largest holdings at September 30, 2001.

Our asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At September 30, 2001, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 7.6 years. Based on our utilization of the fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.5 as of September 30, 2001.

OTHER ASSETS

Assets other than investments generally increased due to the addition of the Kansas Farm Bureau Life and NTL business. Cash and cash equivalents increased to $146.4 million at September 30, 2001 from $3.1 million at December 31, 2000 due to an increase in short-term investments with a maturity of three months or less when

FBL Financial Group, Inc.                                     September 30, 2001


acquired. Reinsurance recoverable increased 53.0% to $78.5 million at September 30, 2001 due principally to the reinsurance of our individual disability income business. Assets held in separate accounts decreased 2.2%, to $320.3 million at September 30, 2001 due primarily to the decline in the market value of the assets. At September 30, 2001, we had total assets of $4,993.8 million, a 34.8% increase from total assets at December 31, 2000.

LIABILITIES AND REDEEMABLE PREFERRED STOCK

Policy liabilities and accruals and other policyholders' funds increased 38.6% to $3,712.2 million at September 30, 2001 primarily due to the addition of the Kansas Farm Bureau Life and NTL business. Policy related liabilities recorded at the inception of these transactions totaled $940.1 million. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. Deferred income taxes increased 280.2% to $75.1 million at September 30, 2001 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities and deferred taxes recorded in connection with the Kansas Farm Bureau Life and NTL transactions. At September 30, 2001, we had total liabilities of $4,235.4 million, a 35.3% increase from total liabilities at December 31, 2000.

We issued Series C redeemable preferred stock with a carrying value of $82.0 million at September 30, 2001 in connection with the Kansas Farm Bureau Life transaction. See Note 3 of the Notes to Consolidated Financial Statements for additional details regarding the terms of this preferred stock.

STOCKHOLDERS' EQUITY

At September 30, 2001, common stockholders' equity was $576.3 million, or $21.04 per share, compared to $473.8 million, or $17.35 per share at December 31, 2000. Included in stockholders' equity per common share is $2.08 at September 30, 2001 and ($0.78) at December 31, 2000 attributable to net unrealized investment gains (losses) resulting from marking our fixed maturity securities to market value. The change in unrealized appreciation of fixed maturity and equity securities increased stockholders' equity $77.1 million during the nine months ended September 30, 2001, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. Stockholders' equity also increased due to net income during the period and from the effect of reclassifying our fixed maturity securities from the held-for-investment to the available-for-sale category. Dividends paid partially offset the impact of these increases.

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

We may receive consideration during each of the two years in the period ending December 31, 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on Utah Insurance's direct business, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the nine months ended September 30, 2001 and 2000.

FBL Financial Group, Inc.                                     September 30, 2001


During the nine months ended September 30, 2001, we repurchased 5,600 shares of Class A common stock for $0.1 million. The repurchases were made in accordance with a $25.0 million stock repurchase plan approved by our Board of Directors on December 20, 1999.

During the nine months ended September 30, 2001 and 2000, we paid cash dividends on our common and preferred stock totaling $9.4 million and $8.5 million, respectively. It is anticipated quarterly cash dividend requirements for the remainder of 2001 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B preferred share, or approximately $3.1 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $1.3 million for the remainder of 2001.

FBL Financial Group, Inc. expects to rely on available cash resources, dividends from Farm Bureau Life and short-term borrowings, if needed, to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources to fund the redemption of the Series C redeemable preferred stock in 2004 and 2006.

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2001, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $39.9 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2001, we had no material commitments for capital expenditures.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. The Life Companies' liquidity positions continued to be favorable in the nine-month period ended September 30, 2001, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. During the nine-month period ended September 30, 2001, the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $128.4 million. During the nine-month period ended September 30, 2000, the Life Companies experienced net cash outflows of $4.8 million from continuing operations and financing activities related to interest sensitive products as a result of increased surrender benefits on interest sensitive products and rollovers from traditional products to variable products. Positive cash flow from operations is generally used to increase the insurance companies' fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is

FBL Financial Group, Inc.                                     September 30, 2001


based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a collateralized borrowing capacity of $78.9 million as of September 30, 2001. At September 30, 2001, Farm Bureau Life had borrowings outstanding of $40.0 million under this arrangement, leaving a collateralized borrowing capacity of $38.9 million. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (3.44% at September 30, 2001). Fixed maturity securities with a carrying value of $39.7 million are on deposit with the FHLB as collateral for the note.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2001, included $34.2 million of short-term investments, $146.4 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $470.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect", "anticipate", "believe", "intend", and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

     * Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
     * The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.
     * Extraordinary acts of nature or man may result in higher than expected claim activity.
     * Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K filed during the quarter ended September 30, 2001:

     None

FBL Financial Group, Inc.                                     September 30, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 5, 2001

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