Form 10-K405
period 2001-12-31
FBL FINANCIAL GROUP INC
filed 2002-03-14
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001
                                -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ________________ to ________________

                         Commission File Number: 1-11917
                                                 -------

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

Registrant's telephone number, including area code (515) 225-5400
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------

Class A common stock, without par value         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Aggregate market value of Class A Common Stock held by non-affiliates of the registrant (computed as of March 6, 2002): $192,358,332

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 26,291,550 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of March 6, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held May 14, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

FBL Financial Group, Inc. (we or the Company) sells universal life, variable universal life and traditional life insurance and traditional and variable annuity products. These products are principally marketed through a core distribution force consisting of approximately 1,980 exclusive Farm Bureau agents in the midwestern and western sections of the United States. Our variable universal life and variable annuity products are also marketed in other states through alliances with other life insurance companies and a regional broker-dealer. In addition to marketing our products through these channels, we also assume business through reinsurance arrangements with other companies.

Our volume of business in force increased substantially during 2001 as a result of the following acquisition and reinsurance activity:

o Effective January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, Inc. (Kansas Farm Bureau Life), a single-state life insurance company selling traditional life and annuity products in the state of Kansas. As a result, our geographic market territory expanded into the state of Kansas for our traditional products and our exclusive agency force increased by 336 agents. Assets acquired with this transaction totaled $695.4 million. Premiums collected on business issued in Kansas during 2001 totaled $77.3 million.
o Effective May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued after May 1, 2001. Assets acquired on May 1, 2001 in connection with this transaction totaled $337.2 million. Collected premiums assumed during 2001 as a result of the NTL agreement totaled $13.3 million.
o During the fourth quarter of 2001, we entered into a coinsurance agreement with American Equity Investment Life Insurance Company (American Equity) whereby we assumed 70% of certain American Equity annuity business issued during the period from August 1, 2001 to December 31, 2001. In addition, we agreed to assume 40% of certain American Equity annuity business issued during 2002 and 2003. Collected premiums assumed during 2001 as a result of the American Equity agreement totaled $280.0 million (excludes $138.3 million relating to business assumed that was issued during the third quarter of 2001).

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Our principal insurance subsidiaries are Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust). Farm Bureau Life commenced operations in 1945 and EquiTrust commenced operations in 1998. Several of our subsidiaries support various functional areas of the Company and affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies and provide certain management and other services to NTL.

BUSINESS STRATEGY

We have a three-pronged growth strategy that consists of (1) internal growth within our traditional Farm Bureau distribution network, (2) alliances and relationships with other companies and (3) consolidations. Our growth strategies are detailed below:

GROWTH STRATEGY #1 - INTERNAL GROWTH WITHIN OUR TRADITIONAL FARM BUREAU DISTRIBUTION NETWORK.

We are focused on growing our core business, which comes through our Farm Bureau distribution network, through new product introductions, sales initiatives and cross selling opportunities.

During 2001, we continued to enhance the array of products available to agents and customers. In April, we introduced a new term product called Choice Term that has proven to be very popular. In May, we enhanced our variable products with the addition of a guaranteed death benefit rider on our variable universal life products and an incremental death benefit rider on our variable annuities. In October, we introduced a new traditional product portfolio and enhanced our variable products by expanding the number of subaccount options. We are committed to offering competitive and state-of-the art products and features.

Several programs targeted at increasing life insurance and annuity sales within our core distribution system built momentum in 2001. These programs include life and investment specialists, EquiTrust wholesalers and the BUILDING A PROFESSIONAL PRACTICE series. Life and investment specialists are hired by a multi-line manager to work as a resource within the agency for life and investment sales. Our EquiTrust wholesalers are responsible for increasing variable product and mutual fund sales within their own territory, and are available for agency training, case analysis support, and may have direct client involvement on large cases. Our BUILDING A PROFESSIONAL PRACTICE series teaches agents to examine the way they have their business structured, how they are spending their time, and encourages them to hire assistants so that they may spend more time with direct client contact. During 2001, we also expanded our direct mail programs, which represent policy conversion and upgrade opportunities to clients, and introduce new products and concepts to prospective clients. We continue to expand these programs to generate activity for our agents, resulting in incremental premium production.

We have opportunities to increase our sales through cross selling life insurance products to Farm Bureau members who already own a property-casualty policy offered by Farm Bureau affiliated property-casualty companies. For example, in the six-state region where we manage the affiliated property-casualty insurance company and related field force (Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah), approximately 25% of the Farm Bureau members own at least one of our life products, 65% own at least one Farm Bureau property-casualty product and approximately 20% own both.

GROWTH STRATEGY #2 - ALLIANCES AND RELATIONSHIPS WITH OTHER COMPANIES.

Our alliance partner strategy began as variable product alliances with us providing our partner companies with their own brand-labeled competitive variable products. With this strategy, we obtain access to additional distribution systems and our partners are provided with access to variable products and share in the underwriting results without developing the infrastructure and know-how to underwrite and administer the business. Since December 1998, we have developed variable product alliances with the following companies:

 American Equity Investment Life Insurance Company
 Berthel Fisher & Company
 Country Life Insurance Company
 Farm Bureau Life Insurance Company of Missouri
 Modern Woodmen of America (scheduled to begin production in the Spring of 2002) National Travelers Life Company
 Southern Farm Bureau Life Insurance Company
 United Farm Family Life Insurance Company

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

Prior to 2001, our alliances had been for the sale of our variable products, but in 2001 our alliance strategy was refined to include other types of relationships with partner companies. This strategy now also includes our coinsurance and services agreement with NTL and coinsurance agreement with American Equity.

We believe that our alliance strategy has significant growth potential from several perspectives. Growth can be achieved through our existing variable alliances with additional product offerings, an increased number of registered representatives, and a higher average production per registered representative. Our relationships with Kansas Farm Bureau Life, NTL and American Equity all began as variable alliance partnerships, but expanded as they got to know us and how we do business. We believe that by providing our current alliance partners with a high level of service as we work with them on daily basis, they may grow into further opportunities. We are also targeting additional alliance partners for variable product, traditional product, coinsurance and management relationships.

GROWTH STRATEGY #3 - CONSOLIDATIONS.

In January 2001, we finalized our acquisition of Kansas Farm Bureau Life. Kansas Farm Bureau Life was a good strategic fit with our overall business strategy as they served the same niche marketplace, yet in a separate geographic territory. Consolidations expand our distribution systems, generate top-line revenue growth and provide us with a larger base over which to spread our fixed operating costs. These items, in turn, put us in a better position to offer competitive products and to invest in the infrastructure necessary to stay competitive in the maturing life insurance industry.

We have a long and successful history of being a consolidator among Farm Bureau affiliated insurance companies and have grown over the years from being a single state Farm Bureau company to operating in 15 core states in the Midwest and West. In addition to our 2001 acquisition of Kansas Farm Bureau Life, we acquired Utah Farm Bureau Life Insurance Company in 1984, Rural Security Life Insurance Company in 1993 and Western Farm Bureau Life Insurance Company in 1994. Since 1984, we also have taken over the management of property-casualty companies operating in four states. We believe, as a publicly held company, we are well positioned to be the consolidator of choice among Farm Bureau companies should the opportunity arise.

We are actively working to grow our operations via consolidations. We are focused on being a consolidator in the Farm Bureau network of insurance companies and, given the right set of circumstances, with other insurance companies that would be a compatible fit for FBL. We also continue to seek out consolidation opportunities that would increase our limited public float. As we seek to grow our operations via consolidation, we will only look at consolidation opportunities that are beneficial to our shareholders.

MARKETING AND DISTRIBUTION

MARKET AREA

Our sales are principally conducted in the following core Farm Bureau marketing territory: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty company) - Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company only) - Colorado, Idaho, Kansas, Montana, Nebraska, North Dakota, Oklahoma, Wisconsin and Wyoming. Additionally, our variable alliance partners market throughout the United States.

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

AFFILIATION WITH FARM BUREAU

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation, the nation's largest grass roots farm and ranch organization with over 5.1 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations and related trademarks and service marks, a company must have permission from the state's Farm Bureau federation. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the states in our core Farm Bureau marketing territory, we have the exclusive right to use the "Farm Bureau" name and "FB" logo for marketing products in those states.

The American Farm Bureau Federation has the right to terminate our right to use the "Farm Bureau" and "FB" designations in all of our states (i) in the event of a material breach of the trademark license that we do not cure within 60 days,
(ii) immediately in the event of termination by the American Farm Bureau of the Iowa Farm Bureau's membership in the American Farm Bureau or (iii) in the event of a material breach of the Iowa Farm Bureau Federation's membership agreement with the American Farm Bureau Federation, including by reason of the failure of the Iowa Farm Bureau Federation to cause us to adhere to the American Farm Bureau Federation's policies. Each state Farm Bureau federation in our trade territory could terminate our right to use the Farm Bureau designations in that particular state without cause subject to a notification requirement that ranges from 60 days to ten years, depending on the state.

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

To facilitate our working relationship with state Farm Bureau organizations, the Presidents of the state Farm Bureau federations in our core marketing territory are eligible to serve on our Board of Directors. Each state Farm Bureau federation, or its assignee, benefits from its relationship with us through receipt of royalties. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 2001, total royalties paid to Farm Bureau organizations were approximately $1.5 million.

We have marketing agreements with all of the Farm Bureau property-casualty companies in our core marketing area, pursuant to which the property-casualty companies develop and manage an agency force that sells both property-casualty products for that company and life products for us. We pay them a fee for this service in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent. We paid overwrite commissions totaling $6.2 million in 2001.

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

All of the state Farm Bureau federations in our core marketing area are associated with the American Farm Bureau Federation. The primary goal of the American Farm Bureau Federation is to improve the financial well-being and quality of life of farmers, ranchers and other rural residents through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico. Within each state, Farm Bureau is generally organized at the county level. Farm Bureau programs generally include policy development, state and national lobbying activities, leadership development, speaker corps, media relations, crime prevention, marketing clubs, women's activities, young farmers activities, promotion and education and commodity promotion activities. Member services provided by Farm Bureau vary by state but often include newspapers and magazines, theft and arson rewards, eye care programs, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance and financial planning services.

EXCLUSIVE AGENCY FORCE - CORE MARKETING TERRITORY

Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our core marketing territory by an exclusive Farm Bureau force of approximately 1,980 agents and agency managers. We have a written contract with each member of our agency force. The contracts do the following:

o Specify and limit the authority of the agents to solicit insurance applications on our behalf;
o Describe the nature of the independent contractor relationship between us and the agent;
o Define the agent as an exclusive agent limited to selling insurance of the types sold on our behalf, or for certain products, on the behalf of other insurance companies approved by us;
o    Allow either party to immediately terminate the contract;
o    Specify the compensation payable to the agents;
o    Reserve our ownership of customer lists; and
o    Set forth all other terms and conditions of the relationship.

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

Our agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty company, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are approximately 730 agents and managers in our multi-line states, all of whom market a full range of our life insurance products and our mutual funds. These agents and agency managers also market property-casualty products for the property-casualty companies that we manage.

In our life only states, our life insurance products and sponsored mutual funds are marketed through agents managed by the property-casualty company affiliated with the Farm Bureau federation of that state. These agents, of which there are approximately 1,250, market our life and mutual fund products on an exclusive basis and market the property-casualty products of that state's affiliated property-casualty companies. Agents as well as agency managers in our life only states are independent contractors.

Approximately 97% of the agents in our multi-line states are licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and sponsored mutual funds. We continue to emphasize the training of agents for NASD licensing in our life only territories, where approximately 72% of the agents are NASD licensed.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.

We structure our agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years after new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 2001, approximately 40% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

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

We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. We believe that these programs provide significant incentives for the most productive agents. Approximately 7% of our agents qualify for our annual incentive trip.

Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 2001 in our multi-line states was approximately 91%. We believe retention of agents is enhanced because of their ability to sell both life and property-casualty insurance products, as well as mutual funds.

EXCLUSIVE AGENCY FORCE - EQUITRUST

In addition to our exclusive Farm Bureau agents in our core marketing territory, on a pilot basis, we have expanded our distribution to include a small number of agents in select states who sell products under the EquiTrust name. The significance of this is our growing ability to distribute EquiTrust life insurance products beyond our core Farm Bureau territory, without the presence of an alliance partner.

AGENCY FORCE - ALLIANCE PARTNERS

Our Farm Bureau alliance partners have over 6,400 exclusive agents that are dedicated to selling insurance products using the Farm Bureau brand. The number of Farm Bureau alliance partner agents licensed to sell variable products has grown steadily from 3% at December 31, 1998 to approximately 31% at February 28, 2002. Our partners continue working with their other agents to license them to become registered representatives. Our Farm Bureau alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products.

Our alliance partners outside the Farm Bureau network have approximately 38,700 agents, most of which are independent agents that have access to outside variable products and are not limited solely to our variable products. While many of our alliance partners' agents are not currently licensed for the sale of variable life insurance and variable annuity products, the alliance partners are promoting the licensing of existing agents and the recruitment of agents that are licensed. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products.

In addition to our variable product alliances, we assume new traditional life and traditional annuity business written by NTL and traditional and equity-indexed annuity business written by American Equity. NTL has approximately 3,800 independent agents and is licensed in 42 states. American Equity has approximately 33,900 independent agents and is licensed in 45 states.

SEGMENTATION OF OUR BUSINESS

Prior to January 1, 2001, our life insurance segment was our only reportable operating segment. The life insurance segment included activities related to the sale of life insurance, annuities and accident and health insurance products. Operations were aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. During 2001, a financial reporting project to refine our line of business detail was completed. With the availability of more detailed line of business information, management now utilizes financial information regarding products that are aggregated into three product segments. These product segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have a corporate and other segment that consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

o Investments and related investment income not specifically allocated to our product segments;
o Interest expense and minority interest pertaining to distributions on trust preferred securities;
o Accident and health insurance products, primarily long-term disability income insurance;
o    Advisory services for the management of investments and other companies;
o Marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
o    Leasing services, primarily with affiliates.

See Note 15 of the notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Information" for additional information regarding our financial results by operating segment.

TRADITIONAL ANNUITY SEGMENT

We sell a variety of traditional annuity products through our exclusive agency force in our core marketing territory. In addition, we assume annuity business from NTL and American Equity. The traditional annuity segment consists of traditional and equity-indexed annuities and supplementary contracts. Traditional and equity-indexed annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. The following table sets forth our annuity premiums collected for the years indicated:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                     2001        2000         1999         1998          1997
                                                 ----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Traditional annuity:
  First year - individual ....................   $   67,721   $   28,372   $   31,471   $   32,638   $   32,168
  Renewal - individual .......................       35,692       13,853       19,440       19,137       21,834
  Group ......................................        3,539        2,730        1,227        1,022        7,241
                                                 ----------   ----------   ----------   ----------   ----------
Total traditional annuity ....................      106,952       44,955       52,138       52,797       61,243
Reinsurance assumed - NTL ....................        1,819          136          190       22,034           --
Reinsurance assumed - American Equity ........      280,016           --           --           --           --
                                                 ----------   ----------   ----------   ----------   ----------
Total traditional annuity, net of reinsurance    $  388,787   $   45,091   $   52,328   $   74,831   $   61,243
                                                 ==========   ==========   ==========   ==========   ==========

Collected traditional annuity premiums during 2001 increased $48.6 million as a result of the acquisition of Kansas Farm Bureau Life. The coinsurance of in force business from NTL on May 1, 2001 and American Equity on October 1, 2001 is excluded from the above table. At the inception of the coinsurance agreements, related traditional annuity reserves totaled $114.2 million for the NTL business and $138.7 million for the American Equity business. For our direct annuity premiums collected in our core Farm Bureau market territory, premiums collected in 2001 are concentrated in the following states: Kansas (45%), Iowa (23%) and Oklahoma (9%).

FIXED RATE ANNUITIES. We offer annuities which are generally marketed to individuals in anticipation of retirement. We offer traditional annuities principally in the form of flexible premium deferred annuities that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 54% of our existing individual direct traditional annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date.

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

EQUITY-INDEXED ANNUITIES. Approximately 73% of the annuities that we assumed during 2001 from American Equity are equity-indexed annuities. These products allow purchasers to earn investment returns linked to the performance of a market index, without the risk of loss of their principal. The annuity contract value is equal to the premiums paid as increased for returns which are based upon minimum interest guarantees or a percentage (the "participation rate") of the annual appreciation (based in certain situations on monthly averages) in a recognized index such as the Standard and Poors 500. Some products apply an overall maximum limit (or "cap") on the amount of annual returns the contract holder may earn in any one contract year. In addition, the participation rate and cap may be adjusted annually subject to stated limits. American Equity purchases call options on the applicable indexes as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity-index products. Through the underlying reinsurance contract, we participate in the cost and returns of the call options supporting the business we assume.

INTEREST CREDITING AND PARTICIPATING DIVIDEND POLICY

We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after any initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's required interest spread and competitive market conditions at the time. Average credited rates on our direct annuity contracts were 5.83% in 2001, 5.75% in 2000 and 5.69% in 1999.

The following table sets forth in force information for our traditional annuity segment:

                                                        AS OF DECEMBER 31,
                                          --------------------------------------------
                                               2001           2000             1999
                                          ------------    ------------    ------------
                                                     (DOLLARS IN THOUSANDS)
   Number of direct contracts ........          47,002          35,773          40,154
   Interest sensitive reserves .......    $  1,819,135    $    962,614    $  1,009,004
   Other insurance reserves ..........         259,051         170,356         160,886

TRADITIONAL AND UNIVERSAL LIFE INSURANCE SEGMENT

We sell a variety of traditional and universal life insurance products through our exclusive agency force in our core marketing territory. In addition, we assume traditional and universal life insurance from NTL. The traditional and universal life insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis. The following table sets forth our traditional and universal life insurance premiums collected for the years indicated:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                      2001         2000          1999          1998          1997
                                                  ----------    ----------    ----------    ----------    ----------
                                                                        (DOLLARS IN THOUSANDS)
Universal life:
   First year .................................   $    1,806    $    2,010    $    2,747    $    2,857    $    3,522
   Renewal ....................................       40,101        39,374        40,978        42,263        44,969
                                                  ----------    ----------    ----------    ----------    ----------
     Total ....................................       41,907        41,384        43,725        45,120        48,491
Participating whole life:
   First year .................................        5,871         2,616         3,003         3,226         3,646
   Renewal ....................................       76,493        61,083        61,881        61,867        61,660
                                                  ----------    ----------    ----------    ----------    ----------
     Total ....................................       82,364        63,699        64,884        65,093        65,306
Term life and other:
   First year .................................        7,087         4,930         4,282         4,151         3,802
   Renewal ....................................       28,666        19,394        18,122        16,676        15,513
                                                  ----------    ----------    ----------    ----------    ----------
     Total ....................................       35,753        24,324        22,404        20,827        19,315
                                                  ----------    ----------    ----------    ----------    ----------
Total traditional and universal life ..........      160,024       129,407       131,013       131,040       133,112
Reinsurance assumed - NTL .....................       11,482            --            --            --            --
Reinsurance ceded .............................       (7,822)       (3,547)       (4,184)       (3,937)       (3,979)
                                                  ----------    ----------    ----------    ----------    ----------
Total traditional and universal life, net of
   reinsurance ................................   $  163,684    $  125,860    $  126,829    $  127,103    $  129,133
                                                  ==========    ==========    ==========    ==========    ==========

Collected traditional and universal life insurance premiums during 2001 increased $26.0 million as a result of the acquisition of Kansas Farm Bureau Life. The coinsurance of in force business from NTL on May 1, 2001 is excluded from the above table. At the inception of this coinsurance agreement, related traditional and universal life insurance reserves totaled $209.1 million. For our direct traditional and universal life premiums collected in our core Farm Bureau market territory, premiums collected in 2001 are concentrated in the following states: Iowa (25%), Kansas (19%) and Oklahoma (12%).

TRADITIONAL LIFE INSURANCE. We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 40% of receipts from policyholders during 2001 and represented 16% of life insurance in force at December 31, 2001.

We also market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. We may change the premium scales at any time but may not increase rates above guaranteed levels. In the past, we sold participating term insurance, but this product has been discontinued.

UNIVERSAL LIFE INSURANCE. Our universal life policies provide permanent life insurance protection with a flexible premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder's account balance. Interest is credited to the cash value at rates that we periodically set. Agents need not be registered with the NASD to offer this product.

We also market a last survivor universal life policy designed especially for the estate planning market.

UNDERWRITING

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 15 underwriters who have an average of 16 years of experience in the insurance industry. Our underwriters review each applicant's written application, which is prepared under the supervision of our agents, and any required medical records. We employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is 18 and older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Any tobacco use by a life insurance applicant within the preceding one year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

LAPSE RATES

Our persistency rate has historically exceeded industry averages. A summary of our individual life insurance lapse rates (for our direct traditional, universal life and variable life insurance products), compared to industry averages, is outlined in the following table:

                                                         LAPSE RATES FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                2001          2000          1999          1998          1997
                                             ----------    ----------    ----------    ----------    ----------
Our life insurance lapse rates ...........         6.4%          7.9%          8.1%          7.2%          7.0%
Industry life insurance lapse rates ......         (A)           8.7           8.2           8.32          8.5

(A) The industry lapse rate for 2001 is not available as of the filing date of this Form 10-K.

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

Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on life policies issued after June 30, 1999 is $1,100,000. For policies issued prior to July 1, 1999, the maximum retention is generally limited to $600,000. In addition, we participate with various unaffiliated life insurance companies in a reinsurance pool to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we are able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event.

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

INTEREST CREDITING AND PARTICIPATING DIVIDEND POLICY

The interest crediting and participating dividend policies for our traditional and universal life insurance products are the same as our traditional annuity products. See "Interest Crediting and Participating Dividend Policy" under the traditional annuity segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 5.90% in 2001, 5.99% in 2000 and 6.01% in 1999.

Policyholder dividends are currently being paid and will continue to be paid as declared on participating policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, and expense levels. Other factors, such as changes in tax law, may be considered as well.

The following table sets forth in force information for our traditional and universal life insurance segment:

                                                                          AS OF DECEMBER 31,
                                                          ------------------------------------------------
                                                               2001              2000             1999
                                                          ------------      ------------      ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT FACE AMOUNTS IN MILLIONS)
   Number of direct policies - traditional life ....           320,232           258,789           262,363
   Number of direct policies - universal life ......            63,666            61,364            64,470
   Direct face amounts - traditional life ..........      $     16,730      $     11,649      $     10,758
   Direct face amounts - universal life ............             4,916             4,821             5,043
   Interest sensitive reserves .....................           730,698           532,201           526,361
   Other insurance reserves ........................         1,161,372           840,745           829,430

VARIABLE SEGMENT

We sell several variable products through our exclusive agency force in our core marketing territory. In addition, we receive variable business through our unique variable product alliances. The variable segment consists of variable universal life insurance and variable annuity contracts. These products are similar to universal life insurance and traditional annuity contracts, except the contract holder has the option to direct the cash value of the contract to a wide range of investment sub-accounts, thereby passing the investment risk to the contract holder. The following table sets forth our variable premiums collected for the years indicated:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                               2001            2000            1999            1998            1997
                                           ------------    ------------    ------------    ------------    ------------
                                                                      (DOLLARS IN THOUSANDS)
Variable annuities:
  First year - core distribution .......   $     34,481    $     30,916    $     26,034    $     24,891    $     23,773
  First year - alliance partners (1) ...         10,319          21,710           8,888             490              --
  Renewal - core distribution ..........          8,861           6,763           5,135           4,616           3,641
  Renewal - alliance partners (1) ......          1,084             318              --              --              --
  Internal rollover ....................          4,592          14,989           7,097          11,469           6,240
                                           ------------    ------------    ------------    ------------    ------------
Total ..................................         59,337          74,696          47,154          41,466          33,654
Variable universal life:
  First year - core distribution .......         13,186          14,594          13,385          15,272          12,427
  First year - alliance partners (1) ...          1,272           1,462           1,468              98              --
  Renewal - core distribution ..........         37,208          32,077          27,399          22,423          19,156
  Renewal - alliance partners (1) ......            464             216              --              --              --
  Internal rollover ....................          5,616          10,024          10,052          18,032           7,824
                                           ------------    ------------    ------------    ------------    ------------
Total ..................................         57,746          58,373          52,304          55,825          39,407
                                           ------------    ------------    ------------    ------------    ------------
Total variable .........................        117,083         133,069          99,458          97,291          73,061
Reinsurance ceded ......................           (746)           (727)           (657)           (695)           (702)
                                           ------------    ------------    ------------    ------------    ------------
Total variable, net of reinsurance .....   $    116,337    $    132,342    $     98,801    $     96,596    $     72,359
                                           ============    ============    ============    ============    ============

(1) Amounts are net of portion ceded to and include amounts assumed from alliance partners.

In 2001, as was the case across the industry, our variable sales decreased. We believe this decrease is due to the uncertain equity market environment during 2001. Prior to that time, our variable sales had increased due to our marketing emphasis on variable products coupled with a program for the rollover of universal life policies to variable universal life policies. Of the total variable premiums collected, collected premiums for 2001 are concentrated in Iowa (40%) and Minnesota (10%).

VARIABLE UNIVERSAL LIFE INSURANCE. We offer variable universal life policies that are similar in design to the universal life policy, but the policyholder has the ability to direct the cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared. See "Variable Sub-Accounts and Mutual Funds."

VARIABLE ANNUITIES. For variable annuities, policyholders have the right to direct the cash value of the policy into an assortment of sub-accounts, thereby assuming the investment risk passed through by those sub-accounts. Policyholders can select from variable sub-accounts managed by us as well as sub-accounts that are managed by outside investment advisors. The sub-account options for variable annuity contracts are the same as those available for variable universal life policies. See "Variable Sub-Accounts and Mutual Funds."

UNDERWRITING AND REINSURANCE

Our underwriting standards and reinsurance programs for our variable life products are the same as our standards and programs for our traditional and universal life insurance products. See "Underwriting" and "Reinsurance" under the traditional and universal life insurance segment discussion.

The following table sets forth in force information for our variable segment:

                                                                             AS OF DECEMBER 31,
                                                               ----------------------------------------------
                                                                   2001             2000             1999
                                                               ------------     ------------     ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT FACE AMOUNTS IN MILLIONS)
   Number of direct contracts - variable annuity .........           14,517           12,643            9,058
   Number of direct policies - variable universal life ...           67,367           62,297           54,741
   Direct face amounts - variable universal life .........     $      6,798     $      6,131     $      5,224
   Separate account assets ...............................          356,448          327,407          256,028
   Interest sensitive reserves ...........................          129,254          104,143           90,630
   Other insurance reserves ..............................           20,025           17,938           15,396

CORPORATE AND OTHER SEGMENT

Effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure with an affiliated insurer our individual disability income business acquired in the Kansas Farm Bureau Life acquisition. Effective September 1, 2000, we entered into a similar arrangement with the same insurer to reinsure our individual disability income business in force at that time. At September 1, 2001, the related accident and health reserves totaled $14.4 million, deferred policy acquisition costs totaled $0.7 million and value of insurance in force acquired totaled $3.1 million. At September 1, 2000, the related accident and health reserves totaled $43.6 million and deferred acquisition costs totaled $11.8 million. We settled these transactions by transferring cash and investments equal to the reserves on the business. In addition, we received cash totaling $3.0 million in 2001 and $11.1 million in 2000 as consideration for the transactions. A loss of $0.8 million in 2001 and $0.7 million in 2000 on the transactions has been deferred and is being recognized over the term of the underlying policies. We have exited this business to focus on our life insurance and annuity product lines.

VARIABLE SUB-ACCOUNTS AND MUTUAL FUNDS

We sponsor the EquiTrust Series Fund, Inc. (the Series Fund) and EquiTrust Variable Insurance Series Fund (the Insurance Series Fund) (collectively, the EquiTrust Funds) which are open-end, diversified series management investment companies. The Series Fund is available to the general public. The Insurance Series Fund offers its shares, without a sales charge, only to our separate accounts and to our alliance partners' separate accounts as an investment medium for variable annuity contracts or variable life insurance policies. These Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives:

(1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal; and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2001 aggregated $424.1 million.

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

Our variable products also include sub-accounts that invest in funds managed by outside investment advisors in addition to our proprietary funds. We receive an administrative service fee from the outside investment advisors ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (7 sub-accounts), Dreyfus Corporation (6 sub-accounts), T. Rowe Price Associates, Inc. (5 sub-accounts), Franklin Advisers, Inc. (5 sub-accounts), Summit Investment Partners, Inc. (3 sub-accounts), American Century Investment Management Services, Inc. (2 sub-accounts), and JP Morgan Investment Management Inc. (2 sub-accounts).

We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $26.9 million at December 31, 2001.

EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest or pay money.

RATINGS AND COMPETITION

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated "A+(Superior)" by A.M. Best, A.M. Best's second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from "A++(Superior)" to "D (Poor)." Farm Bureau Life has maintained its existing "A+(Superior)" rating since A.M. Best first began using this rating methodology. EquiTrust is rated "A- (Excellent)" by A.M. Best. A.M. Best ratings consider claims paying ability and are not a rating of investment worthiness.

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

EMPLOYEES

At February 1, 2002, we had approximately 1,340 employees. Many employees and the executive officers also provide services to Farm Bureau Mutual Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease which expires in 2013. The property leased currently consists of approximately 180,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We also lease 22,000 square feet of an office building in Manhattan, Kansas under an operating lease that expires in 2006. We consider the current facilities to be adequate for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

STOCK MARKET AND DIVIDEND INFORMATION

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock for each quarter of 2001 and 2000.

COMMON STOCK DATA (PER SHARE)                      1ST QTR.       2ND QTR.       3RD QTR.       4TH QTR.
                                                  ----------     ----------     ----------     ----------
2001
High ........................................     $   17.620     $   18.450     $   19.500     $   18.390
Low .........................................         14.760         15.200         15.400         16.350

Dividends declared and paid .................     $    0.10      $    0.10      $    0.10      $    0.10

2000
High ........................................     $   19.750     $   16.875     $   17.000     $   17.875
Low .........................................         12.375         12.625         12.125         12.500

Dividends declared and paid .................     $    0.09      $    0.09      $    0.09      $    0.09

There is no established public trading market for our Class B common stock. As of March 1, 2002, there were approximately 3,000 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 26 holders of Class B common stock.

We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2002 will be $0.10 per common share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity" and Notes 1 and 14 to the consolidated financial statements.

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company. As consideration for the purchase, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to The Kansas Farm Bureau. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (1)

                                                                     AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
                                                       2001             2000           1999            1998            1997
                                                   ------------    ------------    ------------    ------------    ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA
Interest sensitive product charges .............   $     70,492    $     59,780    $     55,363    $     52,157    $     47,979
Traditional life insurance premiums ............        114,998          83,830          82,569          81,752          81,188
Accident and health premiums ...................          3,044           9,654          13,361          11,721          11,340
Net investment income ..........................        285,087         221,369         225,820         228,067         220,366
Realized gains (losses) on investments .........        (15,878)        (25,960)         (2,342)         (4,878)         40,953
Total revenues .................................        474,590         367,618         394,986         389,621         421,351

Income from continuing operations ..............         40,401          38,747          54,325          52,675          75,128
Cumulative effect of change in accounting for
  derivative instruments .......................            344              --              --              --              --
Income/gain from discontinued operations .......             --             600           1,385           1,265             699
Net income .....................................         40,745          39,347          55,710          53,940          75,827
Net income applicable to common stock ..........         36,543          39,197          55,560          53,790          73,656
Per common share:
  Income from continuing operations ............           1.32            1.27            1.68            1.56            2.01
  Income from continuing operations -
    assuming dilution ..........................           1.30            1.25            1.65            1.52            1.97
  Earnings .....................................           1.33            1.29            1.72            1.60            2.03
  Earnings - assuming dilution .................           1.31            1.27            1.69            1.56            1.99
  Cash dividends ...............................           0.40            0.36            0.33            0.30            0.20
Weighted average common shares
  outstanding - assuming dilution ..............     27,867,140      30,799,891      32,829,972      34,400,513      36,971,236
CONSOLIDATED BALANCE SHEET DATA
Total investments ..............................   $  4,300,856    $  2,870,659    $  2,950,200    $  3,031,436    $  2,940,911
Assets held in separate accounts ...............        356,448         327,407         256,028         190,111         138,409
Total assets ...................................      5,629,189       3,704,046       3,662,331       3,650,960       3,601,526
Long-term debt .................................         40,000          40,000          40,000              71          24,577
Total liabilities ..............................      4,883,574       3,130,101       3,060,178       2,965,869       2,894,708
Company-obligated mandatorily redeemable
  preferred stock of subsidiary trust ..........         97,000          97,000          97,000          97,000          97,000
Series C redeemable preferred stock ............         82,691              --              --              --              --
Total stockholders' equity .....................        565,793         476,803         505,008         583,588         605,315
Book value per common share ....................          20.53           17.35           15.94           17.75           16.77
Book value per common share, securities at
  cost .........................................          19.10           18.13           17.46           16.14           15.36
OTHER DATA (UNAUDITED)
Operating income applicable to common
  stock (2) ....................................   $     45,218    $     54,332    $     55,201    $     55,998    $     46,977
Operating income per common share -
  assuming dilution (2) ........................           1.62            1.76            1.68            1.63            1.27
Statutory capital and surplus (3) ..............        378,226         311,901         301,542         376,929         360,782
Net statutory premiums collected (4) ...........        672,097         312,854         291,281         310,247         274,105
Life insurance in force, net ...................     27,456,025      20,544,870      19,198,748      18,367,078      17,132,235

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Amounts for 2001 are impacted by the acquisition of Kansas Farm Bureau Life Insurance Company, Inc. effective January 1, 2001 and coinsurance transactions with National Travelers Life Insurance Company and American Equity Investment Life Insurance Company during 2001.
(2) Operating income equals net income adjusted to eliminate certain items which we believe are not indicative of operating trends because they are unusual and/or nonrecurring in nature, including the impact of realized gains (losses) on investments, gain on sale of discontinued operations and cumulative effect of change in accounting for derivative instruments.
(3) Statutory data has been derived from the annual statements of our insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
(4) Net statutory premiums include premiums collected from annuities and universal life-type products. For GAAP reporting, such premiums received are not reported as revenues. Amounts include internal rollover premiums to variable universal life or variable annuity contracts totaling $10.2 million in 2001, $25.0 million in 2000, $17.1 million in 1999, $29.5 million in 1998 and $14.1 million in 1997.

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

OVERVIEW

We sell universal life, variable universal life, and traditional life insurance and traditional and variable annuity products. These products are principally marketed through a core distribution force consisting of approximately 1,980 exclusive Farm Bureau agents in the midwestern and western sections of the United States. Variable universal life and variable annuity products are also marketed in other states through alliances with unaffiliated Farm Bureau companies. We also market variable products through alliances with two life insurance companies and a regional broker/dealer not affiliated with Farm Bureau. In addition to writing direct insurance business, we assume through coinsurance agreements a percentage of certain business written by National Travelers Life Company (NTL) and American Equity Investment Life Insurance Company (American Equity). These coinsurance agreements utilize excess capital and increase our volume of business in force. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage NTL and two Farm Bureau affiliated property-casualty insurance companies.

We use both net income and operating income to measure our performance. Operating income represents net income excluding the impact of realized gains and losses on investments, cumulative effect of change in accounting principle and discontinued operations. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains. While operating income is commonly used in the insurance industry as a measure of on-going earnings performance, it is not a substitute for net income determined in accordance with accounting principles generally accepted in the United States
(GAAP).

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

In accordance with GAAP, premiums and considerations received for interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for interest sensitive products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. Amounts for interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life and accident and health insurance products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For participating traditional life insurance and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits. The profitability of the Life Companies is primarily affected by fluctuations in mortality, other policyholder benefits, expense levels, interest spreads (i.e., the difference between interest earned on investments and interest credited to policyholders) and persistency. We have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the following areas:

o    valuation of investments;
o    amortization of deferred policy acquisition costs;
o    valuation of allowances for deferred tax assets;
o    calculation of policyholder liabilities and accruals; and
o    determination of pension expense.

It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements. The following is a discussion of these significant areas of judgement.

VALUATION OF INVESTMENTS

Our fixed maturity securities classified as available for sale and our equity securities are reported at market value. Approximately 77% of our fixed maturity securities, and 76% of our equity securities, are actively traded. For actively traded securities market values are determined using quoted market prices obtained from various pricing sources. For fixed maturity securities that are not actively traded, fair values are principally estimated using a matrix calculation assuming a spread over U. S. Treasury bonds. The spread used in the matrix calculation is based on current interest rates, risk assessment of the bonds and the current market environment. For equity securities that are not actively traded, estimated fair values are principally based on values of comparable issues. Our internal investment professionals perform or review the valuation of securities that are not actively traded. This review and valuation process requires significant judgement in the determination of the inputs into the matrix calculations and in the identification of comparable issues. Our estimates of fair value for not actively traded securities have proven to be reliable based on the prices obtained when these types of securities are sold. However, although we believe our estimates reasonably reflect the fair value of the securities, our key assumptions used in the valuation process may not reflect those of an active market.

When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline. In determining if and when a decline in market value below amortized cost is other-than-temporary for our investments in fixed maturity and equity securities, our investment professionals evaluate the operating results of the underlying issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value and other key economic measures. Considerable judgement is used in this evaluation process. While we believe we record other than temporary impairments on a timely basis, our key assumptions used in not writing down a particular security may prove to be wrong with the passage of time. The evaluation of securities that have a decline in fair value below amortized cost is an ongoing process and we continue to challenge the assumptions and inputs used in the evaluation process.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs totaled $360.2 million at December 31, 2001. Of this total, approximately 89.2%, or $321.3 million, relates to participating traditional life or interest sensitive products and 10.8%, or $38.9 million, relates to nonparticipating traditional life insurance products. Calculation of the amortization of deferred policy acquisition costs for participating life insurance and interest sensitive products involves significant judgement. As described above, amortization of these costs is dependent upon estimates of current and future gross profits or margins on this business. For nonparticipating traditional life insurance products, amortization is more straightforward as these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues.

Key assumptions used in the calculation of the amortization of deferred policy acquisition costs for participating life insurance and interest sensitive products include the following:

o    yield on investments supporting the liabilities,
o    amount of interest or dividends credited to the policies,
o    amount of policy fees and charges,
o    amount of expenses necessary to maintain the policies,
o    amount of death and surrender benefits and
o    the length of time the policies will stay in force.

Our estimate of how long the policies will remain in force varies by the type of product with life insurance products at 30 years and annuity products ranging from 15 to 30 years. The expected yield on investments supporting the liabilities ranges from 7.30% to 7.78% for traditional products and is 10.0% for variable products. The amount of expected interest or dividends to be credited to policies and policy fees and charges assessed are generally set at amounts equal to current levels. Future maintenance expense assumptions are based on current expense levels adjusted for inflation. These estimates, which are revised annually, are based on historical results and our best estimate of future experience. Amortization of deferred policy acquisition costs may increase or decrease if actual results vary from that currently anticipated or if a key assumption is revised.

VALUATION OF ALLOWANCES FOR DEFERRED TAX ASSETS

As of December 31, 2001, we have approximately $97.1 million of deferred tax assets for which no valuation allowance has been recorded. The deferred tax assets relate principally to book-to-tax differences in the recording of reserves for future policy benefits. The realization of these assets is based upon estimates of future taxable income and the timing of the reversal of offsetting deferred tax liabilities. We have historically generated sufficient taxable income to realize the deferred tax assets recorded as of December 31, 2001 and, based upon future projections of taxable income, do not believe a valuation allowance is necessary.

CALCULATION OF POLICY LIABILITIES AND ACCRUALS

The development of reserves for future policy benefits for non-interest sensitive insurance products requires the use of many assumptions, all of which require a certain level of judgement. Once established for a particular series of products, these assumptions are generally held constant. The underlying assumptions include the lives of the policies, mortality experience, lapse rates, surrender rates, and dividend crediting rates. These assumptions are made based upon our historical experience, industry standards and our best estimate of future results.

The development of reserves for future policy benefits for equity-indexed products requires the valuation of the embedded derivatives relating to the contract holder's right to participate in one or more market indices. This valuation requires assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts. These assumptions are revised at each balance sheet date and changes in the reserve pertaining to changes in assumptions are recorded as a component of net income in the period of the change.

DETERMINATION OF PENSION EXPENSE

We participate with other Farm Bureau companies in a multiemployer defined benefit pension plan and record as expense our proportionate share of net periodic pension cost of the plan as determined in accordance with Statement of Financial Accounting Standard (Statement) No. 87, "Employers' Accounting for Pensions". Statement No. 87 generally reduces the volatility of pension expense from changes in pension liability discount rates and the performance of the pension plan's assets.

The most significant element in determining our pension expense in accordance with Statement No. 87 is the expected return on plan assets. We have assumed that the expected long-term rate of return on plan assets will be 7.0%, which is approximately equal to the rate earned historically. We believe a long-term rate of 7.0% is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which produces the expected return on plan assets that is included in pension expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension expense. If plan assets have a rate of return substantially less than 7.0%, future pension expense will be greater than that if rate of return was equal to or greater than 7.0%.

At the end of each year, we determine the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, we look to rates of return on high quality, fixed-income investments. At December 31, 2001, we determined this rate to be 7.25%. Changes in discount rates over the past three years have not materially affected pension expense, and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by Statement No. 87.

We recognized consolidated pretax pension expense of $5.3 million in 2001, $5.2 million in 2000 and $4.5 million in 1999. We do not expect that changes to pension plan assumptions will have a significant impact on pension expense for 2002.

SIGNIFICANT TRANSACTIONS IMPACTING THE COMPARABILITY OF RESULTS

During 2001, we entered into a coinsurance agreement with American Equity whereby we assumed 70% of certain fixed and equity-indexed annuity business written by American Equity from August 1, 2001 to December 31, 2001. The agreement also provides for reinsuring 40% of certain new business written by American Equity during 2002 and 2003. This agreement was accounted for as the reinsurance of an in force block of business as of October 1, 2001, and the regular coinsurance of the business written during the fourth quarter of 2001. Accordingly, our consolidated statement of income for 2001 includes revenues and expenses pertaining to this business for only the fourth quarter of 2001. Collected premiums assumed during the fourth quarter of 2001 totaled $280.0 million. Reserves transferred to us in connection with the assumption of the in force block of business totaled $138.7 million.

Effective May 1, 2001, we entered into a coinsurance agreement with NTL whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued subsequent to May 1, 2001. Assets acquired on May 1, 2001 in connection with this transaction totaled $337.2 million. Collected premiums assumed during 2001 as a result of the NTL agreement totaled $13.3 million.

Effective January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau Life), a single-state life insurance company selling traditional life and annuity products in Kansas. In connection with this acquisition, we assumed all of Kansas Farm Bureau Life's insurance business through an assumption reinsurance agreement. As a result of the acquisition, our geographic market territory expanded into the state of Kansas for our traditional products and our exclusive agency force increased by 336 agents. Assets acquired with this transaction totaled $695.4 million. Premiums collected on business issued as a result of this acquisition during 2001 totaled $77.3 million.

Revenues and expenses for 2001 increased compared to 2000 and 1999 as a result of the American Equity, NTL and Kansas Farm Bureau Life transactions. Operating income increased approximately $3.9 million, or $0.14 per common share, during the year ended December 31, 2001 as a result of this new business. See Notes 2 and 5 of the notes to consolidated financial statements for additional information regarding these transactions.

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

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2001

Net income applicable to common stock decreased 6.8% in 2001 to $36.5 million and 29.5% in 2000 to $39.2 million. Operating income applicable to common stock decreased 16.8% in 2001 to $45.2 million and 1.6% in 2000 to $54.3 million. The decrease in net income in 2001 is due primarily to a decrease in equity income and a reduction of net investment income resulting from stock repurchase activity during 2000. The impact of these items were partially offset by net income generated from the Kansas Farm Bureau Life, NTL and American Equity transactions, an increase in fee income from mortgage loan prepayments and bond calls and a reduction in realized losses on investments. See discussion following for details on the positive impact the stock repurchase activity had on a per share basis. The decrease in net income in 2000 is generally attributable to an increase in realized losses on investments, due principally to writedowns for other-than-temporary impairments in value. In addition, net investment income decreased due primarily to a decrease in fee income from mortgage loan prepayments and bond calls. These items are partially offset by an increase in equity income. The primary drivers of the differences in operating income are the contributions made by our 2001 acquisition and reinsurance transactions and the differences noted above in investment and equity income.

The following is a reconciliation of net income to operating income.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                          2001            2000             1999
                                                                     ------------     ------------     ------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock ...........................    $     36,543     $     39,197     $     55,560
Adjustments:
   Net realized losses on investments ...........................           9,019           15,735            1,026
   Cumulative effect of change in accounting for derivative
     instruments ................................................            (344)              --               --
   Gain on disposal of property-casualty operations .............              --             (600)          (1,385)
                                                                     ------------     ------------     ------------
Operating income applicable to common stock .....................    $     45,218     $     54,332     $     55,201
                                                                     ============     ============     ============

Earnings per common share - assuming dilution ...................    $       1.31     $       1.27     $       1.69
                                                                     ============     ============     ============
Operating earnings per common share - assuming dilution .........    $       1.62     $       1.76     $       1.68
                                                                     ============     ============     ============

The change in earnings per common share from year to year is positively impacted by a decrease in the weighted average common shares outstanding during the three-year period ended December 31, 2001. Weighted average common shares outstanding, assuming dilution, decreased 9.5% in 2001 to 27,867,140 and 6.2% in 2000 to 30,799,891. These decreases are the result of acquisitions of common stock by the Company, primarily in 2000 and 1999.

A summary of our premiums and product charges is as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                            2001           2000           1999
                                                                     ------------    ------------    ------------
                                                                                (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges ..........................    $     70,492    $     59,780    $     55,363
    Traditional life insurance premiums .........................         114,998          83,830          82,569
    Accident and health premiums ................................           3,044           9,654          13,361
                                                                     ------------    ------------    ------------
       Total ....................................................    $    188,534    $    153,264    $    151,293
                                                                     ============    ============    ============

PREMIUMS AND PRODUCT CHARGES increased 23.0% in 2001 to $188.5 million and 1.3% in 2000 to $153.3 million. The increase in 2001 is due primarily to the addition of the Kansas Farm Bureau Life, NTL and American Equity business. Revenues from this business in 2001 included interest sensitive product charges of $8.3 million, traditional life insurance premiums of $28.8 million and accident and health premiums of $2.7 million. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Accident and health premiums decreased as a result of 100% coinsurance agreements to reinsure our individual long-term disability income business effective September 1, 2001 and 2000.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, increased 28.8% in 2001 to $285.1 million and decreased 2.0% in 2000 to $221.4 million. The increase in 2001 is due to an increase in average invested assets and an increase in fee income from mortgage loan prepayments and bond calls. Average invested assets (based on securities at amortized cost) totaled $3,850.2 million in 2001, $2,991.3 million in 2000 and $2,982.1 million in 1999. Average invested assets increased in 2001 due primarily to the acquisition of approximately $620.9 million in investments in connection with the Kansas Farm Bureau Life transaction, $299.3 million in investments in connection with the NTL transaction and $347.7 million in cash from the American Equity transaction. The annualized yield earned on average invested assets was 7.40% in 2001 and 2000 and 7.57% in 1999. Changing market conditions in 2001 and 2000 decreased our investment portfolio yield as investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. However, in 2001 an increase in prepayment fees and bond call income offset the impact of these market conditions. Fee income from mortgage loan prepayments and bond calls totaled $4.8 million in 2001, $0.4 million in 2000 and $5.2 million in 1999. In addition, we recorded $1.7 million in interest income during 1999 relating to the settlement of a fixed maturity security that had been in default. We had discontinued the accrual of interest on this security during 1996.

DERIVATIVE INCOME totaled $0.1 million in 2001. Derivative income is a new line in the consolidated statement of income for 2001 that is the result of the adoption of a new accounting standard. Under the new standard, derivatives are recorded at market value and changes in market value are reported as a component of net income. Our derivative income consists of unrealized gains and losses on the value of the conversion feature embedded in convertible fixed maturity securities and on the value of call options used to fund returns on our equity-indexed annuity contracts assumed from American Equity. Also included in derivative income is amortization of the underlying call options. Derivative income will fluctuate based on market conditions and may be negative.

REALIZED LOSSES ON INVESTMENTS decreased to $15.9 million in 2001 and increased to $26.0 million in 2000. Realized losses include writedowns of investments that became other-than-temporarily impaired totaling $16.8 million in 2001, $24.5 million in 2000 and $7.2 million in 1999. These writedowns are the result of deteriorating operating trends, lowered debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective years. Approximately $8.4 million of the realized losses in 2001 were from four securities issued by or affiliated with Enron Corporation. Approximately $14.4 million of the realized losses in 2000 were from eight securities that were of investment grade when acquired. The level of realized gains (losses) is subject to fluctuation from year to year depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME and OTHER EXPENSES include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                2001            2000            1999
                                                                            ------------    ------------    ------------
                                                                                       (DOLLARS IN THOUSANDS)
Policy benefits:
   Interest sensitive products benefits ................................    $    169,272    $    127,605    $    123,231
   Traditional life insurance and accident and health benefits .........          80,492          60,229          57,941
   Increase in traditional life and accident and health future policy
       benefits ........................................................          23,680          19,066          19,556
   Distributions to participating policyholders ........................          29,564          25,043          25,360
                                                                            ------------    ------------    ------------
       Total ...........................................................    $    303,008    $    231,943    $    226,088
                                                                            ============    ============    ============

POLICY BENEFITS increased 30.6% in 2001 to $303.0 million and 2.6% in 2000 to $231.9 million. The increase in 2001 is due primarily to the addition of the Kansas Farm Bureau Life, NTL and American Equity business. Benefits incurred from this business in 2001 included interest sensitive product benefits of $41.0 million, traditional life insurance and accident and health benefits, including change in reserves, of $29.9 million and distributions to participating policyholders of $4.2 million. The increase in traditional life benefits is also due to increased death benefits on our direct business and our participation in a reinsurance pool for catastrophic events. We accrued $1.6 million of death benefits in 2001 for anticipated losses from this pool resulting from the terrorist attacks on September 11, 2001. Partially offsetting these increases was a decrease in accident and health benefits as a result of the 100% coinsurance of our long-term disability income business during 2001 and 2000. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

A summary of our underwriting, acquisition and insurance expenses is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------
                                                                                 2001           2000            1999
                                                                            ------------    ------------    ------------
                                                                                       (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ...............................    $     11,434    $      9,951    $      9,740
    Amortization of deferred policy acquisition costs ..................          15,444          10,821          12,434
    Amortization of value of insurance in force acquired ...............           3,632             861             985
    Other underwriting, acquisition and insurance expenses, net of
       deferrals .......................................................          61,965          51,297          47,017
                                                                            ------------    ------------    ------------
       Total ...........................................................    $     92,475    $     72,930    $     70,176
                                                                            ============    ============    ============

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 26.8% in 2001 to $92.5 million and 3.9% in 2000 to $72.9 million. The increase in 2001 is due primarily to the addition of the Kansas Farm Bureau Life and NTL business. Underwriting, acquisition and insurance expenses relating to this business totaled $15.8 million in 2001. The impact of the new business was partially offset by a $1.0 million recovery of excess royalty fees paid in prior years for our agreement with the Iowa Farm Bureau Federation to use the "Farm Bureau" and "FB" designations in the State of Iowa. The increase in amortization of deferred policy acquisition costs in 2001 is due partly to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. In addition, amortization increased due to an increase in the unamortized acquisition cost asset caused by the growth in the volume of business in force. The increase in other underwriting, acquisition and insurance expenses is also partially attributable to an increase in salaries, information system expenses and other operating expenses due to general growth in areas that support our growing insurance operations and amortization of capitalized software costs associated with system enhancements. Another item impacting the comparison of expenses are restructuring charges of $1.2 million in 1999 and related cost savings in 2000 relating to the closing of an administrative service center. Other underwriting, acquisition and insurance expenses includes goodwill amortization totaling $0.9 million in 2001 and $0.7 million in 2000 and 1999.

INTEREST EXPENSE decreased 51.4% in 2001 to $1.8 million and increased 43.2% in 2000 to $3.7 million. The decrease in 2001 is due to a decrease in average debt outstanding and a decrease in the interest rate on our $40.0 million of variable-rate debt. The increase in 2000 was due to an increase in the average debt outstanding during the year.

INCOME TAXES increased 36.6% in 2001 to $18.6 million and decreased 47.5% in 2000 to $13.6 million. The effective tax rate was 29.2% for 2001, 30.3% for 2000 and 31.9% for 1999. The effective tax rates were lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income in 2001, 2000 and 1999. The impact of these permanent differences, which are relatively consistent from year to year, on the effective tax rate is more significant in 2000 compared to 1999 due to the decrease in pre-tax income. The decrease in the effective tax rate in 2001 compared to 2000 is due primarily to a change in the estimate of certain deferred tax liabilities.

EQUITY INCOME, NET OF RELATED INCOME TAXES, decreased 97.9% in 2001 to $0.3 million and increased 207.0% in 2000 to $12.2 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in 2000 is primarily driven by unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during 2000. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income includes $1.4 million in 2001, $0.4 million in 2000 and $0.6 million in 1999, representing our share of its net income. In addition, equity income includes goodwill amortization totaling $0.4 million in 2001, 2000 and 1999.

RESTRUCTURING

We closed an administrative service center during 1999, after the merger of two of our life insurance subsidiaries. As a result of the closing of the service center, a leased property was vacated, 22 job positions were eliminated and moving costs were incurred. During 1999, we charged to expense costs totaling $1.2 million for related severance benefits, lease costs and other costs primarily associated with closing the service center. The restructuring expenses are recorded in the underwriting, acquistion and insurance expenses line of the 1999 consolidated statement of income.

DISCONTINUED OPERATIONS

We recorded a gain of $0.6 million in 2000 and $1.4 million in 1999, net of related income taxes, on the sale of Utah Farm Bureau Insurance Company (Utah Insurance), a former wholly-owned property-casualty insurance company, to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. We did not record any gain during 2001 as the loss ratio of Utah Insurance was higher than the threshold loss ratio in the earn-out calculation included in the sales agreement. The gain on the sale may be increased in 2002 in accordance with an earn-out provision. See "Liquidity - FBL Financial Group, Inc."

SEGMENT INFORMATION

Prior to January 1, 2001, our life insurance segment was our only reportable operating segment. The life insurance segment included activities related to the sale of life insurance, annuities and accident and health insurance products. Operations were aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. During the first quarter of 2001, a financial reporting project to refine our line of business detail was completed. With the availability of more detailed line of business information, management now utilizes financial information regarding products that are aggregated into three product segments. These product segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment. See Note 15 of the notes to consolidated financial statements for additional information regarding segment information.

A discussion of our operating results, by segment, follows.

TRADITIONAL ANNUITY SEGMENT

                                                                              YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                       2001           2000            1999
                                                                  ------------    ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ........................    $      1,001    $      1,171    $        900
   Net investment income .....................................         126,784          90,490          95,869
   Derivative income .........................................             953              --              --
                                                                  ------------    ------------    ------------
                                                                       128,738          91,661          96,769
Benefits and expenses ........................................         108,265          75,911          77,994
                                                                  ------------    ------------    ------------
      Pre-tax operating income ...............................    $     20,473    $     15,750    $     18,775
                                                                  ============    ============    ============

OTHER DATA
Annuity premiums collected, net of reinsurance ...............    $    388,787    $     45,091    $     52,328
Policy liabilities and accruals, end of year .................       2,078,186       1,132,970       1,169,890

Pre-tax operating income for the traditional annuity segment increased 30.0% in 2001 to $20.5 million and decreased 16.1% in 2000 to $15.8 million. Pre-tax operating income and the volume of business in force increased in 2001 primarily due to the addition of the Kansas Farm Bureau Life, NTL and American Equity business. Annuity premiums collected from this new business in 2001 totaled $330.4 million. The decrease in pre-tax operating income in 2000 compared to 1999 is due to a decrease in the spread between net investment income and interest credited. This decrease is a result of a decrease in the yield on investments and a 0.25% increase, due to competitive factors, in the crediting rate on our flexible premium deferred annuity in September 2000. The crediting rate on our flexible premium deferred annuity was reduced 0.25% in April 2001 and 0.15% in December 2001 as a result of the general decline in market interest rates during 2001.

TRADITIONAL AND UNIVERSAL LIFE INSURANCE SEGMENT

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                      2001             2000            1999
                                                                  ------------     ------------    ------------
                                                                              (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ........................    $     39,327     $     31,651    $     31,855
   Traditional life insurance premiums and other income ......         114,998           83,940          82,895
   Net investment income .....................................         141,611          106,867         109,158
   Derivative income (loss) ..................................            (891)              --              --
                                                                  ------------     ------------    ------------
                                                                       295,045          222,458         223,908
Benefits and expenses ........................................         244,624          178,206         175,143
                                                                  ------------     ------------    ------------
      Pre-tax operating income ...............................    $     50,421     $     44,252    $     48,765
                                                                  ============     ============    ============

OTHER DATA
Life premiums collected, net of reinsurance ..................    $    163,684     $    125,860    $    126,829
Policy liabilities and accruals, end of year .................       1,892,070        1,372,946       1,355,791

Pre-tax operating income for the traditional and universal life insurance segment increased 13.9% in 2001 to $50.4 million and decreased 9.3% in 2000 to $44.3 million. Pre-tax operating income and the volume of business in force increased in 2001 primarily due to the addition of the Kansas Farm Bureau Life and NTL business. Life insurance premiums collected from this new business in 2001 totaled $37.4 million. The positive impact of the Kansas Farm Bureau Life and NTL business on pre-tax operating income was partially offset by an increase in death benefits, including $1.6 million in anticipated losses resulting from the terrorist attacks on September 11, 2001. Excluding the impact of the Kansas and NTL business, traditional benefits and the related change in reserves increased to $73.0 million in 2001 compared to $69.6 million in 2000. During 2001, amortization of deferred policy acquisition costs was increased $1.4 million due to changes in lapse rate, expense and other assumptions used to calculate the deferred policy acquisition cost asset. The decrease in pre-tax operating income in 2000 compared to 1999 is due principally to a decrease in investment income and increase in death benefits on interest sensitive products.

VARIABLE SEGMENT

                                                                             YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                      2001            2000            1999
                                                                  ------------    ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ........................    $     30,382    $     27,096    $     22,645
   Net investment income .....................................          10,198           9,007           7,417
   Other income ..............................................             829             910           1,104
                                                                  ------------    ------------    ------------
                                                                        41,409          37,013          31,166
Benefits and expenses ........................................          35,862          35,778          29,549
                                                                  ------------    ------------    ------------
      Pre-tax operating income ...............................    $      5,547    $      1,235    $      1,617
                                                                  ============    ============    ============

OTHER DATA
Variable premiums collected, net of reinsurance and internal
   rollovers .................................................    $    106,129    $    107,329    $     81,652
Policy liabilities and accruals, end of year .................         149,279         122,081         106,026
Separate account assets, end of year .........................         356,448         327,407         256,028

Pre-tax operating income for the variable segment increased 349.1% to $5.5 million in 2001 and decreased 23.6% to $1.2 million in 2000. The increase in pre-tax operating income in 2001 is generally attributable to an increase in the volume of business in force, favorable mortality experience and a decrease in expenses. During 2001, amortization of deferred policy acquisition costs was reduced by $1.5 million due to changes in lapse rate, expense and other assumptions used to calculate the deferred policy acquisition cost asset. In addition, expenses were reduced by $1.0 million in 2001 as a result of the recovery of certain royalty fees as discussed above. Operating revenues increased 11.9% in 2001, due to growth in the volume of business in force. Death benefits in excess of related account values on variable universal life policies increased 9.9% to $6.0 million for 2001. Profitability of this line of business is expected to increase as the volume of business grows.

CORPORATE AND OTHER SEGMENT

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      2001             2000             1999
                                                                  ------------     ------------     ------------
                                                                              (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Accident and health insurance premiums ....................    $      3,044     $      9,654     $     13,361
   Net investment income .....................................           6,494           15,005           13,376
   Derivative income .........................................              38               --               --
   Other income ..............................................          15,918           17,925           18,785
                                                                  ------------     ------------     ------------
                                                                        25,494           42,584           45,522
Benefits and expenses ........................................          24,374           34,729           31,358
                                                                  ------------     ------------     ------------
                                                                         1,120            7,855           14,164
Minority interest ............................................          (4,963)          (4,730)          (4,885)
Equity income, before tax ....................................             391           18,763            6,110
                                                                  ------------     ------------     ------------
      Pre-tax operating income (loss) ........................    $     (3,452)    $     21,888     $     15,389
                                                                  ============     ============     ============

Pre-tax operating income (loss) for the corporate and other segment decreased 115.8% to ($3.5) million in 2001 and increased 42.2% to $21.9 million in 2000. The changes in pre-tax operating income are primarily due to the fluctuations in equity income as described above. The decrease in net investment income in 2001 is due to a decrease in average invested assets resulting from a smaller volume of accident and health business in force and a $75.0 million stock repurchase and tender offer during the fourth quarter of 2000. As noted above, we sold our long-term disability income business through two coinsurance agreements in 2000 and 2001. These agreements decreased the level of operations reflected in the corporate and other segment.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio increased 49.8% to $4,300.9 million at December 31, 2001 compared to $2,870.7 million at December 31, 2000. This increase is primarily the result of the acquisition of approximately $620.9 million in investments in connection with the Kansas Farm Bureau Life transaction, $299.3 million in investments in connection with the NTL transaction and $347.7 million in cash from the American Equity transaction. In addition, we experienced unrealized appreciation on our fixed maturity securities and positive cash flow from operations. Furthermore, the carrying value of our investment portfolio increased as a result of the reclassification of our fixed maturity securities classified as held for investment to the available-for-sale category in connection with an accounting change for derivatives. See Note 1 to the notes to consolidated financial statements for additional information regarding this reclassification.

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

Our investment portfolio is summarized in the table below:

                                                                            DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
                                                 2001                           2000                           1999
                                      --------------------------     --------------------------     --------------------------
                                        CARRYING                       CARRYING                      CARRYING
                                          VALUE        PERCENT           VALUE        PERCENT         VALUE          PERCENT
                                      -----------    -----------     -----------    -----------     -----------    -----------
                                                                       (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public ........................    $ 2,773,290           64.5%    $ 1,727,513           60.2%    $ 1,733,678           58.8%
   144A private placement ........        590,867           13.7         402,877           14.0         429,269           14.6
   Private placement .............        271,993            6.3         169,042            5.9         178,445            6.0
                                      -----------    -----------     -----------    -----------     -----------    -----------
   Total fixed maturities ........      3,636,150           84.5       2,299,432           80.1       2,341,392           79.4
Equity securities ................         39,733            0.9          30,781            1.1          35,345            1.2
Mortgage loans on real estate ....        385,307            9.0         321,862           11.2         314,523           10.7
Investment real estate:
   Acquired for debt .............          2,321            0.1           5,285            0.2             783             --
   Investment ....................         17,735            0.4          18,535            0.6          19,336            0.6
Policy loans .....................        181,054            4.2         125,987            4.4         123,717            4.2
Other long-term investments ......          5,693            0.1           4,118            0.1           8,575            0.3
Short-term investments ...........         32,863            0.8          64,659            2.3         106,529            3.6
                                      -----------    -----------     -----------    -----------     -----------    -----------
      Total investments ..........    $ 4,300,856          100.0%    $ 2,870,659          100.0%    $ 2,950,200          100.0%
                                      ===========    ===========     ===========    ===========     ===========    ===========

As of December 31, 2001, 94.6% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2001, the investment in non-investment grade debt was 5.4% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities.

                                                                                   DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                            2001                       2000                        1999
                                                 ------------------------    ------------------------    ------------------------
     NAIC                                          CARRYING                    CARRYING                   CARRYING
 DESIGNATION   EQUIVALENT S&P RATINGS (1)            VALUE       PERCENT         VALUE       PERCENT        VALUE        PERCENT
------------- --------------------------------   ------------   ---------    ------------   ---------    ------------   ---------
                                                                              (DOLLARS IN THOUSANDS)
      1       (AAA, AA, A)....................   $  2,297,216        63.2%   $  1,386,708        60.3%   $  1,414,868        60.4%
      2       (BBB)...........................      1,141,122        31.4         761,932        33.1         781,342        33.4
                                                 ------------   ---------    ------------   ---------    ------------   ---------
              Total investment grade..........      3,438,338        94.6       2,148,640        93.4       2,196,210        93.8
      3       (BB)............................        129,748         3.5         120,495         5.2         107,249         4.6
      4       (B).............................         47,777         1.3          21,762         1.0          30,490         1.3
      5       (CCC, CC, C)....................          9,582         0.3           6,478         0.3           7,293         0.3
      6       In or near default..............         10,705         0.3           2,057         0.1             150          --
                                                 ------------   ---------    ------------   ---------    ------------   ---------
              Total below investment
                grade.........................        197,812         5.4         150,792         6.6         145,182         6.2
                                                 ------------   ---------    ------------   ---------    ------------   ---------
              Total fixed maturities..........   $  3,636,150       100.0%   $  2,299,432       100.0%   $  2,341,392       100.0%
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

Mortgage and other asset-backed securities constitute a significant portion of our portfolio of securities. These securities are purchased from time to time when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, in connection with the Kansas Farm Bureau Life acquisition, we did acquire Z securities with a carrying value of $32.5 million at December 31, 2001. These securities generally tend to have more duration risk (risk the security's price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at December 31, 2001, summarized by type of security.

                                                                                                        PERCENT OF
                                                         AMORTIZED                       CARRYING         FIXED
                                                           COST          PAR VALUE         VALUE        MATURITIES
                                                       ------------    ------------    ------------    ------------
                                                                          (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential .....................................    $    580,694    $    592,497    $    589,837            16.2%
   Pass through ...................................         103,188         102,764         104,642             2.9
   Planned and targeted amortization class ........          79,183          78,996          81,137             2.2
   Other ..........................................          50,126          51,442          52,042             1.4
                                                       ------------    ------------    ------------    ------------
Total residential mortgage-backed securities ......         813,191         825,699         827,658            22.7
Commercial mortgage-backed securities .............         289,346         287,218         292,276             8.0
Other asset-backed securities .....................         264,458         265,682         274,466             7.6
                                                       ------------    ------------    ------------    ------------
Total mortgage and asset-backed securities ........    $  1,366,995    $  1,378,599    $  1,394,400            38.3%
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

At December 31, 2001, we held $385.3 million or 9.0% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 2001, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at December 31, 2001 include: Pacific (27.2%), which includes California; and West South Central (21.2%), which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (38.7%), retail facilities (34.6%) and industrial facilities (21.3%) representing the largest holdings at December 31, 2001.

OTHER ASSETS

Assets other than investments generally increased due to the addition of the Kansas Farm Bureau Life, NTL and American Equity business. Cash and cash equivalents increased to $271.5 million at December 31, 2001 from $3.1 million at December 31, 2000 due to an increase in short-term investments with a maturity date of three months or less when acquired, resulting principally from cash received from American Equity in December 2001. Reinsurance recoverable increased 97.4% to $101.3 million at December 31, 2001 due to the impact of acquiring new business in 2001 and the coinsurance of our individual disability income business. Property and equipment decreased 31.7% to $40.4 million at December 31, 2001 due principally to the sale of capitalized software during 2001 to Farm Bureau Mutual. Assets held in separate accounts increased 8.9%, to $356.4 million at December 31, 2001 due primarily to net transfers to the separate accounts resulting from sales of our variable products, partially offset by the decline in the market value of the assets. At December 31, 2001, we had total assets of $5,629.2 million, a 52.0% increase from total assets at December 31, 2000.

LIABILITIES AND REDEEMABLE PREFERRED STOCK

Policy liabilities and accruals increased 56.3% to $4,185.9 million at December 31, 2001 primarily due to the addition of Kansas Farm Bureau Life, NTL and American Equity business. Policy related liabilities recorded at the inception of these transactions totaled $1,078.3 million. As noted under the "Investments" section above, the shift in sales to variable products will have an impact on the future growth rate of our policy liabilities and accruals as well as the separate account liabilities. Deferred income taxes increased 202.0% to $59.6 million at December 31, 2001 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities and deferred taxes recorded in connection with the Kansas Farm Bureau Life acquisition. Other liabilities at December 31, 2001 include payables for security purchases totaling $163.1 million. At December 31, 2001, we had total liabilities of $4,883.6 million, a 56.0% increase from total liabilities at December 31, 2000.

We issued Series C redeemable preferred stock with a carrying value of $82.7 million at December 31, 2001 in connection with the Kansas Farm Bureau Life transaction. See Note 2 of the notes to consolidated financial statements for additional details regarding the terms of this preferred stock.

STOCKHOLDERS' EQUITY

Stockholders' equity increased 18.7%, to $565.8 million at December 31, 2001, compared to $476.8 million at December 31, 2000. This increase is principally attributable to net income for the year, the change in unrealized appreciation/depreciation on fixed maturity and equity securities and the effect of reclassifying our fixed maturity securities from held-for-investment to the available-for-sale category, partially offset by dividends paid.

At December 31, 2001, common stockholders' equity was $562.8 million, or $20.53 per share, compared to $473.8 million, or $17.35 per share at December 31, 2000. Included in stockholders' equity per common share is $1.43 at December 31, 2001 and ($0.78) at December 31, 2000 attributable to net unrealized investment gains (losses) resulting from marking our fixed maturity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities classified as available for sale increased stockholders' equity $59.4 million during 2001, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The fixed maturity securities have laddered maturities and a weighted average life of 8.4 years at December 31, 2001 and 7.9 years at December 31, 2000. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

o    The average life of the portfolio.
o    The amount and speed at which market interest rates rise or fall.
o The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates.
o The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities decelerate during periods of increasing interest rates.

For a majority of our traditional insurance products, profitability is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. For variable and equity-indexed products, profitability on the portion of the policyholder's account balance invested in the fixed general account option, if any, is also affected by the spreads earned. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts. For the equity-indexed products, we purchase, indirectly through American Equity, call options that are designed to match the return owed to contract holders who elect to participate in one or more market indices. Profitability on the portion of the equity-indexed products tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to match the returns owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3%. Profitability on the equity-indexed annuities in any given year is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability because we only purchase one-year call options, through American Equity, to fund the returns owed to the contract holders at the inception of each contract year. This practice matches well with the contract holders' rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the equity-indexed annuities can fluctuate with changes in assumptions as to future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 92% of our liabilities at December 31, 2001 and 2000. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2001 and 2000, interest rate guarantees on our direct interest sensitive products ranged from 3.0% to 5.5%. The weighted average guarantee was 3.5% at December 31, 2001 and 3.7% at December 31, 2000.

For a substantial portion of business assumed from NTL and American Equity, NTL and American Equity, respectively, have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. While we are precluded from directly controlling these rates, we do manage certain aspects of NTL through a management agreement and have a representative on American Equity's Board of Directors.

We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive contracts have surrender and withdrawal penalty provisions.

The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive products and supplementary contracts without life contingencies:

                                                                            RESERVE BALANCE AT
                                                                               DECEMBER 31,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
                                                                          (DOLLARS IN THOUSANDS)
DIRECT BUSINESS:
Surrender charge rate:
   Greater than or equal to 5% ....................................    $    388,835    $    281,420
   Less than 5%, but still subject to surrender charge ............         359,339         235,494
   Not subject to surrender charge ................................       1,319,069       1,111,233
Not subject to surrender or discretionary withdrawal ..............         165,350         141,215
BUSINESS ASSUMED FROM NTL AND AMERICAN EQUITY:
Surrender charge rate:
   Greater than or equal to 5% ....................................         478,556              --
   Less than 5%, but still subject to surrender charge ............         163,054              --
   Not subject to surrender charge ................................          58,517              --
Not subject to surrender or discretionary withdrawal ..............           7,922              --
                                                                       ------------    ------------
         Total ....................................................    $  2,940,642    $  1,769,362
                                                                       ============    ============

A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity portfolio was approximately 5.1 at December 31, 2001 and 4.3 at December 31, 2000. The effective duration of the interest sensitive products was approximately 4.1 at December 31, 2001 and 4.7 at December 31, 2000.

If interest rates were to increase 10% from levels at December 31, 2001 and 2000, our fixed maturity securities and short-term investments would decrease approximately $94.3 million at December 31, 2001 and $54.1 million at December 31, 2000. This hypothetical change in value does not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2001 and 2000, the fair value of our debt and mandatorily redeemable preferred stock of subsidiary trust would increase $2.8 million at December 31, 2001 and 2000.

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

Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2001. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2001 and 2000. The mortality and expense fee rates range from 0.90% to 1.40% for 2001 and 2000. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts.

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

We may receive consideration during the period ending December 31, 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Insurance to Farm Bureau Mutual. Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in 2000 and $1.2 million in 1999. We did not record any gain during 2001 as the loss ratio of Utah Insurance was higher than the threshold loss ratio in the earn-out calculation.

We acquired Class A common shares totaling 5,900 in 2001, 4,358,397 in 2000 and 1,322,920 in 1999 as a result of stock repurchases. These transactions reduced stockholders' equity by $0.1 million in 2001, $85.8 million in 2000 and $25.7 million in 1999.

We paid common and preferred stock dividends totaling $12.5 million in 2001, $11.0 million in 2000 and $10.8 million in 1999. Interest payments on the parent company's 5% Subordinated Deferrable Interest Notes (the Notes), relating to the company-obligated mandatorily redeemable preferred stock of subsidiary trust, totaled $5.0 million in 2001, 2000 and 1999. It is anticipated that cash dividend requirements for 2002 will be $0.10 per quarter per common and Series C preferred share and $0.0075 per quarter per Series B preferred share, or approximately $12.5 million. In addition, interest payments on the Notes are estimated to be $5.0 million for 2002.

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends (defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends) as long as any Series C redeemable preferred stock is outstanding.

FBL Financial Group, Inc. expects to rely on available cash resources and on dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, it is anticipated that dividends from Farm Bureau Life will be used to fund the scheduled redemption of the Series C preferred stock in 2004 ($45.3 million) and 2006 ($46.3 million).

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2002, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $37.8 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 2001, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $16.3 million at December 31, 2001.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in 2001, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. Net cash inflows (outflows) for the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds totaling $536.0 million in 2001, ($36.5) million in 2000 and $104.1 million in 1999. The significant increase in net cash flows in 2001 is due principally to the impact of the Kansas, NTL and American Equity transactions. Net cash inflows are primarily used to increase the insurance companies' fixed maturity and short-term investment portfolios. The net cash outflow for 2000 is primarily the result of a $32.8 million net payment for reserves pursuant to the individual disability income coinsurance arrangement and increased surrender benefits on interest sensitive products and rollovers from traditional products to variable products. This cash outflow was funded with available cash and cash provided from investing activities. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a borrowing capacity of $78.9 million as of December 31, 2001. At December 31, 2001, Farm Bureau Life had outstanding borrowings of $40.0 million under this arrangement, leaving a borrowing capacity of $38.9 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.85% at December 31, 2001). Fixed maturity securities with a carrying value of $44.4 million are on deposit with the FHLB as collateral for the note.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations.

                                                               PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------------------------
                                                       LESS THAN       1 - 3        4 - 5        AFTER 5
                                           TOTAL         1 YEAR        YEARS        YEARS         YEARS
                                        ----------    ----------    ----------    ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS:
   Maturity of long-term debt ......    $   40,000    $       --    $   40,000    $       --    $       --
   Redemption of Series C
     redeemable preferred stock ....        91,553            --        45,280            --        46,273
   Home office operating lease .....        28,057         2,139         7,149         4,811        13,958
   Mortgage loan funding ...........        30,800        30,800            --            --            --
                                        ----------    ----------    ----------    ----------    ----------
        Total ......................    $  190,410    $   32,939    $   92,429    $    4,811    $   60,231
                                        ==========    ==========    ==========    ==========    ==========

We are also a party to other operating leases with total payments of approximately $1.0 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2001, included $32.9 million of short-term investments and $522.7 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, our cash balance at December 31, 2001 totaled $271.5 million.

ACCOUNTING CHANGES

Effective January 1, 2001, we adopted the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Without hedge accounting, these gains or losses are recorded as a component of net income. Statement No. 133 also allows companies to transfer securities classified as held for investment to either available-for-sale or trading categories in connection with the adoption of the new standard. Statement No. 138 amends Statement No. 133 to clarify the appropriate accounting for certain hedging transactions.

We have the following three different forms of derivatives on our balance sheet which are subject to Statement No. 133:

o the feature of a convertible fixed maturity security that allows the conversion of a fixed maturity security into an equity security is considered an embedded derivative,
o the rights of an equity-indexed annuity contract holder to participate in the index returns available under the contract are considered embedded derivatives and
o our reinsurance recoverable as it relates to call options purchased to fund returns to equity-indexed annuity contract holders is considered a derivative.

These derivatives are described more fully in Note 1 of the notes to consolidated financial statements under the captions "Investments - Fixed Maturities and Equity Securities", "Reinsurance Recoverable" and "Future Policy Benefits".

The cumulative effect of adopting these Statements on net income was $0.3 million. This amount represents the difference in accumulated net unrealized capital gains (losses) on the date of adoption, net of tax, resulting from the change in accounting for the conversion features embedded in our convertible fixed maturity securities. Income before cumulative effect of change in accounting for derivative instruments for 2001 was approximately $0.6 million less than what would have been recorded without the accounting change due to a decrease in the fair value of these conversion features during the period. The impact of the accounting change on 2001 income relating to the equity-indexed annuity derivatives has not been quantified, but is not believed to be material to our financial position or results of operations.

Upon the adoption of Statement No. 133, we transferred our fixed maturity securities classified as held for investment to the available-for-sale category. In connection with this transfer, the securities were marked to market and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, was credited to stockholders' equity. Prior year financial statements were not restated.

In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The SOP requires loans and trade receivables that management has the intent and ability to hold for the forseeable future or until maturity or payoff to be reported in the balance sheet at outstanding principal adjusted for any chargeoffs, the allowance for loan losses, any deferred fees or costs on originated loans and any unamortized premiums or discounts on purchased loans. We currently report our mortgage loans in accordance with this SOP and we do not believe it will have a material effect on our financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 provides a single accounting model for long lived assets to be disposed of and changes the criteria that must be met to classify an asset as held-for-sale. Statement No. 144 also requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which losses are incurred rather than as of the measurement date as presently required. The Statement is effective for the year beginning January 1, 2002, with earlier adoption encouraged. While we have not quantified the impact of adopting this Statement, we believe the Statement will not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Under the new Statements, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We will apply the new Statements in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.2 million per year, or $0.04 per share. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. While we have not completed this testing we do not expect this testing to require the impairment of any goodwill.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            FBL FINANCIAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



Report of Management........................................................  37
Report of Independent Auditors..............................................  38

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................  39
Consolidated Statements of Income...........................................  41
Consolidated Statements of Changes in Stockholders' Equity..................  42
Consolidated Statements of Cash Flows.......................................  43
Notes to Consolidated Financial Statements..................................  45

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

Management maintains a system of internal controls designed to meet its responsibilities for preparing reliable financial statements. The system is designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them. An internal audit department is maintained to continually monitor and challenge the adequacy of internal control. It is management's opinion that its system of internal control during the periods covered by this annual report was effective in providing reasonable assurance that the financial statements are fairly stated in all material respects.

We engage Ernst & Young LLP as independent auditors to audit our financial statements and express their opinion thereon. Their audits include reviews and tests of our internal controls to the extent they believe necessary to determine and conduct the audit procedures that support their opinion. A copy of Ernst & Young LLP's audit opinion follows this letter.

The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets periodically with management, internal auditors and Ernst & Young LLP to review internal accounting controls, audit activities, auditor independence and financial reporting matters. The internal auditors and Ernst & Young LLP have free access to the Audit Committee, with and without the presence of management, to discuss the adequacy of internal controls and to review the quality of financial reporting. The Audit Committee is also responsible for making recommendations to the Board of Directors concerning the selection of independent auditors.




                                          /s/ William J. Oddy
                                          -------------------
                                          CHIEF EXECUTIVE OFFICER AND DIRECTOR



                                          /s/ James W. Noyce
                                          -------------------
                                          CHIEF FINANCIAL OFFICER

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments.



                                           /s/ Ernst & Young LLP



Des Moines, Iowa
February 5, 2002

                            FBL FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                    ----------------------------
                                                                                        2001            2000
                                                                                    ------------    ------------
ASSETS
Investments:
   Fixed maturities:
     Held for investment, at amortized cost (market: 2000 - $288,661) ..........    $         --    $    284,253
     Available for sale, at market (amortized cost: 2001 - $3,560,988; 2000 -
        $2,038,161) ............................................................       3,636,150       2,015,179
   Equity securities, at market (cost: 2001 - $39,019; 2000 - $32,629) .........          39,733          30,781
   Mortgage loans on real estate ...............................................         385,307         321,862
   Investment real estate, less allowances for depreciation of $3,862 in 2001
     and $3,061 in 2000 ........................................................          20,056          23,820
   Policy loans ................................................................         181,054         125,987
   Other long-term investments .................................................           5,693           4,118
   Short-term investments ......................................................          32,863          64,659
                                                                                    ------------    ------------
Total investments ..............................................................       4,300,856       2,870,659

Cash and cash equivalents ......................................................         271,459           3,099
Securities and indebtedness of related parties .................................          57,781          52,458
Accrued investment income ......................................................          51,207          34,656
Accounts and notes receivable ..................................................             235             107
Amounts receivable from affiliates .............................................           3,504           6,522
Reinsurance recoverable ........................................................         101,287          51,312
Deferred policy acquisition costs ..............................................         360,156         250,971
Value of insurance in force acquired ...........................................          50,129          14,264
Property and equipment, less allowances for depreciation of $48,413 in 2001
   and $44,742 in 2000 .........................................................          40,385          59,152
Current income taxes recoverable ...............................................              --           8,496
Goodwill, less accumulated amortization of $5,301 in 2001 and $4,878 in
   2000 ........................................................................          11,170           8,554
Other assets ...................................................................          24,572          16,389
Assets held in separate accounts ...............................................         356,448         327,407








                                                                                    ------------    ------------
        Total assets............................................................    $  5,629,189    $  3,704,046
                                                                                    ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        2001            2000
                                                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive and equity-indexed products .........................    $  2,679,088    $  1,598,958
        Traditional life insurance and accident and health products ............       1,063,930         773,372
        Unearned revenue reserve ...............................................          30,870          29,382
     Other policy claims and benefits ..........................................          22,009          10,378
                                                                                    ------------    ------------
                                                                                       3,795,897       2,412,090
   Other policyholders' funds:
     Supplementary contracts without life contingencies ........................         261,554         170,404
     Advance premiums and other deposits .......................................         112,518          81,739
     Accrued dividends .........................................................          15,965          13,385
                                                                                    ------------    ------------
                                                                                         390,037         265,528

   Short-term debt payable to affiliate ........................................              --           9,943
   Amounts payable to affiliates ...............................................             886             136
   Long-term debt ..............................................................          40,000          40,000
   Current income taxes ........................................................             444              --
   Deferred income taxes .......................................................          59,634          19,749
   Other liabilities ...........................................................         240,228          55,248
   Liabilities related to separate accounts ....................................         356,448         327,407
                                                                                    ------------    ------------
        Total liabilities ......................................................       4,883,574       3,130,101
Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust .......................................................          97,000          97,000
   Other .......................................................................             131             142

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000
   shares ......................................................................          82,691              --

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .......           3,000           3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,215,685 shares in 2001 and 26,115,120 shares
     in 2000 ...................................................................          39,446          37,769
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ...................................           7,563           7,563
   Accumulated other comprehensive income (loss) ...............................          39,364         (22,445)
   Retained earnings ...........................................................         476,420         450,916
                                                                                    ------------    ------------
     Total stockholders' equity ................................................         565,793         476,803
                                                                                    ------------    ------------
        Total liabilities and stockholders' equity .............................    $  5,629,189    $  3,704,046
                                                                                    ============    ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           2001             2000             1999
                                                                       ------------     ------------     ------------
Revenues:
   Interest sensitive product charges .............................    $     70,492     $     59,780     $     55,363
   Traditional life insurance premiums ............................         114,998           83,830           82,569
   Accident and health premiums ...................................           3,044            9,654           13,361
   Net investment income ..........................................         285,087          221,369          225,820
   Derivative income ..............................................             100               --               --
   Realized losses on investments .................................         (15,878)         (25,960)          (2,342)
   Other income ...................................................          16,747           18,945           20,215
                                                                       ------------     ------------     ------------
     Total revenues ...............................................         474,590          367,618          394,986
Benefits and expenses:
   Interest sensitive product benefits ............................         169,272          127,605          123,231
   Traditional life insurance and accident and health benefits ....          80,492           60,229           57,941
   Increase in traditional life and accident and health future
     policy benefits ..............................................          23,680           19,066           19,556
   Distributions to participating policyholders ...................          29,564           25,043           25,360
   Underwriting, acquisition and insurance expenses ...............          92,475           72,930           70,176
   Interest expense ...............................................           1,778            3,655            2,553
   Other expenses .................................................          13,643           14,206           15,020
                                                                       ------------     ------------     ------------
     Total benefits and expenses ..................................         410,904          322,734          313,837
                                                                       ------------     ------------     ------------
                                                                             63,686           44,884           81,149
Income taxes ......................................................         (18,576)         (13,602)         (25,911)
Minority interest in earnings of subsidiaries:
   Dividends on company-obligated mandatorily redeemable
     preferred stock of subsidiary trust ..........................          (4,850)          (4,850)          (4,850)
   Other ..........................................................            (113)             120              (35)
Equity income, net of related income taxes ........................             254           12,195            3,972
                                                                       ------------     ------------     ------------
   Income before cumulative effect of change in accounting ........          40,401           38,747           54,325
     principle and discontinued operations
Cumulative effect of change in accounting for derivative
   instruments ....................................................             344               --               --
Gain on disposal of property-casualty operations, net of related
   income taxes ...................................................              --              600            1,385
                                                                       ------------     ------------     ------------
Net income ........................................................          40,745           39,347           55,710
Dividends on Series B and C preferred stock .......................          (4,202)            (150)            (150)
                                                                       ------------     ------------     ------------
Net income applicable to common stock .............................    $     36,543     $     39,197     $     55,560
                                                                       ============     ============     ============
Earnings per common share:
   Income before accounting change and discontinued
     operations ...................................................    $       1.32     $       1.27     $       1.68
   Cumulative effect of change in accounting for derivative
     instruments ..................................................            0.01               --               --
   Income from discontinued operations ............................              --             0.02             0.04
                                                                       ------------     ------------     ------------
   Earnings per common share ......................................    $       1.33     $       1.29     $       1.72
                                                                       ============     ============     ============
Earnings per common share - assuming dilution:
   Income before accounting change and discontinued
     operations ...................................................    $       1.30     $       1.25     $       1.65
   Cumulative effect of change in accounting for derivative
     instruments ..................................................            0.01               --               --
   Income from discontinued operations ............................              --             0.02             0.04
                                                                       ------------     ------------     ------------
   Earnings per common share - assuming dilution ..................    $       1.31     $       1.27     $       1.69
                                                                       ============     ============     ============
Cash dividends per common share ...................................    $       0.40     $       0.36     $       0.33
                                                                       ============     ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                             SERIES B       CLASS A       CLASS B         OTHER                         TOTAL
                                            PREFERRED       COMMON        COMMON      COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                              STOCK          STOCK         STOCK      INCOME (LOSS)    EARNINGS        EQUITY
                                          ------------   ------------   ------------  ------------   ------------   ------------
Balance at January 1, 1999 .............  $      3,000   $     42,034   $      7,558  $     50,050   $    480,946   $    583,588
 Comprehensive income (loss):
  Net income for 1999 ..................            --             --             --            --         55,710         55,710
  Change in net unrealized investment
   gains/losses ........................            --             --             --       (99,967)            --        (99,967)
                                                                                                                    ------------
 Total comprehensive loss ..............                                                                                 (44,257)
 Purchase of 1,322,920 shares of
  common stock .........................            --         (1,813)            --            --        (23,839)       (25,652)
 Issuance of 118,039 shares of
  common stock under employee
  benefit and stock option plans,
  including related income tax benefit .            --          2,087             --            --             --          2,087
 Dividends on preferred stock ..........            --             --             --            --           (150)          (150)
 Dividends on common stock .............            --             --             --            --        (10,608)       (10,608)
                                          ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 1999 ...........         3,000         42,308          7,558       (49,917)       502,059        505,008
 Comprehensive income:
  Net income for 2000 ..................            --             --             --            --         39,347         39,347
  Change in net unrealized investment
   gains/losses ........................            --             --             --        27,472             --         27,472
                                                                                                                    ------------
 Total comprehensive income ............                                                                                  66,819
 Purchase of 4,358,397 shares of
  common stock .........................            --         (6,277)            --            --        (79,505)       (85,782)
 Issuance of 166,285 shares of
  common stock under stock option
  plan, including related income tax
  benefit ..............................            --          1,709             --            --             --          1,709
 Adjustment resulting from capital
  transactions of equity investee ......            --             29              5            --             --             34
 Dividends on preferred stock ..........            --             --             --            --           (150)          (150)
 Dividends on common stock .............            --             --             --            --        (10,835)       (10,835)
                                          ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2000 ...........         3,000         37,769          7,563       (22,445)       450,916        476,803
 Comprehensive income:
  Net income for 2001 ..................            --             --             --            --         40,745         40,745
  Cumulative effect of change in
   accounting for derivative
   instruments .........................            --             --             --         2,406             --          2,406
  Change in net unrealized investment
   gains/losses ........................            --             --             --        59,403             --         59,403
                                                                                                                    ------------
 Total comprehensive income ............                                                                                 102,554
 Purchase of 5,900 shares of common
  stock ................................            --             (9)            --            --            (85)           (94)
 Issuance of 106,465 shares of
  common stock under compensation
  and stock option plans, including
  related income tax benefit ...........            --          1,686             --            --             --          1,686
 Dividends on preferred stock ..........            --             --             --            --         (4,202)        (4,202)
 Dividends on common stock .............            --             --             --            --        (10,954)       (10,954)
                                          ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2001 ...........  $      3,000   $     39,446   $      7,563  $     39,364   $    476,420   $    565,793
                                          ============   ============   ============  ============   ============   ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                          2001              2000            1999
                                                                      ------------     ------------     ------------
OPERATING ACTIVITIES
Continuing operations:
    Net income ...................................................    $     40,745     $     38,747     $     54,325
    Adjustments to reconcile net income to net cash provided by continuing operations:
       Adjustments related to interest sensitive products:
           Interest credited to account balances .................         141,801          104,896          105,121
           Charges for mortality and administration ..............         (68,884)         (58,987)         (54,229)
           Deferral of unearned revenues .........................           2,485            2,851            2,456
           Amortization of unearned revenue reserve ..............          (1,465)            (745)          (1,318)
       Provision for depreciation and amortization ...............          18,483           16,530           16,202
       Equity income .............................................            (254)         (12,195)          (3,972)
       Realized losses on investments ............................          15,878           25,960            2,342
       Increase (decrease) in traditional life and accident and
           health benefit accruals, net of reinsurance ...........           8,923          (23,910)          20,552
       Policy acquisition costs deferred .........................         (76,299)         (39,954)         (34,275)
       Amortization of deferred policy acquisition costs .........          15,444           10,821           12,434
       Provision for deferred income taxes .......................             491            8,378            2,435
       Other .....................................................          12,733          (15,444)           8,385
                                                                      ------------     ------------     ------------
Net cash provided by continuing operations .......................         110,081           56,948          130,458
Discontinued operations:
    Net income ...................................................              --              600            1,385
    Adjustments to reconcile net income to net cash provided by
       discontinued operations ...................................              --             (600)          (1,385)
                                                                      ------------     ------------     ------------
Net cash provided by discontinued operations .....................              --               --               --
                                                                      ------------     ------------     ------------
Net cash provided by operating activities ........................         110,081           56,948          130,458

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - held for investment .......................              --           55,846          154,700
    Fixed maturities - available for sale ........................         548,174          221,730          208,154
    Equity securities ............................................           7,832           20,346           10,391
    Mortgage loans on real estate ................................          27,847           41,850           53,922
    Investment real estate .......................................           2,296              644           20,080
    Policy loans .................................................          41,585           29,168           28,401
    Other long-term investments ..................................             390            1,104            1,169
    Short-term investments - net .................................          66,374           41,870               --
                                                                      ------------     ------------     ------------
                                                                           694,498          412,558          476,817
Acquisition of investments:
    Fixed maturities - available for sale ........................        (853,651)        (222,251)        (428,718)
    Equity securities ............................................          (2,144)          (2,491)          (6,663)
    Mortgage loans on real estate ................................         (60,599)         (49,306)         (69,606)
    Investment real estate .......................................              --               --             (726)
    Policy loans .................................................         (42,155)         (31,438)         (28,790)
    Other long-term investments ..................................          (1,792)              --           (1,014)
    Short-term investments - net .................................              --               --          (26,301)
                                                                      ------------     ------------     ------------
                                                                          (960,341)        (305,486)        (561,818)

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         2001             2000             1999
                                                                     ------------     ------------     ------------
INVESTING ACTIVITIES (CONTINUED)
Proceeds from disposal, repayments of advances and other
    distributions from equity investees .........................    $      5,715     $      8,747     $     11,395
Investments in and advances to equity investees .................          (1,151)          (1,505)          (6,654)
Net proceeds from sale of discontinued operations ...............           2,000            2,000            1,229
Net cash received in acquisition and coinsurance transaction ....           3,202               --               --
Net purchases of property and equipment and other ...............          (5,148)         (11,526)         (16,172)
                                                                     ------------     ------------     ------------
Net cash provided by (used in) investing activities .............        (261,225)         104,788          (95,203)

FINANCING ACTIVITIES
Receipts from interest sensitive, equity-indexed and variable
    products credited to policyholder account balances ..........         700,217          217,657          216,598
 Return of policyholder account balances on interest sensitive,
    equity-indexed and variable products ........................        (264,702)        (281,094)        (224,826)
Proceeds from short-term debt with affiliate ....................              --               --            3,068
Repayments of short-term debt ...................................              --           (1,751)         (24,500)
Proceeds from long-term debt ....................................              --               --           40,000
Repayments of long-term debt ....................................              --               --              (71)
Distributions on company-obligated mandatorily redeemable
    preferred stock of subsidiary trust .........................          (4,850)          (4,850)          (4,850)
Other contributions (distributions) related to minority
    interests - net .............................................            (124)             117           (4,588)
Purchase of common stock ........................................             (94)         (85,782)         (25,309)
Issuance of common stock ........................................           1,527            1,569            1,947
Dividends paid ..................................................         (12,470)         (10,985)         (10,758)
                                                                     ------------     ------------     ------------
Net cash provided by (used in) financing activities .............         419,504         (165,119)         (33,289)
                                                                     ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents ................         268,360           (3,383)           1,966
Cash and cash equivalents at beginning of year ..................           3,099            6,482            4,516
                                                                     ------------     ------------     ------------
Cash and cash equivalents at end of year ........................    $    271,459     $      3,099     $      6,482
                                                                     ============     ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest ....................................................    $      1,730     $      3,658     $      2,414
    Income taxes ................................................           8,126           21,374           11,781

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). We currently market individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the midwestern and western sections of the United States through an exclusive agency force. Variable universal life insurance and variable annuity contracts are also marketed in these and other states through alliances with other insurance companies and a regional broker/dealer. In addition to writing direct insurance business, we assume through coinsurance agreements a percentage of certain business written by National Travelers Life Company (NTL) and American Equity Investment Life Insurance Company (American Equity). These coinsurance agreements utilize excess capital and increase our volume of business in force. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage NTL and two Farm Bureau affiliated property-casualty companies.

CONSOLIDATION

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

ACCOUNTING CHANGES

Effective January 1, 2001, we adopted the Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Without hedge accounting, these gains or losses are recorded as a component of net income. Statement No. 133 also allows companies to transfer securities classified as held for investment to either available-for-sale or trading categories in connection with the adoption of the new standard. Statement No. 138 amends Statement No. 133 to clarify the appropriate accounting for certain hedging transactions.

We have the following three different forms of derivatives on our balance sheet which are subject to Statement No. 133:
o the feature of a convertible fixed maturity security that allows the conversion of a fixed maturity security into an equity security is considered an embedded derivative,
o the rights of an equity-indexed annuity contract holder to participate in the index returns available under the contract are considered embedded derivatives, and
o our reinsurance recoverable as it relates to call options purchased to fund returns to equity-indexed annuity contract holders is considered a derivative.

These derivatives are described more fully in this note under the captions "Investments - Fixed Maturities and Equity Securities," "Reinsurance Recoverable" and "Future Policy Benefits."

The cumulative effect of adopting these Statements on net income was $0.3 million. This amount represents the difference in accumulated net unrealized capital gains (losses) on the date of adoption, net of tax, resulting from the change in accounting for the conversion features embedded in our convertible fixed maturity securities. Income before cumulative effect of change in accounting for derivative instruments for 2001 was approximately $0.6 million less than what would have been recorded without the accounting change due to a decrease in the fair value of these conversion features during the period. The impact of the accounting change on 2001 income relating to the equity-indexed annuity derivatives has not been quantified, but is not believed to be material to our financial position or results of operations.

Upon the adoption of Statement No. 133, we transferred our fixed maturity securities classified as held for investment to the available-for-sale category. In connection with this transfer, the securities were marked to market

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, was credited to stockholders' equity. Prior year financial statements were not restated.

In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others." The SOP requires loans and trade receivables that management has the intent and ability to hold for the forseeable future or until maturity or payoff to be reported in the balance sheet at outstanding principal adjusted for any chargeoffs, the allowance for loan losses, any deferred fees or costs on originated loans and any unamortized premiums or discounts on purchased loans. We currently report our mortgage loans in accordance with this SOP and we do not believe it will have a material effect on our financial statements.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 provides a single accounting model for long lived assets to be disposed of and changes the criteria that must be met to classify an asset as held-for-sale. Statement No. 144 also requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which losses are incurred rather than as of the measurement date as presently required. The Statement is effective for the year beginning January 1, 2002, with earlier adoption encouraged. While we have not quantified the impact of adopting this Statement, we believe the Statement will not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Under the new Statements, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We will apply the new Statements in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $1.2 million per year, or $0.04 per share. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. While we have not completed this testing we do not expect this testing to require the impairment of any goodwill.

INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as "available for sale" and are reported at market value. Unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders' equity as a component of accumulated other comprehensive income or loss. Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of net investment income in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Prior to the adoption of Statement No. 133, we had certain securities classified as "held for investment." Held for investment securities were reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in our financial statements. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives.

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

INVESTMENT REAL ESTATE

Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in our consolidated balance sheets, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or estimated fair value on the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sales costs, of real estate owned decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments.

OTHER INVESTMENTS

Policy loans are reported at unpaid principal balance. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts.

Other long-term investments include investment deposits which are reported at cost and securities held by subsidiaries engaged in the broker-dealer industry. In accordance with accounting practices for the broker-dealer industry, marketable securities held by subsidiaries in this industry are valued at market value. The resulting difference between cost and market is included in the consolidated statements of income as net investment income. Realized gains and losses are also reported as a component of net investment income.

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

REALIZED GAINS AND LOSSES ON INVESTMENTS

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the carrying value of the investment is reduced to its estimated realizable value, or fair value, and a specific writedown is taken. Such reductions in carrying value are recognized as realized losses on investments. Realized gains and losses on sales are determined on the basis of specific identification of investments. If we expect that an issuer of a security will modify its payment pattern from contractual terms but no writedown is required, future investment income is recognized at the rate implicit in the calculation of net realizable value under the expected payment pattern.

MARKET VALUES

Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds. Market values of the conversion features embedded in convertible fixed maturity securities is estimated using an option-pricing model. Market values of redeemable preferred stocks and equity securities are based on the latest quoted market prices, or for those not readily marketable, generally at values which are representative of the market values of comparable issues.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of our consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

REINSURANCE RECOVERABLE

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable generally consists of the reinsurers share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. For business assumed from other companies, reinsurance recoverable generally consists of premium receivable, net of our share of benefits and expenses we owe to the ceding company.

During 2001, we assumed under a coinsurance agreement, 70% of certain equity-indexed annuity contracts issued by American Equity. The call options used to fund the index credits on the equity-indexed annuities are purchased by and maintained on the books of American Equity. We record our proportionate share of the option value supporting the business we reinsure as a reinsurance recoverable. This component of the reinsurance contract is an embedded derivative and we record our share of the returns on the underlying options, net of the amortization of the option costs, in derivative income. See Note 5, "Reinsurance and Policy Provisions," for additional information regarding this reinsurance agreement.

DEFERRED POLICY ACQUISITION COSTS AND VALUE OF INSURANCE IN FORCE ACQUIRED

To the extent recoverable from future policy revenues and gross profits, certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrues on the unamortized balance at a weighted average rate of 6.04%.

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

PROPERTY AND EQUIPMENT

Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $33.4 million at December 31, 2001 and $38.8 million at December 31, 2000, and estimated useful lives that range from three to ten years. Capitalized software costs had a carrying value of $7.0 million at December 31, 2001 and $20.4 million at December 31, 2000, and estimated useful lives that range from two to five years. Depreciation expense was $7.4 million in 2001, $8.1 million in 2000 and $8.6 million in 1999. Amortization expense was $6.0 million in 2001, $4.8 million in 2000 and $2.6 million in 1999.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

GOODWILL

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Through December 31, 2001, goodwill was being amortized on a straight-line basis generally over a period of 20 years. The carrying value of goodwill was regularly reviewed for indicators of impairment in value, which in the view of management were other than temporary. If facts and circumstances suggested that goodwill was impaired, we assessed the fair value of the underlying business and would have reduced goodwill to an amount that resulted in the book value of the underlying business approximating fair value. We did not record any impairments in 2001, 2000 or 1999. See the "Accounting Changes"
section in this note for a discussion of the accounting of goodwill subsequent to December 31, 2001.

FUTURE POLICY BENEFITS

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Future policy benefit reserves for equity-indexed products are equal to the sum of the fair value of the embedded index options, accumulated index credits and the host contract reserve computed using a method similar to that used for interest sensitive product benefits. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

Interest crediting rates for interest sensitive products ranged from 3.35% to 6.90% in 2001, from 4.00% to 6.50% in 2000 and from 4.00% to 6.25% in 1999.

The liability for future policy benefits for participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.25% to 6.0%. The average rate of assumed investment yields used in estimating gross margins was 7.69% in 2001, 7.74% in 2000 and 7.83% in 1999. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors. Participating business accounted for 40% of receipts from policyholders during 2001 and represented 16% of life insurance in force at December 31, 2001. Participating business accounted for 38% of receipts from policyholders during 2000 (1999 - 40%) and represented 16% of life insurance in force at December 31, 2000.

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

We had undiscounted reserves of $0.2 million at December 31, 2001 and $0.1 million at December 31, 2000 to cover estimated future assessments on known insolvencies. We had assets totaling $1.0 million at December 31, 2001 and December 31, 2000 representing estimated premium tax offsets on paid and future assessments. Expenses (credits) incurred for guaranty fund assessments, net of related premium tax offsets, totaled $0.2 million in 2001 and ($0.1) million in 2000 and 1999. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2002 and substantially all the related future premium tax offsets will be realized during the six year period ending December 31, 2007. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

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

RECOGNITION OF PREMIUM REVENUES AND COSTS

Revenues for interest sensitive, equity-indexed and variable products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Expenses related to these products include interest or index amounts credited to policyholder account balances, benefit claims incurred in excess of policyholder account balances and amortization of deferred policy acquisition costs.

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded. The cost of reinsurance ceded is generally amortized over the contract periods of the reinsurance agreements. Policies and contracts assumed are accounted for in a manner similar to that followed for direct business.

OTHER INCOME AND OTHER EXPENSES

Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income aggregated $0.8 million in 2001, $1.2 million in 2000 and $0.6 million in 1999. Lease income from leases with affiliates totaled $5.2 million in 2001, $9.2 million in 2000 and $7.9 million in 1999. Investment advisory fee income from affiliates totaled $1.4 million in 2001, $1.2 million in 2000 and $1.5 million in 1999.

DIVIDEND RESTRICTION

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends (defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends) as long as any Series C redeemable preferred stock is outstanding.

COMPREHENSIVE INCOME (LOSS)

Unrealized gains and losses on our available-for-sale securities are included in accumulated other comprehensive income (loss) in stockholders' equity. Also included in comprehensive income for 2001 is $2.4 million relating to the transfer of our fixed maturity securities classified as held for investment to the available-for-sale category. Other comprehensive income (loss) excludes net investment losses included in net income which represent transfers from unrealized to realized gains and losses. These amounts totaled $10.0 million in 2001, $14.4 million in 2000 and $0.1 million in 1999. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $7.4 million in 2001, $9.5 million in 2000 and $0.2 million in 1999.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, amortization of deferred policy acquisition costs, valuation of allowances for deferred tax assets, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

2.       ACQUISITION AND SERIES C PREFERRED STOCK

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, Inc. (Kansas Farm Bureau Life) for $80.7 million. The acquisition was accounted for using purchase accounting. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands):

ASSETS                                                LIABILITIES AND PURCHASE PRICE
Investments..........................  $   620,856    Policy liabilities and accruals......  $   526,391
Cash.................................        2,863    Other policyholder funds.............       76,738
Value of insurance in force acquired.       51,865    Other liabilities....................       11,621
Goodwill.............................        3,539                                           -----------
Other assets.........................       16,315       Total liabilities.................      614,750
                                       -----------    Purchase price.......................       80,688
     Total...........................  $   695,438                                           -----------
                                       ===========         Total...........................  $   695,438
                                                                                             ===========

Acquisition costs totaling $0.7 million have been deferred and included as a component of goodwill. Goodwill was being amortized during 2001 using the straight-line method and a 20-year amortization schedule. As discussed in Note 1 under "Accounting Changes," goodwill will not be amortized beginning in 2002.

As consideration for the purchase, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accretes to preferred stock dividends during the life of the securities using the effective interest method.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.       INVESTMENT OPERATIONS

FIXED MATURITIES AND EQUITY SECURITIES

The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities:

                                                                            AVAILABLE FOR SALE
                                                   ---------------------------------------------------------------------
                                                                          GROSS             GROSS
                                                                       UNREALIZED        UNREALIZED         ESTIMATED
                                                   AMORTIZED COST         GAINS             LOSSES         MARKET VALUE
                                                   --------------    --------------    --------------     --------------
DECEMBER 31, 2001                                                         (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies .....    $      147,869    $        2,871    $         (159)    $      150,581
    State, municipal and other governments ....            96,057             3,158              (554)            98,661
    Public utilities ..........................           146,048             4,932            (2,442)           148,538
    Corporate securities ......................         1,745,672            68,238           (27,796)         1,786,114
    Mortgage and asset-backed securities ......         1,366,995            32,314            (4,909)         1,394,400
Redeemable preferred stocks ...................            58,347             1,276            (1,767)            57,856
                                                   --------------    --------------    --------------     --------------
Total fixed maturities ........................    $    3,560,988    $      112,789    $      (37,627)    $    3,636,150
                                                   ==============    ==============    ==============     ==============

Equity securities .............................    $       39,019    $        1,468    $         (754)    $       39,733
                                                   ==============    ==============    ==============     ==============

                                                                            HELD FOR INVESTMENT
                                                   ---------------------------------------------------------------------
                                                                          GROSS             GROSS
                                                                       UNREALIZED        UNREALIZED         ESTIMATED
                                                   AMORTIZED COST         GAINS             LOSSES         MARKET VALUE
                                                   --------------    --------------    --------------     --------------
DECEMBER 31, 2000                                                         (DOLLARS IN THOUSANDS)
Fixed maturities - mortgage-backed
    securities ................................    $      284,253    $        5,299    $         (891)    $      288,661
                                                   ==============    ==============    ==============     ==============

                                                                            AVAILABLE FOR SALE
                                                   ---------------------------------------------------------------------
                                                                          GROSS             GROSS
                                                                       UNREALIZED        UNREALIZED         ESTIMATED
                                                   AMORTIZED COST         GAINS             LOSSES         MARKET VALUE
                                                   --------------    --------------    --------------     --------------
DECEMBER 31, 2000                                                         (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies .....    $       51,285    $        2,013    $          (61)    $       53,237
    State, municipal and other governments ....            60,456             1,530              (443)            61,543
    Public utilities ..........................           124,819             4,252            (1,880)           127,191
    Corporate securities ......................         1,008,387            22,554           (50,448)           980,493
    Mortgage and asset-backed securities ......           749,805            11,227            (8,920)           752,112
Redeemable preferred stocks ...................            43,409               527            (3,333)            40,603
                                                   --------------    --------------    --------------     --------------
Total fixed maturities ........................    $    2,038,161    $       42,103    $      (65,085)    $    2,015,179
                                                   ==============    ==============    ==============     ==============

Equity securities .............................    $       32,629    $          349    $       (2,197)    $       30,781
                                                   ==============    ==============    ==============     ==============

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying value and estimated market value of our portfolio of fixed maturity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 ESTIMATED
                                                                               AMORTIZED COST   MARKET VALUE
                                                                               --------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Due in one year or less ....................................................    $     56,475    $     57,182
Due after one year through five years ......................................         406,360         417,386
Due after five years through ten years .....................................         628,087         645,317
Due after ten years ........................................................       1,044,724       1,064,009
                                                                                ------------    ------------
                                                                                   2,135,646       2,183,894
Mortgage and asset-backed securities .......................................       1,366,995       1,394,400
Redeemable preferred stocks ................................................          58,347          57,856
                                                                                ------------    ------------
                                                                                $  3,560,988    $  3,636,150
                                                                                ============    ============

Net unrealized investment gains (losses) on equity securities and fixed maturity securities classified as available for sale and recorded directly to stockholders' equity were comprised of the following:

                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                ------------     ------------
                                                                                    (DOLLARS IN THOUSANDS)
Unrealized appreciation (depreciation) on fixed maturity and equity
    securities available for sale ..........................................    $     75,876     $    (24,830)
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ......................................          (5,561)           2,202
    Value of insurance in force acquired ...................................          (8,954)             271
    Unearned revenue reserve ...............................................             257             (180)
Provision for deferred income taxes ........................................         (21,566)           7,888
                                                                                ------------     ------------
                                                                                      40,052          (14,649)
Proportionate share of net unrealized investment losses of equity investees             (688)          (7,796)
                                                                                ------------     ------------
Net unrealized investment gains (losses) ...................................    $     39,364     $    (22,445)
                                                                                ============     ============

The changes in net unrealized investment gains/losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $49.8 million in 2001, $18.6 million in 2000 and ($64.2) million in 1999.

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

We have provided an allowance for possible losses against our mortgage loan portfolio. An analysis of this allowance, which consist of specific and general reserves, is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    2001             2000            1999
                                                                ------------     ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of year ...............................    $        806     $        806    $        871
    Realized gains .........................................            (751)              --              --
    Uncollectible amounts written off, net of recoveries ...              --               --             (65)
                                                                ------------     ------------    ------------
Balance at end of year .....................................    $         55     $        806    $        806
                                                                ============     ============    ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying value of impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) was under $0.1 million at December 31, 2001 and 2000.

During 2001, we also recorded an allowance for possible losses against our real estate portfolio totaling $0.8 million. We did not record any real estate allowance during 2000.

NET INVESTMENT INCOME

Components of net investment income are as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     2001             2000             1999
                                                                 ------------     ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)
Fixed maturities:
   Held for investment ......................................    $         --     $     24,858     $     32,431
   Available for sale .......................................         238,666          161,184          154,057
Equity securities ...........................................           1,811            2,181            2,145
Mortgage loans on real estate ...............................          27,932           24,784           23,989
Investment real estate ......................................           2,614            2,459            5,098
Policy loans ................................................          11,160            7,942            7,644
Other long-term investments .................................             260              308               35
Short-term investments, cash and cash equivalents ...........           5,216            5,079            3,897
Other .......................................................           6,542            1,700            6,700
                                                                 ------------     ------------     ------------
                                                                      294,201          230,495          235,996
Less investment expenses ....................................          (9,114)          (9,126)         (10,176)
                                                                 ------------     ------------     ------------
Net investment income .......................................    $    285,087     $    221,369     $    225,820
                                                                 ============     ============     ============

Other investment income in 2001 includes $2.5 million earned in connection with the American Equity coinsurance agreement on investment income due but not yet received under the terms of the reinsurance agreement.

REALIZED AND UNREALIZED GAINS AND LOSSES

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments, excluding amounts attributed to investments held by subsidiaries engaged in the broker-dealer industry, are summarized below:

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     2001             2000             1999
                                                                 ------------     ------------     ------------
                                                                             (DOLLARS IN THOUSANDS)
REALIZED
Fixed maturities - available for sale .......................    $    (16,766)    $    (21,795)    $     (2,529)
Equity securities ...........................................            (690)          (2,161)           2,307
Mortgage loans on real estate ...............................             751               --               --
Investment real estate ......................................            (668)             186             (221)
Other long-term investments .................................              --           (3,500)          (1,345)
Short-term investments ......................................             130               --               --
Securities and indebtedness of related parties ..............           1,375            1,310             (582)
Notes receivable and other ..................................             (10)              --               28
                                                                 ------------     ------------     ------------
Realized losses on investments ..............................    $    (15,878)    $    (25,960)    $     (2,342)
                                                                 ============     ============     ============

UNREALIZED
Fixed maturities:
   Held for investment ......................................    $         --     $      5,976     $    (26,009)
   Available for sale .......................................          93,736           52,329         (162,494)
Equity securities ...........................................           2,562              954            1,500
                                                                 ------------     ------------     ------------
Change in unrealized appreciation/depreciation of
   investments ..............................................    $     96,298     $     59,259     $   (187,003)
                                                                 ============     ============     ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

An analysis of sales, maturities and principal repayments of our fixed maturities portfolio is as follows:

                                                                 GROSS REALIZED    GROSS REALIZED
                                               AMORTIZED COST         GAINS            LOSSES            PROCEEDS
                                               --------------    --------------    --------------     --------------
                                                                      (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Scheduled principal repayments and
   calls - available for sale .............    $      406,443    $           --    $           --     $      406,443
Sales - available for sale ................           143,954             3,957            (6,180)           141,731
                                               --------------    --------------    --------------     --------------
   Total ..................................    $      550,397    $        3,957    $       (6,180)    $      548,174
                                               ==============    ==============    ==============     ==============

YEAR ENDED DECEMBER 31, 2000
Scheduled principal repayments and calls:
   Available for sale .....................    $      114,825    $           --    $           --     $      114,825
   Held for investment ....................            55,846                --                --             55,846
Sales - available for sale ................           110,230             3,624            (6,949)           106,905
                                               --------------    --------------    --------------     --------------
   Total ..................................    $      280,901    $        3,624    $       (6,949)    $      277,576
                                               ==============    ==============    ==============     ==============

YEAR ENDED DECEMBER 31, 1999
Scheduled principal repayments and calls:
   Available for sale .....................    $      133,087    $           --    $           --     $      133,087
   Held for investment ....................           154,700                --                --            154,700
Sales - available for sale ................            72,389             3,485              (807)            75,067
                                               --------------    --------------    --------------     --------------
   Total ..................................    $      360,176    $        3,485    $         (807)    $      362,854
                                               ==============    ==============    ==============     ==============

Realized losses on fixed maturities totaling $14.5 million in 2001, $18.5 million in 2000 and $5.2 million in 1999 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities. During the fourth quarter of 2001, realized losses include $8.4 million related to sales and impairments from our ownership in Enron-related securities.

Income taxes include a credit of $5.6 million in 2001, $9.1 million in 2000 and $0.8 million in 1999 for the tax effect of realized losses.

OTHER

We have a common stock investment in American Equity's parent, American Equity Investment Life Holding Company, valued at $26.7 million at December 31, 2001 and $13.9 million at December 31, 2000. American Equity underwrites and markets life insurance and annuity products throughout the United States. The investment is accounted for using the equity method and is included in the securities and indebtedness of related parties line on the consolidated balance sheets. Due to the timing of the availability of financial information, during 2000 we switched from recording our share of American Equity's results from a current basis to one quarter in arrears. The financial information presented is as of or for the twelve months ended September 30, 2001, the nine months ended September 30, 2000 and the twelve months ended December 31, 1999. The impact of this change on our financial statements was not material. The carrying value of our common stock investment in American Equity Investment Life Holding Company includes goodwill totaling $4.7 million in 2001 and $5.0 million in 2000. In addition to the common stock, during 1999 we acquired $2.3 million in preferred stock issued by American Equity.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized financial information for American Equity Investment Life Holding Company and our common stock ownership percentage is as follows:

                                                                  AS OF OR FOR THE PERIOD ENDED
                                                       --------------------------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,      DECEMBER 31,
                                                           2001               2000              1999
                                                       -------------      -------------     -------------
                                                                     (DOLLARS IN THOUSANDS)
Total investments .................................    $   3,652,481      $   1,922,419     $   1,453,423
Total assets ......................................        4,194,531          2,327,891         1,717,619
Long-term debt ....................................          112,535            105,963            82,719
Total liabilities .................................        4,016,561          2,128,436         1,584,313
Minority interest .................................           99,894             99,373            98,982
Total revenues ....................................          145,897             83,256            79,811
Income from continuing operations .................            7,653              2,729             2,443
Net income ........................................            6,854              2,729             2,443
Percentage ownership of common stock ..............             32.3%              32.3%             33.2%

We reported equity income (loss), net of tax, from APEX Investment Fund III, an equity investee that operates in the investment company industry, totaling ($1.2) million in 2001, $7.7 million in 2000 and $1.5 million in 1999. Summarized financial information for APEX Investment Fund III is as follows:

                                                     AS OF OR FOR THE TWELVE-MONTH PERIOD ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------
                                                           2001                2000             1999
                                                       -------------      -------------     -------------
                                                                     (DOLLARS IN THOUSANDS)
Total investments .................................    $      41,392      $      99,747     $      70,343
Total net assets ..................................           44,674            101,286            72,601
Total revenues ....................................              309            291,707            69,868
Income (loss) from continuing operations ..........          (45,882)           290,436            68,446
Net income (loss) .................................          (45,882)           290,436            68,446
Percentage ownership of partners' capital .........              4.0%               4.1%              4.0%

Equity investees distributed to us equity securities with a fair value totaling $2.8 million in 2001 and $14.5 million in 2000. Also during 2000, we received an interest in ten real estate properties with a fair value of $5.0 million in satisfaction of a fixed maturity security that had been in default. These transactions were treated as noncash items for purposes of the statements of cash flow.

At December 31, 2001, affidavits of deposits covering investments with a carrying value totaling $4,030.0 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 2001, we had committed to provide additional funding for mortgage loans on real estate aggregating $30.8 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2001 include real estate, fixed maturities, mortgage loans and other long-term investments totaling $6.7 million.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders' equity at December 31, 2001.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

OTHER LONG-TERM INVESTMENTS: The fair values for investment deposits are estimated by discounting expected cash flows using interest rates currently being offered for similar investments. The fair values for investments held by broker-dealer subsidiaries are based on quoted market prices.

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

REINSURANCE RECOVERABLE: Reinsurance recoverable relating to our portion of the call options used to fund index credits on the equity-indexed annuities assumed from American Equity is reported at fair value. Fair value is determined using quoted market prices. We are not required to estimate fair value for the remainder of the reinsurance recoverable balance.

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

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY TRUST AND SERIES C REDEEMABLE PREFERRED STOCK: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

                                                                            DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                               2001                               2000
                                                ---------------------------------   ---------------------------------
                                                CARRYING VALUE      FAIR VALUE      CARRYING VALUE      FAIR VALUE
                                                ---------------   ---------------   ---------------   ---------------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Fixed maturities:
   Held for investment ......................   $            --   $            --   $       284,253   $       288,661
   Available for sale .......................         3,636,150         3,636,150         2,015,179         2,015,179
Equity securities ...........................            39,733            39,733            30,781            30,781
Mortgage loans on real estate ...............           385,307           389,199           321,862           311,175
Policy loans ................................           181,054           205,114           125,987           143,469
Other long-term investments .................             5,693             5,693             4,118             4,118
Cash and short-term investments .............           304,322           304,322            67,758            67,758
Securities and indebtedness of related
   parties ..................................               887               967             1,067             1,088
Reinsurance recoverable .....................             9,007             9,007                --                --
Assets held in separate accounts ............           356,448           356,448           327,407           327,407

LIABILITIES
Future policy benefits ......................   $     1,853,934   $     1,768,792   $       984,441   $       969,323
Other policyholders' funds ..................           373,022           373,022           251,172           251,172
Short-term debt payable to affiliate ........                --                --             9,943             9,943
Long-term debt ..............................            40,000            40,000            40,000            40,000
Liabilities related to separate accounts ....           356,448           345,371           327,407           317,838

MINORITY INTEREST IN SUBSIDIARIES AND
   REDEEMABLE PREFERRED STOCK
Company-obligated mandatorily
   redeemable preferred stock of
   subsidiary trust .........................   $        97,000   $        41,894   $        97,000   $        37,461
Series C redeemable preferred stock .........            82,691            79,971                --                --

5.       REINSURANCE AND POLICY PROVISIONS

REINSURANCE

In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $4,772.5 million (16.8% of direct life insurance in force) at December 31, 2001 and $2,059.0 million (9.1% of direct life insurance in force) at December 31, 2000.

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

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Furthermore, we participate with various unaffiliated life insurance companies in a reinsurance pool to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we are able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event. We accrued $1.6 million for anticipated losses from this pool resulting from the terrorist acts on September 11, 2001.

Effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure our individual disability income business acquired in the Kansas Farm Bureau Life acquisition with an unaffiliated insurer. Effective September 1, 2000, we entered into a similar arrangement with the same insurer to reinsure our individual disability income business in force at that time. At September 1, 2001, the related accident and health reserves totaled $14.4 million, deferred policy acquisition costs totaled $0.7 million and value of insurance in force acquired totaled $3.1 million. At September 1, 2000, the related accident and health reserves totaled $43.6 million and deferred acquisition costs totaled $11.8 million. We settled these transactions by transferring cash and investments equal to the reserves on the business. In addition, we received cash totaling $3.0 million in 2001 and $11.1 million in 2000 as consideration for the transactions. A loss of $0.8 million in 2001 and $0.7 million in 2000 on the transactions has been deferred and is being recognized over the term of the underlying policies.

In total, insurance premiums and product charges have been reduced by $22.1 million in 2001, $9.5 million in 2000 and $5.3 million in 1999 and insurance benefits have been reduced by $13.7 million in 2001, $6.2 million in 2000 and $2.4 million in 1999 as a result of cession agreements.

During 2001 we entered into a coinsurance agreement with American Equity whereby we assumed 70% of certain fixed and equity-indexed annuity business written by American Equity from August 1, 2001 to December 31, 2001. The agreement also provides for reinsuring 40% of certain new annuity business written by American Equity during 2002 and 2003. The reinsurance of the business written prior to October 1, 2001 is accounted for as the acquisition of an in force block of business on October 1, 2001. With the reinsurance of the in force block, we recorded cash and reinsurance recoverable totaling $120.4 million, deferred acquisition costs of $18.3 million and policy liabilities of $138.7 million.

Effective May 1, 2001, we entered into a coinsurance agreement with NTL whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued after May 1, 2001. We received investments and other assets in consideration for the policy liabilities assumed. Assets and liabilities recorded in connection with this agreement as of May 1, 2001 were as follows (dollars in thousands):

ASSETS                                                  LIABILITIES
Investments............................  $   299,252    Policy liabilities and accruals......  $   324,592
Cash...................................          340    Other policyholder funds.............       11,872
Deferred policy acquisition costs......       32,539    Other liabilities....................          715
Other assets...........................        5,048
                                         -----------                                           -----------
Total..................................  $   337,179         Total...........................  $   337,179
                                         ===========                                           ===========

In addition to these reinsurance assumption agreements, we also assume variable annuity business from American Equity and another alliance partner through modified coinsurance arrangements.

Life insurance in force assumed on a consolidated basis totaled $3,784.2 million (13.8% of total life insurance in force) at December 31, 2001 and $2.4 million (less than 0.1% of total life insurance in force) at December 31, 2000. In total, premiums and product charges assumed totaled $11.3 million in 2001, $0.1 million in 2000 and less than $0.1 million in 1999. Insurance benefits assumed totaled $9.0 million in 2001.

POLICY PROVISIONS

Unpaid claims on accident and health policies (principally disability income products) include amounts for losses and related adjustment expense and are estimates of the ultimate net costs of all losses, reported and unreported.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These estimates are subject to the impact of future changes in claim severity, frequency and other factors. The activity in the liability for unpaid claims and related adjustment expense, net of reinsurance, is summarized as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------
                                                                    2001            2000             1999
                                                                ------------    ------------     ------------
                                                                           (DOLLARS IN THOUSANDS)
Unpaid claims liability, net of related reinsurance, at
   beginning of year .......................................    $      1,302    $     20,433     $     20,706
Claim reserves resulting from acquisition ..................           1,494              --               --
Add:
   Provision for claims occurring in the current year ......             378           6,087            6,630
   Change in estimated expense for claims occurring in the
      prior years ..........................................             719          (1,756)          (1,417)
                                                                ------------    ------------     ------------
Incurred claim expense during the current year .............           1,097           4,331            5,213
Deduct expense payments for claims occurring during:
   Current year ............................................             563           1,711            2,274
   Prior years .............................................           1,312           2,680            3,212
Deduct claim reserves transferred under 100% coinsurance
   arrangement .............................................           1,252          19,071               --
                                                                ------------    ------------     ------------
                                                                       3,127          23,462            5,486
                                                                ------------    ------------     ------------
Unpaid claims liability, net of related reinsurance, at end
   of year .................................................             766           1,302           20,433
Active life reserve ........................................             130             176           19,705
                                                                ------------    ------------     ------------
Net accident and health reserves ...........................             896           1,478           40,138
Reinsurance ceded ..........................................          63,836          46,456              853
                                                                ------------    ------------     ------------
Gross accident and health reserves .........................    $     64,732    $     47,934     $     40,991
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

An analysis of the value of insurance in force acquired is as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    2001             2000             1999
                                                                ------------     ------------     ------------
                                                                            (DOLLARS IN THOUSANDS)
Excluding impact of net unrealized investment gains and
   losses:
   Balance at beginning of year ............................    $     13,993     $     14,854     $     15,839
   Addition resulting from acquisition .....................          51,865               --               --
   Accretion of interest during the year ...................           3,886              823              877
   Reduction resulting from coinsurance agreement ..........          (3,143)              --               --
   Amortization of asset ...................................          (7,518)          (1,684)          (1,862)
                                                                ------------     ------------     ------------
Balance  prior to impact of net unrealized investment gains
   and losses ..............................................          59,083           13,993           14,854
Impact of net unrealized investment gains and losses .......          (8,954)             271            1,040
                                                                ------------     ------------     ------------
Balance at end of year .....................................    $     50,129     $     14,264     $     15,894
                                                                ============     ============     ============

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2002 - $3.0 million; 2003 - $3.0 million; 2004 - $2.9 million; 2005 - $2.9 million; 2006 - $2.7 million; and thereafter, through 2023 - $44.6 million.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Income tax expenses (credits) are included in the consolidated financial statements as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2001             2000             1999
                                                                   ------------     ------------     ------------
                                                                               (DOLLARS IN THOUSANDS)
Taxes provided in consolidated statements of income on:
    Income from continuing operations before minority
       interest in earnings of subsidiaries, equity income and
       cumulative effect of change in accounting principle:
       Current ................................................    $     18,085     $      5,224     $     23,604
       Deferred ...............................................             491            8,378            2,307
                                                                   ------------     ------------     ------------
                                                                         18,576           13,602           25,911
    Equity income:
       Current ................................................             137            6,476            2,010
       Deferred ...............................................              --               92              128
                                                                   ------------     ------------     ------------
                                                                            137            6,568            2,138
    Cumulative effect of change in accounting for derivative
       instruments - deferred .................................             185               --               --

Taxes provided in consolidated statements of changes in
    stockholders' equity:
    Cumulative effect of change in accounting for derivative
       instruments - deferred .................................           1,480               --               --
    Change in net unrealized investment gains/losses -
       deferred ...............................................          31,739           14,792          (53,750)
    Adjustment resulting from capital transaction of equity
       investee - deferred ....................................              --               19               --
    Adjustment resulting from the issuance of shares under
       stock option plan - current ............................            (159)            (140)            (140)
                                                                   ------------     ------------     ------------
                                                                         33,060           14,671          (53,890)
                                                                   ------------     ------------     ------------
                                                                   $     51,958     $     34,841     $    (25,841)
                                                                   ============     ============     ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate on income from continuing operations before income taxes, minority interest in earnings of subsidiaries, equity income and cumulative effect of change in accounting principle is different from the prevailing federal income tax rate as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2001              2000            1999
                                                                   ------------     ------------     ------------
                                                                               (DOLLARS IN THOUSANDS)
Income from continuing operations before income taxes,
   minority interest in earnings of subsidiaries, equity
   income and cumulative effect of change in accounting
   principle ..................................................    $     63,686     $     44,884     $     81,149
                                                                   ============     ============     ============

Income tax at federal statutory rate (35%) ....................    $     22,290     $     15,709     $     28,402
Tax effect (decrease) of:
   Dividends on company-obligated mandatorily
     redeemable preferred stock of subsidiary trust ...........          (1,698)          (1,698)          (1,698)
   Tax-exempt dividend and interest income ....................          (1,068)          (1,131)            (824)
   State income taxes .........................................              67              276             (193)
   Other items ................................................          (1,015)             446              224
                                                                   ------------     ------------     ------------
Income tax expense ............................................    $     18,576     $     13,602     $     25,911
                                                                   ============     ============     ============

The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

                                                                                            DECEMBER 31,
                                                                                   -----------------------------
                                                                                       2001             2000
                                                                                   ------------     ------------
                                                                                       (DOLLARS IN THOUSANDS)
Deferred income tax liabilities:
    Fixed maturity and equity securities ......................................    $     22,213     $         --
    Deferred policy acquisition costs .........................................          99,265           71,451
    Value of insurance in force acquired ......................................          17,428            4,992
    Other .....................................................................          17,849           17,017
                                                                                   ------------     ------------
                                                                                        156,755           93,460

Deferred income tax assets:
    Fixed maturity and equity securities ......................................              --           (6,271)
    Future policy benefits ....................................................         (69,424)         (42,378)
    Accrued dividends .........................................................          (2,160)          (2,854)
    Accrued pension costs .....................................................         (11,867)          (8,217)
    Other .....................................................................         (13,670)         (13,991)
                                                                                   ------------     ------------
                                                                                        (97,121)         (73,711)
                                                                                   ------------     ------------
Deferred income tax liability .................................................    $     59,634     $     19,749
                                                                                   ============     ============

Prior to 1984, a portion of Farm Bureau Life's current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account." The aggregate accumulation in this account at December 31, 2001 was $11.9 million. Should the policyholders' surplus account exceed the limitation prescribed by federal income tax law, or should distributions be made to the parent company in excess of $523.0 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account.

7.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at December 31, 2001 and 2000. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.85% at December 31, 2001 and 6.50% at December 31,
2000). At December 31, 2001, fixed maturity securities with a carrying value of $44.4 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $38.9 million from the FHLB at December 31, 2001 with appropriate increased collateral deposits.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2000, we had a $9.9 million note payable to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. The note had been used to acquire certain assets that were leased to Farm Bureau Mutual and other affiliates. During 2001, this note was paid off, principally by transferring the underlying assets to Farm Bureau Mutual. No gain or loss was recorded on this transaction, as fair value of the assets was equal to book value on the transfer date.

8.       MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Minority interest in the consolidated balance sheets includes $97.0 million of 5% Preferred Securities issued by FBL Financial Group Capital Trust (the Trust), one of our wholly-owned subsidiaries. FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support the 5% Preferred Securities. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2001 and 2000, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

The 5% Preferred Securities were originally issued to the Iowa Farm Bureau Federation, our majority stockholder. On October 31, 1999, the Iowa Farm Bureau Federation exchanged the 5% Preferred Securities for $97.0 million face amount of 5% trust preferred securities issued by American Equity Investment Life Holding Company. In preparing our consolidated financial statements, we do not eliminate our portion of the 5% Preferred Securities owned by the equity investee since the terms of the preferred securities issued by the equity investee are substantially similar to the terms of the 5% Preferred Securities.

During 1999, Western Farm Bureau Life Insurance Company (Western Life), a former wholly-owned subsidiary, merged into Farm Bureau Life. Concurrent with the merger, Western Life redeemed 22,517 shares of its redeemable preferred stock for $4.5 million. The redeemable preferred stock and related dividends were reported as minority interest in subsidiaries in the consolidated financial statements.

The Iowa Farm Bureau Federation owns our Series B preferred stock. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock with the exception that each Series B share is entitled to two votes while each Class A share is entitled to one vote. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by us, at our option, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

We repurchased 5,900 shares in 2001, 4,358,397 shares in 2000 and 1,322,920 shares in 1999 of Class A common stock in accordance with repurchase plans and a tender offer approved by our Board of Directors. The cost of the repurchases totaled $0.1 million in 2001, $85.8 million in 2000 and $25.7 million in 1999. Of the shares repurchased in 2000, 2,974,735 were unregistered shares owned by various Farm Bureau entities. The purchase amounts were allocated partly to Class A common stock based on the average common stock balance per share on the acquisition dates with the remainder allocated to retained earnings.

Holders of the Class A common stock, Series B preferred stock and Series C preferred stock, vote together as a group. The Class B common stock votes as a separate class on all issues. The holders of the Class A common stock, Series B preferred stock and Series C preferred stock vote for the election of Class A Directors (three to five) and only holders of the Class B common stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation, which owns 63.0% of our voting stock as of December 31, 2001, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       RETIREMENT AND COMPENSATION PLANS

We participate with several affiliates in various defined benefit plans covering substantially all of our employees. The benefits of these plans are based primarily on years of service and employees' compensation. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $5.3 million in 2001, $5.2 million in 2000 and $4.5 million in 1999.

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in the amount equal to 50% of an employee's contributions up to 4% of the annual salary contributed by the employees. Beginning in 2002, we will contribute FBL Financial Group, Inc. stock in an amount equal to 100% of an employee's contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee's contributions between 2% and 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Related expense totaled $0.5 million in 2001, $0.4 million in 2000 and $0.3 million in 1999.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service. Furthermore, during a portion of 2001 we offered certain retiree health benefits to employees and retirees formerly employed by Kansas Farm Bureau Life. During 2001, we discontinued offering this benefit to active employees and wrote off the related liability. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement benefit expense (benefit) aggregated ($0.5) million in 2001, $0.1 million in 2000 and $0.2 million in 1999.

We have a Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. Option shares granted to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to ten years. Option shares granted to officers and employees have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us.

During 2001, we extended the exercise period for options granted to our former Chairman of the Board and recorded $0.5 million, representing the intrinsic value of the options at the date of modification, in compensation expense.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information relating to stock options is as follows:

                                                                                 WEIGHTED-AVERAGE
                                                                  NUMBER OF       EXERCISE PRICE        TOTAL
                                                                   SHARES           PER SHARE       EXERCISE PRICE
                                                                --------------   ----------------   --------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Shares under option at January 1, 1999......................         1,427,852     $       10.01    $       14,298
    Granted.................................................            24,433             22.06               539
    Exercised...............................................            35,437              8.77               311
                                                                --------------                      --------------
Shares under option at December 31, 1999....................         1,416,848             10.25            14,526
    Granted.................................................           454,334             15.79             7,174
    Exercised...............................................           166,285              9.44             1,570
    Forfeited...............................................            40,054             12.36               495
                                                                --------------                      --------------
Shares under option at December 31, 2000....................         1,664,843             11.79            19,635
    Granted.................................................           447,218             15.54             6,950
    Exercised...............................................           106,348              9.38               998
    Forfeited...............................................            35,075             16.35               573
                                                                --------------                      --------------
Shares under option at December 31, 2001....................         1,970,638             12.69    $       25,014
                                                                ==============                      ==============

Exercisable options:
    December 31, 1999.......................................           840,163     $        9.92    $        8,334
    December 31, 2000.......................................         1,059,168             10.56            11,185
    December 31, 2001.......................................         1,272,391             11.04            14,047


Information regarding stock options outstanding at December 31, 2001 is as follows:


                                                   CURRENTLY OUTSTANDING                   CURRENTLY EXERCISABLE
                                        -------------------------------------------     --------------------------
                                                         WEIGHTED-
                                                          AVERAGE        WEIGHTED-                      WEIGHTED-
                                                         REMAINING        AVERAGE                        AVERAGE
                                                        CONTRACTUAL       EXERCISE                       EXERCISE
                                                         LIFE (IN        PRICE PER                      PRICE PER
                                           NUMBER         YEARS)           SHARE           NUMBER         SHARE
                                        -----------    -------------    -----------     -----------    -----------
Range of exercise prices:
   At $8.75.........................        876,316        4.55          $    8.75          876,316     $    8.75
   $8.76 - $14.00...................        110,424        5.29              12.22           93,075         12.21
   $14.01 - $19.25..................        923,091        8.35              15.87          253,248         16.33
   $19.26 - $24.25..................         60,807        6.65              22.14           49,752         22.12
                                        ------------                                    ------------
   $8.75 - $24.25...................      1,970,638        6.43              12.69        1,272,391         11.04
                                        ============                                    ============

At December 31, 2001, shares of Class A common stock available for grant as additional awards under the Plan totaled 807,907.

We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for our stock options. No compensation expense is recognized under APB 25 for stock options granted because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. Under the alternative accounting method provided by Statement No. 123, compensation expense is recognized in an amount equal to the estimated fair value of stock options on the date of grant. We have not adopted the accounting provisions of Statement No. 123 because the valuation of non-traded stock options is highly subjective and, in management's opinion, the existing pricing models do not necessarily provide a reliable single measure of the fair value of our options.

Pro forma information regarding net income and earnings per common share is required by Statement No. 123, and has been determined as if we had accounted for the stock options under the fair value method of that Statement.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         2001            2000             1999
                                                                    ------------     ------------     ------------
Risk-free interest rate .......................................            5.14%            6.70%            4.73%
Dividend yield ................................................            2.20%            2.20%            2.10%
Volatility factor of the expected market price ................            0.25             0.15             0.13
Weighted-average expected life ................................       5.0 years        5.1 years        5.0 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma net earnings and earnings per common share are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                       2001            2000            1999
                                                                   ------------    ------------    ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income - as reported ......................................    $     40,745    $     39,347    $     55,710
Net income - pro forma ........................................          39,763          38,385          55,028
Earnings per common share - as reported .......................            1.33            1.29            1.72
Earnings per common share - pro forma .........................            1.30            1.26            1.70
Earnings per common share - assuming dilution, as reported ....            1.31            1.27            1.69
Earnings per common share - assuming dilution, pro forma ......            1.28            1.25            1.68
Weighted-average fair value of options granted during the
   year (per common share) ....................................            3.43            3.14            3.31

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

We have management agreements with NTL, Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. Fee income for these services totaled $2.0 million in 2001, $1.1 million in 2000 and $0.8 million in 1999. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the Iowa Farm Bureau Federation, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $0.7 million in 2001, $0.9 million in 2000 and $0.5 million in 1999.

We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and other affiliates. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. We paid $6.2 million in 2001, $6.0 million in 2000 and $5.0 million in 1999 to the property-casualty companies under these arrangements.

We are licensed by the Iowa Farm Bureau Federation to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2001, $0.7 million in 2000 and $0.9 million in 1999. The expense set forth above in 2001 is before the recovery of $1.0 million in overpayment of royalties in prior years under the terms of the royalty contract. We have similar arrangements with Farm Bureau organizations in other

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

states in our market territory. Total royalty expense to Farm Bureau organizations other than the Iowa Farm Bureau Federation totaled $1.0 million in 2001, $1.2 million in 2000 and $1.0 million in 1999.

We have administrative services agreements with American Equity under which we provide underwriting, claims processing, accounting, compliance and other administrative services primarily relating to certain variable insurance products underwritten by them. Fee income from performing these services totaled $0.3 million in 2001, 2000 and 1999.

11.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2001, management is not aware of any claims for which a material loss is reasonably possible.

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

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company, to Farm Bureau Mutual. We may earn additional consideration in the period ended December 31, 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for 2002 as such amounts, if any, cannot be reasonably estimated as of December 31, 2001. Receipts as a result of the earn-out provision, if any, are recorded as an adjustment to the gain on the disposal of the discontinued segment.

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the Iowa Farm Bureau Federation. Future remaining minimum lease payments under this lease as of December 31, 2001 are as follows:
2002 - $2.1 million; 2003 - $2.3 million; 2004 - $2.4 million; 2005 - $2.4 million; 2006 - $2.4 million and thereafter, through 2013 - $16.4 million. Rent expense for the lease totaled $3.0 million in 2001, $3.1 million in 2000 and $2.3 million in 1999. These amounts are net of $1.4 million in 2001, 2000 and 1999 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The deferred gain totaled $15.7 million at December 31, 2001 and $17.1 million at December 31, 2000.

12.      RESTRUCTURING

We closed an administrative processing center during 1999, subsequent to the merger of Western Farm Bureau Life Insurance Company, a former wholly-owned subsidiary, into Farm Bureau Life. As a result of the closing of the service center, a leased property was vacated, 22 positions were eliminated and moving costs were incurred. During 1999, we charged to expense costs totaling $1.2 million for related severance benefits, lease costs and other costs primarily associated with the closing of the service center. The restructuring expenses are recorded in the underwriting, acquisition and insurance expense line of the 1999 consolidated statement of income.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                        2001             2000             1999
                                                                    ------------     ------------     ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
   Income before accounting change and discontinued
     operations ................................................    $     40,401     $     38,747     $     54,325
   Cumulative effect of change in accounting for derivative
     instruments ...............................................             344               --               --
   Income from discontinued operations .........................              --              600            1,385
                                                                    ------------     ------------     ------------
   Net income ..................................................          40,745           39,347           55,710
   Dividends on Series B and C preferred stock .................          (4,202)            (150)            (150)
                                                                    ------------     ------------     ------------
     Numerator for earnings per common share - income
         available to common stockholders ......................    $     36,543     $     39,197     $     55,560
                                                                    ============     ============     ============

Denominator:
   Weighted average shares .....................................      27,364,771       30,389,665       32,207,149
   Deferred common stock units related to directors
     compensation plan .........................................          13,471            9,736            6,005
                                                                    ------------     ------------     ------------
         Denominator for earnings per common share -
             weighted-average shares ...........................      27,378,242       30,399,401       32,213,154
   Effect of dilutive securities - employee stock options ......         488,898          400,490          616,818
                                                                    ------------     ------------     ------------
         Denominator for diluted earnings per common
             share - adjusted weighted-average shares ..........      27,867,140       30,799,891       32,829,972
                                                                    ============     ============     ============

Earnings per common share:
   Income before accounting change and discontinued
     operations ................................................    $       1.32     $       1.27     $       1.68
   Cumulative effect of change in accounting for derivative
     instruments ...............................................            0.01               --               --
   Income from discontinued operations .........................              --             0.02             0.04
                                                                    ------------     ------------     ------------
   Earnings per common share ...................................    $       1.33     $       1.29     $       1.72
                                                                    ============     ============     ============

Earnings per common share - assuming dilution:
   Income before accounting change and discontinued
     operations ................................................    $       1.30     $       1.25     $       1.65
   Cumulative effect of change in accounting for derivative
     instruments ...............................................            0.01               --               --
   Income from discontinued operations .........................              --             0.02             0.04
                                                                    ------------     ------------     ------------
   Earnings per common share ...................................    $       1.31     $       1.27     $       1.69
                                                                    ============     ============     ============

Based upon the provisions of the underlying agreement and the application of the "two class" method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since their participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

Options to purchase 133,475 shares of common stock in 2001 at $17.13 to $24.25 per share were granted during 1997, 1998, 1999, 2000 and 2001 but were not included in the computation of 2001 diluted earnings per share because the options' exercise price was greater than the average market price of common shares during 2001. The options, which expire in 2007 through 2011, were still outstanding at December 31, 2001.

Options to purchase 564,419 shares of common stock in 2000 at $15.00 to $24.25 per share were granted during 1997, 1998, 1999 and 2000 but were not included in the computation of 2000 diluted earnings per share because the options' exercise price was greater than the average market price of common shares during 2000. The options, which expire in 2007 through 2010, were still outstanding at December 31, 2000.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options to purchase 56,534 shares of common stock in 1999 at $19.81 to $24.25 per share were granted during 1997, 1998 and 1999 but were not included in the computation of 1999 diluted earnings per share because the options' exercise price was greater than the average market price of common shares during 1999. The options, which expire in 2007 through 2009, were still outstanding at December 31, 1999.

14.      STATUTORY INFORMATION

The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is segregated into held-for-investment (carried at amortized cost) and available-for-sale (carried at fair value) classifications rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (d) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (e) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (f) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (g) certain deferred income tax assets, agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (h) revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (i) pension income or expense is recognized for all employees in accordance with Statement No. 87, "Employers' Accounting for Pensions" rather than for vested employees only; (j) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary; and (k) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income (loss) of the Life Companies, as determined in accordance with statutory accounting practices, was ($8.8) million in 2001, $28.9 million in 2000 and $40.4 million in 1999. The net loss for 2001 is primarily attributable to the payment of ceding commissions on the NTL and American Equity coinsurance transactions. Statutory net gain from operations for the life insurance subsidiaries, which excludes realized gains and losses, totaled $5.7 million in 2001, $49.8 million in 2000 and $41.2 million in 1999. Statutory capital and surplus, after appropriate elimination of intercompany accounts, totaled $378.2 million at December 31, 2001 and $311.9 million at December 31, 2000. Statutory capital and surplus decreased $1.3 million during 2001 due to the adoption of accounting changes resulting from the codification of statutory accounting principles.

The ability of Farm Bureau Life to pay dividends to the parent company is restricted because prior approval of the Iowa insurance commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. During 2002, Farm Bureau Life could pay dividends to the parent company of approximately $37.8 million without prior approval of insurance regulatory authorities.

15.      SEGMENT INFORMATION

Prior to January 1, 2001, our life insurance segment was our only reportable operating segment. The life insurance segment included activities related to the sale of life insurance, annuities and accident and health insurance products. Operations were aggregated into the same segment due to the similarity of the products, including the underlying economic characteristics, the method of distribution and the regulatory environment. During the first quarter of 2001, a financial reporting project to refine our line of business detail was completed. With the availability of more detailed line of business information, management now utilizes financial information regarding products that are aggregated into three product segments. The product segments are: (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that are aggregated into a corporate and other segment.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The traditional annuity segment consists of traditional annuities, equity-indexed annuities and supplementary contracts (some of which involve life contingencies). Traditional and equity-indexed annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Traditional annuities consist primarily of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With traditional annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees. With equity-indexed annuity products, we bear the underlying investment risk and credit interest in an amount equal to the greater of a guaranteed interest rate or a percentage of the gain in a specified market index.

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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

   o Investments and related investment income not specifically allocated to our product segments;
   o Interest expense and minority interest pertaining to distributions on trust preferred securities;
   o Accident and health insurance products, primarily long-term disability income insurance;
   o  Advisory services for the management of investments and other companies;
   o Marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
   o  Leasing services, primarily with affiliates.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information concerning our operating segments is as follows. Information for the years 2000 and 1999 has been restated to conform to the new segment presentation.

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2001             2000             1999
                                                                   ------------     ------------     ------------
                                                                               (DOLLARS IN THOUSANDS)
Operating revenues:
   Traditional annuity ........................................    $    128,738     $     91,661     $     96,769
   Traditional and universal life .............................         295,045          222,458          223,908
   Variable ...................................................          41,409           37,013           31,166
   Corporate and other ........................................          25,494           42,584           45,522
                                                                   ------------     ------------     ------------
                                                                        490,686          393,716          397,365
Realized losses on investments (A) ............................         (16,096)         (26,098)          (2,379)
                                                                   ------------     ------------     ------------
   Consolidated revenues ......................................    $    474,590     $    367,618     $    394,986
                                                                   ============     ============     ============

Net investment income:
   Traditional annuity ........................................    $    126,784     $     90,490     $     95,869
   Traditional and universal life .............................         141,611          106,867          109,158
   Variable ...................................................          10,198            9,007            7,417
   Corporate and other ........................................           6,494           15,005           13,376
                                                                   ------------     ------------     ------------
      Consolidated ............................................    $    285,087     $    221,369     $    225,820
                                                                   ============     ============     ============

Depreciation and amortization:
   Traditional annuity ........................................    $      1,804     $      1,370     $      1,532
   Traditional and universal life .............................           4,675            3,896            3,158
   Variable ...................................................             973            1,125              552
   Corporate and other ........................................          11,031           10,139           10,960
                                                                   ------------     ------------     ------------
      Consolidated ............................................    $     18,483     $     16,530     $     16,202
                                                                   ============     ============     ============

Pre-tax operating income (loss) from continuing operations:
   Traditional annuity ........................................    $     20,473     $     15,750     $     18,775
   Traditional and universal life .............................          50,421           44,252           48,765
   Variable ...................................................           5,547            1,235            1,617
   Corporate and other ........................................          (3,453)          21,888           15,389
                                                                   ------------     ------------     ------------
                                                                         72,988           83,125           84,546
Income taxes on operating income ..............................         (23,568)         (28,643)         (29,195)
Realized losses on investments, net (A) .......................          (9,019)         (15,735)          (1,026)
                                                                   ------------     ------------     ------------
   Consolidated income from continuing operations .............    $     40,401     $     38,747     $     54,325
                                                                   ============     ============     ============

Assets:
   Traditional annuity ........................................    $  2,374,426     $  1,243,475     $  1,286,237
   Traditional and universal life .............................       2,227,505        1,606,420        1,581,037
   Variable ...................................................         633,417          564,051          460,890
   Corporate and other ........................................         342,764          334,417          418,187
                                                                   ------------     ------------     ------------
                                                                      5,578,112        3,748,363        3,746,351
Unrealized gains (losses) on investments, net (A) .............          60,303          (29,364)         (73,439)
Other classification adjustments ..............................          (9,226)         (14,953)         (10,581)
                                                                   ------------     ------------     ------------
   Consolidated assets ........................................    $  5,629,189     $  3,704,046     $  3,662,331
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

Depreciation and amortization are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the corporate and other segment. Depreciation and amortization for the corporate and other segment include charges relating to leases with affiliates totaling $4.6 million for 2001 and 2000 and $3.1 million for 1999. In the consolidated statements of income, we record these depreciation amounts net of related lease income from affiliates.

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Interest expense and expenditures for long-lived assets were not significant during the periods presented above.

Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $672.1 million in 2001. Total premiums collected include $280.0 million assumed from American Equity, $13.3 million assumed from NTL and $378.7 million written in our core Farm Bureau marketing territory or through a variable alliance partner. Excluding reinsurance assumed, our total life and annuity collected premiums for 2001 are concentrated in the following core Farm Bureau distribution states - Iowa (29%), Kansas (22%) and Oklahoma (9%).

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited quarterly results of operations are as follows:

                                                                             2001
                                                ---------------------------------------------------------------
QUARTER ENDED                                     MARCH 31          JUNE 30       SEPTEMBER 30     DECEMBER 31
                                                ------------     ------------     ------------     ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges ...............    $     44,955     $     49,646     $     46,951     $     46,982
Net investment income ......................          66,700           71,118           71,260           76,009
Derivative income (loss) ...................            (808)             (60)            (661)           1,629
Realized gains (losses) on investments .....          (1,522)             253             (221)         (14,388)
Total revenues .............................         113,585          125,072          121,687          114,246
Income before cumulative effect of change
  in accounting principle ..................           9,554           12,264           11,216            7,367
Cumulative effect of change in accounting
  for derivative instruments ...............             344               --               --               --
Net income .................................           9,898           12,264           11,216            7,367
Net income applicable to common stock ......           8,859           11,218           10,162            6,304
Earnings per common share:
Income before accounting change ............    $       0.31     $       0.41     $       0.37     $       0.23
Cumulative effect of change in accounting
  for derivative instruments ...............            0.01               --               --               --
                                                ------------     ------------     ------------     ------------
  Earnings per common share ................    $       0.32     $       0.41     $       0.37     $       0.23
                                                ============     ============     ============     ============
Earnings per common share - assuming
  dilution:
Income before accounting change ............    $       0.31     $       0.40     $       0.36     $       0.23
Cumulative effect of change in accounting
  for derivative instruments ...............            0.01               --               --               --
                                                ------------     ------------     ------------     ------------
  Earnings per common share - assuming
    dilution ...............................    $       0.32     $       0.40     $       0.36     $       0.23
                                                ============     ============     ============     ============

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                             2000
                                                ---------------------------------------------------------------
QUARTER ENDED                                     MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                ------------     ------------     ------------     ------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Premiums and product charges ...............    $     38,725     $     42,626     $     36,988     $     34,925
Net investment income ......................          54,683           55,373           55,579           55,734
Realized losses on investments .............             (61)          (4,148)         (15,353)          (6,398)
Total revenues .............................          97,845           98,810           82,090           88,873
Income from continuing operations ..........          18,134            9,665            1,881            9,067
Discontinued operations ....................              --               --               --              600
Net income .................................          18,134            9,665            1,881            9,667
Net income applicable to common stock ......          18,097            9,627            1,843            9,630
Earnings per common share:
  Income from continuing operations ........    $       0.58     $       0.31     $       0.06     $       0.32
  Income from discontinued operations ......              --               --               --             0.02
                                                ------------     ------------     ------------     ------------
  Earnings per common share ................    $       0.58     $       0.31     $       0.06     $       0.34
                                                ============     ============     ============     ============
Earnings per common share - assuming
  dilution:
  Income from continuing operations ........    $       0.57     $       0.31     $       0.06     $       0.31
  Income from discontinued operations ......              --               --               --             0.02
                                                ------------     ------------     ------------     ------------
  Earnings per common share - assuming
    dilution ...............................    $       0.57     $       0.31     $       0.06     $       0.33
                                                ============     ============     ============     ============

Earnings per common share for each quarter is computed independently of earnings per common share for the year. As a result, the sum of the quarterly earnings per common share amounts may not equal the earnings per common share for the year due primarily to transactions affecting the number of weighted average common shares outstanding in each quarter. Derivative income (loss) was classified with net investment income in the Form 10-Q filings for the first three quarters of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

The information required by Part III is hereby incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements. See index to Financial Statements on page 36 for a list of financial statements included in this Report.

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

         3. Exhibits.

               21   Subsidiaries of FBL Financial Group, Inc.
               23   Consent of Independent Auditors

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March, 2002.

                                        FBL Financial Group, Inc.

                                        By: /s/ CRAIG  A. LANG
                                            ------------------

                                        Craig A. Lang
                                        CHAIRMAN OF THE BOARD

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

        Signature                               Title                              Date
-------------------------   ----------------------------------------------   ----------------
/s/ WILLIAM J. ODDY          Chief Executive Officer (Principal Executive     March 12, 2002
-------------------          Officer) and Director
William J. Oddy

/s/ JAMES W. NOYCE           Chief Financial Officer (Principal Financial     March 12, 2002
------------------           and Accounting Officer)
James W. Noyce

/s/ CRAIG A. LANG            Chairman of the Board and Director               March 12, 2002
-----------------
Craig A. Lang

/s/ HOWARD D. POULSON        First Vice Chair and Director                    March 12, 2002
---------------------
Howard D. Poulson

/s/ KAREN J. HENRY           Second Vice Chair and Director                   March 12, 2002
------------------
Karen J. Henry

/s/ ERIC K. AASMUNDSTAD      Director                                         March 12, 2002
-----------------------
Eric K. Aasmundstad

/s/ STANLEY R. AHLERICH      Director                                         March 12, 2002
-----------------------
Stanley R. Ahlerich

/s/ JERRY L. CHICOINE        Director                                         March 12, 2002
---------------------
Jerry L. Chicoine

/s/ O. AL CHRISTOPHERSON     Director                                         March 12, 2002
------------------------
O. Al Christopherson

/s/ JOHN W. CREER            Director                                         March 12, 2002
-----------------
John W. Creer

/s/ KENNY J. EVANS           Director                                         March 12, 2002
------------------
Kenny J. Evans

/s/ ALAN L. FOUTZ            Director                                         March 12, 2002
-----------------
Alan L. Foutz

        Signature                               Title                              Date
-------------------------   ----------------------------------------------   ----------------
                             Director                                         March 12, 2002
-----------------
Craig D. Hill

/s/ LELAND J. HOGAN          Director                                         March 12, 2002
-------------------
Leland J. Hogan

/s/ RICHARD G. KJERSTAD      Director                                         March 12, 2002
-----------------------
Richard G. Kjerstad

                             Director                                         March 12, 2002
---------------------
G. Steven Kouplen

/s/ DAVID L. MCCLURE         Director                                         March 12, 2002
--------------------
David L. McClure

/s/ BRYCE P. NEIDIG          Director                                         March 12, 2002
-------------------
Bryce P. Neidig

/s/ FRANK S. PRIESTLEY       Director                                         March 12, 2002
----------------------
Frank S. Priestley

/s/ JOHN J. VAN SWEDEN       Director                                         March 12, 2002
----------------------
John J. Van Sweden

/s/ JOHN E. WALKER           Director                                         March 12, 2002
------------------
John E. Walker

/s/ JERRY C. DOWNIN          Senior Vice President, Secretary, Treasurer      March 12, 2002
-------------------          and Director
Jerry C. Downin

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES




The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 5, 2002 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 14(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 2001, the Company changed its method of accounting for derivative instruments.



                                            /s/ Ernst & Young LLP




Des Moines, Iowa
February 5, 2002

                   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                            FBL FINANCIAL GROUP, INC.

                                DECEMBER 31, 2001

                   COLUMN A                             COLUMN B               COLUMN C               COLUMN D
------------------------------------------------   -----------------     -----------------       -----------------
                                                                                                  AMOUNT AT WHICH
                                                                                                   SHOWN IN THE
             TYPE OF INVESTMENT                         COST (1)                VALUE              BALANCE SHEET
------------------------------------------------   -----------------     -----------------       -----------------
                                                                       (DOLLARS IN THOUSANDS)
Fixed maturity securities, available for sale:
 Bonds:
   United States Government and agencies........   $     147,869         $      150,581          $     150,581
   State, municipal and other governments.......          96,057                 98,661                 98,661
   Public utilities.............................         146,048                148,538                148,538
   Corporate securities.........................       1,699,711              1,739,265              1,739,265
   Mortgage and asset-backed securities.........       1,366,995              1,394,400              1,394,400
   Convertible bonds............................          45,961                 46,849                 46,849
 Redeemable preferred stocks....................          58,347                 57,856                 57,856
                                                   -----------------     -----------------       -----------------
      Total.....................................       3,560,988         $    3,636,150              3,636,150
                                                                         =================

Equity securities, available for sale:
 Common stocks:
   Banks, trusts, and insurance companies.......          11,963                 12,001                 12,001
   Industrial, miscellaneous, and all other.....          19,615                 19,925                 19,925
 Nonredeemable preferred stocks.................           7,441                  7,807                  7,807
                                                   -----------------     -----------------       -----------------
      Total.....................................          39,019         $       39,733                 39,733
                                                                         =================

Mortgage loans on real estate...................         385,362                                       385,307 (2)
Investment real estate:
   Acquired for debt............................           3,138                                         2,321 (2)
   Investment...................................          17,735                                        17,735
Policy loans....................................         181,054                                       181,054
Other long-term investments.....................           6,118                                         5,693 (3)
Short-term investments..........................          32,863                                        32,863
                                                   -----------------                             -----------------
                                                   $   4,226,277                                 $   4,300,856
                                                   =================                             =================

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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------    ------------
ASSETS
Cash and cash equivalents ..................................................    $      9,597    $        253
Amounts receivable from affiliates .........................................           1,722           5,479
Amounts receivable from subsidiaries (eliminated in consolidation) .........             931           1,184
Accrued investment income ..................................................              --             317
Current income taxes recoverable ...........................................           1,690             229
Deferred income taxes ......................................................             504             281
Other assets ...............................................................           3,701           4,207
Short-term investments .....................................................           6,736           9,688
Fixed maturities - available for sale, at market (amortized cost in
   2000 - $12,236) .........................................................              --          12,224
Investments in subsidiaries (eliminated in consolidation) ..................         731,153         561,811
                                                                                ------------    ------------
      Total assets .........................................................    $    756,034    $    595,673
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued expenses and other liabilities ..................................    $      5,089    $      6,679
   Amounts payable to affiliates ...........................................             880             102
   Amounts payable to subsidiaries (eliminated in consolidation) ...........           1,581          12,089
   Long-term debt (eliminated in consolidation) ............................         100,000         100,000
                                                                                ------------    ------------
      Total liabilities ....................................................         107,550         118,870

Series C redeemable preferred stock ........................................          82,691              --

Stockholders' equity:
   Preferred stock .........................................................           3,000           3,000
   Class A common stock ....................................................          39,446          37,769
   Class B common stock ....................................................           7,563           7,563
   Accumulated other comprehensive income (loss) ...........................          39,364         (22,445)
   Retained earnings .......................................................         476,420         450,916
                                                                                ------------    ------------
      Total stockholders' equity ...........................................         565,793         476,803
                                                                                ------------    ------------
            Total liabilities and stockholders' equity .....................    $    756,034    $    595,673
                                                                                ============    ============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                          2001             2000             1999
                                                                      ------------     ------------     ------------
Revenues:
    Net investment income ........................................    $        589     $      3,738     $      1,810
    Realized gains on investments ................................              --              245               --
    Dividends from subsidiaries (eliminated in consolidation) ....          15,150           32,150          104,945
    Management fee income from non-affiliates ....................             159               --               --
    Management fee income from affiliates ........................           1,866            1,134              780
    Management fee income from subsidiaries (eliminated in
       consolidation) ............................................           1,985              834              619
                                                                      ------------     ------------     ------------
       Total revenues ............................................          19,749           38,101          108,154
Expenses:
    Interest expense (eliminated in consolidation) ...............           5,000            5,000            5,000
    General and administrative expenses ..........................           2,949            2,018            1,404
                                                                      ------------     ------------     ------------
       Total expenses ............................................           7,949            7,018            6,404
                                                                      ------------     ------------     ------------
                                                                            11,800           31,083          101,750
Income tax credits ...............................................          (1,600)            (651)          (1,117)
                                                                      ------------     ------------     ------------
Income before equity in undistributed income (dividends in
    excess of equity income) of subsidiaries and discontinued
    operations ...................................................          13,400           31,734          102,867
Equity in undistributed income (dividends in excess of equity
    income) of subsidiaries (eliminated in consolidation) ........          27,345            7,013          (48,542)
                                                                      ------------     ------------     ------------
Income from continuing operations ................................          40,745           38,747           54,325
Discontinued operations:
    Gain on disposal of property-casualty subsidiary, net of
       related income taxes ......................................              --              600            1,385
                                                                      ------------     ------------     ------------
Net income .......................................................    $     40,745     $     39,347     $     55,710
                                                                      ============     ============     ============


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2001              2000            1999
                                                                   ------------     ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........    $    (11,745)    $     10,357     $      1,036

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Short-term investments - net ..............................           2,952           36,900              997
    Fixed maturities - availiable for sale - net ..............          12,214           13,797               --
Investment in subsidiaries (eliminated in consolidation) ......          (2,370)              --             (583)
Net proceeds from sale of subsidiary - discontinued
    operations ................................................           2,000            2,000            1,229
Dividends from subsidiaries (eliminated in consolidation) .....          15,150           32,150           29,945
Net cash received in acquisition ..............................           2,863               --               --
Other .........................................................            (683)              --               --
                                                                   ------------     ------------     ------------
Net cash provided by investing activities .....................          32,126           84,847           31,588

FINANCING ACTIVITIES
Purchase of common stock ......................................             (94)         (85,782)         (25,309)
Issuance of common stock ......................................           1,527            1,569            1,947
Dividends paid ................................................         (12,470)         (10,985)         (10,758)
                                                                   ------------     ------------     ------------
Net cash used in financing activities .........................         (11,037)         (95,198)         (34,120)
                                                                   ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents ..............           9,344                6           (1,496)
Cash and cash equivalents at beginning of year ................             253              247            1,743
                                                                   ------------     ------------     ------------
Cash and cash equivalents at end of year ......................    $      9,597     $        253     $        247
                                                                   ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes ....................    $        (71)    $     (2,553)    $       (786)


            See accompanying notes to condensed financial statements.

                   FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


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

2. DIVIDENDS FROM SUBSIDIARY

The parent company received cash dividends totaling $15.2 million in 2001, $32.2 million in 2000 and $29.9 million in 1999. During 1999, the parent company received noncash dividends totaling $75.0 million from Farm Bureau Life Insurance Company.

3. ACQUISITION

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company. All the assets and liabilities acquired, with the exception of $0.5 million in cash, was immediately contributed to Farm Bureau Life Insurance Company. This transaction was financed with the issuance of Series C preferred stock. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands):

ASSETS                                                 LIABILITIES AND PURCHASE PRICE
Investments...........................  $   620,856    Policy liabilities and accruals......  $   526,391
Cash..................................        2,863    Other policyholder funds.............       76,738
Value of insurance in force acquired..       51,865    Other liabilities....................       11,621
Goodwill..............................        3,539                                           -----------
Other assets..........................       16,315       Total liabilities.................      614,750
                                        -----------    Purchase price.......................       80,688
     Total............................  $   695,438                                           -----------
                                        ===========         Total...........................  $   695,438
                                                                                              ===========

The acquisition and subsequent capital contribution of the noncash assets and liabilities noted above have been excluded from the 2001 condensed statement of cash flows.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                            FBL FINANCIAL GROUP, INC.

                 COLUMN A                      COLUMN B             COLUMN C            COLUMN D            COLUMN E
                 --------                 ----------------     ----------------    ----------------     ----------------
                                                                 FUTURE POLICY
                                           DEFERRED POLICY     BENEFITS, LOSSES,                              OTHER
                                             ACQUISITION        CLAIMS AND LOSS        UNEARNED           POLICYHOLDER
                                                COSTS               EXPENSES           REVENUES               FUNDS
                                          ----------------     ----------------    ----------------     ----------------
                                                                      (DOLLARS IN THOUSANDS)
December 31, 2001:
   Traditional annuity ...............    $         92,912     $      1,816,632    $             --     $        261,554
   Traditional and universal life
      insurance ......................             159,726            1,750,424              13,163              128,483
   Variable ..........................             113,079              131,315              17,964                   --
   Corporate and other ...............                  --               66,656                  --                   --
   Impact of unrealized gains/
      losses .........................              (5,561)                  --                (257)                  --
                                          ----------------     ----------------    ----------------     ----------------
   Total..............................    $        360,156     $      3,765,027    $         30,870     $        390,037
                                          ================     ================    ================     ================

December 31, 2000:
   Traditional annuity ...............    $         24,745     $        962,566    $             --     $        170,404
   Traditional and universal life
      insurance ......................             125,822            1,264,907              12,919               95,124
   Variable ..........................              98,201              105,795              16,291                   --
   Corporate and other ...............                  --               49,440                  --                   --
   Impact of unrealized gains/
      losses .........................               2,203                   --                 172                   --
                                          ----------------     ----------------    ----------------     ----------------
   Total..............................    $        250,971     $      2,382,708    $         29,382     $        265,528
                                          ================     ================    ================     ================

December 31, 1999:
   Traditional annuity ...............    $         21,751     $      1,194,943    $             --     $        160,848
   Traditional and universal life
      insurance ......................             119,984            1,059,992              13,179               96,723
   Variable ..........................              78,862               92,105              13,925                   --
   Corporate and other ...............              10,089               41,754                  --                   89
   Impact of unrealized gains/
      losses .........................               5,577                   --                 546                   --
                                          ----------------     ----------------    ----------------     ----------------
   Total..............................    $        236,263     $      2,388,794    $         27,650     $        257,660
                                          ================     ================    ================     ================

       SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED) FBL
                              FINANCIAL GROUP, INC.

                COLUMN A                     COLUMN F           COLUMN G          COLUMN H          COLUMN I            COLUMN J
                --------                  --------------     --------------    --------------    --------------     --------------
                                                                                                  AMORTIZATION
                                                                                  BENEFITS,       OF DEFERRED
                                                                               CLAIMS, LOSSES        POLICY             OTHER
                                              PREMIUM        NET INVESTMENT    AND SETTLEMENT     ACQUISITION         OPERATING
                                              REVENUE          INCOME (1)         EXPENSES           COSTS           EXPENSES (2)
                                          --------------     --------------    --------------    --------------     --------------
                                                                           (DOLLARS IN THOUSANDS)
December 31, 2001:
   Traditional annuity ...............    $        1,001     $      126,784    $       94,756    $        2,456     $       11,053
   Traditional and universal life
      insurance ......................           154,325            141,611           164,011            12,109             39,044
   Variable ..........................            30,382             10,198            12,630             3,103             19,130
   Corporate and other ...............             3,044              6,494             2,047                73              7,728
   Impact of realized gains/losses ...              (218)                --                --            (2,297)                76
                                          --------------     --------------    --------------    --------------     --------------
   Total .............................    $      188,534     $      285,087    $      273,444    $       15,444     $       77,031
                                          ==============     ==============    ==============    ==============     ==============

December 31, 2000:
   Traditional annuity ...............    $        1,171     $       90,490    $       65,754    $        2,696     $        7,461
   Traditional and universal life
      insurance ......................           115,481            106,867           120,343             6,140             26,784
   Variable ..........................            27,096              9,007            11,137             2,936             20,755
   Corporate and other ...............             9,654             15,005             9,666               684              7,364
   Impact of realized gains/losses ...              (138)                --                --            (1,635)              (255)
                                          --------------     --------------    --------------    --------------     --------------
   Total .............................    $      153,264     $      221,369    $      206,900    $       10,821     $       62,109
                                          ==============     ==============    ==============    ==============     ==============

December 31, 1999:
   Traditional annuity ...............    $          900     $       95,869    $       67,786    $        2,188     $        8,020
   Traditional and universal life
      insurance ......................           114,424            109,158           117,816             6,811             25,282
   Variable ..........................            22,645              7,417             9,297             2,655             16,701
   Corporate and other ...............            13,361             13,376             5,829               972              7,754
   Impact of realized gains/losses ...               (37)                --                --              (192)               (15)
                                          --------------     --------------    --------------    --------------     --------------
   Total .............................    $      151,293     $      225,820    $      200,728    $       12,434     $       57,742
                                          ==============     ==============    ==============    ==============     ==============

(1) Net investment income is allocated to the segments based upon the investments held by the respective segment.

(2) Expenses have been allocated using one of two methodologies, depending on the nature of the expense. Direct expenses, such as those incurred by our underwriting and policy administration departments, and other expenses for which there is a reliable basis for allocation are allocated based upon time studies and cost analysis performed by the respective departments. The remaining indirect expenses are allocated in proportion to the equity of each segment.

                            SCHEDULE IV - REINSURANCE
                            FBL FINANCIAL GROUP, INC.

                COLUMN A                              COLUMN B        COLUMN C        COLUMN D        COLUMN E         COLUMN F
                --------                            ------------   --------------   ------------    ------------    --------------
                                                                                    ASSUMED FROM                      PERCENT OF
                                                                   CEDED TO OTHER      OTHER                            AMOUNT
                                                    GROSS AMOUNT      COMPANIES      COMPANIES       NET AMOUNT     ASSUMED TO NET
                                                    ------------   --------------   ------------    ------------    --------------
                                                                               (DOLLARS IN THOUSANDS)
Year ended December 31, 2001:
    Life insurance in force, at end
      of year ..................................    $ 28,444,285    $  4,772,504    $  3,784,244    $ 27,456,025             13.8%
                                                    ============    ============    ============    ============     ============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges ................................    $     65,221    $      1,911    $      7,182    $     70,492             10.2%
      Traditional life insurance
        premiums ...............................         118,089           7,202           4,111         114,998              3.6
      Accident and health premiums .............          16,034          12,990              --           3,044               --
                                                    ------------    ------------    ------------    ------------     ------------
                                                    $    199,344    $     22,103    $     11,293    $    188,534              6.0%
                                                    ============    ============    ============    ============     ============

Year ended December 31, 2000:
    Life insurance in force, at end
      of year ..................................    $ 22,601,417    $  2,058,979    $      2,432    $ 20,544,870               --%
                                                    ============    ============    ============    ============     ============
    Insurance premiums and other
      considerations:
      Interest sensitive product
        charges ................................    $     61,727    $      2,049    $        102    $     59,780              0.2%
      Traditional life insurance
        premiums ...............................          86,684           2,854              --          83,830               --
      Accident and health premiums .............          14,220           4,566              --           9,654               --
                                                    ------------    ------------    ------------    ------------     ------------
                                                    $    162,631    $      9,469    $        102    $    153,264              0.1%
                                                    ============    ============    ============    ============     ============

Year ended December 31, 1999:
    Life insurance in force, at end
      of year ..................................    $ 21,024,991    $  1,826,299    $         56    $ 19,198,748               --%
                                                    ============    ============    ============    ============     ============
    Insurance premiums and other considerations:
      Interest sensitive product
        charges ................................    $     57,206    $      1,846    $          3    $     55,363               --%
      Traditional life insurance
        premiums ...............................          85,689           3,120              --          82,569               --
      Accident and health premiums .............          13,731             370              --          13,361               --
                                                    ------------    ------------    ------------    ------------     ------------
                                                    $    156,626    $      5,336    $          3    $    151,293               --%
                                                    ============    ============    ============    ============     ============