Form 10-Q
period 2002-03-31
FBL FINANCIAL GROUP INC
filed 2002-05-10
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                    --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,382,006 shares of Class A common stock and 1,192,990 shares of Class B common stock as of May 7, 2002.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2002            2001
                                                                                      ------------    ------------
ASSETS
Investments:
   Fixed maturities - available for sale, at market (amortized cost: 2002 -
     $3,690,785; 2001 - $3,560,988) ..............................................    $  3,702,994    $  3,636,150
   Equity securities, at market (cost: 2002 - $38,020; 2001 - $39,019) ...........          37,217          39,733
   Mortgage loans on real estate .................................................         377,383         385,307
   Investment real estate, less allowances for depreciation of $4,062 in 2002
     and $3,862 in 2001 ..........................................................          19,768          20,056
   Policy loans ..................................................................         180,519         181,054
   Other long-term investments ...................................................           5,683           5,693
   Short-term investments ........................................................          59,417          32,863
                                                                                      ------------    ------------
Total investments ................................................................       4,382,981       4,300,856

Cash and cash equivalents ........................................................         201,068         271,459
Securities and indebtedness of related parties ...................................          44,476          57,781
Accrued investment income ........................................................          52,516          51,207
Accounts and notes receivable ....................................................             228             235
Amounts receivable from affiliates ...............................................           1,984           3,504
Reinsurance recoverable ..........................................................         114,262         101,287
Deferred policy acquisition costs ................................................         399,884         360,156
Value of insurance in force acquired .............................................          54,151          50,129
Property and equipment, less allowances for depreciation of $48,677 in 2002
  and $48,413 in 2001 ............................................................          39,337          40,385
Current income taxes recoverable .................................................             679              --
Goodwill .........................................................................          11,170          11,170
Other assets .....................................................................          28,254          24,572
Assets held in separate accounts .................................................         376,498         356,448






                                                                                      ------------    ------------
        Total assets .............................................................    $  5,707,488    $  5,629,189
                                                                                      ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive and equity-indexed products .......................    $  2,906,129     $  2,679,088
        Traditional life insurance and accident and health products ..........       1,073,354        1,063,930
        Unearned revenue reserve .............................................          31,468           30,870
     Other policy claims and benefits ........................................          22,177           22,009
                                                                                  ------------     ------------
                                                                                     4,033,128        3,795,897
   Other policyholders' funds:
     Supplementary contracts without life contingencies ......................         279,127          261,554
     Advance premiums and other deposits .....................................         112,416          112,518
     Accrued dividends .......................................................          16,302           15,965
                                                                                  ------------     ------------
                                                                                       407,845          390,037

   Amounts payable to affiliates .............................................             682              886
   Long-term debt ............................................................          40,000           40,000
   Current income taxes ......................................................              --              444
   Deferred income taxes .....................................................          37,917           59,634
   Other liabilities .........................................................          95,838          240,228
   Liabilities related to separate accounts ..................................         376,498          356,448
                                                                                  ------------     ------------
        Total liabilities ....................................................       4,991,908        4,883,574

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust .....................................................          97,000           97,000
   Other .....................................................................             144              131

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000
   shares ....................................................................          83,384           82,691

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares .....           3,000            3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,311,181 shares in 2002 and 26,215,685 shares
     in 2001 .................................................................          40,487           39,446
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares .................................           7,555            7,563
   Accumulated other comprehensive income (loss) .............................          (2,134)          39,364
   Retained earnings .........................................................         486,144          476,420
                                                                                  ------------     ------------
     Total stockholders' equity ..............................................         535,052          565,793
                                                                                  ------------     ------------
        Total liabilities and stockholders' equity ...........................    $  5,707,488     $  5,629,189
                                                                                  ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                        -----------------------------
                                                                                            2002              2001
                                                                                        ------------     ------------
Revenues:
    Interest sensitive product charges .............................................    $     18,772     $     15,967
    Traditional life insurance premiums ............................................          29,463           27,838
    Accident and health premiums ...................................................              92            1,150
    Net investment income ..........................................................          79,537           66,700
    Derivative income (loss) .......................................................            (782)            (808)
    Realized gains (losses) on investments .........................................           2,246           (1,522)
    Other income ...................................................................           4,459            4,260
                                                                                        ------------     ------------
       Total revenues ..............................................................         133,787          113,585
Benefits and expenses:
    Interest sensitive product benefits ............................................          48,268           37,854
    Traditional life insurance and accident and health benefits ....................          17,382           20,519
    Increase in traditional life and accident and health future policy benefits ....           7,845            4,767
    Distributions to participating policyholders ...................................           7,971            6,905
    Underwriting, acquisition and insurance expenses ...............................          24,691           24,196
    Interest expense ...............................................................             177              637
    Other expenses .................................................................           3,276            3,916
                                                                                        ------------     ------------
       Total benefits and expenses .................................................         109,610           98,794
                                                                                        ------------     ------------
                                                                                              24,177           14,791
Income taxes .......................................................................          (7,671)          (4,626)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily redeemable preferred stock of
       subsidiary trust ............................................................          (1,213)          (1,213)
    Other ..........................................................................             (33)              (2)
Equity income (loss), net of related income taxes ..................................          (1,715)             604
                                                                                        ------------     ------------
Income before cumulative effect of change in accounting principle ..................          13,545            9,554
Cumulative effect of change in accounting for derivative instruments ...............              --              344
                                                                                        ------------     ------------
Net income .........................................................................          13,545            9,898
Dividends on Series B and C preferred stock ........................................          (1,071)          (1,039)
                                                                                        ------------     ------------
Net income applicable to common stock ..............................................    $     12,474     $      8,859
                                                                                        ============     ============

Earnings per common share:
    Income before accounting change ................................................    $       0.45     $       0.31
    Cumulative effect of change in accounting for derivative instruments ...........              --             0.01
                                                                                        ------------     ------------
    Earnings per common share ......................................................    $       0.45     $       0.32
                                                                                        ============     ============

Earnings per common share - assuming dilution:
    Income before accounting change ................................................    $       0.45     $       0.31
    Cumulative effect of change in accounting for derivative instruments ...........              --             0.01
                                                                                        ------------     ------------
    Earnings per common share - assuming dilution ..................................    $       0.45     $       0.32
                                                                                        ============     ============

Cash dividends per common share ....................................................    $       0.10     $       0.10
                                                                                        ============     ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                               SERIES B      CLASS A        CLASS B          OTHER                        TOTAL
                                              PREFERRED      COMMON         COMMON       COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                                STOCK         STOCK          STOCK       INCOME (LOSS)    EARNINGS        EQUITY
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2001 ...............  $      3,000   $     37,769   $      7,563   $    (22,445)  $    450,916   $    476,803
 Comprehensive income:
   Net income for three months ended
     March 31, 2001 ......................            --             --             --             --          9,898          9,898
   Cumulative effect of change in
     accounting for derivative
     instruments .........................            --             --             --          2,406             --          2,406
   Change in net unrealized
     investment gains/losses .............            --             --             --         41,600             --         41,600
                                                                                                                       ------------
 Total comprehensive income ..............                                                                                   53,904
 Issuance of 43,818 shares of
   common stock under employee
   benefit and stock option plans,
   including related income tax benefit ..            --            459             --             --             --            459
 Adjustment resulting from capital
   transactions of equity investee .......            --             (1)            --             --             --             (1)
 Dividends on preferred stock ............            --             --             --             --         (1,039)        (1,039)
 Dividends on common stock ...............            --             --             --             --         (2,735)        (2,735)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2001 ................  $      3,000   $     38,227   $      7,563   $     21,561   $    457,040   $    527,391
                                            ============   ============   ============   ============   ============   ============

Balance at January 1, 2002 ...............  $      3,000   $     39,446   $      7,563   $     39,364   $    476,420   $    565,793
 Comprehensive income (loss):
   Net income for three months ended
     March 31, 2002 ......................            --             --             --             --         13,545         13,545
   Change in net unrealized
     investment gains/losses .............            --             --             --        (41,498)            --        (41,498)
                                                                                                                       ------------
 Total comprehensive income (loss) .......                                                                                  (27,953)
 Issuance of 95,496 shares of
   common stock under compensation
   and stock option plans, including
   related income tax benefit ............            --          1,084             --             --             --          1,084
 Adjustment resulting from capital
   transactions of equity investee .......            --            (43)            (8)            --             --            (51)
 Dividends on preferred stock ............            --             --             --             --         (1,071)        (1,071)
 Dividends on common stock ...............            --             --             --             --         (2,750)        (2,750)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2002 ................  $      3,000   $     40,487   $      7,555   $     (2,134)  $    486,144   $    535,052
                                            ============   ============   ============   ============   ============   ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         -----------------------------
                                                                                             2002              2001
                                                                                         ------------     ------------
OPERATING ACTIVITIES
Net income ..........................................................................    $     13,545     $      9,898
Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances ........................................          39,638           32,586
       Charges for mortality and administration .....................................         (18,451)         (15,399)
       Deferral of unearned revenues ................................................             640              622
       Amortization of unearned revenue reserve .....................................            (289)            (385)
    Provision for depreciation and amortization .....................................           1,729            5,286
    Equity loss (income) ............................................................           1,715             (604)
    Realized losses (gains) on investments ..........................................          (2,246)           1,522
    Increase in traditional life and accident and health benefit accruals ...........           7,845            4,767
    Policy acquisition costs deferred ...............................................         (34,746)         (10,052)
    Amortization of deferred policy acquisition costs ...............................           5,080            3,891
    Provision for deferred income taxes .............................................             651             (194)
    Other ...........................................................................         (12,455)          10,412
                                                                                         ------------     ------------
Net cash provided by operating activities ...........................................           2,656           42,350

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - available for sale ...........................................         257,092          136,808
    Equity securities ...............................................................           1,826            3,656
    Mortgage loans on real estate ...................................................          34,000            5,852
    Investment real estate ..........................................................              --            1,316
    Policy loans ....................................................................          10,943            9,781
    Other long-term investments .....................................................             501               85
    Short-term investments - net ....................................................              --           69,083
                                                                                         ------------     ------------
                                                                                              304,362          226,581
Acquisition of investments:
    Fixed maturities - available for sale ...........................................        (528,571)        (202,758)
    Equity securities ...............................................................             (44)          (1,766)
    Mortgage loans on real estate ...................................................         (26,069)         (13,893)
    Policy loans ....................................................................         (10,408)         (10,608)
    Other long-term investments .....................................................            (506)            (518)
    Short-term investments - net ....................................................         (26,554)              --
                                                                                         ------------     ------------
                                                                                             (592,152)        (229,543)
Proceeds from disposal, repayments of advances and other distributions from
    equity investees ................................................................             586            1,511
Investments in and advances to equity investees .....................................              --             (102)
Net proceeds from sale of discontinued operations ...................................              --            2,000
Net cash received in acquisition ....................................................              --            2,863
Net sales (purchases) of property and equipment and other ...........................          (1,598)             103
                                                                                         ------------     ------------
Net cash provided by (used in) investing activities .................................        (288,802)           3,413

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         -----------------------------
                                                                                             2002             2001
                                                                                         ------------     ------------
FINANCING ACTIVITIES
Receipts from interest sensitive, equity-indexed and variable products credited to
    policyholder account balances ...................................................    $    295,916     $     75,459
Return of policyholder account balances on interest sensitive, equity-indexed and
    variable products ...............................................................         (76,743)         (75,333)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ................................................................          (1,213)          (1,213)
Other distributions related to minority interests - net .............................             (20)             (42)
Issuance of common stock ............................................................             943              429
Dividends paid ......................................................................          (3,128)          (3,115)
                                                                                         ------------     ------------
Net cash provided by (used in) financing activities .................................         215,755           (3,815)
                                                                                         ------------     ------------
Increase (decrease) in cash and cash equivalents ....................................         (70,391)          41,948
Cash and cash equivalents at beginning of period ....................................         271,459            3,099
                                                                                         ------------     ------------
Cash and cash equivalents at end of period ..........................................    $    201,068     $     45,047
                                                                                         ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest ........................................................................    $        180     $        718
    Income taxes ....................................................................           7,080                7
Non-cash operating activity:
    Deferral of bonus interest ......................................................           3,937               --

                             See accompanying notes.

FBL Financial Group, Inc.                                         March 31, 2002

                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2001 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

2.       ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Under the new Statements, goodwill is no longer amortized, but is subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We adopted the Statements effective January 1, 2002. Based on testing performed as of January 1, 2002, none of our goodwill is deemed to be impaired. In addition, we have no intangible assets included as a component of goodwill that require separate accounting.

Goodwill totaled $17.0 million at March 31, 2002 and December 31, 2001, consisting of $11.2 million separately identified on the consolidated balance sheets and $5.8 million in equity method goodwill included in the securities and indebtedness of related parties line on the balance sheets. On a pro forma basis without goodwill amortization, net income applicable to common stock for the first quarter of 2001 would have been $9.1 million ($0.33 per share - basic and assuming dilution).

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 provides a single accounting model for long lived assets to be disposed of and changes the criteria that must be met to classify an asset as held-for-sale. Statement No. 144 also requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which losses are incurred rather than as of the measurement date as presently required. Adopting Statement No. 144 on January 1, 2002 did not have any effect on our financial position or results of operations.

3.       INVESTMENT OPERATIONS

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as "available for sale" and are reported at market value. Unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders' equity as a component of accumulated other comprehensive income or loss. Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and

FBL Financial Group, Inc.                                         March 31, 2002


depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

Net unrealized investment gains (losses) on equity securities and fixed maturity securities classified as available for sale and recorded directly to stockholders' equity were comprised of the following:

                                                                                        MARCH 31,      DECEMBER 31,
                                                                                          2002             2001
                                                                                      ------------     ------------
                                                                                          (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available for
    sale .........................................................................    $     11,406     $     75,876
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ............................................             564           (5,561)
    Value of insurance in force acquired .........................................          (4,104)          (8,954)
    Unearned revenue reserve .....................................................              10              257
Provision for deferred income taxes ..............................................          (2,757)         (21,566)
                                                                                      ------------     ------------
                                                                                             5,119           40,052
Proportionate share of net unrealized investment losses of equity investees ......          (7,253)            (688)
                                                                                      ------------     ------------
Net unrealized investment gains (losses) .........................................    $     (2,134)    $     39,364
                                                                                      ============     ============

4.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at March 31, 2002 and at December 31, 2001. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.85% at March 31, 2002 and December 31, 2001). Fixed maturity securities with a carrying value of $40.8 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $38.9 million on the line of credit from the FHLB at March 31, 2002 with appropriate increased collateral deposits.

5.       CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or certain other agreements. At March 31, 2002, management is not aware of any claims for which a material loss is reasonably possible.

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

We participate with various unaffiliated life insurance companies in a reinsurance pool to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we are able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event. We have a liability totaling $1.6 million at March 31, 2002 and December 31, 2001 for anticipated losses from this pool resulting from the terrorist acts on September 11, 2001. Effective July 1, 2002, due to structural changes including an increase in the cap on losses, we will no longer be a participant in this pool. We are currently analyzing our options for alternative catastrophe coverage.

We self-insure our employee health and welfare claims, however claims in excess of self-insurance levels are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims incurred during the period. Accordingly, no accruals are recorded on our financial

FBL Financial Group, Inc.                                         March 31, 2002


statements for unpaid claims and claims incurred but not reported. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual.) We may earn additional consideration during 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for 2002 as such amounts, if any, cannot be reasonably estimated as of March 31, 2002. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

6.       STOCK OPTION PLAN

We have a Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. Option shares granted to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to 10 years. Option shares granted to officers and employees have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us.

Information relating to stock option grants during the first quarter of 2002 is as follows:

                                                                 NUMBER OF
                                                                 SECURITIES         WEIGHTED-
                                                                 UNDERLYING      AVERAGE EXERCISE
                                                               OPTIONS GRANTED   PRICE PER SHARE
                                                               ---------------   ----------------
William J. Oddy, Chief Executive Officer ....................          30,078      $      17.97
Stephen M. Morain, Senior Vice President and General
    Counsel .................................................          17,183             17.97
James W. Noyce, Chief Financial Officer .....................          19,844             17.97
Timothy J. Hoffman, Chief Administrative Officer ............          16,745             17.97
John M. Paule, Chief Marketing Officer ......................          11,118             17.97
Non-employee members of the Board of Directors ..............          17,000             17.97
Officers, employees and other ...............................         312,104             17.97
                                                               --------------
    Total ...................................................         424,072             17.97
                                                               ==============

FBL Financial Group, Inc.                                         March 31, 2002


7.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                   ------------------------------------
                                                                                        2002                  2001
                                                                                   --------------        --------------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income before accounting change ........................................       $       13,545        $        9,554
    Cumulative effect of change in accounting for derivative instruments ...                   --                   344
                                                                                   --------------        --------------
    Net income .............................................................               13,545                 9,898
    Dividends on Series B and C preferred stock ............................               (1,071)               (1,039)
                                                                                   --------------        --------------
       Numerator for earnings per common share - income available to
           common stockholders .............................................       $       12,474        $        8,859
                                                                                   ==============        ==============

Denominator:
    Weighted average shares ................................................           27,462,600            27,332,655
    Deferred common stock units related to directors compensation plan .....               13,471                 9,736
                                                                                   --------------        --------------
       Denominator for earnings per common share - weighted-average
           shares ..........................................................           27,476,071            27,342,391
    Effect of dilutive securities - employee stock options .................              508,085               410,183
                                                                                   --------------        --------------
       Denominator for diluted earnings per common share - adjusted
           weighted-average shares .........................................           27,984,156            27,752,574
                                                                                   ==============        ==============

Earnings per common share:
    Income before accounting change ........................................       $         0.45        $         0.31
    Cumulative effect of change in accounting for derivative instruments ...                   --                  0.01
                                                                                   --------------        --------------
    Earnings per common share ..............................................       $         0.45        $         0.32
                                                                                   ==============        ==============

Earnings per common share - assuming dilution:
    Income before accounting change ........................................       $         0.45        $         0.31
    Cumulative effect of change in accounting for derivative instruments ...                   --                  0.01
                                                                                   --------------        --------------
    Earnings per common share - assuming dilution ..........................       $         0.45        $         0.32
                                                                                   ==============        ==============

Based upon the provisions of the underlying agreement and the application of the "two class" method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder's participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

8.       SEGMENT INFORMATION

Management analyzes operations by reviewing financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment.

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

FBL Financial Group, Inc.                                         March 31, 2002


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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

     * Investments and related investment income not specifically allocated to our product segments;
     * Interest expense and minority interest pertaining to distributions on trust preferred securities;
     * Accident and health insurance products, primarily long-term disability income insurance;
     * Advisory services for the management of investments and other companies;
     * Marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
     *    Leasing services, primarily with affiliates.

Financial information concerning our operating segments is as follows.

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                     2002             2001
                                                                                 ------------     ------------
                                                                                     (DOLLARS IN THOUSANDS)
Operating revenues:
    Traditional annuity .....................................................    $     38,321     $     29,754
    Traditional and universal life ..........................................          76,577           67,956
    Variable ................................................................          10,939           10,053
    Corporate and other .....................................................           5,700            7,347
                                                                                 ------------     ------------
                                                                                      131,537          115,110
Realized gains (losses) on investments (A) ..................................           2,250           (1,525)
                                                                                 ------------     ------------
    Consolidated revenues ...................................................    $    133,787     $    113,585
                                                                                 ============     ============

Pre-tax operating income (loss) from continuing operations:
    Traditional annuity .....................................................    $      5,970     $      4,048
    Traditional and universal life ..........................................          15,123           11,192
    Variable ................................................................             718            1,010
    Corporate and other .....................................................          (3,120)             208
                                                                                 ------------     ------------
                                                                                       18,691           16,458
    Income taxes on operating income ........................................          (6,187)          (5,635)
    Realized gains (losses) on investments, net (A) .........................           1,041           (1,269)
                                                                                 ------------     ------------
       Consolidated income from continuing operations .......................    $     13,545     $      9,554
                                                                                 ============     ============

(A) Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million), variable ($1.2 million) and corporate and other ($5.8 million).

FBL Financial Group, Inc.                                         March 31, 2002


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION INCLUDES A SUMMARY OF FBL FINANCIAL GROUP, INC.'S CONSOLIDATED RESULTS OF OPERATIONS, FINANCIAL CONDITION AND WHERE APPROPRIATE, FACTORS THAT MANAGEMENT BELIEVES MAY AFFECT FUTURE PERFORMANCE. UNLESS NOTED OTHERWISE, ALL REFERENCES TO FBL FINANCIAL GROUP, INC (WE OR THE COMPANY) INCLUDE ALL OF ITS DIRECT AND INDIRECT SUBSIDIARIES, INCLUDING ITS PRIMARY LIFE INSURANCE SUBSIDIARIES, FARM BUREAU LIFE INSURANCE COMPANY (FARM BUREAU LIFE) AND EQUITRUST LIFE INSURANCE COMPANY (EQUITRUST) (COLLECTIVELY, THE LIFE COMPANIES). PLEASE READ THIS DISCUSSION IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. IN ADDITION, WE ENCOURAGE YOU TO REFER TO OUR 2001 FORM 10-K FOR A COMPLETE DESCRIPTION OF OUR SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES. FAMILIARITY WITH THIS INFORMATION IS IMPORTANT IN UNDERSTANDING OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

SIGNIFICANT TRANSACTIONS IMPACTING THE COMPARABILITY OF RESULTS

During 2001, we entered into a coinsurance agreement with American Equity Investment Life Insurance Company (American Equity) whereby we assumed 70% of certain fixed and equity-indexed annuity business written by American Equity from August 1, 2001 to December 31, 2001. The agreement also provides for reinsuring 40% of certain new business written by American Equity during 2002 and 2003. This agreement was accounted for as the reinsurance of an in force block of business as of October 1, 2001, and the regular coinsurance of the business written thereafter. Reserves transferred to us in connection with the assumption of the in force block of business totaled $138.7 million on October 1, 2001. Collected premiums assumed as a result of this agreement totaled $189.5 million for the first quarter of 2002 and $280.0 million for the fourth quarter of 2001.

Effective May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued subsequent to May 1, 2001. Assets acquired on May 1, 2001 in connection with this transaction totaled $337.2 million. Collected premiums assumed as a result of this agreement totaled $5.1 million for the first quarter of 2002.

Revenues and expenses for the 2002 period increased compared to the 2001 period as a result of the American Equity and NTL transactions. Operating income increased approximately $1.4 million, or $0.05 per common share, during the three months ended March 31, 2002 as a result of this new business.

Consistent with our objective to exit the disability income line of business, effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure the individual disability income business acquired through the acquisition of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau
Life) on January 1, 2001. Revenues and expenses for the 2002 period decreased compared to the 2001 period as a result of this reinsurance agreement.

RESULTS OF OPERATIONS

We use both net income and operating income to measure our performance. Operating income represents net income excluding the impact of realized gains and losses on investments and cumulative effect of change in accounting principle. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains and losses. While operating income is commonly used in the insurance industry as a measure of on-going earnings performance, it is not a substitute for net income determined in accordance with accounting principles generally accepted in the United States.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

NET INCOME applicable to common stock increased 40.8% in the 2002 period to $12.5 million. Operating income applicable to common stock increased 16.9% in the 2002 period to $11.4 million. Net income increased primarily due to the positive impact of the American Equity and NTL transactions, an increase in realized gains on the sale of

FBL Financial Group, Inc.                                         March 31, 2002


investments and slightly improved mortality experience. These items were partially offset by a $2.3 million decrease in equity income, net of related income taxes.

The following is a reconciliation of net income to operating income.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                               -----------------------------
                                                                                   2002              2001
                                                                               ------------     ------------
                                                                                   (DOLLARS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE AMOUNTS)
Net income applicable to common stock .....................................    $     12,474     $      8,859
Adjustments:
   Net realized losses (gains) on investments .............................          (1,041)           1,269
   Cumulative effect of change in accounting for derivative instruments ...              --             (344)
                                                                               ------------     ------------
Operating income applicable to common stock ...............................    $     11,433     $      9,784
                                                                               ============     ============
Earnings per common share - assuming dilution .............................    $       0.45     $       0.32
                                                                               ============     ============
Operating earnings per common share - assuming dilution ...................    $       0.41     $       0.35
                                                                               ============     ============

A summary of our premiums and product charges is as follows:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                               -----------------------------
                                                                                   2002             2001
                                                                               ------------     ------------
                                                                                   (DOLLARS IN THOUSANDS)
Premiums and product charges:
   Interest sensitive product charges .....................................    $     18,772     $     15,967
   Traditional life insurance premiums ....................................          29,463           27,838
   Accident and health premiums ...........................................              92            1,150
                                                                               ------------     ------------
      Total premiums and product charges ..................................    $     48,327     $     44,955
                                                                               ============     ============

PREMIUMS AND PRODUCT CHARGES increased 7.5% in the 2002 period to $48.3 million. These increases are due primarily to the addition of the NTL and American Equity business. Revenues from the NTL business in the 2002 period included interest sensitive product charges of $2.6 million and traditional life insurance premiums of $1.3 million. Revenues from the American Equity business included interest product charges of $0.1 million. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Accident and health premiums decreased as a result of the 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2001.

NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, increased 19.2% in the 2002 period to $79.5 million, due to an increase in average invested assets. Average invested assets in the 2002 period increased 25.3% to $4,428.6 million (based on securities at amortized cost) due primarily to the cash and investments acquired with the NTL and American Equity transactions. The annualized yield earned on average invested assets decreased to 7.38% in the 2002 period from 7.67% in the 2001 period due principally to a decrease in market interest rates and a decrease in fee income from bond calls and mortgage loan prepayments. Fee income from bond calls and mortgage loan prepayments totaled $0.3 million in the 2002 period compared to $1.6 million in the 2001 period.

DERIVATIVE INCOME (LOSS) totaled ($0.8) million in the 2002 and 2001 periods. Our derivative income (loss) consists of unrealized gains and losses on the value of the conversion feature embedded in convertible fixed maturity securities and on the value of call options used to fund returns on our equity-indexed annuity contracts assumed from American Equity. Also included in derivative income (loss) is amortization of the underlying call options. Derivative income will fluctuate based on market conditions.

REALIZED GAINS (LOSSES) ON INVESTMENTS totaled $2.2 million in the 2002 period compared to ($1.5) million in the 2001 period. Realized gains (losses) include writedowns of investments that became other-than-temporarily impaired totaling $5.1 million in the 2002 period and $4.5 million in the 2001 period. These writedowns are the

FBL Financial Group, Inc.                                         March 31, 2002


result of deteriorating operating trends, lowered debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective years. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME and OTHER EXPENSES include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                         (DOLLARS IN THOUSANDS)
Policy benefits:
   Interest sensitive product benefits ...........................................    $     48,268    $     37,854
   Traditional life insurance and accident and health benefits ...................          17,382          20,519
   Increase in traditional life and accident and health future policy benefits ...           7,845           4,767
   Distributions to participating policyholders ..................................           7,971           6,905
                                                                                      ------------    ------------
      Total policy benefits ......................................................    $     81,466    $     70,045
                                                                                      ============    ============

POLICY BENEFITS increased 16.3% in the 2002 period to $81.5 million. These increases are due primarily to the addition of the NTL and American Equity business. Benefits incurred from this additional business for 2002 included interest sensitive product benefits of $8.5 million, traditional life insurance benefits, including change in reserves, of $1.3 million and distributions to participating policyholders of $0.3 million. Partially offsetting these increases was a decrease in death benefits on our direct business and a reduction in the interest crediting rates on many of our products. In December 2001, crediting rates were reduced 25 basis points to 5.85% on our primary universal life product and 15 basis points to 5.60% on our primary fixed annuity product. Other crediting rate decreases were made as of January 1, 2002 and October 1, 2001 on products formerly issued by Kansas Farm Bureau Life. These crediting rate changes were made in response to a declining investment portfolio yield. Accident and health benefits decreased as a result of the 100% coinsurance of our long-term disability income business during 2001. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

A summary of the our underwriting, acquisition and insurance expenses is as follows:

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                         (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
   Commission expense, net of deferrals ..........................................    $      2,958    $      3,011
   Amortization of deferred policy acquisition costs .............................           5,080           3,891
   Amortization of value of insurance in force acquired ..........................             828           1,297
   Other underwriting, acquisition and insurance expenses, net of deferrals ......          15,825          15,997
                                                                                      ------------    ------------
      Total underwriting, acquisition and insurance expenses .....................    $     24,691    $     24,196
                                                                                      ============    ============

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased 2.0% in the 2002 period to $24.7 million due principally to the addition of the NTL and American Equity business. Expenses from this additional business include commission and expense allowances totaling $0.9 million and amortization of deferred policy acquisition costs totaling $1.7 million. Partially offsetting these increases are (i) a $0.3 million reduction in amortization of deferred policy acquisition costs as a result of the impact of realized gains and losses on investments,
(ii) a $0.5 million decrease in the amortization of value of insurance in force acquired due primarily to a decrease in the profitability of the underlying business, (iii) a $0.2 million reduction in other underwriting expenses due to the discontinuation of the amortization of goodwill and (iv) a reduction in expenses as a result of the 100% coinsurance of our long-term disability income business during 2001.

FBL Financial Group, Inc.                                         March 31, 2002


INTEREST EXPENSE decreased 72.2% in the 2002 period to $0.2 million primarily due to a decrease in the average interest rate on our $40.0 million of variable-rate debt.

INCOME TAXES increased 65.8% to $7.7 million in the 2002 period compared to $4.6 million in the 2001 period. The effective tax rate for the 2002 period was 31.7% compared to 31.3% for the 2001 period. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

EQUITY INCOME (LOSS), NET OF RELATED INCOME TAXES, decreased to ($1.7) million in the 2002 period from $0.6 million in the 2001 period. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. Approximately $1.1 million of the equity loss in the 2002 period is attributable to one venture capital investment partnership. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income (loss) includes ($0.8) million in the 2002 period and $0.4 million in the 2001 period, representing our share of its net income (loss). See the "Other Assets" section following for additional information regarding the composition of our equity investees.

SEGMENT INFORMATION

Management utilizes financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding segment information. A discussion of our operating results, by segment, follows.

TRADITIONAL ANNUITY SEGMENT

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              -----------------------------
                                                                                  2002              2001
                                                                              ------------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ....................................    $        205     $        360
   Net investment income .................................................          39,022           29,520
   Derivative loss .......................................................            (906)            (126)
                                                                              ------------     ------------
                                                                                    38,321           29,754
Benefits and expenses ....................................................          32,351           25,706
                                                                              ------------     ------------
      Pre-tax operating income ...........................................    $      5,970     $      4,048
                                                                              ============     ============
OTHER DATA
Annuity premiums collected, net of reinsurance ...........................    $    237,405     $     24,974
Policy liabilities and accruals, end of period ...........................       2,316,435        1,480,707

Pre-tax operating income for the traditional annuity segment increased 47.5% in the 2002 period to $6.0 million. Revenues, benefits, expenses and the volume of business in force increased primarily due to the addition of the American Equity and NTL business. Premiums collected in the 2002 period totaled $189.5 million from American Equity and $1.1 million from NTL. Direct premiums collected increased 87.7% to $46.8 million in the 2002 period. Effective December 1, 2001, the crediting rate on our primary flexible premium deferred annuity contract decreased 15 basis points to 5.60%.

FBL Financial Group, Inc.                                         March 31, 2002


TRADITIONAL AND UNIVERSAL LIFE INSURANCE SEGMENT

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2002             2001
                                                                              ------------     ------------
                                                                                  (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ....................................    $     10,673    $      8,137
   Traditional life insurance premiums and other income ..................          29,463          27,838
   Net investment income .................................................          36,212          32,499
   Derivative income (loss) ..............................................             229            (518)
                                                                              ------------    ------------
                                                                                    76,577          67,956
Benefits and expenses ....................................................          61,454          56,764
                                                                              ------------    ------------
      Pre-tax operating income ...........................................    $     15,123    $     11,192
                                                                              ============    ============
OTHER DATA
Life premiums collected, net of reinsurance ..............................    $     42,677    $     38,848
Policy liabilities and accruals, end of period ...........................       1,900,334       1,630,338

Pre-tax operating income for the traditional and universal life insurance segment increased 35.1% to $15.1 million in the 2002 period. Revenues, benefits, expenses and pre-tax operating income increased due principally to the addition of the NTL business. In addition, death benefits, excluding the impact of NTL, decreased 13.9% to $13.2 million in the 2002 period. Effective December 1, 2001, the crediting rate on our primary universal life insurance contract decreased 25 basis points to 5.85%.

VARIABLE SEGMENT

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
                                                                                 (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
   Interest sensitive product charges ....................................    $      7,890    $      7,473
   Net investment income .................................................           2,848           2,385
   Other income ..........................................................             201             195
                                                                              ------------    ------------
                                                                                    10,939          10,053
Benefits and expenses ....................................................          10,221           9,043
                                                                              ------------    ------------
      Pre-tax operating income ...........................................    $        718    $      1,010
                                                                              ============    ============
OTHER DATA
Variable premiums collected, net of reinsurance and internal rollovers ...    $     32,447    $     24,592
Policy liabilities and accruals, end of period ...........................         157,137         126,757
Separate account assets, end of period ...................................         376,498         317,721

Pre-tax operating income for the variable segment decreased 28.9% in the 2002 period to $0.7 million. This decrease is attributable to an increase in death benefits in excess of related account values on variable universal life policies to $2.9 million in the first quarter of 2002 from $1.3 million in the 2001 period. The increase in death benefits was partially offset by an increase in interest sensitive product charges resulting from growth in the volume of business in force. The variable segment does not currently contribute significantly to our bottom line due to the fee income structure of these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows and the significant fixed costs of administering the business is spread over a larger block of policies.

FBL Financial Group, Inc.                                         March 31, 2002


CORPORATE AND OTHER SEGMENT

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              -----------------------------
                                                                                  2002             2001
                                                                              ------------     ------------
                                                                                 (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME (LOSS)
Operating revenues:
   Accident and health insurance premiums ................................    $         92     $      1,150
   Net investment income .................................................           1,455            2,296
   Derivative loss .......................................................            (105)            (164)
   Other income ..........................................................           4,258            4,065
                                                                              ------------     ------------
                                                                                     5,700            7,347
Benefits and expenses ....................................................           4,936            6,853
                                                                              ------------     ------------
                                                                                       764              494
Minority interest ........................................................          (1,246)          (1,215)
Equity income (loss), before tax .........................................          (2,638)             929
                                                                              ------------     ------------
      Pre-tax operating income (loss) ....................................    $     (3,120)    $        208
                                                                              ============     ============

Pre-tax operating income (loss) totaled ($3.1) million in the 2002 period and $0.2 million in the 2001 period. The loss in the first quarter of 2002 is due principally to losses from equity investees. See the equity income (loss) discussion above for additional information regarding these losses and the other assets discussion that follows for information regarding the underlying investments. The decrease in operating revenues and benefits and expenses is due primarily to the 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2001.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio increased 1.9% to $4,383.0 million at March 31, 2002 compared to $4,300.9 million at December 31, 2001. This increase is primarily the result of positive cash flow provided by operating activities and net cash received from interest sensitive and equity-indexed products. The impact of this positive cash flow is partially offset by net unrealized depreciation on fixed maturity securities during the 2002 quarter.

The mix of our direct life insurance and direct annuity business has been shifting from traditional and interest sensitive products to variable products. In addition, we have an exchange program for the rollover of universal life policies to variable universal life policies. We expect the shift to variable products to continue due to this program and the continued popularity of the variable products. A majority of premiums received on variable products are typically invested in our separate accounts as opposed to the general account investments. This trend is expected to impact the future growth rate of our investment portfolio and separate account assets.

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

FBL Financial Group, Inc.                                         March 31, 2002


Our investment portfolio is summarized in the table below:

                                                   MARCH 31, 2002                   DECEMBER 31, 2001
                                          -------------------------------    -------------------------------
                                          CARRYING VALUE       PERCENT       CARRYING VALUE      PERCENT
                                          --------------   --------------    --------------   --------------
                                                                (DOLLARS IN THOUSANDS)
Fixed maturities:
  Public ..............................   $    2,835,371             64.7%   $    2,773,290             64.5%
  144A private placement ..............          595,943             13.6           590,867             13.7
  Private placement ...................          271,680              6.2           271,993              6.3
                                          --------------   --------------    --------------   --------------
  Total fixed maturities ..............        3,702,994             84.5         3,636,150             84.5
Equity securities .....................           37,217              0.8            39,733              0.9
Mortgage loans on real estate .........          377,383              8.6           385,307              9.0
Investment real estate:
  Acquired for debt ...................            2,823              0.1             2,321              0.1
  Investment ..........................           16,945              0.4            17,735              0.4
Policy loans ..........................          180,519              4.1           181,054              4.2
Other long-term investments ...........            5,683              0.1             5,693              0.1
Short-term investments ................           59,417              1.4            32,863              0.8
                                          --------------   --------------    --------------   --------------
     Total investments ................   $    4,382,981            100.0%   $    4,300,856            100.0%
                                          ==============   ==============    ==============   ==============

As of March 31, 2002, 94.7% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio, which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2002, the investment in non-investment grade debt was 5.3% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                  FIXED MATURITY SECURITIES BY NAIC DESIGNATION

                                                                          MARCH 31, 2002
                                                                  -------------------------------
NAIC DESIGNATION            EQUIVALENT S&P RATINGS(1)             CARRYING VALUE       PERCENT
----------------  --------------------------------------------    --------------   --------------
                                                                       (DOLLARS IN THOUSANDS)
       1          (AAA, AA, A) ...............................    $    2,380,015            64.3%
       2          (BBB) ......................................         1,126,977            30.4
                                                                  --------------   --------------
                  Total investment grade .....................         3,506,992            94.7
       3          (BB) .......................................           127,722             3.4
       4          (B) ........................................            46,690             1.3
       5          (CCC, CC, C) ...............................            10,847             0.3
       6          In or near default .........................            10,743             0.3
                                                                  --------------   --------------
                  Total below investment grade ...............           196,002             5.3
                                                                  --------------   --------------
                  Total fixed maturities .....................    $    3,702,994           100.0%
                                                                  ==============   ==============

-------------
(1) The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.                                         March 31, 2002


The following tables contain amortized cost and market value information on fixed maturities and equity securities at March 31, 2002:

                                                                       GROSS            GROSS
                                                                    UNREALIZED        UNREALIZED          ESTIMATED
                                                AMORTIZED COST         GAINS            LOSSES          MARKET VALUE
                                                --------------    --------------    --------------     --------------
                                                                       (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies ..    $      107,629    $        1,787    $       (3,689)    $      105,727
    State, municipal and other governments .            95,248             2,014            (1,115)            96,147
    Public utilities .......................           144,420             3,167            (3,245)           144,342
    Corporate securities ...................         1,742,058            46,473           (37,024)         1,751,507
    Mortgage and asset-backed securities ...         1,543,073            22,145           (17,978)         1,547,240
Redeemable preferred stocks ................            58,357             1,551            (1,877)            58,031
                                                --------------    --------------    --------------     --------------
Total fixed maturities .....................    $    3,690,785    $       77,137    $      (64,928)    $    3,702,994
                                                ==============    ==============    ==============     ==============

Equity securities ..........................    $       38,020    $          674    $       (1,477)    $       37,217
                                                ==============    ==============    ==============     ==============

The carrying value and estimated market value of our portfolio of fixed maturity securities at March 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                       ESTIMATED
                                                                  AMORTIZED COST     MARKET VALUE
                                                                  --------------    --------------
                                                                       (DOLLARS IN THOUSANDS)
               Due in one year or less .......................    $       43,121    $       43,659
               Due after one year through five years .........           417,936           425,900
               Due after five years through ten years ........           606,254           610,220
               Due after ten years ...........................         1,022,044         1,017,944
                                                                  --------------    --------------
                                                                       2,089,355         2,097,723
               Mortgage and asset-backed securities ..........         1,543,073         1,547,240
               Redeemable preferred stocks ...................            58,357            58,031
                                                                  --------------    --------------
                                                                  $    3,690,785    $    3,702,994
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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and

FBL Financial Group, Inc.                                         March 31, 2002


more stable average lives, we invest in CMOs such as planned amortization class
(PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, we did acquire Z securities with a carrying value of $32.4 million at March 31, 2002 in connection with our acquisition of Kansas Farm Bureau Life on January 1, 2001. These securities generally tend to have more duration risk (risk the security's price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at March 31, 2002, summarized by type of security.

                                                                                                              PERCENT
                                                                                                              OF FIXED
                                                     AMORTIZED COST       PAR VALUE      CARRYING VALUE      MATURITIES
                                                     --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential ...................................    $      761,788    $      778,474    $      759,159              20.5%
   Pass through .................................           116,353           117,990           115,473               3.1
   Planned and targeted amortization class ......            92,430            92,058            93,451               2.5
   Other ........................................            44,812            46,115            45,774               1.3
                                                     --------------    --------------    --------------    --------------
Total residential mortgage-backed securities ....         1,015,383         1,034,637         1,013,857              27.4
Commercial mortgage-backed securities ...........           281,349           279,249           282,212               7.6
Other asset-backed securities ...................           246,341           247,219           251,171               6.8
                                                     --------------    --------------    --------------    --------------
Total mortgage and asset-backed securities ......    $    1,543,073    $    1,561,105    $    1,547,240              41.8%
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

At March 31, 2002, we held $377.4 million or 8.6% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 2002, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at March 31, 2002 include:
Pacific (27.4%) which includes California; and West South Central (21.2%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (43.5%) and retail facilities (33.3%) representing the largest holdings at March 31, 2002.

Our asset-liability management program includes (i) designing and developing products which encourage persistency and, as a result, create a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At March 31, 2002, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 8.7 years. Based on our utilization of the fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 5.1 as of March 31, 2002.

FBL Financial Group, Inc.                                         March 31, 2002


OTHER ASSETS

Cash and cash equivalents, which includes securities with a maturity date of three months or less when acquired, decreased 25.9% to $201.1 million at March 31, 2002. The relatively high cash and cash equivalent balance at March 31, 2002 and December 31, 2001 reflects the increased cash received in connection with the American Equity reinsurance agreement. We have chosen to maintain a high cash position during the first quarter of 2002 in reaction to the current low market interest rate environment. Deferred policy acquisition costs increased 11.0% to $399.9 million at March 31, 2002 due to the capitalization of costs incurred with new sales and to the impact of the change in unrealized appreciation on fixed maturity securities. Assets held in separate accounts increased 5.6%, to $376.5 million at March 31, 2002 due primarily to the transfer of net premiums to the separate accounts. At March 31, 2002, we had total assets of $5,707.5 million, a 1.4% increase from total assets at December 31, 2001.

The securities and indebtedness of related parties line on the balance sheet, which includes the investments that generate our equity income (loss), is comprised of the following:

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2002             2001
                                                                                     ------------     ------------
                                                                                         (DOLLARS IN THOUSANDS)
American Equity Investment Life Holding Company, common and preferred
   stock ........................................................................    $     28,538     $     29,883
Berthel Fisher and Company and affiliates .......................................           6,177            6,177
Venture capital investment partnerships (8 in 2002 and 2001) ....................           3,574            5,553
Real estate investment partnerships (7 in 2002 and 2001) ........................          15,805           15,556
Mortgage loans and other ........................................................           1,517            1,648
                                                                                     ------------     ------------
                                                                                           55,611           58,817
Proportionate share of net unrealized investment losses of equity investees .....         (11,135)          (1,036)
                                                                                     ------------     ------------
Securities and indebtedness of related parties ..................................    $     44,476     $     57,781
                                                                                     ============     ============

LIABILITIES AND REDEEMABLE PREFERRED STOCK

Policy liabilities and accruals and other policyholders' funds increased 6.1% to $4,441.0 million at March 31, 2002 primarily due to the addition of the American Equity business during the quarter and growth in the volume of business in force from our core distribution system. Deferred income taxes decreased 36.4% to $37.9 million at March 31, 2002 due primarily to a decrease in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities decreased 60.1% to $95.8 million at March 31, 2002 due principally to a $141.1 million decrease in payables for security purchases. At March 31, 2002, we had total liabilities of $4,991.9 million, a 2.2% increase from total liabilities at December 31, 2001.

Series C redeemable preferred stock increased 0.8% to $83.4 million at March 31, 2002 from $82.7 million at December 31, 2001. This increase represents the accretion of the discount on these securities. The Series C redeemable preferred stock was issued at an $11.6 million discount. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006.

STOCKHOLDERS' EQUITY

At March 31, 2002, common stockholders' equity was $532.1 million, or $19.34 per share, compared to $562.8 million, or $20.53 per share at December 31, 2001. Included in stockholders' equity per common share is ($0.08) at March 31, 2002 and $1.43 at December 31, 2001 attributable to net unrealized investment gains (losses) resulting from marking our fixed maturity securities to market value. The change in unrealized appreciation of fixed maturity and equity securities decreased stockholders' equity $41.5 million during the three months ended March 31, 2002, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

FBL Financial Group, Inc.                                         March 31, 2002


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

We may receive consideration during the period ending December 31, 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the 2001 period. We did not receive any settlements in 2002 as the loss ratio of Utah Insurance in 2001 was higher than the threshold loss ratio in the earn-out calculation.

We paid cash dividends on our common and preferred stock totaling $3.1 million in the 2002 and 2001 periods. It is anticipated quarterly cash dividend requirements for the remainder of 2002 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B preferred share, or approximately $9.4 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $3.8 million for the remainder of 2002.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources and borrowings, if needed, to fund the redemption of the Series C redeemable preferred stock in 2004 and 2006.

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2002, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $32.8 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2002, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $18.7 million at March 31, 2002.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits,

FBL Financial Group, Inc.                                         March 31, 2002


income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the three-month period ended March 31, 2002, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $219.9 million in the three months ended March 31, 2002 and $46.1 million in the three months ended March 31, 2001. Positive cash flow from operations is generally used to increase the insurance companies' fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a borrowing capacity of $78.9 million as of March 31, 2002. At March 31, 2002, Farm Bureau Life had borrowings outstanding of $40.0 million under this arrangement, leaving a borrowing capacity of $38.9 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.85% at March 31, 2002). Fixed maturity securities with a carrying value of $40.8 million are on deposit with the FHLB as collateral for the note.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2001, we had contractual obligations totaling $190.4 million with payments due as follows: less than one year - $32.9 million, one-to-three years - $92.4 million, four-to-five years - $4.8 million and after five years - $60.3 million. There have been no material changes to these contractual obligations since December 31, 2001.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2002, included $59.4 million of short-term investments, $201.1 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $444.5 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

FBL Financial Group, Inc.                                         March 31, 2002


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2002:

     None

FBL Financial Group, Inc.                                         March 31, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 8, 2002

                           FBL FINANCIAL GROUP, INC.



                           By /s/ William J. Oddy
                              --------------------------------------------------
                           William J. Oddy
                           Chief Executive Officer (Principal Executive Officer)


                           By /s/ James W. Noyce
                              --------------------------------------------------
                           James W. Noyce
                           Chief Financial Officer (Principal Financial and Accounting Officer)