Form 10-Q
period 2002-06-30
FBL FINANCIAL GROUP INC
filed 2002-08-07
CIK 1012771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                   --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,472,240 shares of Class A common stock and 1,192,990 shares of Class B common stock as of August 5, 2002.

ITEM 1. FINANCIAL STATEMENTS

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        JUNE 30,      DECEMBER 31,
                                                                                          2002            2001
                                                                                      ------------    ------------
ASSETS
Investments:
   Fixed maturities - available for sale, at market (amortized cost: 2002 -
     $4,060,770; 2001 - $3,560,988) ..............................................    $  4,167,581    $  3,636,150
   Equity securities, at market (cost: 2002 - $40,439; 2001 - $39,019) ...........          39,542          39,733
   Mortgage loans on real estate .................................................         403,573         385,307
   Investment real estate, less allowances for depreciation of $4,262 in 2002
     and $3,862 in 2001 ..........................................................          20,898          20,056
   Policy loans ..................................................................         180,653         181,054
   Other long-term investments ...................................................           5,674           5,693
   Short-term investments ........................................................          43,426          32,863
                                                                                      ------------    ------------
Total investments ................................................................       4,861,347       4,300,856

Cash and cash equivalents ........................................................         159,405         271,459
Securities and indebtedness of related parties ...................................          27,025          57,781
Accrued investment income ........................................................          53,769          51,207
Accounts and notes receivable ....................................................             267             235
Amounts receivable from affiliates ...............................................           1,784           3,504
Reinsurance recoverable ..........................................................          89,152         101,287
Deferred policy acquisition costs ................................................         421,488         360,156
Value of insurance in force acquired .............................................          51,223          50,129
Property and equipment, less allowances for depreciation of $49,057 in 2002
   and $48,413 in 2001 ...........................................................          37,223          40,385
Current income taxes recoverable .................................................          10,081              --
Goodwill .........................................................................          11,170          11,170
Other assets .....................................................................          37,943          24,572
Assets held in separate accounts .................................................         363,993         356,448






                                                                                      ------------    ------------
        Total assets .............................................................    $  6,125,870    $  5,629,189
                                                                                      ============    ============

                            FBL FINANCIAL GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2002            2001
                                                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits:
        Interest sensitive and equity-indexed products ........................    $  3,182,132    $  2,679,088
        Traditional life insurance and accident and health products ...........       1,084,104       1,063,930
        Unearned revenue reserve ..............................................          31,307          30,870
     Other policy claims and benefits .........................................          21,522          22,009
                                                                                   ------------    ------------
                                                                                      4,319,065       3,795,897
   Other policyholders' funds:
     Supplementary contracts without life contingencies .......................         296,079         261,554
     Advance premiums and other deposits ......................................         112,283         112,518
     Accrued dividends ........................................................          14,782          15,965
                                                                                   ------------    ------------
                                                                                        423,144         390,037

   Amounts payable to affiliates ..............................................             639             886
   Long-term debt .............................................................          40,000          40,000
   Current income taxes .......................................................              --             444
   Deferred income taxes ......................................................          59,434          59,634
   Other liabilities ..........................................................         159,273         240,228
   Liabilities related to separate accounts ...................................         363,993         356,448
                                                                                   ------------    ------------
        Total liabilities .....................................................       5,365,548       4,883,574

Commitments and contingencies

Minority interest in subsidiaries:
   Company-obligated mandatorily redeemable preferred stock
     of subsidiary trust ......................................................          97,000          97,000
   Other ......................................................................             162             131

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000
   shares .....................................................................          84,085          82,691

Stockholders' equity:
   Preferred stock, without par value, at liquidation value - authorized
     10,000,000 shares, issued and outstanding 5,000,000 Series B shares ......           3,000           3,000
   Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 26,461,536 shares in 2002 and 26,215,685 shares
     in 2001 ..................................................................          42,553          39,446
   Class B common stock, without par value - authorized 1,500,000 shares,
     issued and outstanding 1,192,990 shares ..................................           7,553           7,563
   Accumulated other comprehensive income .....................................          31,699          39,364
   Retained earnings ..........................................................         494,270         476,420
                                                                                   ------------    ------------
     Total stockholders' equity ...............................................         579,075         565,793
                                                                                   ------------    ------------
        Total liabilities and stockholders' equity ............................    $  6,125,870    $  5,629,189
                                                                                   ============    ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------    ----------------------------
                                                                    2002            2001            2002           2001
                                                                ------------    ------------    ------------    ------------
Revenues:
    Interest sensitive product charges ......................   $     19,608    $     17,550    $     38,380    $     33,517
    Traditional life insurance premiums .....................         33,677          31,024          63,140          58,862
    Accident and health premiums ............................            178           1,072             270           2,222
    Net investment income ...................................         82,977          71,116         162,514         137,816
    Derivative loss .........................................         (8,655)            (58)         (9,437)           (866)
    Realized gains (losses) on investments ..................         (5,823)            253          (3,577)         (1,269)
    Other income ............................................          4,338           4,115           8,797           8,375
                                                                ------------    ------------    ------------    ------------
       Total revenues .......................................        126,300         125,072         260,087         238,657
Benefits and expenses:
    Interest sensitive product benefits .....................         42,958          40,830          91,226          78,684
    Traditional life insurance and accident and health
       benefits .............................................         19,286          20,838          36,668          41,357
    Increase in traditional life and accident and health
       future policy benefits ...............................         11,659           8,065          19,504          12,832
    Distributions to participating policyholders ............          7,696           7,595          15,667          14,500
    Underwriting, acquisition and insurance expenses ........         23,681          24,527          48,372          48,723
    Interest expense ........................................            181             457             358           1,094
    Other expenses ..........................................          2,824           2,672           6,100           6,588
                                                                ------------    ------------    ------------    ------------
       Total benefits and expenses ..........................        108,285         104,984         217,895         203,778
                                                                ------------    ------------    ------------    ------------
                                                                      18,015          20,088          42,192          34,879
Income taxes ................................................         (5,450)         (5,928)        (13,121)        (10,554)
Minority interest in earnings of subsidiaries:
    Dividends on company-obligated mandatorily
       redeemable preferred stock of subsidiary trust .......         (1,212)         (1,212)         (2,425)         (2,425)
    Other ...................................................            (62)            (54)            (95)            (56)
Equity income (loss), net of related income taxes ...........            679            (630)         (1,036)            (26)
                                                                ------------    ------------    ------------    ------------
Income before cumulative effect of change in
    accounting principle ....................................         11,970          12,264          25,515          21,818
Cumulative effect of change in accounting for
    derivative instruments ..................................             --              --              --             344
                                                                ------------    ------------    ------------    ------------
Net income ..................................................         11,970          12,264          25,515          22,162
Dividend on Series B and C preferred stock ..................         (1,080)         (1,046)         (2,151)         (2,085)
                                                                ------------    ------------    ------------    ------------
Net income applicable to common stock .......................   $     10,890    $     11,218    $     23,364    $     20,077
                                                                ============    ============    ============    ============

Earnings per common share:
    Income before accounting change .........................   $       0.39    $       0.41    $       0.85    $       0.72
    Cumulative effect of change in accounting for
       derivative instruments ...............................             --              --              --            0.01
                                                                ------------    ------------    ------------    ------------
    Earnings per common share ...............................   $       0.39    $       0.41    $       0.85    $       0.73
                                                                ============    ============    ============    ============

Earnings per common share - assuming dilution:
    Income before accounting change .........................   $       0.39    $       0.40    $       0.83    $       0.71
    Cumulative effect of change in accounting for
       derivative instruments ...............................             --              --              --            0.01
                                                                ------------    ------------    ------------    ------------
    Earnings per common share - assuming dilution ...........   $       0.39    $       0.40    $       0.83    $       0.72
                                                                ============    ============    ============    ============
 Cash dividends per common share ............................   $       0.10    $       0.10    $       0.20    $       0.20
                                                                ============    ============    ============    ============

                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                             SERIES B      CLASS A       CLASS B          OTHER                         TOTAL
                                            PREFERRED      COMMON        COMMON       COMPREHENSIVE    RETAINED     STOCKHOLDERS'
                                              STOCK         STOCK         STOCK       INCOME (LOSS)    EARNINGS         EQUITY
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balance at January 1, 2001 .............  $      3,000  $     37,769   $      7,563   $    (22,445)  $    450,916   $    476,803
 Comprehensive income:
   Net income for six months ended
     June 30, 2001 .....................            --            --             --             --         22,162         22,162
   Cumulative effect of change in
     accounting for derivative
     instruments .......................            --            --             --          2,406             --          2,406
   Change in net unrealized
     investment gains/losses ...........            --            --             --         37,178             --         37,178
                                                                                                                    ------------
 Total comprehensive income ............                                                                                  61,746
 Issuance of 63,642 shares of
   common stock under compensation
   and stock option plans, including
   related income tax benefit ..........            --           691             --             --             --            691
 Adjustment resulting from capital
   transactions of equity investee .....            --             5              1             --             --              6
 Dividends on preferred stock ..........            --            --             --             --         (2,085)        (2,085)
 Dividends on common stock .............            --            --             --             --         (5,473)        (5,473)
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2001 ...............  $      3,000  $     38,465   $      7,564   $     17,139   $    465,520   $    531,688
                                          ============  ============   ============   ============   ============   ============

Balance at January 1, 2002 .............  $      3,000  $     39,446   $      7,563   $     39,364   $    476,420   $    565,793
 Comprehensive income (loss):
   Net income for six months ended
     June 30, 2002 .....................            --            --             --             --         25,515         25,515
   Change in net unrealized
     investment gains/losses ...........            --            --             --         (7,665)            --         (7,665)
                                                                                                                    ------------
 Total comprehensive income ............                                                                                  17,850
 Issuance of 245,851 shares of
   common stock under compensation
   and stock option plans, including
   related income tax benefit ..........            --         3,162             --             --             --          3,162
 Adjustment resulting from capital
   transactions of equity investee .....            --           (55)           (10)            --             --            (65)
 Dividends on preferred stock ..........            --            --             --             --         (2,151)        (2,151)
 Dividends on common stock .............            --            --             --             --         (5,514)        (5,514)
                                          ------------  ------------   ------------   ------------   ------------   ------------
Balance at June 30, 2002 ...............  $      3,000  $     42,553   $      7,553   $     31,699   $    494,270   $    579,075
                                          ============  ============   ============   ============   ============   ============

Comprehensive income totaled $45.8 million in the second quarter of 2002 and $7.8 million in the second quarter of 2001.


                             See accompanying notes.

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                           -----------------------------
                                                                                               2002             2001
                                                                                           ------------     ------------
OPERATING ACTIVITIES
Net income ............................................................................    $     25,515     $     22,162
Adjustments to reconcile net income to net cash provided by operating activities:
    Adjustments related to interest sensitive products:
       Interest credited to account balances, excluding bonus interest ................          76,454           66,533
       Charges for mortality and administration .......................................         (37,428)         (32,688)
       Deferral of unearned revenues ..................................................           1,221            1,227
       Amortization of unearned revenue reserve .......................................            (728)            (772)
    Provision for depreciation and amortization .......................................           1,603            7,899
    Equity loss .......................................................................           1,036               26
    Realized losses on investments ....................................................           3,577            1,269
    Increase in traditional life and accident and health benefit accruals .............          19,504           12,832
    Policy acquisition costs deferred .................................................         (78,207)         (21,666)
    Amortization of deferred policy acquisition costs .................................          10,403            8,352
    Provision for deferred income taxes ...............................................           3,956            3,277
    Other .............................................................................             127           14,980
                                                                                           ------------     ------------
Net cash provided by operating activities .............................................          27,033           83,431

INVESTING ACTIVITIES
Sale, maturity or repayment of investments:
    Fixed maturities - available for sale .............................................         400,714          277,420
    Equity securities .................................................................           4,387            6,349
    Mortgage loans on real estate .....................................................          39,597           16,152
    Investment real estate ............................................................              --            1,528
    Policy loans ......................................................................          22,145           20,947
    Other long-term investments .......................................................             501               86
    Short-term investments - net ......................................................              --           78,639
                                                                                           ------------     ------------
                                                                                                467,344          401,121
Acquisition of investments:
    Fixed maturities - available for sale .............................................        (997,185)        (315,217)
    Equity securities .................................................................              --           (6,392)
    Mortgage loans on real estate .....................................................         (57,869)         (22,903)
    Investment real estate ............................................................          (1,331)              --
    Policy loans ......................................................................         (21,744)         (22,220)
    Other long-term investments .......................................................            (506)          (1,252)
    Short-term investments - net ......................................................         (10,563)              --
                                                                                           ------------     ------------
                                                                                             (1,089,198)        (367,984)
Proceeds from disposal, repayments of advances and other distributions from
    equity investees ..................................................................           1,901            6,130
Investments in and advances to equity investees .......................................              --           (1,102)
Net proceeds from sale of discontinued operations .....................................              --            2,000
Net cash received in acquisition ......................................................              --            3,202
Net purchases of property and equipment and other .....................................          (2,171)          (2,621)
                                                                                           ------------     ------------
Net cash provided by (used in) investing activities ...................................        (622,124)          40,746

                            FBL FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                           -----------------------------
                                                                                               2002             2001
                                                                                           ------------     ------------
FINANCING ACTIVITIES
Receipts from interest sensitive, equity-indexed and variable products credited to
    policyholder account balances .....................................................    $    647,688     $    151,029
Return of policyholder account balances on interest sensitive, equity-indexed and
    variable products .................................................................        (158,578)        (148,923)
Distributions on company-obligated mandatorily redeemable preferred stock of
    subsidiary trust ..................................................................          (2,425)          (2,425)
Other distributions related to minority interests - net ...............................             (64)             (24)
Issuance of common stock ..............................................................           2,687              608
Dividends paid ........................................................................          (6,271)          (6,232)
                                                                                           ------------     ------------
Net cash provided by (used in) financing activities ...................................         483,037           (5,967)
                                                                                           ------------     ------------
Increase (decrease) in cash and cash equivalents ......................................        (112,054)         118,210
Cash and cash equivalents at beginning of period ......................................         271,459            3,099
                                                                                           ------------     ------------
Cash and cash equivalents at end of period ............................................    $    159,405     $    121,309
                                                                                           ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest ..........................................................................    $        361     $      1,034
    Income taxes ......................................................................          18,657            4,962
Non-cash operating activity:
    Deferral of bonus interest credited to account balances ...........................           9,131               --

                             See accompanying notes.

FBL Financial Group, Inc.                                          June 30, 2002


                            FBL FINANCIAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2001 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

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

Goodwill totaled $17.0 million at June 30, 2002 and December 31, 2001, consisting of $11.2 million separately identified on the consolidated balance sheets and $5.8 million in equity method goodwill included in the securities and indebtedness of related parties line on the balance sheets. On a pro forma basis without goodwill amortization, net income applicable to common stock for the second quarter of 2001 would have been $11.5 million ($0.42 per share - basic and $0.41 per share - assuming dilution) and for the six months ended June 30, 2001 would have been $20.6 million ($0.75 per share - basic and $0.74 - assuming dilution).

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

FBL Financial Group, Inc.                                          June 30, 2002


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

Net unrealized investment gains on equity securities and fixed maturity securities classified as available for sale and recorded directly to stockholders' equity were comprised of the following:

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2002             2001
                                                                                     ------------     ------------
                                                                                         (DOLLARS IN THOUSANDS)
Unrealized appreciation on fixed maturity and equity securities available for
    sale ........................................................................    $    105,914     $     75,876
Adjustments for assumed changes in amortization pattern of:
    Deferred policy acquisition costs ...........................................         (21,164)          (5,561)
    Value of insurance in force acquired ........................................          (7,928)          (8,954)
    Unearned revenue reserve ....................................................             313              257
Provision for deferred income taxes .............................................         (26,997)         (21,566)
                                                                                     ------------     ------------
                                                                                           50,138           40,052
Proportionate share of net unrealized investment losses of equity investees .....         (18,439)            (688)
                                                                                     ------------     ------------
Net unrealized investment gains .................................................    $     31,699     $     39,364
                                                                                     ============     ============

4.       CREDIT ARRANGEMENTS

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at June 30, 2002 and at December 31, 2001. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.79% at June 30, 2002 and 1.85% at December 31, 2001). Fixed maturity securities with a carrying value of $41.2 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $36.9 million on the line of credit from the FHLB at June 30, 2002 with appropriate increased collateral deposits.

5.       CONTINGENCIES

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or certain other agreements. At June 30, 2002, management is not aware of any claims for which a material loss is reasonably possible.

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

Through July 1, 2002, we participated with various unaffiliated life insurance companies in a reinsurance pool to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool shared in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we were able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event. We have a liability totaling $1.6 million at June 30, 2002 and December 31, 2001 for anticipated losses from this pool resulting from the terrorist acts on September 11, 2001. We no longer participate in this pool due to structural changes in the pool, including an increase in the cap on losses.

FBL Financial Group, Inc.                                          June 30, 2002


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

On March 31, 1998, we sold our wholly-owned subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). We may earn additional consideration during 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for 2002 as such amounts, if any, cannot be reasonably estimated as of June 30, 2002. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

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

Information relating to stock option grants during the six months ended June 30, 2002 is as follows:

                                                                 NUMBER OF
                                                                 SECURITIES    WEIGHTED-AVERAGE
                                                                 UNDERLYING     EXERCISE PRICE
                                                               OPTIONS GRANTED     PER SHARE
                                                               ---------------  --------------
William J. Oddy, Chief Executive Officer ...................          30,078    $      17.97
Stephen M. Morain, Senior Vice President and General
    Counsel ................................................          17,183           17.97
James W. Noyce, Chief Financial Officer ....................          19,844           17.97
Timothy J. Hoffman, Chief Administrative Officer ...........          16,745           17.97
John M. Paule, Chief Marketing Officer .....................          11,118           17.97
Non-employee members of the Board of Directors .............          18,000           17.98
Officers, employees and other ..............................         310,790           17.98
                                                                ------------
     Total .................................................         423,758           17.98
                                                                ============

FBL Financial Group, Inc.                                          June 30, 2002


7.       EARNINGS PER SHARE

The following table sets forth the computation of earnings per common share and earnings per common share - assuming dilution:

                                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------     -----------------------------
                                                                2002             2001             2002             2001
                                                            ------------     ------------     ------------     ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
    Income before accounting change ....................    $     11,970     $     12,264     $     25,515     $     21,818
    Cumulative  effect of change in accounting  for
           derivative instruments ......................              --               --               --              344
                                                            ------------     ------------     ------------     ------------
    Net income .........................................          11,970           12,264           25,515           22,162
    Dividends on Series B and C preferred stock ........          (1,080)          (1,046)          (2,151)          (2,085)
                                                            ------------     ------------     ------------     ------------
       Numerator for earnings per common
           share-income available to common
           stockholders ................................    $     10,890     $     11,218     $     23,364     $     20,077
                                                            ============     ============     ============     ============

Denominator:
    Weighted average shares ............................      27,585,372       27,357,101       27,524,325       27,337,353
    Deferred common stock units related to
       directors compensation plan .....................          14,443           10,675           13,960           10,208
                                                            ------------     ------------     ------------     ------------
       Denominator for earnings per common
           share - weighted-average shares .............      27,599,815       27,367,776       27,538,285       27,347,561
    Effect of dilutive  securities - employee stock
       options .........................................         625,877          460,771          571,231          435,534
                                                            ------------     ------------     ------------     ------------
       Denominator for diluted earnings per
           common share - adjusted weighted-
           average shares ..............................      28,225,692       27,828,547       28,109,516       27,783,095
                                                            ============     ============     ============     ============

Earnings per common share:
    Income before accounting change ....................    $       0.39     $       0.41     $       0.85     $       0.72
    Cumulative effect of change in accounting for
       derivative instruments ..........................              --               --               --             0.01
                                                            ------------     ------------     ------------     ------------
    Earnings per common share ..........................            0.39             0.41             0.85             0.73
                                                            ============     ============     ============     ============

Earnings per common share - assuming dilution:
    Income before accounting change ....................    $       0.39     $       0.40     $       0.83     $       0.71
    Cumulative effect of change in accounting for
       derivative instruments ..........................              --               --               --             0.01
                                                            ------------     ------------     ------------     ------------
    Earnings per common share ..........................    $       0.39     $       0.40     $       0.83     $       0.72
                                                            ============     ============     ============     ============

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

FBL Financial Group, Inc.                                          June 30, 2002


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

FBL Financial Group, Inc.                                          June 30, 2002


Financial information concerning our operating segments is as follows.

                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Operating revenues:
   Traditional annuity ..........................   $     34,778    $     31,317    $     73,099    $     61,071
   Traditional and universal life ...............         80,225          75,982         156,802         143,938
   Variable .....................................         11,633          10,475          22,572          20,528
   Corporate and other ..........................          5,487           7,103          11,187          14,450
                                                    ------------    ------------    ------------    ------------
                                                         132,123         124,877         263,660         239,987
Realized gains (losses) on investments (A) ......         (5,823)            195          (3,573)         (1,330)
                                                    ------------    ------------    ------------    ------------
   Consolidated revenues ........................   $    126,300    $    125,072    $    260,087    $    238,657
                                                    ============    ============    ============    ============

Pre-tax operating income (loss) from continuing
   operations:
   Traditional annuity ..........................   $      5,602    $      5,544    $     11,572    $      9,592
   Traditional and universal life ...............         13,250          12,102          28,373          23,294
   Variable .....................................          1,872             935           2,590           1,945
   Corporate and other ..........................            855            (923)         (2,265)           (715)
                                                    ------------    ------------    ------------    ------------
                                                          21,579          17,658          40,270          34,116
   Income taxes on operating income .............         (7,144)         (5,523)        (13,331)        (11,158)
   Realized gains (losses) on investments,
     net (A) ....................................         (2,465)            129          (1,424)         (1,140)
                                                    ------------    ------------    ------------    ------------
     Consolidated income from continuing
         operations .............................   $     11,970    $     12,264    $     25,515    $     21,818
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

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill for June 30, 2002 and December 31, 2001 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million), variable ($1.2 million) and corporate and other ($5.8 million).

FBL Financial Group, Inc.                                          June 30, 2002


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

SIGNIFICANT TRANSACTIONS IMPACTING THE COMPARABILITY OF RESULTS

During 2001, we entered into a coinsurance agreement with American Equity Investment Life Insurance Company (American Equity) whereby we assumed 70% of certain fixed and equity-indexed annuity business written by American Equity from August 1, 2001 to December 31, 2001. The agreement also provides for reinsuring 40% of certain new business written by American Equity during 2002 and 2003. This agreement was accounted for as the reinsurance of an in force block of business as of October 1, 2001, and the regular coinsurance of the business written thereafter. Reserves transferred to us in connection with the assumption of the in force block of business totaled $138.7 million on October 1, 2001. Collected premiums assumed as a result of this agreement totaled $424.5 million for the six months ended June 30, 2002 and $280.0 million for the fourth quarter of 2001.

Effective May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL's traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL's traditional life, universal life and annuity business issued subsequent to May 1, 2001. Assets acquired on May 1, 2001 in connection with this transaction totaled $337.2 million. Collected premiums assumed as a result of this agreement totaled $10.4 million for the six months ended June 30, 2002 compared to $3.4 million for the respective period in 2001.

Revenues and expenses for the three and six months ended June 30, 2002 increased compared to the respective periods in 2001 as a result of the American Equity and NTL transactions. Operating income increased approximately $1.2 million, or $0.04 per common share, during the second quarter of 2002 and $2.7 million, or $0.10 per common share, during the six months ended June 30, 2002 as a result of this new business. For the second quarter of 2001, operating income increased approximately $0.4 million, or $0.01 per common share, as a result of the NTL transaction.

Consistent with our objective to exit the disability income line of business, effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure the individual disability income business acquired through the acquisition of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau
Life) on January 1, 2001. Revenues and expenses for the 2002 period decreased compared to the 2001 period as a result of this reinsurance agreement. The underlying disability income business did not have a material impact on our 2001 net operating results.

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

FBL Financial Group, Inc.                                          June 30, 2002


THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

NET INCOME applicable to common stock decreased 2.9% in the second quarter of 2002 to $10.9 million and increased 16.4% in the six months ended June 30, 2002 to $23.4 million. Operating income applicable to common stock increased 20.4% in the second quarter of 2002 to $13.4 million and 18.8% in the six months ended June 30, 2002 to $24.8 million. Net income for the six months and operating income for the second quarter and six months increased due to the positive impact of the American Equity and NTL transactions and slightly improved mortality experience on our direct business. Operating income in the second quarter of 2002 also benefited from an increase in equity income. Net income for the second quarter decreased due principally to an increase in realized losses on investments, partially offset by the impact of the American Equity and NTL transactions, improved mortality experience and the increase in equity income.

The following is a reconciliation of net income to operating income.

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ----------------------------     ----------------------------
                                                   2002            2001            2002             2001
                                               ------------    ------------     ------------    ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income applicable to common stock .....    $     10,890    $     11,218     $     23,364    $     20,077
Adjustments:
    Net realized losses (gains) on
       investments ........................           2,465            (129)           1,424           1,140
    Cumulative effect of change in
       accounting for derivative
       instruments ........................              --              --               --            (344)
                                               ------------    ------------     ------------    ------------
Operating income applicable to common
    stock .................................    $     13,355    $     11,089     $     24,788    $     20,873
                                               ============    ============     ============    ============
Earnings per common share - assuming
    dilution ..............................    $       0.39    $       0.40     $       0.83    $       0.72
                                               ============    ============     ============    ============
Operating income per common share -
    assuming dilution .....................    $       0.47    $       0.40     $       0.88    $       0.75
                                               ============    ============     ============    ============

A summary of our premiums and product charges is as follows:

                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
                                                                       (DOLLARS IN THOUSANDS)
Premiums and product charges:
    Interest sensitive product charges .........    $     19,608    $     17,550    $     38,380    $     33,517
    Traditional life insurance premiums ........          33,677          31,024          63,140          58,862
    Accident and health premiums ...............             178           1,072             270           2,222
                                                    ------------    ------------    ------------    ------------
       Total premiums and product charges ......    $     53,463    $     49,646    $    101,790    $     94,601
                                                    ============    ============    ============    ============

PREMIUMS AND PRODUCT CHARGES increased 7.7% in the second quarter to $53.5 million and 7.6% in the six months ended June 30, 2002 to $101.8 million. These increases are due primarily to the addition of the NTL and American Equity business. Revenues from the NTL business in the six-month periods included interest sensitive product charges of $5.0 million in 2002 and $1.8 million in 2001, and traditional life insurance premiums of $2.4 million in 2002 and $0.9 million in 2001. Revenues in the six-month period of 2002 from the American Equity business included interest product charges of $0.4 million. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Mortality and expense charge fee income increased 8.9% in the six-month period to $2.0 million due to an increase in separate account assets. Accident and health premiums decreased as a result of the 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2001.

FBL Financial Group, Inc.                                          June 30, 2002


NET INVESTMENT INCOME, which excludes investment income on separate account assets relating to variable products, increased 16.7% in the second quarter of 2002 to $83.0 million and 17.9% in the six months ended June 30, 2002 to $162.5 million due to an increase in average invested assets. Average invested assets in the six-month period of 2002 increased 24.5% to $4,562.1 million (based on securities at amortized cost) due primarily to the cash and investments acquired with the NTL and American Equity transactions. The annualized yield earned on average invested assets decreased to 7.25% in the six months ended June 30, 2002 from 7.61% in the respective 2001 period due principally to a decrease in market interest rates and a decrease in fee income from bond calls and mortgage loan prepayments. Fee income from bond calls and mortgage loan prepayments totaled $0.3 million in the six months ended June 30, 2002 compared to $3.1 million in the respective period in 2001.

DERIVATIVE LOSS totaled $8.7 million in the second quarter of 2002 compared to $0.1 million in the second quarter of 2001. For the six months ended June 30, 2002, derivative loss totaled $9.4 million compared to $0.9 million in the 2001 period. Our derivative loss consists of unrealized gains and losses on the value of the conversion feature embedded in convertible fixed maturity securities and on the value of call options used to fund returns on our equity-indexed annuity contracts assumed from American Equity. The increases in derivative loss are due to the increase in equity-indexed business assumed from American Equity and a decline in the value of the related call options resulting from a general decline in the equity markets during 2002. The derivative loss on call options is partially offset by decreases in the value of the embedded derivatives in the underlying equity-indexed contracts. Changes in the value of these embedded derivatives are recorded as a component of interest sensitive product benefits. Derivative loss will fluctuate based on market conditions and could result in income or loss.

REALIZED GAINS (LOSSES) ON INVESTMENTS totaled ($5.8) million in the second quarter of 2002 compared to $0.3 million in the second quarter of 2001. For the six months ended June 30, 2002, realized losses increased 181.9% to $3.6 million. Realized gains (losses) during the six month periods include writedowns of investments that became other-than-temporarily impaired totaling $14.0 million in 2002 and $4.5 million in 2001. These writedowns are the result of the issuers of the securities having deteriorating operating trends, alleged corporate fraud, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective periods. Approximately $8.5 million of the realized losses in the second quarter of 2002 were from securities issued by or affiliated with WorldCom Inc., including $1.9 million of losses assumed from a variable alliance partner. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

OTHER INCOME and OTHER EXPENSES include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------    ----------------------------
                                                                2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
Policy benefits:
    Interest sensitive product benefits ................    $     42,958    $     40,830    $     91,226    $     78,684
    Traditional life insurance and accident and health
       benefits ........................................          19,286          20,838          36,668          41,357
    Increase in traditional and accident and health
       future policy benefits ..........................          11,659           8,065          19,504          12,832
    Distributions to participating policyholders .......           7,696           7,595          15,667          14,500
                                                            ------------    ------------    ------------    ------------
       Total ...........................................    $     81,599    $     77,328    $    163,065    $    147,373
                                                            ============    ============    ============    ============

POLICY BENEFITS increased 5.5% in the second quarter of 2002 to $81.6 million and 10.6% in the six months ended June 30, 2002 to $163.1 million. These increases are due primarily to the addition of the NTL and American Equity business. Benefits incurred from this additional business for the six months ended June 30, included interest sensitive product benefits of $13.8 million for 2002 and $3.7 million for 2001, traditional life insurance benefits, including

FBL Financial Group, Inc.                                          June 30, 2002


change in reserves, of $2.5 million for 2002 and $0.8 million for 2001 and distributions to participating policyholders of $0.6 million for 2002 and $0.2 million for 2001. Partially offsetting these increases was a decrease in death benefits on our direct business and the impact of a reduction in the interest crediting rates on many of our products. Crediting rates were decreased 15 basis points effective December 1, 2001 and 20 basis points effective June 1, 2002 to 5.40% on our primary fixed annuity product. Crediting rates were decreased 25 basis points effective December 1, 2001 and 15 basis points effective June 1, 2002 to 5.70% on our primary universal life insurance product. Other crediting rate decreases were made as of January 1, 2002 and October 1, 2001 on products formerly issued by Kansas Farm Bureau Life. These crediting rate changes were made in response to a declining investment portfolio yield. Accident and health benefits decreased as a result of the 100% coinsurance of our long-term disability income business during 2001. Changes in the value of the embedded derivatives included in the equity-indexed annuity contracts resulted in a decrease in the reserve for interest sensitive products totaling $4.6 million for the second quarter of 2002 and $3.7 million for the six months ended June 30, 2002. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality experience.

A summary of the underwriting, acquisition and insurance expenses is as follows:


                                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           -----------------------------    -----------------------------
                                                               2002              2001           2002             2001
                                                           ------------     ------------    ------------     ------------
                                                                               (DOLLARS IN THOUSANDS)
Underwriting, acquisition and insurance expenses:
    Commission expense, net of deferrals ..............    $      3,241     $      2,910    $      6,199     $      5,921
    Amortization of deferred policy acquisition costs .           5,323            4,461          10,403            8,352
    Amortization of value of insurance in force
       acquired .......................................            (896)           1,014             (68)           2,311
    Other underwriting, acquisition and insurance
       expenses, net of deferrals .....................          16,013           16,142          31,838           32,139
                                                           ------------     ------------    ------------     ------------
       Total ..........................................    $     23,681     $     24,527    $     48,372     $     48,723
                                                           ============     ============    ============     ============

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES decreased 3.4% in the second quarter of 2002 to $23.7 million and 0.7% in the six months ended June 30, 2002 to $48.4 million. The decrease for the six-month period is due to (i) a $2.4 million decrease in amortization of value of insurance in force acquired resulting principally from the impact of realized losses on investments backing the related policyholder liabilities, (ii) a $0.4 million reduction in other underwriting expenses due to the discontinuation of the amortization of goodwill and (iii) a reduction in expenses as a result of the 100% coinsurance of our long-term disability income business during 2001. These decreases are partially offset by an increase in expenses due to the addition of the NTL and American Equity business. Expenses from this additional business for the six months ended June 30 include commission and expense allowances totaling $1.9 million for 2002 compared to $0.5 million for 2001 and amortization of deferred policy acquisition costs totaling $3.0 million for 2002 compared to $0.4 million for 2001.

INTEREST EXPENSE decreased 60.4% in the second quarter of 2002 to $0.2 million and 67.3% in the six months ended June 30, 2002 to $0.4 million primarily due to a decrease in the average interest rate on our $40.0 million of variable-rate debt.

INCOME TAXES decreased 8.1% in the second quarter of 2002 to $5.5 million and increased 24.3% in the six months ended June 30, 2002 to $13.1 million. The effective tax rate for the six months ended June 30, 2002 was 31.1% compared to 30.3% for the respective 2001 period. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

EQUITY INCOME (LOSS), NET OF RELATED INCOME TAXES, increased in the second quarter to $0.7 million in 2002 from ($0.6) million in 2001. Equity loss for the six-month periods totaled $1.0 million in 2002 and was less than $0.1 million in 2001. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture

FBL Financial Group, Inc.                                          June 30, 2002


capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. The losses in the six-month periods and second quarter of 2001 are due principally to two venture capital investment partnerships. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income (loss) for the second quarter includes $0.7 million in 2002 and ($0.1) million in 2001, representing our share of its net income (loss). Our share of American Equity Investment Life Holding Company income (loss) for the six-month periods totaled ($0.1) million in 2002 and $0.2 million in 2001. See the "Other Assets" section following for additional information regarding the composition of our equity investees.

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

TRADITIONAL ANNUITY SEGMENT

                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------    -----------------------------
                                                           2002             2001            2002             2001
                                                       ------------     ------------    ------------     ------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
    Interest sensitive product charges ............    $        213     $        179    $        418     $        539
    Net investment income .........................          42,865           31,109          81,887           60,629
    Derivative income (loss) ......................          (8,300)              29          (9,206)             (97)
                                                       ------------     ------------    ------------     ------------
                                                             34,778           31,317          73,099           61,071
Benefits and expenses .............................          29,176           25,773          61,527           51,479
                                                       ------------     ------------    ------------     ------------
       Pre-tax operating income ...................    $      5,602     $      5,544    $     11,572     $      9,592
                                                       ============     ============    ============     ============
OTHER DATA
Annuity premiums collected, net of reinsurance ....    $    288,099     $     25,863    $    525,504     $     50,837
Policy liabilities and accruals, end of period ....                                        2,594,996        1,597,305

Pre-tax operating income for the traditional annuity segment increased 1.0% in the second quarter of 2002 to $5.6 million and 20.6% in the six months ended June 30, 2002 to $11.6 million. Revenues, benefits, expenses and the volume of business in force increased primarily due to the addition of the American Equity and NTL business. Premiums collected in the six-month period of 2002, totaled $424.5 million from American Equity and $2.3 million from NTL. Collected premiums from NTL totaled $0.4 million in the first six months of 2001. Direct premiums collected increased 103.6% in the second quarter of 2002 to $51.9 million and 95.7% in the six months ended June 30, 2002 to $98.8 million. As noted in the policy benefits discussion above, we decreased crediting rates on our primary annuity contract effective June 1, 2002 and December 1, 2001 in response to a decline in our investment portfolio yield.

FBL Financial Group, Inc.                                          June 30, 2002


TRADITIONAL AND UNIVERSAL LIFE INSURANCE SEGMENT

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2002             2001             2002             2001
                                                       ------------     ------------     ------------     ------------
                                                                            (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
    Interest sensitive product charges ............    $     10,716     $      9,669     $     21,389     $     17,806
    Traditional life insurance premiums and other
       income .....................................          33,677           31,024           63,140           58,862
    Net investment income .........................          36,179           35,590           72,391           68,089
    Derivative loss ...............................            (347)            (301)            (118)            (819)
                                                       ------------     ------------     ------------     ------------
                                                             80,225           75,982          156,802          143,938
Benefits and expenses .............................          66,975           63,880          128,429          120,644
                                                       ------------     ------------     ------------     ------------
       Pre-tax operating income ...................    $     13,250     $     12,102     $     28,373     $     23,294
                                                       ============     ============     ============     ============
OTHER DATA
Life premiums collected, net of reinsurance .......    $     47,140     $     43,194     $     89,817     $     82,042
Policy liabilities and accruals, end of period ....                                         1,917,140        1,869,821

Pre-tax operating income for the traditional and universal life insurance segment increased 9.5% in the second quarter of 2002 to $13.3 million and 21.8% in the six months ended June 30, 2002 to $28.4 million . Revenues, benefits, expenses and pre-tax operating income increased due principally to the addition of the NTL business. Death benefits, excluding the impact of NTL, increased 4.0% in the second quarter of 2002 to $13.1 million and decreased 5.4% in the six months ended June 30, 2002 to $26.3 million. As noted in the policy benefits discussion above, we decreased crediting rates on our primary universal life product effective June 1, 2002 and December 1, 2001 in response to a decline in our investment portfolio yield.

VARIABLE SEGMENT

                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002             2001
                                                        ------------    ------------    ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME
Operating revenues:
    Interest sensitive product charges .............    $      8,679    $      7,760    $     16,569    $     15,233
    Net investment income ..........................           2,736           2,505           5,584           4,890
    Other income ...................................             218             210             419             405
                                                        ------------    ------------    ------------    ------------
                                                              11,633          10,475          22,572          20,528
Benefits and expenses ..............................           9,761           9,540          19,982          18,583
                                                        ------------    ------------    ------------    ------------
       Pre-tax operating income ....................    $      1,872    $        935    $      2,590    $      1,945
                                                        ============    ============    ============    ============
OTHER DATA
Variable premiums collected, net of reinsurance and
    internal rollovers .............................    $     39,719    $     28,483    $     72,166    $     53,075
Policy liabilities and accruals, end of period .....                                         167,524         134,214
Separate account assets, end of period .............                                         363,993         347,721

Pre-tax operating income for the variable segment increased 100.2% in the second quarter of 2002 to $1.9 million and 33.2% in the six months ended June 30, 2002 to $2.6 million. The increase in the second quarter of 2002 is attributable to a 37.2% decrease in death benefits in excess of related account values on variable universal life policies, to $0.9 million. The increase is also attributable to an increase in interest sensitive product charges resulting from growth in the volume of business in force. During the second quarter, we decreased our crediting rates 20-to-25 basis points on the fixed account portion (held in our general account) of certain variable products. These rate decreases were made in response to a decline in our investment portfolio yield. The variable segment does not currently contribute significantly to our bottom line due to the fee income structure of these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this

FBL Financial Group, Inc.                                          June 30, 2002


line of business is expected to increase as the volume of business grows and the significant fixed costs of administering the business are spread over a larger block of policies.

CORPORATE AND OTHER SEGMENT

                                                        THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------     -----------------------------
                                                           2002             2001             2002             2001
                                                       ------------     ------------     ------------     ------------
                                                                           (DOLLARS IN THOUSANDS)
PRE-TAX OPERATING INCOME (LOSS)
Operating revenues:
    Accident and health insurance premiums ........    $        178     $      1,072     $        270     $      2,222
    Net investment income .........................           1,197            2,126            2,652            4,258
    Derivative loss ...............................              (8)              --             (113)              --
    Other income ..................................           4,120            3,905            8,378            7,970
                                                       ------------     ------------     ------------     ------------
                                                              5,487            7,103           11,187           14,450
Benefits and expenses .............................           4,403            5,791            9,339           12,644
                                                       ------------     ------------     ------------     ------------
                                                              1,084            1,312            1,848            1,806
Minority interest .................................          (1,274)          (1,266)          (2,520)          (2,481)
Equity income (loss), before tax ..................           1,045             (969)          (1,593)             (40)
                                                       ------------     ------------     ------------     ------------
       Pre-tax operating income (loss) ............    $        855     $       (923)    $     (2,265)    $       (715)
                                                       ============     ============     ============     ============

Pre-tax operating income (loss) increased in the second quarter to $0.9 million in 2002 from ($0.9) million in 2001. Pre-tax operating loss for the six-month periods totaled ($2.3) million in 2002 and ($0.7) million in 2001. The fluctuations in pre-tax operating income (loss) are due primarily to fluctuations in our share of results from equity investees. See the equity income (loss) discussion above for additional information regarding these results and the other assets discussion that follows for information regarding the underlying investments. The decrease in operating revenues and benefits and expenses is due primarily to the 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2001.

FINANCIAL CONDITION

INVESTMENTS

Our total investment portfolio increased 13.0% to $4,861.3 million at June 30, 2002 compared to $4,300.9 million at December 31, 2001. This increase is primarily the result of net cash received from interest sensitive and equity-indexed products and positive cash flow provided by operating activities.

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

FBL Financial Group, Inc.                                          June 30, 2002


Our investment portfolio is summarized in the table below:

                                                    JUNE 30, 2002                      DECEMBER 31, 2001
                                          --------------------------------     --------------------------------
                                          CARRYING VALUE       PERCENT         CARRYING VALUE        PERCENT
                                          --------------    --------------     --------------    --------------
                                                                 (DOLLARS IN THOUSANDS)
Fixed maturities:
   Public ............................    $    3,281,340              67.5%    $    2,773,290              64.5%
   144A private placement ............           611,508              12.6            590,867              13.7
   Private placement .................           274,733               5.6            271,993               6.3
                                          --------------    --------------     --------------    --------------
   Total fixed maturities ............         4,167,581              85.7          3,636,150              84.5
 Equity securities ...................            39,542               0.8             39,733               0.9
 Mortgage loans on real estate .......           403,573               8.3            385,307               9.0
 Investment real estate:
   Acquired for debt .................             2,822               0.1              2,321               0.1
   Investment ........................            18,076               0.4             17,735               0.4
 Policy loans ........................           180,653               3.7            181,054               4.2
 Other long-term investments .........             5,674               0.1              5,693               0.1
 Short-term investments ..............            43,426               0.9             32,863               0.8
                                          --------------    --------------     --------------    --------------
      Total investments ..............    $    4,861,347             100.0%    $    4,300,856             100.0%
                                          ==============    ==============     ==============    ==============

As of June 30, 2002, 95.2% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio, which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2002, the investment in non-investment grade debt was 4.8% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

                                                                                       JUNE 30, 2002
                                                                              --------------------------------
    NAIC DESIGNATION                  EQUIVALENT S&P RATINGS (1)              CARRYING VALUE        PERCENT
------------------------    ----------------------------------------------    --------------    --------------
                                                                                   (DOLLARS IN THOUSANDS)
            1               (AAA, AA, A)..................................    $    2,781,343              66.7%
            2               (BBB).........................................         1,188,275              28.5
                                                                              --------------    --------------
                            Total investment grade........................         3,969,618              95.2
            3               (BB)..........................................           124,903               3.0
            4               (B)...........................................            55,816               1.4
            5               (CCC, CC, C)..................................             8,548               0.2
            6               In or near default............................             8,696               0.2
                                                                              --------------    --------------
                            Total below investment grade..................           197,963               4.8
                                                                              --------------    --------------
                            Total fixed maturities........................    $    4,167,581             100.0%
                                                                              ==============    ==============

-------------
(1) The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.                                          June 30, 2002


The following tables contain amortized cost and market value information on fixed maturities and equity securities at June 30, 2002:

                                                                       GROSS             GROSS
                                                                     UNREALIZED        UNREALIZED          ESTIMATED
                                                 AMORTIZED COST        GAINS             LOSSES          MARKET VALUE
                                                 --------------    --------------    --------------     --------------
                                                                        (DOLLARS IN THOUSANDS)
Bonds:
    United States Government and agencies ...    $      148,383    $        3,433    $         (535)    $      151,281
    State, municipal and other governments ..            95,241             4,325              (219)            99,347
    Public utilities ........................           144,133             5,184            (4,077)           145,240
    Corporate securities ....................         1,776,621            81,787           (33,645)         1,824,763
    Mortgage and asset-backed securities ....         1,838,025            55,362            (6,818)         1,886,569
Redeemable preferred stocks .................            58,367             3,329            (1,315)            60,381
                                                 --------------    --------------    --------------     --------------
Total fixed maturities ......................    $    4,060,770    $      153,420    $      (46,609)    $    4,167,581
                                                 ==============    ==============    ==============     ==============

Equity securities ...........................    $       40,439    $        1,220    $       (2,117)    $       39,542
                                                 ==============    ==============    ==============     ==============

The carrying value and estimated market value of our portfolio of fixed maturity securities at June 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      ESTIMATED
                                                                 AMORTIZED COST     MARKET VALUE
                                                                 --------------    --------------
                                                                      (DOLLARS IN THOUSANDS)
                 Due in one year or less ....................    $       43,752    $       41,229
                 Due after one year through five years ......           423,455           436,491
                 Due after five years through ten years .....           619,349           640,407
                 Due after ten years ........................         1,077,822         1,102,504
                                                                 --------------    --------------
                                                                      2,164,378         2,220,631
                 Mortgage and asset-backed securities .......         1,838,025         1,886,569
                 Redeemable preferred stocks ................            58,367            60,381
                                                                 --------------    --------------
                                                                 $    4,060,770    $    4,167,581
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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or "tranches" which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned

FBL Financial Group, Inc.                                          June 30, 2002


amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, we did acquire Z securities with a carrying value of $34.5 million at June 30, 2002 in connection with our acquisition of Kansas Farm Bureau Life on January 1, 2001. These securities generally tend to have more duration risk (risk the security's price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at June 30, 2002, summarized by type of security.

                                                                                                               PERCENT
                                                                                                              OF FIXED
                                                     AMORTIZED COST       PAR VALUE      CARRYING VALUE      MATURITIES
                                                     --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
Residential mortgage-backed securities:
   Sequential ...................................    $    1,066,179    $    1,085,436    $    1,091,131              26.2%
   Pass through .................................            99,990            99,631           102,916               2.5
   Planned and targeted amortization class ......           125,043           127,027           128,064               3.1
   Other ........................................            42,580            43,824            45,114               1.1
                                                     --------------    --------------    --------------    --------------
Total residential mortgage-backed securities ....         1,333,792         1,355,918         1,367,225              32.9
Commercial mortgage-backed securities ...........           279,707           277,681           288,314               6.9
Other asset-backed securities ...................           224,526           225,337           231,030               5.5
                                                     --------------    --------------    --------------    --------------
Total mortgage and asset-backed securities ......    $    1,838,025    $    1,858,936    $    1,886,569              45.3%
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

At June 30, 2002, we held $403.6 million or 8.3% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 2002, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at June 30, 2002 include:
Pacific (26.3%) which includes California; and West South Central (19.6%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (43.7%) and retail facilities (32.5%) representing the largest holdings at June 30, 2002.

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At June 30, 2002, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 7.9 years. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 5.3 as of June 30, 2002.

FBL Financial Group, Inc.                                          June 30, 2002


OTHER ASSETS

Cash and cash equivalents, which includes securities with a maturity date of three months or less when acquired, decreased 41.3% to $159.4 million at June 30, 2002. The relatively high cash and cash equivalent balance at June 30, 2002 and December 31, 2001 reflects the increased cash received in connection with the American Equity reinsurance agreement. Deferred policy acquisition costs increased 17.0% to $421.5 million at June 30, 2002 due to the capitalization of costs incurred with new sales, principally from the American Equity coinsurance agreement. Assets held in separate accounts increased 2.1%, to $364.0 million at June 30, 2002 due primarily to the transfer of net premiums to the separate accounts. At June 30, 2002, we had total assets of $6,125.9 million, an 8.8% increase from total assets at December 31, 2001.

The securities and indebtedness of related parties line on the balance sheet, which includes the investments that generate our equity income (loss), is comprised of the following:

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2002             2001
                                                                                    ------------     ------------
                                                                                        (DOLLARS IN THOUSANDS)
American Equity Investment Life Holding Company, common and preferred
    stock ......................................................................    $     29,569     $     29,883
Berthel Fisher and Company and affiliates ......................................           6,177            6,177
Venture capital investment partnerships (8 in 2002 and 2001) ...................           3,293            5,553
Real estate investment partnerships (7 in 2002 and 2001) .......................          15,043           15,556
Mortgage loans and other .......................................................           1,251            1,648
                                                                                    ------------     ------------
                                                                                          55,333           58,817
Proportionate share of net unrealized investment losses of equity investees ....         (28,308)          (1,036)
                                                                                    ------------     ------------
Securities and indebtedness of related parties .................................    $     27,025     $     57,781
                                                                                    ============     ============

Securities and indebtedness of related parties decreased 53.2% to $27.0 million due principally to an increase in our share of unrealized investment losses on investments (primarily fixed maturity securities) owned by American Equity Investment Life Holding Company. Since we record American Equity Investment Life Holding Company's results one quarter in arrears, this reflects the valuation of its investments as of March 31, 2002.

LIABILITIES AND REDEEMABLE PREFERRED STOCK

Policy liabilities and accruals and other policyholders' funds increased 13.3% to $4,742.2 million at June 30, 2002 primarily due to the addition of the American Equity business during the six-month period and growth in the volume of business in force from our core distribution system. Other liabilities decreased 33.7% to $159.3 million at June 30, 2002 due principally to an $82.9 million decrease in payables for security purchases. At June 30, 2002, we had total liabilities of $5,365.5 million, a 9.9% increase from total liabilities at December 31, 2001.

Series C redeemable preferred stock increased 1.7% to $84.1 million at June 30, 2002 from $82.7 million at December 31, 2001. This increase represents the accretion of the discount on these securities. The Series C redeemable preferred stock was issued at an $11.6 million discount. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006.

STOCKHOLDERS' EQUITY

At June 30, 2002, common stockholders' equity was $576.1 million, or $20.83 per share, compared to $562.8 million, or $20.53 per share at December 31, 2001. Included in stockholders' equity per common share is $1.15 at June 30, 2002 and $1.43 at December 31, 2001 attributable to net unrealized investment gains resulting from marking our available-for-sale securities to market value. The change in unrealized appreciation of fixed maturity and equity securities decreased stockholders' equity $7.7 million during the six months ended June 30, 2002, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

FBL Financial Group, Inc.                                          June 30, 2002


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

We may receive consideration during the first quarter of 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance) to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the 2001 period. We did not receive any settlements in 2002 as the loss ratio of Utah Insurance in 2001 was higher than the threshold loss ratio in the earn-out calculation.

We paid cash dividends on our common and preferred stock during the six months ended June 30, totaling $6.3 million in 2002 and $6.2 million in 2001. It is anticipated quarterly cash dividend requirements for the remainder of 2002 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B preferred share, or approximately $6.3 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $2.5 million for the remainder of 2002.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources and borrowings, if needed, to fund the redemption of the Series C redeemable preferred stock in 2004 and 2006.

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an "extraordinary" dividend without prior notice to and approval by the Iowa insurance commissioner. An "extraordinary" dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2002, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $27.8 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2002, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $20.1 million at June 30, 2002.

INSURANCE OPERATIONS

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and

FBL Financial Group, Inc.                                          June 30, 2002


current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' liquidity positions continued to be favorable in the six-month period ended June 30, 2002, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies' continuing operations and financing activities relating to interest sensitive products provided funds amounting to $513.2 million in the six months ended June 30, 2002 and $87.8 million in the six months ended June 30, 2001. Positive cash flow from operations is generally used to increase the insurance companies' fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a borrowing capacity of $76.9 million as of June 30, 2002. At June 30, 2002, Farm Bureau Life had borrowings outstanding of $40.0 million under this arrangement, leaving a borrowing capacity of $36.9 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.79% at June 30, 2002). Fixed maturity securities with a carrying value of $41.2 million are on deposit with the FHLB as collateral for the note.

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

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June, 30, 2002, included $43.4 million of short-term investments, $159.4 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $513.3 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

FBL Financial Group, Inc.                                          June 30, 2002


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

FBL Financial Group, Inc.                                          June 30, 2002


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual shareholders meeting was held on May 14, 2002.


(b) and (c) (i)   Election of the following Class A directors to the Company's
                  Board of Directors:

                                                       FOR           WITHHELD
                                                  -------------    ------------

                  Jerry L. Chicoine............    36,050,017        1,859,495
                  John W. Creer................    36,049,080        1,860,432
                  John E. Walker...............    36,049,860        1,859,652

            (ii) Election of the following Class B directors to the Company's Board of Directors:

                                                       FOR           WITHHELD
                                                  -------------    ------------
                  Eric K. Aasmundstad..........     1,192,990            -
                  Steve Baccus.................     1,192,990            -
                  O. Al Christopherson.........     1,192,990            -
                  Jerry C. Downin..............     1,192,990            -
                  Kenny J. Evans...............     1,192,990            -
                  Alan L. Foutz................     1,192,990            -
                  Karen J. Henry...............     1,192,990            -
                  Craig D. Hill................     1,192,990            -
                  Leland J. Hogan..............     1,192,990            -
                  Richard G. Kjerstad..........     1,192,990            -
                  G. Steven Kouplen............     1,192,990            -
                  Craig A. Lange...............     1,192,990            -
                  David L. McClure.............     1,192,990            -
                  Bryce P. Neidig..............     1,192,990            -
                  William J. Oddy..............     1,192,990            -
                  Howard D. Poulson............     1,192,990            -
                  Frank S. Priestley...........     1,192,990            -
                  John J. Van Sweden...........     1,192,990            -

            (iii) Approval of an amendment to the 1996 Class A Common Stock
                  Compensation Plan. Shareholders cast 33,190,593 votes for and 5,011,932 against the amendment to the Director Compensation Plan. There were 19,299 abstentions and no broker non-votes.

            (iv) Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2002. Shareholders cast 39,018,624 votes for and 77,150 votes against the appointment of Ernst & Young LLP. There were 6,725 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    99.3 Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, Timothy J. Hoffman and JoAnn Rumelhart.

FBL Financial Group, Inc.                                          June 30, 2002


    99.4 Form of Change in Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Thomas E. Burlingame, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

     None

FBL Financial Group, Inc.                                          June 30, 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 6, 2002

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