Form 10-Q
period 2002-09-30
FBL FINANCIAL GROUP INC
filed 2002-11-01
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 1-11917

FBL Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Iowa	42-1411715

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 University Avenue, West Des Moines, Iowa	50266-5997

(Address of principal executive offices)	(Zip Code)

(515) 225-5400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,501,242 shares of Class A common stock and 1,192,990 shares of Class B common stock as of October 30, 2002.

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

ITEM 1.    FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
Assets
Investments:
Fixed maturities—available for sale, at market (amortized cost: 2002—$4,425,429; 2001—$3,560,988)	$4,653,479	$3,636,150
Equity securities, at market (cost: 2002—$40,832; 2001—$39,019)	38,216	39,733
Mortgage loans on real estate	426,708	385,307
Investment real estate, less allowances for depreciation of $4,462 in 2002 and $3,862 in 2001	21,087	20,056
Policy loans	180,103	181,054
Other long-term investments	5,626	5,693
Short-term investments	35,068	32,863

Total investments	5,360,287	4,300,856

Cash and cash equivalents	163,914	271,459
Securities and indebtedness of related parties	49,751	57,781
Accrued investment income	57,334	51,207
Accounts and notes receivable	151	235
Amounts receivable from affiliates	4,580	3,504
Reinsurance recoverable	93,165	101,287
Deferred policy acquisition costs	427,099	360,156
Value of insurance in force acquired	43,133	50,129
Property and equipment, less allowances for depreciation of $50,654 in 2002 and $48,413 in 2001	35,925	40,385
Current income taxes recoverable	7,436	–
Goodwill	11,170	11,170
Other assets	23,654	24,572
Assets held in separate accounts	323,686	356,448

Total assets	$6,601,285	$5,629,189

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001
Liabilities and Stockholders’ Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and equity-indexed products	$3,472,117	$2,679,088
Traditional life insurance and accident and health products	1,090,253	1,063,930
Unearned revenue reserve	30,426	30,870
Other policy claims and benefits	22,681	22,009

	4,615,477	3,795,897
Other policyholders’ funds:
Supplementary contracts without life contingencies	309,320	261,554
Advance premiums and other deposits	114,721	112,518
Accrued dividends	14,517	15,965

	438,558	390,037
Amounts payable to affiliates	544	886
Short-term debt	40,000	–
Long-term debt	–	40,000
Current income taxes	–	444
Deferred income taxes	101,423	59,634
Other liabilities	239,595	240,228
Liabilities related to separate accounts	323,686	356,448

Total liabilities	5,759,283	4,883,574

Commitments and contingencies

Minority interest in subsidiaries:
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	97,000	97,000
Other	122	131
Series C redeemable preferred stock, $26.8404 par and redemption value per share—authorized 3,752,100 shares, issued and outstanding 3,411,000 shares	84,795	82,691
Stockholders’ equity:
Preferred stock, without par value, at liquidation value—authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value—authorized 88,500,000 shares, issued and outstanding 26,499,875 shares in 2002 and 26,215,685 shares in 2001	42,961	39,446
Class B common stock, without par value—authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,533	7,563
Accumulated other comprehensive income	98,757	39,364
Retained earnings	507,834	476,420

Total stockholders’ equity	660,085	565,793

Total liabilities and stockholders’ equity	$6,601,285	$5,629,189

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Interest sensitive product charges	$19,913	$18,350	$58,293	$51,867
Traditional life insurance premiums	29,360	27,965	92,500	86,827
Accident and health premiums	43	636	313	2,858
Net investment income	88,818	71,262	251,332	209,078
Derivative loss	(1,133)	(663)	(10,570)	(1,529)
Realized gains (losses) on investments	1,683	(221)	(1,894)	(1,490)
Other income	4,193	4,358	12,990	12,733

Total revenues	142,877	121,687	402,964	360,344
Benefits and expenses:
Interest sensitive product benefits	54,407	44,254	145,633	122,938
Traditional life insurance and accident and health benefits	20,543	21,883	57,211	63,240
Increase in traditional life and accident and health future policy benefits	4,865	4,206	24,369	17,038
Distributions to participating policyholders	6,606	7,549	22,273	22,049
Underwriting, acquisition and insurance expenses	27,823	23,293	76,195	72,016
Interest expense	175	430	533	1,524
Other expenses	2,790	3,372	8,890	9,960

Total benefits and expenses	117,209	104,987	335,104	308,765

	25,668	16,700	67,860	51,579
Income taxes	(8,089)	(4,832)	(21,210)	(15,386)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(1,213)	(1,213)	(3,638)	(3,638)
Other	(22)	(34)	(117)	(90)
Equity income, net of related income taxes	1,078	595	42	569

Income before cumulative effect of change in accounting principle	17,422	11,216	42,937	33,034
Cumulative effect of change in accounting for derivative instruments	–	–	–	344

Net income	17,422	11,216	42,937	33,378
Dividends on Series B and C preferred stock	(1,088)	(1,054)	(3,239)	(3,139)

Net income applicable to common stock	$16,334	$10,162	$39,698	$30,239

Earnings per common share:
Income before accounting change	$0.59	$0.37	$1.44	$1.09
Cumulative effect of change in accounting for derivative instruments	–	–	–	0.01

Earnings per common share	$0.59	$0.37	$1.44	$1.10

Earnings per common share—assuming dilution:
Income before accounting change	$0.58	$0.36	$1.41	$1.08
Cumulative effect of change in accounting for derivative instruments	–	–	–	0.01

Earnings per common share—assuming dilution	$0.58	$0.36	$1.41	$1.09

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2001	$3,000	$37,769	$7,563	$(22,445)	$450,916	$476,803
Comprehensive income:
Net income for nine months ended September 30, 2001	–	–	–	–	33,378	33,378
Cumulative effect of change in accounting for derivative instruments	–	–	–	2,406	–	2,406
Change in net unrealized investment gains/losses	–	–	–	77,118	–	77,118

Total comprehensive income						112,902
Purchase of 5,600 shares of common stock	–	(8)	–	–	(81)	(89)
Issuance of 86,836 shares of common stock under compensation and stock option plans, including related income tax benefit	–	1,001	–	–	–	1,001
Adjustment resulting from capital transactions of equity investee	–	4	1	–	–	5
Dividends on preferred stock	–	–	–	–	(3,139)	(3,139)
Dividends on common stock	–	–	–	–	(8,214)	(8,214)

Balance at September 30, 2001	$3,000	$38,766	$7,564	$57,079	$472,860	$579,269

Balance at January 1, 2002	$3,000	$39,446	$7,563	$39,364	$476,420	$565,793
Comprehensive income:
Net income for nine months ended September 30, 2002	–	–	–	–	42,937	42,937
Change in net unrealized investment gains/losses	–	–	–	59,393	–	59,393

Total comprehensive income						102,330
Issuance of 284,190 shares of common stock under compensation and stock option plans, including related income tax benefit	–	3,689	–	–	–	3,689
Adjustment resulting from capital transactions of equity investee	–	(174)	(30)	–	–	(204)
Dividends on preferred stock	–	–	–	–	(3,239)	(3,239)
Dividends on common stock	–	–	–	–	(8,284)	(8,284)

Balance at September 30, 2002	$3,000	$42,961	$7,533	$98,757	$507,834	$660,085

Comprehensive income totaled $84.5 million in the third quarter of 2002 and $51.2 million in the third quarter of 2001.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2002	2001
Operating activities
Net income	$42,937	$33,378
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances, excluding bonus interest	123,842	102,784
Charges for mortality and administration	(56,215)	(50,631)
Deferral of unearned revenues	1,710	1,869
Amortization of unearned revenue reserve	(1,530)	(1,220)
Provision for depreciation and amortization	2,907	11,274
Equity income	(42)	(569)
Realized losses on investments	1,894	1,490
Increase in traditional life and accident and health benefit accruals	24,369	2,756
Policy acquisition costs deferred	(116,986)	(31,631)
Amortization of deferred policy acquisition costs	16,180	12,549
Provision for deferred income taxes	9,907	3,884
Other	20,610	28,929

Net cash provided by operating activities	69,583	114,862

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities—available for sale	624,256	399,592
Equity securities	4,424	9,303
Mortgage loans on real estate	53,092	20,753
Investment real estate	169	1,528
Policy loans	32,397	31,118
Other long-term investments	501	387
Short-term investments—net	–	66,270

	714,839	528,951
Acquisition of investments:
Fixed maturities—available for sale	(1,506,976)	(426,723)
Equity securities	(3,052)	(6,392)
Mortgage loans on real estate	(94,469)	(40,564)
Investment real estate	(1,871)	–
Policy loans	(31,446)	(32,202)
Other long-term investments	(506)	(1,252)
Short-term investments—net	(2,205)	–

	(1,640,525)	(507,133)
Proceeds from disposal, repayments of advances and other distributions from equity investees	3,034	6,917
Investments in and advances to equity investees	(68)	(1,151)
Net proceeds from sale of discontinued operations	–	2,000
Net cash received in acquisition	–	3,202
Net purchases of property and equipment and other	(3,609)	(3,928)

Net cash provided by (used in) investing activities	(926,329)	28,858

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2002	2001
Financing activities
Receipts from interest sensitive, equity-indexed and variable products credited to policyholder account balances	$977,360	$218,764
Return of policyholder account balances on interest sensitive, equity-indexed and variable products	(218,114)	(206,852)
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(3,638)	(3,638)
Other distributions related to minority interests—net	(126)	(97)
Purchase of common stock	–	(89)
Issuance of common stock	3,139	850
Dividends paid	(9,420)	(9,351)

Net cash provided by (used in) financing activities	749,201	(413)

Increase (decrease) in cash and cash equivalents	(107,545)	143,307
Cash and cash equivalents at beginning of period	271,459	3,099

Cash and cash equivalents at end of period	$163,914	$146,406

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$536	$1,460
Income taxes	18,656	4,934
Non-cash operating activity:
Deferral of bonus interest credited to account balances	14,452	–

See accompanying notes.

FBL Financial Group, Inc.	September 30, 2002

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2001 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

2.    Accounting Changes

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Under the new Statements, goodwill is no longer amortized, but is subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We adopted the Statements effective January 1, 2002. Based on testing performed as of January 1, 2002, none of our goodwill is deemed to be impaired. In addition, we have no intangible assets included as a component of goodwill that require separate accounting.

Goodwill totaled $17.0 million at September 30, 2002 and December 31, 2001, consisting of $11.2 million separately identified on the consolidated balance sheets and $5.8 million in equity method goodwill included in the securities and indebtedness of related parties line on the balance sheets. On a pro forma basis without goodwill amortization, net income applicable to common stock for the third quarter of 2001 would have been $10.5 million ($0.38 per share—basic and assuming dilution) and for the nine months ended September 30, 2001 would have been $31.2 million ($1.14 per share—basic and $1.12—assuming dilution).

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 provides a single accounting model for long lived assets to be disposed of and changes the criteria that must be met to classify an asset as held-for-sale. Statement No. 144 also requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which losses are incurred rather than as of the measurement date as previously required. Adopting Statement No. 144 on January 1, 2002 did not have any effect on our financial position or results of operations.

During the third quarter of 2002, we announced that effective January 1, 2003 we will expense the cost of all stock options granted in accordance with Statement No. 123, “Accounting for Stock-Based Compensation.” Under Statement No. 123, compensation expense is recognized in an amount equal to the estimated fair value of stock options on the date of grant. We currently apply Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally has resulted in no compensation expense being recognized. Based on the current transition provisions of Statement No. 123 and assuming our historical level of stock option issuance and similar option terms, we estimate that expensing stock options in 2003 will reduce net income by approximately $0.2 million ($0.01 per common share). The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123

FBL Financial Group, Inc.	September 30, 2002

will continue to be accounted for under APB No. 25. The transition rules for adoption of this statement are currently under review and may be changed by the FASB prior to January 1, 2003.

3.    Investment Operations

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as “available for sale” and are reported at market value. Unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders’ equity as a component of accumulated other comprehensive income or loss. Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders’ equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

Net unrealized investment gains on equity securities and fixed maturity securities classified as available for sale and recorded directly to stockholders’ equity were comprised of the following:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Unrealized appreciation on fixed maturity and equity securities available for sale	$225,434	$75,876
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(53,876)	(5,561)
Value of insurance in force acquired	(14,323)	(8,954)
Unearned revenue reserve	881	257
Provision for deferred income taxes	(55,341)	(21,566)

	102,775	40,052
Proportionate share of net unrealized investment losses of equity investees	(4,018)	(688)

Net unrealized investment gains	$98,757	$39,364

4.    Credit Arrangements

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at September 30, 2002 and at December 31, 2001. The note is due September 17, 2003, and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.77% at September 30, 2002 and 1.85% at December 31, 2001). Fixed maturity securities with a carrying value of $41.8 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $44.6 million on the line of credit from the FHLB at September 30, 2002 with appropriate increased collateral deposits. During the third quarter of 2002, this note was reclassified from long-term to short-term debt on the consolidated balance sheet.

5.    Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or certain other agreements. At September 30, 2002, management is not aware of any claims for which a material loss is reasonably possible.

We seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding insurance to other insurance enterprises. Reinsurance contracts do not relieve us of our obligations to policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance

FBL Financial Group, Inc.	September 30, 2002

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

Through July 1, 2002, we participated with various unaffiliated life insurance companies in a reinsurance pool to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool shared in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we were able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event. We have a liability totaling $1.6 million at September 30, 2002 and December 31, 2001 for anticipated losses from this pool resulting from the terrorist acts on September 11, 2001. We no longer participate in this pool due to structural changes in the pool, including an increase in the cap on losses.

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

On March 31, 1998, we sold our wholly-owned property-casualty subsidiary, Utah Farm Bureau Insurance Company (Utah Insurance), to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). We may earn additional consideration during 2002 in accordance with an earn-out provision included in the related sales agreement. Under the earn-out arrangement, the Company and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. We have not accrued any contingent consideration for 2002 as such amounts, if any, cannot be reasonably estimated as of September 30, 2002. Receipts as a result of the earn-out provision are recorded as an adjustment to the gain on the disposal of the discontinued segment.

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

Information relating to stock option grants during the nine months ended September 30, 2002 is as follows:

	Number of Securities Underlying Options Granted	Weighted- Average Exercise Price per Share
William J. Oddy, Chief Executive Officer	30,078	$17.97
Stephen M. Morain, Senior Vice President and General Counsel	17,183	17.97
James W. Noyce, Chief Financial Officer	19,844	17.97
Timothy J. Hoffman, Senior Vice President	16,745	17.97
John M. Paule, Chief Marketing Officer	11,118	17.97
Non-employee members of the Board of Directors	17,000	17.97
Officers, employees and other	317,446	18.09

Total	429,414	18.06

FBL Financial Group, Inc.	September 30, 2002

As described in Note 2, “Accounting Changes,” we will change the method used to account for stock options effective January 1, 2003.

7.    Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Numerator:
Income before accounting change	$17,422	$11,216	$42,937	$33,034
Cumulative effect of change in accounting for derivative instruments	–	–	–	344

Net income	17,422	11,216	42,937	33,378
Dividends on Series B and C preferred stock	(1,088)	(1,054)	(3,239)	(3,139)

Numerator for earnings per common share-income available to common stockholders	$16,334	$10,162	$39,698	$30,239

Denominator:
Weighted average shares	27,677,161	27,385,433	27,575,830	27,358,588
Deferred common stock units related to directors compensation plan	15,206	11,480	14,380	10,637

Denominator for earnings per common share—weighted-average shares	27,692,367	27,396,913	27,590,210	27,369,225
Effect of dilutive securities—employee stock options	553,452	559,882	565,645	480,700

Denominator for diluted earnings per common share—adjusted weighted-average shares	28,245,819	27,956,795	28,155,855	27,849,925

Earnings per common share:
Income before accounting change	$0.59	$0.37	$1.44	$1.09
Cumulative effect of change in accounting for derivative instruments	–	–	–	0.01

Earnings per common share	$0.59	$0.37	$1.44	$1.10

Earnings per common share—assuming dilution:
Income before accounting change	$0.58	$0.36	$1.41	$1.08
Cumulative effect of change in accounting for derivative instruments	–	–	–	0.01

Earnings per common share—assuming dilution	$0.58	$0.36	$1.41	$1.09

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

FBL Financial Group, Inc.	September 30, 2002

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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	Investments and related investment income not specifically allocated to our product segments;
•	Interest expense and minority interest pertaining to distributions on trust preferred securities;
•	Accident and health insurance products, primarily long-term disability income insurance;
•	Advisory services for the management of investments and other companies;
•	Marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
•	Leasing services, primarily with affiliates.

FBL Financial Group, Inc.	September 30, 2002

Financial information concerning our operating segments is as follows.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Operating revenues:
Traditional annuity	$47,500	$31,452	$120,599	$92,523
Traditional and universal life	76,288	74,715	233,090	218,653
Variable	12,320	10,036	34,892	30,564
Corporate and other	5,056	5,681	16,243	20,131

	141,164	121,884	404,824	361,871
Realized gains (losses) on investments (A)	1,713	(197)	(1,860)	(1,527)

Consolidated revenues	$142,877	$121,687	$402,964	$360,344

Pre-tax operating income (loss) from continuing operations:
Traditional annuity	$7,280	$4,999	$18,852	$14,591
Traditional and universal life	18,689	11,191	47,062	34,485
Variable	(2,120)	1,358	470	3,303
Corporate and other	1,118	(901)	(1,147)	(1,616)

	24,967	16,647	65,237	50,763
Income taxes on operating income	(8,276)	(5,249)	(21,607)	(16,407)
Realized gains (losses) on investments, net (A)	731	(182)	(693)	(1,322)

Consolidated income from continuing operations	$17,422	$11,216	$42,937	$33,034

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

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill for September 30, 2002 and December 31, 2001 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million), variable ($1.2 million) and corporate and other ($5.8 million).

FBL Financial Group, Inc.	September 30, 2002

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2001 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

Significant Items Impacting the Comparability of Results

During 2001, we entered into a coinsurance agreement with American Equity Investment Life Insurance Company (American Equity) whereby we assumed 70% of certain fixed and equity-indexed annuity business written by American Equity from August 1, 2001 to December 31, 2001. The agreement also provides for reinsuring 40% of certain new business written by American Equity during 2002 and 2003. This agreement was accounted for as the reinsurance of an in force block of business as of October 1, 2001, and the regular coinsurance of the business written thereafter. Reserves transferred to us in connection with the assumption of the in force block of business totaled $138.7 million on October 1, 2001. Collected premiums assumed as a result of this agreement totaled $657.0 million for the nine months ended September 30, 2002 and $280.0 million for the fourth quarter of 2001.

Effective May 1, 2001, we entered into a coinsurance agreement with National Travelers Life Company (NTL) whereby we assumed 90% of NTL’s traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL’s traditional life, universal life and annuity business issued subsequent to May 1, 2001. Assets acquired on May 1, 2001 in connection with this transaction totaled $337.2 million. Collected premiums assumed as a result of this agreement totaled $15.6 million for the nine months ended September 30, 2002 compared to $8.3 million for the respective period in 2001.

The effective dates of the American Equity and NTL transactions impact the comparability of our 2002 and 2001 results. Operating income increased approximately $0.5 million, or $0.02 per common share, during the third quarter of 2002 and $1.2 million, or $0.04 per common share, during the nine months ended September 30, 2002 as a result of the American Equity business. During the nine-month periods, the NTL business contributed approximately $2.8 million, or $0.10 per common share, in 2002 and $1.7 million, or $0.06 per common share, in 2001 to our operating income.

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

We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, value of insurance in force acquired and unearned revenues for participating life insurance and interest sensitive products, as applicable, through a process termed as “unlocking.” Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually during the third quarter of each year.

FBL Financial Group, Inc.	September 30, 2002

The impact of unlocking during the third quarter of 2002 and 2001 is as follows:

	Three months ended September 30,
	2002	2001
	(Dollars in thousands)
Amortization of unearned revenues	$398	$(126)
Amortization of deferred policy acquisition costs	328	(12)
Amortization of value of insurance in force acquired	(153)	165

Increase (decrease) to pre-tax income	$573	$27

While the impact of unlocking was not significant in total, unlocking adjustments for deferred policy acquisition costs had a more significant impact on the comparability of our results by segment. Key assumption changes impacting the results by segment include changes to the assumptions regarding investment return on separate account assets, persistency experience, expense levels and interest crediting rates. See “Segment Information” following for details regarding the impact of unlocking on our segments.

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

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Net income applicable to common stock increased 60.7% in the third quarter of 2002 to $16.3 million and increased 31.3% in the nine months ended September 30, 2002 to $39.7 million. Operating income applicable to common stock increased 50.8% in the third quarter of 2002 to $15.6 million and 29.4% in the nine months ended September 30, 2002 to $40.4 million. Net income and operating income for the quarter and nine months increased due to an increase in the volume of business in force resulting from the addition of the business from American Equity and NTL, as well as increases in sales from our core distribution agency force. In addition, results in 2002 benefited from decreases in interest and dividend crediting rates. Net income in the third quarter of 2002 also benefited from an increase in realized gains on investments. Furthermore, net income and operating income in the third quarter of 2002 increased due to an increase in equity income.

FBL Financial Group, Inc.	September 30, 2002

The following is a reconciliation of net income to operating income.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Net income applicable to common stock	$16,334	$10,162	$39,698	$30,239
Adjustments:
Net realized losses (gains) on investments	(731)	182	693	1,322
Cumulative effect of change in accounting for derivative instruments	–	–	–	(344)

Operating income applicable to common stock	$15,603	$10,344	$40,391	$31,217

Earnings per common share—assuming dilution	$0.58	$0.36	$1.41	$1.09

Operating income per common share—assuming dilution	$0.55	$0.37	$1.43	$1.12

A summary of our premiums and product charges is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive product charges	$19,913	$18,350	$58,293	$51,867
Traditional life insurance premiums	29,360	27,965	92,500	86,827
Accident and health premiums	43	636	313	2,858

Total premiums and product charges	$49,316	$46,951	$151,106	$141,552

Premiums and product charges increased 5.0% in the third quarter to $49.3 million and 6.7% in the nine months ended September 30, 2002 to $151.1 million. The increase for the nine-month period is due primarily to the addition of the NTL and American Equity business. Revenues from the NTL business in the nine-month periods included interest sensitive product charges of $7.6 million in 2002 and $4.3 million in 2001, and traditional life insurance premiums of $3.7 million in 2002 and $2.3 million in 2001. Revenues in the nine-month period of 2002 included interest sensitive product charges of $0.8 million from the American Equity business. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Mortality and expense charge fee income, also included in interest sensitive product charges, increased 7.2% in the nine-month period to $3.0 million due to an increase in average separate account assets. Accident and health premiums decreased as a result of the 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2001.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 24.6% in the third quarter of 2002 to $88.8 million and 20.2% in the nine months ended September 30, 2002 to $251.3 million due to an increase in average invested assets. Average invested assets in the nine-month period of 2002 increased 26.2% to $4,709 million (based on securities at amortized cost) due to cash and investments received pursuant to the American Equity and NTL coinsurance agreements and net premium inflows from our core distribution network. The annualized yield earned on average invested assets decreased to 7.18% in the nine months ended September 30, 2002 from 7.48% in the respective 2001 period due principally to a decrease in market interest rates and a decrease in fee income from bond calls and mortgage loan prepayments. Fee income from bond calls and mortgage loan prepayments totaled $0.9 million in the nine months ended September 30, 2002 compared to $3.3 million in the respective period in 2001. For the third quarter, net investment income includes $0.9 million in 2002 and $0.3 million in 2001 representing an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions as of the end of each respective

FBL Financial Group, Inc.	September 30, 2002

period. For the nine months, such adjustments totaled $1.2 million in 2002 and $0.4 million in 2001. See the “Financial Condition—Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative loss totaled $1.1 million in the third quarter of 2002 compared to $0.7 million in the third quarter of 2001. For the nine months ended September 30, 2002, derivative loss totaled $10.6 million compared to $1.5 million in the 2001 period. Our derivative loss consists of unrealized gains and losses on the value of the conversion feature embedded in convertible fixed maturity securities and on the value of call options used to fund returns on our equity-indexed annuity contracts assumed from American Equity. The increases in derivative loss are due to the increase in equity-indexed business assumed from American Equity and a decline in the value of the related call options resulting from a general decline in the equity markets during 2002. Changes in the value of the call options are partially offset by corresponding changes in the value of the embedded derivatives in the underlying equity-indexed contracts. Changes in the value of these embedded derivatives are recorded as a component of interest sensitive product benefits. Derivative loss will fluctuate based on market conditions and could result in income or loss.

Realized gains (losses) on investments totaled $1.7 million in the third quarter of 2002 compared to ($0.2) million in the third quarter of 2001. For the nine months ended September 30, 2002, realized losses increased 27.1% to $1.9 million. Realized gains (losses) during the nine month periods include writedowns of investments that became other-than-temporarily impaired totaling $19.0 million in 2002 and $5.9 million in 2001. These writedowns are the result of the issuers of the securities having deteriorating operating trends, alleged corporate fraud, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective periods. Approximately $8.5 million of the realized losses in the nine-month period of 2002 were from securities issued by or affiliated with WorldCom Inc., including $1.9 million of losses assumed from a variable alliance partner. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Policy benefits:
Interest sensitive product benefits	$54,407	$44,254	$145,633	$122,938
Traditional life insurance and accident and health benefits	20,543	21,883	57,211	63,240
Increase in traditional and accident and health future policy benefits	4,865	4,206	24,369	17,038
Distributions to participating policyholders	6,606	7,549	22,273	22,049

Total	$86,421	$77,892	$249,486	$225,265

Policy benefits increased 10.9% in the third quarter of 2002 to $86.4 million and 10.8% in the nine months ended September 30, 2002 to $249.5 million. The increases in the nine-month period are due primarily to the addition of the NTL and American Equity business. Benefits incurred from this additional business for the nine months ended September 30, included interest sensitive product benefits of $30.4 million for 2002 and $8.3 million for 2001, traditional life insurance benefits, including change in reserves, of $3.3 million for 2002 and $1.7 million for 2001 and distributions to participating policyholders of $0.9 million for 2002 and $0.5 million for 2001. Partially offsetting these increases was the impact of reductions in dividend and interest crediting rates on many of our products. Crediting rates were decreased 15 basis points effective December 1, 2001 and 20 basis points effective June 1, 2002 to 5.40% on our primary fixed annuity product. Crediting rates were decreased 25 basis points

FBL Financial Group, Inc.	September 30, 2002

effective December 1, 2001, 15 basis points effective June 1, 2002 and an additional 15 basis points on September 1, 2002 to 5.55% on our primary universal life insurance product. Other crediting rate decreases were made as of January 1, 2002 and October 1, 2001 on products formerly issued by Kansas Farm Bureau Life. Furthermore, the dividend rate on our participating life policies was reduced effective October 1, 2002. These rate changes were made in response to a declining investment portfolio yield. Policy benefits in the third quarter of 2002 were partially offset by a $1.3 million reduction in reserves relating to the discontinuation of certain group life business. Changes in the value of the embedded derivatives included in the equity-indexed annuity contracts resulted in an increase (decrease) in the reserve for interest sensitive products totaling $2.3 million for the third quarter of 2002 and ($1.5) million for the nine months ended September 30, 2002. Accident and health benefits decreased as a result of the 100% coinsurance of our long-term disability income business during 2001. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality experience.

A summary of the underwriting, acquisition and insurance expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,087	$2,804	$9,286	$8,725
Amortization of deferred policy acquisition costs	5,777	4,205	16,180	12,557
Amortization of value of insurance in force acquired	1,695	559	1,627	2,870
Other underwriting, acquisition and insurance expenses, net of deferrals	17,264	15,725	49,102	47,864

Total	$27,823	$23,293	$76,195	$72,016

Underwriting, acquisition and insurance expenses increased 19.4% in the third quarter of 2002 to $27.8 million and 5.8% in the nine months ended September 30, 2002 to $76.2 million. The increase in the nine-month period of 2002 is due primarily to an increase in costs due to the addition of NTL and American Equity business. Expenses from NTL and American Equity business for the nine months ended September 30 include commission and expense allowances totaling $3.0 million for 2002 compared to $1.3 million for 2001 and amortization of deferred policy acquisition costs totaling $4.9 million for 2002 compared to $0.9 million for 2001. The increases in the nine-month period are offset by (i) a $1.2 million decrease in amortization of value of insurance in force acquired resulting principally from the impact of realized losses on investments backing the related policyholder liabilities, (ii) a $0.6 million reduction in other underwriting expenses due to the discontinuation of the amortization of goodwill and (iii) a reduction in expenses as a result of the 100% coinsurance of our long-term disability income business during 2001.

Interest expense decreased 59.3% in the third quarter of 2002 to $0.2 million and 65.0% in the nine months ended September 30, 2002 to $0.5 million primarily due to a decrease in the average interest rate on our $40.0 million of variable-rate debt.

Income taxes increased 67.4% in the third quarter of 2002 to $8.1 million and increased 37.9% in the nine months ended September 30, 2002 to $21.2 million. The effective tax rate for the nine months ended September 30, 2002 was 31.3% compared to 29.8% for the respective 2001 period. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

Equity income, net of related income taxes, increased in the third quarter to $1.1 million in 2002 from $0.6 million in 2001. Equity income for the nine-month periods totaled $0.1 million in 2002 and $0.6 million in 2001. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these

FBL Financial Group, Inc.	September 30, 2002

gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income for the third quarter includes $0.9 million in 2002 and $0.6 million in 2001, representing our share of its net income. Our share of American Equity Investment Life Holding Company net income for the nine-month periods totaled $0.8 million in 2002 and $0.9 million in 2001. See the “Other Assets” section following for additional information regarding the composition of our equity investees.

Pending Accounting Change

During the third quarter of 2002, we announced that effective January 1, 2003 we will expense the cost of all stock options granted in accordance with Statement of Financial Accounting Standards (Statement) No. 123, “Accounting for Stock-Based Compensation.” Under Statement No. 123, compensation expense is recognized in an amount equal to the estimated fair value of stock options on the date of grant. We currently apply Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally has resulted in no compensation expense being recognized. Based on the current transition provisions of Statement No. 123 and assuming our historical level of stock option issuance and similar option terms, we estimate that expensing stock options in 2003 will reduce net income by approximately $0.2 million ($0.01 per common share). The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123 will continue to be accounted for under APB No. 25. The transition rules for adoption of this statement are currently under review and may be changed by the Financial Accounting Standards Board prior to January 1, 2003.

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

Traditional Annuity Segment

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$170	$232	$588	$771
Net investment income	48,104	31,241	129,991	91,870
Derivative loss	(774)	(21)	(9,980)	(118)

	47,500	31,452	120,599	92,523
Benefits and expenses	40,220	26,453	101,747	77,932

Pre-tax operating income	$7,280	$4,999	$18,852	$14,591

Other data
Annuity premiums collected, net of reinsurance	$281,814	$23,325	$807,318	$74,162
Policy liabilities and accruals, end of period			2,878,897	1,621,039

Pre-tax operating income for the traditional annuity segment increased 45.6% in the third quarter of 2002 to $7.3 million and 29.2% in the nine months ended September 30, 2002 to $18.9 million. Revenues, benefits, expenses and the volume of business in force for the nine months ended September 30, 2002 increased primarily due to the addition of the American Equity and NTL business and increases in sales from our core distribution agency force. Premiums collected in the nine-month period of 2002, totaled $657.0 million from American Equity and $3.6 million from NTL. Collected premiums from NTL totaled $1.0 million in the first nine months of 2001. Direct

FBL Financial Group, Inc.	September 30, 2002

premiums collected increased 111.0% in the third quarter of 2002 to $47.9 million and 100.5% in the nine months ended September 30, 2002 to $146.7 million. As noted in the policy benefits discussion above, we decreased crediting rates on our primary annuity contract effective September 1, 2002, June 1, 2001 and December 1, 2001 in response to a decline in our investment portfolio yield.

Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,688	$10,905	$32,077	$28,711
Traditional life insurance premiums and other income	29,360	27,965	92,500	86,827
Net investment income	36,596	36,286	108,987	104,375
Derivative loss	(356)	(441)	(474)	(1,260)

	76,288	74,715	233,090	218,653
Benefits and expenses	57,599	63,524	186,028	184,168

Pre-tax operating income	$18,689	$11,191	$47,062	$34,485

Other data
Life premiums collected, net of reinsurance	$41,610	$40,491	$131,427	$122,533
Policy liabilities and accruals, end of period			1,930,882	1,881,679

Pre-tax operating income for the traditional and universal life insurance segment increased 67.0% in the third quarter of 2002 to $18.7 million and 36.5% in the nine months ended September 30, 2002 to $47.1 million. Revenues, benefits, expenses and pre-tax operating income for the nine months ended September 30, 2002 increased due principally to the addition of the NTL business and increases in sales from our core distribution agency force. As noted in the discussion of policy benefits above, pre-tax operating income in the third quarter of 2002 was increased as a result of decreases in interest and dividend crediting rates and a $1.3 reserve reduction relating to group life business. Benefits for the third quarter of 2001 include $1.6 million in losses resulting from the terrorist acts on September 11, 2001 (see Note 5 to the Consolidated Financial Statements). Death benefits, excluding the impact of NTL and the catastrophe pool losses, increased 11.4% in the third quarter of 2002 to $15.8 million and increased 0.3% in the nine months ended September 30, 2002 to $42.1 million. Amortization of deferred policy acquisition costs decreased by $4.2 million in 2002 compared to an increase of $1.4 million in 2001 due to changes in the assumptions used to calculate deferred policy acquisition costs. See “Significant Items Impacting the Comparability of Results” for a discussion of these changes.

Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$9,025	$7,189	$25,594	$22,422
Net investment income	3,103	2,607	8,687	7,497
Other income	192	240	611	645

	12,320	10,036	34,892	30,564
Benefits and expenses	14,440	8,678	34,422	27,261

Pre-tax operating income (loss)	$(2,120)	$1,358	$470	$3,303

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$28,808	$24,645	$100,974	$77,720
Policy liabilities and accruals, end of period			181,827	141,766
Separate account assets, end of period			323,686	320,318

FBL Financial Group, Inc.	September 30, 2002

Pre-tax operating income (loss) for the variable segment totaled ($2.1) million in the third quarter of 2002 compared to $1.4 million in the third quarter of 2001. For the nine-month period, pre-tax operating income decreased to $0.5 million in 2002 from $3.3 million in 2001. Amortization of deferred policy acquisition costs increased by $3.7 million in 2002 compared to a decrease of $1.5 million in 2001 due to changes in the assumptions used to calculate deferred policy acquisition costs. See “Significant Items Impacting the Comparability of Results” for a discussion of these changes. The increase in expenses in the third quarter of 2002 is partially offset by a 28.1% decrease in death benefits in excess of related account values on variable universal life policies, to $1.7 million. The variable segment does not currently contribute significantly to our bottom line due to the fee income structure of these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows and the significant fixed costs of administering the business are spread over a larger block of policies.

Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Accident and health insurance premiums	$43	$636	$313	$2,858
Net investment income	1,015	1,126	3,667	5,336
Derivative loss	(3)	(199)	(116)	(151)
Other income	4,001	4,118	12,379	12,088

	5,056	5,681	16,243	20,131
Benefits and expenses	4,361	6,250	13,700	18,894

	695	(569)	2,543	1,237
Minority interest	(1,235)	(1,247)	(3,755)	(3,728)
Equity income, before tax	1,658	915	65	875

Pre-tax operating income (loss)	$1,118	$(901)	$(1,147)	$(1,616)

Pre-tax operating income (loss) increased in the third quarter to $1.1 million in 2002 from ($0.9) million in 2001. Pre-tax operating loss for the nine-month periods totaled ($1.1) million in 2002 and ($1.6) million in 2001. The fluctuations in pre-tax operating income (loss) are due primarily to fluctuations in our share of results from equity investees. See the equity income discussion above for additional information regarding these results and the other assets discussion that follows for information regarding the underlying investments. The decrease in operating revenues and benefits and expenses is due primarily to the 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2001.

Financial Condition

Investments

Our total investment portfolio increased 24.6% to $5,360.3 million at September 30, 2002 compared to $4,300.9 million at December 31, 2001. This increase is primarily the result of net cash received from interest sensitive and equity-indexed products and positive cash flow provided by operating activities.

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

FBL Financial Group, Inc.	September 30, 2002

Our investment portfolio is summarized in the table below:

	September 30, 2002		December 31, 2001
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$3,787,082	70.7%	$2,773,290	64.5%
144A private placement	592,299	11.0	590,867	13.7
Private placement	274,098	5.1	271,993	6.3

Total fixed maturities	4,653,479	86.8	3,636,150	84.5
Equity securities	38,216	0.7	39,733	0.9
Mortgage loans on real estate	426,708	7.9	385,307	9.0
Investment real estate:
Acquired for debt	2,131	0.1	2,321	0.1
Investment	18,956	0.3	17,735	0.4
Policy loans	180,103	3.4	181,054	4.2
Other long-term investments	5,626	0.1	5,693	0.1
Short-term investments	35,068	0.7	32,863	0.8

Total investments	$5,360,287	100.0%	$4,300,856	100.0%

As of September 30, 2002, 95.3% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio, which is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2002, the investment in non-investment grade debt was 4.7% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities:

NAIC Designation	Equivalent S&P Ratings (1)	September 30, 2002
		Carrying Value	Percent
		(Dollars in thousands)
1	(AAA, AA, A)	$3,252,602	69.9%
2	(BBB)	1,182,349	25.4

	Total investment grade	4,434,951	95.3
3	(BB)	148,174	3.2
4	(B)	53,514	1.2
5	(CCC, CC, C)	10,274	0.2
6	In or near default	6,566	0.1

	Total below investment grade	218,528	4.7

	Total fixed maturities	$4,653,479	100.0%

(1)
The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	September 30, 2002

The following tables contain amortized cost and market value information on fixed maturities and equity securities at September 30, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Bonds:
United States Government and agencies	$148,093	$8,134	$(1,236)	$154,991
State, municipal and other governments	94,394	9,063	(1,750)	101,707
Public utilities	150,436	9,730	(6,675)	153,491
Corporate securities	1,722,150	143,433	(47,408)	1,818,175
Mortgage and asset-backed securities	2,256,455	115,430	(3,778)	2,368,107
Redeemable preferred stocks	53,901	4,331	(1,224)	57,008

Total fixed maturities	$4,425,429	$290,121	$(62,071)	$4,653,479

Equity securities	$40,832	$1,543	$(4,159)	$38,216

The carrying value and estimated market value of our portfolio of fixed maturity securities at September 30, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$45,542	$43,259
Due after one year through five years	433,324	455,454
Due after five years through ten years	574,160	607,845
Due after ten years	1,062,047	1,121,806

	2,115,073	2,228,364
Mortgage and asset-backed securities	2,256,455	2,368,107
Redeemable preferred stocks	53,901	57,008

	$4,425,429	$4,653,479

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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or “tranches” which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and

FBL Financial Group, Inc.	September 30, 2002

more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, we did acquire Z securities with a carrying value of $36.9 million at September 30, 2002 in connection with our acquisition of Kansas Farm Bureau Life on January 1, 2001. These securities generally tend to have more duration risk (risk the security’s price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at September 30, 2002, summarized by type of security.

	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,476,149	$1,492,430	$1,544,407	33.2%
Pass through	125,159	124,814	129,308	2.8
Planned and targeted amortization class	116,757	118,683	121,428	2.6
Other	57,215	58,378	61,487	1.3

Total residential mortgage-backed securities	1,775,280	1,794,305	1,856,630	39.9
Commercial mortgage-backed securities	274,541	272,575	294,146	6.3
Other asset-backed securities	206,634	209,682	217,331	4.7

Total mortgage and asset-backed securities	$2,256,455	$2,276,562	$2,368,107	50.9%

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

At September 30, 2002, we held $426.7 million or 7.9% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 2002, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at September 30, 2002 include: Pacific (24.3%) which includes California; and West South Central (19.3%) which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (40.6%), retail facilities (30.5%) and industrial (23.7%) representing the largest holdings at September 30, 2002.

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At September 30, 2002, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 6.7 years. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.8 as of September 30, 2002.

FBL Financial Group, Inc.	September 30, 2002

Other Assets

Cash and cash equivalents, which includes securities with a maturity date of three months or less when acquired, decreased 39.6% to $163.9 million at September 30, 2002. The relatively high cash and cash equivalent balance at September 30, 2002 and December 31, 2001 reflects the increased cash received in connection with the American Equity reinsurance agreement. Deferred policy acquisition costs increased 18.6% to $427.1 million at September 30, 2002 due to the capitalization of costs incurred with new sales, principally from the American Equity coinsurance agreement. Assets held in separate accounts decreased 9.2%, to $323.7 million at September 30, 2002 due primarily to fluctuations in market value, partially offset by the transfer of net premiums to the separate accounts. At September 30, 2002, we had total assets of $6,601 million, a 17.3% increase from total assets at December 31, 2001.

The securities and indebtedness of related parties line on the balance sheet, which includes the investments that generate our equity income (loss), is comprised of the following:

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
American Equity Investment Life Holding Company, common and preferred stock	$30,733	$29,883
Berthel Fisher and Company and affiliates	6,227	6,177
Venture capital investment partnerships (8 in 2002 and 2001)	3,163	5,553
Real estate investment partnerships (7 in 2002 and 2001)	14,585	15,556
Mortgage loans and other	1,163	1,648

	55,871	58,817
Proportionate share of net unrealized investment losses of equity investees	(6,120)	(1,036)

Securities and indebtedness of related parties	$49,751	$57,781

Securities and indebtedness of related parties decreased 13.9% to $49.8 million due principally to an increase in our share of unrealized investment losses on investments (primarily fixed maturity securities) owned by American Equity Investment Life Holding Company. Since we record American Equity Investment Life Holding Company’s results one quarter in arrears, this reflects the valuation of its investments as of June 30, 2002.

Liabilities and Redeemable Preferred Stock

Policy liabilities and accruals and other policyholders’ funds increased 20.7% to $5,054 million at September 30, 2002 primarily due to the addition of the American Equity business during the nine-month period and growth in the volume of business in force from our core distribution system. Accrued dividends decreased 9.1% to $14.5 million at September 30, 2002 due to a decrease in our dividend rate on participating policies. At September 30, 2002, we reclassified our $40.0 million debt from long-term to short-term as the debt is due September 17, 2003. Deferred income taxes increased 70.1% to $101.4 million at September 30, 2002 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities. At September 30, 2002, we had total liabilities of $5,759 million, a 17.9% increase from total liabilities at December 31, 2001.

Our variable annuity contracts contain a guaranteed minimum death benefit (GMDB) rider. For a majority of our contracts, the GMDB provides for a return of the contractholder’s premiums deposited into the contract, net of partial withdrawals, upon the contractholder’s death. Our exposure to the GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $53.6 million at September 30, 2002 and $17.2 million at December 31, 2001. Reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.6 million at September 30, 2002 and $0.2 million at December 31, 2001.

Series C redeemable preferred stock increased 2.5% to $84.8 million at September 30, 2002 from $82.7 million at December 31, 2001. This increase represents the accretion of the discount on these securities. The Series C redeemable preferred stock was issued at an $11.6 million discount. The mandatory redemption is structured so that

FBL Financial Group, Inc.	September 30, 2002

49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006.

Stockholders’ Equity

At September 30, 2002, common stockholders’ equity was $657.1 million, or $23.73 per share, compared to $562.8 million, or $20.53 per share at December 31, 2001. Included in stockholders’ equity per common share is $3.57 at September 30, 2002 and $1.43 at December 31, 2001 attributable to net unrealized investment gains resulting from marking our available-for-sale securities to market value. The change in unrealized appreciation of fixed maturity and equity securities increased stockholders’ equity $59.4 million during the nine months ended September 30, 2002, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. The change in unrealized appreciation is primarily the result of a decrease in market interest rates as of September 30, 2002 compared to December 31, 2001.

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

We may receive consideration during the first quarter of 2003 in accordance with an earn-out provision related to our sale in 1998 of Utah Farm Bureau Insurance Company (Utah Insurance), a former property-casualty subsidiary, to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Under the earn-out arrangement, we and Farm Bureau Mutual share equally in the dollar amount by which the incurred losses on direct business written in the state of Utah, net of reinsurance ceded, is less than the incurred losses assumed in the valuation model used to derive the initial acquisition price. The earn-out calculation is performed and any settlement (subject to a maximum of $2.0 million per year) is made on a calendar year basis. Earn-out settlements received, on a pre-tax basis, totaled $2.0 million in the 2001 period. We did not receive any settlements in 2002 as the loss ratio of Utah Insurance in 2001 was higher than the threshold loss ratio in the earn-out calculation.

We paid cash dividends on our common and preferred stock during the nine months ended September 30, totaling $9.4 million in 2002 and 2001. It is anticipated quarterly cash dividend requirements for the remainder of 2002 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B preferred share, or approximately $3.2 million. In addition, interest payments on the parent company debt issued to a subsidiary are estimated to be $1.3 million for the remainder of 2002.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources and borrowings, if needed, to fund the redemption of the Series C redeemable preferred stock in 2004 and 2006.

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa insurance commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the

FBL Financial Group, Inc.	September 30, 2002

preceding year. During the remainder of 2002, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $22.8 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2002, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $23.5 million at September 30, 2002.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the nine-month period ended September 30, 2002, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive products provided funds amounting to $820.2 million in the nine months ended September 30, 2002 and $128.4 million in the nine months ended September 30, 2001. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), the Life Companies are eligible to establish and borrow on a collateralized line of credit to provide it additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by the Life Companies, which supported a borrowing capacity of $84.6 million as of September 30, 2002. At September 30, 2002, Farm Bureau Life had borrowings outstanding of $40.0 million under this arrangement, leaving a borrowing capacity of $44.6 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.77% at September 30, 2002). Fixed maturity securities with a carrying value of $41.8 million are on deposit with the FHLB as collateral for the note.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2001, we had contractual obligations totaling $190.4 million with payments due as follows: less than one year—$32.9 million, one-to-three years—$92.4 million, four-to-five years—$4.8 million and after five years—$60.3 million. There have been no material changes to these contractual obligations since December 31, 2001.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September, 30, 2002, included $35.1 million of short-term investments, $163.9 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $575.3

FBL Financial Group, Inc.	September 30, 2002

million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Cautionary Statement Regarding Forward Looking Information

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

•
Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.

•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.
•	Extraordinary acts of nature or man may result in higher than expected claim activity.
•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2001.

ITEM 4.    CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and the CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002:

None

FBL Financial Group, Inc.	September 30, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    October 31, 2002

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy

William J. Oddy Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce

James W. Noyce Chief Financial Officer (Principal Financial and Accounting Officer)

FBL Financial Group, Inc.	September 30, 2002

CERTIFICATIONS

I, William J. Oddy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FBL Financial Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 31, 2002

/s/ William J. Oddy
William J. Oddy Chief Executive Officer (Principal Executive Officer)

FBL Financial Group, Inc.	September 30, 2002

CERTIFICATIONS (Continued)

I, James W. Noyce, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FBL Financial Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

/s/ James W. Noyce
James W. Noyce Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FBL Financial Group, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Oddy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 31, 2002

By	/s/ William J. Oddy
William J. Oddy Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FBL Financial Group, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James W. Noyce, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    October 31, 2002

By	/s/ James W. Noyce

James W. Noyce Chief Financial Officer (Principal Financial and Accounting Officer)