Form 10-K
period 2002-12-31
FBL FINANCIAL GROUP INC
filed 2003-02-24
CIK 1012771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code (515) 225-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A common stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒  Yes  ☐  No

Aggregate market value of Class A and B Common Stock held by non-affiliates of the registrant (computed as of June 30, 2002): $240,555,047

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,608,705 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of February 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 14, 2003 are incorporated by reference into Part III of this Form 10-K.

FBL FINANCIAL GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002

PART I.

Item 1.	Business	1

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	16

Item 6.	Selected Consolidated Financial Data	17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 8.	Consolidated Financial Statements and Supplementary Data

	Report of Independent Auditors	40

	Consolidated Balance Sheets	41

	Consolidated Statements of Income	43

	Consolidated Statements of Changes in Stockholders’ Equity	44

	Consolidated Statements of Cash Flows	45

	Notes to Consolidated Financial Statements	47

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	77

PART III.

The information required by Items 10 through 13 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

Item 14.	Controls and Procedures	77

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	77

SIGNATURES		78

CERTIFICATIONS		80

Part I

Item 1.    Business

General

FBL Financial Group, Inc. (we or the Company) sells universal life, variable universal life and traditional life insurance and traditional and variable annuity products. These products are principally marketed through a core distribution force consisting of approximately 1,990 exclusive Farm Bureau agents in the midwestern and western sections of the United States. Our variable universal life and variable annuity products are also marketed in other states through alliances with other life insurance companies and a regional broker-dealer. In addition to marketing our products through these channels, we also assume business through reinsurance arrangements with other companies.

Our volume of business in force increased significantly during 2002 principally due to the assumption of equity-indexed and fixed annuity business through a reinsurance agreement with American Equity Investment Life Insurance Company (American Equity). During the fourth quarter of 2001, we entered into a coinsurance agreement with American Equity whereby we assumed 70% of certain American Equity annuity business issued during the period from August 1, 2001 to December 31, 2001. In addition, we agreed to assume 40% of certain American Equity annuity business issued during 2002 and 2003. Collected premiums assumed as a result of the American Equity agreement totaled $837.9 million in 2002 and $280.0 million in 2001 (excludes $138.7 million relating to business assumed that was issued during the third quarter of 2001). In addition, business in force increased during 2002 due to strong sales of fixed annuity contracts within our core Farm Bureau distribution network.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Our principal insurance subsidiaries are Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust). Farm Bureau Life commenced operations in 1945 and EquiTrust commenced operations in 1998. Several of our subsidiaries support various functional areas of the Company and affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of three Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Mutual Insurance Company, Western Agricultural Insurance Company and KFB Insurance Company, Inc.). Effective January 1, 2003, Farm Bureau Mutual Insurance Company (Farm Bureau Mutual) merged with its Nebraska and Kansas counterparts and we are now managing the property-casualty operations in Kansas and Nebraska, expanding our managed property-casualty operations to eight states.

Investor related information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q, and 8-K may be found on our Internet web site at www.fblfinancial.com. We post these periodic reports to the web site on the same day they are filed. Product related information may be found on our web site www.fbfs.com.

Business Strategy

We have a three-pronged growth strategy that consists of (1) internal growth within our traditional Farm Bureau distribution network, (2) alliances and relationships with other companies and (3) consolidations. Our growth strategies are detailed below:

Growth Strategy #1—Internal growth within our traditional Farm Bureau distribution network.

We are focused on growing our core business, which comes through our Farm Bureau distribution network, through new product introductions, sales initiatives and cross selling opportunities. In 2002 we completed the revision, repricing and reintroduction of every product in our life portfolio. These changes resulted in increased sales from our core distribution of Farm Bureau agents. We remain committed to offering competitive and state-of-the-art products and features.

In addition to a new and updated portfolio of life insurance and investment products, we have several initiatives that are focused on increasing life insurance and annuity sales within our core distribution system. These initiatives include enhanced agent training and the use of life specialists and wholesalers. We continue to emphasize agent productivity though our professionalism program. This program challenges agents to examine the way their business is structured and how they spend their time. It encourages agents to hire assistants, allowing them more time to spend on direct client contact.

Our life and investment specialist program continues to drive increases in life insurance and annuity sales. These life specialists are hired by a multi-line agency manager to work as a resource within the agency for life and investment sales. The specialists help agents with cross-selling techniques and client needs analysis. In addition to these specialists, we have wholesalers who are responsible for increasing variable product and mutual fund sales within their own territory, and are available for agency training and case analysis support. Growth in sales of our variable annuity products in 2002 was substantially stronger than the industry’s, due in large part to our expanded wholesaler system. Along with the life and investment specialist program, our wholesaler system has been instrumental in developing life and annuity sales from our multi-line agents. In 2003 we plan to continue to increase the use of wholesalers and specialists.

We have opportunities to increase our sales through cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the six-state region where we manage the affiliated property-casualty insurance company and related field force (Arizona, Iowa, Minnesota, New Mexico, South Dakota and Utah), approximately 24% of the Farm Bureau members own at least one of our life products, 67% own at least one Farm Bureau property-casualty product and approximately 20% own both. The merger of our managed affiliate, Farm Bureau Mutual, with its Kansas and Nebraska counterparts on January 1, 2003, should lead to greater cross-sell opportunities in Kansas and Nebraska. Historically, our cross-selling success has been greater in the states where we manage the agency force. Following the merger, we now manage the agency forces in Kansas and Nebraska via our management of Farm Bureau Mutual.

Growth Strategy #2—Alliances and relationships with other companies.

Our alliance partner strategy began as variable product alliances with us providing our partner companies with competitive variable products, brand-labeled for them if they chose. With this strategy, we obtain access to additional distribution systems and our partners are provided with access to variable products without developing the infrastructure and know-how to underwrite and administer the business. Through coinsurance agreements, we share in the underwriting results. Since December 1998, we have developed variable product alliances with the following companies:

American Equity Investment Life Insurance Company

Berthel Fisher & Company

COUNTRY Life Insurance Company

Farm Bureau Life Insurance Company of Missouri

Modern Woodmen of America

National Travelers Life Company (NTL)

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

Our alliance strategy has been expanded to include other types of relationships with partner companies. In addition to the significant coinsurance agreement with American Equity, during 2001 we entered into a coinsurance agreement with NTL under which we assumed 90% of NTL’s traditional life, universal life and annuity business in force. We are also assuming 50% of NTL’s traditional life, universal life and annuity business issued on an ongoing basis.

We believe this strategy has significant growth potential from several perspectives and continue to look for additional ways to leverage our product expertise and market our products through non-traditional channels.

Growth Strategy #3—Consolidations.

Our third growth strategy is growth of our operations via consolidations. Consolidations expand our distribution systems, generate top-line revenue growth and provide us with a larger base over which to spread our fixed operating costs. These items, in turn, put us in a better position to offer competitive products and to invest in the infrastructure necessary to stay competitive in the maturing life insurance industry.

We have a long and successful history of being a consolidator among Farm Bureau affiliated insurance companies and have grown over the years from a single state Farm Bureau company to an operation with 15 core states in the Midwest and West. In addition to our 2001 acquisition of Kansas Farm Bureau Life Insurance Company, we acquired Utah Farm Bureau Life Insurance Company in 1984, Rural Security Life Insurance Company in 1993 and Western Farm Bureau Life Insurance Company in 1994. Effective January 1, 2003, Farm Bureau Mutual, which we manage, announced the merger with its Nebraska and Kansas counterparts. We believe, as a publicly held company, we are well positioned to be the consolidator of choice among Farm Bureau companies should the opportunity arise.

We are focused on being a consolidator in the Farm Bureau network of insurance companies and, given the right set of circumstances, with other insurance companies that would be a compatible fit for FBL. We also continue to seek out consolidation opportunities that would increase our public float. As we seek to grow our operations via consolidation, we will only look at opportunities that are beneficial to our shareholders.

Marketing and Distribution

Market Area

Our sales are principally conducted in the following core Farm Bureau marketing territory: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty company)—Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company only)—Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming. Kansas and Nebraska were life only states, but became multi-lines states effective January 1, 2003 with the merger of their respective Farm Bureau property-casualty companies into Farm Bureau Mutual. In addition to this core marketing territory, our variable alliance partners market throughout the United States.

Our core target market consists primarily of farmers, ranchers, rural and suburban residents and related individuals and businesses. We believe that this target market represents a relatively financially conservative and stable customer base. Many of our customers are self-employed individuals who are responsible for providing for their own insurance needs. Their financial planning needs tend to focus on security, primary insurance needs and retirement savings. The persistency rates for our products exceed industry averages, as there is a great deal of customer loyalty to Farm Bureau in our core target market.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation, the nation’s largest grass roots farm and ranch organization with over 5.3 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations and related trademarks and service marks, a company must have permission from the state’s Farm Bureau federation. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the states in our core Farm Bureau marketing territory, we have the exclusive right to use the “Farm Bureau” name and “FB” logo for marketing products in those states.

All of the state Farm Bureau federations in our core marketing area are associated with the American Farm Bureau Federation. The primary goal of the American Farm Bureau Federation is to improve the financial well being and quality of life of farmers, ranchers and other rural residents through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico. Within each state, Farm Bureau is generally organized at the county level. Farm Bureau programs generally include policy development, state and national lobbying activities, leadership development, speaker corps, media relations, crime prevention, marketing clubs, women’s activities, young farmers activities, promotion and education activities. Member services provided by Farm Bureau vary by state but often include newspapers and magazines, theft and arson rewards, eye care programs, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance and financial planning services.

The American Farm Bureau Federation may terminate our right to use the “Farm Bureau” and “FB” designations in all of our states (i) in the event of a material breach of the trademark license that we do not cure within 60 days, (ii) immediately in the event of termination by the American Farm Bureau of the state Farm Bureau’s membership in the American Farm Bureau or (iii) in the event of a material breach of the state Farm Bureau federation’s membership agreement with the American Farm Bureau Federation, including by reason of the failure of the state Farm Bureau to cause us to adhere to the American Farm Bureau Federation’s policies. Each state Farm Bureau federation in our trade territory could terminate our right to use the Farm Bureau designations in that particular state without cause subject to a notification requirement that ranges from 60 days to 30 years, depending on the state.

We believe our relationship with Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members.

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

To facilitate our working relationship with state Farm Bureau organizations, the Presidents of the state Farm Bureau federations in our core marketing territory serve on our Board of Directors. Each state Farm Bureau federation, or its assignee, benefits from its relationship with us through receipt of royalties. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 2002, royalty expense totaled approximately $1.5 million.

We have marketing agreements with all of the Farm Bureau property-casualty companies in our core marketing area, pursuant to which the property-casualty companies develop and manage an agency force that sells both property-casualty products for that company and life products for us. We pay them a fee for this service in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent. In 2002 overwrite commissions totaled $7.2 million.

Our Advisory Committee, which consists of certain executives of Farm Bureau property-casualty insurance companies in our marketing territory, assists us in our relationships with the property-casualty organizations. The Advisory Committee meets on a regular basis to coordinate efforts and issues involving the agency force and other matters. The Advisory Committee is an important contributor to our success in marketing products through our core distribution system.

Exclusive Agency Force—Core Marketing Territory

Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our core marketing territory by an exclusive Farm Bureau force of approximately 1,990 agents and agency managers. We have a written contract with each member of our agency force. The contracts do the following:

•	specify and limit the authority of the agents to solicit insurance applications on our behalf;
•	describe the nature of the independent contractor relationship between us and the agent;
•	define the agent as an exclusive agent limited to selling insurance of the types sold on our behalf, or for certain products, on the behalf of other insurance companies approved by us;
•	allow either party to immediately terminate the contract;
•	specify the compensation payable to the agents;
•	reserve our ownership of customer lists; and
•	set forth all other terms and conditions of the relationship.

Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. Agents’ offices are often located in or serve as the Farm Bureau office for their community. We believe that Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers and cross selling of additional insurance products.

Our agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty company, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are approximately 1,200 agents and managers in our multi-line states, all of whom market a full range of our life insurance products and our mutual funds. These agents and agency managers also market property-casualty products for the property-casualty companies that we manage.

In our life only states, our life insurance products and sponsored mutual funds are marketed through agents managed by the property-casualty company affiliated with the Farm Bureau federation of that state. These agents, of which there are approximately 790, market our life and mutual fund products on an exclusive basis and market the property-casualty products of that state’s affiliated property-casualty companies. Agents as well as agency managers in our life only states are independent contractors.

As of December 31, 2002, essentially all of the agents in our multi-line states were licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and sponsored mutual funds. With the merger of Farm Bureau Mutual with its Kansas and Nebraska counterparts effective January 1, 2003, we are emphasizing the training of agents for NASD licensing in those two states and in our life only territories, where approximately 76% of the agents are NASD licensed.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.

We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years after new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 2002, approximately 38% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

The focus of agency managers is to recruit and train agents to achieve high production levels of profitable business. Agency managers receive overwrite commissions on each agent’s life insurance commissions which vary according to that agent’s productivity level and persistency of business. During the first three years of an agent’s relationship with us, the agent’s manager receives additional overwrite commissions to encourage early agent development.

Early agent development is also encouraged through financing arrangements and, at the option of the agent, the annualization of commissions paid when a life policy is sold.

We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 9% of our agents qualify for our annual incentive trip.

Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 2002 in our multi-line states was approximately 86%. Retention of our agents is enhanced because of their ability to sell life and property-casualty insurance products, as well as mutual funds.

Agency Force—Alliance Partners

Our variable alliance partners have 2,709 registered representatives that are licensed to sell variable products under our agreements with them. Among our partners with exclusive agency forces, the number of these agents licensed to sell variable products has grown steadily from 3% at December 31, 1998 to approximately 32% at December 31, 2002. Our partners continue working with their other agents to license them to become registered representatives. These alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products.

In addition to our variable product alliances, we assume new traditional life, universal life and traditional annuity business written by NTL and traditional and equity-indexed annuity business written by American Equity. NTL has approximately 2,500 independent agents and is licensed in 42 states. American Equity has approximately 41,400 independent agents and is licensed in 46 states. American Equity does not currently emphasize the sale of variable products.

Segmentation of Our Business

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

See Note 13 of the notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Information” for additional information regarding our financial results by operating segment.

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

	For the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Traditional annuity:
First year – individual	$133,832	$67,721	$28,372	$31,471	$32,638
Renewal – individual	59,870	35,692	13,853	19,440	19,137
Group	4,322	3,539	2,730	1,227	1,022

Total traditional annuity	198,024	106,952	44,955	52,138	52,797
Reinsurance assumed – NTL	4,735	1,819	136	190	22,034
Reinsurance assumed – American Equity	837,925	280,016	–	–	–

Total traditional annuity, net of reinsurance	$1,040,684	$388,787	$45,091	$52,328	$74,831

Collected traditional annuity premiums increased in 2002 due to an increase in the popularity of these products. The popularity of the products can be attributed to an uncertain equity market environment and the products’ competitive interest crediting rates. Collected traditional annuity premiums during 2001 increased $48.6 million as a result of the acquisition of Kansas Farm Bureau Life. The coinsurance of in force business from NTL on May 1, 2001 and American Equity on October 1, 2001 is excluded from the above table. At the inception of the coinsurance agreements, related traditional annuity reserves totaled $114.2 million for the NTL business and $138.7 million for the American Equity business. For our direct annuity premiums collected in our core Farm Bureau market territory, premiums collected in 2002 are concentrated in the following states: Kansas (44%), Iowa (25%) and Oklahoma (8%).

Fixed Rate Annuities

We offer annuities that are generally marketed to individuals in anticipation of retirement. We offer traditional annuities principally in the form of flexible premium deferred annuities that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 45% of our existing individual direct traditional annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders’ account balance is imposed for early termination of the annuity contract within a specified period after its effective date. After a number of years, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these options.

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

Approximately 29.0% of the annuities that we have assumed from American Equity are fixed rate annuities. These annuities are structured much like our own flexible premium deferred annuities with the exception that the American Equity fixed rate annuities are “bonus” products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal-crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, an acknowledgment from the policyholder is obtained upon policy issuance that states that a specified portion of the first year interest will not be paid in renewal years.

Equity-Indexed Annuities

Approximately 71% of the annuities that we have assumed from American Equity are equity-indexed annuities. Equity-indexed annuities allow purchasers to earn investment returns linked to equity or bond index appreciation without the risk of loss of their principal. The underlying indexes include the S&P 500, the Dow Jones Industrial Average, the NASDAQ 100, the Russell 2000 and the Lehman Aggregate Bond Index. These products allow the purchaser to transfer funds once annually among the indexes and a traditional fixed rate strategy. The products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next anniversary date) or a monthly averaging of the index during the contract year. We do not assume any “multi year point-to-point” products that credit interest only once over a period of several years.

The equity-indexed annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the “participation rate,” of the annual appreciation (based in some instances on monthly averages) in a recognized index or benchmark. The participation rate, which American Equity may reset annually, defines the policyholder’s level of participation in index gains each year. The participation rate generally varies among the products from 65% to 100%. Some of the products also have an “asset fee” ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually by American Equity, subject to stated maximums. In addition, some products apply an overall maximum limit, or “cap,” on the amount of annual index credits the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3.00% on a cumulative basis.

Through American Equity, we purchase one-year call options on the applicable indexes as an investment to provide the income needed to fund the amount of the annual appreciation required to be credited on the equity-indexed products. New one-year options are purchased at the outset of each contract year and the cost of the options represents our cost of providing the index credits. American Equity has the ability to manage the cost of the options primarily through adjustments to participation rates, asset fees and caps, except in cases where the minimum guarantees would prevent further adjustments. Call options are purchased weekly based upon new and renewing equity index account values during the applicable week, and the purchases are made by category according to the particular products and indexes applicable to the new or renewing account values. Any gains on the options at the expiration of the one-year term offset the related index credits to the equity-indexed contract holders. If there is not a gain on the option, the policyholder receives a zero index credit on the contract.

After the purchase of one-year call options and payment of acquisition costs, we invest the balance of assumed equity-indexed premiums as a part of our general account invested assets. With respect to that portion of the equity-indexed account value allocated to an index crediting strategy, our spread is measured as the difference between the aggregate yield on our invested assets, less the aggregate option costs. If the minimum guaranteed value of an equity-indexed product exceeds the index value (computed on a cumulative basis over the life of the contract), then the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of one-year options purchased over the expected life of an equity-indexed annuity (typically 10 to 15 years), then we would incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits, or potentially result in losses on these products.

Interest Crediting and Participating Dividend Policy

We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We examine earnings on assets by portfolio. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. Average credited rates on our direct annuity contracts were 5.45% in 2002, 5.83% in 2001 and 5.75% in 2000. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 3.00% to 5.50%, with a weighted average guaranteed crediting rate of 3.19% at December 31, 2002. At December 31, 2002, direct annuities with an aggregate account value of $62.5 million were receiving interest credited at the guaranteed rate and annuities with an aggregate account value of $14.3 million were receiving interest credited at a rate within 50 basis points of the applicable guaranteed rate.

We do not have the ability to adjust interest-crediting rates or other non-guaranteed elements of the underlying business assumed from American Equity or NTL. While we are precluded from directly controlling these rates, we do manage certain aspects of NTL through a management agreement and have a representative on American Equity’s Board of Directors. Average credited rates on fixed rate annuities assumed from American Equity and NTL, including bonus interest, were 7.10% in 2002 and 5.55% in 2001. Average credited rates on fixed rate annuities assumed from American Equity and NTL, excluding bonus interest, were 4.68% in 2002 and 5.16% in 2001.

Most of the fixed annuity contracts assumed from American Equity and NTL have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 3.00% to 4.00%, with a weighted average guaranteed crediting rate of 3.13% at December 31, 2002. For contracts assumed from NTL, these guaranteed rates range from 3.00% to 3.50%, with a weighted average guaranteed crediting rate of 3.24% at December 31, 2002. At December 31, 2002, none of the fixed annuities assumed from American Equity and NTL were receiving interest credited at a rate within 50 basis points of the applicable guaranteed rate.

The following table sets forth in force information for our traditional annuity segment:

	As of December 31,
	2002	2001	2000
	(Dollars in thousands)
Number of direct contracts	49,437	47,002	35,773
Interest sensitive reserves	$1,876,486	$1,507,579	$962,614
Equity-indexed reserves	910,106	311,556	–
Other insurance reserves	325,305	259,051	170,356

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

The following table sets forth our traditional and universal life insurance premiums collected for the years indicated:

	For the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Universal life:
First year	$1,903	$1,806	$2,010	$2,747	$2,857
Renewal	39,277	40,101	39,374	40,978	42,263

Total	41,180	41,907	41,384	43,725	45,120
Participating whole life:
First year	10,196	5,871	2,616	3,003	3,226
Renewal	76,906	76,493	61,083	61,881	61,867

Total	87,102	82,364	63,699	64,884	65,093
Term life and other:
First year	7,578	7,087	4,930	4,282	4,151
Renewal	31,129	28,666	19,394	18,122	16,676

Total	38,707	35,753	24,324	22,404	20,827

Total traditional and universal life	166,989	160,024	129,407	131,013	131,040
Reinsurance assumed – NTL	16,039	11,482	–	–	–
Reinsurance ceded	(9,064)	(7,822)	(3,547)	(4,184)	(3,937)

Total traditional and universal life, net of reinsurance	$173,964	$163,684	$125,860	$126,829	$127,103

Collected traditional and universal life insurance premiums during 2001 increased $26.0 million as a result of the acquisition of Kansas Farm Bureau Life. The coinsurance of in force business from NTL on May 1, 2001 is excluded from the above table. At the inception of this coinsurance agreement, related traditional and universal life insurance reserves totaled $209.1 million. For our direct traditional and universal life premiums collected in our core Farm Bureau market territory, premiums collected in 2002 are concentrated in the following states: Iowa (25%), Kansas (18%) and Oklahoma (12%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 41% of direct receipts from policyholders during 2002 and represented 15% of life insurance in force at December 31, 2002.

We also market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. We may change the premium scales at any time but may not increase rates above guaranteed levels. In the past, we sold participating term insurance, but this product has been discontinued.

Universal Life Insurance

Our universal life policies provide permanent life insurance protection with a flexible premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder’s account balance. Interest is credited to the cash value at rates that we periodically set. Agents need not be registered with the NASD to offer this product.

We also market a last survivor universal life policy designed especially for the estate planning market.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 16 underwriters who have an average of 18 years of experience in the insurance industry. Our underwriters review each applicant’s written application, which is prepared under the supervision of our agents, and any required medical records. We employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 18 and older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Any tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Lapse Rates

Our lapse rate has historically been less than industry averages. A summary of our individual life insurance lapse rates (for our direct traditional, universal life and variable life insurance products), compared to industry averages, is outlined in the following table:

	Lapse rates for the year ended December 31,
	2002		2001	2000	1999	1998
Our life insurance lapse rates	7.2%		6.4%	7.9%	8.1%	7.2%
Industry life insurance lapse rates (A)	(B	)	7.7	8.7	8.2	8.3

(A)	Source: Best’s Aggregates and Averages
(B)	The industry lapse rate for 2002 is not available as of the filing date of this Form 10-K.

Reinsurance

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. These treaties are automatically renewed and nonterminable for the first 10 years with regard to cessions already made and are terminable after 90 days with regard to future cessions. After 10 years, we have the right to terminate and can generally discontinue the reinsurance on a block of business. This is normally done to increase our retention on older business to the same level as current cessions.

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

Interest Crediting and Participating Dividend Policy

The interest crediting and participating dividend policies for our traditional and universal life insurance products are the same as for our traditional annuity products. See “Interest Crediting and Participating Dividend Policy” under the traditional annuity segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 5.58% in 2002, 5.90% in 2001 and 5.99% in 2000. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.97% at December 31, 2002. At December 31, 2002, none of our universal life contracts were receiving interest credited at a rate within 50 basis points of the applicable guaranteed rate.

All of the universal life contracts assumed from NTL have a guaranteed minimum crediting rate of 4.00% at December 31, 2002. At December 31, 2002, none of these universal life contracts were receiving interest credited at a rate within 50 basis points of the guaranteed rate.

Policyholder dividends are currently being paid and will continue to be paid as declared on participating policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies, and expense levels. Other factors, such as changes in tax law, may be considered as well. Our participating business does not have minimum guaranteed dividend rates.

The following table sets forth in force information for our traditional and universal life insurance segment:

	As of December 31,
	2002	2001	2000
	(Dollars in thousands, except face amounts in millions)
Number of direct policies – traditional life	322,732	320,232	258,789
Number of direct policies – universal life	62,094	63,666	61,364
Direct face amounts – traditional life	$18,570	$16,730	$11,649
Direct face amounts – universal life	4,844	4,916	4,821
Interest sensitive reserves	750,195	730,698	532,201
Other insurance reserves	1,202,930	1,161,372	840,745

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

	For the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Variable annuities:
First year – core distribution	$52,138	$34,481	$30,916	$26,034	$24,891
First year – alliance partners (1)	10,896	10,319	21,710	8,888	490
Renewal – core distribution	11,769	8,861	6,763	5,135	4,616
Renewal – alliance partners (1)	1,808	1,084	318	–	–
Internal rollover	4,440	4,592	14,989	7,097	11,469

Total	81,051	59,337	74,696	47,154	41,466
Variable universal life:
First year – core distribution	8,892	13,186	14,594	13,385	15,272
First year – alliance partners (1)	722	1,272	1,462	1,468	98
Renewal – core distribution	41,009	37,208	32,077	27,399	22,423
Renewal – alliance partners (1)	836	464	216	–	–
Internal rollover	2,512	5,616	10,024	10,052	18,032

Total	53,971	57,746	58,373	52,304	55,825

Total variable	135,022	117,083	133,069	99,458	97,291
Reinsurance ceded	(749)	(746)	(727)	(657)	(695)

Total variable, net of reinsurance	$134,273	$116,337	$132,342	$98,801	$96,596

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Variable premiums collected increased in 2002 due principally to an increase in sales of variable annuities by our core Farm Bureau distribution force. Our better than industry average increase in the sale of variable annuities by our Farm Bureau agents is attributable to an emphasis placed on the use of wholesalers to assist with variable sales. The decrease in variable sales in 2001 is consistent with industry experience and is attributable to an uncertain equity market environment. Of the total variable premiums collected, collected premiums for 2002 are concentrated in the following states: Iowa (45%), Minnesota (10%) and Nebraska (8%).

Variable Universal Life Insurance

We offer variable universal life policies that are similar in design to the universal life policy, but the policyholder has the ability to direct the cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Policyholders can select from variable sub-accounts managed by us as well as sub-accounts that are managed by outside investment advisors. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared. See “Variable Sub-Accounts and Mutual Funds.”

Variable Annuities

For variable annuities, policyholders have the right to direct the cash value of the policy into an assortment of sub-accounts; thereby assuming the investment risk passed through by those sub-accounts. The sub-account options for variable annuity contracts are the same as those available for variable universal life policies. In addition, variable annuity contract holders can also elect a declared interest option under which the cash values are credited with interest as declared.

Our variable annuity products have a guaranteed minimum death benefit rider. For our variable annuity contracts issued by Farm Bureau Life, which makes up the majority of our variable annuity account balance, the guaranteed minimum death benefit is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. The variable annuity products issued by EquiTrust, or assumed by EquiTrust through our alliance partners, generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date. Our exposure to guaranteed minimum death benefits, the amount considered in the money, is $43.7 million at December 31, 2002. We use a yearly renewable term reserving approach to accrue for this benefit. The related reserve recorded at December 31, 2002 totaled $0.5 million.

Underwriting and Reinsurance

Our underwriting standards and reinsurance programs for our variable life products are the same as our standards and programs for our traditional and universal life insurance products. See “Underwriting” and “Reinsurance” under the traditional and universal life insurance segment discussion.

The following table sets forth in force information for our variable segment:

	As of December 31,
	2002	2001	2000
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts – variable annuity	17,092	14,517	12,643
Number of direct policies – variable universal life	68,650	67,367	62,297
Direct face amounts – variable universal life	$7,082	$6,798	$6,131
Separate account assets	347,717	356,448	327,407
Interest sensitive reserves	172,075	129,254	104,143
Other insurance reserves	19,744	20,025	17,938

Corporate and Other Segment

Prior to 2002, the Corporate and Other Segment included two small blocks of individual disability income business. This business has been reinsured to an unaffiliated insurer. A loss of $1.5 million on the reinsurance transactions has been deferred and is being recognized over the term of the underlying policies. We have exited this business to focus on our life insurance and annuity product lines.

Variable Sub-Accounts and Mutual Funds

We sponsor the EquiTrust Series Fund, Inc. (the Series Fund) and EquiTrust Variable Insurance Series Fund (the Insurance Series Fund) (collectively, the EquiTrust Funds) which are open-end, diversified series management investment companies. The Series Fund is available to the general public. The Insurance Series Fund offers its shares, without a sales charge, only to our separate accounts and to our alliance partners’ separate accounts as an investment medium for variable annuity contracts or variable life insurance policies.

The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal (Money Market Portfolio); and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2002 totaled $388.6 million.

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

Our variable products include sub-accounts that invest in funds managed by outside investment advisors in addition to our proprietary funds. We receive an administrative service fee from the outside investment advisors ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (7 sub-accounts), Dreyfus Corporation (6 sub-accounts), T. Rowe Price Associates, Inc. (5 sub-accounts), Franklin Advisers, Inc. (5 sub-accounts), Summit Investment Partners, Inc. (3 sub-accounts), American Century Investment Management Services, Inc. (2 sub-accounts), and JP Morgan Investment Management Inc. (2 sub-accounts).

We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $21.0 million at December 31, 2002.

Beginning in 2002, the Advisor has waived the management and certain other fees charged to the Money Market Portfolio and Money Market Fund in response to a low market interest rate environment.

EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest.

Ratings and Competition

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated “A+(Superior)” by A.M. Best, A.M. Best’s second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from “A++(Superior)” to “D (Poor).” Farm Bureau Life has maintained its existing “A+(Superior)” rating since A.M. Best first began using this rating methodology. EquiTrust is rated “A (Excellent)” by A.M. Best. A.M. Best ratings consider claims paying ability and are not a rating of investment worthiness.

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

Employees

At February 1, 2003, we had approximately 1,970 employees. Many employees and the executive officers also provide services to Farm Bureau Mutual and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.

ITEM 2.    PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. The property leased currently consists of approximately 180,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We also lease 22,000 square feet of an office building in Manhattan, Kansas under an annually renewable operating lease. The office space used in these buildings is shared with affiliates and the square feet disclosed is the amount of space allocated to us. The amount of space allocated to us is determined annually. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

We are a party to lawsuits arising in the normal course of business. We believe the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock for each quarter of 2002 and 2001.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2002
High	$19.00	$22.15	$22.30	$20.90
Low	15.95	18.50	16.00	15.20

Dividends declared and paid	$0.10	$0.10	$0.10	$0.10
2001
High	$17.62	$18.45	$19.50	$18.39
Low	14.76	15.20	15.40	16.35

Dividends declared and paid	$0.10	$0.10	$0.10	$0.10

There is no established public trading market for our Class B common stock. As of February 1, 2003, there were approximately 3,100 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in “street name”), and 24 holders of Class B common stock. As of February 1, 2003, the closing price of our Class A common stock was $19.59 per share.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2003 will be $0.10 per common share.

For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity” and Notes 1 and 12 to the consolidated financial statements.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 31, 2002. These plans include a stock option plan and a director compensation plan. Details regarding these plans can be found in Notes 1 and 8 to the consolidated financial statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:
Stock option plan	2,014,688	$14.04	5,401,363
Director’s deferred compensation plan	16,917		33,083

Total	2,031,605		5,434,446

Equity compensation plans not approved by shareholders:	None	None	None

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA (1)

	As of or for the year ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$78,475	$70,492	$59,780	$55,363	$52,157
Traditional life insurance premiums	121,999	114,998	83,830	82,569	81,752
Accident and health premiums	493	3,044	9,654	13,361	11,721
Net investment income	348,359	285,087	221,369	225,820	228,067
Realized losses on investments	(14,879)	(15,878)	(25,960)	(2,342)	(4,878)
Total revenues	541,115	474,590	367,618	394,986	389,621
Income from continuing operations	50,668	40,401	38,747	54,325	52,675
Cumulative effect of change in accounting for derivative instruments	–	344	–	–	–
Income/gain from discontinued operations	–	–	600	1,385	1,265
Net income	50,668	40,745	39,347	55,710	53,940
Net income applicable to common stock	46,331	36,543	39,197	55,560	53,790
Per common share:
Income from continuing operations	1.68	1.32	1.27	1.68	1.56
Income from continuing operations – assuming dilution	1.64	1.30	1.25	1.65	1.52
Earnings	1.68	1.33	1.29	1.72	1.60
Earnings – assuming dilution	1.64	1.31	1.27	1.69	1.56
Cash dividends	0.40	0.40	0.36	0.33	0.30
Weighted average common shares outstanding – assuming dilution	28,168,508	27,867,140	30,799,891	32,829,972	34,400,513
Consolidated Balance Sheet Data
Total investments	$5,387,369	$4,300,856	$2,870,659	$2,950,200	$3,031,436
Assets held in separate accounts	347,717	356,448	327,407	256,028	190,111
Total assets	6,799,449	5,629,189	3,704,046	3,662,331	3,650,960
Long-term debt	–	40,000	40,000	40,000	71
Total liabilities	5,955,362	4,883,574	3,130,101	3,060,178	2,965,869
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	97,000	97,000	97,000	97,000	97,000
Series C redeemable preferred stock	85,514	82,691	–	–	–
Total stockholders’ equity (2)	661,363	565,793	476,803	505,008	583,588
Book value per common share	23.71	20.53	17.35	15.94	17.75
Other Data (Unaudited)
Statutory capital and surplus (3)	391,762	378,226	311,901	301,542	376,929
Net statutory premiums collected (4)	1,349,378	672,097	312,854	291,281	310,247
Life insurance in force, net	27,131,474	27,456,025	20,544,870	19,198,748	18,367,078

Notes to Selected Consolidated Financial Data

(1)	Amounts for 2001 and 2002 are impacted by the acquisition of Kansas Farm Bureau Life Insurance Company, Inc. effective January 1, 2001 and coinsurance transactions with National Travelers Life Insurance Company and American Equity Investment Life Insurance Company during 2001.
(2)	Amounts are impacted by unrealized gains (losses) on investments, net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserves, totaling $95.1 million in 2002, $39.4 million in 2001, ($22.4) million in 2000, ($49.9) million in 1999 and $50.1 million in 1998.
(3)	Statutory data has been derived from the annual statements of our insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
(4)	Net statutory premiums include premiums collected from annuities and universal life-type products. These premiums are not reported as revenues in accordance with accounting principles generally accepted in the United States. Amounts include premiums assumed from American Equity Investment Life Insurance Company totaling $837.9 million in 2002 and $280.0 million in 2001. The reinsurance agreement with American Equity continues through 2003 with respect to the assumption of new business. Amounts also include internal rollover premiums to variable universal life or variable annuity contracts totaling $7.0 million in 2002, $10.2 million in 2001, $25.0 million in 2000, $17.1 million in 1999 and $29.5 million in 1998.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We sell universal life, variable universal life, and traditional life insurance and traditional and variable annuity products. These products are principally marketed through a core distribution force consisting of approximately 1,990 exclusive Farm Bureau agents in the midwestern and western sections of the United States. Variable universal life and variable annuity products are also marketed in other states through alliances with unaffiliated Farm Bureau companies. We also market variable products through alliances with three life insurance companies and a regional broker/dealer not affiliated with Farm Bureau. In addition to writing direct insurance business, we assume through coinsurance agreements a percentage of certain business written by American Equity Investment Life Insurance Company (American Equity) and National Travelers Life Company (NTL). These coinsurance agreements utilize excess capital and increase our volume of business in force. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage NTL and three Farm Bureau affiliated property-casualty insurance companies.

Significant Accounting Policies and Estimates

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting polices, see Note 1 to our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States (GAAP), premiums and considerations received for equity-indexed products and interest sensitive products such as universal life insurance and ordinary annuities are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. For equity-indexed products, proceeds from call options are earned from a portion of the funds deposited, which are passed through to the contract holders in the form of index credits. Index credits and interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For participating traditional life insurance, equity-indexed and interest sensitive products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements. The following is a summary of our significant accounting estimates, as well as the hypothetical effects of changes in the material assumptions used to develop each estimate:

Balance Sheet Caption	Description of Critical Estimate	Assumptions/Approach Used	Effect if Different Assumptions/ Approach Used
Fixed maturities—available for sale.	We estimate the fair values of securities that are not actively traded.

Fair values are principally estimated using a matrix calculation assuming a spread over U. S. Treasury bonds. The spread is based on current interest rates, risk assessment of the bonds and the current market environment.

We believe that reasonable changes in the interest spread, ranging from 20 basis points to 100 basis points, depending upon credit quality, would produce a total value ranging from $264.0 million to $272.4 million, as compared to the recorded amount of $268.1 million. Unrealized gains and losses on these securities are recorded directly in stockholders’ equity, net of offsets, as a component of accumulated other comprehensive income or loss.

Fixed maturities—available for sale and equity securities

We are required to exercise judgement to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.

We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value and other key economic measures. We also evaluate our ability and intent to hold the security.

At December 31, 2002, we had 177 fixed maturity and equity securities with gross unrealized losses totaling $55.5 million. Included in the gross unrealized losses are losses attributable to both movement in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition—Investments” section that follows. Net income would be reduced by approximately $30.1 million if all these securities were deemed to be other than temporarily impaired.

Balance Sheet Caption	Description of Critical Estimate	Assumptions/Approach Used	Effect if Different Assumptions/ Approach Used
Deferred policy acquisition costs

Amortization of deferred policy acquisition costs for participating life insurance and interest sensitive products is dependent upon estimates of current and future gross profits or margins on this business. Key assumptions used include the following:

•    yield on investments

      supporting the liabilities,

•    amount of interest or

      dividends credited to the

      policies,

•    amount of policy fees and

      charges,

•    amount of expenses

      necessary to maintain the

      policies, and

•    amount of death and

      surrender benefits and the

      length of time the policies

      will stay in force.

These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.

Amortization of deferred policy acquisition costs for participating life insurance and interest sensitive products is expected to total $26.3 million for 2003, excluding the impact of new production in 2003. A 10 percent increase in estimated gross profits for 2003 would result in $3.5 million of additional amortization expense. Correspondingly, a 10 percent decrease in estimated gross profits would result in $3.6 million less amortization expense.

Future policy benefits

Reserves for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates, and dividend crediting rates.

The development of reserves for future policy benefits for equity-indexed products requires the valuation of the embedded derivatives relating to the contract holder’s right to participate in one or more market indexes. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indexes, risk free interest rates, market returns and the expected lives of the contracts.

These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant. For equity-indexed products, these assumptions are revised at each balance sheet date.

Due to the number of independent variables inherent in the calculation of traditional life insurance reserves and reserves for the embedded derivatives in equity-indexed annuities, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Balance Sheet Caption	Description of Critical Estimate	Assumptions/Approach Used	Effect if Different Assumptions/ Approach Used
Other assets/liabilities

The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2002 totaled $4.4 million.

We have assumed the expected long-term rate of return on plan assets will be 7.00%, which is approximately equal to the rate earned historically. In estimating the discount rate (7.25% for 2002), we based it on the rate of return currently available on high quality, fixed-income investments.

A 50 basis point decrease in the expected return on assets would result in a $0.2 million increase in pension expense. A 50 basis point decrease in the assumed discount rate would result in a $0.2 million increase in pension expense. A 50 basis point increase in these rates would result in a decrease to expense at a level generally commensurate with that noted above.

Significant Transactions Impacting the Comparability of Results

During 2001, we entered into a coinsurance agreement with American Equity whereby we assumed 70% of certain fixed and equity-indexed annuity business written by American Equity from August 1, 2001 to December 31, 2001. The agreement also provides for us to assume 40% of certain new business written by American Equity during 2002 and 2003. This agreement was accounted for as the reinsurance of an in force block of business as of October 1, 2001, and the regular coinsurance of the business written thereafter. Accordingly, our consolidated statements of income include revenues and expenses pertaining to this business for 2002 and the fourth quarter of 2001. Reserves transferred to us in connection with the assumption of the in force block of business totaled $138.7 million. Collected premiums assumed as a result of this agreement totaled $837.9 million for 2002 and $280.0 million for the fourth quarter of 2001.

Effective May 1, 2001, we entered into a coinsurance agreement with NTL whereby we assumed 90% of NTL’s traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL’s traditional life, universal life and annuity business issued on an ongoing basis. Assets acquired on May 1, 2001 in connection with this transaction totaled $337.2 million. Collected premiums assumed as a result of this agreement totaled $20.8 million for 2002 compared to $13.3 million for 2001.

Effective January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, Inc. (Kansas Farm Bureau Life), a single-state life insurance company selling traditional life and annuity products in Kansas. In connection with this acquisition, we assumed all of Kansas Farm Bureau Life’s insurance business through an assumption reinsurance agreement. As a result of the acquisition, our geographic market territory expanded into the state of Kansas for our traditional products and our exclusive agency force increased by 336 agents. Assets acquired with this transaction totaled $695.4 million. Premiums collected on business issued in Kansas totaled $124.6 million in 2002 and $77.3 million in 2001.

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

Results of Operations for the Three Years Ended December 31, 2002

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income	$50,668	$40,745	$39,347
Less dividends on Series B and C preferred stock	(4,337)	(4,202)	(150)

Net income applicable to common stock	$46,331	$36,543	$39,197

Earnings per common share	$1.68	$1.33	$1.29

Earnings per common share – assuming dilution	$1.64	$1.31	$1.27

Net income applicable to common stock increased 26.8% in 2002 to $46.3 million and decreased 6.8% in 2001 to $36.5 million. The increase in net income for 2002 is due to an increase in the volume of business in force resulting from the inclusion of a full year of business from American Equity and NTL, as well as increases in sales from our core distribution agency force. Results in 2002 also benefited from an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions. The decrease in net income in 2001 is due primarily to a decrease in equity income and a reduction of net investment income resulting from stock repurchase activity during 2000. The impact of these items were partially offset by net income generated from the Kansas Farm Bureau Life, NTL and American Equity transactions, an increase in fee income from mortgage loan prepayments and bond calls and a reduction in realized losses on investments. The change in earnings per common share from year to year is impacted by changes in the weighted average common shares outstanding. Weighted average common shares outstanding, assuming dilution, increased 1.1% to 28,168,508 in 2002 and decreased 9.5% to 27,867,140 in 2001 from 30,799,891 in 2000. The decrease in 2001 is the result of acquisitions of common stock by the Company primarily during 2000.

A summary of our premiums and product charges is as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive product charges	$78,475	$70,492	$59,780
Traditional life insurance premiums	121,999	114,998	83,830
Accident and health premiums	493	3,044	9,654

Total	$200,967	$188,534	$153,264

Premiums and product charges increased 6.6% in 2002 to $201.0 million and 23.0% in 2001 to $188.5 million. The increase in 2002 is due primarily to the inclusion of a full year of American Equity and NTL activity. Revenues from the American Equity and NTL business included interest sensitive product charges totaling $11.9 million in 2002 and $6.9 million in 2001 and traditional life insurance premiums totaling $5.1 million in 2002 and $3.8 million in 2001. In addition, the 2002 cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. The 2001 increase in premiums and product charges is due primarily to the addition of the Kansas Farm Bureau Life, NTL and American Equity business. Revenues from the Kansas Farm Bureau Life business in 2001 included interest sensitive product charges of $1.4 million, traditional life insurance premiums of $25.0 million and accident and health premiums of $2.7 million. Accident and health premiums decreased as a result of 100% coinsurance agreements to reinsure our individual long-term disability income business effective September 1, 2001 and 2000.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 22.2% in 2002 to $348.4 million and increased 28.8% in 2001 to $285.1 million. These increases are due to an increase in average invested assets of 25.8% to $4,845.3 million (based on securities at amortized cost) compared to $3,850.2 million in 2001 and $2,991.3 million in 2000. The increase in average invested assets in 2002 and 2001 is due to cash and investments received pursuant to the American Equity and NTL coinsurance agreements and net premium inflows from our core distribution agency force. Average invested assets also increased in 2001 due to the acquisition of approximately $620.9 million in investments from the Kansas Farm Bureau Life transaction. The annualized yield earned on average invested assets was 7.19% in 2002 and 7.40% in 2001 and

2000. Changing market conditions in 2002, 2001 and 2000 decreased our investment portfolio yield as investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. However, in 2001 an increase in prepayment fees and bond call income offset the impact of these market conditions. Fee income from mortgage loan prepayments and bond calls totaled $1.8 million in 2002, $4.8 million in 2001 and $0.4 million in 2000. Net investment income includes $4.0 million in 2002, $0.6 million in 2001 and $0.1 million in 2000 representing an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions during the respective periods. See “Financial Condition—Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) totaled ($10.4) million in 2002 compared to $0.1 million in 2001. Our derivative income (loss) consists of unrealized gains and losses on the value of call options used to fund returns on our equity-indexed annuity contracts assumed from American Equity and on the value of the conversion feature embedded in convertible fixed maturity securities. In addition, derivative income (loss) includes proceeds from the exercise of the call options. The increase in derivative loss is due to the increase in equity-indexed business assumed from American Equity and a decline in the value of the related call options resulting from the passage of time and a general decline in the equity markets during 2002. Changes in the value of the call options are partially offset by corresponding changes in the value of the embedded derivatives in the underlying equity-indexed contracts. Changes in the value of these embedded derivatives are recorded as a component of interest sensitive product benefits. Derivative income (loss) will fluctuate based on market conditions and could result in income or loss.

Realized losses on investments decreased 6.3% in 2002 to $14.9 million and decreased 38.8% in 2001 to $15.9 million. Realized losses include writedowns of investments that became other-than-temporarily impaired totaling $29.3 million in 2002, $16.8 million in 2001 and $24.5 million in 2000. These writedowns are the result of the issuers of the securities having deteriorating operating trends, alleged corporate fraud, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective years. Approximately $8.5 million of the realized losses in 2002 were from securities issued by or affiliated with WorldCom Inc., including $1.9 million of losses assumed from an investment in WorldCom, Inc. bonds made by a variable alliance partner. Our 2002 losses also include approximately $7.8 million from securities issued by United Air Lines. Approximately $8.4 million of the realized losses in 2001 were from four securities issued by or affiliated with Enron Corporation. Approximately $14.4 million of the realized losses in 2000 were from eight securities that were investment grade when acquired. The level of realized gains (losses) is subject to fluctuation from year to year depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Policy benefits:
Interest sensitive products benefits	$208,578	$169,272	$127,605
Traditional life insurance and accident and health benefits	74,728	80,492	60,229
Increase in traditional life and accident and health future policy benefits	33,262	23,680	19,066
Distributions to participating policyholders	29,540	29,564	25,043

Total	$346,108	$303,008	$231,943

Policy benefits increased 14.2% in 2002 to $346.1 million and 30.6% in 2001 to $303.0 million. The increase in 2002 is due primarily to the inclusion of a full year of American Equity and NTL business and an increase in our direct business in force. Benefits incurred from the American Equity and NTL business include interest sensitive product benefits of $50.6 million in 2002 and $17.2 million in 2001, traditional life insurance and accident and health benefits, including change in reserves, of $4.3 million in 2002 and $3.1 million in 2001 and distributions to participating policyholders of $1.2 million in 2002 and $0.8 million in 2001. Partially offsetting the increase in

2002 was the impact of reductions in dividend and interest crediting rates on many of our products made in response to a declining investment portfolio yield. Interest crediting rates were decreased at various dates throughout the year to 5.20% on our primary fixed annuity product and 5.55% on our primary universal life insurance product. The dividend rate on our participating life policies was also reduced effective October 1, 2002. The increase in policy benefits during 2002 was also offset by a $1.3 million reduction in reserves relating to the discontinuation of certain group life business. Changes in the value of the embedded derivatives included in the equity-indexed annuity contracts resulted in an increase in the reserve for interest sensitive products totaling $1.0 million for 2002 and $1.2 million for 2001. The increase in policy benefits in 2001 is due primarily to the addition of the Kansas Farm Bureau Life, NTL and American Equity business. Benefits incurred from the Kansas Farm Bureau Life business in 2001 included interest sensitive product benefits of $24.2 million, traditional life insurance and accident and health benefits, including change in reserves, of $26.4 million and distributions to participating policyholders of $3.4 million. Traditional life benefits also increased in 2001 due to increased death benefits on our direct business and our participation in a reinsurance pool for catastrophic events. We incurred $1.6 million of death benefits in 2001 for losses from this pool resulting from the terrorist attacks on September 11, 2001. Partially offsetting these increases was a decrease in accident and health benefits as a result of the 100% coinsurance of our long-term disability income business during 2001 and 2000. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

A summary of our underwriting, acquisition and insurance expenses is as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$12,379	$11,434	$9,951
Amortization of deferred policy acquisition costs	22,666	15,444	10,821
Amortization of value of insurance in force acquired	1,643	3,632	861
Other underwriting, acquisition and insurance expenses, net of deferrals	65,761	61,965	51,297

Total	$102,449	$92,475	$72,930

Underwriting, acquisition and insurance expenses increased 10.8% in 2002 to $102.4 million and 26.8% in 2001 to $92.5 million. The increase in 2002 is due primarily to the inclusion of a full year of American Equity and NTL business, while the increase in 2001 is due primarily to the addition of Kansas Farm Bureau Life, NTL and American Equity business. Expenses from NTL and American Equity business include commission and expense allowances totaling $4.1 million for 2002 compared to $2.2 million for 2001 and amortization of deferred policy acquisition costs totaling $7.6 million for 2002 compared to $0.6 million for 2001. Underwriting, acquisition and insurance expenses relating to the Kansas Farm Bureau Life business totaled $13.0 million in 2001. The increases in 2002 are offset by (i) a $2.0 million decrease in amortization of value of insurance in force acquired resulting principally from the impact of realized losses on investments backing the related policyholder liabilities, (ii) a reduction in other underwriting expense due to the discontinuation of the amortization of goodwill and (iii) a reduction in expenses as a result of the 100% coinsurance of our long-term disability income business during 2001. The 2001 increase in expenses was partially offset by a $1.0 million recovery of excess royalty fees paid in prior years for our agreement with the Iowa Farm Bureau Federation to use the “Farm Bureau” and “FB” designations in the state of Iowa. The increase in amortization of deferred policy acquisition costs in 2001 is due partly to a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. In addition, amortization increased due to an increase in the unamortized acquisition cost asset caused by the growth in the volume of business in force. Other underwriting, acquisition and insurance expenses includes goodwill amortization totaling $0.9 million in 2001 and $0.7 million in 2000. See Note 1 to the consolidated financial statements for a discussion of the accounting for goodwill amortization beginning in 2002.

Pension expense, which is included in other underwriting, acquisition and insurance expenses, is expected to increase to approximately $5.3 million in 2003 from $4.4 million in 2002. This increase is due to several factors including salary increases, the impact of actual investment experience of plan assets and other experience being different than expected and a decrease in the discount rate used to calculate plan liabilities.

Interest expense decreased 61.5% in 2002 to $0.7 million and decreased 51.4% in 2001 to $1.8 million. The decreases in 2002 and 2001 are due to a decrease in the interest rate on our $40.0 million variable-rate debt. In addition, for 2001 there was as a decrease in average debt outstanding.

Income taxes increased 28.5% in 2002 to $23.9 million and 36.6% in 2001 to $18.6 million. The effective tax rate was 30.1% for 2002, 29.2% for 2001 and 30.3% for 2000. The effective tax rates were lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income in 2002, 2001 and 2000. The decrease in the effective tax rate in 2001 compared to 2000 is due primarily to a change in the estimate of certain deferred tax liabilities.

Equity income, net of related income taxes, decreased 15.7% in 2002 to $0.2 million and decreased 97.9% in 2001 to $0.3 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of when financial information from these entities is available, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies, whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. The income in 2000 is primarily unrealized appreciation on two internet-related equity securities owned by two of these venture capital investment companies. A substantial portion of the positions held by the equity investees in these two entities was distributed to us and subsequently sold during 2000. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income includes $1.4 million in 2002 and 2001 and $0.4 million in 2000, representing our share of its net income. In addition, equity income is net of goodwill amortization totaling $0.4 million in 2001 and 2000. See Note 1 to the consolidated financial statements for a discussion of the accounting for goodwill amortization beginning in 2002. Also, see the “Other Assets” section following for additional information regarding the composition of our equity investees.

Dividends on Series B and C preferred stock totaled $4.3 million in 2002, $4.2 million in 2001 and $0.2 million in 2000. The increase for 2002 is due to the accretion of the original issue discount on the Series C preferred stock. The increase for 2001 is due to the issuance of the Series C preferred stock in connection with our acquisition of Kansas Farm Bureau Life on January 1, 2001.

Discontinued Operations

We recorded a gain of $0.6 million in 2000, net of related income taxes, on the sale of Utah Farm Bureau Insurance Company (Utah Insurance), a former wholly-owned property-casualty insurance company, to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate. We did not record any gain during 2002 or 2001 as the loss ratio of the related Utah business was higher than the threshold loss ratio in the earn-out calculation included in the sales agreement. The earn-out period under the sales agreement ended December 31, 2002.

Segment Information

Management analyzes financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment. See Note 13 of the notes to consolidated financial statements for additional information regarding segment information.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments. Operating income represents net income excluding the impact of realized gains and losses on investments, cumulative effect of change in accounting principle and discontinued operations. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. A reconciliation of net income to pre-tax operating income follows.

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net income	$50,668	$40,745	$39,347
Realized losses on investments	14,879	15,878	25,960
Change in amortization of:
Deferred policy acquisition costs	(867)	(2,297)	(1,635)
Value of insurance in force acquired	(1,170)	76	(255)
Unearned revenue reserve	(82)	218	138
Income tax offset	(4,467)	(4,856)	(8,473)

Realized losses, net of offsets	8,293	9,019	15,735
Income taxes on operating income	28,454	23,568	28,643
Cumulative effect of change in accounting for derivative instruments	–	(344)	–
Gain on disposal of property-casualty operations net of related income taxes	–	–	(600)

Pre-tax operating income	$87,415	$72,988	$83,125

A discussion of our operating results, by segment, follows.

Traditional Annuity Segment

	Year ended December 31,
	2002	2001	2000
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$1,700	$1,001	$1,171
Net investment income	184,969	126,784	90,490
Derivative income (loss)	(9,822)	953	–

	176,847	128,738	91,661
Benefits and expenses	147,415	108,265	75,911

Pre-tax operating income	$29,432	$20,473	$15,750

Other data
Annuity premiums collected, net of reinsurance	$1,040,684	$388,787	$45,091
Policy liabilities and accruals, end of year	3,111,897	2,078,186	1,132,970

Pre-tax operating income for the traditional annuity segment increased 43.8% in 2002 to $29.4 million and 30.0% in 2001 to $20.5 million. Pre-tax operating income and the volume of revenues, benefits and expenses increased in 2002 primarily due to the inclusion of a full year of NTL and American Equity business and increases in sales from our core distribution agency force. Also contributing to the increase in pre-tax operating income in 2002 was the acceleration of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. The increase in 2001 is due to the addition of Kansas Farm Bureau Life, NTL and American Equity business and an increase in bond call and prepayment fee income. Annuity premiums collected from American Equity and NTL business totaled $842.7 million in 2002 and $281.8 million in 2001. Direct annuity premiums collected increased 85.2% in 2002 to $198.0 million. Annuity premiums received as a result of the Kansas Farm Bureau Life acquisition totaled $48.6 million in 2001. As noted in the policy benefits discussion above, we decreased crediting rates by a total of 40 basis points on our primary annuity contract on various dates in

2002 in response to a decline in our investment portfolio yield. The crediting rate on our flexible premium deferred annuity was also reduced 40 basis points during 2001 as a result of the general decline in market interest rates during 2001.

Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2002	2001	2000
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$42,859	$39,327	$31,651
Traditional life insurance premiums and other income	121,999	114,998	83,940
Net investment income	146,589	141,611	106,867
Derivative loss	(482)	(891)	–

	310,965	295,045	222,458
Benefits and expenses	249,932	244,624	178,206

Pre-tax operating income	$61,033	$50,421	$44,252

Other data
Life premiums collected, net of reinsurance	$173,964	$163,684	$125,860
Policy liabilities and accruals, end of year	1,953,125	1,892,070	1,372,946

Pre-tax operating income for the traditional and universal life insurance segment increased 21.0% in 2002 to $61.0 million and 13.9% in 2001 to $50.4 million. Revenues, benefits, expenses and pre-tax operating income for 2002 increased due principally to the inclusion of a full year of NTL business and increases in the volume of business from our core distribution agency force. The increase in pre-tax income and the volume of business in force in 2001 is due primarily to the addition of the Kansas Farm Bureau Life and NTL business. Life insurance premiums collected from the NTL business totaled $16.0 million in 2002 and $11.5 million in 2001. Life insurance premiums received as a result of the Kansas Farm Bureau Life acquisition totaled $25.9 million in 2001. As noted in the discussion of policy benefits above, pre-tax operating income in 2002 benefited from a $1.3 million reserve reduction relating to the discontinuation of certain group life business. Total benefits and expenses were also impacted by decreases in interest and dividend crediting rates, including decreases of 30 basis points in 2002 and 25 basis points in 2001 on our primary universal life insurance product. Benefits for 2001 include $1.6 million in losses resulting from the terrorist attacks on September 11, 2001. Also, amortization of deferred policy acquisition costs decreased by $4.2 million in 2002 and increased $1.4 million in 2001 due to changes in the assumptions used to calculate deferred policy acquisition costs. On a consolidated basis the impact of these assumption changes was largely offset by the impact of assumption changes made in the amortization of deferred policy acquisition costs in the variable segment.

Variable Segment

	Year ended December 31,
	2002	2001	2000
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$33,834	$30,382	$27,096
Net investment income	11,909	10,198	9,007
Other income	817	829	910

	46,560	41,409	37,013
Benefits and expenses	47,398	35,862	35,778

Pre-tax operating income (loss)	$(838)	$5,547	$1,235

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$127,321	$106,129	$107,329
Policy liabilities and accruals, end of year	191,819	149,279	122,081
Separate account assets, end of year	347,717	356,448	327,407

Pre-tax operating income (loss) for the variable segment totaled ($0.8) million in 2002, compared to $5.5 million in 2001 and $1.2 million in 2000. The 2002 pre-tax operating loss is primarily attributable to increases in death benefits and amortization of deferred policy acquisition costs. Death benefits in excess of related account values on variable universal life policies increased 62.5% to $9.7 million in 2002 and increased 9.9% to $6.0 million in 2001. Amortization of deferred policy acquisition costs increased $3.7 million in 2002 and decreased $1.5 million in 2001 due to changes in the assumptions used to calculate deferred policy acquisition costs. As noted above, on a consolidated basis the impact of these assumption changes was largely offset by the impact of assumption changes made in the amortization of deferred policy acquisition costs in the traditional and universal life insurance segment. Expenses were reduced by $1.0 million in 2001 as a result of the recovery of certain royalty fees as discussed above. Operating revenues increased 12.4% in 2002 compared to 11.9% in 2001, due to growth in the volume of business in force. The variable segment does not currently contribute significantly to our bottom line due to fee income structure on these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows and the significant fixed costs of administering the business are spread over a larger block of policies.

Corporate and Other Segment

	Year ended December 31,
	2002	2001	2000
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Accident and health insurance premiums	$493	$3,044	$9,654
Net investment income	4,892	6,494	15,005
Derivative income (loss)	(114)	38	–
Other income	16,269	15,918	17,925

	21,540	25,494	42,584
Benefits and expenses	19,032	24,374	34,729

	2,508	1,120	7,855
Minority interest	(5,050)	(4,963)	(4,730)
Equity income, before tax	330	391	18,763

Pre-tax operating income (loss)	$(2,212)	$(3,452)	$21,888

Pre-tax operating income (loss) for the corporate and other segment totaled ($2.2) million in 2002, compared to ($3.5) million in 2001 and $21.9 million in 2000. The fluctuations in pre-tax operating income are primarily due to the fluctuations in equity income as described above. The decrease in net investment income in 2001 is due to a decrease in average invested assets resulting from a smaller volume of accident and health business in force and a $75.0 million stock repurchase and tender offer during the fourth quarter of 2000. As noted above, we sold our long-term disability income business through two coinsurance agreements in 2000 and 2001. These agreements decreased the level of operations reflected in the corporate and other segment.

Financial Condition

Investments

Our total investment portfolio increased 25.3% to $5,387.4 million at December 31, 2002 compared to $4,300.9 million at December 31, 2001. This increase is primarily the result of net cash received from interest sensitive and equity-indexed products and positive cash flow provided by operating activities.

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

Our investment portfolio is summarized in the table below:

	December 31,
	2002		2001		2000
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$3,801,914	70.6%	$2,773,290	64.5%	$1,727,513	60.2%
144A private placement	556,102	10.3	590,867	13.7	402,877	14.0
Private placement	263,255	4.9	271,993	6.3	169,042	5.9

Total fixed maturities	4,621,271	85.8	3,636,150	84.5	2,299,432	80.1
Equity securities	21,545	0.4	39,733	0.9	30,781	1.1
Mortgage loans on real estate	483,627	9.0	385,307	9.0	321,862	11.2
Investment real estate:
Acquired for debt	2,131	0.1	2,321	0.1	5,285	0.2
Investment	22,900	0.4	17,735	0.4	18,535	0.6
Policy loans	178,997	3.3	181,054	4.2	125,987	4.4
Other long-term investments	6,032	0.1	5,693	0.1	4,118	0.1
Short-term investments	50,866	0.9	32,863	0.8	64,659	2.3

Total investments	$5,387,369	100.0%	$4,300,856	100.0%	$2,870,659	100.0%

As of December 31, 2002, 94.9% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2002, the investment in non-investment grade debt was 5.1% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of December 31, 2002 is as follows:

	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$647,864	$589,087	$54,094	$58,777	$(2,955)
Manufacturing	461,506	371,838	34,564	89,668	(5,660)
Mining	138,824	126,829	10,270	11,995	(1,760)
Retail trade	80,359	64,602	6,374	15,757	(4,016)
Services	51,177	42,186	1,483	8,991	(327)
Transportation	316,758	207,559	17,908	109,199	(25,119)
Public utilities	133,859	94,068	6,555	39,791	(3,942)
Other	50,045	49,564	3,693	481	(248)

Total corporate securities	1,880,392	1,545,733	134,941	334,659	(44,027)
Mortgage and asset-backed securities	2,428,654	2,251,725	109,528	176,929	(5,029)
United States Government and agencies	215,525	152,591	7,168	62,934	(3,077)
State, municipal and other governments	96,700	82,039	6,284	14,661	(2,024)

Total	$4,621,271	$4,032,088	$257,921	$589,183	$(54,157)

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities.

		December 31,
		2002		2001		2000
NAIC Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	(AAA, AA, A)	$3,317,078	71.8%	$2,297,216	63.2%	$1,386,708	60.3%
2	(BBB)	1,068,194	23.1	1,141,122	31.4	761,932	33.1

	Total investment grade	4,385,272	94.9	3,438,338	94.6	2,148,640	93.4
3	(BB)	157,231	3.4	129,748	3.5	120,495	5.2
4	(B)	49,872	1.0	47,777	1.3	21,762	1.0
5	(CCC, CC, C)	26,183	0.6	9,582	0.3	6,478	0.3
6	In or near default	2,713	0.1	10,705	0.3	2,057	0.1

	Total below investment grade	235,999	5.1	197,812	5.4	150,792	6.6

	Total fixed maturities	$4,621,271	100.0%	$3,636,150	100.0%	$2,299,432	100.0%

(1)	Private placement securities are generally rated by the Securities Valuation Office of the NAIC. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following table sets forth the composition by credit quality of the fixed maturity securities with gross unrealized losses as of December 31, 2002.

NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	(AAA, AA, A)	$262,679	44.6%	$(4,670)	8.6%
2	(BBB)	198,109	33.6	(21,731)	40.1

	Total investment grade	460,788	78.2	(26,401)	48.7
3	(BB)	77,070	13.1	(12,599)	23.3
4	(B)	32,831	5.6	(7,671)	14.2
5	(CCC, CC, C)	17,200	2.9	(3,097)	5.7
6	In or near default	1,294	0.2	(4,389)	8.1

	Total below investment grade	128,395	21.8	(27,756)	51.3

	Total	$589,183	100.0%	$(54,157)	100.0%

As of December 31, 2002, $26.4 million or 48.7%, of the gross unrealized losses on our fixed maturity securities are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell the securities.

As of December 31, 2002, $27.8 million, or 51.3%, of the gross unrealized losses on our fixed maturity securities are rated below investment grade. We believe the issuers of these securities will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at December 31, 2002 is as follows.

	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,970	$(3,361)
Due after one year through five years	54,677	(7,924)
Due after five years through ten years	95,545	(11,848)
Due after ten years	247,086	(25,321)

	399,278	(48,454)
Mortgage and asset-backed securities	176,929	(5,029)
Redeemable preferred stock	12,976	(674)

Total	$589,183	$(54,157)

At December 31, 2002, no securities from the same issuer had an aggregate unrealized loss in excess of $3.4 million.

Mortgage and other asset-backed securities constitute a significant portion of our portfolio of securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or “tranches” which provide sequential retirement of the bonds. We invest in sequential tranches, which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We do not purchase certain types of collateralized mortgage obligations that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, interest only, principal only, floater, inverse floater, PAC II, Z and support tranches. However, in connection with the Kansas Farm Bureau Life acquisition, we did acquire Z securities with a carrying value of $37.5 million at December 31, 2002. These securities generally tend to have more duration risk (risk the security’s price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio.

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at December 31, 2002, summarized by type of security.

	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,560,867	$1,573,721	$1,624,949	35.2%
Pass through	159,415	159,492	165,280	3.6
Planned and targeted amortization class	131,979	132,555	136,926	3.0
Other	49,498	50,597	53,546	1.1

Total residential mortgage-backed securities	1,901,759	1,916,365	1,980,701	42.9
Commercial mortgage-backed securities	235,625	233,358	255,385	5.5
Other asset-backed securities	186,771	189,754	192,568	4.2

Total mortgage and asset-backed securities	$2,324,155	$2,339,477	$2,428,654	52.6%

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

At December 31, 2002, we held $21.5 million or 0.4% of invested assets in equity securities. At December 31, 2002, gross unrealized gains totaled $0.7 million and gross unrealized losses totaled $1.4 million on these securities.

At December 31, 2002, we held $483.6 million or 9.0% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 2002, mortgages more than 60 days delinquent accounted for less than 2.0% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at December 31, 2002 include: Pacific (27.7%), which includes California; and West South Central (16.7%), which includes Oklahoma and Texas. Mortgage loans on real estate are also diversified by collateral type with office buildings (38.8%), retail facilities (30.3%) and industrial facilities (26.4%) representing the largest holdings at December 31, 2002.

Other Assets

Deferred policy acquisition costs increased 30.2% to $468.8 million at December 31, 2002 due to the capitalization of costs incurred with new sales, principally from the American Equity coinsurance agreement. Assets held in separate accounts decreased 2.4% to $347.7 million at December 31, 2002 due primarily to fluctuations in market value, partially offset by the transfer of net premiums to the separate accounts. At December 31, 2002, we had total assets of $6,799.5 million, a 20.8% increase from total assets at December 31, 2001.

The securities and indebtedness of related parties line on the balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
American Equity Investment Life Holding Company, common and preferred stock	$31,667	$29,883
Berthel Fisher and Company and affiliates	4,059	6,177
Venture capital investment partnerships (8 in 2002 and 2001)	2,340	5,553
Real estate investment partnerships (5 in 2002 and 7 in 2001)	8,268	15,556
Mortgage loans and other	6,047	1,648

	52,381	58,817
Proportionate share of net unrealized investment losses of equity investees	(4,096)	(1,036)

Securities and indebtedness of related parties	$48,285	$57,781

Securities and indebtedness of related parties decreased 16.4% to $48.3 million due principally to a decrease in real estate held as securities and indebtedness of related parties and an increase in our share of unrealized investment losses on investments (primarily fixed maturity securities) owned by American Equity Investment Life Holding Company. Since we record American Equity Investment Life Holding Company’s results one quarter in arrears, this reflects the valuation of its investments as of September 30, 2002 and 2001.

Liabilities and Redeemable Preferred Stock

Policy liabilities and accruals and other policyholders’ funds increased 27.1% to $5,318.3 million at December 31, 2002 primarily due to the addition of the American Equity business and growth in the volume of business in force from our core distribution system. We reclassified our $40.0 million debt from long-term to short-term as the debt is due September 17, 2003. Deferred income taxes increased 69.7% to $101.2 million at December 31, 2002 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities decreased 38.6% to $147.5 million at December 31, 2002 due primarily to a decrease in payables for security purchases. At December 31, 2002, we had total liabilities of $5,955.4 million, a 21.9% increase from total liabilities at December 31, 2001.

Our variable annuity contracts contain a guaranteed minimum death benefit (GMDB) rider. For a majority of our contracts, the GMDB provides for a return of the contract holder’s premiums deposited into the contract, net of partial withdrawals, upon the contract holder’s death. Our exposure to the GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $43.7 million at December 31, 2002 and $17.2 million at December 31, 2001. Reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.5 million at December 31, 2002 and $0.2 million at December 31, 2001.

Series C redeemable preferred stock increased 3.4% to $85.5 million at December 31, 2002 from $82.7 million at December 31, 2001. This increase represents the accretion of the discount on these securities. The Series C redeemable preferred stock was issued at an $11.6 million discount. The mandatory redemption is structured so that

49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006.

Stockholders’ Equity

Stockholders’ equity increased 16.9%, to $661.4 million at December 31, 2002, compared to $565.8 million at December 31, 2001. This increase is principally attributable to net income for the year and the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by dividends paid.

At December 31, 2002, common stockholders’ equity was $658.4 million, or $23.71 per share, compared to $562.8 million, or $20.53 per share at December 31, 2001. Included in stockholders’ equity per common share is $3.43 at December 31, 2002 and $1.43 at December 31, 2001 attributable to net unrealized investment gains resulting from marking our fixed maturity and equity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities increased stockholders’ equity $55.8 million during 2002, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes. The change in unrealized appreciation is primarily the result of a decrease in market interest rates as of December 31, 2002 compared to December 31, 2001.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The fixed maturity securities have laddered maturities and a weighted average life of 6.0 years at December 31, 2002 and 8.4 years at December 31, 2001. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

•	The average life of the portfolio.
•	The amount and speed at which market interest rates rise or fall.
•	The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates.
•	The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities decelerate during periods of increasing interest rates.

For a majority of our traditional insurance products, profitability is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. For variable and equity-indexed products, profitability on the portion of the policyholder’s account balance invested in the fixed general account option, if any, is also affected by the spreads earned. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.

For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 93% of our liabilities at December 31, 2002 and 92% at December 31, 2001. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2002 and 2001, interest rate guarantees on our direct interest sensitive products ranged from 3.00% to 5.50%. The weighted average guarantee was 3.39% at December 31, 2002 and 3.50% at December 31, 2001. At December 31, 2002, direct annuities and universal life products with an aggregate account value of $62.5 million were receiving interest credited at the guaranteed rate and direct annuities and universal life products with an aggregate account value of $14.3 million were receiving interest credited at a rate within 50 basis points of the applicable guaranteed rate.

For a substantial portion of business assumed from NTL and American Equity, NTL and American Equity, respectively, have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. While we are precluded from directly controlling these rates, we do manage certain aspects of NTL through a management agreement and have a representative on American Equity’s Board of Directors. Most of the traditional annuity and universal life insurance contracts assumed from American Equity and NTL have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 3.00% to 4.00%, with a weighted average crediting rate of 3.13% at December 31, 2002. For contracts assumed from NTL, these rates range from 3.00% to 4.00% with a weighted average crediting rate of 3.68% at December 31, 2002. At December 31, 2002, none of the contracts assumed from American Equity or NTL were receiving interest credited at a rate within 50 basis points of the applicable guaranteed rate.

For the equity-indexed products, we purchase, indirectly through American Equity, call options that are designed to match the return owed to contract holders who elect to participate in one or more market indexes. In 2002, proceeds from the maturity of call options totaled $3.8 million while related index amounts credited to contract holders’ account balances totaled $4.2 million. Profitability on the portion of the equity-indexed products tied to market indexes is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to match the returns owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. American Equity manages the cost of the call options through the terms of the equity-indexed annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at a cumulative annual rate of 3.00%. Profitability on the equity-indexed annuities in any given year is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability because we only purchase one-year call options, through American Equity, to fund the returns owed to the contract holders at the inception of each contract year. This practice matches well with the contract holders’ rights to switch to different indexes on each anniversary date. The value of the forward starting options embedded in the equity-indexed annuities can fluctuate with changes in assumptions as to future volatility of the market indexes, risk free interest rates, market returns and the lives of the contracts.

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

The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive products and supplementary contracts without life contingencies:

	Reserve Balance at December 31,
	2002	2001
	(Dollars in thousands)
Direct business:
Surrender charge rate:
Greater than or equal to 5%	$443,123	$388,835
Less than 5%, but still subject to surrender charge	302,145	359,339
Not subject to surrender charge	1,607,153	1,319,069
Not subject to surrender or discretionary withdrawal	173,279	165,350
Business assumed from NTL and American Equity:
Surrender charge rate:
Greater than or equal to 5%	1,313,861	478,556
Less than 5%, but still subject to surrender charge	106,899	163,054
Not subject to surrender charge	75,730	58,517
Not subject to surrender or discretionary withdrawal	7,718	7,922

Total	$4,029,908	$2,940,642

A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity portfolio was approximately 4.1 at December 31, 2002 and 5.1 at December 31, 2001. The effective duration of the interest sensitive products was approximately 4.4 at December 31, 2002 and 4.1 at December 31, 2001.

If interest rates were to increase 10% from levels at December 31, 2002 and 2001, our fixed maturity securities and short-term investments would decrease approximately $68.0 million at December 31, 2002 and $94.3 million at December 31, 2001. This hypothetical change in value does not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2002 and 2001, the fair value of our debt and mandatorily redeemable preferred stock of subsidiary trust would increase $2.1 million at December 31, 2002 and $2.8 million at December 31, 2001.

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

Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2002. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2002, 2001 and 2000. The mortality and expense fee rates range from 0.90% to 1.40% for 2002, 2001 and 2000. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts. In addition, we have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit provisions of our variable annuity contracts. See “Financial Condition—Liabilities and Redeemable Preferred Stock” for discussion of this exposure.

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

We acquired Class A common shares totaling 5,900 in 2001 and 4,358,397 in 2000 as a result of stock repurchases. These transactions reduced stockholders’ equity by $0.1 million in 2001 and $85.8 million in 2000.

We paid cash dividends on our common and preferred stock totaling $12.6 million in 2002, $12.5 million in 2001 and $11.0 million in 2000. Interest payments on the parent company’s 5% Subordinated Deferrable Interest Notes (the Notes), relating to the company-obligated mandatorily redeemable preferred stock of subsidiary trust, totaled $5.0 million in 2002, 2001 and 2000. It is anticipated that cash dividend requirements for 2003 will be $0.10 per quarter per common and Series C preferred share and $0.0075 per quarter per Series B preferred share, or approximately $12.7 million. In addition, interest payments on the Notes are estimated to be $5.0 million for 2003.

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

FBL Financial Group, Inc. expects to rely on available cash resources and on dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, it is anticipated that a combination of available cash resources, additional borrowings and dividends from Farm Bureau Life will be used to fund the scheduled redemption of the Series C preferred stock in 2004 ($45.3 million) and 2006 ($46.3 million).

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa insurance commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2003, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $39.2 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 2002, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $28.3 million at December 31, 2002.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, product charges on variable products, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in 2002, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. Net cash inflows (outflows) for the Life Companies’ continuing operations and financing activities relating to interest sensitive products provided funds totaling $1,068.0 million in 2002, $536.0 million in 2001 and ($36.5) million in 2000. The significant increases in net cash flows in 2002 and 2001 are due principally to the impact of the American Equity, Kansas Farm Bureau Life and NTL transactions. Net cash inflows are primarily used to increase the insurance companies’ fixed maturity and short-term investment portfolios. The net cash outflow for 2000 is primarily the result of a $32.8 million net payment for reserves pursuant to the individual disability income coinsurance arrangement and increased surrender benefits on interest sensitive products and rollovers from traditional products to variable products. This cash outflow was funded with available cash and cash provided from investing activities. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through membership in the Federal Home Loan Bank of Des Moines (FHLB), the Life Companies are eligible to establish and borrow on a line of credit to provide additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by the Life Companies, which supported a borrowing capacity of $84.6 million as of December 31, 2002. At December 31, 2002, we had outstanding borrowings of $40.0 million under this arrangement, leaving a borrowing capacity of $44.6 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475%

(1.37% at December 31, 2002). Fixed maturity securities with a carrying value of $46.8 million are on deposit with the FHLB as collateral for the note. It is management’s intention to refinance this note when it matures. In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2002.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(Dollars in thousands)
Contractual obligations:
Maturity of short-term debt	$40,000	$40,000	$–	$–	$–
Redemption of Series C redeemable preferred stock	91,553	–	45,280	46,273	–
Home office operating lease	25,917	2,339	7,215	5,010	11,353
Mortgage loan funding	54,070	54,070	–	–	–

Total	$211,540	$96,409	$52,495	$51,283	$11,353

We are also a party to other operating leases with total payments of approximately $1.0 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2002, included $50.9 million of short-term investments and $659.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, our cash balance at December 31, 2002 totaled $263.0 million.

Accounting Changes

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (Statement) No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Under these Statements, goodwill is not amortized but is subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We have performed impairment testing and determined none of our goodwill was impaired as of December 31, 2002. In addition, we have no intangible assets included as a component of goodwill that require separate accounting. On a pro forma basis without goodwill amortization, net income applicable to common stock for 2001 would have been $37.7 million ($1.38 per share—basic and $1.35—assuming dilution) and for 2000 would have been $40.2 million ($1.32 per share—basic and $1.31—assuming dilution).

During 2002, we announced that effective January 1, 2003 we will expense the cost of stock options in accordance with Statement No. 123, “Accounting for Stock-Based Compensation.” Under Statement No. 123, compensation expense is recognized as stock options vest in an amount equal to the estimated fair value of the options on the date of grant. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement No. 148 amends Statement No. 123 by requiring more prominent and frequent disclosures regarding the effects of stock-based compensation and provides for different transition methods in the adoption of Statement No. 123. Historically we have applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally has resulted in no compensation expense being recognized. We anticipate using the prospective method in the adoption of Statement No. 123. Under the prospective method, expense will be recognized for those options granted, modified or settled after the date of adoption. Assuming our historical level of stock option issuance and similar option terms, we estimate that expensing stock options in 2003 will reduce net income by approximately $0.2 million ($0.01 per common share). The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123 will continue to be accounted for under APB No. 25.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. We do not anticipate that we will enter into any guarantees that would require recognition as a liability, and accordingly, do not expect the impact of this Interpretation to be material to our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 establishes a variable interests model to follow when determining whether or not to consolidate an entity that is not evaluated for consolidation under the traditional voting interests model. This Interpretation generally requires that a company (investee) being evaluated under the variable interests model must be consolidated if (a) the investor has decision making powers over the entity – that is, the ability to buy and sell assets or conduct operations or (b) the investor is exposed to the majority of the risks or rewards of the entity. In addition, the Interpretation requires that investments made by related parties be analyzed together in applying the variable interests model. The disclosure provisions of this Interpretation are effective for financial statements issued after January 31, 2003. The consolidation provisions are effective for new transactions entered into after January 31, 2003 and for pre-existing entities as of July 1, 2003. We have one investment in a storage facility, jointly owned with an affiliate, which will be consolidated under this Interpretation. At December 31, 2002, this company, which is currently being accounted for using the equity method, had total assets and total liabilities of less than $10.0 million.

Effective January 1, 2001, we adopted Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Without hedge accounting, these gains or losses are recorded as a component of net income. Statement No. 133 also allowed companies to transfer securities classified as held for investment to either available-for-sale or trading categories in connection with the adoption of the new standard. Statement No. 138 amends Statement No. 133 to clarify the appropriate accounting for certain hedging transactions.

We have the following three different forms of derivatives on our consolidated balance sheets which are subject to Statement No. 133:

•	the feature of a convertible fixed maturity security that allows the conversion of a fixed maturity security into an equity security is considered an embedded derivative,
•	the rights of an equity-indexed annuity contract holder to participate in the index returns available under the contract are considered embedded derivatives, and
•	our reinsurance recoverable as it relates to call options purchased to fund returns to equity-indexed annuity contract holders is considered an embedded derivative.

These derivatives are described more fully in Note 1 of the notes to the consolidated financial statements under the captions “Investments—Fixed Maturities and Equity Securities,” “Reinsurance Recoverable” and “Future Policy Benefits.”

The cumulative effect of adopting these Statements on net income was $0.3 million in 2001. This amount represents the difference in accumulated net unrealized capital gains (losses) on the date of adoption, net of tax, resulting from the change in accounting for the conversion features embedded in our convertible fixed maturity securities. Income before cumulative effect of change in accounting for derivative instruments for 2001 was approximately $0.6 million less than what would have been recorded without the accounting change due to a decrease in the fair value of these conversion features during the period. The impact of the accounting change on 2001 income relating to the equity-indexed annuity derivatives was not quantified, but is not believed to be material to our financial position or results of operations.

Upon the adoption of Statement No. 133, we transferred our fixed maturity securities classified as held for investment, formerly recorded at amortized cost, to the available-for-sale category. In connection with this transfer, the securities were marked to market and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, was credited to stockholders’ equity. Prior year financial statements were not restated.

In addition to the embedded derivatives noted above, we have modified coinsurance arrangements on certain variable annuity and variable life insurance business under which the ceding company withholds funds. These assets support the portion of the contract holder’s funds allocated to the variable contract’s declared interest option. The investment return earned by the assuming company is based on a referenced pool of fixed maturity securities held by the ceding company. Currently, there are varying interpretations as to whether or not these funds withheld arrangements give rise to an embedded derivative to be accounted for separate from the debt host. For accounting purposes, we do not treat these funds withheld arrangements as containing an embedded derivative. It is anticipated that the FASB will provide guidance on this issue during 2003. If it is determined that our modified coinsurance agreements contain an embedded derivative, we will be required to estimate the fair value of the embedded derivatives at each balance sheet date and changes in the fair values of the derivatives will be recorded as income or expense. At December 31, 2002, funds withheld on variable business assumed by us totaled $4.4 million and funds withheld on variable business ceded by us totaled $3.1 million. We have not quantified the impact on our financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations.

Cautionary Statement Regarding Forward-Looking Information

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others that include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements as long as the information is identified as forward-looking and is accompanied by meaningful, cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

•	changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes,
•	the degree to which our products are accepted by customers and agents (including the agents of our alliance partners) will impact our future growth rate,
•	extraordinary acts of nature or man may result in higher than expected claim activity, and
•	changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 7a.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risks of Financial Instruments”, for our qualitative and quantitative disclosures about market risk.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and in 2001 the Company changed its method of accounting for derivative instruments.

/s/ Ernst & Young LLP

Des Moines, Iowa

February 5, 2003

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2002	2001
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2002 - $4,417,507; 2001 - $3,560,988)	$4,621,271	$3,636,150
Equity securities – available for sale, at market (cost: 2002 - $22,196; 2001 - $39,019)	21,545	39,733
Mortgage loans on real estate	483,627	385,307
Investment real estate, less allowances for depreciation of $4,662 in 2002 and $3,862 in 2001	25,031	20,056
Policy loans	178,997	181,054
Other long-term investments	6,032	5,693
Short-term investments	50,866	32,863

Total investments	5,387,369	4,300,856

Cash and cash equivalents	263,011	271,459
Securities and indebtedness of related parties	48,285	57,781
Accrued investment income	53,642	51,207
Accounts and notes receivable	80	235
Amounts receivable from affiliates	3,649	3,504
Reinsurance recoverable	95,455	101,287
Deferred policy acquisition costs	468,793	360,156
Value of insurance in force acquired	48,526	50,129
Property and equipment, less allowances for depreciation of $51,198 in 2002 and $48,413 in 2001	35,115	40,385
Current income taxes recoverable	8,537	–
Goodwill	11,170	11,170
Other assets	28,100	24,572
Assets held in separate accounts	347,717	356,448

Total assets	$6,799,449	$5,629,189

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	December 31,
	2002	2001
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and equity-indexed products	$3,708,862	$2,679,088
Traditional life insurance and accident and health products	1,096,995	1,063,930
Unearned revenue reserve	30,504	30,870
Other policy claims and benefits	19,846	22,009

	4,856,207	3,795,897
Other policyholders’ funds:
Supplementary contracts without life contingencies	321,046	261,554
Advance premiums and other deposits	125,614	112,518
Accrued dividends	15,453	15,965

	462,113	390,037

Amounts payable to affiliates	625	886
Short-term debt	40,000	–
Long-term debt	–	40,000
Current income taxes	–	444
Deferred income taxes	101,226	59,634
Other liabilities	147,474	240,228
Liabilities related to separate accounts	347,717	356,448

Total liabilities	5,955,362	4,883,574
Minority interest in subsidiaries:
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	97,000	97,000
Other	210	131

Series C redeemable preferred stock, $26.8404 par and redemption value per share – authorized 3,752,100 shares, issued and outstanding 3,411,000 shares	85,514	82,691

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 26,578,279 shares in 2002 and 26,215,685 shares in 2001	43,993	39,446
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,533	7,563
Accumulated other comprehensive income	95,145	39,364
Retained earnings	511,692	476,420

Total stockholders’ equity	661,363	565,793

Total liabilities and stockholders’ equity	$6,799,449	$5,629,189

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000
Revenues:
Interest sensitive product charges	$78,475	$70,492	$59,780
Traditional life insurance premiums	121,999	114,998	83,830
Accident and health premiums	493	3,044	9,654
Net investment income	348,359	285,087	221,369
Derivative income (loss)	(10,418)	100	–
Realized losses on investments	(14,879)	(15,878)	(25,960)
Other income	17,086	16,747	18,945

Total revenues	541,115	474,590	367,618
Benefits and expenses:
Interest sensitive product benefits	208,578	169,272	127,605
Traditional life insurance and accident and health benefits	74,728	80,492	60,229
Increase in traditional life and accident and health future policy benefits	33,262	23,680	19,066
Distributions to participating policyholders	29,540	29,564	25,043
Underwriting, acquisition and insurance expenses	102,449	92,475	72,930
Interest expense	685	1,778	3,655
Other expenses	12,500	13,643	14,206

Total benefits and expenses	461,742	410,904	322,734

	79,373	63,686	44,884
Income taxes	(23,869)	(18,576)	(13,602)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(4,850)	(4,850)	(4,850)
Other	(200)	(113)	120
Equity income, net of related income taxes	214	254	12,195

Income before cumulative effect of change in accounting principle and discontinued operations	50,668	40,401	38,747
Cumulative effect of change in accounting for derivative instruments	–	344	–
Gain on disposal of property-casualty operations, net of related income taxes	–	–	600

Net income	50,668	40,745	39,347
Dividends on Series B and C preferred stock	(4,337)	(4,202)	(150)

Net income applicable to common stock	$46,331	$36,543	$39,197

Earnings per common share:
Income before accounting change and discontinued operations	$1.68	$1.32	$1.27
Cumulative effect of change in accounting for derivative instruments	–	0.01	–
Income from discontinued operations	–	–	0.02

Earnings per common share	$1.68	$1.33	$1.29

Earnings per common share – assuming dilution:
Income before accounting change and discontinued operations	$1.64	$1.30	$1.25
Cumulative effect of change in accounting for derivative instruments	–	0.01	–
Income from discontinued operations	–	–	0.02

Earnings per common share – assuming dilution	$1.64	$1.31	$1.27

Cash dividends per common share	$0.40	$0.40	$0.36

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2000	$3,000	$42,308	$7,558	$(49,917)	$502,059	$505,008
Comprehensive income:
Net income for 2000	–	–	–	–	39,347	39,347
Change in net unrealized investment gains/losses	–	–	–	27,472	–	27,472

Total comprehensive income						66,819
Purchase of 4,358,397 shares of common stock	–	(6,277)	–	–	(79,505)	(85,782)
Issuance of 166,285 shares of common stock under stock option plan, including related income tax benefit	–	1,709	–	–	–	1,709
Adjustment resulting from capital transactions of equity investee	–	29	5	–	–	34
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(10,835)	(10,835)

Balance at December 31, 2000	3,000	37,769	7,563	(22,445)	450,916	476,803
Comprehensive income:
Net income for 2001	–	–	–	–	40,745	40,745
Cumulative effect of change in accounting for derivative instruments	–	–	–	2,406	–	2,406
Change in net unrealized investment gains/losses	–	–	–	59,403	–	59,403

Total comprehensive income						102,554
Purchase of 5,900 shares of common stock	–	(9)	–	–	(85)	(94)
Issuance of 106,465 shares of common stock under compensation and stock option plans, including related income tax benefit	–	1,686	–	–	–	1,686
Dividends on preferred stock	–	–	–	–	(4,202)	(4,202)
Dividends on common stock	–	–	–	–	(10,954)	(10,954)

Balance at December 31, 2001	3,000	39,446	7,563	39,364	476,420	565,793
Comprehensive income:
Net income for 2002	–	–	–	–	50,668	50,668
Change in net unrealized investment gains/losses	–	–	–	55,781	–	55,781

Total comprehensive income						106,449
Issuance of 362,594 shares of common stock under compensation and stock option plans, including related income tax benefit	–	4,726	–	–	–	4,726
Adjustment resulting from capital transactions of equity investee	–	(179)	(30)	–	–	(209)
Dividends on preferred stock	–	–	–	–	(4,337)	(4,337)
Dividends on common stock	–	–	–	–	(11,059)	(11,059)

Balance at December 31, 2002	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities
Continuing operations:
Net income	$50,668	$40,745	$38,747
Adjustments to reconcile net income to net cash provided by continuing operations:
Adjustments related to interest sensitive products:
Interest credited to account balances, excluding bonus interest	175,692	141,801	104,896
Charges for mortality and administration	(75,658)	(68,884)	(58,987)
Deferral of unearned revenues	2,159	2,485	2,851
Amortization of unearned revenue reserve	(1,978)	(1,465)	(745)
Provision for depreciation and amortization	(626)	18,483	16,530
Equity income	(214)	(254)	(12,195)
Realized losses on investments	14,879	15,878	25,960
Increase (decrease) in traditional life and accident and health benefit accruals, net of reinsurance	33,262	8,923	(23,910)
Policy acquisition costs deferred	(151,157)	(76,299)	(39,954)
Amortization of deferred policy acquisition costs	22,666	15,444	10,821
Provision for deferred income taxes	11,444	491	8,378
Other	27,626	12,733	(15,444)

Net cash provided by continuing operations	108,763	110,081	56,948
Discontinued operations:
Net income	–	–	600
Adjustments to reconcile net income to net cash provided by discontinued operations	–	–	(600)

Net cash provided by discontinued operations	–	–	–

Net cash provided by operating activities	108,763	110,081	56,948

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – held for investment	–	–	55,846
Fixed maturities – available for sale	925,000	548,174	221,730
Equity securities	16,540	7,832	20,346
Mortgage loans on real estate	61,155	27,847	41,850
Investment real estate	500	2,296	644
Policy loans	42,352	41,585	29,168
Other long-term investments	715	390	1,104
Short-term investments – net	–	66,374	41,870

	1,046,262	694,498	412,558
Acquisition of investments:
Fixed maturities – available for sale	(1,896,056)	(853,651)	(222,251)
Equity securities	(4,069)	(2,144)	(2,491)
Mortgage loans on real estate	(159,444)	(60,599)	(49,306)
Investment real estate	(3,104)	–	–
Policy loans	(40,295)	(42,155)	(31,438)
Other long-term investments	(506)	(1,792)	–
Short-term investments – net	(18,003)	–	–

	(2,121,477)	(960,341)	(305,486)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Investing activities (continued)
Proceeds from disposal, repayments of advances and other distributions from equity investees	$6,618	$5,715	$8,747
Investments in and advances to equity investees	(50)	(1,151)	(1,505)
Net proceeds from sale of discontinued operations	–	2,000	2,000
Net cash received in acquisition and coinsurance transaction	–	3,202	–
Net purchases of property and equipment and other	(5,834)	(5,148)	(11,526)

Net cash provided by (used in) investing activities	(1,074,481)	(261,225)	104,788

Financing activities
Receipts from interest sensitive, equity-indexed and variable products credited to policyholder account balances	1,258,029	700,217	217,657
Return of policyholder account balances on interest sensitive, equity-indexed and variable products	(287,151)	(264,702)	(281,094)
Repayments of short-term debt	–	–	(1,751)
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(4,850)	(4,850)	(4,850)
Other contributions (distributions) related to minority interests – net	(184)	(124)	117
Purchase of common stock	–	(94)	(85,782)
Issuance of common stock	3,999	1,527	1,569
Dividends paid	(12,573)	(12,470)	(10,985)

Net cash provided by (used in) financing activities	957,270	419,504	(165,119)

Increase (decrease) in cash and cash equivalents	(8,448)	268,360	(3,383)
Cash and cash equivalents at beginning of year	271,459	3,099	6,482

Cash and cash equivalents at end of year	$263,011	$271,459	$3,099

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$692	$1,730	$3,658
Income taxes	20,585	8,126	21,374
Non-cash operating activity:
Deferral of bonus interest credited to account balances	19,079	5,241	–

See accompanying notes.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). We currently market individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the midwestern and western sections of the United States through an exclusive agency force. Variable universal life insurance and variable annuity contracts are also marketed in these and other states through alliances with other insurance companies and a regional broker/dealer. In addition to writing direct insurance business, we assume through coinsurance agreements a percentage of certain business written by American Equity Investment Life Insurance Company (American Equity) and National Travelers Life Company (NTL). These coinsurance agreements utilize excess capital and increase our volume of business in force. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty companies.

Consolidation

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Accounting Changes

As discussed in the “Goodwill” section that follows, effective January 1, 2002 we changed our method of accounting for goodwill.

During 2002, we announced that effective January 1, 2003 we will expense the cost of stock options in accordance with Statement of Financial Accounting Standards (Statement) No. 123, “Accounting for Stock-Based Compensation.” Under Statement No. 123, compensation expense is recognized as stock options vest in an amount equal to the estimated fair value of the options on the date of grant. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement No. 148 amends Statement No. 123 by requiring more prominent and frequent disclosures regarding the effects of stock-based compensation and provides for different transition methods in the adoption of Statement No. 123. Historically we have applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally has resulted in no compensation expense being recognized. We anticipate using the prospective method in the adoption of Statement No. 123. Under the prospective method, expense will be recognized for those options granted, modified or settled after the date of adoption. Assuming our historical level of stock option issuance and similar option terms, we estimate that expensing stock options in 2003 will reduce net income by approximately $0.2 million ($0.01 per common share). The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123 will continue to be accounted for under APB No. 25. See the “Stock-Based Compensation” section of this note and Note 8, “Retirement and Compensation Plans,” for more information on stock options.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. We do not anticipate that we will enter into any guarantees that would require recognition as a liability, and accordingly, do not expect the impact of this Interpretation to be material to our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 establishes a variable interests model to follow when determining whether or not to consolidate an entity that is not evaluated for consolidation under the traditional voting interests model. This Interpretation generally requires that a company (investee) being evaluated under the variable interests model be consolidated if (a) the investor has decision making powers over the entity—that is, the

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to buy and sell assets or conduct operations or (b) the investor is exposed to the majority of the risks or rewards of the entity. In addition, the Interpretation requires that investments made by related parties be analyzed together in applying the variable interests model. The disclosure provisions of this Interpretation are effective for financial statements issued after January 31, 2003. The consolidation provisions are effective for new transactions entered into after January 31, 2003 and for pre-existing entities as of July 1, 2003. We have one investment in a storage facility, jointly owned with an affiliate, which will be consolidated under this Interpretation. At December 31, 2002, this company, which is currently being accounted for using the equity method, had total assets and total liabilities of less than $10.0 million.

Effective January 1, 2001, we adopted Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” Statement No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Without hedge accounting, these gains or losses are recorded as a component of net income. Statement No. 133 also allowed companies to transfer securities classified as held for investment to either available-for-sale or trading categories in connection with the adoption of the new standard. Statement No. 138 amends Statement No. 133 to clarify the appropriate accounting for certain hedging transactions.

We have the following three different forms of derivatives on our consolidated balance sheets which are subject to Statement No. 133:

•	the feature of a convertible fixed maturity security that allows the conversion of a fixed maturity security into an equity security is considered an embedded derivative,
•	the rights of an equity-indexed annuity contract holder to participate in the index returns available under the contract are considered embedded derivatives, and
•	our reinsurance recoverable as it relates to call options purchased to fund returns to equity-indexed annuity contract holders is considered an embedded derivative.

These derivatives are described more fully in this note under the captions “Investments—Fixed Maturities and Equity Securities,” “Reinsurance Recoverable” and “Future Policy Benefits.”

The cumulative effect of adopting these Statements on net income was $0.3 million in 2001. This amount represents the difference in accumulated net unrealized capital gains (losses) on the date of adoption, net of tax, resulting from the change in accounting for the conversion features embedded in our convertible fixed maturity securities. Income before cumulative effect of change in accounting for derivative instruments for 2001 was approximately $0.6 million less than what would have been recorded without the accounting change due to a decrease in the fair value of these conversion features during the period. The impact of the accounting change on 2001 income relating to the equity-indexed annuity derivatives was not quantified, but is not believed to be material to our financial position or results of operations.

Upon the adoption of Statement No. 133, we transferred our fixed maturity securities classified as held for investment, formerly recorded at amortized cost, to the available-for-sale category. In connection with this transfer, the securities were marked to market and the corresponding increase in carrying value totaling $2.8 million, net of offsetting adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and income taxes, was credited to stockholders’ equity. Prior year financial statements were not restated.

In addition to the embedded derivatives noted above, we have modified coinsurance arrangements on certain variable annuity and variable life insurance business under which the ceding company withholds funds. The funds withheld pertain to the portion of the contract holder’s funds allocated to the variable contract’s declared interest option. The investment return earned by the assuming company is based on a referenced pool of fixed maturity securities held by the ceding company. Currently, there are varying interpretations as to whether or not these funds withheld arrangements give rise to an embedded derivative to be accounted for separate from the debt host. For accounting purposes, we do not treat these funds withheld arrangements as containing an embedded derivative. It is anticipated that the FASB will provide guidance on this issue during 2003. If it is determined that our modified coinsurance agreements contain embedded derivatives, we will be required to estimate the fair value of the embedded derivatives at each balance sheet date and changes in the fair values of the derivatives will be recorded as income or expense. At December 31, 2002, funds withheld on variable business assumed by us totaled $4.4 million and funds withheld on variable business ceded by us totaled $3.1 million. We have not quantified the impact on our

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld.

Investments

Fixed Maturities and Equity Securities

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as “available for sale” and are reported at market value. Unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders’ equity as a component of accumulated other comprehensive income or loss. Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities’ expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks, are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders’ equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

Mortgage Loans on Real Estate

Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan (discounted at the loan’s effective interest rate), or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.

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

Other long-term investments include investment deposits and other miscellaneous investments which are reported at amortized cost and securities held by subsidiaries engaged in the broker-dealer industry. In accordance with accounting practices for the broker-dealer industry, marketable securities held by subsidiaries in this industry are valued at market value. The resulting difference between cost and market is included in the consolidated statements of income as net investment income. Realized gains and losses are also reported as a component of net investment income.

Securities and indebtedness of related parties include investments in partnerships and corporations over which we may exercise significant influence. These partnerships and corporations operate predominately in the insurance,

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

broker-dealer, investment company and real estate industries. Such investments are accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships’ investment portfolios. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders’ equity. Securities and indebtedness of related parties also includes advances and loans to the partnerships and corporations which are principally reported at cost.

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

Market Values

Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds. Market values of the conversion features embedded in convertible fixed maturity securities are estimated using an option-pricing model. Market values of redeemable preferred stocks and equity securities are based on the latest quoted market prices, or for those not readily marketable, generally at values which are representative of the market values of comparable issues.

Cash and Cash Equivalents

For purposes of our consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reinsurance Recoverable

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable generally consists of the reinsurers’ share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. For business assumed from other companies, reinsurance recoverable generally consists of premium receivable, net of our share of benefits and expenses we owe to the ceding company.

During 2002 and 2001, we assumed under a coinsurance agreement, certain equity-indexed annuity contracts issued by American Equity. The call options used to fund the index credits on the equity-indexed annuities are purchased by and maintained on the books of American Equity. We record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable on the consolidated balance sheets. This component of the reinsurance contract is an embedded derivative and we record our share of the call options at market value. Our share of the call options totaled $17.2 million at December 31, 2002 and $9.0 million at December 31, 2001. Changes in market value of the call options, as well as option proceeds, are included as a component of derivative income (loss) on our consolidated statements of income. See Note 4, “Acquisition, Reinsurance and Policy Provisions,” for additional information regarding this reinsurance agreement.

Deferred Policy Acquisition Costs and Value of Insurance In Force Acquired

Deferred policy acquisition costs includes certain costs of acquiring new insurance business, principally commissions, first-year bonus interest and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. The value of insurance in force acquired represents the

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrues on the unamortized balance at a weighted average rate of 5.78%.

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

Property and Equipment

Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $28.3 million at December 31, 2002 and $33.4 million at December 31, 2001, and estimated useful lives that range from three to ten years. Capitalized software costs had a carrying value of $6.8 million at December 31, 2002 and $7.0 million at December 31, 2001, and estimated useful lives that range from two to five years. Depreciation expense was $7.1 million in 2002, $7.4 million in 2001 and $8.1 million in 2000. Amortization expense was $4.0 million in 2002, $6.0 million in 2001 and $4.8 million in 2000.

Goodwill

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Effective January 1, 2002, we adopted Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Under these Statements, goodwill is not amortized but is subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We have performed impairment testing and determined none of our goodwill was impaired as of December 31, 2002. In addition, we have no intangible assets included as a component of goodwill that require separate accounting.

Through December 31, 2001, goodwill was being amortized on a straight-line basis generally over a period of 20 years. The carrying value of goodwill was regularly reviewed for indicators of impairment in value, which in the view of management were other than temporary. If facts and circumstances suggested that goodwill was impaired, we assessed the fair value of the underlying business and would have reduced goodwill to an amount that resulted in the book value of the underlying business approximating fair value. We did not record any impairments in 2001 or 2000.

Goodwill totaled $17.0 million at December 31, 2002 and 2001, consisting of $11.2 million separately identified on the consolidated balance sheets and $5.8 million in equity method goodwill included in the securities and indebtedness of related parties line on the consolidated balance sheets. On a pro forma basis without goodwill amortization, net income applicable to common stock for 2001 would have been $37.7 million ($1.38 per share—basic and $1.35—assuming dilution) and for 2000 would have been $40.2 million ($1.32 per share—basic and $1.31—assuming dilution).

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For our direct business, interest crediting rates for interest sensitive products ranged from 3.00% to 6.25% in 2002, from 3.35% to 6.90% in 2001 and from 4.00% to 6.50% in 2000. For interest sensitive products assumed from American Equity and NTL, interest crediting rates ranged from 3.50% to 12.00% in 2002 and from 4.80% to 12.00% in 2001. A portion of the interest assumed from American Equity ($19.1 million in 2002 and $5.2 million in 2001) represents an additional interest credit on first-year premiums, payable until the first contract anniversary date (first-year bonus interest). These amounts have been deferred as policy acquisition costs.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 7.47% in 2002, 7.69% in 2001 and 7.74% in 2000. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors. Participating business accounted for 41% of direct receipts from policyholders during 2002 and represented 15% of life insurance in force at December 31, 2002. Participating business accounted for 40% of direct receipts from policyholders during 2001 (2000—38%) and represented 16% of life insurance in force at December 31, 2001 (16% in 2000). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and include provisions for possible unfavorable deviations.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

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

We had undiscounted reserves of $0.1 million at December 31, 2002 and $0.2 million at December 31, 2001 to cover estimated future assessments on known insolvencies. We had assets totaling $0.7 million at December 31, 2002 and $1.0 million at December 31, 2001 representing estimated premium tax offsets on paid and future assessments. Expenses (credits) incurred for guaranty fund assessments, net of related premium tax offsets, totaled ($0.1) million in 2002, $0.2 million in 2001 and ($0.1) million in 2000. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2003 and substantially all the related future premium tax offsets will be realized during the six year period ending December 31, 2008. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

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

Recognition of Premium Revenues and Costs

Revenues for interest sensitive, equity-indexed and variable products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Expenses related to these products include interest or index amounts credited to policyholder account balances, changes in the reserves for the embedded derivatives in the equity-indexed annuities, benefit claims incurred in excess of policyholder account balances and amortization of deferred policy acquisition costs.

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

Other Income and Other Expenses

Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $1.2 million in 2002, $0.8 million in 2001 and $1.2 million in 2000. Lease income from leases with affiliates totaled $5.8 million in 2002, $5.2 million in 2001 and $9.2 million in 2000. Investment advisory fee income from affiliates totaled $1.5 million in 2002, $1.4 million in 2001 and $1.2 million in 2000.

Stock-Based Compensation

We apply Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for our stock options. No compensation expense is recognized under APB No. 25 for stock options granted because the exercise price of our stock options equals the market price of the underlying stock on the date of grant. As described in “Accounting Changes,” beginning January 1, 2003, we will expense the cost of stock options granted in accordance with Statement No. 123. Under Statement No. 123, compensation expense is recognized as options vest in an amount equal to the estimated fair value of the options on the date of grant.

Pro forma information regarding net income and earnings per common share is required by Statement No. 123 as amended by Statement No. 148, and has been determined as if we had accounted for all stock options under the fair value method. The fair value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.36%	5.14%	6.70%
Dividend yield	1.90%	2.20%	2.20%
Volatility factor of the expected market price	0.24	0.25	0.15
Weighted-average expected life	5.1 years	5.0 years	5.1 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options and the subjective input assumptions can materially affect the fair value estimate produced by the Black-Scholes option valuation model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma net earnings and earnings per common share are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income – as reported	$50,668	$40,745	$39,347
Net income – pro forma	50,057	39,763	38,385
Earnings per common share – as reported	1.68	1.33	1.29
Earnings per common share – pro forma	1.66	1.30	1.26
Earnings per common share – assuming dilution, as reported	1.64	1.31	1.27
Earnings per common share – assuming dilution, pro forma	1.63	1.28	1.25
Weighted-average fair value of options granted during the year (per common share)	3.82	3.43	3.14

The non-employee directors on our Board may elect to receive their compensation in the form of cash, Class A common shares or deferred stock units pursuant to the Director Compensation Plan. The fair value of Class A common shares and deferred stock units, as measured by the fair value of the underlying Class A common stock, are charged to expense in the period they are earned by the directors.

Comprehensive Income

Unrealized gains and losses on our available-for-sale securities are included in accumulated other comprehensive income in stockholders’ equity. Also included in comprehensive income for 2001 is $2.4 million relating to the transfer of our fixed maturity securities classified as held for investment to the available-for-sale category. Other comprehensive income excludes net investment losses included in net income which represent transfers from unrealized to realized gains and losses. These amounts totaled $7.0 million in 2002, $10.0 million in 2001 and $14.4 million in 2000. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $5.9 million in 2002, $7.4 million in 2001 and $9.5 million in 2000.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates and assumptions are utilized in the valuation of investments, determination of other-than-temporary impairments of investments, amortization of deferred policy acquisition costs, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

2.     Investment Operations

Fixed Maturities and Equity Securities

The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities:

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2002	(Dollars in thousands)
Bonds:
United States Government and agencies	$211,434	$7,168	$(3,077)	$215,525
State, municipal and other governments	92,440	6,284	(2,024)	96,700
Public utilities	131,246	6,555	(3,942)	133,859
Corporate securities	1,600,581	124,204	(39,411)	1,685,374
Mortgage and asset-backed securities	2,324,155	109,528	(5,029)	2,428,654
Redeemable preferred stocks	57,651	4,182	(674)	61,159

Total fixed maturities	$4,417,507	$257,921	$(54,157)	$4,621,271

Equity securities	$22,196	$722	$(1,373)	$21,545

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2001	(Dollars in thousands)
Bonds:
United States Government and agencies	$147,869	$2,871	$(159)	$150,581
State, municipal and other governments	96,057	3,158	(554)	98,661
Public utilities	146,048	4,932	(2,442)	148,538
Corporate securities	1,745,672	68,238	(27,796)	1,786,114
Mortgage and asset-backed securities	1,366,995	32,314	(4,909)	1,394,400
Redeemable preferred stocks	58,347	1,276	(1,767)	57,856

Total fixed maturities	$3,560,988	$112,789	$(37,627)	$3,636,150

Equity securities	$39,019	$1,468	$(754)	$39,733

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and estimated market value of our portfolio of fixed maturity securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$42,488	$39,879
Due after one year through five years	403,029	423,943
Due after five years through ten years	538,192	568,518
Due after ten years	1,051,992	1,099,118

	2,035,701	2,131,458
Mortgage and asset-backed securities	2,324,155	2,428,654
Redeemable preferred stocks	57,651	61,159

	$4,417,507	$4,621,271

Net unrealized investment gains on equity securities and fixed maturity securities classified as available for sale, recorded directly to stockholders’ equity, were comprised of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
Unrealized appreciation on fixed maturity and equity securities available for sale	$203,113	$75,876
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(44,494)	(5,561)
Value of insurance in force acquired	(8,914)	(8,954)
Unearned revenue reserve	804	257
Provision for deferred income taxes	(52,678)	(21,566)

	97,831	40,052
Proportionate share of net unrealized investment losses of equity investees	(2,686)	(688)

Net unrealized investment gains	$95,145	$39,364

The changes in net unrealized investment gains/losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling $68.4 million in 2002, $49.8 million in 2001 and $18.6 million in 2000.

Mortgage Loans on Real Estate

Our mortgage loan portfolio consists principally of commercial mortgage loans. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

We have provided an allowance for possible losses against our mortgage loan portfolio. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$55	$806	$806
Realized gains	–	(751)	–

Balance at end of year	$55	$55	$806

The carrying value of impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) was under $0.1 million at December 31, 2002 and 2001.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Real Estate

We have provided an allowance for possible losses against our investment real estate. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$817	$–	$–
Realized losses	71	918	–
Sales	(71)	(101)	–

Balance at end of year	$817	$817	$–

Net Investment Income

Components of net investment income are as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Fixed maturities:
Held for investment	$–	$–	$24,858
Available for sale	302,649	238,666	161,184
Equity securities	1,676	1,811	2,181
Mortgage loans on real estate	31,823	27,932	24,784
Investment real estate	2,235	2,614	2,459
Policy loans	11,658	11,160	7,942
Other long-term investments	433	260	308
Short-term investments, cash and cash equivalents	4,777	5,216	5,079
Other	2,720	6,542	1,700

	357,971	294,201	230,495
Less investment expenses	(9,612)	(9,114)	(9,126)

Net investment income	$348,359	$285,087	$221,369

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized and Unrealized Gains and Losses

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments, excluding amounts attributed to investments held by subsidiaries engaged in the broker-dealer industry, are summarized below:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Realized
Fixed maturities – available for sale	$(12,455)	$(16,766)	$(21,795)
Equity securities	(377)	(690)	(2,161)
Mortgage loans on real estate	29	751	–
Investment real estate	(71)	(668)	186
Other long-term investments	–	–	(3,500)
Short-term investments	–	130	–
Securities and indebtedness of related parties	(2,202)	1,375	1,310
Notes receivable and other	197	(10)	–

Realized losses on investments	$(14,879)	$(15,878)	$(25,960)

Unrealized
Fixed maturities:
Held for investment	$–	$–	$5,976
Available for sale	128,602	93,736	52,329
Equity securities	(1,365)	2,562	954

Change in unrealized appreciation/depreciation of investments	$127,237	$96,298	$59,259

An analysis of sales, maturities and principal repayments of our fixed maturities portfolio is as follows:

	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds
	(Dollars in thousands)
Year ended December 31, 2002
Scheduled principal repayments and calls – available for sale	$591,790	$–	$–	$591,790
Sales – available for sale	318,726	33,131	(18,647)	333,210

Total	$910,516	$33,131	$(18,647)	$925,000

Year ended December 31, 2001
Scheduled principal repayments and calls – available for sale	$406,443	$–	$–	$406,443
Sales – available for sale	143,954	3,957	(6,180)	141,731

Total	$550,397	$3,957	$(6,180)	$548,174

Year ended December 31, 2000
Scheduled principal repayments and calls:
Available for sale	$114,825	$–	$–	$114,825
Held for investment	55,846	–	–	55,846
Sales – available for sale	110,230	3,624	(6,949)	106,905

Total	$280,901	$3,624	$(6,949)	$277,576

Realized losses on fixed maturities totaling $26.9 million in 2002, $14.5 million in 2001 and $18.5 million in 2000 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities. Approximately $8.5 million of the realized losses in 2002 were from securities issued by or affiliated with WorldCom Inc., including $1.9 million of losses assumed from a variable alliance partner. Realized losses in 2002 also include $7.8 million from United Air Lines securities. Realized losses in 2001 include $8.4 million related to sales and impairments from our ownership in Enron-related securities.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes include a credit of $5.2 million in 2002, $5.6 million in 2001 and $9.1 million in 2000 for the tax effect of realized losses.

Other

We have a common stock investment in American Equity’s parent, American Equity Investment Life Holding Company, valued at $26.9 million at December 31, 2002 and $26.7 million at December 31, 2001. American Equity underwrites and markets life insurance and annuity products throughout the United States. The investment is accounted for using the equity method and is included in the securities and indebtedness of related parties line on the consolidated balance sheets. Due to the timing of the availability of financial information, during 2000 we switched from recording our share of American Equity’s results from a current basis to one quarter in arrears. The financial information presented is as of or for the twelve months ended September 30, 2002 and 2001 and the nine months ended September 30, 2000. The impact of this change on our financial statements was not material. The carrying value of our common stock investment in American Equity Investment Life Holding Company includes goodwill totaling $4.7 million in 2002 and 2001. In addition to the common stock investment, we also own $2.3 million in preferred stock issued by American Equity.

Summarized financial information for American Equity Investment Life Holding Company and our common stock ownership percentage is as follows:

	As of or for the period ended September 30,
	2002	2001	2000
	(Dollars in thousands)
Total cash and investments	$4,763,445	$3,652,481	$1,922,419
Total assets	5,619,918	4,194,531	2,327,891
Long-term debt	69,876	112,535	105,963
Total liabilities	5,441,037	4,016,561	2,128,436
Minority interest	100,356	99,894	99,373
Total revenues	252,628	145,897	83,256
Income from continuing operations	6,483	7,653	2,729
Net income	6,483	6,854	2,729
Percentage ownership of common stock	32.4%	32.3%	32.3%

We reported equity income (loss), net of tax, from APEX Investment Fund III, an equity investee that operates in the investment company industry, totaling ($0.6) million in 2002, ($1.2) million in 2001 and $7.7 million in 2000. Summarized financial information for APEX Investment Fund III is as follows:

	As of or for the twelve-month period ended September 30,
	2002	2001	2000
	(Dollars in thousands)
Total investments	$20,046	$41,392	$99,747
Total net assets	21,653	44,674	101,286
Total revenues	22	309	291,707
Income (loss) from continuing operations	(24,840)	(45,882)	290,436
Net income (loss)	(24,840)	(45,882)	290,436
Percentage ownership of partners’ capital	4.0%	4.0%	4.1%

Equity investees distributed to us equity securities with a fair value of less than $0.1 million in 2002, $2.8 million in 2001 and $14.5 million in 2000. Also during 2000, we received an interest in ten real estate properties with a fair value of $5.0 million in satisfaction of a fixed maturity security that had been in default. These transactions were treated as noncash items for purposes of the statements of cash flow.

At December 31, 2002, affidavits of deposits covering investments with a carrying value totaling $5,160.2 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 2002, we had committed to provide additional funding for mortgage loans on real estate aggregating $54.1 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2002 include real estate, fixed maturities, equity securities, mortgage loans and other long-term investments totaling $5.0 million.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders’ equity at December 31, 2002.

3.    Fair Values of Financial Instruments

Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 also excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements and allows companies to forego the disclosures when those estimates can only be made at excessive cost. Accordingly, the aggregate fair value amounts presented herein are limited by each of these factors and do not purport to represent our underlying value.

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

Other long-term investments: The fair values for investment deposits are generally estimated by discounting expected cash flows using interest rates currently being offered for similar investments. The fair values for investments held by broker-dealer subsidiaries are based on quoted market prices. We are not required to estimate the fair value of our other miscellaneous investments.

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

Future policy benefits and other policyholders’ funds: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds and supplementary contracts) are estimated at cash surrender value, the cost we would incur to extinguish the liability. We are not required to estimate the fair value of our liabilities under other insurance contracts.

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

The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

	December 31,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities – available for sale	$4,621,271	$4,621,271	$3,636,150	$3,636,150
Equity securities	21,545	21,545	39,733	39,733
Mortgage loans on real estate	483,627	531,498	385,307	389,199
Policy loans	178,997	214,793	181,054	205,114
Other long-term investments	5,662	5,662	5,693	5,693
Cash and short-term investments	313,877	313,877	304,322	304,322
Securities and indebtedness of related parties	4,409	4,409	887	967
Reinsurance recoverable	17,176	17,176	9,007	9,007
Assets held in separate accounts	347,717	347,717	356,448	356,448

Liabilities
Future policy benefits	$2,854,685	$2,656,951	$1,853,934	$1,768,792
Other policyholders’ funds	445,619	445,619	373,022	373,022
Short-term debt	40,000	40,000	–	–
Long-term debt	–	–	40,000	40,000
Liabilities related to separate accounts	347,717	336,484	356,448	345,371

Minority interest in subsidiaries and redeemable preferred stock
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	$97,000	$44,271	$97,000	$41,894
Series C redeemable preferred stock	85,514	84,471	82,691	79,971

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Acquisition, Reinsurance and Policy Provisions

Acquisition

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, Inc. (Kansas Farm Bureau Life) for $80.7 million. The acquisition was accounted for using purchase accounting. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands):

Assets		Liabilities and purchase price
Investments	$620,856	Policy liabilities and accruals	$526,391
Cash	2,863	Other policyholder funds	76,738
Value of insurance in force acquired	51,865	Other liabilities	11,621

Goodwill	3,539	Total liabilities	614,750
Other assets	16,315	Purchase price	80,688

Total	$695,438	Total	$695,438

Acquisition costs totaling $0.7 million have been deferred and included as a component of goodwill. Goodwill was being amortized during 2001 using the straight-line method and a 20-year amortization schedule. As discussed in Note 1 under “Goodwill,” goodwill is no longer amortized beginning in 2002.

Reinsurance

In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $5,363.9 million (17.6% of direct life insurance in force) at December 31, 2002 and $4,772.5 million (16.8% of direct life insurance in force) at December 31, 2001.

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

Through July 1, 2002, we participated with various unaffiliated life insurance companies in a reinsurance pool to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool shared in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we were able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event. We incurred losses from this pool totaling $1.6 million in 2001 resulting from the terrorist acts on September 11, 2001. We no longer participate in this pool due to structural changes in the pool, including an increase in the cap on losses.

Effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure our individual disability income business acquired in the Kansas Farm Bureau Life acquisition with an unaffiliated insurer. Effective September 1, 2000, we entered into a similar arrangement with the same insurer to reinsure our individual disability income business in force at that time. At September 1, 2001, the related accident and health reserves totaled $14.4 million, deferred policy acquisition costs totaled $0.7 million and value of insurance in force acquired totaled $3.1 million. At September 1, 2000, the related accident and health reserves totaled $43.6 million and deferred

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition costs totaled $11.8 million. We settled these transactions by transferring cash and investments equal to the reserves on the business. In addition, we received cash totaling $3.0 million in 2001 and $11.1 million in 2000 as consideration for the transactions. Losses totaling $0.8 million in 2001 and $0.7 million in 2000 on the transactions have been deferred and are being recognized over the term of the underlying policies.

In total, insurance premiums and product charges have been reduced by $26.8 million in 2002, $22.1 million in 2001 and $9.5 million in 2000 and insurance benefits have been reduced by $12.9 million in 2002, $13.7 million in 2001 and $6.2 million in 2000 as a result of cession agreements.

During 2001, we entered into a coinsurance agreement with American Equity whereby we assumed 70% of certain fixed and equity-indexed annuity business written by American Equity from August 1, 2001 to December 31, 2001 and 40% of certain annuity business written during 2002. The agreement also provides for reinsuring 40% of certain new annuity business written by American Equity during 2003. The reinsurance of the business written prior to October 1, 2001 was accounted for as the acquisition of an in force block of business on October 1, 2001. With the reinsurance of the in force block, we recorded cash and reinsurance recoverable totaling $120.4 million, deferred acquisition costs of $18.3 million and policy liabilities of $138.7 million. Premiums collected on this assumed business, not included in revenues in the consolidated statements of income, totaled $837.9 million in 2002 and $280.0 million in the fourth quarter of 2001.

The equity-indexed annuity products assumed from American Equity guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. A portion of the premium assumed from American Equity is invested in investment grade fixed income securities to cover our share of the minimum guaranteed value due to the contract holder at the end of the contract term. A portion of the premium received from the contract holder is used to purchase derivatives consisting of call options on the applicable market indexes to fund the index credits due to the equity-indexed annuity contract holders. As described in Note 1, “Significant Accounting Policies – Reinsurance Recoverable,” the call options are purchased by and maintained on the books of American Equity and we record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable. Changes in market value of the call options, as well as option proceeds, are included as a component of derivative income (loss).

All of the call options are one-year options, the terms of which are closely matched with the equity-indexed annuity terms that define the amount of index credits payable under the contract at the next anniversary date. On the respective anniversary dates of the equity-indexed contracts, the market index used to compute the annual index credits is reset and we, through American Equity, purchase new one-year call options to fund the next annual index credit. American Equity manages the cost of these purchases through the terms of the equity-indexed annuities, which permit American Equity to change annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. By reducing participation rates and caps, or increasing asset fees, American Equity can limit option costs to budgeted amounts except in cases where the minimum guarantees prevent further reductions in these contract terms.

The reserve for equity-indexed annuity contracts includes a series of embedded derivatives that represent the contact holder’s right to participate in index returns over the lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next contract anniversary date.

Effective May 1, 2001, we entered into a coinsurance agreement with NTL whereby we assumed 90% of NTL’s traditional life, universal life and annuity business in force. In addition, we assume 50% of NTL’s traditional life, universal life and annuity business issued after May 1, 2001. We received investments and other assets in consideration for the policy liabilities assumed. Assets and liabilities recorded in connection with this agreement as of May 1, 2001 were as follows (dollars in thousands):

Assets		Liabilities
Investments	$299,252	Policy liabilities and accruals	$324,592
Cash	340	Other policyholder funds	11,872
Deferred policy acquisition costs	32,539	Other liabilities	715
Other assets	5,048

Total	$337,179	Total	$337,179

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to these reinsurance assumption agreements, we also assume variable annuity business from American Equity and two other alliance partners through modified coinsurance arrangements. Variable life business is also assumed from one of these partners through a similar modified coinsurance arrangement.

Life insurance in force assumed on a consolidated basis totaled $1,999.2 million (6.2% of total life insurance in force) at December 31, 2002 and $3,784.2 million (13.8% of total life insurance in force) at December 31, 2001. In total, premiums and product charges assumed totaled $15.8 million in 2002, $11.3 million in 2001 and $0.1 million in 2000. Insurance benefits assumed totaled $10.3 million in 2002 and $9.0 million in 2001.

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

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Unpaid claims liability, net of related reinsurance, at beginning of year	$766	$1,302	$20,433
Claim reserves resulting from acquisition	–	1,494	–
Add:
Provision for claims occurring in the current year	254	378	6,087
Change in estimated expense for claims occurring in the prior years	68	719	(1,756)

Incurred claim expense during the current year	322	1,097	4,331
Deduct expense payments for claims occurring during:
Current year	207	563	1,711
Prior years	245	1,312	2,680
Deduct claim reserves transferred under 100% coinsurance arrangement	–	1,252	19,071

	452	3,127	23,462

Unpaid claims liability, net of related reinsurance, at end of year	636	766	1,302
Active life reserve	144	130	176

Net accident and health reserves	780	896	1,478
Reinsurance ceded	62,306	63,836	46,456

Gross accident and health reserves	$63,086	$64,732	$47,934

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An analysis of the value of insurance in force acquired is as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$59,083	$13,993	$14,854
Addition resulting from acquisition	–	51,865	–
Accretion of interest during the year	3,419	3,886	823
Reduction resulting from coinsurance agreement	–	(3,143)	–
Amortization of asset	(5,062)	(7,518)	(1,684)

Balance prior to impact of net unrealized investment gains and losses	57,440	59,083	13,993
Impact of net unrealized investment gains and losses	(8,914)	(8,954)	271

Balance at end of year	$48,526	$50,129	$14,264

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2003 – $2.8 million; 2004 – $2.7 million; 2005 – $2.6 million; 2006 – $2.5 million; 2007 – $2.5 million; and thereafter, through 2023 – $44.3 million.

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expenses (credits) are included in the consolidated financial statements as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Taxes provided in consolidated statements of income on:
Income from continuing operations before minority interest in earnings of subsidiaries, equity income and cumulative effect of change in accounting principle:
Current	$12,425	$18,085	$5,224
Deferred	11,444	491	8,378

	23,869	18,576	13,602
Equity income:
Current	115	137	6,476
Deferred	–	–	92

	115	137	6,568
Cumulative effect of change in accounting for derivative instruments – deferred	–	185	–
Taxes provided in consolidated statements of changes in stockholders’ equity:
Cumulative effect of change in accounting for derivative instruments – deferred	–	1,480	–
Change in net unrealized investment gains/losses – deferred	30,052	31,739	14,792
Adjustment resulting from capital transaction of equity investee – deferred	(113)	–	19
Adjustment resulting from the issuance of shares under stock option plan – current	(727)	(159)	(140)

	29,212	33,060	14,671

	$53,196	$51,958	$34,841

The gain on disposal of discontinued property-casualty operations in 2000 is net of income tax expense totaling $1.4 million.

The effective tax rate on income from continuing operations before income taxes, minority interest in earnings of subsidiaries, equity income and cumulative effect of change in accounting principle is different from the prevailing federal income tax rate as follows:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Income from continuing operations before income taxes, minority interest in earnings of subsidiaries, equity income and cumulative effect of change in accounting principle	$79,373	$63,686	$44,884

Income tax at federal statutory rate (35%)	$27,781	$22,290	$15,709
Tax effect (decrease) of:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(1,698)	(1,698)	(1,698)
Tax-exempt dividend and interest income	(1,192)	(1,068)	(1,131)
State income taxes	(159)	67	276
Other items	(863)	(1,015)	446

Income tax expense	$23,869	$18,576	$13,602

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Deferred income tax liabilities:
Fixed maturity and equity securities	$71,450	$22,213
Deferred policy acquisition costs	133,228	99,265
Value of insurance in force acquired	16,984	17,428
Other	18,727	17,849

	240,389	156,755
Deferred income tax assets:
Future policy benefits	(110,188)	(69,424)
Accrued dividends	(5,387)	(2,160)
Accrued pension costs	(11,860)	(11,867)
Other	(11,728)	(13,670)

	(139,163)	(97,121)

Deferred income tax liability	$101,226	$59,634

Prior to 1984, a portion of Farm Bureau Life’s current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as “policyholders’ surplus account.” The aggregate accumulation in this account at December 31, 2002 was $12.0 million. Should the policyholders’ surplus account exceed the limitation prescribed by federal income tax law, or should distributions be made to the parent company in excess of $580.4 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account.

6.    Debt

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at December 31, 2002 and 2001. This note is due September 17, 2003, therefore it is classified as short-term debt at December 31, 2002 and long-term debt at December 31, 2001 on our consolidated balance sheets. Interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.37% at December 31, 2002 and 1.85% at December 31, 2001). At December 31, 2002, fixed maturity securities with a carrying value of $46.8 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $44.6 million from the FHLB at December 31, 2002 with an appropriate increase in collateral deposits.

7.    Minority Interest, Series C Preferred Stock and Stockholders’ Equity

Minority interest in the consolidated balance sheets includes $97.0 million of 5% Preferred Securities issued by FBL Financial Group Capital Trust (the Trust), one of our wholly-owned subsidiaries. FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support the 5% Preferred Securities. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2002 and 2001, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

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

We issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to the Kansas Farm Bureau Federation in connection with the acquisition of

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Kansas Farm Bureau Life. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accretes to preferred stock dividends during the life of the securities using the effective interest method.

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

We repurchased 5,900 shares in 2001 and 4,358,397 shares in 2000 of Class A common stock in accordance with repurchase plans and a tender offer approved by our Board of Directors. The cost of the repurchases totaled $0.1 million in 2001 and $85.8 million in 2000. Of the shares repurchased in 2000, 2,974,735 were unregistered shares owned by various Farm Bureau entities. The purchase amounts were allocated partly to Class A common stock based on the average common stock balance per share on the acquisition dates with the remainder allocated to retained earnings.

Holders of the Class A common stock, Series B preferred stock and Series C preferred stock, vote together as a group. The Class B common stock votes as a separate class on all issues. The holders of the Class A common stock, Series B preferred stock and Series C preferred stock vote for the election of Class A Directors (three to five) and only holders of the Class B common stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the Iowa Farm Bureau Federation, which owns 62.5% of our voting stock as of December 31, 2002, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

8.    Retirement and Compensation Plans

We participate with several affiliates in various defined benefit plans covering substantially all of our employees. The benefits of these plans are based primarily on years of service and employees’ compensation. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $4.4 million in 2002, $5.3 million in 2001 and $5.2 million in 2000.

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in an amount equal to 100% of an employee’s contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee’s contributions between 2% and 4% of the annual salary contributed by the employee. Prior to 2002, we contributed FBL Financial Group, Inc. stock in the amount equal to 50% of an employee’s contributions up to 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Related expense totaled $0.8 million in 2002, $0.5 million in 2001 and $0.4 million in 2000.

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service. Furthermore, during a portion of 2001 we offered certain retiree health benefits to employees and retirees formerly employed by Kansas Farm Bureau Life. During 2001, we discontinued offering this benefit to active employees and wrote off the related liability. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement benefit expense (benefit) aggregated less than $0.1 million in 2002, ($0.5) million in 2001 and $0.1 million in 2000.

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

Information relating to stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2000	1,416,848	$10.25	$14,526
Granted	454,334	15.79	7,174
Exercised	166,285	9.44	1,570
Forfeited	40,054	12.36	495

Shares under option at December 31, 2000	1,664,843	11.79	19,635
Granted	447,218	15.54	6,950
Exercised	106,348	9.38	998
Forfeited	35,075	16.35	573

Shares under option at December 31, 2001	1,970,638	12.69	25,014
Granted	435,826	18.07	7,875
Exercised	362,494	10.96	3,973
Forfeited	29,282	21.44	628

Shares under option at December 31, 2002	2,014,688	14.04	$28,288

Exercisable options:
December 31, 2000	1,059,168	$10.56	$11,185
December 31, 2001	1,272,391	11.04	14,047
December 31, 2002	1,113,006	11.84	13,178

Information regarding stock options outstanding at December 31, 2002 is as follows:

	Currently Outstanding			Currently Exercisable
	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number	Weighted- Average Exercise Price per Share
Range of exercise prices:
At $8.75	637,590	3.55	$8.75	637,590	$8.75
$8.76 – $14.00	82,206	4.36	12.20	81,737	12.19
$14.01 – $19.25	1,245,625	7.95	16.57	361,133	16.34
$19.26 – $24.25	49,267	6.63	21.75	32,546	21.55

$8.75 – $24.25	2,014,688	6.38	14.04	1,113,006	11.84

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2002, shares of Class A common stock available for grant as additional awards under the Plan totaled 5,401,363.

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 16,917 at December 31, 2002 and 13,471 at December 31, 2001. At December 31, 2002, shares of Class A common stock available for future issuance under the Director Compensation Plan totaled 33,083.

9.    Management and Other Agreements

We share certain office facilities and services with the Iowa Farm Bureau Federation, Kansas Farm Bureau Federation and their affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs.

We lease office space under an annually renewable lease from Farm Bureau Mutual Insurance Company, Inc. (Kansas). Farm Bureau Mutual Insurance Company, Inc. was merged into Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, effective January 1, 2003. Related lease expense totaled $0.3 million in 2002 and 2001.

We have management agreements with Farm Bureau Mutual, NTL and other affiliates under which we provide general business, administrative and management services. Fee income for these services totaled $3.4 million in 2002, $2.0 million in 2001 and $1.1 million in 2000. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the Iowa Farm Bureau Federation, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $0.8 million in 2002, $0.7 million in 2001 and $0.9 million in 2000.

We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and other affiliates. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. We paid $7.2 million in 2002, $6.2 million in 2001 and $6.0 million in 2000 to the property-casualty companies under these arrangements.

We are licensed by the Iowa Farm Bureau Federation to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.4 million in 2002, $0.5 million in 2001 and $0.7 million in 2000. The expense set forth above in 2001 is before the recovery of $1.0 million in overpayment of royalties in prior years under the terms of the royalty contract. We have similar arrangements with the Kansas Farm Bureau Federation and other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the Iowa Farm Bureau Federation totaled $1.1 million in 2002, $1.0 million in 2001 and $1.2 million in 2000.

We have administrative services agreements with American Equity under which we provide underwriting, claims processing, accounting, compliance and other administrative services primarily relating to certain variable insurance products underwritten by them. Fee income from performing these services totaled $0.3 million in 2002, 2001 and 2000.

10.    Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2002, management is not aware of any claims for which a material loss is reasonably possible.

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the Iowa Farm Bureau Federation. Future remaining minimum lease payments under this lease as of December 31, 2002 are as follows: 2003 – $2.3 million; 2004 – $2.4 million; 2005 – $2.4 million; 2006 – $2.4 million; 2007 – $2.4 million and thereafter, through 2013 – $14.0 million. Rent expense for the lease totaled $3.0 million in 2002 and 2001 and $3.1 million in 2000. These amounts are net of $1.4 million in 2002, 2001 and 2000 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $14.3 million at December 31, 2002 and $15.7 million at December 31, 2001.

11.    Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Numerator:
Income before accounting change and discontinued operations	$50,668	$40,401	$38,747
Cumulative effect of change in accounting for derivative instruments	–	344	–
Income from discontinued operations	–	–	600

Net income	50,668	40,745	39,347
Dividends on Series B and C preferred stock	(4,337)	(4,202)	(150)

Numerator for earnings per common share-income available to common stockholders	$46,331	$36,543	$39,197

Denominator:
Weighted average shares	27,609,866	27,364,771	30,389,665
Deferred common stock units related to directors compensation plan	14,796	13,471	9,736

Denominator for earnings per common share – weighted-average shares	27,624,662	27,378,242	30,399,401
Effect of dilutive securities – employee stock options	543,846	488,898	400,490

Denominator for diluted earnings per common share – adjusted weighted-average shares	28,168,508	27,867,140	30,799,891

Earnings per common share:
Income before accounting change and discontinued operations	$1.68	$1.32	$1.27
Cumulative effect of change in accounting for derivative instruments	–	0.01	–
Income from discontinued operations	–	–	0.02

Earnings per common share	$1.68	$1.33	$1.29

Earnings per common share – assuming dilution:
Income before accounting change and discontinued operations	$1.64	$1.30	$1.25
Cumulative effect of change in accounting for derivative instruments	–	0.01	–
Income from discontinued operations	–	–	0.02

Earnings per common share – assuming dilution	$1.64	$1.31	$1.27

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

Options to purchase 50,345 shares of common stock in 2002 at $19.16 to $24.25 per share were granted during 1997, 1998, 1999, 2000, and 2002 but were not included in the computation of 2002 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2002. The options, which expire in 2007 through 2012, were still outstanding at December 31, 2002.

Options to purchase 133,475 shares of common stock in 2001 at $17.13 to $24.25 per share were granted during 1997, 1998, 1999, 2000 and 2001 but were not included in the computation of 2001 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2001. The options, which expire in 2007 through 2011, were still outstanding at December 31, 2001.

Options to purchase 564,419 shares of common stock in 2000 at $15.00 to $24.25 per share were granted during 1997, 1998, 1999 and 2000 but were not included in the computation of 2000 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2000. The options, which expire in 2007 through 2010, were still outstanding at December 31, 2000.

12.    Statutory Information

The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as available-for-sale (carried at fair value) rather than generally being carried at amortized cost; (b) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (c) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (d) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (e) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (f) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (g) certain deferred income tax assets, agents’ balances and certain other assets designated as “non-admitted assets” for statutory purposes are reported as assets rather than being charged to surplus; (h) revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (i) pension income or expense is recognized for all employees in accordance with Statement No. 87, “Employers’ Accounting for Pensions” rather than for vested employees only; (j) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary; and (k) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income (loss) of the Life Companies, as determined in accordance with statutory accounting practices, was $24.9 million in 2002, ($8.8) million in 2001 and $28.9 million in 2000. The net loss for 2001 is primarily attributable to the payment of ceding commissions on the NTL and American Equity coinsurance transactions. Statutory net gain from operations for the Life Companies, which excludes realized gains and losses, totaled $48.4 million in 2002, $5.7 million in 2001 and $49.8 million in 2000. Statutory capital and surplus, after appropriate elimination of intercompany accounts, totaled $391.8 million at December 31, 2002 and $378.2 million at December 31, 2001.

The ability of Farm Bureau Life to pay dividends to the parent company is restricted because prior approval of the Iowa insurance commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. During 2003, Farm Bureau Life could pay dividends to the parent company of approximately $39.2 million without prior approval of insurance regulatory authorities.

13.    Segment Information

Management analyzes operations by reviewing financial information regarding products that are aggregated into three product segments. The product segments are: (1) traditional annuity, (2) traditional and universal life

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information concerning our operating segments is as follows.

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$176,847	$128,738	$91,661
Traditional and universal life	310,965	295,045	222,458
Variable	46,560	41,409	37,013
Corporate and other	21,540	25,494	42,584

	555,912	490,686	393,716
Realized losses on investments (A)	(14,797)	(16,096)	(26,098)

Consolidated revenues	$541,115	$474,590	$367,618

Net investment income:
Traditional annuity	$184,969	$126,784	$90,490
Traditional and universal life	146,589	141,611	106,867
Variable	11,909	10,198	9,007
Corporate and other	4,892	6,494	15,005

Consolidated	$348,359	$285,087	$221,369

Depreciation and amortization:
Traditional annuity	$(6,853)	$1,804	$1,370
Traditional and universal life	(1,971)	4,675	3,896
Variable	472	973	1,125
Corporate and other	7,726	11,031	10,139

Consolidated	$(626)	$18,483	$16,530

Pre-tax operating income (loss) from continuing operations:
Traditional annuity	$29,432	$20,473	$15,750
Traditional and universal life	61,033	50,421	44,252
Variable	(838)	5,547	1,235
Corporate and other	(2,212)	(3,453)	21,888

	87,415	72,988	83,125
Income taxes on operating income	(28,454)	(23,568)	(28,643)
Realized losses on investments, net (A)	(8,293)	(9,019)	(15,735)

Consolidated income from continuing operations	$50,668	$40,401	$38,747

Assets:
Traditional annuity	$3,315,741	$2,374,426	$1,243,475
Traditional and universal life	2,310,128	2,227,505	1,606,420
Variable	681,264	633,417	564,051
Corporate and other	355,871	342,764	334,417

	6,663,004	5,578,112	3,748,363
Unrealized gains (losses) on investments, net (A)	145,573	60,303	(29,364)
Other classification adjustments	(9,128)	(9,226)	(14,953)

Consolidated assets	$6,799,449	$5,629,189	$3,704,046

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, value of insurance in force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Depreciation and amortization are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the corporate and other segment. Depreciation and amortization for

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the corporate and other segment include charges relating to leases with affiliates totaling $5.0 million for 2002 and $4.6 million for 2001 and 2000. In the consolidated statements of income, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Interest expense and expenditures for long-lived assets were not significant during the periods presented above.

Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $1,349.4 million in 2002. Total premiums collected in 2002 include $837.9 million assumed from American Equity, $20.8 million assumed from NTL and $471.7 million written in our core Farm Bureau marketing territory. Excluding reinsurance assumed, our total life and annuity collected premiums for 2002 are concentrated in the following core Farm Bureau distribution states—Iowa (28%), Kansas (24%) and Oklahoma (8%). Premiums collected in these states include premiums on products from all of our product segments.

14.    Quarterly Financial Information (Unaudited)

Unaudited quarterly results of operations are as follows:

	2002
Quarter ended	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)

Premiums and product charges	$48,327	$53,463	$49,316	$49,861
Net investment income	79,537	82,977	88,818	97,027
Derivative income (loss)	(782)	(8,655)	(1,133)	152
Realized gains (losses) on investments	2,246	(5,823)	1,683	(12,985)
Total revenues	133,787	126,300	142,877	138,151
Net income	13,545	11,970	17,422	7,731
Net income applicable to common stock	12,474	10,890	16,334	6,633

Earnings per common share	$0.45	$0.39	$0.59	$0.24
Earnings per common share – assuming dilution	$0.45	$0.39	$0.58	$0.24

	2001
Quarter ended	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Premiums and product charges	$44,955	$49,646	$46,951	$46,982
Net investment income	66,700	71,116	71,262	76,009
Derivative income (loss)	(808)	(58)	(663)	1,629
Realized gains (losses) on investments	(1,522)	253	(221)	(14,388)
Total revenues	113,585	125,072	121,687	114,246
Income before cumulative effect of change in accounting principle	9,554	12,264	11,216	7,367
Cumulative effect of change in accounting for derivative instruments	344	–	–	–
Net income	9,898	12,264	11,216	7,367
Net income applicable to common stock	8,859	11,218	10,162	6,304

Earnings per common share:
Income before accounting change	$0.31	$0.41	$0.37	$0.23
Cumulative effect of change in accounting for derivative instruments	0.01	–	–	–

Earnings per common share	$0.32	$0.41	$0.37	$0.23

Earnings per common share – assuming dilution:
Income before accounting change	$0.31	$0.40	$0.36	$0.23
Cumulative effect of change in accounting for derivative instruments	0.01	–	–	–

Earnings per common share – assuming dilution	$0.32	$0.40	$0.36	$0.23

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE.

  None

PART III

The information required by Part III, Items 10 through 13, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements. See Table of Contents on page 1 for a list of financial statements included in this Report.

2.	Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

Schedule I—Summary of Investments

Schedule II—Condensed Financial Information of Registrant (Parent Company)

Schedule III—Supplementary Insurance Information

Schedule IV—Reinsurance

All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

3.	Exhibits.

23	Consent of Independent Auditors

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 2003.

FBL Financial Group, Inc.

By:	/s/ CRAIG A. LANG

Craig A. Lang Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ WILLIAM J. ODDY William J. Oddy	Chief Executive Officer (Principal Executive Officer) and Director	February 17, 2003

/s/ JAMES W. NOYCE James W. Noyce	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2003

/s/ CRAIG A. LANG Craig A. Lang	Chairman of the Board and Director	February 17, 2003

/s/ HOWARD D. POULSON Howard D. Poulson	First Vice Chair and Director	February 17, 2003

/s/ KAREN J. HENRY Karen J. Henry	Second Vice Chair and Director	February 17, 2003

/s/ ERIC K. AASMUNDSTAD Eric K. Aasmundstad	Director	February 17, 2003

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 17, 2003

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Director	February 17, 2003

/s/ O. AL CHRISTOPHERSON O. Al Christopherson	Director	February 17, 2003

/s/ JOHN W. CREER John W. Creer	Director	February 17, 2003

/s/ KENNY J. EVANS Kenny J. Evans	Director	February 17, 2003

/s/ ALAN L. FOUTZ Alan L. Foutz	Director	February 17, 2003

Signature	Title	Date

/s/ CRAIG D. HILL Craig D. Hill	Director	February 17, 2003

/s/ LELAND J. HOGAN Leland J. Hogan	Director	February 17, 2003

/s/ RICHARD G. KJERSTAD Richard G. Kjerstad	Director	February 17, 2003

/s/ G. STEVEN KOUPLEN G. Steven Kouplen	Director	February 17, 2003

/s/ DAVID L. MCCLURE David L. McClure	Director	February 17, 2003

/s/ KEITH R. OLSEN Keith R. Olsen	Director	February 17, 2003

/s/ FRANK S. PRIESTLEY Frank S. Priestley	Director	February 17, 2003

/s/ JOHN E. WALKER John E. Walker	Director	February 17, 2003

/s/ MICHAEL S. WHITE Michael S. White	Director	February 17, 2003

/s/ JERRY C. DOWNIN Jerry C. Downin	Senior Vice President, Secretary, Treasurer and Director	February 17, 2003

CERTIFICATIONS

I, William J. Oddy, certify that:

1.	I have reviewed this annual report on Form 10-K of FBL Financial Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 17, 2003

/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

I, James W. Noyce, certify that:

1.	I have reviewed this annual report on Form 10-K of FBL Financial Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 17, 2003

/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FBL Financial Group, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William J. Oddy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 17, 2003

By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FBL Financial Group, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James W. Noyce, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 17, 2003

By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

The Board of Directors and Stockholders

FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and in 2001 the Company changed its method of accounting for derivative instruments.

/s/ Ernst & Young LLP

Des Moines, Iowa

February 5, 2003

Schedule I—Summary of Investments—Other

Than Investments in Related Parties

FBL FINANCIAL GROUP, INC.

December 31, 2002

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
United States Government and agencies	$211,434	$215,525	$215,525
State, municipal and other governments	92,440	96,700	96,700
Public utilities	131,246	133,859	133,859
Corporate securities	1,573,458	1,660,115	1,660,115
Mortgage and asset-backed securities	2,324,155	2,428,654	2,428,654
Convertible bonds	27,123	25,259	25,259
Redeemable preferred stocks	57,651	61,159	61,159

Total	4,417,507	$4,621,271	4,621,271

Equity securities, available for sale:
Common stocks:
Banks, trusts, and insurance companies	6,326	6,189	6,189
Industrial, miscellaneous, and all other	15,179	14,740	14,740
Nonredeemable preferred stocks	691	616	616

Total	22,196	$21,545	21,545

Mortgage loans on real estate	483,682		483,627	(2)
Investment real estate:
Acquired for debt	2,948		2,131	(2)
Investment	22,900		22,900
Policy loans	178,997		178,997
Other long-term investments	6,167		6,032	(3)
Short-term investments	50,866		50,866

	$5,185,263		$5,387,369

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; unpaid principal balance for mortgage loans on real estate and policy loans, and original cost less accumulated depreciation for investment real estate.

(2)	Amount not equal to cost (Column B) because of allowance for possible losses deducted from cost to determine reported amount.

(3)	Amount not equal to cost (Column B) because other long-term investments include securities held by broker-dealer subsidiaries that carry securities at market value. Also, an allowance for possible losses is deducted from cost to determine reported amount.

Schedule II—Condensed Financial Information of Registrant

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2002	2001
Assets
Cash and cash equivalents	$25,161	$9,597
Amounts receivable from affiliates	2,484	1,722
Amounts receivable from subsidiaries (eliminated in consolidation)	2,648	931
Current income taxes recoverable	1,918	1,690
Deferred income taxes	798	504
Other assets	4,140	3,701
Short-term investments	3,174	6,736
Investments in subsidiaries (eliminated in consolidation)	814,463	731,153

Total assets	$854,786	$756,034

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$5,406	$5,089
Amounts payable to affiliates	780	880
Amounts payable to subsidiaries (eliminated in consolidation)	1,723	1,581
Long-term debt (eliminated in consolidation)	100,000	100,000

Total liabilities	107,909	107,550

Series C redeemable preferred stock	85,514	82,691

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	43,993	39,446
Class B common stock	7,533	7,563
Accumulated other comprehensive income	95,145	39,364
Retained earnings	511,692	476,420

Total stockholders’ equity	661,363	565,793

Total liabilities and stockholders’ equity	$854,786	$756,034

See accompanying notes to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Condensed Statements of Income

(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Revenues:
Net investment income	$260	$589	$3,738
Realized gains on investments	–	–	245
Dividends from subsidiaries (eliminated in consolidation)	22,650	15,150	32,150
Management fee income from non-affiliates	242	159	–
Management fee income from affiliates	3,161	1,866	1,134
Management fee income from subsidiaries (eliminated in consolidation)	3,782	1,985	834

Total revenues	30,095	19,749	38,101
Expenses:
Interest expense (eliminated in consolidation)	5,000	5,000	5,000
General and administrative expenses	2,454	2,949	2,018

Total expenses	7,454	7,949	7,018

	22,641	11,800	31,083
Income tax credits	(289)	(1,600)	(651)

Income before equity in undistributed income of subsidiaries and discontinued operations	22,930	13,400	31,734
Equity in undistributed income of subsidiaries (eliminated in consolidation)	27,738	27,345	7,013

Income from continuing operations	50,668	40,745	38,747
Discontinued operations:
Gain on disposal of property–casualty subsidiary, net of related income taxes	–	–	600

Net income	$50,668	$40,745	$39,347

See accompanying notes to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2002	2001	2000
Net cash provided by (used in) operating activities	$(2,074)	$(11,745)	$10,357

Investing activities
Sale, maturity or repayment of investments:
Short-term investments – net	3,562	2,952	36,900
Fixed maturities – available for sale – net	–	12,214	13,797
Investment in subsidiaries (eliminated in consolidation)	–	(2,370)	–
Net proceeds from sale of subsidiary – discontinued operations	–	2,000	2,000
Dividends from subsidiaries (eliminated in consolidation)	22,650	15,150	32,150
Net cash received in acquisition	–	2,863	–
Other	–	(683)	–

Net cash provided by investing activities	26,212	32,126	84,847

Financing activities
Purchase of common stock	–	(94)	(85,782)
Issuance of common stock	3,999	1,527	1,569
Dividends paid	(12,573)	(12,470)	(10,985)

Net cash used in financing activities	(8,574)	(11,037)	(95,198)

Increase in cash and cash equivalents	15,564	9,344	6
Cash and cash equivalents at beginning of year	9,597	253	247

Cash and cash equivalents at end of year	$25,161	$9,597	$253

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$494	$71	$2,553

See accompanying notes to condensed financial statements.

Schedule II—Condensed Financial Information of Registrant (Continued)

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2002

1.    Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries’ investments classified as “available-for-sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

2.    Dividends from Subsidiary

The parent company received cash dividends totaling $22.7 million in 2002, $15.2 million in 2001 and $32.2 million in 2000.

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

Assets		Liabilities and purchase price
Investments	$620,856	Policy liabilities and accruals	$526,391
Cash	2,863	Other policyholder funds	76,738
Value of insurance in force acquired	51,865	Other liabilities	11,621

Goodwill	3,539	Total liabilities	614,750
Other assets	16,315	Purchase price	80,688

Total	$695,438	Total	$695,438

The acquisition and subsequent capital contribution of the noncash assets and liabilities noted above have been excluded from the 2001 condensed statement of cash flows.

Schedule III – Supplementary Insurance Information

FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2002:
Traditional annuity	$215,742	$2,790,851	$–	$321,046
Traditional and universal life insurance	176,761	1,799,060	12,998	141,067
Variable	120,784	173,509	18,310	–
Corporate and other	–	62,283	–	–
Impact of unrealized gains/losses	(44,494)	–	(804)	–

Total	$468,793	$4,825,703	$30,504	$462,113

December 31, 2001:
Traditional annuity	$92,912	$1,816,632	$–	$261,554
Traditional and universal life insurance	159,726	1,750,424	13,163	128,483
Variable	113,079	131,315	17,964	–
Corporate and other	–	66,656	–	–
Impact of unrealized gains/losses	(5,561)	–	(257)	–

Total	$360,156	$3,765,027	$30,870	$390,037

December 31, 2000:
Traditional annuity	$24,745	$962,566	$–	$170,404
Traditional and universal life insurance	125,822	1,264,907	12,919	95,124
Variable	98,201	105,795	16,291	–
Corporate and other	–	49,440	–	–
Impact of unrealized gains/losses	2,203	–	172	–

Total	$250,971	$2,382,708	$29,382	$265,528

Schedule III – Supplementary Insurance Information (Continued)

FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses (2)
	(Dollars in thousands)
December 31, 2002:
Traditional annuity	$1,700	$184,969	$125,173	$10,047	$12,195
Traditional and universal life insurance	164,858	146,589	173,467	5,639	41,388
Variable	33,834	11,909	17,582	7,847	20,911
Corporate and other	493	4,892	346	–	6,459
Impact of realized gains/losses	82	–	–	(867)	(1,170)

Total	$200,967	$348,359	$316,568	$22,666	$79,783

December 31, 2001:
Traditional annuity	$1,001	$126,784	$94,756	$2,456	$11,053
Traditional and universal life insurance	154,325	141,611	164,011	12,109	39,044
Variable	30,382	10,198	12,630	3,103	19,130
Corporate and other	3,044	6,494	2,047	73	7,728
Impact of realized gains/losses	(218)	–	–	(2,297)	76

Total	$188,534	$285,087	$273,444	$15,444	$77,031

December 31, 2000:
Traditional annuity	$1,171	$90,490	$65,754	$2,696	$7,461
Traditional and universal life insurance	115,481	106,867	120,343	6,140	26,784
Variable	27,096	9,007	11,137	2,936	20,755
Corporate and other	9,654	15,005	9,666	684	7,364
Impact of realized gains/losses	(138)	–	–	(1,635)	(255)

Total	$153,264	$221,369	$206,900	$10,821	$62,109

(1)	Net investment income is allocated to the segments based upon the investments held by the respective segment.
(2)	Expenses have been allocated using one of two methodologies, depending on the nature of the expense. Direct expenses, such as those incurred by our underwriting and policy administration departments, and other expenses for which there is a reliable basis for allocation, are allocated based upon time studies and cost analysis performed by the respective departments. The remaining indirect expenses are allocated in proportion to the equity of each segment.

Schedule IV – Reinsurance

FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2002:
Life insurance in force, at end of year	$30,496,231	$5,363,935	$1,999,178	$27,131,474	7.4%

Insurance premiums and other considerations:
Interest sensitive product charges	$67,847	$1,671	$12,299	$78,475	15.7%
Traditional life insurance premiums	127,892	9,363	3,470	121,999	2.8
Accident and health premiums	16,249	15,756	–	493	–

	$211,988	$26,790	$15,769	$200,967	7.8%

Year ended December 31, 2001:
Life insurance in force, at end of year	$28,444,285	$4,772,504	$3,784,244	$27,456,025	13.8%

Insurance premiums and other considerations:
Interest sensitive product charges	$65,221	$1,911	$7,182	$70,492	10.2%
Traditional life insurance premiums	118,089	7,202	4,111	114,998	3.6
Accident and health premiums	16,034	12,990	–	3,044	–

	$199,344	$22,103	$11,293	$188,534	6.0%

Year ended December 31, 2000:
Life insurance in force, at end of year	$22,601,417	$2,058,979	$2,432	$20,544,870	–%

Insurance premiums and other considerations:
Interest sensitive product charges	$61,727	$2,049	$102	$59,780	0.2%
Traditional life insurance premiums	86,684	2,854	–	83,830	–
Accident and health premiums	14,220	4,566	–	9,654	–

	$162,631	$9,469	$102	$153,264	0.1%