Form 10-Q
period 2003-03-31
FBL FINANCIAL GROUP INC
filed 2003-05-06
CIK 1012771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,681,591 shares of Class A common stock and 1,192,990 shares of Class B common stock as of May 1, 2003.

FBL FINANCIAL GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
Assets
Investments:
Fixed maturities—available for sale, at market (amortized cost: 2003 - $4,731,845; 2002 - $4,417,507)	$4,941,197	$4,621,271
Equity securities—available for sale, at market (cost: 2003 - $21,173; 2002 - $22,196)	21,646	21,545
Mortgage loans on real estate	495,493	483,627
Investment real estate, less allowances for depreciation of $4,782 in 2003 and $4,662 in 2002	26,428	25,031
Policy loans	178,486	178,997
Other long-term investments	6,088	6,032
Short-term investments	48,084	50,866

Total investments	5,717,422	5,387,369

Cash and cash equivalents	271,998	263,011
Securities and indebtedness of related parties	51,667	48,285
Accrued investment income	56,715	53,642
Accounts and notes receivable	20	80
Amounts receivable from affiliates	3,703	3,649
Reinsurance recoverable	95,986	95,455
Deferred policy acquisition costs	494,520	468,793
Value of insurance in force acquired	47,940	48,526
Property and equipment, less allowances for depreciation of $53,223 in 2003 and $51,198 in 2002	36,595	35,115
Current income taxes recoverable	2,562	8,537
Goodwill	11,170	11,170
Other assets	23,770	28,100
Assets held in separate accounts	341,626	347,717

Total assets	$7,155,694	$6,799,449

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and equity-indexed products	$3,898,820	$3,708,862
Traditional life insurance and accident and health products	1,105,938	1,096,995
Unearned revenue reserve	30,530	30,504
Other policy claims and benefits	23,193	19,846

	5,058,481	4,856,207

Other policyholders’ funds:
Supplementary contracts without life contingencies	330,069	321,046
Advance premiums and other deposits	134,649	125,614
Accrued dividends	15,724	15,453

	480,442	462,113

Amounts payable to affiliates	337	625
Short-term debt	40,000	40,000
Deferred income taxes	104,312	101,226
Other liabilities	267,255	147,474
Liabilities related to separate accounts	341,626	347,717

Total liabilities	6,292,453	5,955,362

Minority interest in subsidiaries:
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	97,000	97,000
Other	219	210
Series C redeemable preferred stock, $26.8404 par and redemption value per share—authorized 3,752,100 shares, issued and outstanding 3,411,000 shares	86,241	85,514

Stockholders’ equity:
Preferred stock, without par value, at liquidation value—authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value—authorized 88,500,000 shares, issued and outstanding 26,659,249 shares in 2003 and 26,578,279 shares in 2002	45,522	43,993
Class B common stock, without par value—authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,528	7,533
Accumulated other comprehensive income	103,983	95,145
Retained earnings	519,748	511,692

Total stockholders’ equity	679,781	661,363

Total liabilities and stockholders’ equity	$7,155,694	$6,799,449

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2003	2002
Revenues:
Interest sensitive product charges	$20,622	$18,772
Traditional life insurance premiums	31,373	29,463
Accident and health premiums	87	92
Net investment income	97,947	79,537
Derivative loss	(5,073)	(782)
Realized gains (losses) on investments	(5,632)	2,246
Other income	4,009	4,459

Total revenues	143,333	133,787
Benefits and expenses:
Interest sensitive product benefits	54,080	48,268
Traditional life insurance and accident and health benefits	19,635	17,382
Increase in traditional life and accident and health future policy benefits	7,397	7,845
Distributions to participating policyholders	7,656	7,971
Underwriting, acquisition and insurance expenses	32,880	24,691
Interest expense	118	177
Other expenses	3,524	3,276

Total benefits and expenses	125,290	109,610

	18,043	24,177
Income taxes	(5,613)	(7,671)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(1,213)	(1,213)
Other	(50)	(33)
Equity income (loss), net of related income taxes	779	(1,715)

Net income	11,946	13,545
Dividends on Series B and C preferred stock	(1,106)	(1,071)

Net income applicable to common stock	$10,840	$12,474

Earnings per common share	$0.39	$0.45

Earnings per common share—assuming dilution	$0.38	$0.45

Cash dividends per common share	$0.10	$0.10

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2002	$3,000	$39,446	$7,563	$39,364	$476,420	$565,793
Comprehensive income (loss):
Net income for three months ended March 31, 2002	—	—	—	—	13,545	13,545
Change in net unrealized investment gains/losses	—	—	—	(41,498)	—	(41,498)

Total comprehensive income (loss)						(27,953)
Issuance of 95,496 shares of common stock under compensation and stock option plans, including related income tax benefit	—	1,084	—	—	—	1,084
Adjustment resulting from capital transactions of equity investee	—	(43)	(8)	—	—	(51)
Dividends on preferred stock	—	—	—	—	(1,071)	(1,071)
Dividends on common stock	—	—	—	—	(2,750)	(2,750)

Balance at March 31, 2002	$3,000	$40,487	$7,555	$(2,134)	$486,144	$535,052

Balance at January 1, 2003	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363
Comprehensive income:
Net income for three months ended March 31, 2003	—	—	—	—	11,946	11,946
Change in net unrealized investment gains/losses	—	—	—	8,838	—	8,838

Total comprehensive income						20,784
Issuance of 80,970 shares of common stock under compensation and stock option plans, including related income tax benefit	—	1,563	—	—	—	1,563
Adjustment resulting from capital transactions of equity investee	—	(34)	(5)	—	—	(39)
Dividends on preferred stock	—	—	—	—	(1,106)	(1,106)
Dividends on common stock	—	—	—	—	(2,784)	(2,784)

Balance at March 31, 2003	$3,000	$45,522	$7,528	$103,983	$519,748	$679,781

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2003	2002
Operating activities
Net income	$11,946	$13,545
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances, excluding bonus interest	44,615	39,638
Charges for mortality and administration	(19,880)	(18,451)
Deferral of unearned revenues	396	640
Amortization of unearned revenue reserve	(403)	(289)
Provision for depreciation and amortization	(4,002)	1,729
Equity loss (income)	(779)	1,715
Realized losses (gains) on investments	5,632	(2,246)
Increase in traditional life and accident and health benefit accruals	7,397	7,845
Policy acquisition costs deferred	(25,163)	(34,746)
Amortization of deferred policy acquisition costs	11,779	5,080
Provision for deferred income taxes	(1,656)	651
Other	4,674	(12,455)

Net cash provided by operating activities	34,556	2,656

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities—available for sale	357,551	257,092
Equity securities—available for sale	409	1,826
Mortgage loans on real estate	17,156	34,000
Investment real estate	419	—
Policy loans	9,608	10,943
Other long-term investments	500	501
Short-term investments—net	2,782	—

	388,425	304,362
Acquisition of investments:
Fixed maturities—available for sale	(529,638)	(528,571)
Equity securities—available for sale	—	(44)
Mortgage loans on real estate	(32,463)	(26,069)
Investment real estate	(1,916)	—
Policy loans	(9,097)	(10,408)
Other long-term investments	(524)	(506)
Short-term investments—net	—	(26,554)

	(573,638)	(592,152)
Proceeds from disposal, repayments of advances and other distributions from equity investees	2,095	586
Investments in and advances to equity investees	(5,883)	—
Net purchases of property and equipment and other	(4,236)	(1,598)

Net cash used in investing activities	(193,237)	(288,802)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Three months ended March 31,
	2003	2002
Financing activities
Receipts from interest sensitive, equity-indexed and variable products credited to policyholder account balances	$265,921	$295,916
Return of policyholder account balances on interest sensitive, equity-indexed and variable products	(95,321)	(76,743)
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(1,213)	(1,213)
Other distributions related to minority interests—net	(41)	(20)
Issuance of common stock	1,485	943
Dividends paid	(3,163)	(3,128)

Net cash provided by financing activities	167,668	215,755

Increase (decrease) in cash and cash equivalents	8,987	(70,391)
Cash and cash equivalents at beginning of period	263,011	271,459

Cash and cash equivalents at end of period	$271,998	$201,068

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$121	$180
Income taxes	1,634	7,080
Non-cash operating activity:
Deferral of bonus interest credited to account balances	4,052	3,937

See accompanying notes.

FBL Financial Group, Inc.	March 31, 2003

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2003

1. Basis of Presentation and Accounting Changes

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2002 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

Effective January 1, 2003 we adopted Statement of Financial Accounting Standards (Statement) No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under Statement No. 123, compensation expense is recognized as stock options vest in an amount equal to the estimated fair value of the options on the date of grant. Statement No. 148 amends Statement No. 123 by requiring more prominent and frequent disclosures regarding the effects of stock-based compensation and provides for alternative transition methods in the adoption of Statement No. 123. Historically we have applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally has resulted in no compensation expense being recognized. We are using the prospective method in the adoption of Statement No. 123. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. During the first quarter of 2003, net income was less than $0.1 million (less than $0.01 per common share) lower as a result of expensing stock options. The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123 will continue to be accounted for under APB No. 25. See Note 5, “Stock Option Plan,” for more information on stock options.

In April 2003, the Derivative Implementation Group issued Statement 133 Implementation Issue No. 36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. At March 31, 2003, funds withheld on variable business assumed by us totaled $5.3 million, and funds withheld on variable business ceded by us totaled $3.9 million. We have not quantified the impact on our financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld. We plan on adopting DIG B36 when it becomes effective in the fourth quarter of 2003.

FBL Financial Group, Inc.	March 31, 2003

2. Investment Operations

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as “available for sale” and are reported at market value. Unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders’ equity as a component of accumulated other comprehensive income or loss. Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Equity securities, comprised of common and non-redeemable preferred stocks, are designated as “available for sale” and are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders’ equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

Net unrealized investment gains on fixed maturity and equity securities classified as available for sale and recorded directly to stockholders’ equity were comprised of the following:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Unrealized appreciation on fixed maturity and equity securities available for sale	$209,825	$203,113
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(36,203)	(44,494)
Value of insurance in force acquired	(8,740)	(8,914)
Unearned revenue reserve	771	804
Provision for deferred income taxes	(57,979)	(52,678)

	107,674	97,831
Proportionate share of net unrealized investment losses of equity investees	(3,691)	(2,686)

Net unrealized investment gains	$103,983	$95,145

3. Debt

We have a note payable to the Federal Home Loan Bank (FHLB) totaling $40.0 million at March 31, 2003 and at December 31, 2002. The note is due September 17, 2003 and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.23% at March 31, 2003 and 1.37% at December 31, 2002). At March 31, 2003, fixed maturity securities with a carrying value of $42.6 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow an additional $44.6 million from the FHLB at March 31, 2003 with an appropriate increase in collateral deposits.

4. Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or certain other agreements. At March 31, 2003, management is not aware of any claims for which a material loss is reasonably possible.

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

FBL Financial Group, Inc.	March 31, 2003

During the first quarter of 2003, we entered into a reinsurance pool with various unaffiliated life insurance companies, effective July 1, 2003, to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.7 million. Pool losses are capped at $6.4 million per event.

We self-insure our employee health and welfare claims; however, claims in excess of self-insurance levels are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims incurred during the period. Accordingly, no accruals are recorded on our financial statements for unpaid claims and claims incurred but not reported. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

We have extended a line of credit in the amount of $0.5 million to Western Computer Services, Inc., an affiliate. Interest on this agreement is equal to the prime rate of a national bank and payable monthly. There was less than $0.1 million at March 31, 2003 and December 31, 2002 outstanding on this line of credit.

5. Stock Option Plan

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

Information relating to stock option grants is as follows:

	Three months ended March 31,
	2003		2002
	Number of Securities Underlying Options Granted	Weighted- Average Exercise Price Per Share	Number of Securities Underlying Options Granted	Weighted- Average Exercise Price Per Share
	(Dollars in thousands)
William J. Oddy, Chief Executive Officer	31,691	$19.50	30,078	$17.97
Stephen M. Morain, Senior Vice President and General Counsel	16,468	19.50	17,183	17.97
James W. Noyce, Chief Financial Officer	21,181	19.50	19,844	17.97
JoAnn W. Rumelhart, Executive Vice President	15,906	19.50	11,244	17.97
John M. Paule, Chief Marketing Officer	11,376	19.50	11,118	17.97
Non-employee members of the Board of Directors	16,000	19.50	17,000	17.97
Officers, employees and other	372,525	19.50	317,605	17.97

Total	485,147	19.50	424,072	17.97

As described in Note 1, effective January 1, 2003 we adopted Statement No. 123, as amended by Statement No. 148, using the prospective method to all employee options granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

FBL Financial Group, Inc.	March 31, 2003

	Three months ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported:	$11,946	$13,545
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	63	—
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(195)	(163)

Net income, pro forma	$11,814	$13,382

Earnings per common share, as reported	$0.39	$0.45

Earnings per common share, pro forma	$0.38	$0.45

Earnings per common share—assuming dilution, as reported	$0.38	$0.45

Earnings per common share—assuming dilution, pro forma	$0.38	$0.44

The fair value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Risk-free interest rate	3.08%	4.35%
Dividend yield	1.90%	1.90%
Volatility factor of the expected market price	0.24	0.24
Weighted-average expected life	5.1 years	5.0 years

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

FBL Financial Group, Inc.	March 31, 2003

6. Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share—assuming dilution:

	Three months ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income	$11,946	$13,545
Dividends on Series B and C preferred stock	(1,106)	(1,071)

Numerator for earnings per common share—income available to common stockholders	$10,840	$12,474

Denominator:
Weighted average shares	27,808,248	27,462,600
Deferred common stock units related to directors compensation plan	16,917	13,471

Denominator for earnings per common share—weighted-average shares	27,825,165	27,476,071
Effect of dilutive securities—employee stock options	479,066	508,085

Denominator for diluted earnings per common share—adjusted weighted-average shares	28,304,231	27,984,156

Earnings per common share	$0.39	$0.45

Earnings per common share—assuming dilution	$0.38	$0.45

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

7. Segment Information

Management analyzes operations by reviewing financial information regarding products that are aggregated into three product segments. The product segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment.

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

FBL Financial Group, Inc.	March 31, 2003

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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	investments and related investment income not specifically allocated to our product segments;

•	interest expense and minority interest pertaining to distributions on trust preferred securities;

•	accident and health insurance products, primarily a closed block of group policies;

•	advisory services for the management of investments and other companies;

•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and

•	leasing services, primarily with affiliates.

Financial information concerning our operating segments is as follows:

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$53,573	$38,321
Traditional and universal life	78,427	76,577
Variable	12,109	10,939
Corporate and other	4,853	5,700

	148,962	131,537
Realized gains (losses) on investments (A)	(5,629)	2,250

Consolidated revenues	$143,333	$133,787

Pre-tax operating income (loss):
Traditional annuity	$11,356	$5,970
Traditional and universal life	12,159	15,123
Variable	244	718
Corporate and other	(312)	(3,120)

	23,447	18,691
Income taxes on operating income	(7,946)	(6,187)
Realized gains (losses) on investments, net (A)	(3,555)	1,041

Consolidated net income	$11,946	$13,545

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill at March 31, 2003 and December 31, 2002 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million) and variable ($1.2 million).

FBL Financial Group, Inc.	March 31, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2002 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

Results of Operations for the Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

	Three months ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
Net income	$11,946	$13,545
Less dividends on Series B and C preferred stock	(1,106)	(1,071)

Net income applicable to common stock	$10,840	$12,474

Earnings per common share	$0.39	$0.45

Earnings per common share—assuming dilution	$0.38	$0.45

Net income applicable to common stock decreased 13.1% in the 2003 period to $10.8 million due to an increase in realized losses on investments. As noted in the Segment Information section that follows, realized gains (losses) on investments, net of related offsets and income taxes, totaled ($3.6) million in the 2003 period and $1.0 million in the 2002 period. Results in the first quarter of 2003 were favorably impacted by an increase in the volume of annuity business in force, an increase in fee income from bond calls and mortgage loan prepayments and an increase in discount accretion on mortgage and asset-backed securities. Annuity business in force increased due to strong sales from our core distribution agency force and premiums assumed from American Equity Investment Life Insurance Company (American Equity) during 2002 and the first quarter of 2003. These items were partially offset by an increase in death benefits during the first quarter of 2003.

A summary of our premiums and product charges is as follows:

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive product charges	$20,662	$18,772
Traditional life insurance premiums	31,373	29,463
Accident and health premiums	87	92

Total premiums and product charges	$52,122	$48,327

Premiums and product charges increased 7.9% in the 2003 period to $52.1 million. Revenues assumed from American Equity include interest sensitive product charges totaling $1.3 million in 2003 and $0.1 million in 2002. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Traditional life insurance premiums increased 6.5% to $31.4 million due primarily to increased sales from our core distribution agency force.

FBL Financial Group, Inc.	March 31, 2003

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 23.1% in the 2003 period to $97.9 million, due to an increase in average invested assets. Average invested assets in the 2003 period increased 23.9% to $5,486.2 million (based on securities at amortized cost) due to net premium inflows from our American Equity coinsurance agreement and core distribution agency force. The annualized yield earned on average invested assets decreased to 7.33% in the first quarter of 2003 from 7.38% in the 2002 period due principally to a decrease in market interest rates. The impact of the decrease in market interest rates on yield was partially offset by the impact of an increase in fee income from bond calls and mortgage loan prepayments and an increase in discount accretion on mortgage and asset-backed securities. Fee income from bond calls and mortgage loan prepayments totaled $2.4 million in the first quarter of 2003 compared to $0.3 million in the 2002 period. For the first quarter, net investment income includes $2.9 million in 2003 and less than $0.1 million in 2002 representing an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition—Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative loss totaled $5.1 million in the 2003 period compared to $0.8 million in the 2002 period. Our derivative loss consists of unrealized gains and losses on the value of call options used to fund returns on our equity-indexed annuity contracts assumed from American Equity and on the value of the conversion feature embedded in convertible fixed maturity securities. In addition, derivative income (loss) includes proceeds from the exercise of call options. The increases in derivative loss is due to the increase in equity-indexed business assumed from American Equity and a decline in the value of the related call options resulting from the passage of time and a general decline in the equity markets during 2003. Changes in the value of the call options are partially offset by corresponding changes in the value of the embedded derivatives in the underlying equity-indexed contracts. Changes in the value of these embedded derivatives are recorded as a component of interest sensitive product benefits. Derivative loss will fluctuate based on market conditions and could result in income or loss.

Realized gains (losses) on investments totaled ($5.6) million in the 2003 period compared to $2.2 million in the 2002 period. Realized gains (losses) during the first quarter include writedowns of investments that became other-than-temporarily impaired totaling $9.3 million in 2003 and $5.1 million in 2002. These writedowns are the result of the issuers of the securities having deteriorating operating trends, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

A summary of our policy benefits is as follows:

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Policy benefits:
Interest sensitive product benefits	$54,080	$48,268
Traditional life insurance and accident and health benefits	19,635	17,382
Increase in traditional life and accident and health future policy benefits	7,397	7,845
Distributions to participating policyholders	7,656	7,971

Total policy benefits	$88,768	$81,466

Policy benefits increased 9.0% in 2003 period to $88.8 million. The increase in the 2003 period is due primarily to an increase in volume of annuity business in force principally as a result of our American Equity coinsurance agreement, and an increase in death benefits from our direct business. Benefits assumed from American Equity include interest sensitive product benefits totaling $8.1 million in the 2003 period and $4.0 million in the 2002 period. In total, death benefits increased 12.9% to $20.8 million in the first quarter of 2003. Partially offsetting

FBL Financial Group, Inc.	March 31, 2003

these increases is the impact of a reduction in the dividend crediting rate in October 2002 and a reduction in interest crediting rates on many of our products throughout 2002 and into 2003. These rate decreases were made in response to a declining investment portfolio yield. Interest crediting rates were 4.75% on our primary fixed annuity product and 5.40% on our primary universal life insurance product as of April 1, 2003. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality experience.

A summary of the underwriting, acquisition and insurance expenses is as follows:

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$2,905	$2,958
Amortization of deferred policy acquisition costs	11,779	5,080
Amortization of value of insurance in force acquired	760	828
Other underwriting, acquisition and insurance expenses, net of deferrals	17,436	15,825

Total underwriting, acquisition and insurance expenses	$32,880	$24,691

Underwriting, acquisition and insurance expenses increased 33.2% in the 2003 period to $32.9 million. Amortization of deferred policy acquisition costs increased due to an increase in the volume of business in force and a shift in product profitability to blocks of business that have a larger acquisition cost remaining to be amortized or that have higher amortization factors. Amortization of deferred policy acquisition costs on our American Equity business totaled $5.7 million in the 2003 period and $1.3 million in the 2002 period. Other underwriting, acquisition and insurance expenses increased due primarily to increases in salaries, employee benefits and expense allowances on reinsurance assumed.

Effective January 1, 2003 we started expensing the cost of employee stock options for those options granted, modified or settled after 2003 in accordance with Statement of Financial Accounting Standards (Statement) No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Stock compensation expense included in other underwriting expenses for the first quarter of 2003 totaled $0.1 million. Stock compensation expense will increase over the five-year vesting period of the underlying options.

Interest expense decreased 33.3% in the 2003 period to $0.1 million. This decrease is due to a decrease in the interest rate on our $40.0 million variable-rate debt.

Income taxes decreased 26.8% in the 2003 period to $5.6 million compared to $7.7 million in the 2002 period. The effective tax rate for the 2003 period was 31.1% compared to 31.7% for the 2002 period. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

Equity income (loss), net of related income taxes, totaled $0.8 million in the 2003 period compared to ($1.7) million in the 2002 period. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are venture capital investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income includes $0.8 million in the 2003 period and ($0.8) million in the 2002 period, representing our share

FBL Financial Group, Inc.	March 31, 2003

of its net income (loss). See the “Other Assets” section following for additional information regarding the composition of our equity investees.

Pending Accounting Change

In April 2003, the Derivative Implementation Group issued Statement 133 Implementation Issue No. 36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. At March 31, 2003, funds withheld on variable business assumed by us totaled $5.3 million, and funds withheld on variable business ceded by us totaled $3.9 million. We have not quantified the impact on our financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld. We plan on adopting DIG B36 when it becomes effective in the fourth quarter of 2003.

Segment Information

Management analyzes financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment. See Note 7 of the notes to consolidated financial statements for additional information regarding segment information.

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

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Net income	$11,946	$13,545

Realized losses (gains) on investments	5,632	(2,246)
Change in amortization of:
Deferred policy acquisition costs	(12)	180
Value of insurance in force acquired	(148)	468
Unearned revenue reserve	(3)	(4)
Income tax offset	(1,914)	561

Realized losses (gains), net of offsets	3,555	(1,041)
Income taxes on operating income	7,946	6,187

Pre-tax operating income	$23,447	$18,691

A discussion of our operating results, by segment, follows.

FBL Financial Group, Inc.	March 31, 2003

Traditional Annuity Segment

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$1,482	$205
Net investment income	57,121	39,022
Derivative loss	(5,030)	(906)

	53,573	38,321
Benefits and expenses	42,217	32,351

Pre-tax operating income	$11,356	$5,970

Other data
Annuity premiums collected, net of reinsurance	$186,639	$237,405
Policy liabilities and accruals, end of period	3,296,353	2,316,435

Pre-tax operating income for the traditional annuity segment increased 90.2% in the 2003 period to $11.4 million. Revenues, benefits, expenses and the volume of business in force increased primarily due to the increase in business assumed from American Equity and increases in sales from our core distribution agency force. The increase in pre-tax operating income in the 2003 period also includes a $3.6 million increase in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities noted in the investment income discussion above. Premiums collected assumed from American Equity totaled $120.1 million in the 2003 period and $189.5 million in the 2002 period. Direct premiums collected increased 39.5% in the 2003 period to $65.3 million.

Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,636	$10,673
Traditional life insurance premiums and other income	31,373	29,463
Net investment income	36,461	36,212
Derivative income (loss)	(43)	229

	78,427	76,577
Benefits and expenses	66,268	61,454

Pre-tax operating income	$12,159	$15,123

Other data
Life premiums collected, net of reinsurance	$44,670	$42,677
Policy liabilities and accruals, end of period	1,975,200	1,900,334

Pre-tax operating income for the traditional and universal life insurance segment decreased 19.6% in the 2003 period to $12.2 million due primarily to an increase in traditional life and universal life insurance death benefits. In total, death benefits increased $2.8 million, or 18.2%, in the 2003 period to $18.2 million. Life premiums collected increased 4.7% to $44.7 million in the 2003 period due to new sales from our core distribution agency force.

FBL Financial Group, Inc.	March 31, 2003

Variable Segment

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$8,501	$7,890
Net investment income	3,358	2,848
Other income	250	201

	12,109	10,939
Benefits and expenses	11,865	10,221

Pre-tax operating income	$244	$718

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$28,919	$32,447
Policy liabilities and accruals, end of period	204,971	157,137
Separate account assets, end of period	341,626	376,498

Pre-tax operating income for the variable segment decreased 66.0% in the 2003 period to $0.2 million. Revenues increased 10.7% to $12.1 million in the 2003 period due to an increase in the volume of business in force. In addition, investment income increased due to the impact of a shift in the allocation of policyholder funds from the separate accounts to the general account. Benefits and expenses increased 16.1% to $11.9 million in the 2003 period due primarily to increases in other underwriting expenses and the amortization of deferred policy acquisition costs. The rate of amortization of deferred policy acquisition costs increased beginning in the third quarter of 2002 due to changes in the emergence of profits on this business. Death benefits in excess of related account values on variable universal life policies decreased to $2.3 million in the first quarter of 2003 from $2.9 million in the 2002 period. Variable premiums collected decreased 10.9% to $28.9 million in the 2003 period due to the uncertain economic and equity market environment.

The variable segment does not currently contribute significantly to our net income due to the fee income structure of these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows and the significant fixed costs of administering the business are spread over a larger block of policies.

Corporate and Other Segment

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Accident and health insurance premiums	$87	$92
Net investment income	1,007	1,455
Derivative loss	—	(105)
Other income	3,759	4,258

	4,853	5,700
Benefits and expenses	5,100	4,936

	(247)	764
Minority interest	(1,263)	(1,246)
Equity income (loss), before tax	1,198	(2,638)

Pre-tax operating loss	$(312)	$(3,120)

Pre-tax operating loss totaled $0.3 million in the 2003 period and $3.1 million in the 2002 period. The fluctuations in pre-tax operating loss are due primarily to fluctuations in equity income (loss) as described above.

FBL Financial Group, Inc.	March 31, 2003

Financial Condition

Investments

Our total investment portfolio increased 6.1% to $5,717.4 million at March 31, 2003 compared to $5,387.4 million at December 31, 2002. This increase is primarily the result of net cash received from interest sensitive and equity-indexed products and positive cash flow provided by operating activities. In addition, we had a $136.3 million increase in unsettled trades for securities purchases at March 31, 2003 compared to December 31, 2002.

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

Our investment portfolio is summarized in the table below:

	March 31, 2003		December 31, 2002
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$4,112,146	71.9%	$3,801,914	70.6%
144A private placement	571,449	10.0	556,102	10.3
Private placement	257,602	4.5	263,255	4.9

Total fixed maturities	4,941,197	86.4	4,621,271	85.8
Equity securities	21,646	0.4	21,545	0.4
Mortgage loans on real estate	495,493	8.7	483,627	9.0
Investment real estate:
Acquired for debt	1,805	0.1	2,131	0.1
Investment	24,623	0.4	22,900	0.4
Policy loans	178,486	3.1	178,997	3.3
Other long-term investments	6,088	0.1	6,032	0.1
Short-term investments	48,084	0.8	50,866	0.9

Total investments	$5,717,422	100.0%	$5,387,369	100.0%

As of March 31, 2003, 94.8% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2003, the investment in non-investment grade debt was 5.2% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of March 31, 2003 is as follows:

FBL Financial Group, Inc.	March 31, 2003

	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$640,376	$602,073	$58,123	$38,303	$(1,328)
Manufacturing	441,516	373,793	34,716	67,723	(6,811)
Mining	149,400	142,428	12,406	6,972	(1,806)
Retail trade	78,008	57,080	6,472	20,928	(5,450)
Services	51,490	33,242	1,762	18,248	(563)
Transportation	98,168	56,868	5,463	41,300	(14,571)
Public utilities	126,325	111,155	8,374	15,170	(2,089)
Private utilities and other	222,923	168,353	12,506	54,570	(6,612)
Other	60,072	50,216	4,127	9,856	(66)

Total corporate securities	1,868,278	1,595,208	143,949	273,070	(39,296)
Mortgage and asset-backed securities	2,694,340	2,521,677	97,879	172,663	(4,692)
United States Government and agencies	262,140	176,966	9,537	85,174	(2,797)
State, municipal and other governments	116,439	91,593	6,561	24,846	(1,789)

Total	$4,941,197	$4,385,444	$257,926	$555,753	$(48,574)

The following table sets forth the credit quality, by NAIC designation and Standard & Poors (S & P) rating equivalents, of fixed maturity securities.

		March 31, 2003
NAIC Designation	Equivalent S&P Ratings(1)	Carrying Value	Percent
		(Dollars in thousands)
1	(AAA, AA, A)	$3,636,703	73.6%
2	(BBB)	1,048,995	21.2

	Total investment grade	4,685,698	94.8
3	(BB)	180,535	3.7
4	(B)	55,541	1.1
5	(CCC, CC, C)	15,109	0.3
6	In or near default	4,314	0.1

	Total below investment grade	255,499	5.2

	Total fixed maturities	$4,941,197	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	March 31, 2003

The following table sets forth the composition by credit quality of the fixed maturity securities with gross unrealized losses as of March 31, 2003.

NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	(AAA, AA, A)	$277,353	49.9%	$(5,212)	10.7%
2	(BBB)	159,720	28.7	(18,062)	37.2

	Total investment grade	437,073	78.6	(23,274)	47.9
3	(BB)	68,531	12.3	(9,206)	19.0
4	(B)	42,310	7.6	(13,180)	27.1
5	(CCC, CC, C)	7,829	1.4	(2,864)	5.9
6	In or near default	10	0.1	(50)	0.1

	Total below investment grade	118,680	21.4	(25,300)	52.1

	Total	$555,753	100.0%	$(48,574)	100.0%

As of March 31, 2003, $23.3 million, or 47.9%, of the gross unrealized losses on our fixed maturity securities are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell the securities.

As of March 31, 2003, $25.3 million, or 52.1%, of the gross unrealized losses on our fixed maturity securities are rated below investment grade. We believe the issuers of these securities will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

The carrying value and estimated market value of our portfolio of fixed maturity securities at March 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$43,772	$44,754
Due after one year through five years	432,120	457,556
Due after five years through ten years	502,444	537,781
Due after ten years	1,094,704	1,145,042

	2,073,040	2,185,133
Mortgage and asset-backed securities	2,601,153	2,694,340
Redeemable preferred stocks	57,652	61,724

	$4,731,845	$4,941,197

FBL Financial Group, Inc.	March 31, 2003

The scheduled maturity dates for securities in an unrealized loss position at March 31, 2003 are as follows:

	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$2,010	$(39)
Due after one year through five years	46,552	(7,243)
Due after five years through ten years	61,109	(9,519)
Due after ten years	260,056	(26,794)

	369,727	(43,595)
Mortgage and asset-backed securities	172,663	(4,692)
Redeemable preferred stocks	13,363	(287)

Total	$555,753	$(48,574)

At March 31, 2003, no securities from the same issuer had an aggregate unrealized loss in excess of $5.1 million.

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

The repayment pattern on mortgage and other asset-backed securities is more variable than that of more traditional fixed maturity securities because the repayment terms are tied to underlying debt obligations that are subject to prepayments. The prepayment speeds (e.g., the rate of individuals refinancing their home mortgages) can vary based on a number of economic factors that can not be predicted with certainty. These factors include the prevailing interest rate environment and general status of the economy.

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed, to result in a constant effective yield over the life of the security. This effective yield is computed using historical principal payments and expected future principal payment patterns. Any adjustments to book value to derive the constant effective yield, which may include the reversal of premium or discount amounts previously amortized or accrued, are recorded in the current period as a component of net investment income. Accordingly, deviations in actual prepayment speeds from that originally expected or changes in expected prepayment speeds can cause a change in the yield earned on mortgage and asset-backed securities purchased at a premium or discount and may result in adjustments that have a material positive or negative impact on quarterly reported results. Increases in prepayment speeds, which typically occur in a decreasing interest rate environment, generally increase the rate at which discount is accrued and premium is amortized into income. Decreases in prepayment speeds, which typically occur in an increasing interest rate environment, generally slow down the rate these amounts are recorded into income.

The mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or “tranches” which provide sequential retirement of the bonds. We invest in sequential tranches which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We will also purchase interest only and Z securities to increase the duration of the CMO portfolio when deemed necessary to better match the duration of our liabilities. Interest only and Z securities generally tend to have more duration risk (risk the security’s price will change significantly with a given change in market interest rates) than the other types of mortgage-backed securities in our portfolio. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, principal only, floater, inverse floater, PAC II and support tranches.

FBL Financial Group, Inc.	March 31, 2003

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at March 31, 2003, summarized by type of security.

	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,797,381	$1,807,290	$1,852,380	37.5%
Pass through	205,105	204,999	211,807	4.3
Planned and targeted amortization class	136,015	135,883	139,022	2.8
Other	98,824	99,685	102,887	2.1

Total residential mortgage-backed securities	2,237,325	2,247,857	2,306,096	46.7
Commercial mortgage-backed securities	221,556	219,748	241,911	4.9
Other asset-backed securities	142,272	145,157	146,333	2.9

Total mortgage and asset-backed securities	$2,601,153	$2,612,762	$2,694,340	54.5%

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

At March 31, 2003, we held $21.6 million or 0.4% of invested assets in equity securities. At March 31, 2003, gross unrealized gains totaled $0.9 million and gross unrealized losses totaled $0.4 million on these securities.

At March 31, 2003, we held $495.5 million or 8.7% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At March 31, 2003, mortgages more than 60 days delinquent accounted for less than 1.0% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at March 31, 2003 include: Pacific (28.0%), which includes California and Hawaii; and East North Central (15.0%), which includes Illinois, Michigan, Ohio and Wisconsin. Mortgage loans on real estate are also diversified by collateral type with office buildings (38.8%), retail facilities (28.9%) and industrial facilities (28.7%) representing the largest holdings at March 31, 2003.

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At March 31, 2003, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 5.9 years. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.8 as of March 31, 2003.

Other Assets

Deferred policy acquisition costs increased 5.5% to $494.5 million at March 31, 2003 due to the capitalization of costs incurred with new sales, principally from the American Equity coinsurance agreement. Assets held in separate accounts decreased 1.8% to $341.6 million at March 31, 2003 due primarily to fluctuations in market value, partially offset by the transfer of net premiums to the separate accounts. At March 31, 2003, we had total assets of $7,155.7 million, a 5.2% increase from total assets at December 31, 2002.

FBL Financial Group, Inc.	March 31, 2003

The securities and indebtedness of related parties line on the balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
American Equity Investment Life Holding Company, common and preferred stock	$32,839	$31,667
Berthel Fisher and Company and affiliates	4,059	4,059
Venture capital investment partnerships (5 in 2003 and 8 in 2002)	1,769	2,340
Real estate investment partnerships (5 in 2003 and 2002)	12,594	8,268
Mortgage loans and other	6,046	6,047

	57,307	52,381
Proportionate share of net unrealized investment losses of equity investees	(5,640)	(4,096)

Securities and indebtedness of related parties	$51,667	$48,285

Liabilities and Redeemable Preferred Stock

Policy liabilities and accruals and other policyholders’ funds increased 4.1% to $5,538.9 million at March 31, 2003 primarily due to the addition of the American Equity business and growth in the volume of business in force from our core distribution agency force. Deferred income taxes increased 3.0% to $104.3 million at March 31, 2003 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities increased 81.2% to $267.3 million at March 31, 2003 due primarily to an increase in payables for security purchases. At March 31, 2003, we had total liabilities of $6,292.5 million, a 5.7% increase from total liabilities at December 31, 2002.

Our variable annuity contracts contain a guaranteed minimum death benefit (GMDB) rider. For a majority of our contracts, the GMDB provides for a return of the contract holder’s premiums deposited into the contract, net of partial withdrawals, upon the contract holder’s death. Our exposure to the GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $47.4 million at March 31, 2003 and $43.7 million at December 31, 2002. Reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.7 million at March 31, 2003 and $0.5 million at December 31, 2002.

Series C redeemable preferred stock increased 0.9% to $86.2 million at March 31, 2003 from $85.5 million at December 31, 2002. This increase represents the accretion of the discount on these securities. The Series C redeemable preferred stock was issued at an $11.6 million discount. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006.

Stockholders’ Equity

Stockholders’ equity increased 2.8%, to $679.8 million at March 31, 2003, compared to $661.4 million at December 31, 2002. This increase is principally attributable to net income for the quarter and the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by dividends paid.

At March 31, 2003, common stockholders’ equity was $676.8 million, or $24.30 per share, compared to $658.4 million, or $23.71 per share at December 31, 2002. Included in stockholders’ equity per common share is $3.73 at March 31, 2003 and $3.43 at December 31, 2002 attributable to net unrealized investment gains resulting from marking our fixed maturity and equity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities increased stockholders’ equity $8.8 million during the three months ended March 31, 2003, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

FBL Financial Group, Inc.	March 31, 2003

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

We paid cash dividends on our common and preferred stock totaling $3.2 million in the 2003 period and $3.1 million in the 2002 period. Interest payments on the parent company’s 5% Subordinated Deferable Interest Notes (the Notes), relating to the company-obligated mandatorily redeemable preferred stock of subsidiary trust, totaled $1.3 million in the first quarter of 2003 and 2002. It is anticipated quarterly cash dividend requirements for the remainder of 2003 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B preferred share, or approximately $9.5 million. In addition, interest payments on the Notes are estimated to be $3.8 million for the remainder of 2003.

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends as long as any Series C redeemable preferred stock is outstanding. Regular cash dividends are defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources and borrowings, if needed, to fund the redemption of the Series C redeemable preferred stock in 2004 ($45.3 million) and 2006 ($46.3 million).

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa insurance commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2003, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $34.2 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2003, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $32.6 million at March 31, 2003.

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

FBL Financial Group, Inc.	March 31, 2003

they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three-month period ended March 31, 2003, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive products provided funds amounting to $202.0 million in the three months ended March 31, 2003 and $219.9 million in the three months ended March 31, 2002. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through their membership in the Federal Home Loan Bank of Des Moines (FHLB), the Life Companies are eligible to establish and borrow on a collateralized line of credit to provide them additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by the Life Companies, which supported a borrowing capacity of $84.6 million as of March 31, 2003. At March 31, 2003, we had outstanding borrowings of $40.0 million under this arrangement, leaving a borrowing capacity of $44.6 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.23% at March 31, 2003). Fixed maturity securities with a carrying value of $42.6 million are on deposit with the FHLB as collateral for the note. It is management’s intention to refinance this note when it matures.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2002, we had contractual obligations totaling $211.5 million with payments due as follows: less than one year—$96.4 million, one-to-three years—$52.5 million, four-to-five years—$51.3 million and after five years—$11.3 million. There have been no material changes to these contractual obligations since December 31, 2002.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March, 31, 2003, included $48.1 million of short-term investments, $272.0 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $740.5 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

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

FBL Financial Group, Inc.	March 31, 2003

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.

•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.

•	Extraordinary acts of nature or man may result in higher than expected claim activity.

•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Additional Exhibit—Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2003:

On February 26, 2003, a Form 8-K was filed in connection with the Company’s investor conference held on February 26, 2003. A copy of the related news release and investor conference materials was furnished with the Form 8-K.

On February 11, 2003, a Form 8-K was filed in connection with a news release reporting the Company’s financial results for the three months and year ended December 31, 2002. A copy of the news release was furnished with the Form 8-K.

FBL Financial Group, Inc.	March 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2003

FBL FINANCIAL GROUP, INC.

By:	/s/ WILLIAM J. ODDY
William J. Oddy Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES W. NOYCE
James W. Noyce Chief Financial Officer (Principal Financial and Accounting Officer)

FBL Financial Group, Inc.	March 31, 2003

CERTIFICATIONS

I, William J. Oddy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FBL Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 5, 2003

/s/ WILLIAM J. ODDY
William J. Oddy Chief Executive Officer (Principal Executive Officer)

FBL Financial Group, Inc.	March 31, 2003

CERTIFICATIONS (Continued)

I, James W. Noyce, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FBL Financial Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 5, 2003

/s/ JAMES W. NOYCE
James W. Noyce Chief Financial Officer (Principal Financial and Accounting Officer)