Form 10-Q
period 2003-06-30
FBL FINANCIAL GROUP INC
filed 2003-07-31
CIK 1012771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,734,815 shares of Class A common stock and 1,192,990 shares of Class B common stock as of July 28, 2003.

FBL FINANCIAL GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2003 - $4,976,832; 2002 - $4,417,507)	$5,268,036	$4,621,271
Equity securities – available for sale, at market (cost: 2003 - $17,785; 2002 - $22,196)	18,947	21,545
Mortgage loans on real estate	529,491	483,627
Investment real estate, less allowances for depreciation of $4,974 in 2003 and $4,662 in 2002	27,719	25,031
Policy loans	179,491	178,997
Other long-term investments	6,782	6,032
Short-term investments	34,026	50,866

Total investments	6,064,492	5,387,369

Cash and cash equivalents	119,684	263,011
Securities and indebtedness of related parties	58,827	48,285
Accrued investment income	52,839	53,642
Accounts and notes receivable	43	80
Amounts receivable from affiliates	3,554	3,649
Reinsurance recoverable	109,100	95,455
Deferred policy acquisition costs	502,746	468,793
Value of insurance in force acquired	46,438	48,526
Property and equipment, less allowances for depreciation of $54,534 in 2003 and $51,198 in 2002	35,946	35,115
Current income taxes recoverable	–	8,537
Goodwill	11,170	11,170
Other assets	35,846	28,100
Assets held in separate accounts	392,708	347,717

Total assets	$7,433,393	$6,799,449

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	June 30, 2003	December 31, 2002
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and equity-indexed products	$4,131,999	$3,708,862
Traditional life insurance and accident and health products	1,117,220	1,096,995
Unearned revenue reserve	30,226	30,504
Other policy claims and benefits	19,564	19,846

	5,299,009	4,856,207
Other policyholders’ funds:
Supplementary contracts without life contingencies	338,231	321,046
Advance premiums and other deposits	142,670	125,614
Accrued dividends	13,129	15,453

	494,030	462,113

Amounts payable to affiliates	362	625
Short-term debt	40,000	40,000
Current income taxes payable	10,942	–
Deferred income taxes	121,530	101,226
Other liabilities	150,124	147,474
Liabilities related to separate accounts	392,708	347,717

Total liabilities	6,508,705	5,955,362

Minority interest in subsidiaries:
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	97,000	97,000
Other	86	210

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000 shares	86,978	85,514

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 26,709,073 shares in 2003 and 26,578,279 shares in 2002	46,461	43,993
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,528	7,533
Accumulated other comprehensive income	146,166	95,145
Retained earnings	537,469	511,692

Total stockholders’ equity	740,624	661,363

Total liabilities and stockholders’ equity	$7,433,393	$6,799,449

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Interest sensitive product charges	$20,628	$19,608	$41,250	$38,380
Traditional life insurance premiums	35,281	33,677	66,654	63,140
Accident and health premiums	239	178	326	270
Net investment income	99,970	82,977	197,917	162,514
Derivative income (loss)	10,708	(8,655)	5,635	(9,437)
Realized gains (losses) on investments	4,516	(5,823)	(1,116)	(3,577)
Other income	4,422	4,338	8,431	8,797

Total revenues	175,764	126,300	319,097	260,087
Benefits and expenses:
Interest sensitive product benefits	71,706	42,958	125,786	91,226
Traditional life insurance and accident and health benefits	18,996	19,286	38,631	36,668
Increase in traditional life and accident and health future policy benefits	10,996	11,659	18,393	19,504
Distributions to participating policyholders	6,583	7,696	14,239	15,667
Underwriting, acquisition and insurance expenses	31,773	23,681	64,653	48,372
Interest expense	108	181	226	358
Other expenses	3,790	2,824	7,314	6,100

Total benefits and expenses	143,952	108,285	269,242	217,895

	31,812	18,015	49,855	42,192
Income taxes	(10,470)	(5,450)	(16,083)	(13,121)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(1,212)	(1,212)	(2,425)	(2,425)
Other	61	(62)	11	(95)
Equity income (loss), net of related income taxes	1,438	679	2,217	(1,036)

Net income	21,629	11,970	33,575	25,515
Dividends on Series B and C preferred stock	(1,116)	(1,080)	(2,222)	(2,151)

Net income applicable to common stock	$20,513	$10,890	$31,353	$23,364

Earnings per common share	$0.74	$0.39	$1.13	$0.85

Earnings per common share – assuming dilution	$0.72	$0.39	$1.11	$0.83

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2002	$3,000	$39,446	$7,563	$39,364	$476,420	$565,793
Comprehensive income (loss):
Net income for six months ended June 30, 2002	–	–	–	–	25,515	25,515
Change in net unrealized investment gains/losses	–	–	–	(7,665)	–	(7,665)

Total comprehensive income						17,850
Issuance of 245,851 shares of common stock under compensation and stock option plans, including related income tax benefit	–	3,162	–	–	–	3,162
Adjustment resulting from capital transactions of equity investee	–	(55)	(10)	–	–	(65)
Dividends on preferred stock	–	–	–	–	(2,151)	(2,151)
Dividends on common stock	–	–	–	–	(5,514)	(5,514)

Balance at June 30, 2002	$3,000	$42,553	$7,553	$31,699	$494,270	$579,075

Balance at January 1, 2003	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363
Comprehensive income:
Net income for six months ended June 30, 2003	–	–	–	–	33,575	33,575
Change in net unrealized investment gains/losses	–	–	–	51,021	–	51,021

Total comprehensive income						84,596
Issuance of 130,794 shares of common stock under compensation and stock option plans, including related income tax benefit	–	2,502	–	–	–	2,502
Adjustment resulting from capital transactions of equity investee	–	(34)	(5)	–	–	(39)
Dividends on preferred stock	–	–	–	–	(2,222)	(2,222)
Dividends on common stock	–	–	–	–	(5,576)	(5,576)

Balance at June 30, 2003	$3,000	$46,461	$7,528	$146,166	$537,469	$740,624

Comprehensive income totaled $63.8 million in the second quarter of 2003 and $45.8 million in the second quarter of 2002.

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2003	2002
Operating activities
Net income	$33,575	$25,515
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances, excluding bonus interest	95,354	80,162
Change in fair value of embedded derivatives	10,740	(3,708)
Charges for mortality and administration	(39,658)	(37,428)
Deferral of unearned revenues	757	1,221
Amortization of unearned revenue reserve	(708)	(728)
Provision for depreciation and amortization	(7,832)	1,603
Equity loss (income)	(2,217)	1,036
Realized losses on investments	1,116	3,577
Increase in traditional life and accident and health benefit accruals	18,393	19,504
Policy acquisition costs deferred	(55,122)	(78,207)
Amortization of deferred policy acquisition costs	22,399	10,403
Provision for deferred income taxes	(7,075)	3,956
Other	(5,051)	127

Net cash provided by operating activities	64,671	27,033

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	733,057	400,714
Equity securities – available for sale	4,303	4,387
Mortgage loans on real estate	43,792	39,597
Investment real estate	419	–
Policy loans	19,220	22,145
Other long-term investments	501	501
Short-term investments – net	16,840	–

	818,132	467,344

Acquisition of investments:
Fixed maturities – available for sale	(1,252,168)	(997,185)
Equity securities – available for sale	(92)	–
Mortgage loans on real estate	(93,082)	(57,869)
Investment real estate	(3,711)	(1,331)
Policy loans	(19,714)	(21,744)
Other long-term investments	(525)	(506)
Short-term investments – net	–	(10,563)

	(1,369,292)	(1,089,198)
Proceeds from disposal, repayments of advances and other distributions from equity investees	4,256	1,901
Investments in and advances to equity investees	(12,876)	–
Net purchases of property and equipment and other	(6,106)	(2,171)

Net cash used in investing activities	(565,886)	(622,124)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Six months ended June 30,
	2003	2002
Financing activities
Receipts from interest sensitive, equity-indexed and variable products credited to policyholder account balances	$551,103	$647,688
Return of policyholder account balances on interest sensitive, equity-indexed and variable products	(186,714)	(158,578)
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(2,425)	(2,425)
Other distributions related to minority interests - net	(99)	(64)
Issuance of common stock	2,356	2,687
Dividends paid	(6,333)	(6,271)

Net cash provided by financing activities	357,888	483,037

Decrease in cash and cash equivalents	(143,327)	(112,054)
Cash and cash equivalents at beginning of period	263,011	271,459

Cash and cash equivalents at end of period	$119,684	$159,405

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$250	$361
Income taxes	4,727	18,657
Non-cash operating activity:
Deferral of bonus interest credited to account balances	9,550	9,131

See accompanying notes.

FBL Financial Group, Inc.	June 30, 2003

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2003

1.	Basis of Presentation and Accounting Changes

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2002 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (Statement) No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under Statement No. 123, compensation expense is recognized as stock options vest in an amount equal to the estimated fair value of the options on the date of grant. Statement No. 148 amends Statement No. 123 by requiring more prominent and frequent disclosures regarding the effects of stock-based compensation and provides for alternative transition methods in the adoption of Statement No. 123. Historically, we have applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally has resulted in no compensation expense being recognized. We are using the prospective method in the adoption of Statement No. 123. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. Net income was $0.1 million (less than $0.01 per common share) lower for the second quarter of 2003 and $0.2 million ($0.01 per common share) lower for the six months ended June 30, 2003 as a result of expensing stock options. The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123 will continue to be accounted for under APB No. 25. See Note 3, “Stock Option Plan,” for more information on stock options.

In April 2003, the Derivative Implementation Group issued Statement 133 Implementation Issue No. 36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. At June 30, 2003, funds withheld on variable business assumed by us totaled $5.7 million, and funds withheld on variable business ceded by us totaled $4.7 million. We have not quantified the impact on our financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld. We plan on adopting DIG B36 when it becomes effective in the fourth quarter of 2003.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 must be applied immediately to instruments entered

FBL Financial Group, Inc.	June 30, 2003

into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the third quarter of 2003. Our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock, with an aggregate carrying value of $184.0 million at June 30, 2003, will be reclassified to liabilities upon adoption of this Statement. There will not be any adjustment to the carrying values of these instruments upon reclassification. Amounts previously classified as dividends from these financial instruments (approximately $2.3 million per quarter) will be recorded as interest expense upon adoption of Statement No. 150 on a prospective basis. The adoption of Statement No. 150 will not impact net income applicable to common stock or earnings per common share.

In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. We expect to adopt this SOP when it becomes effective in the first quarter of 2004. While we currently comply with most of the guidance presented in this SOP, we will need to change our presentation of deferred expenses relating to sales inducements and to change our method of computing reserves for guaranteed minimum death benefits (GMDB) associated with our variable annuities. We have not quantified the impact of adoption on our financial statements, however, the impact is not expected to be material due to our limited exposure to GMDBs. Our exposure to GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $28.5 million at June 30, 2003. Our recorded reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.4 million at June 30, 2003.

2.	Interest Rate Swaps

During the second quarter of 2003, we entered into three interest rate swaps to manage interest rate risk associated with our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $150.0 million. Details regarding the interest rate swaps as of June 30, 2003 are as follows:

Maturity Date	Notional Amount	Receive Rate	Pay Rate	Carrying Value	Fair Value
			(Dollars in thousands)
5/1/2006	$50,000	1 month LIBOR	2.545%	$(1,074)	$(1,074)
7/1/2008	50,000	1 month LIBOR	2.579	361	361
7/1/2008	50,000	1 month LIBOR	2.465	646	646

	$150,000			$(67)	$(67)

These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. We formally document this hedging relationship, including identification of the interest rate swaps as the hedging instruments and interest credited to the related flexible premium deferred annuity contract liabilities as the hedged transactions. We also document our risk management objectives and strategies for undertaking these transactions. The interest rate swap agreements are accounted for as cash flow hedges.

The interest rate swaps are carried at fair value on the consolidated balance sheet as either an other long-term investment or other liability. The effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income. If a portion of the hedges become ineffective, the ineffective portion of any unrealized gain or loss on the interest rate swap will be recorded in earnings as a component of derivative income (loss) as it occurs. The net periodic interest settlement between the interest paid and the interest received under these swaps is recorded as a component of interest sensitive product benefits. During the second quarter of 2003, interest sensitive product benefits were increased by $0.2 million as a result of the net interest paid on the interest rate swaps. There was no ineffectiveness recorded in the income statement during the quarter.

FBL Financial Group, Inc.	June 30, 2003

3.	Stock Option Plan

We have a Class A Common Stock Compensation Plan (the Plan) under which incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights may be granted to directors, officers and employees. Stock options granted to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to 10 years. Stock options granted to officers and employees have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us.

Information relating to stock option grants, the majority of which were made in the first quarter of each respective year, is as follows:

	Six months ended June 30,
	2003		2002
	Number of Securities Underlying Options Granted	Weighted- Average Exercise Price Per Share	Number of Securities Underlying Options Granted	Weighted- Average Exercise Price Per Share
	(Dollars in thousands, except per share data)
William J. Oddy, Chief Executive Officer	31,691	$19.50	30,078	$17.97
Stephen M. Morain, Senior Vice President and General Counsel	16,468	19.50	17,183	17.97
James W. Noyce, Chief Financial Officer	21,181	19.50	19,844	17.97
JoAnn W. Rumelhart, Executive Vice President	15,906	19.50	11,244	17.97
John M. Paule, Chief Marketing Officer	11,376	19.50	11,118	17.97
Non-employee members of the Board of Directors	67,000	20.16	18,000	17.98
Officers, employees and other	374,640	19.50	316,291	17.98

Total	538,262	19.50	423,758	17.98

As described in Note 1, effective January 1, 2003, we adopted Statement No. 123, as amended by Statement No. 148, using the prospective method for all employee options granted, modified or settled after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

FBL Financial Group, Inc.	June 30, 2003

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported:	$21,629	$11,970	$33,575	$25,515
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	117	–	180	–
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(241)	(153)	(436)	(316)

Net income, pro forma	21,505	11,817	33,319	25,199

Earnings per common share, as reported	$0.74	$0.39	$1.13	$0.85

Earnings per common share, pro forma	$0.73	$0.39	$1.12	$0.84

Earnings per common share – assuming dilution, as reported	$0.72	$0.39	$1.11	$0.83

Earnings per common share – assuming dilution, pro forma	$0.72	$0.38	$1.10	$0.82

The fair value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30,
	2003	2002
	(Dollars in thousands, except per share data)
Risk-free interest rate	3.29%	4.25%
Dividend yield	1.90%	1.90%
Volatility factor of the expected market price	0.24	0.24
Weighted-average expected life	5.1 years	5.0 years

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

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or certain other agreements. At June 30, 2003, management is not aware of any claims for which a material loss is reasonably possible.

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

FBL Financial Group, Inc.	June 30, 2003

During the first quarter of 2003, we entered into a reinsurance pool with various unaffiliated life insurance companies, effective July 1, 2003, to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.7 million. Pool losses are capped at $6.9 million per event.

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

We have extended a line of credit in the amount of $0.5 million to Western Computer Services, Inc., an affiliate. Interest on this agreement is equal to the prime rate of a national bank and payable monthly. There was less than $0.1 million at June 30, 2003 and December 31, 2002 outstanding on this line of credit.

5.	Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income	$21,629	$11,970	$33,575	$25,515
Dividends on Series B and C preferred stock	(1,116)	(1,080)	(2,222)	(2,151)

Numerator for earnings per common share-income available to common stockholders	$20,513	$10,890	$31,353	$23,364

Denominator:
Weighted average shares	27,879,777	27,585,372	27,844,211	27,524,325
Deferred common stock units related to directors compensation plan	17,996	14,443	17,459	13,960

Denominator for earnings per common share – weighted-average shares	27,897,773	27,599,815	27,861,670	27,538,285
Effect of dilutive securities – employee stock options	469,649	625,877	460,009	571,231

Denominator for diluted earnings per common share – adjusted weighted-average shares	28,367,422	28,225,692	28,321,679	28,109,516

Earnings per common share	$0.74	$0.39	$1.13	$0.85

Earnings per common share – assuming dilution	$0.72	$0.39	$1.11	$0.83

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

FBL Financial Group, Inc.	June 30, 2003

6.	Segment Information

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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	investments and related investment income not specifically allocated to our product segments;
•	interest expense and minority interest pertaining to distributions on trust preferred securities;
•	accident and health insurance products, primarily a closed block of group policies;
•	advisory services for the management of investments and other companies;
•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
•	leasing services, primarily with affiliates.

FBL Financial Group, Inc.	June 30, 2003

Financial information concerning our operating segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$69,763	$34,778	$123,336	$73,099
Traditional and universal life	81,941	80,225	160,368	156,802
Variable	12,363	11,633	24,472	22,572
Corporate and other	7,159	5,487	12,012	11,187

	171,226	132,123	320,188	263,660
Realized gains (losses) on investments (A)	4,538	(5,823)	(1,091)	(3,573)

Consolidated revenues	$175,764	$126,300	$319,097	$260,087

Pre-tax operating income (loss):
Traditional annuity	$10,002	$5,602	$21,358	$11,572
Traditional and universal life	15,500	13,250	27,659	28,373
Variable	509	1,872	753	2,590
Corporate and other	2,917	855	2,605	(2,265)

	28,928	21,579	52,375	40,270
Income taxes on operating income	(9,864)	(7,144)	(17,810)	(13,331)
Realized gains (losses) on investments, net (A)	2,565	(2,465)	(990)	(1,424)

Consolidated net income	$21,629	$11,970	$33,575	$25,515

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill at June 30, 2003 and December 31, 2002 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million) and variable ($1.2 million).

FBL Financial Group, Inc.	June 30, 2003

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

Results of Operations for the Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income	$21,629	$11,970	$33,575	$25,515
Less dividends on Series B and C preferred stock	(1,116)	(1,080)	(2,222)	(2,151)

Net income applicable to common stock	20,513	10,890	31,353	23,364

Earnings per common share	$0.74	$0.39	$1.13	$0.85

Earnings per common share – assuming dilution	$0.72	$0.39	$1.11	$0.83

Net income applicable to common stock increased 88.4% in the second quarter of 2003 to $20.5 million and 34.2% in the six months ended June 30, 2003 to $31.4 million. These increases are attributable to growth in our volume of annuity business in force as well as favorable investment results. Annuity business in force increased due to strong sales from our core distribution agency force and premiums assumed from American Equity Investment Life Insurance Company (American Equity) during 2002 and the first six months of 2003. During the 2003 periods, net investment income has benefited from an increase in fee income from bond calls and mortgage loan prepayments and an increase in discount accretion on mortgage and asset-backed securities. In addition, as noted in the Segment Information section that follows, realized gains (losses) on investments, net of related offsets and income taxes, totaled $2.6 million in the second quarter of 2003 compared to ($2.5) million in the second quarter of 2002. For the six-month periods, realized investment gains (losses) on investments, net of offsets, totaled ($1.0) million in 2003 compared to ($1.4) million in 2002. Results in the 2003 periods were also favorably impacted by an increase in equity income. These items were partially offset by an increase in death benefits during the second quarter and six months ended June 30, 2003.

Premiums and product charges are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive product charges	$20,628	$19,608	$41,250	$38,380
Traditional life insurance premiums	35,281	33,677	66,654	63,140
Accident and health premiums	239	178	326	270

Total premiums and product charges	$56,148	$53,463	$108,230	$101,790

FBL Financial Group, Inc.	June 30, 2003

Premiums and product charges increased 5.0% in the second quarter of 2003 to $56.1 million and 6.3% in the six months ended June 30, 2003 to $108.2 million. Revenues assumed from American Equity include interest sensitive product charges totaling $2.4 million in the six months ended June 30, 2003 and $0.4 million in the respective 2002 period. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Traditional life insurance premiums increased 5.6% in the six months ended June 30, 2003 to $66.7 million due primarily to strong sales from our core distribution agency force during 2002.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 20.5% in the second quarter of 2003 to $100.0 million and 21.8% in the six months ended June 30, 2003 to $197.9 million due primarily to an increase in average invested assets. Average invested assets in the six-month period of 2003 increased 22.6% to $5,593.8 million (based on securities at amortized cost) due principally to net premium inflows from our American Equity coinsurance agreement and core distribution agency force. The annualized yield earned on average invested assets decreased to 7.20% in the six months ended June 30, 2003 from 7.25% in the respective 2002 period due principally to a decrease in market interest rates. The impact of the decrease in market interest rates on yield was partially offset by the impact of an increase in fee income from bond calls and mortgage loan prepayments and an increase in discount accretion on mortgage and asset-backed securities. Fee income from bond calls and mortgage loan prepayments totaled $6.4 million in the six months ended June 30, 2003 compared to $0.3 million in the respective 2002 period. For the six months ended June 30, net investment income includes $3.4 million in 2003 and $0.2 million in 2002 representing an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition - Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) totaled $10.7 million in the second quarter of 2003 compared to ($8.7) million in the second quarter of 2002. For the six months ended June 30, 2003, derivative income (loss) totaled $5.6 million compared to ($9.4) million in the 2002 period. Our derivative income (loss) consists of unrealized gains and losses on the value of call options used to fund returns on our equity-indexed annuity contracts assumed from American Equity and on the value of the conversion feature embedded in convertible fixed maturity securities. In addition, derivative income (loss) includes proceeds from the exercise of call options. The increases in derivative income are due to gains on the various indexes supporting the equity-indexed products during the second quarter of 2003. Changes in the value of the call options are partially offset by corresponding changes in the value of the embedded derivatives in the underlying equity-indexed contracts. Changes in the value of these embedded derivatives are recorded as a component of interest sensitive product benefits. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$7,301	$3,162	$11,014	$10,768
Losses on sales	(341)	(60)	(381)	(310)
Losses due to impairments	(2,444)	(8,925)	(11,749)	(14,035)

Total realized gains (losses)	$4,516	$(5,823)	$(1,116)	$(3,577)

Realized gains (losses) on investments totaled $4.5 million in the second quarter of 2003 compared to ($5.8) million in the second quarter of 2002. For the six months ended June 30, 2003, realized losses decreased 68.8% to ($1.1) million. Writedowns for other-than-temporary impairments are the result of the issuers of the securities having deteriorating operating trends, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

FBL Financial Group, Inc.	June 30, 2003

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

Policy benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Policy benefits:
Interest sensitive product benefits	$71,706	$42,958	$125,786	$91,226
Traditional life insurance and accident and health benefits	18,996	19,286	38,631	36,668
Increase in traditional life and accident and health future policy benefits	10,996	11,659	18,393	19,504
Distributions to participating policyholders	6,583	7,696	14,239	15,667

Total policy benefits	$108,281	$81,599	$197,049	$163,065

Policy benefits increased 32.7% in the second quarter of 2003 to $108.3 million and 20.8% in the six months ended June 30, 2003 to $197.0 million. These increases are due primarily to an increase in volume of annuity business in force principally as a result of our American Equity coinsurance agreement, and an increase in death benefits from our direct business. Benefits assumed from American Equity in the six-month period include interest sensitive product benefits totaling $34.0 million in 2003 and $4.3 million in 2002. In total, death benefits increased 18.2% to $41.0 million in the six months ended June 30, 2003. Partially offsetting these increases is the impact of reductions in our dividend and interest crediting rates on many of our products throughout 2002 and into 2003. These rate decreases were made in response to a declining investment portfolio yield. Interest crediting rates were 4.50% on our primary fixed annuity product and 5.10% on our primary universal life insurance product as of July 1, 2003. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality experience.

Underwriting, acquisition and insurance expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,508	$3,241	$6,413	$6,199
Amortization of deferred policy acquisition costs	10,620	5,323	22,399	10,403
Amortization of value of insurance in force acquired	628	(896)	1,388	(68)
Other underwriting, acquisition and insurance expenses, net of deferrals	17,017	16,013	34,453	31,838

Total	$31,773	$23,681	$64,653	$48,372

Underwriting, acquisition and insurance expenses increased 34.2% in the second quarter of 2003 to $31.8 million and 33.7% in the six months ended June 30, 2003 to $64.7 million. Amortization of deferred policy acquisition costs increased due primarily to an increase in the volume of business in force. Amortization of deferred policy acquisition costs on our business assumed from American Equity totaled $10.9 million in the six-month period of 2003 compared to $2.7 million in the respective 2002 period. Amortization of value of insurance in force acquired increased in the periods due to the impact of realized gains and losses on investments backing the related policyholder liabilities. Other underwriting, acquisition and insurance expenses increased due primarily to increases in salaries, employee benefits and expense allowances on reinsurance assumed.

Effective January 1, 2003, we started expensing the cost of employee stock options for those options granted, modified or settled after 2002 in accordance with Statement of Financial Accounting Standards (Statement) No. 123,

FBL Financial Group, Inc.	June 30, 2003

“Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Stock compensation expense included in other underwriting expenses for the six months ended June 30, 2003 totaled $0.2 million. Stock compensation expense will increase over the five-year vesting period of the underlying options.

Interest expense decreased 40.3% in the second quarter of 2003 to $0.1 million and 36.9% in the six months ended June 30, 2003 to $0.2 million. These decreases are due to a decrease in the interest rate on our $40.0 million variable-rate debt.

Income taxes increased 92.1% in the second quarter of 2003 to $10.5 million and 22.6% in the six months ended June 30, 2003 to $16.1 million. The effective tax rate for the six months ended June 30, 2003 was 32.3% compared to 31.1% for the respective 2002 period. The effective tax rate was lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

Equity income (loss), net of related income taxes, totaled $1.4 million in the second quarter of 2003 compared to $0.7 million in 2002. Equity income (loss) for the six-month periods totaled $2.2 million in 2003 and ($1.0) million in 2002. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from these entities, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income includes $0.9 million in the second quarter of 2003 and $0.7 million in the respective 2002 period, representing our share of its net income. Our share of American Equity Investment Life Holding Company income (loss) for the six-month periods totaled $1.7 million in 2003 and ($0.1) million in 2002. See the “Other Assets” section following for additional information regarding the composition of our equity investees.

Pending Accounting Changes

In April 2003, the Derivative Implementation Group issued Statement 133 Implementation Issue No. 36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. At June 30, 2003, funds withheld on variable business assumed by us totaled $5.7 million, and funds withheld on variable business ceded by us totaled $4.7 million. We have not quantified the impact on our financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld. We plan on adopting DIG B36 when it becomes effective in the fourth quarter of 2003.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the third quarter of

FBL Financial Group, Inc.	June 30, 2003

2003. Our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock, with an aggregate carrying value of $184.0 million at June 30, 2003, will be reclassified to liabilities upon adoption of this Statement. There will not be any adjustment to the carrying values of these instruments upon reclassification. Amounts previously classified as dividends from these financial instruments (approximately $2.3 million per quarter) will be recorded as interest expense upon adoption of Statement No. 150 on a prospective basis. The adoption of Statement No. 150 will not impact net income applicable to common stock or earnings per common share.

In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. We expect to adopt this SOP when it becomes effective in the first quarter of 2004. While we currently comply with most of the guidance presented in this SOP, we will need to change our presentation of deferred expenses relating to sales inducements and to change our method of computing reserves for guaranteed minimum death benefits (GMDB) associated with our variable annuities. We have not quantified the impact of adoption on our financial statements, however, the impact is not expected to be material due to our limited exposure to GMDBs. Our exposure to GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $28.5 million at June 30, 2003. Our recorded reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.4 million at June 30, 2003.

Segment Information

Management analyzes financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment. See Note 6 of the notes to consolidated financial statements for additional information regarding segment information.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments. Operating income represents net income excluding the impact of realized gains and losses on investments. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. A reconciliation of net income to pre-tax operating income and summary of pre-tax operating income by segment follows.

FBL Financial Group, Inc.	June 30, 2003

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net income	$21,629	$11,970	$33,575	$25,515

Realized losses (gains) on investments	(4,516)	5,823	1,116	3,577
Change in amortization of:
Deferred policy acquisition costs	482	(397)	470	(217)
Value of insurance in force acquired	111	(1,634)	(37)	(1,166)
Unearned revenue reserve	(22)	–	(25)	(3)
Income tax offset	1,380	(1,327)	(534)	(767)

Realized losses (gains), net of offsets	(2,565)	2,465	990	1,424

Income taxes on operating income	9,864	7,144	$17,810	13,331

Pre-tax operating income	$28,928	$21,579	$52,375	$40,270

Pre-tax operating income (loss) by segment:
Traditional annuity	$10,002	$5,602	$21,358	$11,572
Traditional and universal life	15,500	13,250	27,659	28,373
Variable	509	1,872	753	2,590
Corporate and other	2,917	855	2,605	(2,265)

	$28,928	$21,579	$52,375	$40,270

A discussion of our operating results, by segment, follows.

Traditional Annuity Segment

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$1,217	$213	$2,699	$418
Net investment income	57,842	42,865	114,963	81,887
Derivative income (loss)	10,704	(8,300)	5,674	(9,206)

	69,763	34,778	123,336	73,099
Benefits and expenses	59,761	29,176	101,978	61,527

Pre-tax operating income	$10,002	$5,602	$21,358	$11,572

Other data
Annuity premiums collected, net of reinsurance	$235,600	$288,099	$422,239	$525,504
Policy liabilities and accruals, end of period			3,524,253	2,594,996

Pre-tax operating income for the traditional annuity segment increased 78.5% in the second quarter of 2003 to $10.0 million and 84.6% in the six months ended June 30, 2003 to $21.4 million. Revenues, benefits, expenses and the volume of business in force increased primarily due to additional business assumed from American Equity and increases in sales from our core distribution agency force. The increase in pre-tax operating income also includes $5.8 million in the six months ended June 30, 2003 compared to $0.2 million in 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities noted in the investment income discussion above. The increases in derivative income are due to gains on the various indexes supporting the equity-indexed annuity products during the second quarter of 2003. Premiums collected assumed from American Equity totaled $295.2 million in the six months ended June 30, 2003 compared to $424.5 million in the respective 2002 period. Direct premiums collected increased 25.9% in the six months ended June 30, 2003 to $124.3 million.

FBL Financial Group, Inc.	June 30, 2003

Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,652	$10,716	$21,288	$21,389
Traditional life insurance premiums and other income	35,281	33,677	66,654	63,140
Net investment income	36,032	36,179	72,493	72,391
Derivative loss	(24)	(347)	(67)	(118)

	81,941	80,225	160,368	156,802
Benefits and expenses	66,441	66,975	132,709	128,429

Pre-tax operating income	$15,500	$13,250	$27,659	$28,373

Other data
Life premiums collected, net of reinsurance	$48,530	$47,140	$93,200	$89,817
Policy liabilities and accruals, end of period			1,993,808	1,917,140

Pre-tax operating income for the traditional and universal life insurance segment increased 17.0% in the second quarter of 2003 to $15.5 million and decreased 2.5% in the six months ended June 30, 2003 to $27.7 million. The decrease in the six-month period is due primarily to an increase in traditional life and universal life insurance death benefits. In total, death benefits increased $4.6 million, or 15.0%, in the six-month period of 2003 to $35.4 million. Pre-tax operating income includes $2.1 million in the six months ended June 30, 2003 compared to $0.3 million in 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities noted in the investment income discussion above. Life premiums collected increased 3.8% to $93.2 million in the six-month period of 2003 due to strong sales from our core distribution agency force during 2002.

Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$8,737	$8,679	$17,238	$16,569
Net investment income	3,433	2,736	6,791	5,584
Other income	193	218	443	419

	12,363	11,633	24,472	22,572
Benefits and expenses	11,854	9,761	23,719	19,982

Pre-tax operating income	$509	$1,872	$753	$2,590

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$29,475	$39,719	$58,394	$72,166
Policy liabilities and accruals, end of period			213,326	167,524
Separate account assets, end of period			392,708	363,993

Pre-tax operating income for the variable segment decreased to $0.5 million in the second quarter of 2003 from $1.9 million in 2002 and decreased to $0.8 million in the six months ended June 30, 2003 compared to $2.6 million in 2002. Revenues increased 8.4% to $24.5 million in the six-month period of 2003 due to an increase in the volume of business in force. In addition, investment income increased due to the impact of a shift in the allocation of policyholder funds from the separate accounts to the general account. Benefits and expenses increased 18.7% to $23.7 million in the six-month period due primarily to increases in other underwriting expenses and the amortization of deferred policy acquisition costs. The rate of amortization of deferred policy acquisition costs increased beginning in the third quarter of 2002 due to changes in the emergence of profits on this business. Death benefits in

FBL Financial Group, Inc.	June 30, 2003

excess of related account values on variable universal life policies increased to $2.6 million in the second quarter of 2003 from $0.9 million in the 2002 period. Variable premiums collected decreased 19.1% to $58.4 million in the six-month period of 2003 due to the uncertain economic and equity market environment.

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

Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Accident and health insurance premiums	$239	$ 178	$326	$270
Net investment income	2,663	1,197	3,670	2,652
Derivative income (loss)	28	(8)	28	(113)
Other income	4,229	4,120	7,988	8,378

	7,159	5,487	12,012	11,187
Benefits and expenses	5,303	4,403	10,403	9,339

	1,856	1,084	1,609	1,848
Minority interest	(1,151)	(1,274)	(2,414)	(2,520)
Equity income (loss), before tax	2,212	1,045	3,410	(1,593)

Pre-tax operating income (loss)	$2,917	$ 855	$2,605	$(2,265)

Pre-tax operating income totaled $2.9 million in the second quarter of 2003 compared to $0.9 million in 2002. Pre-tax operating income (loss) totaled $2.6 million in the six months ended June 30, 2003 and ($2.3) million in the respective 2002 period. These increases in pre-tax operating income are primarily due to mortgage prepayment fee income totaling $1.9 million in the second quarter of 2003 and fluctuations in equity income as described above.

Financial Condition

Investments

Our total investment portfolio increased 12.6% to $6,064.5 million at June 30, 2003 compared to $5,387.4 million at December 31, 2002. This increase is primarily the result of net cash received from interest sensitive and equity-indexed products and positive cash flow provided by operating activities. In addition, net unrealized appreciation on fixed maturity securities classified as available for sale increased $87.4 million in the first six months of 2003 to $291.2 million at June 30, 2003 due principally to a decline in market interest rates.

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

FBL Financial Group, Inc.	June 30, 2003

Our investment portfolio is summarized in the table below:

	June 30, 2003		December 31, 2002
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$4,396,658	72.5%	$3,801,914	70.6%
144A private placement	606,693	10.0	556,102	10.3
Private placement	264,685	4.4	263,255	4.9

Total fixed maturities	5,268,036	86.9	4,621,271	85.8
Equity securities	18,947	0.3	21,545	0.4
Mortgage loans on real estate	529,491	8.7	483,627	9.0
Investment real estate:
Acquired for debt	1,732	0.1	2,131	0.1
Investment	25,987	0.4	22,900	0.4
Policy loans	179,491	2.9	178,997	3.3
Other long-term investments	6,782	0.1	6,032	0.1
Short-term investments	34,026	0.6	50,866	0.9

Total investments	$6,064,492	100.0%	$5,387,369	100.0%

As of June 30, 2003, 93.8% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2003, the investment in non-investment grade debt was 6.2% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.4% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of June 30, 2003 is as follows:

FBL Financial Group, Inc.	June 30, 2003

	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$636,201	$626,708	$74,936	$9,493	$(288)
Manufacturing	450,764	413,599	41,378	37,165	(3,770)
Mining	143,636	126,530	14,637	17,106	(667)
Retail trade	78,525	61,403	8,059	17,122	(4,419)
Services	60,823	40,809	2,056	20,014	(568)
Transportation	82,571	46,983	6,589	35,588	(4,114)
Public utilities	147,074	114,240	10,207	32,834	(1,194)
Private utilities and other	253,765	226,522	22,616	27,243	(3,146)
Other	58,978	58,978	7,638	–	–

Total corporate securities	1,912,337	1,715,772	188,116	196,565	(18,166)
Mortgage and asset-backed securities	2,895,595	2,746,864	104,348	148,731	(3,499)
United States Government and agencies	319,989	181,997	17,455	137,992	(4,828)
State, municipal and other governments	140,115	118,570	9,141	21,545	(1,363)

Total	$5,268,036	$4,763,203	$319,060	$504,833	$(27,856)

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S & P) rating equivalents, of fixed maturity securities.

		June 30, 2003
NAIC Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent
		(Dollars in thousands)
1	(AAA, AA, A)	$3,892,752	73.9%
2	(BBB)	1,046,411	19.9

	Total investment grade	4,939,163	93.8
3	(BB)	224,583	4.2
4	(B)	68,341	1.3
5	(CCC, CC, C)	32,847	0.6
6	In or near default	3,102	0.1

	Total below investment grade	328,873	6.2

	Total fixed maturities	$5,268,036	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	June 30, 2003

The following table sets forth the composition by credit quality of the fixed maturity securities with gross unrealized losses as of June 30, 2003.

NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	(AAA, AA, A)	$292,158	57.9%	$(6,979)	25.1%
2	(BBB)	105,047	20.8	(9,611)	34.5

	Total investment grade	397,205	78.7	(16,590)	59.6
3	(BB)	39,735	7.9	(1,730)	6.2
4	(B)	40,754	8.1	(6,084)	21.8
5	(CCC, CC, C)	26,629	5.2	(3,367)	12.1
6	In or near default	510	0.1	(85)	0.3

	Total below investment grade	107,628	21.3	(11,266)	40.4

	Total	$504,833	100.0%	$(27,856)	100.0%

As of June 30, 2003, $16.6 million, or 59.6%, of the gross unrealized losses on our fixed maturity securities are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell the securities.

As of June 30, 2003, $11.3 million, or 40.4%, of the gross unrealized losses on our fixed maturity securities are rated below investment grade. We believe the issuers of these securities will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

The carrying value and estimated market value of our portfolio of fixed maturity securities at June 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$49,134	$50,146
Due after one year through five years	422,517	456,008
Due after five years through ten years	484,469	536,699
Due after ten years	1,168,364	1,264,929

	2,124,484	2,307,782
Mortgage and asset-backed securities	2,794,746	2,895,595
Redeemable preferred stocks	57,602	64,659

	$4,976,832	$5,268,036

FBL Financial Group, Inc.	June 30, 2003

The scheduled maturity dates for securities in an unrealized loss position at June 30, 2003 are as follows:

	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,029	$(90)
Due after one year through five years	32,400	(3,500)
Due after five years through ten years	36,148	(4,768)
Due after ten years	286,525	(15,999)

	356,102	(24,357)
Mortgage and asset-backed securities	148,731	(3,499)

Total	$504,833	$(27,856)

At June 30, 2003, no securities from the same issuer had an aggregate unrealized loss in excess of $4.5 million.

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

FBL Financial Group, Inc.	June 30, 2003

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at June 30, 2003, summarized by type of security.

	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,696,173	$1,703,218	$1,748,903	33.3%
Pass through	188,500	188,417	196,525	3.7
Planned and targeted amortization class	243,736	243,034	248,623	4.7
Other	289,200	290,338	296,130	5.6

Total residential mortgage-backed securities	2,417,609	2,425,007	2,490,181	47.3
Commercial mortgage-backed securities	241,215	238,428	266,188	5.1
Other asset-backed securities	135,922	138,760	139,226	2.6

Total mortgage and asset-backed securities	$2,794,746	$2,802,195	$2,895,595	55.0%

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

At June 30, 2003, we held $18.9 million or 0.3% of invested assets in equity securities. At June 30, 2003, gross unrealized gains totaled $1.3 million and gross unrealized losses totaled $0.1 million on these securities.

At June 30, 2003, we held $529.5 million or 8.7% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At June 30, 2003, mortgages more than 60 days delinquent accounted for less than 1.0% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at June 30, 2003 include: Pacific (26.4%), which includes California and Hawaii; and East North Central (16.2%), which includes Illinois, Indiana, Michigan, Ohio and Wisconsin. Mortgage loans on real estate are also diversified by collateral type with office buildings (38.5%), retail facilities (30.6%) and industrial facilities (28.3%) representing the largest holdings at June 30, 2003.

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At June 30, 2003, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 5.8 years. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 4.5 as of June 30, 2003.

Other Assets

Cash and cash equivalents decreased 54.5% to $119.7 million at June 30, 2003. The amount of cash and cash equivalents will fluctuate from period to period depending on many different factors, but is primarily caused by the timing of the settlement of security purchases and sales. Deferred policy acquisition costs increased 7.2% to $502.7 million at June 30, 2003 due to the capitalization of costs incurred with new sales, principally from the American Equity coinsurance agreement. Assets held in separate accounts increased 12.9% to $392.7 million at June 30, 2003 due primarily to appreciation in the value of investments and the transfer of net premiums to the separate accounts. At June 30, 2003, we had total assets of $7,433.4 million, a 9.3% increase from total assets at December 31, 2002.

FBL Financial Group, Inc.	June 30, 2003

The securities and indebtedness of related parties line on the balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
American Equity Investment Life Holding Company, common and preferred stock	$34,293	$31,667
Berthel Fisher and Company and affiliates	4,059	4,059
Investment partnerships (6 in 2003 and 8 in 2002)	8,452	2,340
Real estate investment partnerships (5 in 2003 and 2002)	12,178	8,268
Mortgage loans and other	6,011	6,047

	64,993	52,381
Proportionate share of net unrealized investment losses of equity investees	(6,166)	(4,096)

Securities and indebtedness of related parties	$58,827	$48,285

Securities and indebtedness of related parties increased 21.8% to $58.8 million due primarily to additional investments in investment partnerships and an increase in the value of our investment in American Equity Investment Life Holding Company.

Liabilities and Redeemable Preferred Stock

Policy liabilities and accruals and other policyholders’ funds increased 8.9% to $5,793.0 million at June 30, 2003 primarily due to the addition of the American Equity business and growth in the volume of business in force from our core distribution agency force. Deferred income taxes increased 20.1% to $121.5 million at June 30, 2003 due primarily to an increase in deferred taxes on the change in unrealized appreciation/depreciation on fixed maturity securities. At June 30, 2003, we had total liabilities of $6,508.7 million, a 9.3% increase from total liabilities at December 31, 2002.

Series C redeemable preferred stock increased 1.7% to $87.0 million at June 30, 2003 from $85.5 million at December 31, 2002. This increase represents the accretion of the discount on these securities. The Series C redeemable preferred stock was issued at an $11.6 million discount. The mandatory redemption is structured so that 49.5% of the Series C preferred stock will be redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006.

Stockholders’ Equity

Stockholders’ equity increased 12.0%, to $740.6 million at June 30, 2003, compared to $661.4 million at December 31, 2002. This increase is principally attributable to net income for the six-month period and the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by dividends paid.

At June 30, 2003, common stockholders’ equity was $737.6 million, or $26.44 per share, compared to $658.4 million, or $23.71 per share at December 31, 2002. Included in stockholders’ equity per common share is $5.24 at June 30, 2003 and $3.43 at December 31, 2002 attributable to net unrealized investment gains resulting from marking our fixed maturity and equity securities classified as available for sale to market value. The change in unrealized appreciation of fixed maturity and equity securities increased stockholders’ equity $51.0 million during the six months ended June 30, 2003, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

FBL Financial Group, Inc.	June 30, 2003

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

We paid cash dividends on our common and preferred stock during the six months ended June 30, totaling $6.3 million in 2003 and 2002. Interest payments on the parent company’s 5% Subordinated Deferable Interest Notes (the Notes), relating to the company-obligated mandatorily redeemable preferred stock of subsidiary trust, totaled $2.5 million in the six months ended June 30, 2003 and 2002. It is anticipated quarterly cash dividend requirements for the remainder of 2003 will be $0.10 per common and Series C redeemable preferred share, or approximately $5.7 million. We also anticipate quarterly cash dividend requirements will be $0.0075 per Series C redeemable preferred share or approximately $0.7 million. In addition, interest payments on the Notes are estimated to be $2.5 million for the remainder of 2003.

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

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa insurance commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2003, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $29.2 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2003, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $35.3 million at June 30, 2003.

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

FBL Financial Group, Inc.	June 30, 2003

to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three-month period ended June 30, 2003, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive products provided funds amounting to $421.9 million in the six months ended June 30, 2003 and $513.2 million in the six months ended June 30, 2002. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to establish and borrow on a collateralized line of credit to provide additional liquidity. The line of credit available is based on the amount of capital stock of the FHLB owned by Farm Bureau Life, which supported a borrowing capacity of $69.4 million as of July 1, 2003. At June 30, 2003, we had outstanding borrowings of $40.0 million under this arrangement, leaving a borrowing capacity of $29.4 million. Additional collateral would need to be deposited with the FHLB in order to access this additional borrowing capacity. The outstanding debt is due September 17, 2003, and interest on the debt is charged at a variable rate equal to the London Interbank Offered Rate less 0.0475% (1.09% at June 30, 2003). Fixed maturity securities with a carrying value of $41.2 million are on deposit with the FHLB as collateral for the note. It is management’s intention to refinance this note when it matures.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2002, we had contractual obligations totaling $211.5 million with payments due as follows: less than one year - $96.4 million, one-to-three years - $52.5 million, four-to-five years - $51.3 million and after five years – $11.3 million. There have been no material changes to these contractual obligations since December 31, 2002.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2003, included $34.0 million of short-term investments, $119.7 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $882.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

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

FBL Financial Group, Inc.	June 30, 2003

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.
•	Extraordinary acts of nature or man may result in higher than expected claim activity.
•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s annual shareholders meeting was held on May 14, 2003.

(b) and (c)   (i)      Election of the following Class A directors to the Company’s Board of Directors:

	For	Withheld
Jerry L. Chicoine	37,642,972	635,634
John W. Creer	37,635,346	643,260
John E. Walker	37,640,583	638,023

FBL Financial Group, Inc.	June 30, 2003

(ii)	Election of the following Class B directors to the Company’s Board of Directors:

	For	Withheld
Eric K. Aasmundstad	1,183,590	–
Steve L. Baccus	1,183,590	–
O. Al Christopherson	1,183,590	–
Jerry C. Downin	1,183,590	–
Kenny J. Evans	1,183,590	–
Alan L. Foutz	1,183,590	–
Karen J. Henry	1,183,590	–
Craig D. Hill	1,183,590	–
Leland J. Hogan	1,183,590	–
Richard G. Kjerstad	1,183,590	–
G. Steven Kouplen	1,183,590	–
Craig A. Lang	1,183,590	–
David L. McClure	1,183,590	–
William J. Oddy	1,183,590	–
Keith R. Olsen	1,183,590	–
Howard D. Poulson	1,183,590	–
Frank S. Priestley	1,183,590	–
Michael S. White	1,183,590	–

(iii)	Approval of an amendment to the 1996 Class A Common Stock Compensation Plan. Shareholders cast 35,241,465 votes for and 3,988,155 against the amendment to the Director Compensation Plan. There were 232,575 abstentions and no broker non-votes.

(iv)	Approval of an amendment to the Articles of Incorporation. Shareholders cast 39,303,013 votes for and 134,858 against the amendment to the amendment to the Articles of Incorporation. There were 24,324 abstentions and no broker non-votes.

(v)	Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2003. Shareholders cast 39,372,367 votes for and 80,902 votes against the appointment of Ernst & Young LLP. There were 8,926 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3(i)(a)	Restated Articles of Incorporation, filed March 19, 1996
	3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed April 30, 1996
	3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed May 30, 1997
	3(i)(d)	Articles of Correction, filed October 27, 2000
	3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed December 29, 2000
	3(i)(f)	Articles of Amendment, filed May 15, 2003
	3(ii)	First Restated Bylaws, adopted May 14, 2003
	31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2003:

On May 5, 2003, a Form 8-K was filed in connection with a news release reporting the Company’s financial results for the three months ended March 31, 2003. A copy of the news release was furnished with the
Form 8-K.

FBL Financial Group, Inc.	June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     July 31, 2003

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy
William J. Oddy Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce
James W. Noyce Chief Financial Officer (Principal Financial and Accounting Officer)