Form 10-Q
period 2003-09-30
FBL FINANCIAL GROUP INC
filed 2003-10-30
CIK 1012771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,927,788 shares of Class A common stock and 1,192,990 shares of Class B common stock as of October 27, 2003.

FBL FINANCIAL GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2003 - $5,076,001; 2002 - $4,417,507)	$5,302,539	$4,621,271
Equity securities – available for sale, at market (cost: 2003 - $21,157; 2002 - $22,196)	22,203	21,545
Mortgage loans on real estate	562,572	483,627
Investment real estate, less allowances for depreciation of $5,209 in 2003 and $4,662 in 2002	28,214	25,031
Policy loans	178,382	178,997
Other long-term investments	7,436	6,032
Short-term investments	36,434	50,866

Total investments	6,137,780	5,387,369

Cash and cash equivalents	278,268	263,011
Securities and indebtedness of related parties	62,669	48,285
Accrued investment income	55,496	53,642
Accounts and notes receivable	28	80
Amounts receivable from affiliates	8,823	3,649
Reinsurance recoverable	105,959	95,455
Deferred policy acquisition costs	545,664	468,793
Value of insurance in force acquired	47,507	48,526
Property and equipment, less allowances for depreciation of $55,690 in 2003 and $51,198 in 2002	35,467	35,115
Current income taxes recoverable	—	8,537
Goodwill	11,170	11,170
Other assets	39,713	28,100
Assets held in separate accounts	410,527	347,717

Total assets	$7,739,071	$6,799,449

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and equity-indexed products	$4,373,836	$3,708,862
Traditional life insurance and accident and health products	1,125,228	1,096,995
Unearned revenue reserve	30,234	30,504
Other policy claims and benefits	20,181	19,846

	5,549,479	4,856,207

Other policyholders’ funds:
Supplementary contracts without life contingencies	343,503	321,046
Advance premiums and other deposits	148,923	125,614
Accrued dividends	12,778	15,453

	505,204	462,113

Amounts payable to affiliates	876	625
Short-term debt	44,887	40,000
Long-term debt	179,837	—
Current income taxes payable	2,539	—
Deferred income taxes	105,046	101,226
Other liabilities	211,992	147,474
Liabilities related to separate accounts	410,527	347,717

Total liabilities	7,010,387	5,955,362

Minority interest in subsidiaries:
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	97,000
Other	109	210

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000 shares	—	85,514

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 26,895,641 shares in 2003 and 26,578,279 shares in 2002	49,484	43,993
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,523	7,533
Accumulated other comprehensive income	119,197	95,145
Retained earnings	549,371	511,692

Total stockholders’ equity	728,575	661,363

Total liabilities and stockholders’ equity	$7,739,071	$6,799,449

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Interest sensitive product charges	$21,027	$19,913	$62,277	$58,293
Traditional life insurance premiums	31,232	29,360	97,886	92,500
Accident and health premiums	65	43	391	313
Net investment income	98,541	88,818	296,458	251,332
Derivative income (loss)	2,078	(1,133)	7,713	(10,570)
Realized gains (losses) on investments	(318)	1,683	(1,434)	(1,894)
Other income	3,980	4,193	12,411	12,990

Total revenues	156,605	142,877	475,702	402,964
Benefits and expenses:
Interest sensitive product benefits	61,653	54,407	187,439	145,633
Traditional life insurance and accident and health benefits	19,377	20,543	58,008	57,211
Increase in traditional life and accident and health future policy benefits	7,069	4,865	25,462	24,369
Distributions to participating policyholders	6,381	6,606	20,620	22,273
Underwriting, acquisition and insurance expenses	34,976	27,823	99,629	76,195
Interest expense	2,406	175	2,632	533
Other expenses	3,626	2,790	10,940	8,890

Total benefits and expenses	135,488	117,209	404,730	335,104

	21,117	25,668	70,972	67,860
Income taxes	(7,921)	(8,089)	(24,004)	(21,210)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	(1,213)	(2,425)	(3,638)
Other	11	(22)	22	(117)
Equity income, net of related income taxes	1,534	1,078	3,751	42

Net income	14,741	17,422	48,316	42,937
Dividends on Series B and C preferred stock	(37)	(1,088)	(2,259)	(3,239)

Net income applicable to common stock	$14,704	$16,334	$46,057	$39,698

Earnings per common share	$0.53	$0.59	$1.65	$1.44

Earnings per common share – assuming dilution	$0.51	$0.58	$1.62	$1.41

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2002	$3,000	$39,446	$7,563	$39,364	$476,420	$565,793
Comprehensive income:
Net income for nine months ended September 30, 2002	—	—	—	—	42,937	42,937
Change in net unrealized investment gains/losses	—	—	—	59,393	—	59,393

Total comprehensive income						102,330
Issuance of 284,190 shares of common stock under compensation and stock option plans, including related income tax benefit	—	3,689	—	—	—	3,689
Adjustment resulting from capital transactions of equity investee	—	(174)	(30)	—	—	(204)
Dividends on preferred stock	—	—	—	—	(3,239)	(3,239)
Dividends on common stock	—	—	—	—	(8,284)	(8,284)

Balance at September 30, 2002	$3,000	$42,961	$7,533	$98,757	$507,834	$660,085

Balance at January 1, 2003	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363
Comprehensive income:
Net income for nine months ended September 30, 2003	—	—	—	—	48,316	48,316
Change in net unrealized investment gains/losses	—	—	—	24,052	—	24,052

Total comprehensive income						72,368
Issuance of 317,362 shares of common stock under compensation and stock option plans, including related income tax benefit	—	5,558	—	—	—	5,558
Adjustment resulting from capital transactions of equity investee	—	(67)	(10)	—	—	(77)
Dividends on preferred stock	—	—	—	—	(2,259)	(2,259)
Dividends on common stock	—	—	—	—	(8,378)	(8,378)

Balance at September 30, 2003	$3,000	$49,484	$7,523	$119,197	$549,371	$728,575

Comprehensive income (loss) totaled ($12.2) million in the third quarter of 2003 and $84.5 million in the third quarter of 2002.

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities
Net income	$48,316	$42,937
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive products:
Interest credited to account balances, excluding bonus interest	148,821	125,295
Change in fair value of embedded derivatives	9,338	(1,453)
Charges for mortality and administration	(59,565)	(56,215)
Deferral of unearned revenues	1,010	1,710
Amortization of unearned revenue reserve	(1,145)	(1,530)
Provision for depreciation and amortization	(11,602)	2,907
Equity income	(3,751)	(42)
Realized losses on investments	1,434	1,894
Increase in traditional life and accident and health benefit accruals	25,462	24,369
Policy acquisition costs deferred	(87,615)	(116,986)
Amortization of deferred policy acquisition costs	35,497	16,180
Provision for deferred income taxes	(9,020)	9,907
Other	3,083	20,610

Net cash provided by operating activities	100,263	69,583

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	1,305,958	624,256
Equity securities – available for sale	4,192	4,424
Mortgage loans on real estate	58,353	53,092
Investment real estate	419	169
Policy loans	28,465	32,397
Other long-term investments	1,002	501
Short-term investments – net	14,432	—

	1,412,821	714,839
Acquisition of investments:
Fixed maturities – available for sale	(1,871,289)	(1,506,976)
Equity securities – available for sale	(3,344)	(3,052)
Mortgage loans on real estate	(140,698)	(94,469)
Investment real estate	(4,586)	(1,871)
Policy loans	(27,850)	(31,446)
Other long-term investments	(525)	(506)
Short-term investments – net	—	(2,205)

	(2,048,292)	(1,640,525)
Proceeds from disposal, repayments of advances and other distributions from equity investees	5,626	3,034
Investments in and advances to equity investees	(12,876)	(68)
Net purchases of property and equipment and other	(8,756)	(3,609)

Net cash used in investing activities	(651,477)	(926,329)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Nine months ended September 30,
	2003	2002
Financing activities
Receipts from interest sensitive and equity-indexed products credited to policyholder account balances	$868,004	$977,360
Return of policyholder account balances on interest sensitive and equity-indexed products	(294,717)	(218,114)
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(2,425)	(3,638)
Other distributions related to minority interests - net	(65)	(126)
Issuance of common stock	4,846	3,139
Dividends paid	(9,172)	(9,420)

Net cash provided by financing activities	566,471	749,201

Increase (decrease) in cash and cash equivalents	15,257	(107,545)
Cash and cash equivalents at beginning of period	263,011	271,459

Cash and cash equivalents at end of period	$278,268	$163,914

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,890	$536
Income taxes	23,255	18,656
Non-cash operating activity:
Deferral of bonus interest credited to account balances	15,554	14,452
Non-cash financing activity:
Refinancing of short-term debt	40,000	—

See accompanying notes.

FBL Financial Group, Inc.	September 30, 2003

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2003

1. Basis of Presentation and Accounting Changes

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2002 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

In the third quarter of 2003, we adopted Statement of Financial Accounting Standards (Statement) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 codifies several Derivatives Implementation Group (DIG) issues, including DIG Issue C18, “Scope Exceptions: Shortest Period Criterion for Applying the Regular-Way Security Trades Exception to When-Issued Securities or Other Securities That Do Not Yet Exist.” DIG Issue C18 clarifies the applicability of Statement No. 133 to when-issued securities by holding that the regular-way security trade exception may not be applied to securities which are not settled within the shortest period possible for that security. If settlement does not occur within the shortest period possible, there is deemed to be a forward contract for the purchase of that security which is subject to fair value accounting under Statement No. 133. We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income (loss). The adoption of Statement No. 149 resulted in a $0.2 million decrease to net income for the third quarter and nine months ended September 30, 2003.

In the third quarter of 2003, we adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Upon adoption of this Statement, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt on our consolidated balance sheet ($139.8 million long-term debt and $44.9 million short-term debt). There were no adjustments to the carrying values of these instruments upon reclassification. Also, in accordance with Statement No. 150, amounts previously classified as dividends on these financial instruments ($2.3 million in the third quarter of 2003) are recorded as interest expense. All reclassifications made due to the adoption of Statement No. 150 were made on a prospective basis only as reclassification of prior period amounts is not permitted. The adoption of Statement No. 150 resulted in a $1.1 million decrease to net income for the third quarter and nine months ended September 30, 2003. The adoption of Statement No. 150 did not impact net income applicable to common stock or earnings per common share.

Effective January 1, 2003, we adopted Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.” Under Statement No. 123, compensation expense is recognized as stock options vest in an amount equal to the estimated fair value of the options on the date of grant. Statement No. 148 amends Statement No. 123 by requiring more prominent and frequent disclosures regarding the effects of stock-based compensation and provides for alternative transition methods in the adoption of Statement No. 123. Historically, we have applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally has resulted in no compensation expense being recognized. We are using the prospective method in the adoption of Statement No. 123. Under the prospective method, expense is recognized for those options granted, modified or settled after the

FBL Financial Group, Inc.	September 30, 2003

date of adoption. Net income was $0.1 million (less than $0.01 per common share) lower for the third quarter of 2003 and $0.3 million ($0.01 per common share) lower for the nine months ended September 30, 2003 as a result of expensing stock options. The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123 will continue to be accounted for under APB No. 25.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$14,741	$17,422	$48,316	$42,937
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	100	—	280	—
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(228)	(130)	(664)	(446)

Net income, pro forma	$14,613	$17,292	$47,932	$42,491

Earnings per common share, as reported	$0.53	$0.59	$1.65	$1.44

Earnings per common share, pro forma	$0.52	$0.59	$1.64	$1.42

Earnings per common share – assuming dilution, as reported	$0.51	$0.58	$1.62	$1.41

Earnings per common share – assuming dilution, pro forma	$0.51	$0.57	$1.61	$1.40

In April 2003, the Derivative Implementation Group issued Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. At September 30, 2003, funds withheld on variable business assumed by us totaled $5.8 million, and funds withheld on variable business ceded by us totaled $3.9 million. We have not quantified the impact on our financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld. We plan on adopting DIG B36 when it becomes effective in the fourth quarter of 2003.

In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP provides guidance on separate account presentation and valuation, the accounting for sales inducements (bonus interest) and the classification and valuation of long-duration contract liabilities. We expect to adopt this SOP when it becomes effective in the first quarter of 2004. While we currently comply with most of the guidance presented in this SOP, we will need to change our method of computing reserves for guaranteed minimum death benefits (GMDB) associated with our variable annuities and change our presentation of deferred expenses relating to sales inducements. We have not quantified the impact of adoption on our financial statements; however, the impact is not

FBL Financial Group, Inc.	September 30, 2003

expected to be material due to our limited exposure to GMDBs. Our exposure to GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $24.6 million at September 30, 2003. Our recorded reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.4 million at September 30, 2003. We currently include bonus interest as a component of deferred policy acquisition costs and the related amortization expense. The amount of bonus interest included as a component of deferred policy acquisition costs totaled $37.9 million at September 30, 2003 and $25.1 million at December 31, 2002.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 establishes a variable interests model to follow when determining whether or not to consolidate an entity that is not evaluated for consolidation under the traditional voting interests model. This Interpretation generally requires that a company (investee) being evaluated under the variable interests model be consolidated if (a) the investor has decision making powers over the entity — that is, the ability to buy and sell assets or conduct operations or (b) the investor is exposed to the majority of the risks or rewards of the entity. In addition, the Interpretation requires that investments made by related parties be analyzed together in applying the variable interests model. The disclosure provisions of this Interpretation are effective for financial statements issued after January 31, 2003. The consolidation provisions are effective for new transactions entered into after January 31, 2003 and for pre-existing entities as of December 31, 2003. We do not expect the impact of this Interpretation to be material to our financial statements.

2. Interest Rate Swaps

During the second quarter of 2003, we entered into three interest rate swaps to manage interest rate risk associated with our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $150.0 million. Details regarding the interest rate swaps as of September 30, 2003 are as follows:

Maturity Date	Notional Amount	Receive Rate	Pay Rate	Carrying Value	Fair Value
(Dollars in thousands)
5/1/2006	$50,000	1 month LIBOR	2.545%	$(1,040)	$(1,040)
7/1/2008	50,000	1 month LIBOR	2.579	960	960
7/1/2008	50,000	1 month LIBOR	2.465	1,207	1,207

	$150,000			$1,127	$1,127

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

The interest rate swaps are carried at fair value on the consolidated balance sheet as either an other long-term investment or other liability. The effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income. If a portion of the hedges become ineffective, the ineffective portion of any unrealized gain or loss on the interest rate swap will be recorded in earnings as a component of derivative income (loss) as it occurs. The net periodic interest settlement between the interest paid and the interest received under these swaps is recorded as a component of interest sensitive product benefits. Interest sensitive product benefits increased by $0.6 million in the third quarter of 2003 and $0.7 million in the nine months ended September 30, 2003 as a result of the net interest paid on the interest rate swaps. There was no ineffectiveness recorded in the consolidated statement of income.

FBL Financial Group, Inc.	September 30, 2003

3. Debt

We have a note payable to the Federal Home Loan Bank of Des Moines (FHLB) totaling $40.0 million at September 30, 2003 and at December 31, 2002. The note was refinanced during the third quarter of 2003. The new note is due September 2006 and interest on the note is charged at a variable rate equal to the London Interbank Offered Rate plus 0.08% (1.20% at September 30, 2003). At September 30, 2003, fixed maturity securities with a carrying value of $42.6 million are on deposit with the FHLB as collateral for the note. As an investor in the FHLB, we have the ability to borrow additional amounts provided additional collateral is deposited with the FHLB and additional FHLB stock is purchased. The amount of stock required to be purchased to increase our borrowing capacity can range between 3% and 5% of additional borrowings (currently at 4.45%).

4. Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or certain other agreements. At September 30, 2003, management is not aware of any claims for which a material loss is reasonably possible.

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

Effective July 1, 2003, we entered into a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.7 million. Pool losses are capped at $6.9 million per event.

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

We have extended a line of credit in the amount of $0.5 million to Western Computer Services, Inc., an affiliate. Interest on this agreement is equal to the prime rate of a national bank and payable monthly. There was less than $0.1 million at September 30, 2003 and December 31, 2002 outstanding on this line of credit.

FBL Financial Group, Inc.	September 30, 2003

5. Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income	$14,741	$17,422	$48,316	$42,937
Dividends on Series B and C preferred stock	(37)	(1,088)	(2,259)	(3,239)

Numerator for earnings per common share-income available to common stockholders	$14,704	$16,334	$46,057	$39,698

Denominator:
Weighted average shares	27,973,868	27,677,161	27,887,905	27,575,830
Deferred common stock units related to directors compensation plan	19,285	15,206	18,074	14,380

Denominator for earnings per common share – weighted-average shares	27,993,153	27,692,367	27,905,979	27,590,210
Effect of dilutive securities – employee stock options	638,588	553,452	526,080	565,645

Denominator for diluted earnings per common share – adjusted weighted-average shares	28,631,741	28,245,819	28,432,059	28,155,855

Earnings per common share	$0.53	$0.59	$1.65	$1.44

Earnings per common share – assuming dilution	$0.51	$0.58	$1.62	$1.41

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

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

FBL Financial Group, Inc.	September 30, 2003

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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	investments and related investment income not specifically allocated to our product segments;

•	interest expense and minority interest pertaining to distributions on trust preferred securities;

•	accident and health insurance products, primarily a closed block of group policies;

•	advisory services for the management of investments and other companies;

•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and

•	leasing services, primarily with affiliates.

Financial information concerning our operating segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$62,724	$47,500	$186,060	$120,599
Traditional and universal life	76,796	76,288	237,164	233,090
Variable	12,274	12,320	36,746	34,892
Corporate and other	5,136	5,056	17,148	16,243

	156,930	141,164	477,118	404,824
Realized gains (losses) on investments (A)	(325)	1,713	(1,416)	(1,860)

Consolidated revenues	$156,605	$142,877	$475,702	$402,964

Pre-tax operating income (loss):
Traditional annuity	$10,176	$7,280	$31,534	$18,852
Traditional and universal life	12,707	18,689	40,366	47,062
Variable	452	(2,120)	1,205	470
Corporate and other	297	1,118	2,902	(1,147)

	23,632	24,967	76,007	65,237
Income taxes on operating income	(8,797)	(8,276)	(26,607)	(21,607)
Realized gains (losses) on investments, net (A)	(94)	731	(1,084)	(693)

Consolidated net income	$14,741	$17,422	$48,316	$42,937

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill at September 30, 2003 and December 31, 2002 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million) and variable ($1.2 million).

FBL Financial Group, Inc.	September 30, 2003

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Net income	$14,741	$17,422	$48,316	$42,937
Less dividends on Series B and C preferred stock	(37)	(1,088)	(2,259)	(3,239)

Net income applicable to common stock	14,704	16,334	46,057	39,698

Earnings per common share	$0.53	$0.59	$1.65	$1.44

Earnings per common share – assuming dilution	$0.51	$0.58	$1.62	$1.41

Net income applicable to common stock decreased 10.0% in the third quarter of 2003 to $14.7 million and increased 16.0% in the nine months ended September 30, 2003 to $46.1 million. Net income for the quarter ended and the nine months ended September 30, 2003 is positively impacted by the growth in our volume of annuity business in force as well as favorable investment results. Annuity business in force increased due to strong sales from our core distribution agency force and premiums assumed from American Equity Investment Life Insurance Company (American Equity) during 2002 and the first nine months of 2003. During the 2003 periods, net investment income has benefited from an increase in fee income from bond calls and mortgage loan prepayments. In addition, discount accretion on mortgage and asset-backed securities increased for the nine months ended September 30, 2003. Results in the 2003 periods were also favorably impacted by an increase in equity income. The decrease in net income for the third quarter of 2003 is primarily attributable to an increase in the amortization of deferred policy acquisition costs and a reduction in benefit reserves in the third quarter of 2002 relating to the discontinuation of certain group life business.

We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, value of insurance in force acquired and unearned revenues for participating life insurance and interest sensitive products, as applicable, through a process termed as “unlocking.” Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually during the third quarter.

FBL Financial Group, Inc.	September 30, 2003

The impact of unlocking during the third quarter of 2003 and 2002 is as follows:

	Three months ended September 30,
	2003	2002
	(Dollars in thousands)
Amortization of unearned revenues	$(132)	$398
Amortization of deferred policy acquisition costs	(215)	328
Amortization of value of insurance in force acquired	393	(153)

Increase (decrease) to pre-tax income	$46	$573

While the impact of unlocking was not significant in total, unlocking adjustments for deferred policy acquisition costs had a more significant impact on the comparability of our results by segment. Key assumption changes impacting the results by segment include changes to the assumptions regarding persistency experience, expense levels and interest crediting rates and, for 2002, changes to assumptions regarding investment return on separate account assets. See “Segment Information” following for details regarding the impact of unlocking on our segments.

Premiums and product charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive product charges	$21,027	$19,913	$62,277	$58,293
Traditional life insurance premiums	31,232	29,360	97,886	92,500
Accident and health premiums	65	43	391	313

Total premiums and product charges	$52,324	$49,316	$160,554	$151,106

Premiums and product charges increased 6.1% in the third quarter of 2003 to $52.3 million and 6.3% in the nine months ended September 30, 2003 to $160.6 million. Revenues assumed from American Equity include interest sensitive product charges totaling $3.7 million in the nine months ended September 30, 2003 and $0.8 million in the respective 2002 period. In addition, cost of insurance charges, which are included in interest sensitive product charges, increased as a result of an increase in the volume and age of business in force. Traditional life insurance premiums increased 5.8% in the nine months ended September 30, 2003 to $97.9 million due primarily to strong sales from our core distribution agency force during 2002.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 10.9% in the third quarter of 2003 to $98.5 million and 18.0% in the nine months ended September 30, 2003 to $296.5 million due primarily to an increase in average invested assets. Average invested assets in the nine-month period of 2003 increased 21.3% to $5,711.4 million (based on securities at amortized cost) due principally to net premium inflows from our American Equity coinsurance agreement and core distribution agency force. The annualized yield earned on average invested assets decreased to 6.98% in the nine months ended September 30, 2003 from 7.18% in the respective 2002 period due principally to a decrease in market interest rates. The impact of the decrease in market interest rates on yield was partially offset by the impact of an increase in fee income from bond calls and mortgage loan prepayments and an increase in discount accretion on mortgage and asset-backed securities. Fee income from bond calls and mortgage loan prepayments totaled $8.4 million in the nine months ended September 30, 2003 compared to $0.9 million in the respective 2002 period. For the nine months ended September 30, net investment income includes $3.4 million in 2003 and $1.2 million in 2002, representing an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition - Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) totaled $2.1 million in the third quarter of 2003 compared to ($1.1) million in the third quarter of 2002. For the nine months ended September 30, 2003, derivative income (loss) totaled $7.7 million compared to ($10.6) million in the 2002 period. Our derivative income (loss) primarily consists of unrealized gains and losses on the value of call options and proceeds from the exercise of call options used to fund returns on our

FBL Financial Group, Inc.	September 30, 2003

equity-indexed annuity contracts assumed from American Equity. Derivative income (loss) also includes changes in the value of the conversion feature embedded in convertible fixed maturity securities and forward commitments for the purchase of certain when-issued asset-backed securities. The increases in derivative income are due principally to gains on the various indexes supporting the equity-indexed products during 2003. Changes in the value of the call options are partially offset by corresponding changes in the value of the embedded derivatives in the underlying equity-indexed contracts. Changes in the value of these embedded derivatives are recorded as a component of interest sensitive product benefits. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$1,834	$10,775	$12,848	$21,543
Losses on sales	(1)	(4,080)	(382)	(4,390)
Losses due to impairments	(2,151)	(5,012)	(13,900)	(19,047)

Total realized gains (losses)	$(318)	$1,683	$(1,434)	$(1,894)

Realized gains (losses) on investments totaled ($0.3) million in the third quarter of 2003 compared to $1.7 million in the third quarter of 2002. For the nine months ended September 30, 2003, realized losses decreased 24.3% to ($1.4) million. Writedowns for other-than-temporary impairments are the result of the issuers of the securities having deteriorating operating trends, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

Policy benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Policy benefits:
Interest sensitive product benefits	$61,653	$54,407	$187,439	$145,633
Traditional life insurance and accident and health benefits	19,377	20,543	58,008	57,211
Increase in traditional life and accident and health future policy benefits	7,069	4,865	25,462	24,369
Distributions to participating policyholders	6,381	6,606	20,620	22,273

Total policy benefits	$94,480	$86,421	$291,529	$249,486

Policy benefits increased 9.3% in the third quarter of 2003 to $94.5 million and 16.9% in the nine months ended September 30, 2003 to $291.5 million. These increases are due primarily to an increase in volume of annuity business in force principally as a result of our American Equity coinsurance agreement. Benefits assumed from American Equity in the nine-month period include interest sensitive product benefits totaling $51.2 million in 2003 and $15.7 million in 2002. Changes in the value of the embedded derivatives included in the equity-indexed annuity contracts resulted in an increase (decrease) in the reserve for interest sensitive products totaling $9.3 million for the nine months ended September 30, 2003 and ($1.5) million for the nine months ended September 30, 2002. In total, death benefits increased 11.3% to $60.8 million in the nine months ended September 30, 2003. Partially offsetting these changes is the impact of reductions in our dividend and interest crediting rates on many of our products throughout 2002 and into 2003. These rate decreases were made in response to a declining investment portfolio yield. Interest crediting rates were 4.35% on our primary fixed annuity product and 4.80% on our primary universal

FBL Financial Group, Inc.	September 30, 2003

life insurance product as of October 1, 2003. Policy benefits in the third quarter of 2002 were partially offset by a $1.3 million reduction in reserves relating to the discontinuation of certain group life business. Policy benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, acquisition and insurance expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,654	$3,087	$10,067	$9,286
Amortization of deferred policy acquisition costs	13,098	5,777	35,497	16,180
Amortization of value of insurance in force acquired	793	1,695	2,181	1,627
Other underwriting, acquisition and insurance expenses, net of deferrals	17,431	17,264	51,884	49,102

Total	$34,976	$27,823	$99,629	$76,195

Underwriting, acquisition and insurance expenses increased 25.7% in the third quarter of 2003 to $35.0 million and 30.8% in the nine months ended September 30, 2003 to $99.6 million. Commission expense increased due to an increase in traditional life insurance premiums. Amortization of deferred policy acquisition costs increased due primarily to an increase in the volume of business in force and a shift in profitability to blocks of business that have larger acquisition costs remaining to be amortized or that have higher amortization factors. Amortization of deferred policy acquisition costs on our business assumed from American Equity totaled $16.7 million in the nine-month period of 2003 compared to $4.2 million in the respective 2002 period. Amortization of value of insurance in force acquired decreased for the third quarter and increased for the nine months due principally to the impact of realized gains and losses on investments backing the related policyholder liabilities. Other underwriting, acquisition and insurance expenses increased due primarily to increases in salaries and employee benefits and expense allowances on reinsurance assumed.

Effective January 1, 2003, we started expensing the cost of employee stock options for those options granted, modified or settled after 2002 in accordance with Statement of Financial Accounting Standards (Statement) No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.” Stock compensation expense included in other underwriting expenses for the nine months ended September 30, 2003 totaled $0.4 million. Stock compensation expense will increase over the five-year vesting period of the underlying options.

Interest expense totaled $2.4 million in the third quarter of 2003 compared to $0.2 million in the third quarter of 2002. For the nine months ended September 30, 2003 interest expense totaled $2.6 million compared to $0.5 million in the 2002 period. These increases are due to the reclassification of dividends on our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C preferred stock beginning in the third quarter of 2003 in accordance with the adoption of Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the adoption of Statement No. 150 causes an increase in interest expense and decreases in pre-tax income and net income, the adoption did not impact net income applicable to common stock or earnings per common share.

Income taxes decreased 2.1% in the third quarter of 2003 to $7.9 million and increased 13.2% in the nine months ended September 30, 2003 to $24.0 million. The effective tax rate for the third quarter of 2003 was 37.5% compared to 31.5% for the third quarter of 2002. The effective tax rate for the nine months ended September 30, 2003 was 33.8% compared to 31.3% for the respective 2002 period. The increases in the effective tax rates are primarily due to the decreases in pre-tax income resulting from the adoption of Statement No. 150 noted above. The effective tax rate for the third quarter of 2003 is in excess of the federal statutory rate of 35% due to the impact of state income taxes and the non-deductibility of dividends on Series C preferred stock now classified as interest expense. The effective tax rate was lower than the federal statutory rate of 35% for the third quarter of 2002 and the nine-month periods due primarily to tax-exempt interest and tax-exempt dividend income and for the portion of the year prior to July 1, 2003, the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust.

FBL Financial Group, Inc.	September 30, 2003

Equity income, net of related income taxes, increased 42.3% in the third quarter of 2003 to $1.5 million. Equity income for the nine-month periods totaled $3.8 million in 2003 and less than $0.1 million in 2002. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. As a result of our common stock investment in American Equity Investment Life Holding Company, equity income includes $1.4 million in the third quarter of 2003 and $0.9 million in the respective 2002 period, representing our share of its net income. Our share of American Equity Investment Life Holding Company income for the nine-month periods totaled $3.1 million in 2003 and $0.8 million in 2002. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. See the “Other Assets” section following for additional information regarding the composition of our equity investees.

Subsequent Event - Extension of American Equity Coinsurance Relationship

We have reached an agreement in principle with American Equity to continue our coinsurance relationship. Effective January 1, 2004, we expect to assume 20% of selected fixed and equity-indexed annuities with a limit, or cap, on annual premiums assumed. The cap will become effective at the end of any quarter in which the annual premiums assumed for the year exceed $500.0 million. The agreement is expected to renew automatically every 2 years unless either party gives written notification to terminate the agreement. We expect details of this agreement will be finalized during the fourth quarter of 2003. Our existing reinsurance agreement with American Equity to assume a portion of fixed and equity-indexed annuity contracts expires effective December 31, 2003.

Pending Accounting Changes

In April 2003, the Derivative Implementation Group issued Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. At September 30, 2003, funds withheld on variable business assumed by us totaled $5.8 million, and funds withheld on variable business ceded by us totaled $3.9 million. We have not quantified the impact on our financial statements if we accounted for our modified coinsurance contracts as having an embedded derivative. However, the impact is not expected to be material due to the relatively small balances of funds withheld. We plan on adopting DIG B36 when it becomes effective in the fourth quarter of 2003.

In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP provides guidance on separate account presentation and valuation, the accounting for sales inducements (bonus interest) and the classification and valuation of long-duration contract liabilities. We expect to adopt this SOP when it becomes effective in the first quarter of 2004. While we currently comply with most of the guidance presented in this SOP, we will need to change our method of computing reserves for guaranteed minimum death benefits (GMDB) associated with our variable annuities and change our presentation of deferred expenses relating to sales inducements. We have not quantified the impact of adoption on our financial statements; however, the impact is not expected to be material due to our limited exposure to GMDBs. Our exposure to GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $24.6 million at September 30, 2003. Our recorded reserves for this

FBL Financial Group, Inc.	September 30, 2003

benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.4 million at September 30, 2003. We currently include bonus interest as a component of deferred policy acquisition costs and the related amortization expense. The amount of bonus interest included as a component of deferred policy acquisition costs totaled $37.9 million at September 30, 2003 and $25.1 million at December 31, 2002.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 establishes a variable interests model to follow when determining whether or not to consolidate an entity that is not evaluated for consolidation under the traditional voting interests model. This Interpretation generally requires that a company (investee) being evaluated under the variable interests model be consolidated if (a) the investor has decision making powers over the entity – that is, the ability to buy and sell assets or conduct operations or (b) the investor is exposed to the majority of the risks or rewards of the entity. In addition, the Interpretation requires that investments made by related parties be analyzed together in applying the variable interests model. The disclosure provisions of this Interpretation are effective for financial statements issued after January 31, 2003. The consolidation provisions are effective for new transactions entered into after January 31, 2003 and for pre-existing entities as of December 31, 2003. We do not expect the impact of this Interpretation to be material to our financial statements.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized gains and losses on investments. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. A reconciliation of net income to pre-tax operating income (loss) and summary of pre-tax operating income (loss) by segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net income	$14,741	$17,422	$48,316	$42,937

Realized losses (gains) on investments	318	(1,683)	1,434	1,894
Change in amortization of:
Deferred policy acquisition costs	(229)	(9)	241	(225)
Value of insurance in force acquired	48	597	11	(568)
Unearned revenue reserve	7	(30)	(18)	(34)
Income tax offset	(50)	394	(584)	(374)

Realized losses (gains), net of offsets	94	(731)	1,084	693

Income taxes on operating income	8,797	8,276	26,607	21,607

Pre-tax operating income	$23,632	$24,967	$76,007	$65,237

Pre-tax operating income (loss) by segment:
Traditional annuity	$10,176	$7,280	$31,534	$18,852
Traditional and universal life	12,707	18,689	40,366	47,062
Variable	452	(2,120)	1,205	470
Corporate and other	297	1,118	2,902	(1,147)

	$23,632	$24,967	$76,007	$65,237

FBL Financial Group, Inc.	September 30, 2003

A discussion of our operating results, by segment, follows.

Traditional Annuity Segment

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$1,438	$170	$4,137	$588
Net investment income	59,736	48,104	174,699	129,991
Derivative income (loss)	1,550	(774)	7,224	(9,980)

	62,724	47,500	186,060	120,599
Benefits and expenses	52,548	40,220	154,526	101,747

Pre-tax operating income	$10,176	$7,280	$31,534	$18,852

Other data
Annuity premiums collected, net of reinsurance	$265,313	$281,814	$687,552	$807,318
Policy liabilities and accruals, end of period			3,762,597	2,878,897

Pre-tax operating income for the traditional annuity segment increased 39.8% in the third quarter of 2003 to $10.2 million and 67.3% in the nine months ended September 30, 2003 to $31.5 million. Revenues, benefits, expenses and the volume of business in force increased primarily due to growth of the American Equity business and increases in sales from our core distribution agency force. Premiums collected assumed from American Equity totaled $507.3 million in the nine months ended September 30, 2003 compared to $657.0 million in the respective 2002 period. Direct premiums collected increased 20.7% in the nine months ended September 30, 2003 to $177.0 million. Net investment income includes $7.4 million in the nine months ended September 30, 2003 compared to $1.1 million in 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities noted in the investment income discussion above. The increases in derivative income are due to gains on the various indexes supporting the equity-indexed annuity products during 2003. Amortization of deferred policy acquisition costs for the third quarter increased $1.2 million in 2003 compared to an increase of $0.1 million in 2002 due to changes in assumptions used to calculate deferred policy acquisition costs. See “Net Income” for a discussion of these changes.

Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,861	$10,688	$32,149	$32,077
Traditional life insurance premiums and other income	31,232	29,360	97,886	92,500
Net investment income	34,462	36,596	106,955	108,987
Derivative income (loss)	241	(356)	174	(474)

	76,796	76,288	237,164	233,090
Benefits and expenses	64,089	57,599	196,798	186,028

Pre-tax operating income	$12,707	$18,689	$40,366	$47,062

Other data
Life premiums collected, net of reinsurance	$43,371	$41,610	$136,571	$131,427
Policy liabilities and accruals, end of period			2,010,547	1,930,882

Pre-tax operating income for the traditional and universal life insurance segment decreased 32.0% in the third quarter of 2003 to $12.7 million and 14.2% in the nine months ended September 30, 2003 to $40.4 million. The decrease for the nine-month period is due primarily to an increase in traditional life and universal life insurance death benefits and the impact of changes in the assumptions used to calculate deferred policy acquisition costs as discussed under “Net Income.” In total, death benefits increased $3.9 million, or 8.0%, in the nine-month period of

FBL Financial Group, Inc.	September 30, 2003

2003 to $52.5 million. Amortization of deferred policy acquisition costs was reduced $0.4 million in 2003 and $4.2 million in 2002 due to unlocking. Net investment income includes $2.4 million in the nine months ended September 30, 2003 compared to $1.0 million in 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. As noted in the discussion of policy benefits above, benefits for the third quarter of 2002 includes a $1.3 million reserve reduction relating to group life business. Life premiums collected increased 3.9% to $136.6 million in the nine-month period of 2003.

Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$8,735	$9,025	$25,973	$25,594
Net investment income	3,368	3,103	10,159	8,687
Other income	171	192	614	611

	12,274	12,320	36,746	34,892
Benefits and expenses	11,822	14,440	35,541	34,422

Pre-tax operating income (loss)	$452	$(2,120)	$1,205	$470

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$27,111	$28,808	$85,505	$100,974
Policy liabilities and accruals, end of period			219,034	181,827
Separate account assets, end of period			410,527	323,686

Pre-tax operating income (loss) for the variable segment increased to $0.5 million in the third quarter of 2003 from ($2.1) million in 2002 and increased to $1.2 million in the nine months ended September 30, 2003 compared to $0.5 million in 2002. Revenues increased 5.3% to $36.7 million in the nine-month period of 2003 due to an increase in the volume of business in force. Revenues decreased in the third quarter due primarily to a reduction in surrender charge income. Benefits and expenses decreased 18.1% to $11.8 million in the third quarter of 2003 due to the impact of changes in the assumptions used to calculate deferred policy acquisition costs as discussed under “Net Income.” Amortization of deferred policy acquisition costs was reduced $0.5 million in 2003 and increased $3.7 million in 2002 as a result of unlocking. Death benefits in excess of related account values on variable universal life policies increased to $2.1 million in the third quarter of 2003 from $1.7 million in the 2002 period. Variable premiums collected decreased 15.3% to $85.5 million in the nine-month period of 2003 due to the uncertain economic and equity market environment.

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

FBL Financial Group, Inc.	September 30, 2003

Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Accident and health insurance premiums	$65	$43	$391	$313
Net investment income	975	1,015	4,645	3,667
Derivative income (loss)	287	(3)	315	(116)
Other income	3,809	4,001	11,797	12,379

	5,136	5,056	17,148	16,243
Benefits and expenses	7,210	4,361	17,613	13,700

	(2,074)	695	(465)	2,543
Minority interest	11	(1,235)	(2,403)	(3,755)
Equity income, before tax	2,360	1,658	5,770	65

Pre-tax operating income (loss)	$297	$1,118	$2,902	$(1,147)

Pre-tax operating income totaled $0.3 million in the third quarter of 2003 compared to $1.1 million in 2002. Pre-tax operating income (loss) totaled $2.9 million in the nine months ended September 30, 2003 and ($1.1) million in the respective 2002 period. The increase in pre-tax operating income in the nine-month period of 2003 is primarily due to mortgage prepayment fee income totaling $2.0 million earned in the second quarter of 2003 and fluctuations in equity income as described above. The increase in benefits and expenses and decrease in pre-tax operating income for the third quarter is due primarily to the reclassification of certain dividends to interest expense in connection with the adoption of Statement No. 150. See “Interest expense” for additional details regarding this reclassification.

Financial Condition

Investments

Our total investment portfolio increased 13.9% to $6,137.8 million at September 30, 2003 compared to $5,387.4 million at December 31, 2002. This increase is primarily the result of net cash received from interest sensitive and equity-indexed products and positive cash flow provided by operating activities. In addition, net unrealized appreciation on fixed maturity securities classified as available for sale increased $22.8 million in the first nine months of 2003 to $226.5 million at September 30, 2003 due principally to a decline in market interest rates.

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

FBL Financial Group, Inc.	September 30, 2003

Our investment portfolio is summarized in the table below:

	September 30, 2003		December 31, 2002
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$4,402,050	71.7%	$3,801,914	70.6%
144A private placement	619,678	10.1	556,102	10.3
Private placement	280,811	4.6	263,255	4.9

Total fixed maturities	5,302,539	86.4	4,621,271	85.8
Equity securities	22,203	0.3	21,545	0.4
Mortgage loans on real estate	562,572	9.2	483,627	9.0
Investment real estate:
Acquired for debt	1,587	0.1	2,131	0.1
Investment	26,627	0.4	22,900	0.4
Policy loans	178,382	2.9	178,997	3.3
Other long-term investments	7,436	0.1	6,032	0.1
Short-term investments	36,434	0.6	50,866	0.9

Total investments	$6,137,780	100.0%	$5,387,369	100.0%

As of September 30, 2003, 93.5% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2003, the investment in non-investment grade debt was 6.5% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.4% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of September 30, 2003 is as follows:

FBL Financial Group, Inc.	September 30, 2003

	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$632,010	$617,988	$67,522	$14,022	$(760)
Manufacturing	432,809	388,961	35,718	43,848	(4,921)
Mining	147,168	130,887	13,282	16,281	(495)
Retail trade	86,138	60,338	7,403	25,800	(2,428)
Services	65,321	50,383	2,146	14,938	(718)
Transportation	75,593	46,732	6,429	28,861	(4,423)
Public utilities	173,539	137,677	9,823	35,862	(2,165)
Private utilities and other	292,549	249,491	21,772	43,058	(1,293)
Other	82,087	82,087	7,283	—	—

Total corporate securities	1,987,214	1,764,544	171,378	222,670	(17,203)
Mortgage and asset-backed securities	2,897,098	2,460,124	79,658	436,974	(11,262)
United States Government and agencies	267,177	111,660	8,414	155,517	(9,262)
State, municipal and other governments	151,050	109,085	6,598	41,965	(1,783)

Total	$5,302,539	$4,445,413	$266,048	$857,126	$(39,510)

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S & P) rating equivalents, of fixed maturity securities.

		September 30, 2003
NAIC Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,887,264	73.3%
2	BBB	1,072,255	20.2

	Total investment grade	4,959,519	93.5
3	BB	236,215	4.5
4	B	70,603	1.3
5	CCC, CC, C	23,789	0.5
6	In or near default	12,413	0.2

	Total below investment grade	343,020	6.5

	Total fixed maturities	$5,302,539	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	September 30, 2003

The following table sets forth the composition by credit quality of the fixed maturity securities with gross unrealized losses as of September 30, 2003.

NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$626,389	73.1%	$(21,569)	54.6%
2	BBB	110,728	12.9	(7,345)	18.6

	Total investment grade	737,117	86.0	(28,914)	73.2
3	BB	45,464	5.3	(2,388)	6.1
4	B	48,690	5.7	(6,920)	17.5
5	CCC, CC, C	18,753	2.2	(993)	2.5
6	In or near default	7,102	0.8	(295)	0.7

	Total below investment grade	120,009	14.0	(10,596)	26.8

	Total	$857,126	100.0%	$(39,510)	100.0%

As of September 30, 2003, $28.9 million, or 73.2%, of the gross unrealized losses on our fixed maturity securities are related to securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. We have the ability and intent to hold these securities until they recover in value or mature. If our intention changes, realized losses may be recognized when we decide to sell the securities.

As of September 30, 2003, $10.6 million, or 26.8%, of the gross unrealized losses on our fixed maturity securities are related to securities rated below investment grade. We believe the issuers of these securities will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

The carrying value and estimated market value of our portfolio of fixed maturity securities at September 30, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$62,684	$64,071
Due after one year through five years	410,165	440,222
Due after five years through ten years	518,907	568,471
Due after ten years	1,197,940	1,268,585

	2,189,696	2,341,349
Mortgage and asset-backed securities	2,828,702	2,897,098
Redeemable preferred stocks	57,603	64,092

	$5,076,001	$5,302,539

FBL Financial Group, Inc.	September 30, 2003

The scheduled maturity dates for securities in an unrealized loss position at September 30, 2003 are as follows:

	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,508	$(3)
Due after one year through five years	34,402	(3,904)
Due after five years through ten years	49,509	(4,665)
Due after ten years	334,733	(19,676)

	420,152	(28,248)
Mortgage and asset-backed securities	436,974	(11,262)

Total	$857,126	$(39,510)

At September 30, 2003, no securities from the same issuer had an aggregate unrealized loss in excess of $9.3 million.

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

FBL Financial Group, Inc.	September 30, 2003

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at September 30, 2003, summarized by type of security.

	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,589,831	$1,602,709	$1,625,218	30.7%
Pass through	217,307	216,580	222,512	4.2
Planned and targeted amortization class	325,687	327,135	330,715	6.2
Other	358,676	360,467	360,313	6.8

Total residential mortgage-backed securities	2,491,501	2,506,891	2,538,758	47.9
Commercial mortgage-backed securities	212,411	209,198	230,920	4.3
Other asset-backed securities	124,790	127,565	127,420	2.4

Total mortgage and asset-backed securities	$2,828,702	$2,843,654	$2,897,098	54.6%

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

At September 30, 2003, we held $22.2 million or 0.3% of invested assets in equity securities. At September 30, 2003, gross unrealized gains totaled $1.2 million and gross unrealized losses totaled $0.2 million on these securities.

At September 30, 2003, we held $562.6 million or 9.2% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At September 30, 2003, mortgages more than 60 days delinquent accounted for less than 1.0% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at September 30, 2003 include: Pacific (25.5%), which includes California and Hawaii; and East North Central (17.0%), which includes Illinois, Indiana, Michigan, Ohio and Wisconsin. Mortgage loans on real estate are also diversified by collateral type with office buildings (41.1%), retail facilities (30.4%) and industrial facilities (27.0%) representing the largest holdings at September 30, 2003.

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At September 30, 2003, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 6.4 years. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 5.1 as of September 30, 2003.

Other Assets

Cash and cash equivalents totaled $278.3 million at September 30, 2003 and $263.0 million at December 31, 2002. The amount of cash and cash equivalents will fluctuate from period to period depending on many different factors, but is primarily caused by the timing of the settlement of security purchases and sales. Deferred policy acquisition costs increased 16.4% to $545.7 million at September 30, 2003 due to the capitalization of costs incurred with new sales, principally from the American Equity coinsurance agreement. Assets held in separate accounts increased 18.1% to $410.5 million at September 30, 2003 due primarily to appreciation in the value of investments and the transfer of net premiums to the separate accounts. At September 30, 2003, we had total assets of $7,739.1 million, a 13.8% increase from total assets at December 31, 2002.

FBL Financial Group, Inc.	September 30, 2003

The securities and indebtedness of related parties line on the consolidated balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
American Equity Investment Life Holding Company, common and preferred stock	$36,322	$31,667
Berthel Fisher and Company and affiliates	4,059	4,059
Investment partnerships (6 in 2003 and 8 in 2002)	8,475	2,340
Real estate investment partnerships (4 in 2003 and 5 in 2002)	11,085	8,268
Mortgage loans and other	5,984	6,047

	65,925	52,381
Proportionate share of net unrealized investment losses of equity investees	(3,256)	(4,096)

Securities and indebtedness of related parties	$62,669	$48,285

Securities and indebtedness of related parties increased 29.8% to $62.7 million due primarily to additional investments in investment partnerships and an increase in the value of our investment in American Equity Investment Life Holding Company.

Liabilities and Redeemable Preferred Stock

Policy liabilities and accruals and other policyholders’ funds increased 13.8% to $6,054.7 million at September 30, 2003 primarily due to the growth of the American Equity business and increase in the volume of business in force from our core distribution agency force. Other liabilities increased 43.7% to $212.0 million at September 30, 2003 due primarily to an increase in payables for security purchases. At September 30, 2003, we had total liabilities of $7,010.4 million, a 17.7% increase from total liabilities at December 31, 2002.

In the third quarter of 2003, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C preferred stock was reclassified to debt ($139.8 million long-term debt and $44.9 million short-term debt) in connection with the adoption of Statement No. 150. In addition, during the third quarter of 2003 our $40.0 million short-term note payable at December 31, 2002 was refinanced with the Federal Home Loan Bank to a $40.0 million long-term note payable due September 2006.

Stockholders’ Equity

Stockholders’ equity increased 10.2%, to $728.6 million at September 30, 2003, compared to $661.4 million at December 31, 2002. This increase is principally attributable to net income for the nine-month period and the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by dividends paid.

At September 30, 2003, common stockholders’ equity was $725.6 million, or $25.83 per share, compared to $658.4 million, or $23.71 per share at December 31, 2002. Included in stockholders’ equity per common share is $4.24 at September 30, 2003 and $3.43 at December 31, 2002 attributable to net unrealized investment gains resulting from marking our fixed maturity and equity securities classified as available for sale and interest rate swaps to market value. The change in unrealized appreciation of these securities increased stockholders’ equity $24.1 million during the nine months ended September 30, 2003, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

FBL Financial Group, Inc.	September 30, 2003

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

We paid cash dividends on our common and preferred stock during the nine months ended September 30, totaling $9.5 million in 2003 and $9.4 million in 2002. Interest payments on the parent company’s 5% Subordinated Deferrable Interest Notes (the Notes), relating to the company-obligated mandatorily redeemable preferred stock of subsidiary trust, totaled $3.8 million in the nine months ended September 30, 2003 and 2002. It is anticipated quarterly cash dividend requirements for the remainder of 2003 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B redeemable preferred share or approximately $3.2 million. In addition, interest payments on the Notes are estimated to be $1.3 million for the remainder of 2003.

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

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make any dividend payments to its stockholders and interest payments on its Notes. In addition, we expect to use these sources and additional borrowings to fund the redemption of the Series C redeemable preferred stock in 2004 ($45.3 million) and 2006 ($46.3 million).

The ability of Farm Bureau Life to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, Farm Bureau Life may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa insurance commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2003, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is approximately $24.2 million.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2003, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $35.1 million at September 30, 2003.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three- and nine-month periods ended September 30, 2003, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

FBL Financial Group, Inc.	September 30, 2003

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive products provided funds amounting to $668.1 million in the nine months ended September 30, 2003 and $820.2 million in the nine months ended September 30, 2002. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

Through its membership in the Federal Home Loan Bank of Des Moines (FHLB), Farm Bureau Life is eligible to borrow funds to provide additional liquidity. The amount is based on the amount of stock of the FHLB owned by Farm Bureau Life, which supported a borrowing capacity of $40.0 million as of September 30, 2003. At September 30, 2003, we had outstanding borrowings of $40.0 million under this arrangement leaving no additional borrowing capacity. Additional borrowings could be obtained provided additional collateral is deposited with the FHLB and additional FHLB stock is purchased. The amount of stock required to be purchased can range between 3% and 5% of additional borrowings (currently at 4.45%). Fixed maturity securities with a carrying value of $42.6 million are on deposit with the FHLB as collateral for the outstanding note.

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2002, we had contractual obligations totaling $211.5 million with payments due as follows: less than one year - $96.4 million, one-to-three years - $52.5 million, four-to-five years - $51.3 million and after five years – $11.3 million. Our total contractual obligations have not materially changed since December 31, 2002. However, due to refinancing the FHLB debt as described under “Financial Condition - Liabilities and Redeemable Preferred Stock,” approximately $40.0 million of debt due in less than one year has moved to the category “due in one-to-three years.”

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and its insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2003, included $36.4 million of short-term investments, $278.3 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $869.7 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Cautionary Statement Regarding Forward Looking Information

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.

•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.

FBL Financial Group, Inc.	September 30, 2003

•	Extraordinary acts of nature or man may result in higher than expected claim activity.

•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.19(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003

	10.19(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003

	31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2003:

On July 30, 2003, a Form 8-K was filed in connection with a news release reporting the Company’s financial results for the three and six months ended June 30, 2003. A copy of the news release was furnished with the Form 8-K.

FBL Financial Group, Inc.	September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2003

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)