Form 10-K
period 2003-12-31
FBL FINANCIAL GROUP INC
filed 2004-03-01
CIK 1012771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

Aggregate market value of Class A and B Common Stock held by non-affiliates of the registrant (computed as of June 30, 2003): $220,127,426

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,210,574 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 14, 2004 are incorporated by reference into Part III of this Form 10-K.

FBL FINANCIAL GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

PART I.

Item 1.	Business	1
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	17
Item 6.	Selected Consolidated Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Consolidated Financial Statements and Supplementary Data
	Report of Independent Auditors	44
	Consolidated Balance Sheets	45
	Consolidated Statements of Income	47
	Consolidated Statements of Changes in Stockholders’ Equity	48
	Consolidated Statements of Cash Flows	49
	Notes to Consolidated Financial Statements	51
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84

PART III.	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	84

SIGNATURES		87

	Report of Independent Auditors on Schedules	89
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	90
	Schedule II – Condensed Financial Information of Registrant	91
	Schedule III – Supplementary Insurance Information	95
	Schedule IV – Reinsurance	97

Exhibit 31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1.	BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life and annuity products principally through a Farm Bureau distribution force consisting of 1,928 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. In addition to our Farm Bureau distribution, our variable products are marketed by seven variable alliance partner companies, we assume business through reinsurance arrangements with other companies and we are in the process of expanding our EquiTrust Life Insurance Company (EquiTrust) subsidiary through building its own distribution.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Our principal insurance subsidiaries are Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust. Farm Bureau Life commenced operations in 1945 and EquiTrust commenced operations in 1998. Several of our subsidiaries support various functional areas of the Company and affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of three Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Mutual Insurance Company, Western Agricultural Insurance Company and KFB Insurance Company, Inc.). Effective January 1, 2003, Farm Bureau Mutual Insurance Company (Farm Bureau Mutual) merged with its Nebraska and Kansas counterparts and we now manage the property-casualty operations in Kansas and Nebraska, which expanded our managed property-casualty operations to eight states in the Midwest and West.

Investor related information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, may be found on our Internet web site at www.fblfinancial.com. We post these periodic reports to the web site immediately after they are filed. We have adopted a code of ethics for the Chief Executive Officer and Senior Financial Officers that may be found on this web site in the Corporate Governance section. Product related information may be found on our consumer web sites, www.fbfs.com and www.equitrust.com.

Business Strategy

We have a three-pronged growth strategy that consists of (1) internal growth within our traditional Farm Bureau distribution network, (2) alliances and other distribution channels and (3) consolidations. Our growth strategies are detailed below:

Growth Strategy #1 – Internal growth within our traditional Farm Bureau distribution network.

Our first and most important strategy is growth from our Farm Bureau distribution system of 1,928 exclusive agents in 15 Midwestern and Western states. Our Farm Bureau agents sell Farm Bureau Life products exclusively, or for certain products, on behalf of other insurance companies approved by us. These agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau brand. We believe that having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.

We are focused on increasing life insurance and annuity sales within our Farm Bureau distribution channel and delivering consistent, predictable, and sustainable growth. We expect the primary source of new business will be deeper penetration into our traditional market as well as an increased presence in metropolitan areas. We are working to accomplish this through increasing the size of our exclusive Farm Bureau field force, identifying high potential growth areas and increasing resource allocation to those areas, redesigning training and support programs and developing more effective ways to generate leads for agents.

In addition to these initiatives, we continue to work to increase our sales through cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance company and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), approximately 21% of the Farm Bureau members own at least one of our life products, 72% own at least one Farm Bureau property-casualty product and approximately 17% own both.

Historically, our cross selling success has been greater in the states where we manage the agency force. Following the merger of our managed affiliate, Farm Bureau Mutual, with its Kansas and Nebraska counterparts on January 1, 2003, we are now managing the agency forces in Kansas and Nebraska via our management of Farm Bureau Mutual and are working to capitalize on the cross sell opportunities in those states.

We are also increasing the number of life and investment specialists throughout our Farm Bureau marketing territory. These life and investment specialists work as a resource to help agents with cross selling techniques and client needs analysis. In addition to these specialists, we have wholesalers who are responsible for increasing variable product and mutual fund sales, and are available for agency training and case analysis support. Along with the life and investment specialist program, our wholesaler system has been instrumental in developing life and annuity sales from our multi-line agents.

Growth Strategy #2 – Alliances and other distribution channels.

Our second growth strategy focuses on our desire to share resources and leverage expertise with other companies through alliances, and to expand outside our traditional Farm Bureau niche marketplace. Execution of this strategy began with variable product alliances where we provide our partner companies with competitive variable products, brand-labeled for them if they choose. With this strategy, we obtain access to additional distribution systems and our alliance partners benefit because they are able to provide their sales force with variable products. In addition, our alliance partners that are insurance companies share in the risks, costs and profits of the business through a modified coinsurance program. Today, we have seven variable alliance partners. Our seven partner companies include nearly 3,400 registered representatives from the following companies:

American Equity Investment Life Insurance Company (American Equity)

Berthel Fisher & Company

COUNTRY Life Insurance Company

Farm Bureau Life Insurance Company of Missouri

Modern Woodmen of America

Southern Farm Bureau Life Insurance Company*

United Farm Family Life Insurance Company

*	Southern Farm Bureau Life has notified us that they will operate their own variable products program when the term of our existing contract expires on December 31, 2004.

Variable sales by our alliance partners are generally underwritten by EquiTrust, but may be underwritten by our alliance partner. Depending on the alliance agreement with each partner company, we receive 30%, 50%, 70% or 100% of the risks, costs and profits of the variable business sold by our variable alliance partners. For all of our alliance partners, we perform various administrative processing and other services with respect to the variable business written.

In addition to variable alliances, we also derive additional growth and economies of scale from two coinsurance agreements. Our most significant coinsurance agreement is with American Equity whereby we assume fixed and index annuity business written by them. We originally entered into this reinsurance agreement in 2001 and assumed 70% of certain fixed and index annuity business written from August 1, 2001 to December 31, 2001 and 40% of certain new business written during 2002 and 2003. Beginning January 1, 2004, we assume 20% of selected fixed and index annuities with a limit, or cap, on annual premiums assumed. The cap will become effective at the end of any month in which the annual premiums assumed for the year exceed $500 million. Our other coinsurance agreement is with EMC National Life Company (NTL), formerly known as National Travelers Life Company, which we entered into in 2001. The NTL agreement covers a closed block of business.

While we are pleased with our variable alliances and coinsurance agreements, our strategy is to develop further growth and in 2003 we began to execute a plan to develop and position EquiTrust for growth through building its own distribution. Our focus during 2003 was on building a scaleable infrastructure to support this opportunity. We are now focusing on securing shelf space for fixed and index annuity products with broker/dealers, banks and other established sources of distribution. Our emphasis is on developing close relationships with independent marketing organizations. Over time, as the business through our EquiTrust channel builds momentum, we intend to expand the product offerings to include variable products and life insurance.

Growth Strategy #3 – Consolidations.

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

We have a long and successful history of being a consolidator among Farm Bureau affiliated insurance companies and have grown over the years from a single state Farm Bureau company to an operation with 15 states in the Midwest and West. In addition to our 2001 acquisition of Kansas Farm Bureau Life Insurance Company, we acquired Utah Farm Bureau Life Insurance Company in 1984, Rural Security Life Insurance Company in 1993 and Western Farm Bureau Life Insurance Company in 1994. Effective January 1, 2003, Farm Bureau Mutual, which we manage, merged with its Nebraska and Kansas counterparts.

We have been a leader in consolidating Farm Bureau insurance operations and believe there should be further consolidation due to the similarity of businesses and cultures. While we believe further consolidation in the Farm Bureau network will occur, this strategy is opportunistic and will only happen when circumstances are right. We also continue to seek appropriate acquisition opportunities outside of the Farm Bureau system, but will only consider opportunities that are beneficial to our shareholders.

Marketing and Distribution

Market Area

Sales through our Farm Bureau distribution channel are conducted in the following states: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty company) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life-only states (we own the Farm Bureau affiliated life company and a separately managed Farm Bureau affiliated property-casualty company manages the exclusive multi-line agents) - Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming. In addition to our Farm Bureau marketing territory, our EquiTrust distribution channel and variable alliance partners market throughout the United States.

Our target market for Farm Bureau branded products consists primarily of farmers, ranchers, rural and suburban residents and related individuals and businesses. We believe that this target market represents a relatively financially conservative and stable customer base. Many of our customers are self-employed individuals who are responsible for providing for their own insurance needs. Their financial planning needs tend to focus on security, primary insurance needs and retirement savings. The persistency rates for our products exceed industry averages, as there is a great deal of customer loyalty to Farm Bureau in our target market. In addition, we also serve customers in suburban and metropolitan areas and are working to increase our agent numbers, particularly in metropolitan areas, and further leverage the Farm Bureau brand and franchise.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau), the nation’s largest grass roots farm and ranch organization with over 5.5 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations and related trademarks and service marks, a company must have permission from the state’s Farm Bureau federation. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the states in our Farm Bureau marketing territory, we have the exclusive right to use the “Farm Bureau” name and “FB” logo for marketing insurance and investment products in those states.

All of the state Farm Bureau federations in our 15 state marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to improve the financial well being and quality of life of farmers, ranchers and other rural residents through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico. Within each state, Farm Bureau is generally organized at the county level. Farm Bureau programs generally include policy development, state and national lobbying activities, leadership development, speaker corps, media relations, crime prevention, marketing clubs, women’s activities, young farmers activities, promotion and education activities. Member services provided by Farm Bureau vary by state but often include newspaper and magazine subscriptions, as well as discounts or rebates on eye wear, prescription drugs, hotels, car rentals and select Dodge vehicles. In addition, members have access to theft and arson rewards, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial planning services.

The American Farm Bureau may terminate our right to use the “Farm Bureau” and “FB” designations in all of our states (i) in the event of a material breach of the trademark license that we do not cure within 60 days, (ii) immediately in the event of termination by the American Farm Bureau of the state Farm Bureau’s membership in the American Farm Bureau or (iii) in the event of a material breach of the state Farm Bureau federation’s membership agreement with the American Farm Bureau, including by reason of the failure of the state Farm Bureau to cause us to adhere to the American Farm Bureau’s policies.

We have royalty agreements with each state Farm Bureau federation in our Farm Bureau marketing territory giving us the right to use the “Farm Bureau” and “FB” designations in that particular state. Each state Farm Bureau federation in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalty agreements range in length from one year, which renew automatically unless either party gives notification to terminate the agreement, to 30 years, depending on the state. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 2003, royalty expense totaled approximately $1.6 million.

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

Our life insurance and investment products are currently available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships in our Farm Bureau marketing territory generally cost $24 to $112 and are available to individuals and families who are farmers and ranchers, and to the general public as well.

We have marketing agreements with all of the Farm Bureau property-casualty companies in our Farm Bureau marketing area, pursuant to which the property-casualty companies develop and manage an agency force that sells both property-casualty products for that company and life products for us. We pay them a fee for this service in the nature of an overwrite commission based on first year life insurance premiums and annuity deposits. The overwrite commissions are generally equal to one-third of the first year commissions paid to the agent. In 2003, overwrite commissions totaled $7.1 million.

Our Advisory Committee, which consists of certain executives of Farm Bureau property-casualty insurance companies in our marketing territory, assists us in our relationships with the property-casualty organizations and the Farm Bureau Federation leaders in their respective states. The Advisory Committee meets on a regular basis to coordinate efforts and issues involving the agency force and other matters. The Advisory Committee is an important contributor to our success in marketing products through our Farm Bureau distribution system.

Exclusive Agency Force – Farm Bureau Marketing Territory

Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our 15 state marketing territory by an exclusive Farm Bureau force. We have a written contract with each member of our agency force. The contracts do the following:

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

Our agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty company, our agents are led by district sales managers employed by the property-casualty companies which are under our direction. There are 1,137 agents and managers in our multi-line states, all of whom market a full range of our life insurance products and our mutual funds. These agents and managers also market property-casualty products for the property-casualty companies that we manage.

In our life only states, our life insurance products and sponsored mutual funds are marketed through agents managed by the property-casualty company affiliated with the Farm Bureau federation of that state. These agents and managers, of which there are 791, market our life and mutual fund products on an exclusive basis and market the property-casualty products of that state’s affiliated property-casualty companies. Agents as well as agency managers in our life only states are independent contractors.

As of December 31, 2003, 89% of the agents in our multi-line states were licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and sponsored mutual funds. This percentage is lower than it has been historically due to the merger of Farm Bureau Mutual with its Kansas and Nebraska counterparts on January 1, 2003. Excluding the agents from these two new states under our management, the percentage would have been 97%. We are emphasizing the training of agents for NASD licensing in those two states as well as in all of our life only territories.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.

We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years after new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 2003, approximately 38% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

The focus of sales and agency managers is to recruit and train agents to achieve high production levels of profitable business. Managers receive overwrite commissions on each agent’s life insurance commissions which vary according to that agent’s productivity level and persistency of business. During the first three years of an agent’s relationship with us, the agent’s manager receives additional overwrite commissions to encourage early agent development. Early agent development is also encouraged through financing arrangements and, at the option of the agent, the annualization of commissions can be paid when a life policy is sold.

We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 10% of our agents qualify for our annual incentive trip. Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 2003 in our multi-line states was approximately 87%. Retention of our agents is enhanced because of their ability to sell life and property-casualty insurance products, as well as mutual funds.

Agency Force – Alliance Partners

Our variable alliance partners have 3,372 registered representatives that are licensed to sell variable products under our agreements with them. Among our partners with exclusive agency forces, the number of these agents licensed to sell variable products has grown steadily from 3% at December 31, 1998 to approximately 35% at December 31, 2003. Our partners continue working with their other agents to license them to become registered representatives. These alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products.

EquiTrust Distribution

In 2003, we began expanding the reach of EquiTrust by broadening its distribution and introducing the EquiTrust brand to new markets, distribution sources and territories. We have made a conscious decision to invest resources in this new venture to ensure its long-term success. Prior to 2003, EquiTrust had primarily operated as a product manufacturer and reinsurer, writing little direct business under the EquiTrust name and brand. However, during the past year, EquiTrust has been developing products, installing systems and creating a scaleable infrastructure. This new EquiTrust distribution channel will utilize broker/dealers, banks and other established sources of distribution to sell EquiTrust-branded products. Recruiting has begun for this distribution system and this distribution is expected to grow.

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

See Note 14 of the notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Information” for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums collected by product type and distribution source. Premiums collected is not a measure used in financial statements prepared according to accounting principles generally accepted in the United States (GAAP), and for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our agency force.

Traditional Annuity Segment

We sell a variety of traditional annuity products through our exclusive agency force in our Farm Bureau marketing territory and through our expanding EquiTrust independent distribution. In addition, we assume traditional annuity business through two coinsurance agreements. The traditional annuity segment consists of fixed and index annuities and supplementary contracts. Fixed and index annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. The following table sets forth our annuity premiums collected for the years indicated:

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Traditional annuity:
Farm Bureau distribution
First year – individual	$146,105	$133,832	$67,721	$28,372	$31,471
Renewal – individual	65,668	59,870	35,692	13,853	19,440
Group	15,818	4,322	3,539	2,730	1,227

Total	227,591	198,024	106,952	44,955	52,138
EquiTrust distribution
First year - individual	821	—	—	—	—

Total	821	—	—	—	—

Total traditional annuity	228,412	198,024	106,952	44,955	52,138
Reinsurance assumed – NTL	3,575	4,735	1,819	136	190
Reinsurance assumed – American Equity	649,528	837,925	280,016	—	—

Total traditional annuity, net of reinsurance	$881,515	$1,040,684	$388,787	$45,091	$52,328

Collected traditional annuity premiums decreased in 2003 due to a decrease in premiums assumed through coinsurance agreements. Direct traditional annuity premiums collected increased in 2003 and 2002 due to increased popularity of these products, which can be attributed to the products’ competitive interest crediting rates. Collected traditional annuity premiums during 2001 increased $48.6 million as a result of the acquisition of Kansas Farm Bureau Life. Excluded from the above table is the coinsurance of certain in force business during 2001 with annuity reserves totaling $252.9 million. For our direct annuity premiums collected in our Farm Bureau market territory, premiums collected in 2003 are concentrated in the following states: Kansas (32%), Iowa (31%) and Oklahoma (9%).

Fixed Rate Annuities

We offer annuities that are generally marketed to individuals in anticipation of retirement. We offer traditional annuities principally in the form of flexible premium deferred annuities that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 43% of our existing individual direct traditional annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders’ account balance is imposed for early termination of the annuity contract within a specified period after its effective date. After a number of years, the annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or for a combination of these options.

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

Approximately 34.6% of the traditional annuities that we have assumed through coinsurance agreements are fixed rate annuities. These annuities are structured much like our own flexible premium deferred annuities with the exception that certain fixed rate annuities are “bonus” products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1% to 7% of the annuity deposit for the first contract year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established. Generally, there is a compensating adjustment in the commission paid to the agent to offset the first year interest bonus. In all situations, an acknowledgment from the policyholder is obtained upon policy issuance that states that a specified portion of the first year interest will not be paid in renewal years.

Index Annuities

Approximately 65.4% of the annuities that we have assumed through coinsurance agreements are index annuities. Index annuities allow policyholders to link returns to the performance of a particular index without the risk of loss of their principal. The underlying indices include the S&P 500, the Dow Jones Industrial Average, the NASDAQ 100, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index. These products allow policyholders to transfer funds once a year among the indices and a traditional fixed rate strategy. The products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next anniversary date) or a monthly averaging of the index during the contract year. We do not assume any “multi year point-to-point” products that credit interest only once over a period of several years.

The index annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the “participation rate,” of the annual appreciation (based in some instances on monthly averages) in a recognized index or benchmark. The participation rate, which may be reset annually, defines the policyholder’s level of participation in index gains each year. The participation rate generally varies among the products from 60% to 100%. Some of the products also have an “asset fee” ranging from 1% to 4%, which is deducted from the interest to be credited. The asset fees may be adjusted annually, subject to stated limits. In addition, some products apply an overall limit, or “cap,” ranging from 7% to 12%, on the amount of annual index credits the policyholder may earn in any one contract year, and the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate of 3.00% on a cumulative basis.

Through American Equity, we purchase one-year call options on the applicable indices as an investment to provide the income needed to fund the amount of the annual index credits on the index products. Prior to 2003, the options purchased were intended to fund the full amount of the annual index credits. During 2003, the methodology for purchasing options was changed, allowing for a decrease in the cost of the options. New options purchased are intended to fund the amount of the annual index credits in excess of the minimum guaranteed interest on the contract. New one-year options are purchased at the outset of each contract year and the cost of the options represents our cost of providing the index credits. American Equity has the ability to manage the cost of the options primarily through modifications to participation rates, asset fees and caps, except in cases where contractual features would prevent further modifications. Call options are purchased weekly based upon new and renewing index account values during the applicable week, and the purchases are made by category according to the particular products and indices applicable to the new or renewing account values. Any gains on the options at the expiration of the one-year term are intended to offset the related index credits to the index contract holders.

After the purchase of the one-year call options and payment of acquisition costs, we invest the balance of assumed index premiums into our general account invested assets. With respect to that portion of the index account value allocated to an index crediting strategy, our spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract), the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of one-year options purchased over the expected life of an index annuity (typically 10 to 15 years), we would incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits, or potentially result in losses on these products.

Withdrawal Rates

Withdrawal rates for our individual deferred annuities (including both direct and assumed business) were 5.2% for 2003, 4.6% for 2002 and 7.2% for 2001.

Interest Crediting and Participating Dividend Policy

We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We examine earnings on assets by portfolio. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. Average credited rates on our direct annuity contracts were 4.71% in 2003, 5.45% in 2002 and 5.83% in 2001. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.50% to 5.50%, with a weighted average guaranteed crediting rate of 3.35% at December 31, 2003. The following table sets forth account values of individual deferred annuities broken out by the excess of current interest crediting rates over guaranteed rates at December 31, 2003.

Account Value at December 31, 2003
(Dollars in thousands)
At guaranteed rate	$66,010
Between guaranteed rate and 50 basis points	274,172
Between 50 basis points and 100 basis points	38,352
Greater than 100 basis points	798,493

Total	$1,177,027

We do not have the ability to adjust interest-crediting rates or other non-guaranteed elements of the underlying business assumed through coinsurance agreements. While we are precluded from directly controlling these rates, we do have a representative on American Equity’s Board of Directors. Average credited rates on fixed rate annuities assumed, including bonus interest, were 5.81% in 2003, 7.10% in 2002 and 5.55% in 2001. Average credited rates on fixed rate annuities assumed, excluding bonus interest, were 4.10% in 2003, 4.68% in 2002 and 5.16% in 2001.

Most of the fixed annuity contracts assumed through coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 3.00% to 4.00%, with a weighted average guaranteed crediting rate of 3.03% at December 31, 2003. Beginning in 2004, certain products are being issued with a minimum guaranteed crediting rate of 2.25%. For contracts assumed from NTL, these guaranteed rates range from 3.00% to 3.50%, with a weighted average guaranteed crediting rate of 3.22% at December 31, 2003. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for individual deferred annuity business assumed at December 31, 2003.

Account Value at December 31, 2003
(Dollars in thousands)
At guaranteed rate	$49,684
Between guaranteed rate and 50 basis points	1,865,473
Between 50 basis points and 100 basis points	2,185
Greater than 100 basis points	110,134

Total	$2,027,476

The following table sets forth in force information for our traditional annuity segment:

	As of December 31,
	2003	2002	2001
	(Dollars in thousands)
Number of direct contracts	52,190	49,437	47,002
Interest sensitive reserves	$2,288,099	$1,876,486	$1,507,579
Index annuity reserves	1,342,001	910,106	311,556
Other insurance reserves	356,586	325,305	259,051

Traditional and Universal Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force in our Farm Bureau marketing territory. In addition, we assume a block of inforce traditional and universal life insurance from NTL. The traditional and universal life insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

The following table sets forth our traditional and universal life insurance premiums collected for the years indicated:

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Universal life:
First year	$1,968	$1,903	$1,806	$2,010	$2,747
Renewal	39,067	39,277	40,101	39,374	40,978

Total	41,035	41,180	41,907	41,384	43,725
Participating whole life:
First year	16,020	10,196	5,871	2,616	3,003
Renewal	78,912	76,906	76,493	61,083	61,881

Total	94,932	87,102	82,364	63,699	64,884
Term life and other:
First year	6,270	7,578	7,087	4,930	4,282
Renewal	34,403	31,129	28,666	19,394	18,122

Total	40,673	38,707	35,753	24,324	22,404

Total traditional and universal life	176,640	166,989	160,024	129,407	131,013
Reinsurance assumed – NTL	15,173	16,039	11,482	—	—
Reinsurance ceded	(11,714)	(9,064)	(7,822)	(3,547)	(4,184)

Total traditional and universal life, net of reinsurance	$180,099	$173,964	$163,684	$125,860	$126,829

Collected traditional and universal life insurance premiums during 2001 increased $26.0 million as a result of the acquisition of Kansas Farm Bureau Life. The coinsurance of in force business from NTL on May 1, 2001 is excluded from the above table. At the inception of this coinsurance agreement, related traditional and universal life insurance reserves totaled $209.1 million. For our direct traditional and universal life premiums collected in our Farm Bureau market territory, premiums collected in 2003 are concentrated in the following states: Iowa (25%), Kansas (18%) and Oklahoma (13%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 43% of direct receipts from policyholders during 2003 and represented 15% of life insurance in force at December 31, 2003.

We also market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. For a portion of our business, we may change the premium scales at any time but may not increase rates above guaranteed levels. In the past, we sold participating term insurance, but this product has been discontinued.

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

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 15 underwriters who have an average of 19 years of experience in the insurance industry. Our underwriters review each applicant’s written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 18 and older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Any tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Lapse Rates

Our lapse rate has historically been less than industry averages. A summary of our individual life insurance lapse rates (for our direct traditional, universal life and variable life insurance products), compared to industry averages, is outlined in the following table:

	Lapse rates for the year ended December 31,
	2003		2002	2001	2000	1999
Our life insurance lapse rates	7.3%		7.2%	6.4%	7.9%	8.1%
Industry life insurance lapse rates (A)	(B	)	8.6	7.7	8.7	8.2

(A)	Source: Best’s Aggregates and Averages
(B)	The industry lapse rate for 2003 is not available as of the filing date of this Form 10-K.

Reinsurance

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of participating whole life and universal life products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. New sales of term life products are reinsured on a first dollar quota share basis and do not require the reinsurer’s prior approval within certain guidelines. These treaties are automatically renewed and nonterminable for the first 10 years with regard to cessions already made and are terminable after 90 days with regard to future cessions. After 10 years, we have the right to recapture previously ceded business up to the level of current cessions.

Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life after June 30, 1999 is $1,100,000. For business issued prior to July 1, 1999, the maximum retention is generally limited to $600,000. However, we are exercising our recapture rights to increase retention to current levels after this business is 10 years old. Indemnity reinsurance does not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by us has failed to pay any material policy claims (either individually or in the aggregate) with respect to our ceded business. We continually monitor the financial strength of our reinsurers. If for any reason reinsurance coverages would need to be replaced, we believe that replacement coverages from financially responsible reinsurers would be available.

Interest Crediting and Participating Dividend Policy

The interest crediting and participating dividend policies for our traditional and universal life insurance products are the same as for our traditional annuity products. See “Interest Crediting and Participating Dividend Policy” under the traditional annuity segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 5.06% in 2003, 5.58% in 2002 and 5.90% in 2001. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.96% at December 31, 2003. The following table sets forth account values of interest sensitive life products broken out by the excess of current interest crediting rates over guaranteed rates at December 31, 2003.

Account Value at December 31, 2003
(Dollars in thousands)
At guaranteed rate	$—
Between guaranteed rate and 50 basis points	311,598
Between 50 basis points and 100 basis points	75,342
Greater than 100 basis points	218,393

Total	$605,333

All of the universal life contracts assumed from NTL have a guaranteed minimum crediting rate of 4.00% at December 31, 2003. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for interest sensitive life business assumed from NTL at December 31, 2003.

Account Value at December 31, 2003
(Dollars in thousands)
At guaranteed rate	$1,044
Between guaranteed rate and 50 basis points	8,220
Between 50 basis points and 100 basis points	127,923
Greater than 100 basis points	18,737

Total	$155,924

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

The following table sets forth in force information for our traditional and universal life insurance segment:

	As of December 31,
	2003	2002	2001
	(Dollars in thousands, except face amounts in millions)
Number of direct policies - traditional life	325,240	322,732	320,232
Number of direct policies - universal life	60,439	62,094	63,666
Direct face amounts - traditional life	$20,427	$18,570	$16,730
Direct face amounts - universal life	4,787	4,844	4,916
Interest sensitive reserves	761,452	750,195	730,698
Other insurance reserves	1,265,054	1,202,930	1,161,372

Variable Segment

We sell several variable products through our exclusive Farm Bureau agency force in our 15 state marketing territory. In addition, we receive variable business through our unique EquiTrust variable product alliances. The variable segment consists of variable universal life insurance and variable annuity contracts. These products are similar to universal life insurance and traditional annuity contracts, except the contract holder has the option to direct the cash value of the contract to a wide range of investment sub-accounts, thereby passing the investment risk to the contract holder. The following table sets forth our variable premiums collected for the years indicated:

	For the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Variable annuities:
Farm Bureau distribution:
First year	$32,567	$52,138	$34,481	$30,916	$26,034
Renewal	16,182	11,769	8,861	6,763	5,135
Internal rollover	1,503	4,440	4,592	14,989	7,097

Total	50,252	68,347	47,934	52,668	38,266
EquiTrust distribution:
First year (1)	15,850	10,896	10,319	21,710	8,888
Renewal (1)	2,399	1,808	1,084	318	—

Total	18,249	12,704	11,403	22,028	8,888

Total variable annuities	68,501	81,051	59,337	74,696	47,154
Variable universal life:
Farm Bureau distribution:
First year	4,721	8,892	13,186	14,594	13,385
Renewal	42,776	41,009	37,208	32,077	27,399
Internal rollover	1,439	2,512	5,616	10,024	10,052

Total	48,936	52,413	56,010	56,695	50,836
EquiTrust distribution:
First year (1)	773	722	1,272	1,462	1,468
Renewal (1)	1,078	836	464	216	—

Total	1,851	1,558	1,736	1,678	1,468

Total variable universal life	50,787	53,971	57,746	58,373	52,304

Total variable	119,288	135,022	117,083	133,069	99,458
Reinsurance ceded	(754)	(749)	(746)	(727)	(657)

Total variable, net of reinsurance	$118,534	$134,273	$116,337	$132,342	$98,801

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Variable premiums collected decreased in 2003 due principally to a decrease in sales by our Farm Bureau distribution force. We believe this decrease is due to an emphasis by our agents on the sale of traditional products caused by the negative returns in the equity markets in 2000, 2001 and 2002. Variable sales tend to vary with the performance of the equity markets. Of the total variable premiums collected, collected premiums for 2003 are concentrated in the following states: Iowa (40%), Minnesota (12%) and Nebraska (8%).

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

Our variable annuity products have a guaranteed minimum death benefit rider. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, which makes up the majority of our variable annuity account balance, the guaranteed minimum death benefit is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and issued or assumed by EquiTrust generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date. Our exposure to guaranteed minimum death benefits, the amount considered in the money, is $14.2 million at December 31, 2003. We use a yearly renewable term reserving approach to accrue for this benefit. The related reserve recorded at December 31, 2003 totaled $0.3 million. We do not issue variable annuity contracts with guaranteed living benefit riders that guarantee items such as a minimum withdrawal benefit, a minimum account balance or a minimum income benefit.

Underwriting and Reinsurance

Our underwriting standards and reinsurance programs for our variable life products are the same as our standards and programs for our traditional and universal life insurance products. See “Underwriting” and “Reinsurance” under the traditional and universal life insurance segment discussion.

The following table sets forth in force information for our variable segment:

	As of December 31,
	2003	2002	2001
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts - variable annuity	18,350	17,092	14,517
Number of direct policies - variable universal life	67,512	68,650	67,367
Direct face amounts - variable universal life	$7,212	$7,082	$6,798
Separate account assets	463,772	347,717	356,448
Interest sensitive reserves	203,317	172,075	129,254
Other insurance reserves	20,785	19,744	20,025

Corporate and Other Segment

The Corporate and Other segment includes (i) advisory services for the management of investments and companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and (iii) leasing services, primarily with affiliates. Prior to 2002, the Corporate and Other Segment included two small blocks of individual disability income business. This business has been reinsured to an unaffiliated insurer. We have exited this business to focus on our life insurance and annuity product lines.

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

The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal (Money Market Portfolio); and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2003 totaled $473.5 million.

EquiTrust Investment Management Services, Inc. (the Advisor), a subsidiary, receives an annual management fee based on the average daily net assets of each EquiTrust Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Variable Insurance Series Fund. In addition, the Advisor receives a 0.05% accounting fee. Through December 1, 2003, the Advisor also served as distributor and principal underwriter for the EquiTrust Funds. The Advisor received from the Series Fund a 0.50% annual distribution services fee, a 0.25% annual administration services fee, and received directly any contingent deferred sales charge paid on the early redemption of shares. Effective December 1, 2003, EquiTrust Marketing Services, LLC (EquiTrust Marketing), a subsidiary, began serving as distributor and principal underwriter for the EquiTrust Funds. EquiTrust Marketing now receives the annual distribution services fee, the annual administration services fee and the contingent deferred sales charges. EquiTrust Marketing also serves as the principal dealer for the Series Fund and receives commissions and fees.

Our variable products include sub-accounts that invest in funds managed by outside investment advisors in addition to our proprietary funds. We receive an administrative service fee from the outside investment advisors ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (7 sub-accounts), Dreyfus Corporation (6 sub-accounts), T. Rowe Price Associates, Inc. (5 sub-accounts), Franklin Advisers, Inc. (6 sub-accounts), Summit Investment Partners, Inc. (3 sub-accounts), American Century Investment Management Services, Inc. (2 sub-accounts), and JP Morgan Investment Management Inc. (2 sub-accounts).

We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $17.0 million at December 31, 2003.

Beginning in 2002, the Advisor has waived the management, transfer agent and certain other fees charged to the Money Market Portfolio and Money Market Fund in response to a low market interest rate environment.

EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest.

Ratings and Competition

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life is rated “A+(Superior)” by A.M. Best, A.M. Best’s second highest rating of 13 ratings assigned to solvent insurance companies, which currently range from “A++(Superior)” to “D(Poor).” Farm Bureau Life has maintained its existing “A+(Superior)” rating since A.M. Best first began using this rating methodology. EquiTrust is rated “A(Excellent)” by A.M. Best. Both Farm Bureau Life and EquiTrust Life are rated “A(Strong)” by Standard & Poor’s, whose financial strength ratings for solvent insurance companies range from “AAA(Extremely Strong)” to “CC(Extremely Weak).” A.M. Best and Standard & Poor’s ratings consider claims paying ability and are not a rating of investment worthiness.

We operate in a highly competitive industry. The operating results of companies in the insurance industry have been historically subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies and other factors. We believe our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to maintain high ratings from A.M. Best and Standard & Poor’s. In connection with the development and sale of our products, we encounter significant competition from other insurance companies, and other financial institutions, such as banks and broker/dealers, many of which have financial resources substantially greater than ours.

Regulation

Our insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. This regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, mutual funds, investment advisor and certain licensed broker/dealers and agents are also subject to regulation by the Securities and Exchange Commission, the NASD and state agencies.

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

Employees

At February 1, 2004, we had approximately 1,920 employees. Many employees and the executive officers also provide services to Farm Bureau Mutual and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.

ITEM 2.	PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. The property leased currently consists of approximately 183,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We also lease 21,000 square feet of an office building in Manhattan, Kansas under an annually renewable operating lease. The office space used in these buildings is shared with affiliates and the square feet disclosed is the amount of space allocated to us. The amount of space allocated to us is determined annually. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to lawsuits arising in the normal course of business. We believe the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock for each quarter of 2003 and 2002.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2003
High	$20.21	$20.90	$26.10	$26.70
Low	18.43	19.40	20.15	23.00

Dividends declared and paid	$0.10	$0.10	$0.10	$0.10

2002
High	$19.00	$22.15	$22.30	$20.90
Low	15.95	18.50	16.00	15.20

Dividends declared and paid	$0.10	$0.10	$0.10	$0.10

There is no established public trading market for our Class B common stock. As of February 1, 2004, there were approximately 3,500 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in “street name”), and 24 holders of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2004 will be $0.10 per common share.

For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” and Notes 1 and 13 to the consolidated financial statements.

Equity Compensation Plan Information

The following table provides information about our Class A common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of December 31, 2003. These plans include a stock option plan and a director compensation plan. Details regarding these plans can be found in Notes 1 and 9 to the consolidated financial statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders:
Stock option plan	2,035,215	$15.70	4,947,948
Director’s deferred compensation plan	21,719		28,281

Total	2,056,934		4,976,229

Equity compensation plans not approved by shareholders:	None	None	None

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (1)

	As of or for the year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive product charges	$83,944	$78,475	$70,492	$59,780	$55,363
Traditional life insurance premiums	129,190	121,999	114,998	83,830	82,569
Accident and health premiums	566	493	3,044	9,654	13,361
Net investment income	395,881	348,359	285,087	221,369	225,820
Derivative income (loss)	17,078	(10,418)	100	—	—
Realized losses on investments	(2,008)	(14,879)	(15,878)	(25,960)	(2,342)
Total revenues	641,545	541,115	474,590	367,618	394,986

Income from continuing operations	65,945	50,668	40,401	38,747	54,325
Cumulative effect of change in accounting for derivative instruments	—	—	344	—	—
Income/gain from discontinued operations	—	—	—	600	1,385
Net income	65,945	50,668	40,745	39,347	55,710
Net income applicable to common stock	63,648	46,331	36,543	39,197	55,560
Per common share:
Income from continuing operations	2.27	1.68	1.32	1.27	1.68
Income from continuing operations – assuming dilution	2.23	1.64	1.30	1.25	1.65
Earnings	2.27	1.68	1.33	1.29	1.72
Earnings – assuming dilution	2.23	1.64	1.31	1.27	1.69
Cash dividends	0.40	0.40	0.40	0.36	0.33
Weighted average common shares outstanding – assuming dilution	28,548,882	28,168,508	27,867,140	30,799,891	32,829,972
Consolidated Balance Sheet Data
Total investments	$6,341,701	$5,387,369	$4,300,856	$2,870,659	$2,950,200
Assets held in separate accounts	463,772	347,717	356,448	327,407	256,028
Total assets	7,949,070	6,799,449	5,629,189	3,704,046	3,662,331
Long-term debt (2)	140,200	—	40,000	40,000	40,000
Total liabilities	7,201,082	5,955,362	4,883,574	3,130,101	3,060,178
Company-obligated mandatorily redeemable preferred stock of subsidiary trust (2)	—	97,000	97,000	97,000	97,000
Series C redeemable preferred stock (2)	—	85,514	82,691	—	—
Total stockholders’ equity (3)	747,827	661,363	565,793	476,803	505,008
Book value per common share	26.42	23.71	20.53	17.35	15.94
Other Data (Unaudited)
Statutory capital and surplus (4)	465,164	391,762	378,226	311,901	301,542
Net statutory premiums collected (5)	1,180,681	1,349,378	672,097	312,854	291,281
Life insurance in force, net	28,398,518	27,131,474	27,456,025	20,544,870	19,198,748

Notes to Selected Consolidated Financial Data

(1)	Amounts for 2001, 2002 and 2003 are impacted by the acquisition of Kansas Farm Bureau Life Insurance Company, Inc. effective January 1, 2001 and the assumption of business through two coinsurance transactions during 2001.

(2)	See Note 1 to the consolidated financial statements for an explanation of the impact of accounting changes on long-term debt, company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock as of December 31, 2003.

(3)	Amounts are impacted by unrealized gains (losses) on investments, net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserves, totaling $121.6 million in 2003, $95.1 million in 2002, $39.4 million in 2001, ($22.4) million in 2000 and ($49.9) million in 1999.

(4)	Statutory data has been derived from the annual statements of our insurance subsidiaries, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(5)	Net statutory premiums include premiums collected from annuities and universal life-type products. These premiums are not reported as revenues in accordance with accounting principles generally accepted in the United States. Amounts include premiums assumed from two insurance companies totaling $653.1 million in 2003, $842.7 million in 2002 and $281.8 million in 2001. Amounts also include internal rollover premiums to variable universal life or variable annuity contracts totaling $2.9 million in 2003, $7.0 million in 2002, $10.2 million in 2001, $25.0 million in 2000 and $17.1 million in 1999.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Profitability

We sell individual life insurance and annuity products principally through an exclusive distribution force consisting of 1,928 Farm Bureau agents and managers in the Midwestern and Western sections of the United States. Variable universal life and variable annuity products are also marketed in other states through alliances with other insurance companies and a regional broker/dealer. During 2003, we expanded our distribution and began marketing individual annuity products through independent agents and brokers. In addition to writing direct insurance business, we assume through a coinsurance agreement a percentage of certain annuity business written by American Equity Investment Life Insurance Company (American Equity). Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty insurance companies.

Our profitability is primarily a factor of the following:

•	The volume of our life insurance and annuity business in force, which is driven by the level of our sales, the volume of business assumed through coinsurance agreements and the persistency of the business written.

•	The amount of spread (excess of net investment income earned over interest credited) we earn on contract holders’ general account balances.

•	The amount of fees we earn on contract holders’ separate account balances.

•	Our ability to price our life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, investment results and our ability to maintain expenses in accordance with pricing assumptions drive our margins on the life products. We have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

•	Our ability to manage our investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.

•	Our ability to manage the level of our operating expenses.

Significant Accounting Policies and Estimates

The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting polices, see Note 1 to our consolidated financial statements.

In accordance with accounting principles generally accepted in the United States (GAAP), premiums and considerations received for interest sensitive and index products such as ordinary annuities and universal life insurance are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. For index annuities, proceeds from call options are earned from a portion of the funds deposited, which are passed through to the contract holders in the form of index credits. Index credits and interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs, are capitalized and amortized into expense. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For participating traditional life insurance, interest sensitive and index products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.

As described in more detail in Note 1 to our consolidated financial statements, we have recently adopted newly issued accounting rules that require the following accounting changes:

•	Beginning July 1, 2003, embedded derivatives relating to the purchase of securities under terms that do not meet the regular-way security trade exception are identified and accounted for at fair value.*

•	Beginning July 1, 2003, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C preferred stock are classified as debt and related dividend payments are classified as interest expense.

•	Beginning October 1, 2003, embedded derivatives in our modified coinsurance contracts are identified and accounted for at fair value.*

•	Effective December 31, 2003, we deconsolidated the trust that issued the company-obligated mandatorily redeemable preferred stock. The effect of this deconsolidation is to replace the obligations of the trust to the preferred security holders with our subordinated debt obligation to the trust.

•	Effective January 1, 2002, we discontinued the amortization of goodwill.

•	Effective January 1, 2001, derivatives are recorded at fair value and the recording of the change in fair value is dependent on the use of the derivative and whether it qualifies for hedge accounting.

*	We do not believe the impact on our consolidated financial statements of adopting this standard was material.

In addition, effective January 1, 2003, we changed our method of accounting for stock option expense by adopting a method which recognizes compensation expense over the vesting period.

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

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Fixed maturities –available for sale	We estimate the fair values of securities that are not actively traded.	Fair values are principally estimated using a matrix calculation assuming a spread over U. S. Treasury bonds. The spread is based on current interest rates, risk assessment of the bonds and the current market environment.	We believe that reasonable changes in the interest spread, ranging from 20 basis points to 100 basis points, depending upon credit quality, would produce a total value ranging from $256.9 million to $271.4 million, as compared to the recorded amount of $261.2 million. Unrealized gains and losses on these securities are recorded directly in stockholders’ equity, net of offsets, as a component of accumulated other comprehensive income or loss.

Fixed maturities – available for sale and equity securities	We are required to exercise judgement to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.	We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value and other key economic measures. We also evaluate our ability and intent to hold the security.	At December 31, 2003, we had 138 fixed maturity and equity securities with gross unrealized losses totaling $36.0 million. Included in the gross unrealized losses are losses attributable to both movement in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition – Investments” section that follows. Net income would have been reduced by approximately $14.7 million if all these securities were deemed to be other than temporarily impaired on December 31, 2003.

Deferred policy acquisition costs

Amortization of deferred policy acquisition costs for participating life insurance and interest sensitive and index products is dependent upon estimates of current and future gross profits or margins on this business. Key assumptions used include the following:

•      yield on investments supporting the liabilities,

•      amount of interest or dividends credited to the policies,

•      amount of policy fees and charges,

•      amount of expenses necessary to maintain the policies, and

•      amount of death and surrender benefits and the length of time the policies will stay in force.

		These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.	Amortization of deferred policy acquisition costs for participating life insurance and interest sensitive and index products is expected to total $48.7 million for 2004, excluding the impact of new production in 2004. A 10 percent increase in estimated gross profits for 2004 would result in $4.1 million of additional amortization expense. Correspondingly, a 10 percent decrease in estimated gross profits would result in $4.1 million of decreased amortization expense.

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Future policy benefits

Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates, and dividend crediting rates.

The development of reserves for future policy benefits for index annuities requires the valuation of the embedded derivatives relating to the contract holder’s right to participate in one or more market indices. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indices, risk free interest rates, market returns and the expected lives of the contracts.

		These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant. For index annuities, these assumptions are revised at each balance sheet date.	Due to the number of independent variables inherent in the calculation of traditional life insurance reserves and reserves for the embedded derivatives in index annuities, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Other assets/liabilities	The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2003 totaled $5.5 million.	We have assumed the expected long-term rate of return on plan assets will be 7.00%, which is approximately equal to the rate earned historically. In estimating the discount rate (6.75% for 2003), we based it on the rate of return currently available on high quality, fixed-income investments.	A 50 basis point decrease in the expected return on assets would result in a $0.3 million increase in pension expense. A 50 basis point decrease in the assumed discount rate would result in a $0.3 million increase in pension expense. A 50 basis point increase in these rates would result in a decrease to expense in approximately the same amount noted above.

Significant Transactions Impacting the Comparability of Results

During 2001, we entered into a coinsurance agreement with American Equity whereby we assumed 70% of certain fixed and index annuity business written from August 1, 2001 to December 31, 2001. The agreement also provides for us to assume 40% of certain new annuity business written during 2002 and 2003. This agreement was accounted for as the reinsurance of an in force block of business as of October 1, 2001, and the regular coinsurance of the business written thereafter. Accordingly, our consolidated statements of income include revenues and expenses pertaining to this business for 2003, 2002 and the fourth quarter of 2001. Reserves transferred to us in connection with the assumption of the in force block of business totaled $138.7 million. Collected premiums assumed as a result of this agreement totaled $649.5 million in 2003, $837.9 million in 2002 and $280.0 million in the fourth quarter of 2001.

Our initial coinsurance agreement with American Equity expired effective December 31, 2003. Effective January 1, 2004, we reached an agreement to continue our coinsurance relationship under which we will assume 20% of selected fixed and index annuities with a limit, or cap, on annual premiums assumed. The cap will become effective at the end of any month in which the annual premiums assumed for the year exceed $500.0 million. The agreement will renew automatically every two years unless terminated by either party.

Effective May 1, 2001, we entered into a coinsurance agreement with EMC National Life Company (NTL), formerly known as National Travelers Life Company, whereby we assumed 90% of NTL’s traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL’s traditional life, universal life and annuity business issued on an ongoing basis. Assets acquired on May 1, 2001 in connection with this transaction totaled $337.2 million. Effective October 1, 2003, our coinsurance agreement with NTL was amended so that we now assume 90% of NTL’s traditional life, universal life and annuity business inforce as of December 31, 2002, with no assumption of new business on an ongoing basis. Collected premiums assumed as a result of this agreement totaled $18.7 million for 2003, $20.8 million for 2002 and $13.3 million for 2001.

The American Equity and NTL coinsurance agreements are collectively referred to as “the coinsurance agreements.”

Results of Operations for the Three Years Ended December 31, 2003

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)

Net income	$65,945	$50,668	$40,745
Less dividends on Series B and C preferred stock	(2,297)	(4,337)	(4,202)

Net income applicable to common stock	$63,648	$46,331	$36,543

Earnings per common share	$2.27	$1.68	$1.33

Earnings per common share – assuming dilution	$2.23	$1.64	$1.31

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional annuity	$228,412	$198,024	$106,952
Traditional and universal life insurance	164,926	157,925	152,202
Variable annuity and variable universal life, net of rollovers (1)	115,592	127,321	106,129
Reinsurance assumed and other	671,751	866,108	306,814

Total	$1,180,681	$1,349,378	$672,097

Direct life insurance in force, end of year (in millions)	$32,426	$30,496	$28,444
Life insurance lapse rates	7.3%	7.2%	6.4%
Individual traditional annuity withdrawal rates	5.2%	4.6%	7.2%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Net income applicable to common stock increased 37.4% in 2003 to $63.6 million and increased 26.8% in 2002 to $46.3 million. The increases in net income are primarily due to decreases in realized losses on investments and an increase in our volume of annuity business and life insurance in force. The increase in the amount of business in force is driven by strong sales from our core distribution agency force and premiums assumed from American Equity. The increases in 2002 are also attributable to the inclusion of a full year of business from the coinsurance agreements. Net income in 2003 also increased due to increases in equity income and fee income from bond calls and mortgage loan prepayments. Furthermore, results in 2002 benefited from an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions.

The spreads earned on our universal life and individual traditional annuity products are as follows:

	Year ended December 31,
	2003	2002	2001
Weighted average yield on invested assets	6.96%	7.32%	7.74%
Weighted average interest crediting rate/index cost	4.39%	5.30%	5.69%

Spread	2.57%	2.02%	2.05%

The weighted average yield on invested assets represents the yield on those investments backing the universal life and individual traditional annuity products net of investment expenses. The weighted average crediting rate/index cost and spread are computed without the impact of first year bonuses paid to certain contract holders. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits through the purchase of options and minimum guaranteed interest credited on the index business. See the “Segment Information” section that follows for a discussion of our spreads.

Premiums and product charges are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$83,944	$78,475	$70,492
Traditional life insurance premiums	129,190	121,999	114,998
Accident and health premiums	566	493	3,044

Total	$213,700	$200,967	$188,534

Premiums and product charges increased 6.3% in 2003 to $213.7 million and 6.6% in 2002 to $201.0 million. Revenues from the coinsurance agreements included interest sensitive and index product charges totaling $15.9 million in 2003, $11.9 million in 2002 and $6.9 million in 2001 and traditional life insurance premiums totaling $5.0 million in 2003, $5.1 million in 2002 and $3.8 million in 2001. Cost of insurance charges, which are included in interest sensitive and index product charges, increased in 2003 and 2002 primarily as a result of an increase in the volume and age of business in force. Accident and health premiums decreased in 2001 as a result of a 100% coinsurance agreement to reinsure our individual long-term disability income business effective September 1, 2001.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 13.6% in 2003 to $395.9 million and increased 22.2% in 2002 to $348.4 million. These increases are due to an increase in average invested assets of 20.3% to $5,828.5 million (based on securities at amortized cost) in 2003 compared to $4,845.3 million in 2002 and $3,850.2 million in 2001. The increases in average invested assets in 2003 and 2002 are due principally to net premium inflows from our American Equity coinsurance agreement and core distribution agency force. The annualized yield earned on average invested assets was 6.79% in 2003, 7.19% in 2002 and 7.40% in 2001. Market conditions in 2003, 2002 and 2001 decreased our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. However, in 2003, an increase in fee income from bond calls and mortgage loan prepayments partially offset the impact of these market conditions. Fee income from mortgage loan prepayments and bond calls totaled $9.6 million in 2003, $1.8 million in 2002 and $4.8 million in 2001. Net investment income includes $3.3 million in 2003, $4.0 million in 2002 and $0.6 million in 2001 representing an acceleration of net discount accretion on mortgage and asset-backed securities resulting from increasing prepayment speed assumptions during the respective periods. The amount of bond call and prepayment fee income we earn typically increases with a decrease in market interest rates as more bonds and mortgage loans are prepaid before their contractual maturity. See “Financial Condition - Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) is as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:

Gains received at expiration or upon early termination	$21,807	$3,755	$—
Change in the difference between fair value and remaining option cost at beginning and end of year	15,646	2,767	2,671
Cost of money for call options	(20,627)	(16,326)	(1,506)

	16,826	(9,804)	1,165
Other	252	(614)	(1,065)

Total derivative income (loss)	$17,078	$(10,418)	$100

The increases in gains received at expiration or termination and in the difference between the fair value of the call options and the remaining option costs for 2003 are caused by the general increase in the underlying equity market indices on which our options are based. For 2003, the S&P 500 Index (upon which the majority of our options are based) increased by 26.4%, compared to a decrease of 23.4% for 2002. The increase in the cost of money for call options is due to growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$16,675	$35,678	$7,414
Losses on sales	(4,772)	(21,217)	(6,488)
Losses due to impairments	(13,911)	(29,340)	(16,804)

Total realized losses on investments	$(2,008)	$(14,879)	$(15,878)

Realized losses on investments decreased 86.5% in 2003 to $2.0 million and decreased 6.3% in 2002 to $14.9 million. Writedowns for other-than-temporary impairments are the result of the issuers of the securities having deteriorating operating trends, alleged corporate fraud, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective years. Approximately $8.5 million of the realized losses in 2002 were from securities issued by or affiliated with WorldCom Inc., including $1.9 million of losses assumed from an investment in WorldCom, Inc. bonds made by a variable alliance partner. Our 2002 losses also include approximately $7.8 million from securities issued by United Air Lines. Approximately $8.4 million of the realized losses in 2001 were from four securities issued by or affiliated with Enron Corporation. The level of realized gains (losses) is subject to fluctuation from year to year depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized losses at December 31, 2003.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the years.

Policy benefits are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Policy benefits:
Interest sensitive and index product benefits	$256,430	$208,578	$169,272
Traditional life insurance and accident and health benefits	75,852	74,728	80,492
Increase in traditional life and accident and health future policy benefits	32,745	33,262	23,680
Distributions to participating policyholders	27,443	29,540	29,564

Total	$392,470	$346,108	$303,008

Policy benefits increased 13.4% in 2003 to $392.5 million and 14.2% in 2002 to $346.1 million. The increases in 2003 and 2002 are due primarily to an increase in volume of annuity business in force, principally as a result of our American Equity coinsurance agreement. Benefits assumed from American Equity include interest sensitive and index product benefits totaling $75.3 million in 2003, $30.8 million in 2002 and $3.6 million in 2001. Partially offsetting the increases in 2003 and 2002 is the impact of reductions in dividend and interest crediting rates on many products made in response to a declining investment portfolio yield. The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products was 4.39% for 2003, 5.30% for 2002 and 5.69% for 2001. The increase in policy benefits in 2003 was also offset by a $1.8 million reduction in reserves relating to a change in valuation methodology for certain traditional life business. The increase in policy benefits in 2002 was also offset by a $1.3 million reduction in reserves relating to the discontinuation of certain group life business and a decrease in accident and health benefits as a result of the 100% coinsurance of our long-term disability income business during 2001. In 2001, we incurred $1.6 million of death benefits for losses from a catastrophe reinsurance pool resulting from the terrorist attacks on September 11, 2001. Policy benefits can tend to fluctuate from period to period as a result of changes in mortality and morbidity experience.

For accounting purposes, the rights of the index annuity contract holders to participate in the performance of the underlying indices is treated as a “series of embedded derivatives” over the lives of the applicable contracts. We are required to estimate the fair value of the embedded derivatives by valuing the “host” (or guaranteed) component of the liabilities and projecting (i) the expected index credits on the next policy anniversary dates and (ii) the net cost of the annual options we will purchase in the future to fund index credits. The change in the value of the embedded derivative primarily results from the change in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” Changes in the value of the embedded derivatives included in the index annuity contracts, which are recorded as a component of interest sensitive and index product benefits, totaled $14.2 million in 2003, $1.0 million in 2002 and $1.2 million in the fourth quarter of 2001. Index credits, which are also recorded as a component of interest sensitive and index product benefits, totaled $20.2 million in 2003 and $4.2 million in 2002. No index credits were recorded in 2001.

Underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,508	$12,379	$11,434
Amortization of deferred policy acquisition costs	48,813	22,666	15,444
Amortization of value of insurance in force acquired	3,140	1,643	3,632
Other underwriting, acquisition and insurance expenses, net of deferrals	69,514	65,761	61,965

Total	$134,975	$102,449	$92,475

Underwriting, acquisition and insurance expenses increased 31.7% in 2003 to $135.0 million and 10.8% in 2002 to $102.4 million. Commissions increased in 2003 and 2002 due to increases in traditional life insurance premiums. Amortization of deferred policy acquisition costs increased due principally to increases in the volume and profitability of business in force. Amortization of deferred policy acquisition costs on our business assumed from American Equity totaled $23.4 million in 2003, $6.9 million in 2002 and less than ($0.1) million in 2001. Amortization of the value of insurance in force acquired decreased in 2002 and increased in 2003 due to the impact of realized losses on investments backing the related policyholder liabilities. The increases in other underwriting, acquisition and insurance expenses are due primarily to increases in salaries and employee benefits and expense allowances on reinsurance assumed. The increases in 2002 are partially offset by a reduction in other underwriting expense due to the discontinuation of the amortization of goodwill and a reduction in expenses as a result of the 100% coinsurance of our long-term disability income business during 2001. Other underwriting expenses for 2001 includes goodwill amortization totaling $0.9 million and is net of a $1.0 million recovery of excess royalty fees paid in prior years for our agreement with the Iowa Farm Bureau Federation to use the “Farm Bureau” and “FB” designations in the state of Iowa.

Expenses relating to the expansion of our EquiTrust distribution through independent agents and brokers, which are included in other underwriting, acquisition and insurance expenses, are expected to increase to approximately $5.8 million for 2004 compared to $0.6 million for 2003. These expenses are for items such as product development, personnel, systems and other infrastructure necessary to develop, market and administer a new portfolio of products.

Pension expense, which is included in other underwriting, acquisition and insurance expenses, is expected to increase to approximately $7.1 million in 2004 from $5.5 million in 2003. This increase is due to several factors including salary increases, the impact of actual investment experience of plan assets and other experience being different than expected and a decrease in the discount rate used to calculate plan liabilities.

Interest expense totaled $5.1 million in 2003 compared to $0.7 million in 2002 and $1.8 million in 2001. The increase for 2003 is due principally to the reclassification of dividends totaling $2.4 million on our company-obligated mandatorily redeemable preferred stock of subsidiary trust and $2.2 million on our Series C preferred stock beginning in the third quarter of 2003 in accordance with the adoption of Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the adoption of Statement No. 150 causes an increase in interest expense and a $2.2 million decrease in pre-tax income and net income, the adoption did not impact net income applicable to common stock or earnings per common share. Interest expense in 2002 decreased due to a lower interest rate on our $40.0 million variable-rate debt. Interest expense is expected to increase in 2004 since Statement No. 150 will be in effect for the entire year.

Income taxes increased 31.6% in 2003 to $31.4 million and 28.5% in 2002 to $23.9 million. The effective tax rate was 33.4% for 2003, 30.1% for 2002 and 29.2% for 2001. The increase in the effective rate for 2003 is primarily due to the increase in pre-tax operating income and the adoption of Statement No. 150 noted above. The effective tax rates were lower than the federal statutory rate of 35% due primarily to the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust, tax-exempt interest and tax-exempt dividend income.

Equity income, net of related income taxes, totaled $5.8 million in 2003, $0.2 million in 2002 and $0.3 million in 2001. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. As a result of our common stock investment in American Equity Investment Life Holding Company (AEHC), the parent company of American Equity, equity income includes $4.4 million in 2003 and $1.4 million in 2002 and 2001, representing our share of its net income. During the fourth quarter of 2003, we discontinued the use of the equity method of accounting for our investment in AEHC due to a decrease in our ownership interest resulting from AEHC’s initial public offering of common stock. Equity income is net of goodwill amortization totaling $0.4 million in 2001. See Note 1 to the consolidated financial statements for a discussion of the accounting for goodwill amortization beginning in 2002.

Given the timing of when financial information from our equity investees is available, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. See the “Other Assets” section following for additional information regarding the composition of our equity investees.

Dividends on Series B and C preferred stock totaled $2.3 million in 2003, $4.3 million in 2002 and $4.2 million in 2001. The decrease in 2003 is due to dividends on our Series C preferred stock totaling $2.2 million being recorded as interest expense beginning in third quarter of 2003 as discussed in “Interest expense” above.

Pending Accounting Change

In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP provides guidance on separate account presentation and valuation, the accounting for sales inducements (including bonus interest) and the classification and valuation of long-duration contract liabilities. We expect to adopt this SOP when it becomes effective in the first quarter of 2004. While we currently comply with most of the guidance presented in this SOP, we will need to change our method of computing reserves for guaranteed minimum death benefits (GMDB) associated with our variable annuities and change our presentation of deferred expenses relating to sales inducements. We have not quantified the impact of adoption on our financial statements; however, the impact is not expected to be material due to our limited exposure to GMDBs. Our exposure to GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $14.2 million at December 31, 2003. Our recorded reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.3 million at December 31, 2003. We currently include bonus interest as a component of deferred policy acquisition costs and the related amortization expense. The amount of bonus interest included as a component of deferred policy acquisition costs totaled $40.8 million at December 31, 2003 and $25.1 million at December 31, 2002.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized gains and losses on investments and cumulative effect of change in accounting principle. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. A reconciliation of net income to pre-tax operating income (loss) and a summary of pre-tax operating income (loss) by segment follows.

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income	$65,945	$50,668	$40,745

Realized losses on investments	2,008	14,879	15,878
Change in amortization of:
Deferred policy acquisition costs	(212)	(867)	(2,297)
Value of insurance in force acquired	122	(1,170)	76
Unearned revenue reserve	(5)	(82)	218
Income tax offset	(670)	(4,467)	(4,856)

Realized losses, net of offsets	1,243	8,293	9,019

Income taxes on operating income	35,214	28,454	23,568

Cumulative effect of change in accounting for derivative instruments	—	—	(344)

Pre-tax operating income	$102,402	$87,415	$72,988

Pre-tax operating income (loss) by segment:
Traditional annuity	$42,742	$29,432	$20,473
Traditional and universal life	54,464	61,033	50,421
Variable	980	(838)	5,547
Corporate and other	4,216	(2,212)	(3,453)

	$102,402	$87,415	$72,988

Included in the following discussion of our segments are details regarding premiums collected by product type and distribution source. Premiums collected is a non-GAAP financial measure for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our agency force.

A discussion of our operating results, by segment, follows.

Traditional Annuity Segment

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$6,068	$1,700	$1,001
Net investment income	235,277	184,969	126,784
Derivative income (loss)	16,259	(9,822)	953

	257,604	176,847	128,738
Benefits and expenses	214,862	147,415	108,265

Pre-tax operating income	$42,742	$29,432	$20,473

Other data
Annuity premiums collected, direct	$228,412	$198,024	$106,952
Annuity premiums collected, assumed	653,103	842,660	281,835
Policy liabilities and accruals, end of year	3,986,686	3,111,897	2,078,186

Individual deferred annuity spread:
Weighted average yield on invested assets	6.89%	7.19%	7.68%
Weighted average interest crediting rate/index cost	4.22%	5.22%	5.65%

Spread	2.67%	1.97%	2.03%

Individual traditional annuity withdrawal rate	5.2%	4.6%	7.2%

Pre-tax operating income for the traditional annuity segment increased 45.2% in 2003 to $42.7 million and 43.8% in 2002 to $29.4 million. Revenues, benefits, expenses and the volume of business in force increased in 2003 and 2002 primarily due to the growth of the American Equity business and increases in sales from our Farm Bureau distribution agency force. Assumed premiums collected from American Equity totaled $649.5 million in 2003, $837.9 million in 2002 and $280.0 million in 2001. Direct premiums collected increased 15.3% in 2003 to $228.4 million and 85.2% in 2002 to $198.0 million. Net investment income includes $8.0 million in 2003, $3.8 million in 2002 and $2.2 million in 2001 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. The increase in derivative income in 2003 is due to gains on the various indices supporting the index annuity products.

The decreases in the weighted average yield on invested assets are the result of the impact of the decline in market interest rates during 2003, 2002 and 2001. We reduced the crediting rates on most of our annuity products in response to this decline in yield. For example, we decreased crediting rates on our primary annuity contract by 65 basis points in 2003 and 40 basis points during 2002 and 2001. Our spread earned in 2003 increased due to the increase in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. In addition, our spread in 2003 benefited from a reduction in the cost of call options during the year. Furthermore, the strong performance of the equity indices during 2003 improved our spread as this results in fewer minimum guaranteed interest amounts being credited to the index contracts.

Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$42,885	$42,859	$39,327
Traditional life insurance premiums and other income	129,190	121,999	114,998
Net investment income	141,034	146,589	141,611
Derivative loss	(88)	(482)	(891)

	313,021	310,965	295,045
Benefits and expenses	258,557	249,932	244,624

Pre-tax operating income	$54,464	$61,033	$50,421

Other data
Life premiums collected, net of reinsurance	$180,099	$173,964	$163,684
Policy liabilities and accruals, end of year	2,026,506	1,953,125	1,892,070
Direct life insurance in force, end of year (in millions)	25,214	23,414	21,646

Interest sensitive life insurance spread:
Weighted average yield on invested assets	7.24%	7.71%	7.87%
Weighted average interest crediting rate	5.00%	5.52%	5.76%

Spread	2.24%	2.19%	2.11%

Life insurance lapse rate	7.8%	7.9%	6.9%

Pre-tax operating income for the traditional and universal life insurance segment decreased 10.8% in 2003 to $54.5 million and increased 21.0% in 2002 to $61.0 million. The decrease in 2003 and increase in 2002 is due primarily to the impact of changes in the assumptions used to calculate deferred policy acquisition costs as discussed under “Significant Accounting Policies and Estimates.” The decrease in 2003 is also attributable to an increase in death benefits. Amortization of deferred policy acquisition costs was decreased $0.4 million in 2003 and $4.2 million in 2002 and increased $1.4 million in 2001 due to changes in the assumptions used to calculate deferred policy acquisition costs. On a consolidated basis, the impact of these assumption changes was largely offset by the impact of assumption changes made in the amortization of deferred policy acquisition costs in the other product segments. Revenues, benefits and expenses for 2003 and 2002 increased due to increases in the volume of business in force and for 2002, the inclusion of a full year of NTL business. Net investment income includes $2.9 million in 2003, $2.0 million in 2002 and $3.1 million in 2001 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. Death benefits totaled $69.4 million in 2003, $65.2 million in 2002 and $62.9 million in 2001. As noted in the discussion of policy benefits above, pre-tax operating income in 2003 benefited from a $1.8 million reduction in reserves relating to a change in the valuation methodology for certain traditional life business. In addition, pre-tax operating income for 2002 benefited from a $1.3 million reserve reduction relating to the discontinuation of certain group life business.

The decreases in the weighted average yield on invested assets are the result of the impact of the decline in market interest rates during 2003, 2002 and 2001. We reduced the dividend and interest crediting rates on our life products in response to this decline in yield. For example, we decreased crediting rates on our primary universal life insurance product 75 basis points in 2003, 30 basis points in 2002 and 25 basis points in 2001. The increases in our spread earned are due partially to the impact of the investment fee income noted above and the timing of the crediting rate changes made on our products.

Variable Segment

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$34,986	$33,834	$30,382
Net investment income	13,483	11,909	10,198
Derivative income	416	—	—
Other income	786	817	829

	49,671	46,560	41,409
Benefits and expenses	48,691	47,398	35,862

Pre-tax operating income (loss)	$980	$(838)	$5,547

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$115,592	$127,321	$106,129
Policy liabilities and accruals, end of year	224,102	191,819	149,279
Separate account assets, end of year	463,772	347,717	356,448
Direct life insurance in force, end of year (in millions)	7,212	7,082	6,798

Pre-tax operating income (loss) for the variable segment totaled $1.0 million in 2003, compared to ($0.8) million in 2002 and $5.5 million in 2001. Revenues increased 6.7% to $49.7 million in 2003 due to an increase in the volume of business in force. The 2002 pre-tax operating loss is primarily attributable to increases in death benefits and amortization of deferred policy acquisition costs. Death benefits in excess of related account values on variable universal life policies increased 1.1% to $9.9 million in 2003 and increased 62.5% to $9.7 million in 2002. Amortization of deferred policy acquisition costs was decreased $0.5 million in 2003, increased $3.7 million in 2002 and decreased $1.5 million in 2001 due to changes in the assumptions used to calculate deferred policy acquisition costs. As noted above, on a consolidated basis the impact of these assumption changes for 2002 and 2001 were largely offset by the impact of assumption changes made in the amortization of deferred policy acquisition costs in the traditional and universal life insurance segment. Expenses were reduced by $1.0 million in 2001 as a result of the recovery of certain royalty fees as discussed above.

The variable segment does not currently contribute significantly to our bottom line due to the fee income structure on these products and the significant administrative costs associated with the sale and processing of this business. Profitability of this line of business is expected to increase as the volume of business grows and the significant fixed costs of administering the business are spread over a larger block of policies.

Corporate and Other Segment

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Accident and health insurance premiums	$566	$493	$3,044
Net investment income	6,087	4,892	6,494
Derivative income (loss)	491	(114)	38
Other income	16,108	16,269	15,918

	23,252	21,540	25,494
Benefits and expenses	25,531	19,032	24,374

	(2,279)	2,508	1,120
Minority interest	(2,441)	(5,050)	(4,963)
Equity income, before tax	8,936	330	390

Pre-tax operating income (loss)	$4,216	$(2,212)	$(3,453)

Pre-tax operating income (loss) for the corporate and other segment totaled $4.2 million in 2003, compared to ($2.2) million in 2002 and ($3.5) million in 2001. The increase in pre-tax operating income in 2003 is primarily due to mortgage prepayment fee income totaling $2.0 million earned in 2003 and fluctuations in equity income as described above. The increase in benefits and expenses and decrease in minority interest in 2003 are due primarily to the reclassification of certain dividends to interest expense in connection with the adoption of Statement No. 150.

See “Interest expense” for additional details regarding this reclassification. The decrease in accident and health insurance premiums and benefits and expenses from 2001 is due to the sale of our long-term disability income business in 2001. This sale decreased the level of operations reflected in the corporate and other segment.

Financial Condition

Investments

Our total investment portfolio increased 17.7% to $6,341.7 million at December 31, 2003 compared to $5,387.4 million at December 31, 2002. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities. In addition, net unrealized appreciation on fixed maturity and equity securities classified as available for sale increased $20.0 million during 2003 to $223.1 million at December 31, 2003 due principally to appreciation of common stock investments and the impact of a decline in market interest rates.

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

Our investment portfolio is summarized in the table below:

	December 31,
	2003		2002		2001
	Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$4,486,519	70.7%	$3,801,914	70.6%	$2,773,290	64.5%
144A private placement	645,917	10.2	556,102	10.3	590,867	13.7
Private placement	260,945	4.1	263,255	4.9	271,993	6.3

Total fixed maturities	5,393,381	85.0	4,621,271	85.8	3,636,150	84.5
Equity securities	66,730	1.1	21,545	0.4	39,733	0.9
Mortgage loans on real estate	632,864	9.9	483,627	9.0	385,307	9.0
Investment real estate:
Acquired for debt	1,359	0.1	2,131	0.1	2,321	0.1
Investment	26,441	0.4	22,900	0.4	17,735	0.4
Policy loans	177,547	2.8	178,997	3.3	181,054	4.2
Other long-term investments	8,048	0.1	6,032	0.1	5,693	0.1
Short-term investments	35,331	0.6	50,866	0.9	32,863	0.8

Total investments	$6,341,701	100.0%	$5,387,369	100.0%	$4,300,856	100.0%

As of December 31, 2003, 94.0% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2003, the investment in non-investment grade debt was 6.0% of fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.4% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of December 31, 2003, is as follows:

	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$646,427	$632,340	$65,236	$14,087	$(694)
Manufacturing	426,346	382,241	33,296	44,105	(1,546)
Mining	134,422	126,755	12,349	7,667	(329)
Retail trade	80,309	64,616	5,769	15,693	(1,087)
Services	65,127	58,725	2,898	6,402	(503)
Transportation	67,990	43,450	5,054	24,540	(1,834)
Public utilities	182,206	145,365	10,773	36,841	(2,201)
Private utilities and related sectors	297,243	263,912	23,136	33,331	(1,430)
Other	84,961	75,268	5,883	9,693	(130)

Total corporate securities	1,985,031	1,792,672	164,394	192,359	(9,754)
Mortgage and asset-backed securities	2,906,738	2,266,902	67,632	639,836	(16,139)
United States Government and agencies	340,118	232,478	8,939	107,640	(8,495)
State, municipal and other governments	161,494	117,656	6,635	43,838	(1,535)

Total	$5,393,381	$4,409,708	$247,600	$983,673	$(35,923)

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S & P) rating equivalents, of fixed maturity securities.

		December 31,
NAIC Designation	Equivalent S&P Ratings (1)	2003		2002		2001
		Carrying Value	Percent	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$3,980,279	73.8%	$3,317,078	71.8%	$2,297,216	63.2%
2	BBB	1,091,915	20.2	1,068,194	23.1	1,141,122	31.4

	Total investment grade	5,072,194	94.0	4,385,272	94.9	3,438,338	94.6
3	BB	215,144	4.0	157,231	3.4	129,748	3.5
4	B	70,657	1.3	49,872	1.0	47,777	1.3
5	CCC, CC, C	24,966	0.5	26,183	0.6	9,582	0.3
6	In or near default	10,420	0.2	2,713	0.1	10,705	0.3

	Total below investment grade	321,187	6.0	235,999	5.1	197,812	5.4

	Total fixed maturities	$5,393,381	100.0%	$4,621,271	100.0%	$3,636,150	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following table sets forth the composition by credit quality of the fixed maturity securities with gross unrealized losses as of December 31, 2003.

NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$803,326	81.6%	$(27,103)	75.5%
2	BBB	114,898	11.7	(3,845)	10.7

	Total investment grade	918,224	93.3	(30,948)	86.2
3	BB	34,017	3.5	(1,873)	5.2
4	B	23,289	2.4	(2,630)	7.3
5	CCC, CC, C	8,088	0.8	(430)	1.2
6	In or near default	55	0.0	(42)	0.1

	Total below investment grade	65,449	6.7	(4,975)	13.8

	Total	$983,673	100.0%	$(35,923)	100.0%

The following table sets forth the number of issuers, amortized cost, unrealized losses and market value of fixed maturity securities in an unrealized loss position as of December 31, 2003, listed by the length of time the securities have been in an unrealized loss position.

	December 31, 2003
	Number of Issuers	Amortized Cost	Unrealized Losses	Estimated Market Value
		(Dollars in thousands)
Three months or less	28	$379,843	$(5,372)	$374,471
Greater than three months to six months	21	272,894	(9,077)	263,817
Greater than six months to nine months	14	180,207	(14,912)	165,295
Greater than nine months to twelve months	8	93,261	(760)	92,501
Greater than twelve months	27	93,391	(5,802)	87,589

Total	98	$1,019,596	$(35,923)	$983,673

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at December 31, 2003, are as follows:

	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$508	$—
Due after one year through five years	16,115	(1,197)
Due after five years through ten years	41,307	(2,438)
Due after ten years	285,907	(16,149)

	343,837	(19,784)
Mortgage and asset-backed securities	639,836	(16,139)

Total	$983,673	$(35,923)

Included in the above table are 136 securities from 80 issuers. Approximately 86.2% of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Investment grade securities are defined as those securities rated a “1” or “2” by the Securities Valuation Office of the National Association of Insurance Commissioners. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 13.8% of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.

We believe the issuers of the securities in an unrealized loss position will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.3 million at December 31, 2003. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $5.9 million at December 31, 2003. The $5.9 million unrealized loss from one issuer relates to 11 different securities that are backed by different pools of residential mortgage loans. All 11 securities are rated investment grade and the largest unrealized loss on any one security totaled $2.1 million at December 31, 2003.

The carrying value and estimated market value of our portfolio of fixed maturity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$65,800	$67,250
Due after one year through five years	370,478	399,612
Due after five years through ten years	530,340	580,072
Due after ten years	1,302,426	1,374,064

	2,269,044	2,420,998
Mortgage and asset-backed securities	2,855,245	2,906,738
Redeemable preferred stocks	57,415	65,645

Total	$5,181,704	$5,393,381

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

At each balance sheet date, we review and update our expectation of future prepayment speeds and the book value of the mortgage and other asset-backed securities purchased at a premium or discount is reset, if needed, to result in a constant effective yield over the life of the security. This effective yield is computed using historical principal payments and expected future principal payment patterns. Any adjustments to book value to derive the constant effective yield, which may include the reversal of premium or discount amounts previously amortized or accrued, are recorded in the current period as a component of net investment income. Accordingly, deviations in actual prepayment speeds from that originally expected or changes in expected prepayment speeds can cause a change in the yield earned on mortgage and asset-backed securities purchased at a premium or discount and may result in adjustments that have a material positive or negative impact on reported results. Increases in prepayment speeds, which typically occur in a decreasing interest rate environment, generally increase the rate at which discount is accrued and premium is amortized into income. Decreases in prepayment speeds, which typically occur in an increasing interest rate environment, generally slow down the rate at which these amounts are recorded into income.

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

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities at December 31, 2003, summarized by type of security.

	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,592,483	$1,611,585	$1,625,897	30.2%
Pass through	250,555	249,800	254,309	4.7
Planned and targeted amortization class	412,047	416,235	411,526	7.6
Other	297,652	299,462	295,023	5.5

Total residential mortgage-backed securities	2,552,737	2,577,082	2,586,755	48.0
Commercial mortgage-backed securities	203,265	200,209	218,348	4.0
Other asset-backed securities	99,243	99,427	101,635	1.9

Total mortgage and asset-backed securities	$2,855,245	$2,876,718	$2,906,738	53.9%

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

At December 31, 2003, we held $66.7 million or 1.1% of invested assets in equity securities. At December 31, 2003, gross unrealized gains totaled $11.5 million and gross unrealized losses totaled $0.1 million on these securities.

At December 31, 2003, we held $632.9 million or 9.9% of invested assets in mortgage loans. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. At December 31, 2003, mortgages more than 60 days delinquent accounted for less than 0.2% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Regions with the largest concentration of our mortgage loan portfolio at December 31, 2003 include: Pacific (23.5%), which includes California and Hawaii; and East North Central (18.0%), which includes Illinois, Indiana, Michigan, Ohio and Wisconsin. Mortgage loans on real estate are also diversified by collateral type with office buildings (40.8%), retail facilities (31.3%) and industrial facilities (26.6%) representing the largest holdings at December 31, 2003.

Other Assets

Cash and cash equivalents totaled $233.9 million at December 31, 2003 and $263.0 million at December 31, 2002. The amount of cash and cash equivalents will fluctuate from period to period depending on many different factors, but is primarily caused by the timing of the settlement of security purchases and sales. Deferred policy acquisition costs increased 21.5% to $569.7 million at December 31, 2003 due to the capitalization of costs incurred with new sales, principally from the American Equity coinsurance agreement. Assets held in separate accounts increased 33.4% to $463.8 million at December 31, 2003 due primarily to appreciation in the value of investments and the transfer of net premiums to the separate accounts. At December 31, 2003, we had total assets of $7,949.1 million, a 16.9% increase from total assets at December 31, 2002.

The securities and indebtedness of related parties line on the consolidated balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
American Equity Investment Life Holding Company (AEHC), common and preferred stock	$—	$31,667
Berthel Fisher and Company and affiliates	4,249	4,059
Investment partnerships (5 in 2003 and 8 in 2002)	1,531	2,340
Real estate investment partnerships (4 in 2003 and 5 in 2002)	11,560	8,268
Mortgage loans and other	6,064	6,047

	23,404	52,381
Proportionate share of net unrealized investment losses of equity investees	(1,558)	(4,096)

Securities and indebtedness of related parties	$21,846	$48,285

Securities and indebtedness of related parties decreased 54.8% to $21.8 million due principally to the classification of our investment in AEHC as of December 31, 2003 to the equity securities line on the consolidated balance sheet. This change in classification is the result of AEHC’s initial public offering as discussed in “Equity income” above. This decrease is partially offset by additional investments in real estate investment partnerships during 2003.

Liabilities and Redeemable Preferred Stock

Policy liabilities and accruals and other policyholders’ funds increased 18.5% to $6,302.1 million at December 31, 2003 primarily due to the increase in the volume of business in force. Other liabilities decreased 8.0% to $135.7 million at December 31, 2003, due primarily to a decrease in payables for security purchases. At December 31, 2003, we had total liabilities of $7,201.1 million, a 20.9% increase from total liabilities at December 31, 2002.

During the third quarter of 2003, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C preferred stock were reclassified to debt ($140.2 million long-term debt and $45.3 million short-term debt) in connection with the adoption of Statement No. 150. Our $40.0 million in short-term debt at December 31, 2002 was restructured during 2003 into a $40.0 million funding agreement, which is included in the policy liabilities and accruals - interest sensitive and index products line on the consolidated balance sheet.

Stockholders’ Equity

Stockholders’ equity increased 13.1%, to $747.8 million at December 31, 2003, compared to $661.4 million at December 31, 2002. This increase is principally attributable to net income for the year and the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by dividends paid.

At December 31, 2003, common stockholders’ equity was $744.8 million, or $26.42 per share, compared to $658.4 million, or $23.71 per share at December 31, 2002. Included in stockholders’ equity per common share is $4.31 at December 31, 2003 and $3.43 at December 31, 2002 attributable to net unrealized investment gains resulting from marking our fixed maturity and equity securities classified as available for sale and interest rate swaps to market value. The change in unrealized appreciation of these securities increased stockholders’ equity $26.4 million during 2003, after related adjustments to deferred policy acquisition costs, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The fixed maturity securities have laddered maturities and a weighted average life of 6.2 years at December 31, 2003 and 6.0 years at December 31, 2002. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

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

For a majority of our traditional insurance products, profitability is significantly affected by the spreads between interest yields on investments and rates credited on insurance liabilities. For variable and index annuities, profitability on the portion of the policyholder’s account balance invested in the fixed general account option, if any, is also affected by the spreads earned. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.

For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 94% of our liabilities at December 31, 2003 and 93% at December 31, 2002. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2003, interest rate guarantees on our direct interest sensitive products ranged from 1.50% to 5.50%, with a weighted average guarantee of 3.57%. The following table sets forth account values of individual deferred annuities and interest sensitive life products, including the general account portion of variable contracts, broken out by the excess of current interest crediting rates over guaranteed rates at December 31, 2003.

Account Value at December 31, 2003
(Dollars in thousands)
At guaranteed rate	$79,085
Between guaranteed rate and 50 basis points	771,322
Between 50 basis points and 100 basis points	118,384
Greater than 100 basis points	1,016,886

Total	$1,985,677

For a substantial portion of business assumed through the coinsurance agreements, the ceding companies have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. While we are precluded from directly controlling these rates, we have a representative on American Equity’s Board of Directors. Most of the traditional annuity and universal life insurance contracts assumed through the coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 3.00% to 4.00%, with a weighted average guaranteed crediting rate of 3.03% at December 31, 2003. For contracts assumed from NTL, these rates range from 2.50% to 4.00% with a weighted average guaranteed crediting rate of 3.68% at December 31, 2003. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for interest sensitive business assumed through the coinsurance agreements at December 31, 2003.

Account Value at December 31, 2003
(Dollars in thousands)
At guaranteed rate	$50,728
Between guaranteed rate and 50 basis points	1,873,693
Between 50 basis points and 100 basis points	130,108
Greater than 100 basis points	128,871

Total	$2,183,400

For the index annuities, we purchase indirectly, through American Equity, call options that are designed to fund the index credits owed to contract holders who elect to participate in one or more market indices. Prior to 2003, the options purchased were intended to fund the full amount of the annual index credits. During 2003, the methodology for purchasing options was changed, allowing for a decrease in the cost of the options. New options purchased are intended to fund the amount of the annual index credits in excess of the minimum guaranteed interest on the contract. In 2003, proceeds from the maturity of call options totaled $20.7 million while related index amounts credited to contract holders’ account balances totaled $20.2 million. Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. American Equity manages the cost of the call options through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at a cumulative annual rate of 3.00%. Profitability on the index annuities in any given year is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability because only one-year call options are purchased to fund the index credits owed to the contract holders at the inception of each contract year. This practice matches well with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the index annuities can fluctuate with changes in assumptions as to the expected cost of the options, which is driven by expectations as to the future volatility of the market indices, risk free interest rates, market returns and the lives of the contracts.

We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive and index products and supplementary contracts without life contingencies:

	Reserve Balance at December 31,
	2003	2002
	(Dollars in thousands)
Direct business:
Surrender charge rate:
Greater than or equal to 5%	$547,215	$443,123
Less than 5%, but still subject to surrender charge	295,433	302,145
Not subject to surrender charge	1,701,820	1,607,153
Not subject to surrender or discretionary withdrawal	199,693	173,279
Business assumed through the coinsurance agreements:
Surrender charge rate:
Greater than or equal to 5%	1,954,841	1,313,861
Less than 5%, but still subject to surrender charge	113,943	106,899
Not subject to surrender charge	127,990	75,730
Not subject to surrender or discretionary withdrawal	7,356	7,718

Total	$4,948,291	$4,029,908

During 2003, we entered into three interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $150.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. For additional discussion of these interest rate swaps, see Note 3 to the consolidated financial statements.

A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed income portfolio was approximately 5.3 at December 31, 2003 and 4.1 at December 31, 2002. The effective duration of the interest sensitive products was approximately 4.6 at December 31, 2003 and 4.4 at December 31, 2002.

If interest rates were to increase 10% from levels at December 31, 2003 and 2002, our fixed maturity securities and short-term investments would decrease approximately $107.8 million at December 31, 2003 and $68.0 million at December 31, 2002, while the value of our interest rate swaps would increase approximately $1.7 million at December 31, 2003. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2003 and 2002, the fair value of our debt and mandatorily redeemable preferred stock would increase $3.2 million at December 31, 2003 and $2.1 million at December 31, 2002.

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

Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2003. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2003, 2002 and 2001. The mortality and expense fee rates range from 0.90% to 1.40% for 2003, 2002 and 2001. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts. In addition, we have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit provisions of our variable annuity contracts. See “Pending Accounting Change” for discussion of this exposure.

Liquidity and Capital Resources

FBL Financial Group, Inc.

Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings and (vi) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing these management services, dividends on outstanding stock and interest on our parent company debt.

In December 2003, we entered into a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings will accrue at a variable rate. Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. In January 2004, we borrowed $46.0 million on this line of credit to fund the partial redemption of our Series C preferred stock which took place on January 2, 2004.

We paid cash dividends on our common and preferred stock totaling $12.6 million in 2003 and 2002 and $12.5 million in 2001. Interest payments on the parent company’s 5% Subordinated Deferrable Interest Notes (the Notes), relating to the company-obligated mandatorily redeemable preferred stock of subsidiary trust, totaled $5.0 million in 2003, 2002 and 2001. It is anticipated that cash dividend requirements for 2004 will be $0.10 per quarter per common and Series C redeemable preferred share and $0.0075 per quarter per Series B redeemable preferred share, or approximately $12.2 million. In addition, interest payments on the Notes are estimated to be $5.0 million for 2004.

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends as long as any Series C redeemable preferred stock is outstanding. Regular cash dividends are defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends. We have also agreed that we will not pay dividends if we are in default of the revolving line of credit agreement described above, or in default of the Subordinated Deferrable Interest Note Agreement with FBL Financial Group Capital Trust.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. On December 31, 2003, Farm Bureau Life transferred the stock of EquiTrust to FBL Financial Group, Inc. through an “extraordinary” dividend, which was approved by the Iowa Insurance Commissioner. As a result, Farm Bureau Life will not be able to distribute dividends to FBL Financial Group, Inc. during 2004 without further regulatory approval. During 2004, the maximum amount legally available for distribution to FBL Financial Group, Inc. from EquiTrust without further regulatory approval is $13.4 million.

FBL Financial Group, Inc. expects to rely on available cash resources, the line of credit and dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its Notes. In addition, it is anticipated that a combination of available cash resources, additional borrowings and dividends from the Life Companies will be used to fund the scheduled second redemption of the Series C preferred stock ($46.3 million) and repayment of borrowings on the line of credit.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 2003, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $12.4 million at December 31, 2003.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in 2003, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $711.2 million in 2003, $1,068.0 million in 2002 and $536.0 million in 2001. The decrease in net cash flows in 2003 is primarily due to a decrease in premiums assumed through the coinsurance agreements. The significant increase in net cash flows in 2002 is due principally to the impact of entering into the coinsurance agreements during 2001. Positive cash flow from operations is generally used to increase the Life Companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from our line of credit, existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2003, included $35.3 million of short-term investments, $233.9 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $1,027.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2003 or 2002.

Contractual Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2003:

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities with scheduled payments (1)	$399,491	$20,125	$77,641	$32,992	$268,733
Subordinated note payable to Capital Trust, including interest payments (2)	149,744	1,213	2,425	2,425	143,681
Redemption of Series C redeemable preferred stock, including interest payments	92,931	45,969	46,962	—	—
Home office operating lease	23,579	2,405	4,811	5,010	11,353
Purchase obligations	44,852	38,507	4,722	1,623	—
Mortgage loan funding	47,380	47,380	—	—	—
Other long-term liabilities	3,675	1,270	1,639	751	15

Total	$761,652	$156,869	$138,200	$42,801	$423,782

(1)	Includes insurance contracts with scheduled payments, primarily supplementary contracts not involving life contingencies. Excludes contracts where timing of payments is unknown because the timing is dependent upon mortality of the contract holder or the contract holder has not yet made a decision regarding the form or timing of payment.
(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.

We are also a party to other operating leases with total payments of approximately $1.7 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.

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

Cautionary Statement Regarding Forward Looking Information

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.

•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.

•	Extraordinary acts of nature or man may result in higher than expected claim activity.

•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risks of Financial Instruments”, for our quantitative and qualitative disclosures about market risk.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for its Series C redeemable preferred stock, the subsidiary trust that issued the company-obligated mandatorily redeemable preferred stock and stock options, in 2002 the Company changed its method of accounting for goodwill and in 2001 the Company changed its method of accounting for derivative instruments.

/s/ Ernst & Young LLP

Des Moines, Iowa

January 30, 2004

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2003	2002
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2003 - $5,181,704; 2002 - $4,417,507)	$5,393,381	$4,621,271
Equity securities – available for sale, at market (cost: 2003 - $55,264; 2002 - $22,196)	66,730	21,545
Mortgage loans on real estate	632,864	483,627
Investment real estate, less allowances for depreciation of $5,529 in 2003 and $4,662 in 2002	27,800	25,031
Policy loans	177,547	178,997
Other long-term investments	8,048	6,032
Short-term investments	35,331	50,866

Total investments	6,341,701	5,387,369

Cash and cash equivalents	233,858	263,011
Securities and indebtedness of related parties	21,846	48,285
Accrued investment income	52,925	53,642
Accounts and notes receivable	—	80
Amounts receivable from affiliates	4,950	3,649
Reinsurance recoverable	116,991	95,455
Deferred policy acquisition costs	569,723	468,793
Value of insurance in force acquired	47,327	48,526
Property and equipment, less allowances for depreciation of $57,090 in 2003 and $51,198 in 2002	36,757	35,115
Current income taxes recoverable	16,761	8,537
Goodwill	11,170	11,170
Other assets	31,289	28,100
Assets held in separate accounts	463,772	347,717

Total assets	$7,949,070	$6,799,449

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	December 31,
	2003	2002
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$4,594,869	$3,708,862
Traditional life insurance and accident and health products	1,132,084	1,096,995
Unearned revenue reserve	29,962	30,504
Other policy claims and benefits	23,336	19,846

	5,780,251	4,856,207
Other policyholders’ funds:
Supplementary contracts without life contingencies	353,422	321,046
Advance premiums and other deposits	154,736	125,614
Accrued dividends	13,658	15,453

	521,816	462,113

Amounts payable to affiliates	145	625
Short-term debt	45,280	40,000
Long-term debt	140,200	—
Deferred income taxes	113,886	101,226
Other liabilities	135,732	147,474
Liabilities related to separate accounts	463,772	347,717

Total liabilities	7,201,082	5,955,362

Minority interest in subsidiaries:
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	97,000
Other	161	210

Series C redeemable preferred stock, $26.8404 par and redemption value per share - authorized 3,752,100 shares, issued and outstanding 3,411,000 shares in 2002	—	85,514

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 26,997,928 shares in 2003 and 26,578,279 shares in 2002	51,609	43,993
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,533
Accumulated other comprehensive income	121,552	95,145
Retained earnings	564,144	511,692

Total stockholders’ equity	747,827	661,363

Total liabilities and stockholders’ equity	$7,949,070	$6,799,449

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Revenues:
Interest sensitive and index product charges	$83,944	$78,475	$70,492
Traditional life insurance premiums	129,190	121,999	114,998
Accident and health premiums	566	493	3,044
Net investment income	395,881	348,359	285,087
Derivative income (loss)	17,078	(10,418)	100
Realized losses on investments	(2,008)	(14,879)	(15,878)
Other income	16,894	17,086	16,747

Total revenues	641,545	541,115	474,590
Benefits and expenses:
Interest sensitive and index product benefits	256,430	208,578	169,272
Traditional life insurance and accident and health benefits	75,852	74,728	80,492
Increase in traditional life and accident and health future policy benefits	32,745	33,262	23,680
Distributions to participating policyholders	27,443	29,540	29,564
Underwriting, acquisition and insurance expenses	134,975	102,449	92,475
Interest expense	5,052	685	1,778
Other expenses	15,054	12,500	13,643

Total benefits and expenses	547,551	461,742	410,904

	93,994	79,373	63,686
Income taxes	(31,417)	(23,869)	(18,576)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(2,425)	(4,850)	(4,850)
Other	(16)	(200)	(113)
Equity income, net of related income taxes	5,809	214	254

Income before cumulative effect of change in accounting principle	65,945	50,668	40,401
Cumulative effect of change in accounting for derivative instruments	—	—	344

Net income	65,945	50,668	40,745
Dividends on Series B and C preferred stock	(2,297)	(4,337)	(4,202)

Net income applicable to common stock	$63,648	$46,331	$36,543

Earnings per common share:
Income before accounting change	$2.27	$1.68	$1.32
Cumulative effect of change in accounting for derivative instruments	—	—	0.01

Earnings per common share	$2.27	$1.68	$1.33

Earnings per common share – assuming dilution:
Income before accounting change	$2.23	$1.64	$1.30
Cumulative effect of change in accounting for derivative instruments	—	—	0.01

Earnings per common share – assuming dilution	$2.23	$1.64	$1.31

Cash dividends per common share	$0.40	$0.40	$0.40

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2001	$3,000	$37,769	$7,563	$(22,445)	$450,916	$476,803
Comprehensive income:
Net income for 2001	—	—	—	—	40,745	40,745
Cumulative effect of change in accounting for derivative instruments	—	—	—	2,406	—	2,406
Change in net unrealized investment gains/losses	—	—	—	59,403	—	59,403

Total comprehensive income						102,554
Purchase of 5,900 shares of common stock	—	(9)	—	—	(85)	(94)
Issuance of 106,465 shares of common stock under compensation and stock option plans, including related income tax benefit	—	1,686	—	—	—	1,686
Dividends on preferred stock	—	—	—	—	(4,202)	(4,202)
Dividends on common stock	—	—	—	—	(10,954)	(10,954)

Balance at December 31, 2001	3,000	39,446	7,563	39,364	476,420	565,793
Comprehensive income:
Net income for 2002	—	—	—	—	50,668	50,668
Change in net unrealized investment gains/losses	—	—	—	55,781	—	55,781

Total comprehensive income						106,449
Issuance of 362,594 shares of common stock under compensation and stock option plans, including related income tax benefit	—	4,726	—	—	—	4,726
Adjustment resulting from capital transactions of equity investee	—	(179)	(30)	—	—	(209)
Dividends on preferred stock	—	—	—	—	(4,337)	(4,337)
Dividends on common stock	—	—	—	—	(11,059)	(11,059)

Balance at December 31, 2002	3,000	43,993	7,533	95,145	511,692	661,363
Comprehensive income:
Net income for 2003	—	—	—	—	65,945	65,945
Change in net unrealized investment gains/losses	—	—	—	26,407	—	26,407

Total comprehensive income						92,352
Issuance of 419,649 shares of common stock under compensation and stock option plans, including related income tax benefit	—	7,690	—	—	—	7,690
Adjustment resulting from capital transactions of equity investee	—	(74)	(11)	—	—	(85)
Dividends on preferred stock	—	—	—	—	(2,297)	(2,297)
Dividends on common stock	—	—	—	—	(11,196)	(11,196)

Balance at December 31, 2003	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net income	$65,945	$50,668	$40,745
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding bonus interest	202,599	174,687	140,648
Change in fair value of embedded derivatives	14,203	1,005	1,153
Charges for mortality and administration	(79,989)	(75,658)	(68,884)
Deferral of unearned revenues	1,264	2,159	2,485
Amortization of unearned revenue reserve	(1,763)	(1,978)	(1,465)
Provision for depreciation and amortization	(12,449)	(626)	18,483
Equity income	(5,809)	(214)	(254)
Realized losses on investments	2,008	14,879	15,878
Increase in traditional life and accident and health benefit accruals, net of reinsurance	32,973	33,262	8,923
Policy acquisition costs deferred	(116,248)	(151,157)	(76,299)
Amortization of deferred policy acquisition costs	48,813	22,666	15,444
Provision for deferred income taxes	(1,608)	11,444	491
Other	(872)	27,626	12,733

Net cash provided by operating activities	149,067	108,763	110,081

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	1,704,603	925,000	548,174
Equity securities – available for sale	6,439	16,540	7,832
Mortgage loans on real estate	78,884	61,155	27,847
Investment real estate	632	500	2,296
Policy loans	37,621	42,352	41,585
Other long-term investments	1,002	715	390
Short-term investments – net	15,514	—	66,374

	1,844,695	1,046,262	694,498
Acquisition of investments:
Fixed maturities – available for sale	(2,442,029)	(1,896,056)	(853,651)
Equity securities – available for sale	(8,339)	(4,069)	(2,144)
Mortgage loans on real estate	(231,472)	(159,444)	(60,599)
Investment real estate	(4,720)	(3,104)	—
Policy loans	(36,171)	(40,295)	(42,155)
Other long-term investments	(525)	(506)	(1,792)
Short-term investments – net	—	(18,003)	—

	(2,723,256)	(2,121,477)	(960,341)
Proceeds from disposal, repayments of advances and other distributions from equity investees	13,071	6,618	5,715
Investments in and advances to equity investees	(13,137)	(50)	(1,151)
Net proceeds from sale of discontinued operations	—	—	2,000
Net cash received in acquisition and coinsurance transaction	—	—	3,202
Net purchases of property and equipment and other	(13,299)	(5,834)	(5,148)

Net cash used in investing activities	(891,926)	(1,074,481)	(261,225)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	$1,117,549	$1,258,029	$700,217
Return of policyholder account balances on interest sensitive and index products	(395,993)	(287,151)	(264,702)
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(2,425)	(4,850)	(4,850)
Other distributions related to minority interests – net	(51)	(184)	(124)
Purchase of common stock	—	—	(94)
Issuance of common stock	6,654	3,999	1,527
Dividends paid	(12,028)	(12,573)	(12,470)

Net cash provided by financing activities	713,706	957,270	419,504

Increase (decrease) in cash and cash equivalents	(29,153)	(8,448)	268,360
Cash and cash equivalents at beginning of year	263,011	271,459	3,099

Cash and cash equivalents at end of year	$233,858	$263,011	$271,459

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,584	$692	$1,730
Income taxes	43,464	20,585	8,126
Non-cash operating activity:
Deferral of bonus interest credited to account balances	19,763	19,079	5,241
Non-cash investing activity:
Transfer of investments from securities and indebtedness of related parties to equity securities	38,312	—	—
Non-cash financing activity:
Redemption of short-term debt through issuance of funding agreement	40,000	—	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). Farm Bureau Life currently markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. Variable universal life insurance and variable annuity contracts are also marketed in these and other states through alliances with other insurance companies and a regional broker/dealer. During 2003, EquiTrust expanded its distribution and began marketing individual annuity products through independent agents and brokers. In addition to writing direct insurance business, EquiTrust assumes through a coinsurance agreement a percentage of certain business written by American Equity Investment Life Insurance Company (American Equity). Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty companies.

Consolidation

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

Accounting Changes

As discussed in the “Stock-Based Compensation” section that follows, effective January 1, 2003, we changed our method of accounting for stock options.

Effective July 1, 2003, we adopted Statement of Financial Accounting Standards (Statement) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 codifies several Derivatives Implementation Group (DIG) issues, including DIG Issue C18, “Scope Exceptions: Shortest Period Criterion for Applying the Regular-Way Security Trades Exception to When-Issued Securities or Other Securities That Do Not Yet Exist.” DIG Issue C18 clarifies the applicability of Statement No. 133 to when-issued securities by holding that the regular-way security trade exception may not be applied to securities which are not settled within the shortest period possible for that security. If settlement does not occur within the shortest period possible, there is deemed to be a forward contract for the purchase of that security which is subject to fair value accounting under Statement No. 133. We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income (loss). The adoption of Statement No. 149 resulted in a $0.4 million decrease to net income for 2003.

Effective July 1, 2003, we also adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Upon adoption of this Statement, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt on our consolidated balance sheet ($140.2 million long-term debt and $45.3 million short-term debt as of December 31, 2003). There were no adjustments to the carrying values of these instruments upon reclassification. Also, in accordance with Statement No. 150, amounts previously classified as dividends on these financial instruments ($4.6 million for the six months ended December 31, 2003) are recorded as interest expense. All changes in classifications made due to the adoption of Statement No. 150 were made on a prospective basis only as reclassification of prior period amounts was not permitted. The adoption of Statement No. 150 resulted in a $2.2 million decrease to net income for 2003. The adoption of Statement No. 150 did not impact net income applicable to common stock or earnings per common share. As discussed below, our company-obligated mandatorily redeemable preferred stock of subsidiary trust was removed from our consolidated financial statements in connection with the deconsolidation of the trust effective December 31, 2003.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective October 1, 2003, we adopted the DIG’s Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, a modified coinsurance agreement where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. This guidance applies to general account investments supporting our variable alliance business. At December 31, 2003, the fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.5 million, and the fair value of the embedded derivatives pertaining to funds withheld on variable business ceded by us was less than $0.1 million. Net income for 2003 was increased by $0.2 million as a result of adopting DIG B36.

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

Upon adoption of Interpretation No. 46, effective December 31, 2003, the subsidiary trust that issued the company-obligated mandatorily redeemable preferred stock was deconsolidated. The effect of this deconsolidation is to replace the obligations of the trust to the preferred security holders with our subordinated debt obligation to the trust and our equity investment in the trust. In addition, the dividends on the company-obligated mandatorily redeemable preferred stock of the trust will be replaced in our consolidated statements of income with the interest expense on our subordinated debt obligation to the trust and the dividends we receive on our equity investment in the trust. We record our subordinated debt obligation to the trust and our equity investment in the trust, along with the related interest expense and dividend income, on a net basis due to the contractual right of setoff. The adoption of the Interpretation with respect to the subsidiary trust has no impact on net income or earnings per common share.

As discussed in the “Goodwill” section that follows, effective January 1, 2002, we changed our method of accounting for goodwill.

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the embedded derivatives relating to our modified coinsurance contracts and when-issued security trading noted above, we have the following different forms of derivatives on our consolidated balance sheets which are subject to Statement No. 133:

•	the feature of a convertible fixed maturity security that allows the conversion of a fixed maturity security into an equity security is considered an embedded derivative,

•	interest rate swaps are considered derivatives,

•	the rights of an index annuity contract holder to participate in the index returns available under the contract are considered embedded derivatives, and

•	our reinsurance recoverable as it relates to call options purchased to fund returns to index annuity contract holders is considered an embedded derivative.

These derivatives are described more fully in this note under the captions “Investments – Fixed Maturities and Equity Securities,” “Investments – Other Investments,” “Reinsurance Recoverable” and “Future Policy Benefits.” Additional details regarding our interest rate swaps are included in Note 3, “Interest Rate Swaps.”

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

In June 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The SOP provides guidance on separate account presentation and valuation, the accounting for sales inducements (including bonus interest) and the classification and valuation of long-duration contract liabilities. We expect to adopt this SOP when it becomes effective in the first quarter of 2004. While we currently comply with most of the guidance presented in this SOP, we will need to change our method of computing reserves for guaranteed minimum death benefits (GMDB) associated with our variable annuities and change our presentation of deferred expenses relating to sales inducements. We have not quantified the impact of adoption on our financial statements; however, the impact is not expected to be material due to our limited exposure to GMDBs. Our exposure to GMDBs (GMDB exceeds account value), net of reinsurance ceded, totaled $14.2 million at December 31, 2003. Our recorded reserves for this benefit, which take into account the probability of death before the account value increases to an amount equal to or greater than the GMDB, totaled $0.3 million at December 31, 2003. We currently include bonus interest as a component of deferred policy acquisition costs and the related amortization expense. The amount of bonus interest included as a component of deferred policy acquisition costs totaled $40.8 million at December 31, 2003 and $25.1 million at December 31, 2002.

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment Real Estate

Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in our consolidated balance sheets, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or estimated fair value on the foreclosure date. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property’s expected undiscounted cashflows are not sufficient to recover the property’s carrying value, an impairment loss is recognized and the property’s cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts.

Other long-term investments include investment deposits and other miscellaneous investments which are reported at amortized cost and securities held by subsidiaries engaged in the broker/dealer industry. In accordance with accounting practices for the broker/dealer industry, marketable securities held by subsidiaries in this industry are valued at market value. The resulting difference between cost and market is included in the consolidated statements of income as net investment income. Realized gains and losses are also reported as a component of net investment income.

As described in more detail in Note 3, “Interest Rate Swaps,” during 2003 we used interest rate swaps to hedge our exposure to increases in market interest rates on a portion of our annuity product portfolio. The interest rate swaps are carried at fair value on the consolidated balance sheet as either an other long-term investment or other liability. The effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income. If a portion of the hedges become ineffective, the ineffective portion of any unrealized gain or loss on the interest rate swap will be recorded in earnings as a component of derivative income (loss) as it occurs. The net periodic interest settlement between the interest paid and the interest received under these swaps is recorded as a component of interest sensitive product benefits. Interest sensitive product benefits increased by $1.2 million in 2003 as a result of the net interest paid on the interest rate swaps. There was no ineffectiveness recorded in the consolidated statement of income during 2003.

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence. These corporations and partnerships operate predominately in the insurance, broker/dealer, investment company and real estate industries. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships’ investment portfolios. Changes in the value of our investment in equity investees attributable to capital transactions of the investee, such as an additional offering of stock, are recorded directly to stockholders’ equity. Securities and indebtedness of related parties also includes advances and loans to the partnerships and corporations which are principally reported at cost.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized Gains and Losses on Investments

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the carrying value of the investment is reduced to its fair value and a specific writedown is taken. Such reductions in carrying value are recognized as realized losses on investments. Realized gains and losses on sales are determined on the basis of specific identification of investments. If we expect that an issuer of a security will modify its payment pattern from contractual terms but no writedown is required, future investment income is recognized at the rate implicit in the calculation of net realizable value under the expected payment pattern.

Market Values

Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds. Market values of the conversion features embedded in convertible fixed maturity securities are estimated using an option-pricing model. Market values of redeemable preferred stocks, equity securities and interest rate swaps are based on the latest quoted market prices, or for those stocks not readily marketable, generally at values which are representative of the market values of comparable issues. Market values for the embedded derivatives in our modified coinsurance contracts and relating to our when-issued securities trading are based on the difference between the fair value and the cost basis of the underlying investments. Market values for the embedded derivatives in our reinsurance recoverable relating to call options are based on quoted market prices.

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

We assume, under a coinsurance agreement, certain index annuity contracts issued by American Equity. The call options used to fund the index credits on the index annuities are purchased by and maintained on the books of American Equity. We record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable on the consolidated balance sheets. This component of the reinsurance contract is an embedded derivative and we record our share of the call options at market value. Our share of the call options totaled $30.6 million at December 31, 2003 and $17.2 million at December 31, 2002. Changes in market value of the call options, as well as option proceeds, are included as a component of derivative income (loss) on our consolidated statements of income. See Note 5, “Reinsurance, Acquisition and Policy Provisions,” for additional information regarding this reinsurance agreement.

Deferred Policy Acquisition Costs and Value of Insurance In Force Acquired

Deferred policy acquisition costs includes certain costs of acquiring new insurance business, principally commissions, first-year bonus interest and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 5.28% in 2003 and 5.78% in 2002.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For participating traditional life insurance, interest sensitive and index products, these costs are being amortized generally in proportion to expected gross profits (after dividends to policyholders, if applicable) from surrender charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. For nonparticipating traditional life and accident and health insurance products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

Property and Equipment

Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $29.7 million at December 31, 2003 and $28.3 million at December 31, 2002, and estimated useful lives that range from two to ten years. Capitalized software costs had a carrying value of $7.0 million at December 31, 2003 and $6.8 million at December 31, 2002, and estimated useful lives that range from two to five years. Depreciation expense was $7.4 million in 2003, $7.1 million in 2002 and $7.4 million in 2001. Amortization expense was $4.7 million in 2003, $4.0 million in 2002 and $6.0 million in 2001.

Goodwill

Goodwill represents the excess of the fair value of assets exchanged over the net assets acquired. Effective January 1, 2002, we adopted Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Under these Statements, goodwill is not amortized but is subject to annual impairment tests in accordance with the Statements. In addition, Statement No. 142 requires the identification and amortization of certain intangible assets that had previously been included as a component of goodwill. We have performed impairment testing and determined none of our goodwill was impaired as of December 31, 2003 or December 31, 2002. In addition, we have no intangible assets included as a component of goodwill that require separate accounting.

Through December 31, 2001, goodwill was being amortized on a straight-line basis generally over a period of 20 years. The carrying value of goodwill was regularly reviewed for indicators of impairment in value, which in the view of management were other than temporary. If facts and circumstances suggested that goodwill was impaired, we would have assessed the fair value of the underlying business and would have reduced goodwill to an amount that resulted in the book value of the underlying business approximating fair value. We did not record any impairments in 2001. On a pro forma basis without goodwill amortization, net income applicable to common stock for 2001 would have been $37.7 million ($1.38 per common share – basic and $1.35 per common share – assuming dilution).

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Future policy benefit reserves for index annuities are equal to the sum of the fair value of the embedded index options, accumulated index credits and the host contract reserve computed using a method similar to that used for interest sensitive product benefits. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

For our direct business, interest crediting rates for interest sensitive products ranged from 2.55% to 5.55% in 2003, from 3.00% to 6.25% in 2002 and from 3.35% to 6.90% in 2001. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.25% to 12.00% in 2003, from 3.50% to 12.00% in 2002 and from 4.80% to 12.00% in 2001. A portion of the interest credited assumed from American Equity ($19.8 million in 2003, $19.1 million in 2002 and $5.2 million in 2001) represents an additional interest credit on first-year premiums, payable until the first contract anniversary date (first-year bonus interest). These amounts have been deferred as policy acquisition costs.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.87% in 2003, 7.47% in 2002 and 7.69% in 2001. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 43% of direct receipts from policyholders during 2003 (2002 – 41%, 2001 – 40%) and represented 15% of life insurance in force at December 31, 2003 (2002 – 15%, 2001 –16%). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

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

We had undiscounted reserves of $0.1 million at December 31, 2003 and December 31, 2002 to cover estimated future assessments on known insolvencies. We had assets totaling $0.4 million at December 31, 2003 and $0.7 million at December 31, 2002 representing estimated premium tax offsets on paid and future assessments. Expenses (credits) incurred for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2003, ($0.1) million in 2002 and $0.2 million in 2001. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2004 and substantially all the related future premium tax offsets will be realized during the five year period ending December 31, 2008. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recognition of Premium Revenues and Costs

Revenues for interest sensitive, index and variable products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Expenses related to these products include interest or index amounts credited to policyholder account balances, changes in the reserves for the embedded derivatives in the index annuities, benefit claims incurred in excess of policyholder account balances and amortization of deferred policy acquisition costs.

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

Other Income and Other Expenses

Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $1.2 million in 2003 and 2002 and $0.8 million in 2001. Lease income from leases with affiliates totaled $6.9 million in 2003, $5.8 million in 2002 and $5.2 million in 2001. Investment advisory fee income from affiliates totaled $2.0 million in 2003, $1.5 million in 2002 and $1.4 million in 2001.

Stock-Based Compensation

Effective January 1, 2003, we adopted Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.” Under Statement No. 123, compensation expense is recognized as stock options vest in an amount equal to the estimated fair value of the options on the date of grant. Statement No. 148 amends Statement No. 123 by requiring more prominent and frequent disclosures regarding the effects of stock-based compensation and provides for alternative transition methods in the adoption of Statement No. 123. Prior to 2003, we applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally resulted in no compensation expense being recognized. We are using the prospective method in the adoption of Statement No. 123. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. Net income was $0.6 million ($0.02 per common share – basic and assuming dilution) lower for 2003 as a result of expensing stock options. The impact of adoption will increase over the five year vesting period of the underlying options as options issued before the date of adopting Statement No. 123 will continue to be accounted for under APB No. 25.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year.

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income, as reported	$65,945	$50,668	$40,745
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	610	—	—
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,115)	(611)	(982)

Net income, pro forma	$65,440	$50,057	$39,763

Earnings per common share, as reported	$2.27	$1.68	$1.33

Earnings per common share, pro forma	$2.26	$1.66	$1.30

Earnings per common share – assuming dilution, as reported	$2.23	$1.64	$1.31

Earnings per common share – assuming dilution, pro forma	$2.22	$1.63	$1.28

The non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units pursuant to the Director Compensation Plan. The fair value of Class A common shares and deferred stock units, as measured by the fair value of the underlying Class A common stock, are charged to expense in the period they are earned by the directors.

Comprehensive Income

Unrealized gains and losses on our available-for-sale securities and interest rate swaps are included in accumulated other comprehensive income in stockholders’ equity. Also included in comprehensive income for 2001 is $2.4 million relating to the transfer of our fixed maturity securities classified as held for investment to the available-for-sale category. Other comprehensive income excludes net investment gains (losses) included in net income which represent transfers from unrealized to realized gains and losses. These amounts totaled $1.0 million in 2003, ($7.0) million in 2002 and ($10.0) million in 2001. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling ($0.4) million in 2003, $5.9 million in 2002 and $7.4 million in 2001.

Dividend Restriction

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends as long as any Series C redeemable preferred stock is outstanding. Regular cash dividends are defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends. Additionally, we have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B or Series C Preferred Stock, if we are in default of our line of credit agreement with LaSalle Bank National Association, or in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. See Note 7, “ Credit Arrangements,” for additional information regarding these agreements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, determination of other-than-temporary impairments of investments, amortization of deferred policy acquisition costs, calculation of policyholder liabilities

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

2. Investment Operations

Fixed Maturities and Equity Securities

The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities:

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
December 31, 2003
Bonds:
United States Government and agencies	$339,674	$8,939	$(8,495)	$340,118
State, municipal and other governments	156,394	6,635	(1,535)	161,494
Public utilities	173,634	10,773	(2,201)	182,206
Corporate securities	1,599,342	145,391	(7,553)	1,737,180
Mortgage and asset-backed securities	2,855,245	67,632	(16,139)	2,906,738
Redeemable preferred stocks	57,415	8,230	—	65,645

Total fixed maturities	$5,181,704	$247,600	$(35,923)	$5,393,381

Equity securities	$55,264	$11,543	$(77)	$66,730

	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
December 31, 2002
Bonds:
United States Government and agencies	$211,434	$7,168	$(3,077)	$215,525
State, municipal and other governments	92,440	6,284	(2,024)	96,700
Public utilities	131,246	6,555	(3,942)	133,859
Corporate securities	1,600,581	124,204	(39,411)	1,685,374
Mortgage and asset-backed securities	2,324,155	109,528	(5,029)	2,428,654
Redeemable preferred stocks	57,651	4,182	(674)	61,159

Total fixed maturities	$4,417,507	$257,921	$(54,157)	$4,621,271

Equity securities	$22,196	$722	$(1,373)	$21,545

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and estimated market value of our portfolio of fixed maturity securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$65,800	$67,250
Due after one year through five years	370,478	399,612
Due after five years through ten years	530,340	580,072
Due after ten years	1,302,426	1,374,064

	2,269,044	2,420,998
Mortgage and asset-backed securities	2,855,245	2,906,738
Redeemable preferred stocks	57,415	65,645

	$5,181,704	$5,393,381

Net unrealized investment gains on fixed maturity and equity securities classified as available for sale and interest rate swaps, recorded directly to stockholders’ equity, were comprised of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities – available for sale	$211,677	$203,764
Equity securities – available for sale	11,466	(651)
Interest rate swaps	2,275	—

	225,418	203,113
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(30,762)	(44,494)
Value of insurance in force acquired	(6,973)	(8,914)
Unearned revenue reserve	847	804
Provision for deferred income taxes	(65,986)	(52,678)

	122,544	97,831
Proportionate share of net unrealized investment losses of equity investees	(992)	(2,686)

Net unrealized investment gains	$121,552	$95,145

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, value of insurance in force acquired and unearned revenue reserve totaling ($1.6) million in 2003, $68.4 million in 2002 and $49.8 million in 2001.

The following table sets forth the estimated market value and unrealized losses of securities in an unrealized loss position as of December 31, 2003, listed by the length of time the securities have been in an unrealized loss position:

	Less than one year		One year or more		Total
Description of Securities	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses	Estimated Market Value	Unrealized Losses
	(Dollars in thousands)
United States Government and agencies	$107,640	$(8,495)	$—	$—	$107,640	$(8,495)
State, municipal and other governments	38,096	(1,378)	5,742	(157)	43,838	(1,535)
Public utilities	30,495	(1,796)	6,347	(405)	36,842	(2,201)
Corporate securities	80,230	(2,316)	75,287	(5,237)	155,517	(7,553)
Mortgage and asset-backed securities	639,623	(16,136)	213	(3)	639,836	(16,139)

Total fixed maturities	$896,084	$(30,121)	$87,589	$(5,802)	$983,673	$(35,923)

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the above table are 136 securities from 80 issuers. Approximately 86.2% of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Investment grade securities are defined as those securities rated a “1” or “2” by the Securities Valuation Office of the National Association of Insurance Commissioners. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 13.8% of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the securities rated below investment grade and of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.

We believe the issuers of the securities in an unrealized loss position will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

We also have less than $0.1 million of gross unrealized losses on equity securities with an estimated market value of $0.9 million at December 31, 2003. These equity securities have been in an unrealized loss position for more than one year.

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

We have provided an allowance for possible losses against our mortgage loan portfolio. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$55	$55	$806
Realized losses (gains)	3,500	—	(751)
Sales	(55)	—	—

Balance at end of year	$3,500	$55	$55

The carrying value of impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) was $4.9 million at December 31, 2003 and less than $0.1 million at December 31, 2002.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Real Estate

We have provided an allowance for possible losses against our investment real estate. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$817	$817	$—
Realized losses	218	71	918
Sales	(26)	(71)	(101)

Balance at end of year	$1,009	$817	$817

Net Investment Income

Components of net investment income are as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Fixed maturities – available for sale	$340,619	$302,649	$238,666
Equity securities – available for sale	1,098	1,676	1,811
Mortgage loans on real estate	39,220	31,823	27,932
Investment real estate	2,187	2,235	2,614
Policy loans	11,274	11,658	11,160
Other long-term investments	152	433	260
Short-term investments, cash and cash equivalents	3,159	4,777	5,216
Prepayment fee income and other	7,218	2,720	6,542

	404,927	357,971	294,201
Less investment expenses	(9,046)	(9,612)	(9,114)

Net investment income	$395,881	$348,359	$285,087

Other investment income in 2001 includes $2.5 million earned in connection with the American Equity coinsurance agreement on investment income due but not yet received under the terms of the reinsurance agreement.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized and Unrealized Gains and Losses

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments and interest rate swaps, excluding amounts attributed to investments held by subsidiaries engaged in the broker/dealer industry, are summarized below:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Realized
Fixed maturities – available for sale	$1,997	$(12,455)	$(16,766)
Equity securities – available for sale	(553)	(377)	(690)
Mortgage loans on real estate	(3,453)	29	751
Investment real estate	(379)	(71)	(668)
Short-term investments	—	—	130
Securities and indebtedness of related parties	—	(2,202)	1,375
Notes receivable and other	380	197	(10)

Realized losses on investments	$(2,008)	$(14,879)	$(15,878)

Unrealized
Fixed maturities – available for sale	$7,913	$128,602	$93,736
Equity securities – available for sale	12,117	(1,365)	2,562
Interest rate swaps	2,275	—	—

Change in unrealized appreciation/depreciation of investments	$22,305	$127,237	$96,298

An analysis of sales, maturities and principal repayments of our fixed maturities portfolio is as follows:

	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds
	(Dollars in thousands)
Year ended December 31, 2003
Scheduled principal repayments and calls – available for sale	$1,515,298	$—	$—	$1,515,298
Sales – available for sale	178,128	15,402	(4,225)	189,305

Total	$1,693,426	$15,402	$(4,225)	$1,704,603

Year ended December 31, 2002
Scheduled principal repayments and calls – available for sale	$591,790	$—	$—	$591,790
Sales – available for sale	318,726	33,131	(18,647)	333,210

Total	$910,516	$33,131	$(18,647)	$925,000

Year ended December 31, 2001
Scheduled principal repayments and calls – available for sale	$406,443	$—	$—	$406,443
Sales – available for sale	143,954	3,957	(6,180)	141,731

Total	$550,397	$3,957	$(6,180)	$548,174

Realized losses on fixed maturities totaling $9.2 million in 2003, $26.9 million in 2002 and $14.5 million in 2001 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities.

Income taxes include a credit of $0.7 million in 2003, $5.2 million in 2002 and $5.6 million in 2001 for the tax effect of realized losses.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interest Entities

We have investments in several variable interest entities for which we are not considered the primary beneficiary. These investments consist of common and preferred stock investments in a company that operates in the broker/dealer industry and mezzanine commercial real estate loans on three real estate properties. The broker/dealer had revenues totaling less than $31.0 million for 2003 and each real estate project has assets totaling less than $16.0 million at December 31, 2003. Our investments in these entities were made during the period from 1997 to 2003. Our maximum exposure to loss is the carrying value of our investments which totaled $4.1 million for the broker/ dealer and $4.6 million for the mezzanine commercial real estate loans at December 31, 2003. We also participate with several affiliates in a self insurance trust which is also considered a variable interest entity and for which we are not the primary beneficiary. We make contributions to the trust in amounts that equal an estimate of our share of claims incurred during the period. Our exposure to losses for claims incurred prior to December 31, 2003 that have not been funded through contributions to the trust is negligible.

Other

We have a common stock investment in American Equity’s parent, American Equity Investment Life Holding Company (AEHC), valued at $52.3 million at December 31, 2003 and $26.9 million at December 31, 2002. American Equity underwrites and markets life insurance and annuity products throughout the United States. In December 2003, AEHC completed an initial public offering (IPO). Prior to the IPO, we accounted for AEHC using the equity method and included the investment in the securities and indebtedness of related parties line item on the consolidated balance sheets. Due to the timing of the availability of financial information, we recorded our share of AEHC’s results one quarter in arrears. As a result of the IPO, our percentage ownership interest in AEHC decreased and we discontinued applying the equity method of accounting. At December 31, 2003, our investment was carried at market value and was included in the equity securities line item on the consolidated balance sheet.

Summarized financial information for AEHC and our common stock ownership percentage is as follows:

	As of or for the twelve-month period ended September 30,
	2003	2002	2001
	(Dollars in thousands)
Total cash and investments	$5,816,845	$4,763,445	$3,652,481
Total assets	6,634,396	5,619,918	4,194,531
Long-term debt	132,963	69,876	112,535
Total liabilities	6,515,048	5,441,037	4,016,561
Minority interest	25,910	100,356	99,894
Total revenues	415,597	252,628	145,897
Income from continuing operations	21,025	6,483	7,653
Net income	21,025	6,483	6,854
Percentage ownership of common stock	32.1%	32.4%	32.3%

The carrying value of our common stock investment in AEHC included goodwill totaling $4.7 million at December 31, 2002. In addition to the common stock investment, we also own preferred stock issued by AEHC with a carrying value totaling $2.3 million at December 31, 2003 and 2002.

Equity investees distributed to us equity securities with a fair value of less than $0.1 million in 2002 and $2.8 million in 2001. We did not receive any such distributions in 2003.

At December 31, 2003, affidavits of deposits covering investments with a carrying value totaling $5,948.0 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 2003, we had committed to provide additional funding for mortgage loans on real estate aggregating $47.4 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2003 include real estate, fixed maturities, equity securities and other long-term investments totaling $10.3 million.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No investment in any person or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders’ equity at December 31, 2003.

3. Interest Rate Swaps

During 2003, we entered into three interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $150.0 million. Details regarding the interest rate swaps as of December 31, 2003 are as follows:

Maturity Date	Notional Amount	Receive Rate	Pay Rate	Carrying Value	Fair Value
	(Dollars in thousands)
5/1/2006	$50,000	1 month LIBOR*	2.545%	$(382)	$(382)
7/1/2008	50,000	1 month LIBOR*	2.579	1,187	1,187
7/1/2008	50,000	1 month LIBOR*	2.465	1,470	1,470

	$150,000			$2,275	$2,275

*	London Interbank Offered Rate

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

4. Fair Values of Financial Instruments

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

Fixed maturity securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bonds. Fair values for fixed maturity securities include the embedded derivatives relating to our when-issued securities trading. Fair value for these embedded derivatives is equal to the difference between the fair value of the underlying fixed maturity securities and the original cost.

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

Other long-term investments: The fair values for investment deposits are generally estimated by discounting expected cash flows using interest rates currently being offered for similar investments. The fair values for investments held by broker/dealer subsidiaries and interest rate swaps are based on quoted market prices. We are not required to estimate the fair value of our other miscellaneous investments.

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

Reinsurance recoverable: Reinsurance recoverable relating to our portion of the call options used to fund index credits on the index annuities assumed from American Equity is reported at fair value. Fair value is determined using quoted market prices for the call options. Reinsurance recoverable also includes the embedded derivatives in our modified coinsurance contracts under which we assume business. Market values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying investments. We are not required to estimate fair value for the remainder of the reinsurance recoverable balance.

Assets held in separate accounts: Separate account assets are reported at estimated fair value in our consolidated balance sheets.

Future policy benefits and other policyholders’ funds: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds, funding agreements and supplementary contracts) are estimated at cash surrender value, the cost we would incur to extinguish the liability. We are not required to estimate the fair value of our liabilities under other insurance contracts.

Short-term and long-term debt: The fair values for long-term debt are estimated using discounted cash flow analysis based on our current incremental borrowing rate for similar types of borrowing arrangements. For short-term debt, the carrying value approximates fair value.

Other liabilities: Fair values for interest rate swaps are based on quoted market prices. Other liabilities also include the embedded derivatives in our modified coinsurance contracts under which we cede business. Market values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying investments. We are not required to estimate fair value for the remainder of the other liabilities balance.

Liabilities related to separate accounts: Separate account liabilities are estimated at cash surrender value, the cost we would incur to extinguish the liability.

Company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar securities. As discussed in Note 1 under “Accounting Changes,” during 2003, company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

	December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities – available for sale	$5,393,381	$5,393,381	$4,621,271	$4,621,271
Equity securities – available for sale	66,730	66,730	21,545	21,545
Mortgage loans on real estate	632,864	665,226	483,627	531,498
Policy loans	177,547	203,899	178,997	214,793
Other long-term investments	8,048	8,048	5,662	5,662
Cash and short-term investments	269,189	269,189	313,877	313,877
Securities and indebtedness of related parties	4,514	4,514	4,409	4,409
Reinsurance recoverable	31,109	31,109	17,176	17,176
Assets held in separate accounts	463,772	463,772	347,717	347,717

Liabilities
Future policy benefits	$3,723,312	$3,387,495	$2,854,685	$2,656,951
Other policyholders’ funds	507,190	507,190	445,619	445,619
Short-term debt	45,280	45,280	40,000	40,000
Long-term debt	140,200	87,917	—	—
Other liabilities	412	412	—	—
Liabilities related to separate accounts	463,772	450,661	347,717	336,484

Minority interest in subsidiaries and redeemable preferred stock
Company-obligated mandatorily redeemable preferred stock of subsidiary trust	$—	$—	$97,000	$44,271
Series C redeemable preferred stock	—	—	85,514	84,471

5. Reinsurance, Acquisition and Policy Provisions

Reinsurance

In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $6,005.0 million (18.5% of direct life insurance in force) at December 31, 2003 and $5,363.9 million (17.6% of direct life insurance in force) at December 31, 2002.

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

Effective July 1, 2003, we entered into a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.7 million. Pool losses are capped at $6.9 million per event. Prior to July 1, 2002, we participated

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in a reinsurance pool similar to our current arrangement where we were able to cede catastrophic losses after other reinsurance and a deductible of $0.4 million, subject to a pool cap of $125.0 million per event. We incurred losses from this pool totaling $1.6 million in 2001 resulting from the terrorist acts on September 11, 2001. We no longer participate in this pool due to structural changes in the pool, including an increase in the cap on losses.

Effective September 1, 2001, we entered into a 100% coinsurance agreement to reinsure our individual disability income business with an unaffiliated insurer. At September 1, 2001, the related accident and health reserves totaled $14.4 million, deferred policy acquisition costs totaled $0.7 million and value of insurance in force acquired totaled $3.1 million. We settled this transaction by transferring cash and investments equal to the reserves on the business. In addition, we received cash totaling $3.0 million in 2001 as consideration for the business. A loss totaling $0.8 million on this transaction was deferred and is being recognized over the term of the underlying policies.

In total, insurance premiums and product charges have been reduced by $27.8 million in 2003, $26.8 million in 2002 and $22.1 million in 2001 and insurance benefits have been reduced by $15.4 million in 2003, $12.9 million in 2002 and $13.7 million in 2001 as a result of cession agreements.

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

During 2001, we entered into a coinsurance agreement with American Equity whereby we assumed 70% of certain fixed and index annuity business written from August 1, 2001 to December 31, 2001 and 40% of certain annuity business written during 2002 and 2003. The reinsurance of the business written prior to October 1, 2001 was accounted for as the acquisition of an in force block of business on October 1, 2001. With the reinsurance of the in force block, we recorded cash and reinsurance recoverable totaling $120.4 million, deferred acquisition costs of $18.3 million and policy liabilities of $138.7 million. Premiums collected on this assumed business, not included in revenues in the consolidated statements of income, totaled $649.5 million in 2003, $837.9 million in 2002 and $280.0 million in the fourth quarter of 2001.

Our initial coinsurance agreement with American Equity expired effective December 31, 2003. Effective January 1, 2004, we reached an agreement to continue our coinsurance relationship under which we will assume 20% of selected fixed and index annuities with a limit, or cap, on annual premiums assumed. The cap will become effective at the end of any month in which the annual premiums assumed for the year exceed $500.0 million. The agreement will renew automatically every two years unless terminated by either party.

The index annuities assumed guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. A portion of the premium assumed is invested in investment grade fixed income securities to cover our share of the minimum guaranteed value due to the contract holder at the end of the contract term. A portion of the premium received from the contract holder is used to purchase derivatives consisting of call options on the applicable market indices to fund the index credits due to the index annuity contract holders. As described in Note 1, “Significant Accounting Policies – Reinsurance Recoverable,” the call options are purchased by and maintained on the books of American Equity and we record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable. Changes in market value of the call options, as well as option proceeds and gain on early termination of options, are included as a component of derivative income (loss).

The call options are designed to fund the index credits owed to contract holders who elect to participate in one or more market indices. Prior to 2003, the options purchased were intended to fund the full amount of the annual index credits. During 2003, the methodology for purchasing options was changed, allowing for a decrease in the cost of the options. New options purchased are intended to fund the amount of the annual index credits in excess of the minimum guaranteed interest on the contracts. On the respective anniversary dates of the index annuity contracts, the market index used to compute the annual index credits is reset and new one-year call options are purchased to fund the next annual index credit. American Equity manages the cost of these purchases through the terms of the index annuities, which permit changes to annual participation rates, asset fees, and/or caps, subject to guaranteed

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

minimums. By reducing participation rates and caps, or increasing asset fees, American Equity can limit option costs to budgeted amounts except in cases where the minimum guarantees prevent further reductions in these contract terms.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contact holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next contract anniversary date.

Effective May 1, 2001, we entered into a coinsurance agreement with EMC National Life Company (NTL), formerly known as National Travelers Life Company, whereby we assumed 90% of NTL’s traditional life, universal life and annuity business in force. In addition, we agreed to assume 50% of NTL’s traditional life, universal life and annuity business issued on an ongoing basis. Effective October 1, 2003, our coinsurance agreement with NTL was amended so that we now assume 90% of NTL’s traditional life, universal life and annuity business in force as of December 31, 2002, with no assumption of new business on an ongoing basis. Assets and liabilities recorded in connection with this agreement as of May 1, 2001 were as follows (dollars in thousands):

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

Life insurance in force assumed on a consolidated basis totaled $1,977.1 million (7.0% of total life insurance in force) at December 31, 2003, $1,999.2 million (7.4% of total life insurance in force) at December 31, 2002 and $3,784.2 million (13.8% of total life insurance in force) at December 31, 2001. In total, premiums and product charges assumed totaled $18.1 million in 2003, $15.8 million in 2002 and $11.3 million in 2001. Insurance benefits assumed totaled $10.4 million in 2003, $10.3 million in 2002 and $9.0 million in 2001.

Acquisition

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, Inc. (Kansas Farm Bureau Life) for $80.7 million. The acquisition was accounted for using purchase accounting. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands):

Assets		Liabilities and purchase price
Investments	$620,856	Policy liabilities and accruals	$526,391
Cash	2,863	Other policyholder funds	76,738
Value of insurance in force acquired	51,865	Other liabilities	11,621
Goodwill	3,539
Other assets	16,315	Total liabilities	614,750
		Purchase price	80,688

Total	$695,438	Total	$695,438

Acquisition costs totaling $0.7 million have been deferred and included as a component of goodwill. Goodwill was being amortized during 2001 using the straight-line method and a 20-year amortization schedule. As described in Note 1 under “Significant Accounting Policies – Goodwill,” beginning in 2002, goodwill is no longer amortized.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Policy Provisions

An analysis of the value of insurance in force acquired is as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$57,440	$59,083	$13,993
Addition resulting from acquisition	—	—	51,865
Accretion of interest during the year	3,034	3,419	3,886
Reduction resulting from coinsurance agreement	—	—	(3,143)
Amortization of asset	(6,174)	(5,062)	(7,518)

Balance prior to impact of net unrealized investment gains and losses	54,300	57,440	59,083
Impact of net unrealized investment gains and losses	(6,973)	(8,914)	(8,954)

Balance at end of year	$47,327	$48,526	$50,129

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2004 - $2.5 million; 2005 - $2.4 million; 2006 - $2.4 million; 2007 - $2.4 million; 2008 - $2.3 million; and thereafter, through 2023 - $42.3 million.

6. Income Taxes

We file a consolidated federal income tax return with the Life Companies and FBL Financial Services, Inc. and certain of their subsidiaries. The companies included in the consolidated federal income tax return each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing a benefit to the extent their losses contribute to reduce consolidated taxes.

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expenses (credits) are included in the consolidated financial statements as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Taxes provided in consolidated statements of income on:
Income before minority interest in earnings of subsidiaries, equity income and cumulative effect of change in accounting principle:
Current	$33,025	$12,425	$18,085
Deferred	(1,608)	11,444	491

	31,417	23,869	18,576
Equity income – current	3,127	116	136
Cumulative effect of change in accounting for derivative instruments – deferred	—	—	185

Taxes provided in consolidated statements of changes in stockholders’ equity:
Cumulative effect of change in accounting for derivative instruments – deferred	—	—	1,480
Change in net unrealized investment gains/losses – deferred	14,151	30,052	31,739
Adjustment resulting from capital transaction of equity investee – deferred	(46)	(113)	—
Adjustment resulting from the issuance of shares under stock option plan - current	(1,036)	(727)	(159)

	13,069	29,212	33,060

	$47,613	$53,197	$51,957

The effective tax rate on income before income taxes, minority interest in earnings of subsidiaries, equity income and cumulative effect of change in accounting principle is different from the prevailing federal income tax rate as follows:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income before income taxes, minority interest in earnings of subsidiaries, equity income and cumulative effect of change in accounting principle	$93,994	$79,373	$63,686

Income tax at federal statutory rate (35%)	$32,898	$27,781	$22,290
Tax effect (decrease) of:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	(849)	(1,698)	(1,698)
Interest on Series C mandatorily redeemable preferred stock	764	—	—
Tax-exempt dividend and interest income	(1,167)	(1,192)	(1,068)
State income taxes	(30)	(159)	67
Other items	(199)	(863)	(1,015)

Income tax expense	$31,417	$23,869	$18,576

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred income tax liabilities:
Fixed maturity and equity securities	$79,652	$71,450
Deferred policy acquisition costs	166,414	133,228
Value of insurance in force acquired	16,564	16,984
Other	16,195	18,727

	278,825	240,389
Deferred income tax assets:
Future policy benefits	(140,854)	(110,188)
Accrued dividends	(4,760)	(5,387)
Accrued pension costs	(12,086)	(11,860)
Other	(7,239)	(11,728)

	(164,939)	(139,163)

Deferred income tax liability	$113,886	$101,226

Prior to 1984, a portion of Farm Bureau Life’s current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as “policyholders’ surplus account.” The aggregate accumulation in this account at December 31, 2003 was $12.0 million. Should the policyholders’ surplus account exceed the limitation prescribed by federal income tax law, or should distributions be made to the parent company in excess of $483.1 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account.

7. Credit Arrangements

In connection with the acquisition of Kansas Farm Bureau Life, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to the Kansas Farm Bureau Federation. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. The mandatory redemption is structured so that 49.5% of the Series C preferred stock was redeemed at par value, or $45.3 million, on January 2, 2004 with the remaining 50.5% redeemed at par value, or $46.3 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. As described in Note 1, “Significant Accounting Policies – Accounting Changes,” during 2003, this preferred stock was reclassified to debt ($43.2 million long-term debt and $45.3 million short-term debt at December 31, 2003) in connection with the adoption of Statement No. 150. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accretes to preferred stock dividends (interest expense after the adoption of Statement No. 150) during the life of the securities using the effective interest method.

As described in Note 1, “Significant Accounting Policies – Accounting Changes,” due to the adoption of Interpretation No. 46, long-term debt at December 31, 2003 includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. FBL Financial Group, Inc. also has a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheet due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes. As of December 31, 2003 and 2002, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 5% Preferred Securities were originally issued to the Iowa Farm Bureau Federation (IFBF), our majority stockholder. On October 31, 1999, the IFBF exchanged the 5% Preferred Securities for $97.0 million face amount of 5% trust preferred securities issued by AEHC. In preparing our consolidated financial statements at December 31, 2002, we did not eliminate our portion of the 5% Preferred Securities owned by the equity investee since the terms of the preferred securities issued by the equity investee were substantially similar to the terms of the 5% Preferred Securities.

In December 2003, we entered into a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings will accrue at a variable rate. Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. In January 2004, we borrowed $46.0 million on this line of credit to fund the partial redemption of our Series C preferred stock.

During 2003, our $40.0 million short-term note payable at December 31, 2002 with the Federal Home Loan Bank (FHLB) was restructured into a $40.0 million funding agreement classified in the interest sensitive and index products line on the consolidated balance sheet at December 31, 2003. The funding agreement is due September 12, 2006 and interest on the agreement is charged at a variable rate equal to the London Interbank Offered Rate plus 0.08% (1.25% at December 31, 2003). At December 31, 2003, fixed maturity securities with a carrying value of $42.9 million are on deposit with the FHLB as collateral for the funding agreement.

8. Stockholders’ Equity

The IFBF owns our Series B preferred stock. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock with the exception that each Series B share is entitled to two votes while each Class A share is entitled to one vote. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by us, at our option, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

Holders of the Class A common stock, Series B preferred stock and Series C preferred stock, vote together as a group. The Class B common stock votes as a separate class on all issues. The holders of the Class A common stock, Series B preferred stock and Series C preferred stock vote for the election of Class A Directors (three to five) and only holders of the Class B common stock vote for the election of Class B Directors (ten to twenty). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the IFBF, which owns 61.8% of our voting stock as of December 31, 2003, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

9. Retirement and Compensation Plans

We participate with several affiliates in various multiemployer defined benefit plans covering substantially all of our employees. The benefits of these plans are based primarily on years of service and employees’ compensation. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually. Pension expense aggregated $5.5 million in 2003, $4.4 million in 2002 and $5.3 million in 2001.

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in an amount equal to 100% of an employee’s contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee’s contributions between 2% and 4% of the annual salary contributed by the employee. Prior to 2002, we contributed FBL Financial Group, Inc. stock in the amount equal to 50% of an employee’s contributions up to 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $0.8 million in 2003 and 2002 and $0.5 million in 2001.

We have established deferred compensation plans for certain key current and former employees and have certain other benefit plans which provide for retirement and other benefits. Liabilities for these plans are accrued as the related benefits are earned.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain of the assets related to these plans are on deposit with us and amounts relating to these plans are included in our financial statements. In addition, certain amounts included in the policy liabilities for interest sensitive products relate to deposit administration funds maintained by us on behalf of affiliates.

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service. Furthermore, during a portion of 2001 we offered certain retiree health benefits to employees and retirees formerly employed by Kansas Farm Bureau Life. During 2001, we discontinued offering this benefit to active employees and wrote off the related liability. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement benefit expense (benefit) aggregated less than $0.1 million in 2003 and 2002 and ($0.5) million in 2001.

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

Information relating to stock options is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Total Exercise Price
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2001	1,664,843	$11.79	$19,635
Granted	447,218	15.54	6,950
Exercised	106,348	9.38	998
Forfeited	35,075	16.35	573

Shares under option at December 31, 2001	1,970,638	12.69	25,014
Granted	435,826	18.07	7,875
Exercised	362,494	10.96	3,973
Forfeited	29,282	21.44	628

Shares under option at December 31, 2002	2,014,688	14.04	28,288
Granted	540,594	19.60	10,596
Exercised	432,888	12.39	5,363
Forfeited	87,179	18.03	1,572

Shares under option at December 31, 2003	2,035,215	15.70	$31,949

Exercisable options:
December 31, 2001	1,272,391	$11.04	$14,047
December 31, 2002	1,113,006	11.84	13,178
December 31, 2003	1,035,541	13.56	14,042

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of options granted per common share was $5.49 for 2003, $3.82 for 2002 and $3.43 for 2001. The fair value of our stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.56%	4.36%	5.14%
Dividend yield	1.90%	1.90%	2.20%
Volatility factor of the expected market price	0.36	0.24	0.25
Weighted-average expected life	6.1 years	5.1 years	5.0 years

Information regarding stock options outstanding at December 31, 2003, is as follows:

	Currently Outstanding			Currently Exercisable
	Number	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Number	Weighted- Average Exercise Price per Share
Range of exercise prices:
At $8.75	404,677	2.55	$8.75	404,677	$8.75
$8.76 – $14.00	63,463	3.25	12.12	63,150	12.11
$14.01 – $19.25	1,051,098	7.00	16.59	466,384	16.43
$19.26 – $24.25	515,977	8.88	19.77	101,330	20.48

$8.75 – $24.25	2,035,215	6.47	15.70	1,035,541	13.56

At December 31, 2003, shares of Class A common stock available for grant as additional awards under the Plan totaled 4,947,948.

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 21,719 at December 31, 2003 and 16,917 at December 31, 2002. At December 31, 2003, shares of Class A common stock available for future issuance under the Director Compensation Plan totaled 28,281.

Also see Note 1, “Significant Accounting Policies – Stock Based Compensation,” for further discussion of the accounting for our stock option plans and certain pro forma financial information due to the adoption of Statement No. 123 and Statement No. 148.

10. Management and Other Agreements

We share certain office facilities and services with the IFBF, Kansas Farm Bureau Federation and their affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs.

We lease office space under an annually renewable lease from Farm Bureau Mutual. Related lease expense totaled $0.6 million in 2003 and $0.3 million in 2002 and 2001.

We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. We also had a management agreement with NTL that was terminated effective July 1, 2003. Fee income for these services totaled $2.7 million in 2003, $3.4 million in 2002 and $2.0 million in 2001. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $0.6 million in 2003, $0.8 million in 2002 and $0.7 million in 2001.

We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and another affiliate. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. We paid $7.1 million in 2003, $7.2 million in 2002 and $6.2 million in 2001 to the property-casualty companies under these arrangements.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.4 million in 2003 and 2002 and $0.5 million in 2001. The expense set forth above for 2001 is before the recovery of $1.0 million in overpayment of royalties in prior years under the terms of the royalty contract. We have similar arrangements with the Kansas Farm Bureau Federation and other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.2 million in 2003, $1.1 million in 2002 and $1.0 million in 2001.

We have administrative services agreements with American Equity under which we provide investment accounting and claims processing, accounting, compliance and other administrative services primarily relating to certain variable annuities written by them. Fee income from performing these services totaled $0.3 million in 2003, 2002 and 2001.

11. Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2003, management is not aware of any claims for which a material loss is reasonably possible.

We self-insure our employee health and dental claims. However, claims in excess of our self-insurance limits are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims incurred during the period. Accordingly, no accruals are recorded on our financial statements for unpaid claims and claims incurred but not reported. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2003, are as follows: 2004 - $2.4 million; 2005 - $2.4 million; 2006 - $2.4 million; 2007 - $2.4 million; 2008 - $2.6 million and thereafter, through 2013 - $11.4 million. Rent expense for the lease totaled $3.0 million in 2003, 2002 and 2001. These amounts are net of $1.4 million in 2003, 2002 and 2001 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $12.9 million at December 31, 2003 and $14.3 million at December 31, 2002.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Numerator:
Income before accounting change	$65,945	$50,668	$40,401
Cumulative effect of change in accounting for derivative instruments	—	—	344

Net income	65,945	50,668	40,745
Dividends on Series B and C preferred stock	(2,297)	(4,337)	(4,202)

Numerator for earnings per common share - income available to common stockholders	$63,648	$46,331	$36,543

Denominator:
Weighted average shares	27,959,089	27,609,866	27,364,771
Deferred common stock units related to directors compensation plan	18,650	14,796	13,471

Denominator for earnings per common share – weighted-average shares	27,977,739	27,624,662	27,378,242
Effect of dilutive securities – employee stock options	571,143	543,846	488,898

Denominator for diluted earnings per common share – adjusted weighted-average shares	28,548,882	28,168,508	27,867,140

Earnings per common share:
Income before accounting change	$2.27	$1.68	$1.32
Cumulative effect of change in accounting for derivative instruments	—	—	0.01

Earnings per common share	$2.27	$1.68	$1.33

Earnings per common share – assuming dilution:
Income before accounting change	$2.23	$1.64	$1.30
Cumulative effect of change in accounting for derivative instruments	—	—	0.01

Earnings per common share – assuming dilution	$2.23	$1.64	$1.31

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

Options to purchase 25,947 shares of common stock in 2003 at $22.25 to $26.28 per share were granted during 1998, 1999, 2002 and 2003 but were not included in the computation of 2003 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2003. The options, which expire in 2008 through 2013, were still outstanding at December 31, 2003.

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

Net income (loss) of the Life Companies, as determined in accordance with statutory accounting practices, was $55.1 million in 2003, $24.9 million in 2002 and ($8.8) million in 2001. The net loss for 2001 is primarily attributable to the payment of ceding commissions on the NTL and American Equity coinsurance transactions. Statutory net gain from operations for the Life Companies, which excludes realized gains and losses, totaled $71.4 million in 2003, $48.4 million in 2002 and $5.7 million in 2001. Statutory capital and surplus, after appropriate elimination of intercompany accounts, totaled $465.2 million at December 31, 2003 and $391.8 million at December 31, 2002.

The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. On December 31, 2003, Farm Bureau Life transferred the stock of EquiTrust to FBL Financial Group, Inc. through an “extraordinary” dividend, which was approved by the Iowa Insurance Commissioner. During 2004, Farm Bureau Life will not be able to distribute dividends to FBL Financial Group, Inc. without further regulatory approval. During 2004, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $13.4 million for EquiTrust.

14. Segment Information

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The traditional annuity segment consists of fixed annuities, index annuities and supplementary contracts (some of which involve life contingencies). Fixed and index annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed annuities consist primarily of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees. With index annuity products, we bear the underlying investment risk and credit interest in an amount equal to the greater of a guaranteed interest rate or a percentage of the gain in a specified market index.

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

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information concerning our operating segments is as follows.

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$257,604	$176,847	$128,738
Traditional and universal life	313,021	310,965	295,045
Variable	49,671	46,560	41,409
Corporate and other	23,252	21,540	25,494

	643,548	555,912	490,686
Realized losses on investments (A)	(2,003)	(14,797)	(16,096)

Consolidated revenues	$641,545	$541,115	$474,590

Net investment income:
Traditional annuity	$235,277	$184,969	$126,784
Traditional and universal life	141,034	146,589	141,611
Variable	13,483	11,909	10,198
Corporate and other	6,087	4,892	6,494

Consolidated net investment income	$395,881	$348,359	$285,087

Depreciation and amortization:
Traditional annuity	$(11,282)	$(6,853)	$1,804
Traditional and universal life	(9,388)	(1,971)	4,675
Variable	(56)	472	973
Corporate and other	8,277	7,726	11,031

Consolidated depreciation and amortization	$(12,449)	$(626)	$18,483

Pre-tax operating income (loss):
Traditional annuity	$42,742	$29,432	$20,473
Traditional and universal life	54,464	61,033	50,421
Variable	980	(838)	5,547
Corporate and other	4,216	(2,212)	(3,453)

	102,402	87,415	72,988
Income taxes on operating income	(35,214)	(28,454)	(23,568)
Realized losses on investments, net (A)	(1,243)	(8,293)	(9,019)

Consolidated net income	$65,945	$50,668	$40,401

Assets:
Traditional annuity	$4,240,011	$3,315,741	$2,374,426
Traditional and universal life	2,413,683	2,310,128	2,227,505
Variable	834,562	681,264	633,417
Corporate and other	289,097	355,871	342,764

	7,777,353	6,663,004	5,578,112
Unrealized gains on investments, net (A)	186,118	145,573	60,303
Other classification adjustments	(14,401)	(9,128)	(9,226)

Consolidated assets	$7,949,070	$6,799,449	$5,629,189

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, value of insurance in force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Depreciation and amortization are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the corporate and other segment. Depreciation and amortization for

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the corporate and other segment include charges relating to leases with affiliates totaling $5.7 million for 2003, $5.0 million for 2002 and $4.6 million for 2001. In the consolidated statements of income, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees and the related equity income and interest expense are attributable to the corporate and other segment. Expenditures for long-lived assets were not significant during the periods presented above.

Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $1,180.7 million in 2003, $1,349.4 million in 2002 and $672.1 million in 2001. Total premiums collected include premiums assumed from American Equity totaling $649.5 million in 2003 ($837.9 million in 2002, $280.0 million in 2001), premiums assumed from NTL totaling $18.7 million in 2003 ($20.8 million in 2002 and $13.3 million in 2001) and premiums written in our Farm Bureau marketing territory totaling $492.5 million in 2003 ($471.7 million in 2002 and $354.2 million in 2001).

Excluding reinsurance assumed, our total life and annuity collected premiums are concentrated in the following core Farm Bureau distribution states: Iowa (2003 – 29%, 2002 – 28%, 2001 – 27%), Kansas (2003 – 20%, 2002 – 24%, 2001 – 21%) and Oklahoma (2003 – 9%, 2002 – 8%, 2001 – 9%). Premiums collected in these states include premiums on products from all of our product segments.

15. Quarterly Financial Information (Unaudited)

Unaudited quarterly results of operations are as follows:

	2003
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$52,082	$56,148	$52,324	$53,146
Net investment income	97,947	99,970	98,541	99,423
Derivative income (loss)	(5,073)	10,708	2,078	9,365
Realized gains (losses) on investments	(5,632)	4,516	(318)	(574)
Total revenues	143,333	175,764	156,605	165,843
Net income	11,946	21,629	14,741	17,629
Net income applicable to common stock	10,840	20,513	14,704	17,591

Earnings per common share	$0.39	$0.74	$0.53	$0.62
Earnings per common share – assuming dilution	$0.38	$0.72	$0.51	$0.61

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2002
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$48,327	$53,463	$49,316	$49,861
Net investment income	79,537	82,977	88,818	97,027
Derivative income (loss)	(782)	(8,655)	(1,133)	152
Realized gains (losses) on investments	2,246	(5,823)	1,683	(12,985)
Total revenues	133,787	126,300	142,877	138,151
Net income	13,545	11,970	17,422	7,731
Net income applicable to common stock	12,474	10,890	16,334	6,633

Earnings per common share	$0.45	$0.39	$0.59	$0.24
Earnings per common share – assuming dilution	$0.45	$0.39	$0.58	$0.24

The differences between the derivative income (loss) by quarter primarily corresponds to the performance of the indices upon which our call options are based. As discussed in Note 1 under “Accounting Changes,” amounts previously classified as dividends on our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock are recorded as interest expense beginning in the third quarter of 2003 in accordance with Statement No. 150. While the adoption of Statement No. 150 resulted in a $1.1 million decrease to net income for the third and fourth quarters of 2003, the adoption did not impact net income applicable to common stock or earnings per common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

ITEM 9A.	CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. See Table of Contents following the cover page for a list of financial statements included in this Report.

	2.	Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

		Schedule I – Summary of Investments

		Schedule II – Condensed Financial Information of Registrant (Parent Company)

		Schedule III – Supplementary Insurance Information

		Schedule IV – Reinsurance

		All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

3. Exhibits.

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (E)

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (E)

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (E)

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (E)

3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (E)

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (E)

3(ii)	First Restated Bylaws, adopted May 14, 2003 (E)

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Form of Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock dated as of May 1, 1996 (A)

4.3	Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (F)

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (F)

4.5	Credit Agreement and related Schedules and Exhibits dated as of December 18, 2003 between FBL Financial Group, Inc. and LaSalle Bank National Association

10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 14, 2003 *

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (A)

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003

10.10	Management Performance Plan (1996) sponsored by Farm Bureau Mutual Insurance Company (A) *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003

21	Subsidiaries of FBL Financial Group, Inc.

23	Consent of Independent Auditors

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3

Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of July 1, 2002 between the Company and John E. Tatum (D) *

99.4	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (D) *

*	exhibit relates to a compensatory plan for management or directors

Incorporated by reference to:

(A) Form S-1 filed on July 11, 1996, File No. 333-04332

(B) Form 8-K filed on June 6, 1997, File No. 001-11917

(C) Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D) Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E) Form 10-Q for the period ended June 30, 2003, File No. 001-11917

(F) Form 10-Q for the period ended September 30, 2003, File No. 001-11917

(b)	Reports on Form 8-K.

On December 18, 2003, a Form 8-K was filed in connection with a news release reporting the Company’s 2004 earnings guidance and proposed board restructuring. A copy of the news release was filed with the Form 8-K.

On December 5, 2003, a Form 8-K was filed in connection with a news release reporting the Company’s ownership interest in American Equity Investment Life Holding Company. A copy of the news release was filed with the Form 8-K.

On October 29, 2003, a Form 8-K was filed in connection with a news release reporting the Company’s financial results for the three and nine months ended September 30, 2003. A copy of the news release was furnished with the Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2004.

FBL Financial Group, Inc.

By:	/s/ CRAIG A. LANG
Craig A. Lang
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ WILLIAM J. ODDY William J. Oddy	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2004

/s/ JAMES W. NOYCE James W. Noyce	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2004

/s/ CRAIG A. LANG Craig A. Lang	Chairman of the Board and Director	February 25, 2004

/s/ KAREN J. HENRY Karen J. Henry	Second Vice Chair and Director	February 25, 2004

/s/ ERIC K. AASMUNDSTAD Eric K. Aasmundstad	Director	February 25, 2004

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 25, 2004

/s/ WILLIAM. C. BRUINS William C. Bruins	Director	February 25, 2004

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Director	February 25, 2004

/s/ O. AL CHRISTOPHERSON O. Al Christopherson	Director	February 25, 2004

/s/ JOHN W. CREER John W. Creer	Director	February 25, 2004

/s/ ALAN L. FOUTZ Alan L. Foutz	Director	February 25, 2004

/s/ CRAIG D. HILL Craig D. Hill	Director	February 25, 2004

Signature	Title	Date

/s/ LELAND J. HOGAN Leland J. Hogan	Director	February 25, 2004

/s/ RICHARD G. KJERSTAD Richard G. Kjerstad	Director	February 25, 2004

/s/ G. STEVEN KOUPLEN G. Steven Kouplen	Director	February 25, 2004

/s/ DAVID L. MCCLURE David L. McClure	Director	February 25, 2004

/s/ KEITH R. OLSEN Keith R. Olsen	Director	February 25, 2004

/s/ FRANK S. PRIESTLEY Frank S. Priestley	Director	February 25, 2004

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	February 25, 2004

/s/ JOHN E. WALKER John E. Walker	Director	February 25, 2004

/s/ MICHAEL S. WHITE Michael S. White	Director	February 25, 2004

/s/ JERRY C. DOWNIN Jerry C. Downin	Senior Vice President, Secretary, Treasurer and Director	February 25, 2004

REPORT OF INDEPENDENT AUDITORS ON SCHEDULES

The Board of Directors and Stockholders

FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 30, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for its Series C redeemable preferred stock, the subsidiary trust that issued the company-obligated manditorily redeemable preferred stock and stock options, in 2002 the Company changed its method of accounting for goodwill and in 2001 the Company changed its method of accounting for derivative instruments.

/s/ Ernst & Young LLP

Des Moines, Iowa

January 30, 2004

Schedule I - Summary of Investments - Other

Than Investments in Related Parties

FBL FINANCIAL GROUP, INC.

December 31, 2003

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
United States Government and agencies	$339,674	$340,118	$340,118
State, municipal and other governments	156,394	161,494	161,494
Public utilities	173,634	182,206	182,206
Corporate securities	1,592,081	1,728,903	1,728,903
Mortgage and asset-backed securities	2,855,245	2,906,738	2,906,738
Convertible bonds and bonds with warrants attached	7,261	8,277	8,277
Redeemable preferred stocks	57,415	65,645	65,645

Total	5,181,704	$5,393,381	5,393,381

Equity securities, available for sale:
Common stocks:
Banks, trusts, and insurance companies	41,057	52,268	52,268
Industrial, miscellaneous, and all other	11,266	11,512	11,512
Nonredeemable preferred stocks	2,941	2,950	2,950

Total	55,264	$66,730	66,730

Mortgage loans on real estate	636,364		632,864	(2)
Investment real estate:
Acquired for debt	2,368		1,359	(2)
Investment	26,441		26,441
Policy loans	177,547		177,547
Other long-term investments	5,293		8,048	(3)
Short-term investments	35,331		35,331

Total investments	$6,120,312		$6,341,701

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities, other long-term investments and short-term investments; original cost for equity securities; unpaid principal balance for mortgage loans on real estate and policy loans, and original cost less accumulated depreciation for investment real estate.
(2)	Amount not equal to cost (Column B) because of allowance for possible losses deducted from cost to determine reported amount.
(3)	Amount not equal to cost (Column B) because other long-term investments include interest rate swap assets and securities held by broker/dealer subsidiaries that are recorded at market value.

Schedule II - Condensed Financial Information of Registrant

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2003	2002
Assets
Cash and cash equivalents	$7,687	$25,161
Amounts receivable from affiliates	2,993	2,484
Amounts receivable from subsidiaries (eliminated in consolidation)	3,825	2,648
Current income taxes recoverable	2,403	1,918
Deferred income taxes	1,134	798
Other assets	5,353	4,140
Short-term investments	4,760	3,174
Investments in subsidiaries (eliminated in consolidation)	917,793	814,463

Total assets	$945,948	$854,786

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$7,540	$5,406
Amounts payable to affiliates	118	780
Amounts payable to subsidiaries (eliminated in consolidation)	4,983	1,723
Short-term debt	45,280	—
Long-term debt	140,200	—
Long-term debt (eliminated in consolidation)	—	100,000

Total liabilities	198,121	107,909

Series C redeemable preferred stock	—	85,514

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	51,609	43,993
Class B common stock	7,522	7,533
Accumulated other comprehensive income	121,552	95,145
Retained earnings	564,144	511,692

Total stockholders’ equity	747,827	661,363

Total liabilities and stockholders’ equity	$945,948	$854,786

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Condensed Statements of Income

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Revenues:
Net investment income	$276	$260	$589
Dividends from subsidiaries (eliminated in consolidation)	167,871	22,650	15,150
Management fee income from non-affiliates	—	242	159
Management fee income from affiliates	2,673	3,161	1,866
Management fee income from subsidiaries (eliminated in consolidation)	1,673	3,782	1,985

Total revenues	172,493	30,095	19,749
Expenses:
Interest expense (eliminated in consolidation)	3,750	5,000	5,000
Interest expense	3,398	—	—
General and administrative expenses	3,253	2,454	2,949

Total expenses	10,401	7,454	7,949

	162,092	22,641	11,800
Income tax benefit	(1,551)	(289)	(1,600)

Income before equity in undistributed income (dividends in excess of equity income) of subsidiaries	163,643	22,930	13,400
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	(97,698)	27,738	27,345

Net income	$65,945	$50,668	$40,745

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2003	2002	2001
Net cash used in operating activities	$(627)	$(2,074)	$(11,745)

Investing activities
Sale, maturity or repayment of investments:
Short-term investments – net	—	3,562	2,952
Fixed maturities – available for sale – net	—	—	12,214
Acquisition of short-term investments – net	(1,586)	—	—
Investment in subsidiaries (eliminated in consolidation)	(25,000)	—	(2,370)
Net proceeds from sale of subsidiary – discontinued operations	—	—	2,000
Dividends from subsidiaries (eliminated in consolidation)	15,113	22,650	15,150
Net cash received in acquisition	—	—	2,863
Other	—	—	(683)

Net cash provided by (used in) investing activities	(11,473)	26,212	32,126

Financing activities
Purchase of common stock	—	—	(94)
Issuance of common stock	6,654	3,999	1,527
Dividends paid	(12,028)	(12,573)	(12,470)

Net cash used in financing activities	(5,374)	(8,574)	(11,037)

Increase (decrease) in cash and cash equivalents	(17,474)	15,564	9,344
Cash and cash equivalents at beginning of year	25,161	9,597	253

Cash and cash equivalents at end of year	$7,687	$25,161	$9,597

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$1,819	$494	$71

See accompanying notes to condensed financial statements.

Schedule II - Condensed Financial Information of Registrant (Continued)

FBL FINANCIAL GROUP, INC. (PARENT COMPANY)

Notes to Condensed Financial Statements

December 31, 2003

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

2. Dividends from Subsidiary

The parent company received cash dividends totaling $15.1 million in 2003, $22.7 million in 2002 and $15.2 million in 2001. At December 31, 2003, the parent company received via a noncash dividend the common stock of EquiTrust Life Insurance Company (EquiTrust) from Farm Bureau Life Insurance Company (Farm Bureau Life). The noncash dividend was recorded at the carrying value of EquiTrust, or $152.8 million.

3. Acquisition

On January 1, 2001, we acquired the assets and liabilities of Kansas Farm Bureau Life Insurance Company, Inc. All the assets and liabilities acquired, with the exception of $0.5 million in cash, was immediately contributed to Farm Bureau Life. This transaction was financed with the issuance of Series C preferred stock. A condensed statement of the assets and liabilities acquired as of January 1, 2001, is as follows (dollars in thousands):

Assets		Liabilities and purchase price
Investments	$620,856	Policy liabilities and accruals	$526,391
Cash	2,863	Other policyholder funds	76,738
Value of insurance in force acquired	51,865	Other liabilities	11,621
Goodwill	3,539
Other assets	16,315	Total liabilities	614,750
		Purchase price	80,688

Total	$695,438	Total	$695,438

The acquisition and subsequent capital contribution of the noncash assets and liabilities noted above have been excluded from the 2001 condensed statement of cash flows.

Schedule III - Supplementary Insurance Information

FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2003:
Traditional annuity	$287,309	$3,633,264	$—	$353,422
Traditional and universal life insurance	187,165	1,845,383	12,729	168,394
Variable	126,011	206,022	18,080	—
Corporate and other	—	65,620	—	—
Impact of unrealized gains/ losses	(30,762)	—	(847)	—

Total	$569,723	$5,750,289	$29,962	$521,816

December 31, 2002:
Traditional annuity	$215,742	$2,790,851	$—	$321,046
Traditional and universal life insurance	176,761	1,799,060	12,998	141,067
Variable	120,784	173,509	18,310	—
Corporate and other	—	62,283	—	—
Impact of unrealized gains/ losses	(44,494)	—	(804)	—

Total	$468,793	$4,825,703	$30,504	$462,113

December 31, 2001:
Traditional annuity	$92,912	$1,816,632	$—	$261,554
Traditional and universal life insurance	159,726	1,750,424	13,163	128,483
Variable	113,079	131,315	17,964	—
Corporate and other	—	66,656	—	—
Impact of unrealized gains/ losses	(5,561)	—	(257)	—

Total	$360,156	$3,765,027	$30,870	$390,037

Schedule III - Supplementary Insurance Information (Continued)

FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income (1)	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses (2)
	(Dollars in thousands)
December 31, 2003:
Traditional annuity	$6,068	$235,277	$170,778	$29,362	$14,722
Traditional and universal life insurance	172,075	141,034	175,401	13,441	42,362
Variable	34,986	13,483	18,602	6,222	22,823
Corporate and other	566	6,087	246	—	6,133
Impact of realized gains/losses	5	—	—	(212)	122

Total	$213,700	$395,881	$365,027	$48,813	$86,162

December 31, 2002:
Traditional annuity	$1,700	$184,969	$125,173	$10,047	$12,195
Traditional and universal life insurance	164,858	146,589	173,467	5,639	41,388
Variable	33,834	11,909	17,582	7,847	20,911
Corporate and other	493	4,892	346	—	6,459
Impact of realized gains/losses	82	—	—	(867)	(1,170)

Total	$200,967	$348,359	$316,568	$22,666	$79,783

December 31, 2001:
Traditional annuity	$1,001	$126,784	$94,756	$2,456	$11,053
Traditional and universal life insurance	154,325	141,611	164,011	12,109	39,044
Variable	30,382	10,198	12,630	3,103	19,130
Corporate and other	3,044	6,494	2,047	73	7,728
Impact of realized gains/losses	(218)	—	—	(2,297)	76

Total	$188,534	$285,087	$273,444	$15,444	$77,031

(1)	Net investment income is allocated to the segments based upon the investments held by the respective segment.
(2)	Expenses have been allocated using one of two methodologies, depending on the nature of the expense. Direct expenses, such as those incurred by our underwriting and policy administration departments, and other expenses for which there is a reliable basis for allocation, are allocated based upon time studies and cost analysis performed by the respective departments. The remaining indirect expenses are allocated in proportion to the equity of each segment.

Schedule IV - Reinsurance

FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2003:
Life insurance in force, at end of year	$32,426,483	$6,005,024	$1,977,059	$28,398,518	7.0%

Insurance premiums and other considerations:
Interest sensitive product charges	$69,558	$1,743	$16,129	$83,944	19.2%
Traditional life insurance premiums	138,678	11,455	1,967	129,190	1.5
Accident and health premiums	15,141	14,575	—	566	—

	$223,377	$27,773	$18,096	$213,700	8.5%

Year ended December 31, 2002:
Life insurance in force, at end of year	$30,496,231	$5,363,935	$1,999,178	$27,131,474	7.4%

Insurance premiums and other considerations:
Interest sensitive product charges	$67,847	$1,671	$12,299	$78,475	15.7%
Traditional life insurance premiums	127,892	9,363	3,470	121,999	2.8
Accident and health premiums	16,249	15,756	—	493	—

	$211,988	$26,790	$15,769	$200,967	7.8%

Year ended December 31, 2001:
Life insurance in force, at end of year	$28,444,285	$4,772,504	$3,784,244	$27,456,025	13.8%

Insurance premiums and other considerations:
Interest sensitive product charges	$65,221	$1,911	$7,182	$70,492	10.2%
Traditional life insurance premiums	118,089	7,202	4,111	114,998	3.6
Accident and health premiums	16,034	12,990	—	3,044	—

	$199,344	$22,103	$11,293	$188,534	6.0%