Form 10-Q
period 2004-03-31
FBL FINANCIAL GROUP INC
filed 2004-05-07
CIK 1012771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,406,626 shares of Class A common stock and 1,192,990 shares of Class B common stock as of April 26, 2004.

FBL FINANCIAL GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2004 - $5,341,783; 2003 - $5,181,704)	$5,648,410	$5,393,381
Equity securities – available for sale, at market (cost: 2004 - $54,692; 2003 - $55,264)	81,323	66,730
Mortgage loans on real estate	660,400	632,864
Investment real estate, less allowances for depreciation of $5,752 in 2004 and $5,529 in 2003	24,628	27,800
Policy loans	176,754	177,547
Other long-term investments	2,474	8,048
Short-term investments	31,511	35,331

Total investments	6,625,500	6,341,701

Cash and cash equivalents	221,402	233,858
Securities and indebtedness of related parties	22,199	21,846
Accrued investment income	58,175	52,925
Amounts receivable from affiliates	18,383	4,950
Reinsurance recoverable	113,263	116,991
Deferred policy acquisition costs	519,008	530,580
Deferred sales inducements	38,448	39,143
Value of insurance in force acquired	44,899	47,327
Property and equipment, less allowances for depreciation of $58,056 in 2004 and $57,090 in 2003	41,239	36,757
Current income taxes recoverable	10,769	16,761
Goodwill	11,170	11,170
Other assets	38,778	31,289
Assets held in separate accounts	481,950	463,772

Total assets	$8,245,183	$7,949,070

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$4,704,182	$4,594,869
Traditional life insurance and accident and health products	1,137,363	1,132,084
Unearned revenue reserve	29,549	29,962
Other policy claims and benefits	23,117	23,336

	5,894,211	5,780,251

Other policyholders’ funds:
Supplementary contracts without life contingencies	362,165	353,422
Advance premiums and other deposits	161,117	154,736
Accrued dividends	13,815	13,658

	537,097	521,816

Amounts payable to affiliates	513	145
Short-term debt	—	45,280
Long-term debt	186,568	140,200
Deferred income taxes	146,424	113,886
Other liabilities	177,637	135,732
Liabilities related to separate accounts	481,950	463,772

Total liabilities	7,424,400	7,201,082

Minority interest in subsidiaries	181	161

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 27,391,513 shares in 2004 and 26,997,928 shares in 2003	58,994	51,609
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income	176,653	121,552
Retained earnings	574,433	564,144

Total stockholders’ equity	820,602	747,827

Total liabilities and stockholders’ equity	$8,245,183	$7,949,070

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,
	2004	2003
Revenues:
Interest sensitive and index product charges	$22,019	$20,622
Traditional life insurance premiums	33,734	31,373
Accident and health premiums	74	87
Net investment income	98,546	97,947
Derivative income (loss)	4,212	(5,073)
Realized gains (losses) on investments	64	(5,632)
Other income	4,701	4,009

Total revenues	163,350	143,333
Benefits and expenses:
Interest sensitive and index product benefits	63,270	54,981
Traditional life insurance and accident and health benefits	21,825	19,635
Increase in traditional life and accident and health future policy benefits	6,732	7,397
Distributions to participating policyholders	6,723	7,656
Underwriting, acquisition and insurance expenses	38,359	31,979
Interest expense	2,033	118
Other expenses	4,698	3,524

Total benefits and expenses	143,640	125,290

	19,710	18,043

Income taxes	(6,720)	(5,613)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	(1,213)
Other	(63)	(50)
Equity income, net of related income taxes	255	779

Net income	13,182	11,946
Dividends on Series B and C preferred stock	(38)	(1,106)

Net income applicable to common stock	$13,144	$10,840

Earnings per common share	$0.46	$0.39

Earnings per common share – assuming dilution	$0.45	$0.38

Cash dividends per common share	$0.10	$0.10

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2003	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363
Comprehensive income:
Net income for three months ended March 31, 2003	—	—	—	—	11,946	11,946
Change in net unrealized investment gains/losses	—	—	—	8,838	—	8,838

Total comprehensive income						20,784
Issuance of 80,970 shares of common stock under compensation and stock option plans, including related income tax benefit	—	1,563	—	—	—	1,563
Adjustment resulting from capital transactions of equity investee	—	(34)	(5)	—	—	(39)
Dividends on preferred stock	—	—	—	—	(1,106)	(1,106)
Dividends on common stock	—	—	—	—	(2,784)	(2,784)

Balance at March 31, 2003	$3,000	$45,522	$7,528	$103,983	$519,748	$679,781

Balance at January 1, 2004	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827
Comprehensive income:
Net income for three months ended March 31, 2004	—	—	—	—	13,182	13,182
Change in net unrealized investment gains/losses	—	—	—	55,101	—	55,101

Total comprehensive income						68,283
Issuance of 393,585 shares of common stock under compensation and stock option plans, including related income tax benefit	—	7,385	—	—	—	7,385
Dividends on preferred stock	—	—	—	—	(38)	(38)
Dividends on common stock	—	—	—	—	(2,855)	(2,855)

Balance at March 31, 2004	$3,000	$58,994	$7,522	$176,653	$574,433	$820,602

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
Operating activities
Net income	$13,182	$11,946
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding bonus interest	52,734	47,452
Change in fair value of embedded derivatives	(1,042)	(2,837)
Charges for mortality and administration	(20,544)	(19,880)
Deferral of unearned revenues	239	396
Amortization of unearned revenue reserve	(461)	(403)
Amortization of deferred sales inducements	1,533	901
Provision for depreciation and amortization	416	(4,002)
Equity income	(255)	(779)
Realized losses (gains) on investments	(64)	5,632
Increase in traditional life and accident and health benefit accruals	6,732	7,397
Policy acquisition costs deferred	(21,213)	(25,163)
Amortization of deferred policy acquisition costs	13,696	10,878
Provision for deferred income taxes	2,868	(1,656)
Other	(7,693)	4,674

Net cash provided by operating activities	40,128	34,556

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	255,982	357,551
Equity securities – available for sale	—	409
Mortgage loans on real estate	10,037	17,156
Investment real estate	3,319	419
Policy loans	10,066	9,608
Other long-term investments	—	500
Short-term investments – net	3,820	2,782

	283,224	388,425

Acquisition of investments:
Fixed maturities – available for sale	(368,918)	(529,638)
Equity securities – available for sale	(464)	—
Mortgage loans on real estate	(37,553)	(32,463)
Investment real estate	(599)	(1,916)
Policy loans	(9,273)	(9,097)
Other long-term investments	(161)	(524)

	(416,968)	(573,638)
Proceeds from disposal, repayments of advances and other distributions from equity investees	302	2,095
Investments in and advances to equity investees	—	(5,883)
Net purchases of property and equipment and other	(4,591)	(4,236)

Net cash used in investing activities	(138,033)	(193,237)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	$195,388	$265,921
Return of policyholder account balances on interest sensitive and index products	(113,829)	(95,321)
Proceeds from long-term debt	46,000	—
Redemption of Series C preferred stock	(45,280)	—
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	(1,213)
Other distributions related to minority interests — net	(43)	(41)
Issuance of common stock	6,106	1,485
Dividends paid	(2,893)	(3,163)

Net cash provided by financing activities	85,449	167,668

Increase (decrease) in cash and cash equivalents	(12,456)	8,987
Cash and cash equivalents at beginning of period	233,858	263,011

Cash and cash equivalents at end of period	$221,402	$271,998

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,391	$121
Income taxes	(3,284)	1,634
Non-cash operating activity:
Deferral of sales inducements credited to account balances	3,929	4,052

See accompanying notes.

FBL Financial Group, Inc.	March 31, 2004

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2004

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2003 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

Accounting Changes

Effective January 1, 2004, we adopted Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on separate account presentation and valuation, the accounting for sales inducements (including premium bonuses and bonus interest) and the classification and valuation of long-duration contract liabilities. To comply with this SOP, we changed our method of computing reserves for guaranteed minimum death benefits (GMDB) and incremental death benefits (IDB) associated with our variable annuities and changed our presentation of deferred expenses relating to sales inducements.

Variable annuity and variable universal life contracts are the only contracts reported in our separate accounts. These contracts generally do not have any minimum guarantees other than minimum interest guarantees on funds deposited in our general account and GMDBs on our variable annuities. In addition, certain variable annuity contracts have an IDB rider that pays the contract holder a percentage of the gain on the contract. Information regarding our GMDBs and IDBs by type of guarantee and related separate account balance and net amount at risk (amount by which GMDB or IDB exceeds account value) is as follows:

	March 31, 2004		December 31, 2003
Type of Guarantee	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$193,377	$9,109	$190,172	$10,068
Return the greater of highest anniversary value or net deposits	102,299	2,606	85,666	2,745
Return the greater of last anniversary value or net deposits	48,136	1,274	42,070	1,389
Incremental death benefit	246,385	11,758	234,799	10,500

Total		$24,747		$24,702

The separate account assets are principally comprised of stock and bond mutual funds. The reserve for GMDBs and IDBs at March 31, 2004, determined using scenario-based modeling techniques and industry mortality assumptions, totaled $0.5 million and the reserve at December 31, 2003 totaled $0.8 million. The weighted average age of the contract holders with a GMDB or IDB rider was 56 years at March 31, 2004 and 55 years at December 31, 2003. Incurred benefits for GMDBs and IDBs for the first quarter totaled less than $0.1 million for 2004, excluding the

FBL Financial Group, Inc.	March 31, 2004

impact of the adoption of SOP 03-1, and $0.2 million for 2003. Paid benefits for GMDBs and IDBs totaled less than $0.1 million for 2004 and 2003. The adoption of SOP 03-1 provisions relating to GMDBs and IDBs increased net income for the first quarter of 2004 by less than $0.1 million (less than $0.01 per common share – basic and assuming dilution).

Certain of our annuity contracts contain either a premium bonus credited to the contract holder’s account balance or a bonus interest crediting rate which applies to the first contract year only. These sales inducements are deferred and amortized over the expected life of the contracts based on the emergence of gross profits. Sales inducements deferred in the first quarter totaled $3.9 million in 2004 and $4.1 million in 2003 and amounts amortized totaled $1.5 million in 2004 and $0.9 million in 2003. The unamortized sales inducement balance totaled $38.4 million at March 31, 2004 and $39.1 million at December 31, 2003. Beginning January 1, 2004, the deferred sales inducements are reported separately on the balance sheet and the amortization of deferred sales inducements is reported in interest sensitive and index product benefits on the consolidated statement of income. Amounts related to sales inducements in the 2003 consolidated financial statements, previously reported with deferred policy acquisition costs, have been reclassified to conform to the 2004 financial statement presentation. The adoption of SOP 03-1 provisions relating to sales inducements had no impact on net income for the first quarter of 2004.

Effective July 1, 2003, we adopted Statement of Financial Accounting Standards (Statement) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 codifies several Derivatives Implementation Group (DIG) issues, including DIG Issue C18, “Scope Exceptions: Shortest Period Criterion for Applying the Regular-Way Security Trades Exception to When-Issued Securities or Other Securities That Do Not Yet Exist.” DIG Issue C18 clarifies the applicability of Statement No. 133 to when-issued securities by holding that the regular-way security trade exception may not be applied to securities which are not settled within the shortest period possible for that security. If settlement does not occur within the shortest period possible, there is deemed to be a forward contract for the purchase of that security which is subject to fair value accounting under Statement No. 133. We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income (loss). The adoption of Statement No. 149 resulted in an increase to net income for the first quarter of 2004 totaling less than $0.1 million.

Effective July 1, 2003, we also adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Upon adoption of this Statement, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt on our consolidated balance sheet. There were no adjustments to the carrying values of these instruments upon reclassification. Also, in accordance with Statement No. 150, amounts previously classified as dividends on these financial instruments ($1.8 million in the first quarter of 2004) are recorded as interest expense. All changes in classifications made due to the adoption of Statement No. 150 were made on a prospective basis only as reclassification of prior period amounts was not permitted. The adoption of Statement No. 150 resulted in a $0.5 million decrease to net income for the first quarter of 2004. The adoption of Statement No. 150 did not impact net income applicable to common stock or earnings per common share.

Effective October 1, 2003, we adopted the DIG’s Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of modified coinsurance arrangements and debt instruments into a debt host contract and an embedded derivative if the coinsurance agreement or debt instrument incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor of that agreement or instrument. Under DIG B36, a modified coinsurance agreement where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. This guidance applies to general account investments supporting our variable alliance business. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.7 million at March 31, 2004

FBL Financial Group, Inc.	March 31, 2004

and $0.5 million at December 31, 2003, and the fair value of the embedded derivatives pertaining to funds withheld on variable business ceded by us was less than $0.1 million at March 31, 2004 and December 31, 2003. Net income for the first quarter of 2004 was increased by less than $0.1 million as a result of adopting DIG B36.

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

Upon adoption of Interpretation No. 46, effective December 31, 2003, the subsidiary trust that issued the company-obligated mandatorily redeemable preferred stock was deconsolidated. The effect of this deconsolidation is to replace the obligations of the trust to the preferred security holders with our subordinated debt obligation to the trust and our equity investment in the trust. In addition, the dividends on the company-obligated mandatorily redeemable preferred stock of the trust are replaced in our consolidated statements of income with the interest expense on our subordinated debt obligation to the trust and the dividends we receive on our equity investment in the trust. We record our subordinated debt obligation to the trust and our equity investment in the trust, along with the related interest expense and dividend income, on a net basis due to the contractual right of setoff. The adoption of the Interpretation with respect to the subsidiary trust has no impact on net income or earnings per common share.

Stock-Based Compensation

Under Statement No. 123, we use the prospective method for the expensing of stock options issued after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported:	$13,182	$11,946
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	268	63
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(405)	(195)

Net income, pro forma	$13,045	$11,814

Earnings per common share, as reported	$0.46	$0.39

Earnings per common share, pro forma	$0.46	$0.38

Earnings per common share – assuming dilution, as reported	$0.45	$0.38

Earnings per common share – assuming dilution, pro forma	$0.45	$0.38

FBL Financial Group, Inc.	March 31, 2004

2. Credit Arrangements

In connection with the 2001 acquisition of Kansas Farm Bureau Life Insurance Company, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to the Kansas Farm Bureau Federation. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. We redeemed 1,687,000 shares, or $45.3 million, of the Series C preferred stock on January 2, 2004, in accordance with the scheduled redemption dates under the agreement. The remaining balance is scheduled to be redeemed at par value, or $46.3 million, on January 3, 2006. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or redeemable for cash at par. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accretes to interest expense during the life of the securities using the effective interest method.

In December 2003, we entered into a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings accrues at a variable rate (2.21% at March 31, 2004). Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. In January 2004, we borrowed $46.0 million on this line of credit to fund the partial redemption of our Series C preferred stock discussed above.

3. Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At March 31, 2004, management is not aware of any claims for which a material loss is reasonably possible.

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

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.7 million. Pool losses are capped at $6.9 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $2.7 million per event. In April 2004, we purchased additional catastrophic coverage which provides $10.0 million of coverage in excess of the reinsurance pool limit of $6.9 million.

We self-insure our employee health and dental claims; however, claims in excess of self-insurance levels are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims incurred during the period. Accordingly, no accruals are recorded on our financial statements for unpaid claims and claims incurred but not reported. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

FBL Financial Group, Inc.	March 31, 2004

4. Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income	$13,182	$11,946
Dividends on Series B and C preferred stock	(38)	(1,106)

Numerator for earnings per common share – income available to common stockholders	$13,144	$10,840

Denominator:
Weighted average shares	28,369,331	27,808,248
Deferred common stock units related to directors compensation plan	21,719	16,917

Denominator for earnings per common share – weighted-average shares	28,391,050	27,825,165
Effect of dilutive securities – employee stock options	641,285	479,066

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,032,335	28,304,231

Earnings per common share	$0.46	$0.39

Earnings per common share – assuming dilution	$0.45	$0.38

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

5. Segment Information

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

FBL Financial Group, Inc.	March 31, 2004

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	investments and related investment income not specifically allocated to our product segments;

•	interest expense and minority interest pertaining to distributions on trust preferred securities;

•	accident and health insurance products, primarily a closed block of group policies;

•	advisory services for the management of investments and other companies;

•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and

•	leasing services, primarily with affiliates.

Financial information concerning our operating segments is as follows:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$65,265	$53,573
Traditional and universal life	78,518	78,427
Variable	13,020	12,109
Corporate and other	6,481	4,853

	163,284	148,962
Realized gains (losses) on investments (A)	66	(5,629)

Consolidated revenues	$163,350	$143,333

Pre-tax operating income (loss):
Traditional annuity	$10,362	$11,356
Traditional and universal life	12,467	12,159
Variable	(682)	244
Corporate and other	(1,785)	(312)

	20,362	23,447
Income taxes on operating income	(6,970)	(7,946)
Realized losses on investments, net (A)	(210)	(3,555)

Consolidated net income	$13,182	$11,946

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill at March 31, 2004 and December 31, 2003 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million) and variable ($1.2 million).

6. Subsequent Event – Senior Note Offering

On April 12, 2004, we issued $75.0 million of 5.85% Senior Notes (Senior Notes) due April 15, 2014. Interest on the Senior Notes will be paid semi-annually beginning October 15, 2004. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points.

We entered into a treasury rate lock agreement (“rate lock”) on March 18, 2004 to hedge the interest rate on a portion of the Senior Notes. The rate lock had a $50.0 million notional amount and was based on the 10-year Treasury interest rate at the contract’s inception (3.797%). We formally documented this hedging relationship,

FBL Financial Group, Inc.	March 31, 2004

including identification of the rate lock as the hedging instrument and the 20 semi-annual interest payments on $50.0 million of the Senior Notes as the hedged transactions. We also documented our risk management objectives and strategies for undertaking this transaction. The rate lock agreement is accounted for as a cash flow hedge. The rate lock is recorded on the consolidated balance sheet as an other asset at its fair value of $0.3 million as of March 31, 2004. The effective portion of the unrealized gain is recorded in accumulated other comprehensive income. There was no ineffectiveness recorded in the consolidated statement of income for the first quarter of 2004. The rate lock was settled on April 6, 2004 and proceeds totaling $1.5 million were deferred and will be amortized over the term of the Senior Notes, along with underwriting fees, offering expenses and original issue discount of the Senior Notes, using the effective interest method. We received net proceeds of approximately $75.6 million from the issuance of the Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of the rate lock.

The Senior Note offering would have caused us to violate the covenants of our revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. Therefore, on April 1, 2004, this agreement was amended to allow for the Senior Note offering without violating the financial covenants of that agreement.

FBL Financial Group, Inc.	March 31, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2003 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

Results of Operations for the Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Net income	$13,182	$11,946
Less dividends on Series B and C preferred stock	(38)	(1,106)

Net income applicable to common stock	$13,144	$10,840

Earnings per common share	$0.46	$0.39

Earnings per common share – assuming dilution	$0.45	$0.38

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional annuity	$73,020	$65,328
Traditional and universal life insurance	43,552	40,875
Variable annuity and variable universal life, net of rollovers (1)	33,531	28,919
Reinsurance assumed and other	77,022	125,774

Total	$227,125	$260,896

Direct life insurance in force, end of quarter (in millions)	$32,658	$30,949
Life insurance lapse rates	8.2%	7.7%
Individual traditional annuity withdrawal rates	6.0%	5.8%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Premiums collected is not a measure used in financial statements prepared according to accounting principles generally accepted in the United States (GAAP), and for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our agency force.

Net income applicable to common stock increased 21.3% in the first quarter of 2004 to $13.1 million due primarily to an increase in realized gains on investments, partially offset by increases in death benefits and operating expenses and decreases in equity income and prepayment fee income from bond calls and mortgage loan prepayments. Results for the 2004 period were positively impacted by the growth in the volume of annuity business in force resulting from strong sales from the Farm Bureau and EquiTrust distribution channels and premiums assumed under a coinsurance agreement with American Equity Investment Life Insurance Company (the coinsurance agreement) during 2004 and 2003. The positive impact of this growth in business in the annuity segment was offset by the decrease in fee income from bond calls and mortgage loan prepayments and a decrease in discount accretion on mortgage and asset-backed securities.

FBL Financial Group, Inc.	March 31, 2004

The spreads earned on our universal life and individual traditional annuity products are as follows:

	Three months ended March 31,
	2004	2003
Weighted average yield on invested assets	6.57%	7.58%
Weighted average interest crediting rate/index cost	4.02	5.00

Spread	2.55%	2.58%

The weighted average yield on invested assets represents the yield on those investments backing the universal life and individual traditional annuity products net of investment expenses. The weighted average crediting rate/index cost and spread are computed including the impact of the amortization of deferred sales inducements. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits through the purchase of options and minimum guaranteed interest credited on the index business. See the “Segment Information” section that follows for a discussion of our spreads.

Premiums and product charges are as follows:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$22,019	$20,622
Traditional life insurance premiums	33,734	31,373
Accident and health premiums	74	87

Total	$55,827	$52,082

Premiums and product charges increased 7.2% in the 2004 period to $55.8 million. The increase in interest sensitive and index product charges is driven principally by increases in cost of insurance charges on universal life products, mortality and expense fees on variable products and surrender charges on annuity and universal life products. Cost of insurance charges increased due to aging of the business in force. Mortality and expense fees increased due to an increase in the separate account balances on which the fees are based. Surrender charges increased due to an increase in the amount of surrenders. Traditional life insurance premiums increased 7.5% in the 2004 period to $33.7 million due primarily to sales of whole life and term products by our Farm Bureau agency force.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 0.6% in the 2004 period to $98.5 million due to an increase in average invested assets. Average invested assets in the 2004 period increased 16.0% to $6,364.0 million (based on securities at amortized cost) due principally to net premium inflows from the coinsurance agreement and Farm Bureau and EquiTrust distribution channels. The annualized yield earned on average invested assets decreased to 6.34% in the first quarter of 2004 from 7.33% in the respective 2003 period due principally to the impact of decreases in market interest rates and decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities. Fee income from bond calls and mortgage loan prepayments totaled less than $0.1 million in the first quarter of 2004 compared to $2.4 million in the 2003 period. For the first quarter, net investment income includes ($0.1) million in 2004 and $2.9 million in 2003, representing acceleration (deceleration) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition—Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

FBL Financial Group, Inc.	March 31, 2004

Derivative income (loss) is as follows:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration or upon early termination	$8,351	$2,054
Change in the difference between fair value and remaining option cost at beginning and end of period	(775)	(1,343)
Cost of money for call options	(4,628)	(5,742)
Other	1,264	(42)

Total	$4,212	$(5,073)

Derivative income (loss) totaled $4.2 million in the 2004 period compared to ($5.1) million in the 2003 period. The increases in gains received at expiration or termination and in the difference between the fair value of the call options and the remaining option costs for 2004 are caused by the general increase in the underlying equity market indices on which our options are based. For the first quarter of 2004, the S&P 500 Index (upon which the majority of our options are based) increased by 1.3%, compared to a decrease of 3.6% for the first quarter of 2003. The decrease in the cost of money for call options is due primarily to a change in option purchasing strategy during 2003 to purchase options out of the money by the amount of minimum interest guarantees on the index annuities. The reduction in option costs resulting from this change in strategy is partially offset by the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Approximately $1.0 million of the increase in other derivative income (loss) is attributable to appreciation in the conversion feature of one convertible fixed maturity security. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$2,333	$3,714
Losses on sales	(410)	(50)
Losses due to impairments	(1,859)	(9,296)

Total	$64	$(5,632)

Realized gains (losses) on investments totaled $0.1 million in the 2004 period compared to ($5.6) million in the 2003 period. Writedowns for other-than-temporary impairments are the result of the issuers of the securities having deteriorating operating trends, decreases in debt ratings, defaults on loan payments, unsuccessful efforts to raise capital and various other operational or economic factors that became evident in the respective periods. The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized losses at March 31, 2004 and December 31, 2003.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

FBL Financial Group, Inc.	March 31, 2004

Policy benefits are as follows:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Policy benefits:
Interest sensitive and index product benefits	$63,270	$54,981
Traditional life insurance and accident and health benefits	21,825	19,635
Increase in traditional life and accident and health future policy benefits	6,732	7,397
Distributions to participating policyholders	6,723	7,656

Total	$98,550	$89,669

Policy benefits increased 9.9% in the 2004 period to $98.6 million. These increases are due primarily to an increase in volume of annuity business in force, principally as a result of the coinsurance agreement. Benefits assumed from the coinsurance agreement include interest sensitive and index product benefits totaling $18.8 million in 2004 and $9.0 million in 2003. Relating to the coinsurance agreement, index credits totaled $10.1 million in the 2004 period and $1.1 million in the 2003 period. In addition, changes in the value of the embedded derivatives included in the index annuities resulted in a decrease in the reserve for interest sensitive products totaling $1.1 million for the 2004 period and $2.8 million for the 2003 period. Interest sensitive and index product benefits also includes $1.5 million of amortization of deferred sales inducements for the 2004 period and $0.9 million in the 2003 period in accordance with the adoption of Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” Amortization of deferred sales inducements was previously included in underwriting, acquisition and insurance expenses as a component of amortization of deferred policy acquisition costs. In total, interest sensitive and traditional death benefits increased 6.0% to $22.0 million in the first quarter of 2004. Partially offsetting these changes is the impact of reductions in our dividend and interest crediting rates on many of our products throughout 2003 and into 2004. These rate decreases were made in response to a declining investment portfolio yield. Policy benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, acquisition and insurance expenses are as follows:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,653	$2,905
Amortization of deferred policy acquisition costs	13,697	10,878
Amortization of value of insurance in force acquired	811	760
Other underwriting, acquisition and insurance expenses, net of deferrals	20,198	17,436

Total underwriting, acquisition and insurance expenses	$38,359	$31,979

Underwriting, acquisition and insurance expenses increased 20.0% in the first quarter of 2004 to $38.4 million. Commission expense increased due principally to an increase in traditional life insurance premiums. Amortization of deferred policy acquisition costs increased due primarily to an increase in the volume of business in force and the impact of increased death benefits on term life policies. Amortization of deferred policy acquisition costs on our business assumed from the coinsurance agreement totaled $6.4 million in the 2004 period compared to $4.8 million in the respective 2003 period. Other underwriting, acquisition and insurance expenses increased due partially to expenses relating to the expansion of our EquiTrust distribution through independent agents and brokers totaling $0.8 million. These expenses are for items such as product development, personnel, systems and other infrastructure necessary to develop, market and administer a new portfolio of products. The increase in other underwriting, acquisition and insurance expenses was also impacted in the first quarter of 2004 by a $0.7 million loss on the sale of fixed assets and a $0.4 million increase in advertising expenses. In addition, expense allowances on reinsurance assumed and other operating expenses increased as a result of the growth of our business.

Interest expense totaled $2.0 million in the first quarter of 2004 compared to $0.1 million in the 2003 period. This increase is due to an increase in the average debt outstanding to $186.0 million for the 2004 period from $40.0 million for the 2003 period. The increase in the average debt outstanding is due principally to the reclassification of

FBL Financial Group, Inc.	March 31, 2004

our Series C preferred stock in accordance with the adoption of Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and recording of our 5% Subordinated Deferrable Interest Notes in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. While these accounting changes cause an increase in interest expense and a decrease in pre-tax income and net income, the changes do not impact net income applicable to common stock or earnings per common share.

Income taxes increased 19.7% in the 2004 period to $6.7 million compared to $5.6 million in the 2003 period. The effective tax rate for the first quarter of 2004 was 34.1% compared to 31.1% for the 2003 period. The increase in the effective tax rate is primarily due to the increase in pre-tax income and the adoption of Statement No. 150 noted above.

Equity income, net of related income taxes, decreased 67.3% in the 2004 period to $0.3 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. The decrease in the 2004 period is due primarily to no longer recording equity income from our investment in American Equity Investment Life Holding Company (AEHC). In the fourth quarter of 2003, our share of percentage ownership in AEHC decreased resulting from AEHC’s initial public offering of common stock and we discontinued applying the equity method of accounting for this investment. Our share of AEHC’s net income in the 2003 period totaled $0.8 million.

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

Dividends on Series B and C preferred stock totaled less than $0.1 million in the 2004 period compared to $1.1 million in the 2003 period. The decrease in 2004 is due to dividends on our Series C preferred stock being recorded as interest expense beginning in the third quarter of 2003 as discussed in “Interest expense” above.

Segment Information

Management analyzes financial information regarding products that are aggregated into three product segments. These segments are (1) traditional annuity, (2) traditional and universal life insurance and (3) variable. We also have various support operations and corporate capital that is aggregated into a corporate and other segment. See Note 5 of the notes to consolidated financial statements for additional information regarding segment information.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized gains and losses on investments. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. A reconciliation of net income to pre-tax operating income (loss) and summary of pre-tax operating income (loss) by segment follows.

FBL Financial Group, Inc.	March 31, 2004

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Net income	$13,182	$11,946

Realized losses (gains) on investments	(64)	5,632
Change in amortization of:
Deferred policy acquisition costs	304	(12)
Deferred sales inducements	38	—
Value of insurance in force acquired	47	(148)
Unearned revenue reserve	(2)	(3)
Income tax offset	(113)	(1,914)

Realized losses (gains), net of offsets	210	3,555

Income taxes on operating income	6,970	7,946

Pre-tax operating income	$20,362	$23,447

Pre-tax operating income (loss) by segment:
Traditional annuity	$10,362	$11,356
Traditional and universal life	12,467	12,159
Variable	(682)	244
Corporate and other	(1,785)	(312)

	$20,362	$23,447

A discussion of our operating results, by segment, follows.

Traditional Annuity Segment

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$1,705	$1,482
Net investment income	60,612	57,121
Derivative income (loss)	2,948	(5,030)

	65,265	53,573

Benefits and expenses	54,903	42,217

Pre-tax operating income	$10,362	$11,356

Other data
Annuity premiums collected, direct	$73,020	$65,328
Annuity premiums collected, assumed	72,435	121,311
Policy liabilities and accruals, end of period	4,102,791	3,296,353

Individual deferred annuity spread:
Weighted average yield on invested assets	6.48%	7.59%
Weighted average interest crediting rate/index cost	3.88%	4.94%

Spread	2.60%	2.65%

Individual traditional annuity withdrawal rate	6.0%	5.8%

Pre-tax operating income for the traditional annuity segment decreased 8.8% in the 2004 period to $10.4 million due principally to a decrease in investment fee income. Revenues, benefits, expenses and the volume of business in force increased primarily due to increases in business assumed under the coinsurance agreement and in sales from our Farm Bureau and EquiTrust distribution channels. Direct premiums collected increased 11.8% in the 2004

FBL Financial Group, Inc.	March 31, 2004

period to $73.0 million due to $15.2 million in premiums collected related to the expansion of our EquiTrust distribution. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows, partially offset by a decline in our investment yield due to the impact of decreases in market interest rates and decreased fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities. Net investment income includes ($0.1) million in the first quarter of 2004 compared to $3.9 million in the 2003 period in fee income from bond calls and mortgage loan prepayments and in the acceleration (deceleration) of net discount accretion on mortgage and asset-backed securities noted in the investment income discussion above. The increases in derivative income are primarily due to increases in gains received at expiration or termination of call options and in the difference between the fair value of the call options and the remaining option costs for 2004, which are caused by increases in the indices on which our options are based. Benefits and expenses increased $12.7 million from the 2003 period due to increases in index credits, which totaled $10.1 million in the 2004 period and $1.1 million in the 2003 period, and operating expenses, including $0.8 million in the 2004 period relating to the expansion of our EquiTrust distribution channel.

Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,094	$10,636
Traditional life insurance premiums and other income	33,734	31,373
Net investment income	33,622	36,461
Derivative income (loss)	68	(43)

	78,518	78,427
Benefits and expenses	66,051	66,268

Pre-tax operating income	$12,467	$12,159

Other data
Life premiums collected, net of reinsurance	$47,246	$44,670
Policy liabilities and accruals, end of period	2,038,653	1,975,200
Direct life insurance in force, end of period (in millions)	25,450	23,841

Interest sensitive life insurance spread:
Weighted average yield on invested assets	6.98%	7.57%
Weighted average interest crediting rate	4.64%	5.21%

Spread	2.34%	2.36%

Pre-tax operating income for the traditional and universal life insurance segment increased 2.5% in the 2004 period to $12.5 million. Net investment income includes ($0.1) million in the first quarter of 2004 compared to $1.5 million in 2003 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. Net investment income also decreased due to the impact of the decline in market interest rates. The decrease in investment income is partially offset by decreases in interest credited to policyholders due to reductions in crediting rates on most of our interest sensitive life products.

FBL Financial Group, Inc.	March 31, 2004

Variable Segment

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$9,218	$8,501
Net investment income	3,354	3,358
Derivative income	168	—
Other income	280	250

	13,020	12,109

Benefits and expenses	13,702	11,865

Pre-tax operating income (loss)	$(682)	$244

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$33,531	$28,919
Policy liabilities and accruals, end of period	224,341	204,971
Separate account assets, end of period	481,950	341,626
Direct life insurance in force, end of period (in millions)	7,208	7,108

Pre-tax operating income (loss) for the variable segment decreased to ($0.7) million in the 2004 period from $0.2 million in the 2003 period. Revenues increased 7.5% in the 2004 period to $13.0 million due primarily to a $0.4 million increase in mortality and expense fee income, which is attributable to the growth in separate account assets. Benefits and expenses increased 15.5% to $13.7 million in the 2004 period due primarily to an increase in death benefits. Death benefits in excess of related account values on variable universal life policies increased to $3.7 million in the 2004 period from $2.3 million in the 2003 period.

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

Corporate and Other Segment

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Accident and health insurance premiums	$74	$87
Net investment income	958	1,007
Derivative income	1,028	—
Other income	4,421	3,759

	6,481	4,853

Benefits and expenses	8,595	5,100

	(2,114)	(247)
Minority interest	(63)	(1,263)
Equity income, before tax	392	1,198

Pre-tax operating loss	$(1,785)	$(312)

Pre-tax operating loss totaled ($1.8) million in the first quarter of 2004 compared to ($0.3) million in 2003. The increase in derivative income is attributable to appreciation in the value of the conversion feature of one convertible fixed maturity security. The increase in benefits and expenses and decrease in minority interest in the 2004 period are due primarily to the reclassification of certain dividends to interest expense in connection with the adoption of Statement No. 150 and FASB Interpretation No. 46. See “Interest expense” for additional details regarding these reclassifications. The decrease in equity income is due primarily to no longer recording equity income from our investment in AEHC as discussed in the equity income section above.

FBL Financial Group, Inc.	March 31, 2004

Financial Condition

Investments

Our total investment portfolio increased 4.5% to $6,625.5 million at March 31, 2004 compared to $6,341.7 million at December 31, 2003. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities. In addition, net unrealized appreciation on fixed maturity and equity securities classified as available for sale increased $110.1 million during 2004 to $333.3 million at March 31, 2004 due principally to appreciation of fixed maturity securities resulting from a decline in market interest rates.

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

Our investment portfolio is summarized in the table below:

	March 31, 2004		December 31, 2003
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$4,709,550	71.1%	$4,486,519	70.7%
144A private placement	669,032	10.1	645,917	10.2
Private placement	269,828	4.1	260,945	4.1

Total fixed maturities	5,648,410	85.3	5,393,381	85.0
Equity securities	81,323	1.2	66,730	1.1
Mortgage loans on real estate	660,400	9.9	632,864	9.9
Investment real estate:
Acquired for debt	655	0.1	1,359	0.1
Investment	23,973	0.3	26,441	0.4
Policy loans	176,754	2.7	177,547	2.8
Other long-term investments	2,474	0.1	8,048	0.1
Short-term investments	31,511	0.4	35,331	0.6

Total investments	$6,625,500	100.0%	$6,341,701	100.0%

As of March 31, 2004, 94.4% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2004, the investment in non-investment grade debt was 5.6% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.3% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of March 31, 2004 and December 31, 2003 is as follows:

FBL Financial Group, Inc.	March 31, 2004

	March 31, 2004
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$710,223	$679,025	$79,830	$31,198	$(577)
Manufacturing	429,957	413,892	40,487	16,065	(398)
Mining	135,052	130,757	15,287	4,295	(125)
Retail trade	79,032	65,550	7,217	13,482	(492)
Services	60,244	49,064	3,399	11,180	(628)
Transportation	114,039	87,224	9,484	26,815	(2,717)
Public utilities	184,478	156,983	12,574	27,495	(795)
Private utilities and related sectors	250,188	233,776	25,377	16,412	(100)
Other	87,535	87,535	8,599	—	—

Total corporate securities	2,050,748	1,903,806	202,254	146,942	(5,832)
Mortgage and asset-backed securities	3,075,485	2,730,389	100,789	345,096	(5,574)
United States Government and agencies	355,683	246,096	11,620	109,587	(5,833)
State, municipal and other governments	166,494	135,173	9,599	31,321	(396)

Total	$5,648,410	$5,015,464	$324,262	$632,946	$(17,635)

	December 31, 2003
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$646,427	$632,340	$65,236	$14,087	$(694)
Manufacturing	426,346	382,241	33,296	44,105	(1,546)
Mining	134,422	126,755	12,349	7,667	(329)
Retail trade	80,309	64,616	5,769	15,693	(1,087)
Services	65,127	58,725	2,898	6,402	(503)
Transportation	67,990	43,450	5,054	24,540	(1,834)
Public utilities	182,206	145,365	10,773	36,841	(2,201)
Private utilities and related sectors	297,243	263,912	23,136	33,331	(1,430)
Other	84,961	75,268	5,883	9,693	(130)

Total corporate securities	1,985,031	1,792,672	164,394	192,359	(9,754)
Mortgage and asset-backed securities	2,906,738	2,266,902	67,632	639,836	(16,139)
United States Government and agencies	340,118	232,478	8,939	107,640	(8,495)
State, municipal and other governments	161,494	117,656	6,635	43,838	(1,535)

Total	$5,393,381	$4,409,708	$247,600	$983,673	$(35,923)

FBL Financial Group, Inc.	March 31, 2004

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S & P) rating equivalents, of fixed maturity securities.

		March 31, 2004		December 31, 2003
NAIC Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,238,017	75.0%	$3,980,279	73.8%
2	BBB	1,092,976	19.4	1,091,915	20.2

	Total investment grade	5,330,993	94.4	5,072,194	94.0
3	BB	204,863	3.6	215,144	4.0
4	B	87,484	1.5	70,657	1.3
5	CCC, CC, C	22,589	0.4	24,966	0.5
6	In or near default	2,481	0.1	10,420	0.2

	Total below investment grade	317,417	5.6	321,187	6.0

	Total fixed maturities	$5,648,410	100.0%	$5,393,381	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables set forth the composition by credit quality of the fixed maturity securities with gross unrealized losses.

		March 31, 2004
NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$505,706	79.9%	$(12,271)	69.6%
2	BBB	78,511	12.4	(2,188)	12.4

	Total investment grade	584,217	92.3	(14,459)	82.0
3	BB	15,696	2.5	(348)	2.0
4	B	15,041	2.4	(2,513)	14.2
5	CCC, CC, C	17,992	2.8	(315)	1.8
6	In or near default	—	—	—	—

	Total below investment grade	48,729	7.7	(3,176)	18.0

	Total	$632,946	100.0%	$(17,635)	100.0%

		December 31, 2003
NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$803,326	81.6%	$(27,103)	75.5%
2	BBB	114,898	11.7	(3,845)	10.7

	Total investment grade	918,224	93.3	(30,948)	86.2
3	BB	34,017	3.5	(1,873)	5.2
4	B	23,289	2.4	(2,630)	7.3
5	CCC, CC, C	8,088	0.8	(430)	1.2
6	In or near default	55	—	(42)	0.1

	Total below investment grade	65,449	6.7	(4,975)	13.8

	Total	$983,673	100.0%	$(35,923)	100.0%

FBL Financial Group, Inc.	March 31, 2004

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	March 31, 2004
	Number of Issuers	Amortized Cost	Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Three months or less	23	$179,303	$(2,005)	$177,298
Greater than three months to six months	4	47,441	(453)	46,988
Greater than six months to nine months	11	149,227	(2,447)	146,780
Greater than nine months to twelve months	13	170,485	(9,096)	161,389
Greater than twelve months	19	104,125	(3,634)	100,491

Total		$650,581	$(17,635)	$632,946

	December 31, 2003
	Number of Issuers	Amortized Cost	Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Three months or less	28	$379,843	$(5,372)	$374,471
Greater than three months to six months	21	272,894	(9,077)	263,817
Greater than six months to nine months	14	180,207	(14,912)	165,295
Greater than nine months to twelve months	8	93,261	(760)	92,501
Greater than twelve months	27	93,391	(5,802)	87,589

Total		$1,019,596	$(35,923)	$983,673

The scheduled maturity dates for fixed maturity securities in an unrealized loss position are as follows:

	March 31, 2004		December 31, 2003
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$11,028	$(28)	$508	$—
Due after one year through five years	4,343	(253)	16,115	(1,197)
Due after five years through ten years	29,893	(2,733)	41,307	(2,438)
Due after ten years	242,586	(9,047)	285,907	(16,149)

	287,850	(12,061)	343,837	(19,748)
Mortgage and asset-backed securities	345,096	(5,574)	639,836	(16,139)

Total	$632,946	$(17,635)	$983,673	$(35,923)

Included in the above table are 95 securities from 56 issuers at March 31, 2004 and 136 securities from 80 issuers at December 31, 2003. Approximately 82.0% at March 31, 2004 and 86.2% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Investment grade securities are defined as those securities rated a “1” or “2” by the Securities Valuation Office of the NAIC. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 18.0% at March 31, 2004 and 13.8% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•

FBL Financial Group, Inc.	March 31, 2004

•	quality of management;

•	size of the unrealized loss;

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.

We believe the issuers of the securities in an unrealized loss position will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.9 million at March 31, 2004. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $3.4 million at March 31, 2004. The $3.4 million unrealized loss from one issuer relates to 5 different securities that are backed by different pools of residential mortgage loans. All 5 securities are rated investment grade and the largest unrealized loss on any one security totaled $1.4 million at March 31, 2004.

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

The carrying value and estimated market value of our portfolio of fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$78,245	$80,012	$65,800	$67,250
Due after one year through five years	353,064	386,786	370,478	399,612
Due after five years through ten years	506,051	564,331	530,340	580,072
Due after ten years	1,353,404	1,460,599	1,302,426	1,374,064

	2,290,764	2,491,728	2,269,044	2,420,998
Mortgage and asset-backed securities	2,980,270	3,075,485	2,855,245	2,906,738
Redeemable preferred stocks	70,749	81,197	57,415	65,645

Total	$5,341,783	$5,648,410	$5,181,704	$5,393,381

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

FBL Financial Group, Inc.	March 31, 2004

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

The following tables set forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security.

	March 31, 2004
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,766,373	$1,788,478	$1,821,842	32.3%
Pass through	238,047	237,357	244,320	4.3
Planned and targeted amortization class	397,922	402,242	407,323	7.2
Other	273,268	274,996	274,530	4.9

Total residential mortgage-backed securities	2,675,610	2,703,073	2,748,015	48.7
Commercial mortgage-backed securities	213,567	209,942	233,026	4.1
Other asset-backed securities	91,093	91,266	94,444	1.7

Total mortgage and asset-backed securities	$2,980,270	$3,004,281	$3,075,485	54.5%

	December 31, 2003
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,592,483	$1,611,585	$1,625,897	30.2%
Pass through	250,555	249,800	254,309	4.7
Planned and targeted amortization class	412,047	416,235	411,526	7.6
Other	297,652	299,462	295,023	5.5

Total residential mortgage-backed securities	2,552,737	2,577,082	2,586,755	48.0
Commercial mortgage-backed securities	203,265	200,209	218,348	4.0
Other asset-backed securities	99,243	99,427	101,635	1.9

Total mortgage and asset-backed securities	$2,855,245	$2,876,718	$2,906,738	53.9%

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

FBL Financial Group, Inc.	March 31, 2004

Equity securities totaled $81.3 million at March 31, 2004 and $66.7 million at December 31, 2003. Gross unrealized gains totaled $26.7 million and gross unrealized losses totaled $0.1 million at March 31, 2004 and gross unrealized gains totaled $11.5 million and gross unrealized losses totaled $0.1 million at December 31, 2003 on these securities. Included in equity securities is our investment in AEHC which totaled $67.4 million at March 31, 2004 and $52.3 million at December 31, 2003.

Mortgage loans totaled $660.4 million at March 31, 2004 and $632.9 million at December 31, 2003. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for 0.1% at March 31, 2004 and 0.2% at December 31, 2003, of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	March 31, 2004		December 31, 2003
Collateral Type	Mortgage Loan Carrying Value	Percent of Total	Mortgage Loan Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$271,374	41.1%	$258,062	40.8%
Retail	209,499	31.7	198,187	31.3
Industrial	169,132	25.6	168,350	26.6
Other	10,395	1.6	8,265	1.3

Total	$660,400	100.0%	$632,864	100.0%

	March 31, 2004		December 31, 2003
Region of the United States	Mortgage Loan Carrying Value	Percent of Total	Mortgage Loan Carrying Value	Percent of Total
	(Dollars in thousands)
Pacific	$145,614	22.1%	$148,566	23.5%
East North Central	117,469	17.8	113,692	18.0
South Atlantic	100,037	15.1	86,046	13.6
Mountain	91,680	13.9	91,867	14.5
West North Central	86,824	13.1	72,247	11.4
West South Central	69,486	10.5	70,488	11.1
Other	49,290	7.5	49,958	7.9

Total	$660,400	100.0%	$632,864	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. At March 31, 2004, the weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 6.0 years. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 5.1 as of March 31, 2004.

Other Assets

Cash and cash equivalents totaled $221.4 million at March 31, 2004 and $233.9 million at December 31, 2003. The amount of cash and cash equivalents will fluctuate from period to period depending on many different factors, but is primarily caused by the timing of the settlement of security purchases and sales. Deferred policy acquisition costs decreased 2.2% to $519.0 million at March 31, 2004 due to the impact of the change in unrealized appreciation on fixed maturity securities, partially offset by the capitalization of costs incurred with new sales. Assets held in separate accounts increased 3.9% to $482.0 million at March 31, 2004 due primarily to appreciation in the value of investments and the transfer of net premiums to the separate accounts.

FBL Financial Group, Inc.	March 31, 2004

The securities and indebtedness of related parties line on the consolidated balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Berthel Fisher and Company and affiliates	$4,193	$4,249
Investment partnerships (5 in 2004 and 2003)	1,466	1,531
Real estate investment partnerships (4 in 2004 and 2003)	11,687	11,560
Mortgage loans and other	6,064	6,064

	23,410	23,404
Proportionate share of net unrealized investment losses of equity investees	(1,211)	(1,558)

Securities and indebtedness of related parties	$22,199	$21,846

Liabilities

Policy liabilities and accruals and other policyholders’ funds increased 2.1% to $6,431.3 million at March 31, 2004 primarily due to increases in the volume of business in force. Short-term debt decreased $45.3 million due to the partial redemption of our Series C preferred stock on January 2, 2004. Long-term debt increased due to a $46.0 million draw on our line of credit in January 2004 to fund the partial redemption of our Series C preferred stock. Other liabilities increased 30.9% to $177.6 million at March 31, 2004 due primarily to an increase in payables for security purchases. At March 31, 2004, we had total liabilities of $7,424.4 million, a 3.1% increase from total liabilities at December 31, 2003.

Stockholders’ Equity

Stockholders’ equity increased 9.7%, to $820.6 million at March 31, 2004, compared to $747.8 million at December 31, 2003. This increase is principally attributable to the change in unrealized appreciation/depreciation on fixed maturity and equity securities and net income for the quarter, partially offset by dividends paid.

At March 31, 2004, common stockholders’ equity was $817.6 million, or $28.60 per share, compared to $744.8 million, or $26.42 per share at December 31, 2003. Included in stockholders’ equity per common share is $6.18 at March 31, 2004 and $4.31 at December 31, 2003 attributable to net unrealized investment gains resulting from marking our fixed maturity and equity securities classified as available for sale, interest rate swaps and rate lock agreement to market value. The change in net unrealized appreciation of these securities and derivatives increased stockholders’ equity $55.1 million during 2004, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

On April 12, 2004, we issued $75.0 million of 5.85% Senior Notes (Senior Notes) due April 15, 2014. Interest on the Senior Notes will be paid semi-annually beginning October 15, 2004. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.6 million from the issuance of the Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock agreement. We intend to use the net

FBL Financial Group, Inc.	March 31, 2004

proceeds to fund the final redemption of our Series C preferred stock and for other general corporate purposes, including capital contributions to the Life Companies. While the Series C preferred stock is currently redeemable in January 2006, we may negotiate an early redemption of the security. We do not know if an early redemption will take place, and if it does take place, what the terms of such early redemption may be.

In December 2003, we entered into a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings accrues at a variable rate. Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. In January 2004, we borrowed $46.0 million on this line of credit to fund the partial redemption of our Series C preferred stock which took place on January 2, 2004.

We paid cash dividends on our common and preferred stock totaling $3.1 million in the 2004 period and $3.2 million in the 2003 period. Interest payments on our debt totaled $1.4 million for the 2004 period and $0.1 million for the 2003 period. It is anticipated quarterly cash dividend requirements for the remainder of 2004 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B redeemable preferred share or approximately $9.3 million. In addition, interest payments on our debt, assuming no changes to the variable rate charged on our line of credit borrowings, are estimated to be $6.6 million for the remainder of 2004.

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends as long as any Series C redeemable preferred stock is outstanding. Regular cash dividends are defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends. We have also agreed that we will not pay dividends if we are in default of the revolving line of credit, Subordinated Notes or Senior Notes agreements.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa insurance commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. On December 31, 2003, Farm Bureau Life transferred the stock of EquiTrust to FBL Financial Group, Inc. through an “extraordinary” dividend, which was approved by the Iowa Insurance Commissioner. As a result, Farm Bureau Life will not be able to distribute dividends to FBL Financial Group, Inc. during 2004 without further regulatory approval. During the remainder of 2004, the maximum amount legally available for distribution to FBL Financial Group, Inc. from EquiTrust without further regulatory approval is approximately $13.4 million.

With the issuance of the Senior Notes, FBL Financial Group, Inc. expects to rely on available cash resources to make any dividend payments to its stockholders and interest payments on its debt for the remainder of 2004. In addition, it is anticipated that a combination of available cash resources, additional borrowing and dividends from the Life Companies will be used to fund the repayment of borrowings on the line of credit which are due October 31, 2005.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2004, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $3.8 million at March 31, 2004.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The

FBL Financial Group, Inc.	March 31, 2004

Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the first quarter of 2004, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $131.0 million in three months ended March 31, 2004 and $202.0 million in the three months ended March 31, 2003. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2004, included $31.5 million of short-term investments, $221.4 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $1,014.5 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Contractual Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2003, we had contractual obligations totaling $761.7 million with payments due as follows: less than one year - $156.9 million, one-to-three years - $138.2 million, four-to-five years - $42.8 million and after five years – $423.8 million. On January 2, 2004, we borrowed $46.0 million under our revolving line of credit agreement which is due October 31, 2005. In addition, on April 12, 2004, we completed our $75.0 million Senior Notes offering which is due April 15, 2014. There have been no other material changes to our total contractual obligations since December 31, 2003.

Cautionary Statement Regarding Forward Looking Information

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.

•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.

•	Extraordinary acts of nature or man may result in higher than expected claim activity.

FBL Financial Group, Inc.	March 31, 2004

•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (E)

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (E)

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (E)

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (E)

3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (E)

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (E)

3(ii)	First Restated Bylaws, adopted May 14, 2003 (E)

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Form of Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock dated as of May 1, 1996 (A)

4.3	Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (F)

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (F)

4.5	Credit Agreement and related Schedules and Exhibits dated as of December 18, 2003 between FBL Financial Group, Inc. and LaSalle Bank National Association (G)

4.5(a)	Amendment No. 1 to Credit Agreement dated as of April 1, 2004 between FBL Financial Group, Inc. and LaSalle Bank National Association and Bankers Trust Company, N.A. (H)

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (H)

FBL Financial Group, Inc.	March 31, 2004

4.7	Registration Rights Agreement among FBL Financial Group, Inc., Keefe Bruyette & Woods and ABN AMRO Incorporated dated April 12, 2004 (H)

4.8	Form of 5.85% Senior Note Due 2014 (H)

10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 14, 2003 (G) *

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (A)

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (G)

10.10	Management Performance Plan (1996) sponsored by Farm Bureau Mutual Insurance Company (A) *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (G)

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of July 1, 2002 between the Company and John E. Tatum (D) *

99.4	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (D) *
*	exhibit relates to a compensatory plan for management or directors

Incorporated	by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E)	Form 10-Q for the period ended June 30, 2003, File No. 001-11917
(F)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917
(G)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(H)	Form S-4 filed on May 5, 2004, File No. 333-115197

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

On February 3, 2004, a Form 8-K was filed in connection with a news release reporting the Company’s financial results for the three months and year ended December 31, 2003. A copy of the news release was furnished with the Form 8-K.

FBL Financial Group, Inc.	March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)