Form 10-Q
period 2004-06-30
FBL FINANCIAL GROUP INC
filed 2004-08-04
CIK 1012771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,467,384 shares of Class A common stock and 1,192,990 shares of Class B common stock as of July 30, 2004.

FBL FINANCIAL GROUP, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2004	December 31, 2003
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2004 - $5,518,550; 2003 - $5,181,704)	$5,624,667	$5,393,381
Equity securities – available for sale, at market (cost: 2004 - $57,243; 2003 - $55,264)	68,342	66,730
Mortgage loans on real estate	684,281	632,864
Derivative instruments	7,158	2,657
Investment real estate, less allowances for depreciation of $5,997 in 2004 and $5,529 in 2003	24,798	27,800
Policy loans	177,088	177,547
Other long-term investments	1,301	5,391
Short-term investments	49,275	35,331

Total investments	6,636,910	6,341,701

Cash and cash equivalents	337,652	233,858
Securities and indebtedness of related parties	22,387	21,846
Accrued investment income	56,617	52,925
Amounts receivable from affiliates	2,994	4,950
Reinsurance recoverable	119,359	116,991
Deferred policy acquisition costs	582,334	530,580
Deferred sales inducements	59,368	39,143
Value of insurance in force acquired	47,933	47,327
Property and equipment, less allowances for depreciation of $59,076 in 2004 and $57,090 in 2003	42,044	36,757
Current income taxes recoverable	2,900	16,761
Goodwill	11,170	11,170
Other assets	54,205	31,289
Assets held in separate accounts	500,976	463,772

Total assets	$8,476,849	$7,949,070

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

	June 30, 2004	December 31, 2003
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$4,973,596	$4,594,869
Traditional life insurance and accident and health products	1,149,187	1,132,084
Unearned revenue reserve	30,064	29,962
Other policy claims and benefits	22,021	23,336

	6,174,868	5,780,251

Other policyholders’ funds:
Supplementary contracts without life contingencies	366,077	353,422
Advance premiums and other deposits	165,084	154,736
Accrued dividends	12,113	13,658

	543,274	521,816

Amounts payable to affiliates	794	145
Short-term debt	—	45,280
Long-term debt	262,435	140,200
Deferred income taxes	86,023	113,886
Other liabilities	180,990	135,732
Liabilities related to separate accounts	500,976	463,772

Total liabilities	7,749,360	7,201,082

Minority interest in subsidiaries	160	161

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 27,466,162 shares in 2004 and 26,997,928 shares in 2003	60,487	51,609
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,522
Accumulated other comprehensive income	71,773	121,552
Retained earnings	584,545	564,144

Total stockholders’ equity	727,329	747,827

Total liabilities and stockholders’ equity	$8,476,849	$7,949,070

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Interest sensitive and index product charges	$22,301	$20,628	$44,320	$41,250
Traditional life insurance premiums	34,738	35,281	68,472	66,654
Accident and health premiums	184	239	258	326
Net investment income	100,382	99,970	198,928	197,917
Derivative income (loss)	(2,059)	10,708	2,153	5,635
Realized gains (losses) on investments	629	4,516	693	(1,116)
Other income	5,382	4,422	10,083	8,431

Total revenues	161,557	175,764	324,907	319,097
Benefits and expenses:
Interest sensitive and index product benefits	62,951	72,578	126,221	127,559
Traditional life insurance and accident and health benefits	21,057	18,996	42,882	38,631
Increase in traditional life and accident and health future policy benefits	10,819	10,996	17,551	18,393
Distributions to participating policyholders	6,108	6,583	12,831	14,239
Underwriting, acquisition and insurance expenses	36,179	30,901	74,538	62,880
Interest expense	2,965	108	4,998	226
Other expenses	4,532	3,790	9,230	7,314

Total benefits and expenses	144,611	143,952	288,251	269,242

	16,946	31,812	36,656	49,855
Income taxes	(4,187)	(10,470)	(10,907)	(16,083)
Minority interest in earnings (loss) of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	(1,212)	—	(2,425)
Other	21	61	(42)	11
Equity income, net of related income taxes	233	1,438	488	2,217

Net income	13,013	21,629	26,195	33,575
Dividends on Series B and C preferred stock	(37)	(1,116)	(75)	(2,222)

Net income applicable to common stock	$12,976	$20,513	$26,120	$31,353

Earnings per common share	$0.45	$0.74	$0.92	$1.13

Earnings per common share – assuming dilution	$0.45	$0.72	$0.90	$1.11

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)

	Series B Preferred Stock	Class A Common Stock	Class B Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2003	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363
Comprehensive income:
Net income for six months ended June 30, 2003	—	—	—	—	33,575	33,575
Change in net unrealized investment gains/losses	—	—	—	51,021	—	51,021

Total comprehensive income						84,596
Net issuance of 130,794 shares of common stock under compensation and stock option plans, including related income tax benefit	—	2,502	—	—	—	2,502
Adjustment resulting from capital transactions of equity investee	—	(34)	(5)	—	—	(39)
Dividends on preferred stock	—	—	—	—	(2,222)	(2,222)
Dividends on common stock	—	—	—	—	(5,576)	(5,576)

Balance at June 30, 2003	$3,000	$46,461	$7,528	$146,166	$537,469	$740,624

Balance at January 1, 2004	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827
Comprehensive loss:
Net income for six months ended June 30, 2004	—	—	—	—	26,195	26,195
Change in net unrealized investment gains/losses	—	—	—	(49,779)	—	(49,779)

Total comprehensive loss						(23,584)
Net issuance of 468,234 shares of common stock under compensation and stock option plans, including related income tax benefit	—	8,865	—	—	—	8,865
Adjustment resulting from capital transactions of equity investee	—	13	2	—	—	15
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(5,719)	(5,719)

Balance at June 30, 2004	$3,000	$60,487	$7,524	$71,773	$584,545	$727,329

Comprehensive income (loss) totaled ($91.9) million in the second quarter of 2004 and $63.8 million in the second quarter of 2003.

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2004	2003
Operating activities
Net income	$26,195	$33,575
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding bonus interest	105,718	95,354
Change in fair value of embedded derivatives	(1,218)	10,740
Charges for mortality and administration	(41,480)	(39,658)
Deferral of unearned revenues	467	757
Amortization of unearned revenue reserve	(809)	(708)
Amortization of deferred sales inducements	2,828	1,773
Provision for depreciation and amortization	643	(7,832)
Equity income	(488)	(2,217)
Realized losses (gains) on investments	(693)	1,116
Increase in traditional life and accident and health benefit accruals	17,551	18,393
Policy acquisition costs deferred	(56,004)	(55,122)
Amortization of deferred policy acquisition costs	25,047	20,626
Provision for deferred income taxes	(905)	(7,075)
Other	13,943	(5,051)

Net cash provided by operating activities	90,795	64,671

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	724,426	733,057
Equity securities – available for sale	468	4,303
Mortgage loans on real estate	18,332	43,792
Investment real estate	3,319	419
Policy loans	19,448	19,220
Other long-term investments	—	501
Short-term investments – net	—	16,840

	765,993	818,132
Acquisition of investments:
Fixed maturities – available for sale	(1,021,961)	(1,252,168)
Equity securities – available for sale	(464)	(92)
Mortgage loans on real estate	(69,718)	(93,082)
Derivative instruments	(2,472)	—
Investment real estate	(1,013)	(3,711)
Policy loans	(18,989)	(19,714)
Other long-term investments	—	(525)
Short-term investments – net	(13,944)	—

	(1,128,561)	(1,369,292)
Proceeds from disposal, repayments of advances and other distributions from equity investees	891	4,256
Investments in and advances to equity investees	—	(12,876)
Net purchases of property and equipment and other	(11,107)	(6,106)

Net cash used in investing activities	(372,784)	(565,886)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Six months ended June 30,
	2004	2003
Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	$533,930	$551,103
Return of policyholder account balances on interest sensitive and index products	(225,855)	(186,714)
Proceeds from long-term debt	121,504	—
Redemption of Series C preferred stock	(45,280)	—
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	(2,425)
Other distributions related to minority interests – net	(43)	(99)
Issuance of common stock	7,321	2,356
Dividends paid	(5,794)	(6,333)

Net cash provided by financing activities	385,783	357,888

Increase (decrease) in cash and cash equivalents	103,794	(143,327)
Cash and cash equivalents at beginning of period	233,858	263,011

Cash and cash equivalents at end of period	$337,652	$119,684

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$3,037	$250
Income taxes	(3,329)	4,727
Non-cash operating activity:
Deferral of sales inducements credited to account balances	19,587	9,550

See accompanying notes.

FBL Financial Group, Inc.	June 30, 2004

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2004

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2003 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

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

	June 30, 2004		December 31, 2003
Type of Guarantee	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$195,025	$8,672	$190,172	$10,068
Return the greater of highest anniversary value or net deposits	121,466	2,939	85,666	2,745
Return the greater of last anniversary value or net deposits	53,760	1,176	42,070	1,389
Incremental death benefit	259,409	12,272	234,799	10,500

Total		$25,059		$24,702

The separate account assets are principally comprised of stock and bond mutual funds. The reserve for GMDBs and IDBs at June 30, 2004, determined using scenario-based modeling techniques and industry mortality assumptions, totaled $0.4 million and the reserve at December 31, 2003 totaled $0.8 million. The weighted average age of the contract holders with a GMDB or IDB rider was 56 years at June 30, 2004 and 55 years at December 31, 2003. Incurred benefits for GMDBs and IDBs for the second quarter totaled ($0.1) million for 2004 and less than $0.1 million for 2003 and for the six months ended June 30 totaled ($0.2) million for 2004, excluding the impact of the

FBL Financial Group, Inc.	June 30, 2004

adoption of SOP 03-1, and less than $0.1 million for 2003. Paid benefits for GMDBs and IDBs totaled less than $0.1 million for the second quarter and the six-month periods of 2004 and $0.1 million for the second quarter and six-month periods of 2003. The adoption of SOP 03-1 provisions relating to GMDBs and IDBs resulted in no change to net income for the second quarter of 2004 and an increase to net income of less than $0.1 million for the six months ended June 30, 2004 (less than $0.01 per common share – basic and diluted).

Certain of our annuity contracts contain either a premium bonus credited to the contract holder’s account balance or a bonus interest crediting rate which applies to the first contract year only. These sales inducements are deferred and amortized over the expected life of the contracts based on the emergence of gross profits. Sales inducements deferred in the second quarter totaled $15.7 million in 2004 and $5.5 million in 2003 and amounts amortized totaled $1.3 million in 2004 and $0.9 million in 2003. Sales inducements deferred in the six-month period totaled $19.6 million in 2004 and $9.6 million in 2003 and amounts amortized totaled $2.8 million in 2004 and $1.8 million in 2003. The unamortized sales inducement balance totaled $59.4 million at June 30, 2004 and $39.1 million at December 31, 2003. Beginning January 1, 2004, the deferred sales inducements are reported separately on the balance sheet and the amortization of deferred sales inducements is reported in interest sensitive and index product benefits on the consolidated statement of income. Amounts related to sales inducements in the 2003 consolidated financial statements, previously reported with deferred policy acquisition costs, have been reclassified to conform to the 2004 financial statement presentation. The adoption of SOP 03-1 provisions relating to sales inducements had no impact on net income for the second quarter or six-month periods ended June 30, 2004.

Effective July 1, 2003, we adopted Statement of Financial Accounting Standards (Statement) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 codifies several Derivatives Implementation Group (DIG) issues, including DIG Issue C18, “Scope Exceptions: Shortest Period Criterion for Applying the Regular-Way Security Trades Exception to When-Issued Securities or Other Securities That Do Not Yet Exist.” DIG Issue C18 clarifies the applicability of Statement No. 133 to when-issued securities by holding that the regular-way security trade exception may not be applied to securities which are not settled within the shortest period possible for that security. If settlement does not occur within the shortest period possible, there is deemed to be a forward contract for the purchase of that security which is subject to fair value accounting under Statement No. 133. We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income (loss). The adoption of Statement No. 149 resulted in no change to net income for the second quarter of 2004 and an increase to net income of less than $0.1 million for the six months ended June 30, 2004.

Effective July 1, 2003, we also adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Upon adoption of this Statement, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt on our consolidated balance sheet. There were no adjustments to the carrying values of these instruments upon reclassification. Also, in accordance with Statement No. 150, amounts previously classified as dividends on these financial instruments ($1.8 million in the second quarter of 2004 and $3.5 million for the six month period of 2004) are recorded as interest expense. All changes in classifications made due to the adoption of Statement No. 150 were made on a prospective basis only as reclassification of prior period amounts was not permitted. The adoption of Statement No. 150 resulted in a $0.5 million decrease to net income for the second quarter of 2004 and a $1.1 million decrease to net income for the six months ended June 30, 2004. The adoption of Statement No. 150 did not impact net income applicable to common stock or earnings per common share.

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

FBL Financial Group, Inc.	June 30, 2004

derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. This guidance applies to general account investments supporting our variable alliance business. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.4 million at June 30, 2004 and $0.5 million at December 31, 2003, and the fair value of the embedded derivatives pertaining to funds withheld on variable business ceded by us was less than $0.1 million at June 30, 2004 and December 31, 2003. Net income decreased by ($0.1) million for the second quarter of 2004 and less than $0.1 million for the six months ended June 30, 2004 as a result of adopting DIG B36.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 establishes a variable interests model to follow when determining whether or not to consolidate an entity that is not evaluated for consolidation under the traditional voting interests model. This Interpretation generally requires that a company (investee) being evaluated under the variable interests model be consolidated if (a) the investor has decision making powers over the entity – that is, the ability to buy and sell assets or conduct operations or (b) the investor is exposed to the majority of the risks or rewards of the entity. In addition, the Interpretation requires that investments made by related parties be analyzed together in applying the variable interest model. The disclosure provisions of this Interpretation are effective for financial statements issued after January 31, 2003. The consolidation provisions are effective for new transactions entered into after January 31, 2003 and for pre-existing entities as of December 31, 2003.

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

FBL Financial Group, Inc.	June 30, 2004

Stock-Based Compensation

Under Statement No. 123, we use the prospective method for the expensing of stock options issued after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$13,013	$21,629	$26,195	$33,575
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	269	117	537	180
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(404)	(241)	(809)	(436)

Net income, pro forma	$12,878	$21,505	$25,923	$33,319

Earnings per common share, as reported	$0.45	$0.74	$0.92	$1.13

Earnings per common share, pro forma	$0.45	$0.73	$0.91	$1.12

Earnings per common share – assuming dilution, as reported	$0.45	$0.72	$0.90	$1.11

Earnings per common share – assuming dilution, pro forma	$0.44	$0.72	$0.89	$1.10

Income Taxes

The effective tax rate for the second quarter was 24.7% in 2004 and 32.9% in 2003 and for the six-month period was 29.8% in 2004 compared to 32.3% in 2003. The decrease in the effective tax rate is attributable to a $1.6 million tax benefit recorded in the second quarter of 2004 relating to the reversal of a tax accrual. During the second quarter of 2004, based on events and analysis performed during the quarter, we determined that a tax accrual was no longer necessary and a related benefit totaling $1.6 million was recorded.

Reclassifications

Certain amounts related to derivative instruments in the 2003 consolidated financial statements have been reclassified to conform to the 2004 financial statement presentation.

2. Credit Arrangements

In connection with the 2001 acquisition of Kansas Farm Bureau Life Insurance Company, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to the Kansas Farm Bureau Federation. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. We redeemed 1,687,000 shares, or $45.3 million, of the Series C preferred stock on January 2, 2004, in accordance with the scheduled redemption dates under the agreement. The remaining balance is scheduled to be redeemed for cash at par value, or $46.3 million, on January 3, 2006. Should we, in our sole discretion, determine that we are unable to redeem the remaining balance for cash, the redemption would be funded with shares of Class A common stock. The number of shares of Class A common stock to be issued in exchange for one share of Series C preferred stock would be the cash redemption price divided by the average daily closing price per share of Class A common stock for the ten trading days preceding the redemption. In the event of a change in the control of the Company, at the option of the holder, each share of Series C preferred stock is convertible into one share of Class A common stock or

FBL Financial Group, Inc.	June 30, 2004

redeemable for cash at par. Conversion of the Series C preferred stock is not assumed for purposes of calculating earnings per share – assuming dilution because the contingencies allowing the conversion have not been met. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accretes to interest expense during the life of the securities using the effective interest method.

In December 2003, we entered into a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings accrues at a variable rate (2.16% at June 30, 2004). Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. In January 2004, we borrowed $46.0 million on this line of credit to fund the partial redemption of our Series C preferred stock discussed above.

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

We entered into a treasury rate lock agreement (“rate lock”) on March 18, 2004 to hedge the interest rate on a portion of the Senior Notes. The rate lock had a $50.0 million notional amount and was based on the 10-year Treasury interest rate at the contract’s inception (3.797%). We formally documented this hedging relationship, including identification of the rate lock as the hedging instrument and the 20 semi-annual interest payments on $50.0 million of the Senior Notes as the hedged transactions. We also documented our risk management objectives and strategies for undertaking this transaction. The rate lock agreement is accounted for as a cash flow hedge. The rate lock was settled on April 6, 2004 and proceeds totaling $1.5 million were deferred and are being amortized over the term of the Senior Notes, along with underwriting fees, offering expenses and original issue discount of the Senior Notes, using the effective interest method. We received net proceeds of approximately $75.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of the rate lock.

The Senior Note offering would have caused us to violate the covenants of our revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. Therefore, on April 1, 2004, this agreement was amended to allow for the Senior Note offering without violating the financial covenants of that agreement.

3. Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At June 30, 2004, management is not aware of any claims for which a material loss is reasonably possible.

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

FBL Financial Group, Inc.	June 30, 2004

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

4. Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income	$13,013	$21,629	$26,195	$33,575
Dividends on Series B and C preferred stock	(37)	(1,116)	(75)	(2,222)

Numerator for earnings per common share-income available to common stockholders	$12,976	$20,513	$26,120	$31,353

Denominator:
Weighted average shares	28,582,129	27,879,777	28,475,730	27,844,211
Deferred common stock units related to directors compensation plan	22,958	17,996	22,338	17,459

Denominator for earnings per common share – weighted-average shares	28,605,087	27,897,773	28,498,068	27,861,670
Effect of dilutive securities – employee stock options	549,744	469,649	595,515	460,009

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,154,831	28,367,422	29,093,583	28,321,679

Earnings per common share	$0.45	$0.74	$0.92	$1.13

Earnings per common share – assuming dilution	$0.45	$0.72	$0.90	$1.11

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

FBL Financial Group, Inc.	June 30, 2004

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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	investments and related investment income not specifically allocated to our product segments;

•	interest expense and minority interest pertaining to distributions on trust preferred securities;

•	accident and health insurance products, primarily a closed block of group policies;

•	advisory services for the management of investments and other companies;

•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and

•	leasing services, primarily with affiliates.

Financial information concerning our operating segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$62,428	$69,763	$127,693	$123,336
Traditional and universal life	79,748	81,941	158,266	160,368
Variable	12,775	12,363	25,795	24,472
Corporate and other	6,023	7,159	12,504	12,012

	160,974	171,226	324,258	320,188
Realized gains (losses) on investments (A)	583	4,538	649	(1,091)

Consolidated revenues	$161,557	$175,764	$324,907	$319,097

Pre-tax operating income (loss):
Traditional annuity	$7,004	$10,002	$17,366	$21,358
Traditional and universal life	11,935	15,500	24,402	27,659
Variable	619	509	(63)	753
Corporate and other	(2,703)	2,917	(4,488)	2,605

	16,855	28,928	37,217	52,375
Income taxes on operating income	(4,148)	(9,864)	(11,118)	(17,810)
Realized gains (losses) on investments, net (A)	306	2,565	96	(990)

Consolidated net income	$13,013	$21,629	$26,195	$33,575

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

FBL Financial Group, Inc.	June 30, 2004

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill at June 30, 2004 and December 31, 2003 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million) and variable ($1.2 million).

6. Subsequent Event – Suspension of American Equity Coinsurance Relationship

On July 30, 2004, we announced the suspension of our coinsurance agreement with American Equity Investment Life Holding Company (AEL). As a result of this suspension, we will no longer assume new business from AEL beginning August 1, 2004. Under this coinsurance agreement, we have been assuming certain fixed and index annuity business written by AEL. We originally entered into this coinsurance agreement in 2001 and assumed 70% of this business written from August 1, 2001 to December 31, 2001 and 40% written during 2002 and 2003. Beginning in 2004, we assumed 20% of the selected fixed and index annuities. Interest sensitive and index product liabilities assumed under the coinsurance agreement and included in our June 30, 2004 consolidated balance sheet totaled $2,074.4 million. Premiums collected assumed under the coinsurance agreement totaled $170.5 million for the six months ended June 30, 2004 and $649.5 million for the full year in 2003. As a result of this suspension, no transfers of new business will occur unless we and AEL agree to resume the coinsurance of new business. The business assumed by us prior to the suspension will remain as part of our in force business.

FBL Financial Group, Inc.	June 30, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2003 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

Results of Operations for the Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income	$13,013	$21,629	$26,195	$33,575
Less dividends on Series B and C preferred stock	(37)	(1,116)	(75)	(2,222)

Net income applicable to common stock	$12,976	$20,513	$26,120	$31,353

Earnings per common share	$0.45	$0.74	$0.92	$1.13

Earnings per common share – assuming dilution	$0.45	$0.72	$0.90	$1.11

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional annuity	$183,596	$58,975	$256,616	$124,303
Traditional and universal life insurance	44,497	44,710	88,046	85,585
Variable annuity and variable universal life (1)	38,350	29,475	71,881	58,394
Reinsurance assumed and other (2)	103,332	180,522	179,605	305,749

Total	$369,775	$313,682	$596,148	$574,031

Direct life insurance in force, end of quarter (in millions)			$32,637	$31,490
Life insurance lapse rates			7.6%	7.5%
Individual traditional annuity withdrawal rates			5.7%	5.0%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
(2)	Prior year periods have been restated to exclude internal rollovers to the variable segment totaling $0.9 million in the second quarter of 2003 and $1.4 million in the six months ended June 30, 2003. We do not anticipate internal rollovers to be significant to premiums collected in future periods.

Premiums collected is not a measure used in financial statements prepared according to accounting principles generally accepted in the United States (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our agency force.

Net income applicable to common stock decreased 36.7% in the second quarter of 2004 to $13.0 million and 16.7% in the six months ended June 30, 2004 to $26.1 million. Net income applicable to common stock was reduced during the 2004 periods by decreases in equity income and spreads earned on our universal life and

FBL Financial Group, Inc.	June 30, 2004

individual traditional annuity products and increases in operating expenses, partially offset by lower income taxes. Net income applicable to common stock for the second quarter also decreased due to a reduction in realized gains on investments. Our volume of business in force continues to grow due to strong sales from the EquiTrust Life and Farm Bureau Life distribution channels and premiums assumed under a coinsurance agreement with American Equity Investment Life Insurance Company (the coinsurance agreement) during 2004 and 2003. Effective July 31, 2004, we will no longer assume new business written under the coinsurance agreement. See the “Subsequent Event” section that follows for details regarding the suspension of the coinsurance agreement.

The spreads earned on our universal life and individual traditional annuity products are as follows:

	Six months ended June 30,
	2004	2003
Weighted average yield on invested assets	6.19%	7.23%
Weighted average interest crediting rate/index cost	4.09	4.92

Spread	2.10%	2.31%

The weighted average yield on invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. The weighted average crediting rate/index cost and spread are computed including the impact of the amortization of deferred sales inducements. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits through the purchase of options and minimum guaranteed interest credited on the index business. See the “Segment Information” section that follows for a discussion of our spreads.

Premiums and product charges are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$22,301	$20,628	$44,320	$41,250
Traditional life insurance premiums	34,738	35,281	68,472	66,654
Accident and health premiums	184	239	258	326

Total	$57,223	$56,148	$113,050	$108,230

Premiums and product charges increased 1.9% in the second quarter of 2004 to $57.2 million and 4.5% in the six months ended June 30, 2004 to $113.1 million. The increases in interest sensitive and index product charges are driven principally by increases in cost of insurance charges on universal life products, mortality and expense fees on variable products and surrender charges on annuity and universal life products. Cost of insurance charges increased due to aging of the business in force. Mortality and expense fees increased due to an increase in the separate account balances on which the fees are based. Surrender charges increased due to an increase in the amount of surrenders. Traditional life premiums decreased 1.5% in the second quarter of 2004 to $34.7 million due primarily to an increase in traditional life insurance premiums ceded, partially offset by an increase in sales of whole life products by our Farm Bureau Life agency force. Traditional life insurance premiums increased 2.7% in the six months ended June 30, 2004 to $68.5 million due primarily to sales of whole life products by our Farm Bureau Life agency force.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 0.4% in the second quarter of 2004 to $100.4 million and 0.5% in the six months ended June 30, 2004 to $198.9 million due to an increase in average invested assets. Average invested assets in the six-month period of 2004 increased 16.0% to $6,486.6 million (based on securities at amortized cost) due principally to net premium inflows from the coinsurance agreement and Farm Bureau Life and EquiTrust Life distribution channels. The annualized yield earned on average invested assets decreased to 6.23% in the six months ended June 30, 2004 from 7.20% in the respective 2003 period due principally to the impact of a higher average cash balance, decreases in market interest rates and decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities. Fee income from bond calls and mortgage loan prepayments totaled $0.5 million in the six months ended June 30, 2004 compared to $6.4 million in the respective 2003 period. For the six months ended June 30, net investment income includes ($0.5) million in 2004 and $3.4 million in 2003,

FBL Financial Group, Inc.	June 30, 2004

representing acceleration (deceleration) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition - Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration or upon early termination	$5,637	$2,793	$13,988	$4,847
Change in the difference between fair value and remaining option cost at beginning and end of period	(881)	13,514	(1,656)	12,171
Cost of money for call options	(5,790)	(5,602)	(10,418)	(11,344)
Other	(1,025)	3	239	(39)

Total	$(2,059)	$10,708	$2,153	$5,635

The increases in gains received at expiration or termination are attributable to growth in the volume of index annuities in force and appreciation in the underlying equity market indices on which our options are based. The changes in the difference between the fair value of the call options and the remaining option costs for 2004 are caused primarily by the general change in the S&P 500 Index (upon which the majority of our options are based). For the second quarter of 2004, the S&P 500 Index increased by 1.3%, compared to an increase of 14.9% for the 2003 period. For the six months ended June 30, 2004, the S&P 500 Index increased by 2.6%, compared to an increase of 10.8% for the 2003 period. The cost of money for call options increased in the second quarter of 2004 due to the impact of growth in the volume of index annuities in force and an increase in the market price of the options purchased. These increases were partially offset by the impact of a change in option purchasing strategy during 2003 to purchase options out of the money by the amount of minimum interest guarantees on the index annuities. The cost of money for call options decreased for the six months ended June 30, 2004 due to the change in option purchasing strategy, partially offset by the impact of growth in the volume of index annuities in force and the increase in the market price of the options. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Approximately $0.9 million of the other derivative loss for the quarter ended June 30, 2004 is attributable to changes in the value of the conversion feature embedded in convertible fixed maturity securities. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$4,463	$7,301	$6,796	$11,015
Losses on sales	(404)	(341)	(814)	(391)
Losses due to impairments	(3,430)	(2,444)	(5,289)	(11,740)

Total realized gains (losses)	$629	$4,516	$693	$(1,116)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized losses at June 30, 2004 and December 31, 2003.

FBL Financial Group, Inc.	June 30, 2004

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

If we determine that an unrealized loss is other than temporary, the security is written down to its fair value at the time of impairment, with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for the six months ended June 30, 2004 and 2003, including the circumstances requiring the write downs, are summarized in the following table:

General Description	Impairment Loss	Circumstances	Impact on Other Material Investments
	(Dollars in thousands)
Six months ended June 30, 2004:
Major United States airline	$3,430	In June, the company was negotiating labor costs and we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Textile manufacturer	$1,632	In March, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales.	Credit specific issues with no impact on other material investments

FBL Financial Group, Inc.	June 30, 2004

General Description	Impairment Loss	Circumstances	Impact on Other Material Investments
	(Dollars in thousands)
Six months ended June 30, 2003:

Major United States airline	$2,330	In June, based on the company’s revenues and negative operating margins, we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$806	In March, the aircraft on one bond issue was returned to bondholders while the other bond issues missed two consecutive debt payments. We determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Hotel	$3,500	In March, this mortgage loan was restructured and written down to appraised value.	Credit specific issues with no impact on other material investments.

Merchant energy generator	$3,230	In March, issuer filed for bankruptcy and we reduced estimates on potential recovery.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Merchant energy generator	$866	In March, we wrote down due to restructuring in power generator sector and revised expectation of the length of time to recover full value.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

FBL Financial Group, Inc.	June 30, 2004

Policy benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Policy benefits:
Interest sensitive and index product benefits	$62,951	$72,578	$126,221	$127,559
Traditional life insurance and accident and health benefits	21,057	18,996	42,882	38,631
Increase in traditional life and accident and health future policy benefits	10,819	10,996	17,551	18,393
Distributions to participating policyholders	6,108	6,583	12,831	14,239

Total	$100,935	$109,153	$199,485	$198,822

Policy benefits decreased 7.5% in the second quarter of 2004 to $100.9 million and increased 0.3% in the six months ended June 30, 2004 to $199.5 million. Interest sensitive and index product benefits decreased for both the second quarter and the six months ended June 30, 2004 due to decreases in interest crediting rates on many of our products throughout 2003 and into 2004, decreases in interest sensitive death benefits and decreases in the reserve for the embedded derivatives included in index annuities, partially offset by an increase in index credits to index annuity contract holders. The decreases in interest crediting rates were made in response to a declining investment portfolio yield. Interest sensitive death benefits decreased 8.7% to $17.8 million for the six months ended June 30, 2004. Changes in the value of the embedded derivatives included in the index annuities resulted in a net decrease in the reserve for the six-month period totaling $1.2 million for 2004 compared to an increase of $10.7 million for the 2003 period. Interest sensitive benefits relating to the coinsurance agreement include index credits totaling $21.7 million for the six months ended June 30, 2004 and $2.4 million in the respective 2003 period. Interest sensitive and index product benefits also includes $2.8 million of amortization of deferred sales inducements for the six months ended June 30, 2004 and $1.8 million in the 2003 period in accordance with the adoption of Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” Amortization of deferred sales inducements was previously included in underwriting, acquisition and insurance expenses as a component of amortization of deferred policy acquisition costs. Traditional life insurance and accident and health benefits increased primarily due to increased traditional death benefits. Traditional death benefits increased 11.8% to $24.0 million in the six months ended June 30, 2004. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates in response to a declining investment portfolio yield. Policy benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives for our index annuities.

Underwriting, acquisition and insurance expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,833	$3,508	$7,486	$6,413
Amortization of deferred policy acquisition costs	11,350	9,748	25,047	20,626
Amortization of value of insurance in force acquired	1,105	628	1,916	1,388
Other underwriting, acquisition and insurance expenses, net of deferrals	19,891	17,017	40,089	34,453

Total	$36,179	$30,901	$74,538	$62,880

Underwriting, acquisition and insurance expenses increased 17.1% in the second quarter of 2004 to $36.2 million and 18.5% in the six months ended June 30, 2004 to $74.5 million. Commission expense increased due principally to an increase in traditional life insurance renewal premiums. Amortization of deferred policy acquisition costs increased due primarily to an increase in the volume of business in force and the impact of increased death benefits on term life policies. Amortization of deferred policy acquisition costs on our business assumed from the coinsurance agreement totaled $11.1 million in the six months ended June 30, 2004 compared to $9.2 million in the

FBL Financial Group, Inc.	June 30, 2004

respective 2003 period. Other underwriting, acquisition and insurance expenses increased in the six months ended June 30, 2004 due partially to expenses relating to the expansion of our EquiTrust Life distribution through independent agents and brokers totaling $2.0 million. These expenses are for items such as product development, personnel, systems and other infrastructure necessary to develop, market and administer a new portfolio of products. The increase in other underwriting, acquisition and insurance expenses was also impacted in the six-month period of 2004 by a $0.7 million loss on the sale of fixed assets and a $0.6 million increase in advertising expenses. In addition, other operating expenses increased as a result of the growth of our business.

Interest expense totaled $3.0 million in the second quarter of 2004 compared to $0.1 million in the 2003 period. Interest expense for the six-month periods totaled $5.0 million in 2004 and $0.2 million in 2003. These increases are due to an increase in the average debt outstanding to approximately $224.0 million for the six months ended June 30, 2004 from $40.0 million for the 2003 period. The increase in the average debt outstanding is due principally to the issuance of Senior Notes in April 2004, the reclassification of our Series C preferred stock in accordance with the adoption of Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and the recording of our 5% Subordinated Deferrable Interest Notes in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. While these accounting changes cause an increase in interest expense and a decrease in pre-tax income and net income, the changes do not impact net income applicable to common stock or earnings per common share.

Income taxes decreased 60.0% in the second quarter of 2004 to $4.2 million and 32.2% in the six months ended June 30, 2004 to $10.9 million. The decreases in income taxes are due primarily to decreases in pre-tax income and the reversal of a tax accrual. During the second quarter of 2004, based on events and analysis performed during the quarter, we determined that a tax accrual was no longer necessary and a related benefit totaling $1.6 million was recorded. The effective tax rate for the six months ended June 30, 2004, excluding the impact of the accrual reversal, was 34.2% compared to 32.3% for the respective 2003 period. The increase in the effective tax rate is primarily due to the adoption of Statement No. 150 noted above.

Equity income, net of related income taxes, decreased 83.8% in the second quarter of 2004 to $0.2 million and 78.0% in the six-month period of 2004 to $0.5 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. The decreases in 2004 are due primarily to no longer recording equity income from our investment in American Equity Investment Life Holding Company (AEL). In the fourth quarter of 2003, our share of percentage ownership in AEL decreased resulting from AEL’s initial public offering of common stock and we discontinued applying the equity method of accounting for this investment. Our share of AEL’s net income totaled $0.9 million in the second quarter of 2003 and $1.7 million in the six months ended June 30, 2003.

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

Dividends on Series B and C preferred stock totaled less than $0.1 million in the second quarter of 2004 compared to $1.1 million in the second quarter of 2003. Dividends on Series B and C preferred stock for the six-month periods totaled $0.1 million in 2004 and $2.2 million in the 2003 period. These decreases in 2004 are due to dividends on our Series C preferred stock being recorded as interest expense beginning in the third quarter of 2003 as discussed in “Interest expense” above.

Subsequent Event – Suspension of American Equity Coinsurance Relationship

On July 30, 2004, we announced the suspension of our coinsurance agreement with AEL. As a result of this suspension, we will no longer assume new business from AEL beginning August 1, 2004. Under this coinsurance

FBL Financial Group, Inc.	June 30, 2004

agreement, we have been assuming certain fixed and index annuity business written by AEL. We originally entered into this coinsurance agreement in 2001 and assumed 70% of this business written from August 1, 2001 to December 31, 2001 and 40% written during 2002 and 2003. Beginning in 2004, we assumed 20% of the selected fixed and index annuities. Interest sensitive and index product liabilities assumed under the coinsurance agreement and included in our June 30, 2004 consolidated balance sheet totaled $2,074.4 million. Premiums collected assumed under the coinsurance agreement totaled $170.5 million for the six months ended June 30, 2004 and $649.5 million for the full year in 2003. As a result of this suspension, no transfers of new business will occur unless we and AEL agree to resume the coinsurance of new business. The business assumed by us prior to the suspension will remain as part of our in force business.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized gains and losses on investments. The impact of realized gains and losses on investments includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. A reconciliation of net income to pre-tax operating income (loss) and summary of pre-tax operating income (loss) by segment follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$13,013	$21,629	$26,195	$33,575

Realized losses (gains) on investments	(629)	(4,516)	(693)	1,116
Change in amortization of:
Deferred policy acquisition costs	29	482	333	470
Deferred sales inducements	6	—	44	—
Value of insurance in force acquired	78	111	125	(37)
Unearned revenue reserve	46	(22)	44	(25)
Income tax offset	164	1,380	51	(534)

Realized losses (gains), net of offsets	(306)	(2,565)	(96)	990

Income taxes on operating income	4,148	9,864	11,118	17,810

Pre-tax operating income	$16,855	$28,928	$37,217	$52,375

Pre-tax operating income (loss) by segment:
Traditional annuity	$7,004	$10,002	$17,366	$21,358
Traditional and universal life	11,935	15,500	24,402	27,659
Variable	619	509	(63)	753
Corporate and other	(2,703)	2,917	(4,488)	2,605

	$16,855	$28,928	$37,217	$52,375

FBL Financial Group, Inc.	June 30, 2004

A discussion of our operating results, by segment, follows.

Traditional Annuity Segment

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$2,016	$1,217	$3,721	$2,699
Net investment income	61,446	57,842	122,058	114,963
Derivative income (loss)	(1,034)	10,704	1,914	5,674

	62,428	69,763	127,693	123,336
Benefits and expenses	55,424	59,761	110,327	101,978

Pre-tax operating income	$7,004	$10,002	$17,366	$21,358

Other data
Annuity premiums collected, direct	$183,596	$58,975	$256,616	$124,303
Annuity premiums collected, assumed	99,637	176,625	172,072	297,936
Policy liabilities and accruals, end of period			4,371,693	3,524,253

Individual deferred annuity spread:
Weighted average yield on invested assets			6.09%	7.19%
Weighted average interest crediting rate/index cost			3.98	4.85

Spread			2.11%	2.34%

Individual traditional annuity withdrawal rate			5.7%	5.0%

Pre-tax operating income for the traditional annuity segment decreased 30.0% in the second quarter of 2004 to $7.0 million and 18.7% in the six months ended June 30, 2004 to $17.4 million due principally to decreases in individual deferred annuity spreads. Revenues, benefits, expenses and the volume of business in force increased in the six-month period of 2004 due primarily to increases in business assumed under the coinsurance agreement and in sales from our Farm Bureau Life and EquiTrust Life distribution channels. Direct premiums collected totaled $256.6 million in the six months ended June 30, 2004 compared to $124.3 million in the 2003 period due to $139.6 million in premiums collected related to the expansion of our EquiTrust Life distribution. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows, partially offset by the decline in our investment yield discussed above. Net investment income includes less than $0.1 million in the six months ended June 30, 2004 compared to $5.8 million in the respective 2003 period in fee income from bond calls and mortgage loan prepayments and in the acceleration (deceleration) of net discount accretion on mortgage and asset-backed securities. The decreases in derivative income in the 2004 periods are primarily due to decreases in the difference between the fair value of the call options and the remaining option costs, which are caused by changes in the indices on which our options are based. Benefits and expenses decreased $4.3 million in the second quarter of 2004 compared to 2003 due primarily to a decrease in index product benefits, partially offset by an increase in operating expenses. Total index product benefits, comprised of interest and index credits and the change in the value of the embedded derivative in index annuities, decreased to $13.7 million in the 2004 quarter compared to $21.8 million in the 2003 period. This decrease is primarily attributable to the impact of changes in the equity markets on the value of the embedded derivative. Benefits and expenses increased $8.3 million in the six-month period of 2004 primarily due to growth in the volume of business in force. Operating expenses in 2004 include $1.3 million in the second quarter and $2.0 million in the six-month period relating to the expansion of our EquiTrust Life distribution channel.

The decrease in the weighted average yield on invested assets is the result of the impact of decreases in market interest rates, decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on

FBL Financial Group, Inc.	June 30, 2004

mortgage and asset-backed securities and an increase in the average cash balance for the 2004 period. These decreases have been partially offset by reductions in crediting rates on most of our annuity products during 2003 and for certain of our products on January 1, 2004.

Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,025	$10,652	$22,119	$21,288
Traditional life insurance premiums and other income	34,738	35,281	68,472	66,654
Net investment income	34,060	36,032	67,682	72,493
Derivative loss	(75)	(24)	(7)	(67)

	79,748	81,941	158,266	160,368
Benefits and expenses	67,813	66,441	133,864	132,709

Pre-tax operating income	$11,935	$15,500	$24,402	$27,659

Other data
Life premiums collected, net of reinsurance	$48,159	$48,530	$95,402	$93,200
Policy liabilities and accruals, end of period			2,052,933	1,993,808
Direct life insurance in force, end of period (in millions)			25,395	24,365

Interest sensitive life insurance spread:
Weighted average yield on invested assets			6.62%	7.37%
Weighted average interest crediting rate/index cost			4.58	5.17

Spread			2.04%	2.20%

Pre-tax operating income for the traditional and universal life insurance segment decreased 23.0% in the second quarter of 2004 to $11.9 million and 11.8% in the six months ended June 30, 2004 to $24.4 million. Traditional life premiums decreased in the second quarter of 2004 due primarily to an increase in traditional life insurance premiums ceded, partially offset by an increase in sales of whole life products by our Farm Bureau Life agency force. Traditional life insurance premiums increased in the six months ended June 30, 2004 due primarily to sales of whole life products by our Farm Bureau Life agency force. Net investment income includes less than $0.1 million in the six months ended June 30, 2004 compared to $2.1 million in 2003 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. Net investment income also decreased due to the impact of the decline in market interest rates. The decrease in investment income is partially offset by decreases in interest credited to policyholders and policy dividends paid due to reductions in interest and dividend crediting rates. Benefits and expenses for the six-month period increased 0.9% to $133.9 million due primarily to an increase in operating expenses, partially offset by a decrease in death benefits. In total, interest sensitive and traditional death benefits decreased 2.8% to $34.4 million in the six-month period of 2004.

The decrease in the weighted average yield on invested assets is the result of decreases in market interest rates, decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities and an increase in the average cash balance for the 2004 period. These decreases have been partially offset by reductions in crediting rates on most of our interest sensitive life products during 2003 and for certain of our products on January 1, 2004.

FBL Financial Group, Inc.	June 30, 2004

Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$9,306	$8,737	$18,524	$17,238
Net investment income	3,380	3,433	6,734	6,791
Derivative income (loss)	(147)	—	21	—
Other income	236	193	516	443

	12,775	12,363	25,795	24,472
Benefits and expenses	12,156	11,854	25,858	23,719

Pre-tax operating income (loss)	$619	$509	$(63)	$753

Other data
Variable premiums collected, net of reinsurance	$38,350	$29,475	$71,881	$58,394
Policy liabilities and accruals, end of period			227,188	213,326
Separate account assets, end of period			500,976	392,708
Direct life insurance in force, end of period (in millions)			7,242	7,125

Revenues increased 5.4% in the six-month period of 2004 to $25.8 million due primarily to a $0.8 million increase in mortality and expense fee income, which is attributable to the growth in separate account assets. Benefits and expenses increased 9.0% to $25.9 million in the six months ended June 30, 2004 period due primarily to an increase in death benefits. Death benefits in excess of related account values on variable universal life policies increased to $6.7 million in the six months ended June 30, 2004 from $4.9 million in the 2003 period.

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

Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Accident and health insurance premiums	$184	$239	$258	$326
Net investment income	1,496	2,663	2,454	3,670
Derivative income (loss)	(803)	28	225	28
Other income	5,146	4,229	9,567	7,988

	6,023	7,159	12,504	12,012
Benefits and expenses	9,105	5,303	17,700	10,403

	(3,082)	1,856	(5,196)	1,609
Minority interest	21	(1,151)	(42)	(2,414)
Equity income, before tax	358	2,212	750	3,410

Pre-tax operating income (loss)	$(2,703)	$2,917	$(4,488)	$2,605

Net investment income includes mortgage prepayment fee income totaling $0.1 million in the second quarter of 2004 compared to $1.9 million in the 2003 period. This decrease is partially offset by investment income from a portion of the proceeds of our Senior Note offering. The derivative loss in the second quarter of 2004 is attributable to changes in the value of the conversion feature embedded in two convertible fixed maturity securities. The increase in benefits and expenses and decrease in minority interest in the 2004 periods are due primarily to the

FBL Financial Group, Inc.	June 30, 2004

reclassification of certain dividends to interest expense in connection with the adoption of Statement No. 150 and FASB Interpretation No. 46. See “Interest expense” for additional details regarding these reclassifications. Benefits and expenses for the second quarter of 2004 also include interest expense of $0.9 million on our Senior Notes. The decrease in equity income is due primarily to no longer recording equity income from our investment in AEL as discussed in the equity income section above.

Financial Condition

Investments

Our total investment portfolio increased 4.7% to $6,636.9 million at June 30, 2004 compared to $6,341.7 million at December 31, 2003. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities.

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

Our investment portfolio is summarized in the table below:

	June 30, 2004		December 31, 2003
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$4,612,647	69.5%	$4,486,519	70.7%
144A private placement	743,646	11.2	645,917	10.2
Private placement	268,374	4.0	260,945	4.1

Total fixed maturities	5,624,667	84.7	5,393,381	85.0
Equity securities	68,342	1.0	66,730	1.1
Mortgage loans on real estate	684,281	10.3	632,864	9.9
Derivative instruments	7,158	0.1	2,657	—
Investment real estate:
Acquired for debt	655	—	1,359	0.1
Investment	24,143	0.4	26,441	0.4
Policy loans	177,088	2.7	177,547	2.8
Other long-term investments	1,301	—	5,391	0.1
Short-term investments	49,275	0.8	35,331	0.6

Total investments	$6,636,910	100.0%	$6,341,701	100.0%

As of June 30, 2004, 94.9% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2004, the investment in non-investment grade debt was 5.1% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of June 30, 2004 and December 31, 2003 is as follows:

FBL Financial Group, Inc.	June 30, 2004

	June 30, 2004
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$724,826	$637,120	$49,371	$87,706	$(4,178)
Manufacturing	424,769	369,854	24,219	54,915	(2,158)
Mining	165,674	135,698	9,796	29,976	(1,622)
Retail trade	84,189	53,794	4,223	30,395	(471)
Services	75,595	63,436	2,320	12,159	(1,145)
Transportation	124,270	86,154	5,815	38,116	(1,661)
Public utilities	169,876	116,676	6,762	53,200	(3,196)
Private utilities and related sectors	280,178	222,847	15,128	57,331	(1,759)
Other	110,660	89,732	4,283	20,928	(321)

Total corporate securities	2,160,037	1,775,311	121,917	384,726	(16,511)
Mortgage and asset-backed securities	2,837,310	1,467,473	45,610	1,369,837	(36,840)
United States Government and agencies	405,237	136,884	4,776	268,353	(13,477)
State, municipal and other governments	222,083	114,237	5,132	107,846	(4,490)

Total	$5,624,667	$3,493,905	$177,435	$2,130,762	$(71,318)

	December 31, 2003
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Banking	$646,427	$632,340	$65,236	$14,087	$(694)
Manufacturing	426,346	382,241	33,296	44,105	(1,546)
Mining	134,422	126,755	12,349	7,667	(329)
Retail trade	80,309	64,616	5,769	15,693	(1,087)
Services	65,127	58,725	2,898	6,402	(503)
Transportation	67,990	43,450	5,054	24,540	(1,834)
Public utilities	182,206	145,365	10,773	36,841	(2,201)
Private utilities and related sectors	297,243	263,912	23,136	33,331	(1,430)
Other	84,961	75,268	5,883	9,693	(130)

Total corporate securities	1,985,031	1,792,672	164,394	192,359	(9,754)
Mortgage and asset-backed securities	2,906,738	2,266,902	67,632	639,836	(16,139)
United States Government and agencies	340,118	232,478	8,939	107,640	(8,495)
State, municipal and other governments	161,494	117,656	6,635	43,838	(1,535)

Total	$5,393,381	$4,409,708	$247,600	$983,673	$(35,923)

FBL Financial Group, Inc.	June 30, 2004

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S & P) rating equivalents, of fixed maturity securities.

		June 30, 2004		December 31, 2003
NAIC Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,135,628	73.5%	$3,980,279	73.8%
2	BBB	1,200,988	21.4	1,091,915	20.2

	Total investment grade	5,336,616	94.9	5,072,194	94.0
3	BB	196,118	3.5	215,144	4.0
4	B	60,477	1.1	70,657	1.3
5	CCC, CC, C	31,374	0.5	24,966	0.5
6	In or near default	82	—	10,420	0.2

	Total below investment grade	288,051	5.1	321,187	6.0

	Total fixed maturities	$5,624,667	100.0%	$5,393,381	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables set forth the composition by credit quality of the fixed maturity securities with gross unrealized losses.

		June 30, 2004
NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,824,666	85.6%	$(58,041)	81.4%
2	BBB	244,427	11.5	(10,125)	14.2

	Total investment grade	2,069,093	97.1	(68,166)	95.6
3	BB	30,827	1.5	(2,107)	2.9
4	B	23,719	1.1	(865)	1.2
5	CCC, CC, C	7,121	0.3	(141)	0.2
6	In or near default	2	—	(39)	0.1

	Total below investment grade	61,669	2.9	(3,152)	4.4

	Total	$2,130,762	100.0%	$(71,318)	100.0%

		December 31, 2003
NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$803,326	81.6%	$(27,103)	75.5%
2	BBB	114,898	11.7	(3,845)	10.7

	Total investment grade	918,224	93.3	(30,948)	86.2
3	BB	34,017	3.5	(1,873)	5.2
4	B	23,289	2.4	(2,630)	7.3
5	CCC, CC, C	8,088	0.8	(430)	1.2
6	In or near default	55	—	(42)	0.1

	Total below investment grade	65,449	6.7	(4,975)	13.8

	Total	$983,673	100.0%	$(35,923)	100.0%

FBL Financial Group, Inc.	June 30, 2004

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	June 30, 2004
	Number of Issuers	Amortized Cost	Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Three months or less	87	$1,115,040	$(19,027)	$1,096,013
Greater than three months to six months	19	142,214	(7,952)	134,262
Greater than six months to nine months	21	337,644	(10,325)	327,319
Greater than nine months to twelve months	24	330,488	(12,390)	318,098
Greater than twelve months	30	276,694	(21,624)	255,070

Total		$2,202,080	$(71,318)	$2,130,762

	December 31, 2003
	Number of Issuers	Amortized Cost	Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Three months or less	28	$379,843	$(5,372)	$374,471
Greater than three months to six months	21	272,894	(9,077)	263,817
Greater than six months to nine months	14	180,207	(14,912)	165,295
Greater than nine months to twelve months	8	93,261	(760)	92,501
Greater than twelve months	27	93,391	(5,802)	87,589

Total		$1,019,596	$(35,923)	$983,673

The scheduled maturity dates for fixed maturity securities in an unrealized loss position are as follows:

	June 30, 2004		December 31, 2003
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$—	$—	$508	$—
Due after one year through five years	13,538	(461)	16,115	(1,197)
Due after five years through ten years	101,719	(3,456)	41,307	(2,438)
Due after ten years	636,365	(29,817)	285,907	(16,149)

	751,622	(33,734)	343,837	(19,784)
Mortgage and asset-backed securities	1,369,837	(36,840)	639,836	(16,139)
Redeemable preferred stocks	9,303	(744)	—	—

Total	$2,130,762	(71,318)	$983,673	$(35,923)

Included in the above table are 255 securities from 147 issuers at June 30, 2004 and 136 securities from 80 issuers at December 31, 2003. These increases are primarily due to increases in market interest rates between December 31, 2003 and June 30, 2004. Approximately 95.6% at June 30, 2004 and 86.2% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Investment grade securities are defined as those securities rated a “1” or “2” by the Securities Valuation Office of the NAIC. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 4.4% at June 30, 2004 and 13.8% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

FBL Financial Group, Inc.	June 30, 2004

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.

We believe the issuers of the securities in an unrealized loss position will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.1 million at June 30, 2004. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $4.2 million at June 30, 2004. The $4.2 million unrealized loss from one issuer relates to 5 different securities that are backed by different pools of residential mortgage loans. All 5 securities are rated investment grade and the largest unrealized loss on any one security totaled $2.0 million at June 30, 2004.

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

	June 30, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Due in one year or less	$79,499	$81,114	$65,800	$67,250
Due after one year through five years	332,928	355,273	370,478	399,612
Due after five years through ten years	587,912	619,187	530,340	580,072
Due after ten years	1,617,209	1,651,682	1,302,426	1,374,064

	2,617,548	2,707,256	2,269,044	2,420,998
Mortgage and asset-backed securities	2,828,540	2,837,310	2,855,245	2,906,738
Redeemable preferred stocks	72,462	80,101	57,415	65,645

Total	$5,518,550	$5,624,667	$5,181,704	$5,393,381

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

FBL Financial Group, Inc.	June 30, 2004

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

	June 30, 2004
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,750,590	$1,779,921	$1,760,255	31.3%
Pass through	236,606	236,047	235,850	4.2
Planned and targeted amortization class	340,058	344,344	332,028	5.9
Other	191,103	192,680	188,259	3.3

Total residential mortgage-backed securities	2,518,357	2,552,992	2,516,392	44.7
Commercial mortgage-backed securities	217,429	213,191	227,015	4.0
Other asset-backed securities	92,754	92,307	93,903	1.7

Total mortgage and asset-backed securities	$2,828,540	$2,858,490	$2,837,310	50.4%

	December 31, 2003
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,592,483	$1,611,585	$1,625,897	30.2%
Pass through	250,555	249,800	254,309	4.7
Planned and targeted amortization class	412,047	416,235	411,526	7.6
Other	297,652	299,462	295,023	5.5

Total residential mortgage-backed securities	2,552,737	2,577,082	2,586,755	48.0
Commercial mortgage-backed securities	203,265	200,209	218,348	4.0
Other asset-backed securities	99,243	99,427	101,635	1.9

Total mortgage and asset-backed securities	$2,855,245	$2,876,718	$2,906,738	53.9%

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

FBL Financial Group, Inc.	June 30, 2004

Equity securities totaled $68.3 million at June 30, 2004 and $66.7 million at December 31, 2003. Gross unrealized gains totaled $11.2 million and gross unrealized losses totaled $0.1 million at June 30, 2004. At December 31, 2003, gross unrealized gains totaled $11.5 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in AEL which totaled $54.9 million at June 30, 2004 and $52.3 million at December 31, 2003.

Mortgage loans totaled $684.3 million at June 30, 2004 and $632.9 million at December 31, 2003. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for 0.1% at June 30, 2004 and 0.2% at December 31, 2003, of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	June 30, 2004		December 31, 2003
Collateral Type	Mortgage Loan Carrying Value	Percent of Total	Mortgage Loan Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$290,865	42.5%	$258,062	40.8%
Retail	211,800	31.0	198,187	31.3
Industrial	171,334	25.0	168,350	26.6
Other	10,282	1.5	8,265	1.3

Total	$684,281	100.0%	$632,864	100.0%

	June 30, 2004		December 31, 2003
Region of the United States	Mortgage Loan Carrying Value	Percent of Total	Mortgage Loan Carrying Value	Percent of Total
	(Dollars in thousands)
Pacific	$145,600	21.3%	$148,566	23.5%
East North Central	132,485	19.4	113,692	18.0
South Atlantic	103,372	15.1	86,046	13.6
West North Central	91,540	13.4	72,247	11.4
Mountain	88,845	13.0	91,867	14.5
West South Central	68,644	10.0	70,488	11.1
Other	53,795	7.8	49,958	7.9

Total	$684,281	100.0%	$632,864	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 7.6 years at June 30, 2004 and 6.2 years at December 31, 2003. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 6.0 at June 30, 2004 and 5.3 at December 31, 2003. The increase in the weighted average life and effective duration of the fixed income portfolio is due primarily to a decrease in expected prepayments on our mortgage-backed portfolio as a result of increases in long-term interest rates.

Other Assets

Cash and cash equivalents totaled $337.7 million at June 30, 2004 and $233.9 million at December 31, 2003. The amount of cash and cash equivalents will fluctuate from period to period depending on many different factors, including our outlook for long-term interest rates and the timing of the settlement of security purchases and sales. Deferred policy acquisition costs increased 9.8% to $582.3 million and deferred sales inducements increased 51.7% to $59.4 million at June 30, 2004 due primarily to capitalization of costs incurred with new sales. Other assets increased 73.2% to $54.2 million due primarily to an increase in receivables for securities sold. Assets held in separate accounts increased 8.0% to $501.0 million at June 30, 2004 due primarily to appreciation in the value of investments and the transfer of net premiums to the separate accounts.

FBL Financial Group, Inc.	June 30, 2004

The securities and indebtedness of related parties line on the consolidated balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Berthel Fisher and Company and affiliates	$4,413	$4,249
Investment partnerships (5 in 2004 and 2003)	1,302	1,531
Real estate investment partnerships (3 in 2004 and 4 in 2003)	11,436	11,560
Mortgage loans and other	6,051	6,064

	23,202	23,404
Proportionate share of net unrealized investment losses of equity investees	(815)	(1,558)

Securities and indebtedness of related parties	$22,387	$21,846

Liabilities

Policy liabilities and accruals and other policyholders’ funds increased 6.6% to $6,718.1 million at June 30, 2004 primarily due to increases in the volume of business in force. Short-term debt decreased $45.3 million due to the partial redemption of our Series C preferred stock on January 2, 2004. Long-term debt increased due to a $46.0 million draw on our line of credit in January 2004 to fund the partial redemption of our Series C preferred stock and the issuance of $75.0 million of Senior Notes in April 2004. Other liabilities increased 33.3% to $181.0 million at June 30, 2004 due primarily to an increase in payables for security purchases. At June 30, 2004, we had total liabilities of $7,749.4 million, a 7.6% increase from total liabilities at December 31, 2003.

Stockholders’ Equity

Stockholders’ equity decreased 2.7%, to $727.3 million at June 30, 2004, compared to $747.8 million at December 31, 2003. This decrease is principally attributable to the change in unrealized appreciation/depreciation on fixed maturity and equity securities and dividends paid, partially offset by net income for the six-month period.

At June 30, 2004, common stockholders’ equity was $724.3 million, or $25.27 per share, compared to $744.8 million, or $26.42 per share at December 31, 2003. Included in stockholders’ equity per common share is $2.50 at June 30, 2004 and $4.31 at December 31, 2003 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $49.8 million during the six months ended June 30, 2004, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

Liquidity

FBL Financial Group, Inc.

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings and (vi) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries and other expenses related to providing these management services, tax payments, dividends on outstanding stock and interest on our parent company debt.

On April 12, 2004, we issued $75.0 million of 5.85% Senior Notes (Senior Notes) due April 15, 2014. Interest on the Senior Notes will be paid semi-annually beginning October 15, 2004. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock agreement. We intend to use the net

FBL Financial Group, Inc.	June 30, 2004

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

We paid cash dividends on our common and preferred stock during the six-month period totaling $6.1 million in 2004 and $6.3 million in 2003. Interest payments on our debt totaled $3.0 million for the 2004 period and $0.3 million for the 2003 period. It is anticipated quarterly cash dividend requirements for the remainder of 2004 will be $0.10 per common and Series C redeemable preferred share and $0.0075 per Series B redeemable preferred share or approximately $6.2 million. In addition, interest payments on our debt, assuming no changes to the variable rate charged on our line of credit borrowings, are estimated to be $5.2 million for the remainder of 2004.

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

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa insurance commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. On December 31, 2003, Farm Bureau Life transferred the stock of EquiTrust Life to FBL Financial Group, Inc. through an “extraordinary” dividend, which was approved by the Iowa Insurance Commissioner. As a result, Farm Bureau Life will not be able to distribute dividends to FBL Financial Group, Inc. during 2004 without further regulatory approval. During the remainder of 2004, the maximum amount legally available for distribution to FBL Financial Group, Inc. from EquiTrust Life without further regulatory approval is approximately $13.4 million.

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

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2004, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $90.6 million at June 30, 2004.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment

FBL Financial Group, Inc.	June 30, 2004

purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three- and six-month periods ended June 30, 2004, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $393.7 million in six months ended June 30, 2004 and $421.9 million in the six months ended June 30, 2003. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2004, included $49.3 million of short-term investments, $337.7 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $978.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Contractual Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2003, we had contractual obligations totaling $761.7 million with payments due as follows: less than one year – $156.9 million, one-to-three years – $138.2 million, four-to-five years – $42.8 million and after five years – $423.8 million. On January 2, 2004, we borrowed $46.0 million under our revolving line of credit agreement which is due October 31, 2005. In addition, on April 12, 2004, we completed our $75.0 million Senior Notes offering which is due April 15, 2014. There have been no other material changes to our total contractual obligations since December 31, 2003.

Cautionary Statement Regarding Forward Looking Information

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.

•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.

•	Extraordinary acts of nature or man may result in higher than expected claim activity.

FBL Financial Group, Inc.	June 30, 2004

•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 through April 30, 2004	—	$—	Not applicable	Not applicable
May 1, 2004 through May 31, 2004	—	—	Not applicable	Not applicable
June 1, 2004 through June 30, 2004	1,200	26.56	Not applicable	Not applicable

Total	1,200	$26.56	Not applicable	Not applicable

(1)	Our 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	June 30, 2004

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                       The Company’s annual shareholders meeting was held on May 14, 2004.

(b) and (c) (i)      Election of the following Class A directors to the Company’s Board of Directors:

	For	Withheld
Jerry L. Chicoine	37,991,022	148,180
John W. Creer	37,991,122	148,080
Tim H. Gill	38,010,410	128,792
Robert H. Hanson	38,009,945	129,257
Paul E. Larson	37,999,675	139,527
Edward W. Mehrer	38,010,340	128,862
William J. Oddy	37,820,378	318,824
John E. Walker	36,266,832	1,872,370

(ii)	Election of the following Class B directors to the Company’s Board of Directors:

	For	Withheld
Steve L. Baccus	1,192,990	–
O. Al Christopherson	1,192,990	–
Jerry C. Downin	1,192,990	–
Craig A. Lang	1,192,990	–
Frank S. Priestley	1,192,990	–

(iii)	Approval of an amendment to the Articles of Incorporation. Shareholders cast 39,177,958 votes for and 149,320 votes against the amendment to the Articles of Incorporation. There were 4,913 abstentions and no broker non-votes.

(iv)	Approval of an amendment to the Bylaws. Shareholders cast 37,984,968 votes for and 149,320 votes against the amendment to the Bylaws. There were 4,913 abstentions and no broker non-votes.

(iv)	Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2004. Shareholders cast 38,899,068 votes for and 421,298 votes against the appointment of Ernst & Young LLP. There were 11,825 abstentions and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000

3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003

3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004

3(ii)	Second Restated Bylaws, adopted May 14, 2004

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004

FBL Financial Group, Inc.	June 30, 2004

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

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (E)

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (E)

4.5	Credit Agreement and related Schedules and Exhibits dated as of December 18, 2003 between FBL Financial Group, Inc. and LaSalle Bank National Association (F)

4.5(a)	Amendment No. 1 to Credit Agreement dated as of April 1, 2004 between FBL Financial Group, Inc. and LaSalle Bank National Association and Bankers Trust Company, N.A. (G)

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)

4.7	Form of 5.85% Senior Note Due 2014 (G)

10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 14, 2003 (F) *

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (A)

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)

10.10	Management Performance Plan (1996) sponsored by Farm Bureau Mutual Insurance Company (A) *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3

Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of July 1, 2002 between the Company and John E. Tatum (D) *

99.4	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (D) *

*	exhibit relates to a compensatory plan for management or directors

FBL Financial Group, Inc.	June 30, 2004

Incorporated by reference to:

(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917
(F)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(G)	Form S-4 filed on May 5, 2004, File No. 333-115197

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2004:

On May 14, 2004, a Form 8-K was filed in connection with a news release reporting that the Company held its annual meeting. A copy of the news release was filed with the Form 8-K.

On April 28, 2004, a Form 8-K was filed in connection with a news release reporting the Company’s financial results for the three months ended March 31, 2004. A copy of the news release was furnished with the Form 8-K.

On April 2, 2004, a Form 8-K was filed in connection with a news release reporting a $75.0 million senior notes offering. A copy of the news release was filed with the Form 8-K.

FBL Financial Group, Inc.	June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2004

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)