Form 10-Q
period 2004-09-30
FBL FINANCIAL GROUP INC
filed 2004-11-02
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number:  1-11917

FBL Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Iowa	42-1411715

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5400 University Avenue, West Des Moines, Iowa	50266-5997

(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,500,230 shares of Class A common stock and 1,192,990 shares of Class B common stock as of October 28, 2004.

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Income	4
Consolidated Statements of Changes in Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	41
SIGNATURES	43
Exhibit 4.8 Revolving Demand Note
Exhibit 4.9 Revolving Demand Note
Exhibit 10.1(A) Form of Stock Option Agreement
Exhibit 10.17 First Amendment to the Coinsurance Agreement
Exhibit 31.1 Certification Pursuant to Section 302
Exhibit 31.2 Certification Pursuant to Section 302
Exhibit 32 Certification Pursuant to Section 906
Exhibit 99.5 Form of Restricted Stock Agreement

ITEM 1. FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2004 - $5,981,616; 2003 - $5,181,704)	$6,233,215	$5,393,381
Equity securities – available for sale, at market (cost: 2004 - $57,243; 2003 - $55,264)	65,832	66,730
Mortgage loans on real estate	717,326	632,864
Derivative instruments	7,435	2,657
Investment real estate, less allowances for depreciation of $6,201 in 2004 and $5,529 in 2003	24,020	27,800
Policy loans	177,012	177,547
Other long-term investments	1,300	5,391
Short-term investments	60,644	35,331

Total investments	7,286,784	6,341,701
Cash and cash equivalents	22,131	233,858
Securities and indebtedness of related parties	22,043	21,846
Accrued investment income	69,806	52,925
Amounts receivable from affiliates	5,910	4,950
Reinsurance recoverable	103,386	116,991
Deferred policy acquisition costs	571,484	530,580
Deferred sales inducements	66,106	39,143
Value of insurance in force acquired	45,419	47,327
Property and equipment, less allowances for depreciation of $60,561 in 2004 and $57,090 in 2003	41,746	36,757
Current income taxes recoverable	1,102	16,761
Goodwill	11,170	11,170
Other assets	38,964	31,289
Assets held in separate accounts	505,637	463,772

Total assets	$8,791,688	$7,949,070

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$5,217,590	$4,594,869
Traditional life insurance and accident and health products	1,158,054	1,132,084
Unearned revenue reserve	29,509	29,962
Other policy claims and benefits	21,152	23,336

	6,426,305	5,780,251
Other policyholders’ funds:
Supplementary contracts without life contingencies	366,607	353,422
Advance premiums and other deposits	166,159	154,736
Accrued dividends	12,062	13,658

	544,828	521,816

Amounts payable to affiliates	960	145
Short-term debt	–	45,280
Long-term debt	262,803	140,200
Deferred income taxes	123,317	113,886
Other liabilities	122,478	135,732
Liabilities related to separate accounts	505,637	463,772

Total liabilities	7,986,328	7,201,082

Minority interest in subsidiaries	186	161

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 27,495,858 shares in 2004 and 26,997,928 shares in 2003	61,245	51,609
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,522
Accumulated other comprehensive income	137,313	121,552
Retained earnings	596,092	564,144

Total stockholders’ equity	805,174	747,827

Total liabilities and stockholders’ equity	$8,791,688	$7,949,070

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Interest sensitive and index product charges	$22,437	$21,027	$66,757	$62,277
Traditional life insurance premiums	31,337	31,232	99,809	97,886
Accident and health premiums	27	65	285	391
Net investment income	106,807	98,541	305,735	296,458
Derivative income (loss)	(8,463)	2,078	(6,310)	7,713
Realized gains (losses) on investments	601	(318)	1,294	(1,434)
Other income	5,531	3,980	15,614	12,411

Total revenues	158,277	156,605	483,184	475,702
Benefits and expenses:
Interest sensitive and index product benefits	57,789	62,664	184,010	190,223
Traditional life insurance and accident and health benefits	20,519	19,377	63,401	58,008
Increase in traditional life and accident and health future policy benefits	8,567	7,069	26,118	25,462
Distributions to participating policyholders	5,845	6,381	18,676	20,620
Underwriting, acquisition and insurance expenses	36,434	33,965	110,972	96,845
Interest expense	3,171	2,406	8,169	2,632
Other expenses	4,548	3,626	13,778	10,940

Total benefits and expenses	136,873	135,488	425,124	404,730

	21,404	21,117	58,060	70,972
Income taxes	(7,414)	(7,921)	(18,321)	(24,004)
Minority interest in earnings (loss) of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	–	–	–	(2,425)
Other	(26)	11	(68)	22
Equity income, net of related income taxes	487	1,534	975	3,751

Net income	14,451	14,741	40,646	48,316
Dividends on Series B and C preferred stock	(37)	(37)	(112)	(2,259)

Net income applicable to common stock	$14,414	$14,704	$40,534	$46,057

Earnings per common share	$0.50	$0.53	$1.42	$1.65

Earnings per common share – assuming dilution	$0.49	$0.51	$1.39	$1.62

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders'
	Stock	Stock	Stock	Income	Earnings	Equity
Balance at January 1, 2003	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363
Comprehensive income:
Net income for nine months ended September 30, 2003	–	–	–	–	48,316	48,316
Change in net unrealized investment gains/losses	–	–	–	24,052	–	24,052

Total comprehensive income						72,368
Issuance of 317,362 shares of common stock under compensation and stock option plans, including related income tax benefit	–	5,558	–	–	–	5,558
Adjustment resulting from capital transactions of equity investee	–	(67)	(10)	–	–	(77)
Dividends on preferred stock	–	–	–	–	(2,259)	(2,259)
Dividends on common stock	–	–	–	–	(8,378)	(8,378)

Balance at September 30, 2003	$3,000	$49,484	$7,523	$119,197	$549,371	$728,575

Balance at January 1, 2004	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827
Comprehensive income:
Net income for nine months ended September 30, 2004	–	–	–	–	40,646	40,646
Change in net unrealized investment gains/losses	–	–	–	15,761	–	15,761

Total comprehensive income						56,407
Net issuance of 497,930 shares of common stock under compensation and stock option plans, including related income tax benefit	–	9,623	–	–	–	9,623
Adjustment resulting from capital transactions of equity investee	–	13	2	–	–	15
Dividends on preferred stock	–	–	–	–	(112)	(112)
Dividends on common stock	–	–	–	–	(8,586)	(8,586)

Balance at September 30, 2004	$3,000	$61,245	$7,524	$137,313	$596,092	$805,174

Comprehensive income (loss) totaled $80.0 million in the third quarter of 2004 and ($12.2) million in the third quarter of 2003.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income	$40,646	$48,316
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding bonus interest	166,702	148,821
Change in fair value of embedded derivatives	(14,435)	9,338
Charges for mortality and administration	(62,530)	(59,565)
Deferral of unearned revenues	698	1,010
Amortization of unearned revenue reserve	(1,247)	(1,145)
Amortization of deferred sales inducements	4,460	2,784
Provision for depreciation and amortization	1,815	(11,602)
Equity income	(975)	(3,751)
Realized losses (gains) on investments	(1,294)	1,434
Increase in traditional life and accident and health benefit accruals	26,118	25,462
Policy acquisition costs deferred	(88,085)	(87,615)
Amortization of deferred policy acquisition costs	37,041	32,713
Provision for deferred income taxes	1,099	(9,020)
Other	15,530	3,083

Net cash provided by operating activities	125,543	100,263

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	1,066,430	1,305,958
Equity securities – available for sale	471	4,192
Mortgage loans on real estate	31,682	58,353
Investment real estate	3,939	419
Policy loans	28,169	28,465
Other long-term investments	–	1,002
Short-term investments – net	–	14,432

	1,130,691	1,412,821
Acquisition of investments:
Fixed maturities – available for sale	(1,865,115)	(1,871,289)
Equity securities – available for sale	(464)	(3,344)
Mortgage loans on real estate	(116,106)	(140,698)
Derivative instruments	(5,602)	–
Investment real estate	(1,016)	(4,586)
Policy loans	(27,634)	(27,850)
Other long-term investments	–	(525)
Short-term investments – net	(25,313)	–

	(2,041,250)	(2,048,292)

Proceeds from disposal, repayments of advances and other distributions from equity investees	1,941	5,626
Investments in and advances to equity investees	–	(12,876)
Net purchases of property and equipment and other	(13,968)	(8,756)

Net cash used in investing activities	(922,586)	(651,477)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	$843,814	$868,004
Return of policyholder account balances on interest sensitive and index products	(333,978)	(294,717)
Proceeds from long-term debt	121,504	–
Redemption of Series C preferred stock	(45,280)	–
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	–	(2,425)
Other distributions related to minority interests – net	(43)	(65)
Issuance of common stock	7,997	4,846
Dividends paid	(8,698)	(9,172)

Net cash provided by financing activities	585,316	566,471

Increase (decrease) in cash and cash equivalents	(211,727)	15,257
Cash and cash equivalents at beginning of period	233,858	263,011

Cash and cash equivalents at end of period	$22,131	$278,268

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,679	$1,890
Income taxes	464	23,255
Non-cash operating activity:
Deferral of sales inducements	35,703	15,554
Non-cash financing activity:
Refinancing of short-term debt	–	40,000

See accompanying notes.

FBL Financial Group, Inc.	September 30, 2004

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

1.          Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2003 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

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

	September 30, 2004		December 31, 2003
	Separate		Separate
	Account	Net Amount	Account	Net Amount
Type of Guarantee	Balance	at Risk	Balance	at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$191,170	$9,553	$190,172	$10,068
Return the greater of highest anniversary value or net deposits	135,367	3,662	85,666	2,745
Return the greater of last anniversary value or net deposits	55,080	1,424	42,070	1,389
Incremental death benefit	393,324	11,627	234,799	10,500

Total		$26,266		$24,702

The separate account assets are principally comprised of stock and bond mutual funds. The reserve for GMDBs and IDBs at September 30, 2004, determined using scenario-based modeling techniques and industry mortality assumptions, totaled $0.4 million and the reserve at December 31, 2003 totaled $0.8 million. The weighted average age of the contract holders with a GMDB or IDB rider was 56 years at September 30, 2004 and 55 years at December 31, 2003. Incurred benefits for GMDBs and IDBs for the third quarter totaled less than $0.1 million for 2004 and 2003 and for the nine months ended September 30 totaled ($0.2) million for 2004, excluding the impact of

FBL Financial Group, Inc.	September 30, 2004

the adoption of SOP 03-1, and $0.1 million for 2003. Paid benefits for GMDBs and IDBs totaled $0.1 million for the third quarter of 2004 and the nine-month periods of 2004 and 2003. We did not pay any benefits for GMDBs or IDBs in the third quarter of 2003. The adoption of SOP 03-1 provisions relating to GMDBs and IDBs resulted in no change to net income for the third quarter of 2004 and an increase to net income of less than $0.1 million for the nine months ended September 30, 2004 (less than $0.01 per common share – basic and diluted).

Certain of our annuity contracts contain either a premium bonus credited to the contract holder’s account balance or a bonus interest crediting rate which applies to the first contract year only. These sales inducements are deferred and amortized over the expected life of the contracts based on the emergence of gross profits. Sales inducements deferred in the third quarter totaled $16.1 million in 2004 and $6.0 million in 2003 and amounts amortized totaled $1.6 million in 2004 and $1.0 million in 2003. Sales inducements deferred in the nine-month period totaled $35.7 million in 2004 and $15.6 million in 2003 and amounts amortized totaled $4.5 million in 2004 and $2.8 million in 2003. The unamortized sales inducement balance totaled $66.1 million at September 30, 2004 and $39.1 million at December 31, 2003. Beginning January 1, 2004, the deferred sales inducements are reported separately on the balance sheet and the amortization of deferred sales inducements is reported in interest sensitive and index product benefits on the consolidated statement of income. Amounts related to sales inducements in the 2003 consolidated financial statements, previously reported with deferred policy acquisition costs, have been reclassified to conform to the 2004 financial statement presentation. The adoption of SOP 03-1 provisions relating to sales inducements had no impact on net income for the third quarter or nine-month periods ended September 30, 2004.

Effective July 1, 2003, we adopted Statement of Financial Accounting Standards (Statement) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 codifies several Derivatives Implementation Group (DIG) issues, including DIG Issue C18, “Scope Exceptions: Shortest Period Criterion for Applying the Regular-Way Security Trades Exception to When-Issued Securities or Other Securities That Do Not Yet Exist.” DIG Issue C18 clarifies the applicability of Statement No. 133 to when-issued securities by holding that the regular-way security trade exception may not be applied to securities which are not settled within the shortest period possible for that security. If settlement does not occur within the shortest period possible, there is deemed to be a forward contract for the purchase of that security which is subject to fair value accounting under Statement No. 133. We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income (loss). The adoption of Statement No. 149 resulted in no change to net income for the third quarter of 2004 and an increase to net income of less than $0.1 million for the nine months ended September 30, 2004.

Effective July 1, 2003, we also adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Upon adoption of this Statement, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt on our consolidated balance sheet. There were no adjustments to the carrying values of these instruments upon reclassification. Also, in accordance with Statement No. 150, amounts previously classified as dividends on these financial instruments ($2.3 million in the third quarter and nine month period of 2003, $1.8 million in the third quarter of 2004 and $5.3 million for the nine month period of 2004) are recorded as interest expense. All changes in classifications made due to the adoption of Statement No. 150 were made on a prospective basis only as reclassification of prior period amounts was not permitted. The adoption of Statement No. 150 resulted in a $1.1 million decrease to net income in the third quarter and nine month period of 2003, $0.5 million decrease to net income for the third quarter of 2004 and a $1.6 million decrease to net income for the nine months ended September 30, 2004. The adoption of Statement No. 150 did not impact net income applicable to common stock or earnings per common share.

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

FBL Financial Group, Inc.	September 30, 2004

is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. This guidance applies to general account investments supporting our variable alliance business. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.7 million at September 30, 2004 and $0.5 million at December 31, 2003, and the fair value of the embedded derivatives pertaining to funds withheld on variable business ceded by us was less than $0.1 million at September 30, 2004 and December 31, 2003. Net income increased by less than $0.1 million for the third quarter of 2004 and nine months ended September 30, 2004 as a result of adopting DIG B36.

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

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. This additional guidance is expected to be issued during and be effective for the fourth quarter of 2004. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

FBL Financial Group, Inc.	September 30, 2004

Stock-Based Compensation

Under Statement No. 123, we use the prospective method for the expensing of stock options issued after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$14,451	$14,741	$40,646	$48,316
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	415	100	952	280
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(621)	(228)	(1,430)	(664)

Net income, pro forma	$14,245	$14,613	$40,168	$47,932

Earnings per common share, as reported	$0.50	$0.53	$1.42	$1.65

Earnings per common share, pro forma	$0.50	$0.52	$1.40	$1.64

Earnings per common share – assuming dilution, as reported	$0.49	$0.51	$1.39	$1.62

Earnings per common share – assuming dilution, pro forma	$0.49	$0.51	$1.38	$1.61

Income Taxes

The effective tax rate for the third quarter was 34.6% in 2004 and 37.5% in 2003 and for the nine-month period was 31.6% in 2004 compared to 33.8% in 2003. The decrease in the effective tax rate for the nine-month period is primarily attributable to the reversal of a tax accrual totaling $1.6 million during the second quarter of 2004. During the second quarter of 2004, based on events and analysis performed during the quarter, we determined that a tax accrual was no longer necessary and a related benefit totaling $1.6 million was recorded.

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

FBL Financial Group, Inc.	September 30, 2004

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

In December 2003, we entered into a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings accrues at a variable rate (2.66% at September 30, 2004). Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. In January 2004, we borrowed $46.0 million on this line of credit to fund the partial redemption of our Series C preferred stock discussed above.

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

3.          Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At September 30, 2004, management is not aware of any claims for which a material loss is reasonably possible.

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

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.7 million. Pool losses are capped at $7.2 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $2.7 million per event. In April 2004, we purchased additional catastrophic coverage which provides $10.0 million of coverage for losses in excess of $7.0 million per event.

FBL Financial Group, Inc.	September 30, 2004

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

4.          Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income	$14,451	$14,741	$40,646	$48,316
Dividends on Series B and C preferred stock	(37)	(37)	(112)	(2,259)

Numerator for earnings per common share – income available to common stockholders	$14,414	$14,704	$40,534	$46,057

Denominator:
Weighted average shares	28,634,083	27,973,868	28,528,899	27,887,905
Deferred common stock units related to directors compensation plan	23,620	19,285	22,769	18,074

Denominator for earnings per common share – weighted-average shares	28,657,703	27,993,153	28,551,668	27,905,979
Effect of dilutive securities – employee stock options	494,531	638,588	561,854	526,080

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,152,234	28,631,741	29,113,522	28,432,059

Earnings per common share	$0.50	$0.53	$1.42	$1.65

Earnings per common share – assuming dilution	$0.49	$0.51	$1.39	$1.62

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

FBL Financial Group, Inc.	September 30, 2004

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

The corporate and other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

•	investments and related investment income not specifically allocated to our product segments;
•	interest expense and minority interest pertaining to distributions on trust preferred securities;
•	accident and health insurance products, primarily a closed block of group policies;
•	advisory services for the management of investments and other companies;
•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
•	leasing services, primarily with affiliates.

Financial information concerning our operating segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Operating revenues:
Traditional annuity	$60,328	$62,724	$188,021	$186,060
Traditional and universal life	76,963	76,796	235,229	237,164
Variable	13,517	12,274	39,312	36,746
Corporate and other	6,871	5,136	19,375	17,148

	157,679	156,930	481,937	477,118
Realized gains (losses) on investments (A)	598	(325)	1,247	(1,416)

Consolidated revenues	$158,277	$156,605	$483,184	$475,702

Pre-tax operating income (loss):
Traditional annuity	$9,057	$10,176	$26,423	$31,534
Traditional and universal life	12,513	12,707	36,915	40,366
Variable	1,647	452	1,584	1,205
Corporate and other	(1,461)	297	(5,949)	2,902

	21,756	23,632	58,973	76,007
Income taxes on operating income	(7,546)	(8,797)	(18,664)	(26,607)
Realized gains (losses) on investments, net (A)	241	(94)	337	(1,084)

Consolidated net income	$14,451	$14,741	$40,646	$48,316

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in-force acquired and income taxes attributable to gains and losses on investments.

We analyze our segment results based on pre-tax operating income. Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments.

FBL Financial Group, Inc.	September 30, 2004

Our investment in equity method investees and the related equity income are attributable to the corporate and other segment. Goodwill at September 30, 2004 and December 31, 2003 is allocated among the segments as follows: traditional annuity ($3.9 million), traditional and universal life ($6.1 million) and variable ($1.2 million).

FBL Financial Group, Inc.	September 30, 2004

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

Results of Operations for the Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income	$14,451	$14,741	$40,646	$48,316
Less dividends on Series B and C preferred stock	(37)	(37)	(112)	(2,259)

Net income applicable to common stock	$14,414	$14,704	$40,534	$46,057

Earnings per common share	$0.50	$0.53	$1.42	$1.65

Earnings per common share – assuming dilution	$0.49	$0.51	$1.39	$1.62

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional annuity	$232,793	$52,675	$489,409	$176,978
Traditional and universal life insurance	38,476	39,610	126,522	125,195
Variable annuity and variable universal life (1)	31,316	27,111	103,197	85,505
Reinsurance assumed and other (2)	34,429	216,466	214,034	522,215

Total	$337,014	$335,862	$933,162	$909,893

Direct life insurance in force, end of quarter (in millions)			$33,434	$31,813
Life insurance lapse rates			7.6%	7.5%
Individual traditional annuity withdrawal rates			5.6%	4.9%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
(2)	Prior year periods have been restated to exclude internal rollovers to the variable segment totaling $0.9 million in the third quarter of 2003 and $2.3 million in the nine months ended September 30, 2003. We do not anticipate internal rollovers to be significant to premiums collected in future periods.

Premiums collected is not a measure used in financial statements prepared according to accounting principles generally accepted in the United States (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our agency force. Direct traditional annuity premiums collected increased significantly during the 2004 periods due to the rapid expansion of our EquiTrust Life distribution channel. Reinsurance assumed and other premiums collected decreased during the 2004 periods due to the suspension of our coinsurance agreement with American Equity Investment Life Insurance Company (American Equity) effective August 1, 2004. As a result of this suspension, no transfers of new business will occur unless we

FBL Financial Group, Inc.	September 30, 2004

and American Equity agree to resume the coinsurance of new business. The business assumed by us prior to the suspension will remain as part of our in force business.

Net income applicable to common stock decreased 2.0% in the third quarter of 2004 to $14.4 million and 12.0% in the nine months ended September 30, 2004 to $40.5 million. Net income applicable to common stock was reduced during the 2004 periods by decreases in equity income and spreads earned on our universal life and individual traditional annuity products and increases in operating expenses. These items were partially offset by the impact of growth in the volume of business in force, an increase in realized gains on investments and lower income taxes. Results for the 2004 periods were also favorably impacted by a reduction in the amortization of deferred policy acquisition costs as a result of changes in assumptions used to calculate amortization. Our volume of business in force increased due to strong sales from the EquiTrust Life and Farm Bureau Life distribution channels and premiums assumed under a coinsurance agreement with American Equity (the coinsurance agreement) during 2004 and 2003.

The spreads earned on our universal life and individual traditional annuity products are as follows:

	Nine months ended September 30,
	2004	2003
Weighted average yield on invested assets	6.18%	7.02%
Weighted average interest crediting rate/index cost	4.08	4.75

Spread	2.10%	2.27%

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

We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance and interest sensitive products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter.

The impact of unlocking is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Amortization of unearned revenues	$(33)	$(132)	(33)	$(132)
Amortization of deferred policy acquisition costs	902	(215)	$1,327	(215)
Amortization of value of insurance in force acquired	—	393	—	393

Increase to pre-tax income	$869	$46	1,294	$46

Key assumption changes impacting the results by segment include changes to the assumptions regarding persistency experience, expense levels, spreads and participating dividends. See “Segment Information” following for details regarding the impact of unlocking on our segments.

FBL Financial Group, Inc.	September 30, 2004

     Premiums and product charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$22,437	$21,027	$66,757	$62,277
Traditional life insurance premiums	31,337	31,232	99,809	97,886
Accident and health premiums	27	65	285	391

Total	$53,801	$52,324	$166,851	$160,554

Premiums and product charges increased 2.8% in the third quarter of 2004 to $53.8 million and 3.9% in the nine months ended September 30, 2004 to $166.9 million. The increases in interest sensitive and index product charges are driven principally by increases in cost of insurance charges on universal life products, mortality and expense fees on variable products and surrender charges on annuity and universal life products. Cost of insurance charges increased due to aging of the business in force. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. Surrender charges increased due to an increase in the amount of surrenders. Traditional life insurance premiums increased 2.0% in the nine months ended September 30, 2004 to $99.8 million due primarily to sales of whole life products by our Farm Bureau Life agency force.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 8.4% in the third quarter of 2004 to $106.8 million and 3.1% in the nine months ended September 30, 2004 to $305.7 million due to an increase in average invested assets. Average invested assets in the nine-month period of 2004 increased 15.8% to $6,615.2 million (based on securities at amortized cost) due principally to net premium inflows from the Farm Bureau Life and EquiTrust Life distribution channels and the coinsurance agreement. The annualized yield earned on average invested assets decreased to 6.21% in the nine months ended September 30, 2004 from 6.98% in the respective 2003 period due principally to the impact of decreases in market interest rates and decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities. Fee income from bond calls and mortgage loan prepayments totaled $1.6 million in the nine months ended September 30, 2004 compared to $8.4 million in the respective 2003 period. For the nine months ended September 30, net investment income includes ($0.5) million in 2004 and $3.4 million in 2003, representing acceleration (deceleration) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition - Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration or upon early termination	$10,517	$8,340	$24,505	$13,187
Change in the difference between fair value and remaining option cost at beginning and end of period	(11,813)	(1,450)	(13,469)	10,721
Cost of money for call options	(7,397)	(4,689)	(17,815)	(16,033)
Other	230	(123)	469	(162)

Total	$(8,463)	$2,078	$(6,310)	$7,713

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

FBL Financial Group, Inc.	September 30, 2004

For the third quarter of 2004, the S&P 500 Index decreased on a point-to-point basis by 2.3%, compared to a point-to-point increase of 2.2% for the 2003 period. For the nine months ended September 30, 2004, the S&P 500 Index increased on a point-to-point basis by 0.2%, compared to a point-to-point increase of 13.2% for the 2003 period. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due to the impact of growth in the volume of index annuities in force and an increase in the market price of the options purchased. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$1,855	$1,834	$8,651	$12,848
Losses on sales	(26)	(1)	(840)	(382)
Losses due to impairments	(1,228)	(2,151)	(6,517)	(13,900)

Total	$601	$(318)	$1,294	$(1,434)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized losses at September 30, 2004 and December 31, 2003.

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

If we determine that an unrealized loss is other than temporary, the security is written down to its fair value at the time of impairment, with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for the nine months ended September 30, 2004 and 2003, including the circumstances requiring the write downs, are summarized in the following table:

FBL Financial Group, Inc.	September 30, 2004

			Impact on Other
General Description	Impairment Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Nine months ended September 30, 2004:

Major United States airline	$1,228	In September, the company was restructuring its lease obligations with lenders and negotiating labor costs. The company stated that if labor costs are not reduced, bankruptcy is probable.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$3,430	In June, the company was negotiating labor costs and we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Textile manufacturer	$1,632	In March, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales.	Credit specific issues with no impact on other material investments.

Nine months ended September 30, 2003:

Northwest electric energy generator	$1,392	In September, issuer filed for bankruptcy after unsuccessful attempts to restructure. This reduced estimates on potential recovery.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Merchant energy generator	$595	In September, we noted a negative outlook for recovery, based on the company’s proposed reorganization plan. This plan would provide no recovery on our issue.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

September 30, 2004

			Impact on Other
General Description	Impairment Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Nine months ended September 30, 2003 (continued):

Major United States airline	$2,330	In June, based on the company’s revenues and negative operating margins, we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$806	In March, the aircraft on one bond issue was returned to bondholders while other bond issues missed two consecutive debt payments. We determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Hotel	$3,500	In March, this mortgage loan was restructured and written down to appraised value.	Credit specific issues with no impact on other material investments.

Merchant energy generator	$3,230	In March, issuer filed for bankruptcy and we reduced estimates on potential recovery.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Merchant energy generator	$866	In March, we wrote down due to restructuring in power generator sector and revised expectation of the length of time to recover full value.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

FBL Financial Group, Inc.	September 30, 2004

Interest sensitive and index product benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$44,972	$46,646	$130,041	$139,700
Index credits	16,388	7,377	38,097	9,827
Change in value of embedded derivative	(13,217)	(1,402)	(14,435)	9,338
Amortization of deferred sales inducements	1,632	1,011	4,460	2,784
Interest sensitive death benefits	8,014	9,032	25,847	28,574

Total	$57,789	$62,664	$184,010	$190,223

Interest sensitive and index product benefits decreased 7.8% in the third quarter of 2004 to $57.8 million and 3.3% in the nine months ended September 30, 2004 to $184.0 million. These decreases are due to decreases in interest crediting rates on many of our products throughout 2003 and into 2004, decreases in the reserve for the embedded derivatives included in index annuities and decreases in interest sensitive death benefits. These decreases were partially offset by an increase in index credits to index annuity contract holders and the impact of an increase in the volume of business in force. The decreases in interest crediting rates were made in response to a declining investment portfolio yield. The increases in index credits are attributable to growth in the volume of index annuities in force and appreciation in the underlying equity market indices on which our options are based. The decreases in the value of the embedded derivatives included in the index annuities are due to changes in the underlying equity market indices on which the options supporting these liabilities are based as discussed in “Derivative income (loss)”. In addition, the timing of the posting of index credits impacts the changes in the value of the embedded derivative. Interest sensitive and index product benefits also includes $4.5 million of amortization of deferred sales inducements for the nine months ended September 30, 2004 and $2.8 million in the 2003 period in accordance with the adoption of Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” Amortization of deferred sales inducements was previously included in underwriting, acquisition and insurance expenses as a component of amortization of deferred policy acquisition costs. Interest sensitive death benefits decreased 9.5% to $25.8 million for the nine months ended September 30, 2004. Interest sensitive and index product benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives for our index annuities.

Traditional life insurance and accident and health policy benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$20,519	$19,377	$63,401	$58,008
Increase in traditional life and accident and health future policy benefits	8,567	7,069	26,118	25,462
Distributions to participating policyholders	5,845	6,381	18,676	20,620

Total	$34,931	$32,827	$108,195	$104,090

Traditional life insurance and accident and health policy benefits increased 6.4% in the third quarter of 2004 to $34.9 million and increased 3.9% in the nine months ended September 30, 2004 to $108.2 million primarily due to increased traditional death benefits. Traditional death benefits increased 8.8% to $11.7 million in the third quarter of 2004 and 10.8% in the nine months ended September 30, 2004 to $35.7 million. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates in response to a declining investment portfolio yield. Traditional life insurance and accident and health benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

FBL Financial Group, Inc.	September 30, 2004

Underwriting, acquisition and insurance expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,455	$3,654	$10,941	$10,067
Amortization of deferred policy acquisition costs	11,994	12,087	37,041	32,713
Amortization of value of insurance in force acquired	652	793	2,568	2,181
Other underwriting, acquisition and insurance expenses, net of deferrals	20,333	17,431	60,422	51,884

Total	$36,434	$33,965	$110,972	$96,845

Underwriting, acquisition and insurance expenses increased 7.3% in the third quarter of 2004 to $36.4 million and 14.6% in the nine months ended September 30, 2004 to $111.0 million. Commission expense increased in the nine month period of 2004 due primarily to increases in traditional life insurance and variable universal life renewal premiums. Amortization of deferred policy acquisition costs for the third quarter was reduced $0.9 million in 2004 compared to an increase of $0.2 million in 2003 due to changes in assumptions used to calculate deferred policy acquisition costs. See “Net income applicable to common stock” for a discussion of these changes. Amortization of deferred policy acquisition costs on our business assumed from the coinsurance agreement totaled $16.6 million in the nine months ended September 30, 2004 compared to $13.9 million in the respective 2003 period. Other underwriting, acquisition and insurance expenses increased in the nine months ended September 30, 2004 due partially to expenses relating to the expansion of our EquiTrust Life distribution through independent agents and brokers totaling $3.5 million. These expenses are for items such as product development, personnel, systems and other infrastructure necessary to develop, market and administer a new portfolio of products. The increase in other underwriting, acquisition and insurance expenses was also impacted in the nine-month period of 2004 by a $0.7 million loss on the sale of fixed assets and a $0.7 million increase in advertising expenses. In addition, other operating expenses increased as a result of the growth of our business and increased costs for regulatory compliance.

Interest expense totaled $3.2 million in the third quarter of 2004 compared to $2.4 million in the 2003 period. Interest expense for the nine-month periods totaled $8.2 million in 2004 and $2.6 million in 2003. These increases are due to an increase in the average debt outstanding to approximately $224.3 million for the nine months ended September 30, 2004 from $86.2 million for the 2003 period. The increase in the average debt outstanding is due principally to the issuance of Senior Notes in April 2004, the reclassification of our Series C preferred stock in accordance with the adoption of Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and the recording of our 5% Subordinated Deferrable Interest Notes in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. While these accounting changes cause an increase in interest expense and a decrease in pre-tax income and net income, the changes do not impact net income applicable to common stock or earnings per common share.

Income taxes decreased 6.4% in the third quarter of 2004 to $7.4 million and 23.7% in the nine months ended September 30, 2004 to $18.3 million. The effective tax rate for the third quarter of 2004 was 34.6% compared to 37.5% for the third quarter of 2003. The effective tax rate was higher than the federal statutory rate during the 2003 period due primarily to the impact of state income taxes. The effective tax rate for the nine months ended September 30, 2004 was 31.6% compared to 33.8% for the respective 2003 period. During the second quarter of 2004, based on events and analysis performed during the quarter, we determined that a tax accrual was no longer necessary and a related benefit totaling $1.6 million was recorded. The effective tax rate for the nine months ended September 30, 2004, excluding the impact of the accrual reversal, was 34.3%. The effective tax rate for the nine-month period of 2003 is lower than the 2004 rate, excluding the accrual reversal, due to the adoption of Statement No. 150 noted above.

Equity income, net of related income taxes, decreased 68.3% in the third quarter of 2004 to $0.5 million and 74.0% in the nine-month period of 2004 to $1.0 million. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. The decreases in 2004 are due primarily to no longer

FBL Financial Group, Inc.	September 30, 2004

recording equity income from our investment in American Equity Investment Life Holding Company (AEL). In the fourth quarter of 2003, our share of percentage ownership in AEL decreased resulting from AEL’s initial public offering of common stock and we discontinued applying the equity method of accounting for this investment. Our share of AEL’s net income totaled $1.4 million in the third quarter of 2003 and $3.1 million in the nine months ended September 30, 2003.

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

Dividends on Series B and C preferred stock totaled less than $0.1 million in the third quarter of 2004 and 2003. Dividends on Series B and C preferred stock for the nine-month periods totaled $0.1 million in 2004 and $2.3 million in the 2003 period. The decrease in the nine-month period of 2004 is due to dividends on our Series C preferred stock being recorded as interest expense beginning in the third quarter of 2003 as discussed in “Interest expense” above.

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

FBL Financial Group, Inc.	September 30, 2004

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income	$14,451	$14,741	$40,646	$48,316

Realized losses (gains) on investments	(601)	318	(1,294)	1,434
Change in amortization of:
Deferred policy acquisition costs	192	(195)	525	275
Deferred sales inducements	24	(34)	68	(34)
Value of insurance in force acquired	11	48	136	11
Unearned revenue reserve	3	7	47	(18)
Income tax offset	130	(50)	181	(584)

Realized losses (gains), net of offsets	(241)	94	(337)	1,084

Income taxes on operating income	7,546	8,797	18,664	26,607

Pre-tax operating income	$21,756	$23,632	$58,973	$76,007

Pre-tax operating income (loss) by segment:
Traditional annuity	$9,057	$10,176	$26,423	$31,534
Traditional and universal life	12,513	12,707	36,915	40,366
Variable	1,647	452	1,584	1,205
Corporate and other	(1,461)	297	(5,949)	2,902

	$21,756	$23,632	$58,973	$76,007

A discussion of our operating results, by segment, follows.

Traditional Annuity Segment

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$2,129	$1,438	$5,850	$4,137
Net investment income	66,889	59,736	188,947	174,699
Derivative income (loss)	(8,690)	1,550	(6,776)	7,224

	60,328	62,724	188,021	186,060
Benefits and expenses	51,271	52,548	161,598	154,526

Pre-tax operating income	$9,057	$10,176	$26,423	$31,534

Other data
Annuity premiums collected, direct	$232,793	$52,675	$489,409	$176,978
Annuity premiums collected, assumed	30,846	212,638	202,918	510,574
Policy liabilities and accruals, end of period			4,614,480	3,762,597
Individual deferred annuity spread:
Weighted average yield on invested assets			6.08%	6.96%
Weighted average interest crediting rate/index cost			3.98	4.65

Spread			2.10%	2.31%

Individual traditional annuity withdrawal rate			5.6%	4.9%

FBL Financial Group, Inc.	September 30, 2004

Pre-tax operating income for the traditional annuity segment decreased 11.0% in the third quarter of 2004 to $9.1 million and 16.2% in the nine months ended September 30, 2004 to $26.4 million due principally to decreases in individual deferred annuity spreads and increased operating expenses. Revenues, benefits, expenses and the volume of business in force increased in the nine-month period of 2004 due primarily to sales from our Farm Bureau Life and EquiTrust Life distribution channels and business assumed under the coinsurance agreement prior to its suspension. Direct premiums collected totaled $489.4 million in the nine months ended September 30, 2004 compared to $177.0 million in the 2003 period due to $312.6 million in premiums collected related to the expansion of our EquiTrust Life distribution. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows, partially offset by the decline in our investment yield discussed above. Net investment income includes $0.3 million in the nine months ended September 30, 2004 compared to $7.4 million in the respective 2003 period in fee income from bond calls and mortgage loan prepayments and in the acceleration (deceleration) of net discount accretion on mortgage and asset-backed securities. The decreases in derivative income in the 2004 periods are primarily due to decreases in the difference between the fair value of the call options and the remaining option costs, which are caused by changes in the indices on which our options are based. Benefits and expenses decreased $1.3 million in the third quarter of 2004 compared to 2003 due primarily to a decrease in index product benefits, partially offset by an increase in operating expenses. Total index product benefits, comprised of interest and index credits and the change in the value of the embedded derivative in index annuities, decreased to $7.9 million in the 2004 quarter compared to $13.1 million in the 2003 period. This decrease is primarily attributable to the impact of changes in the equity markets on the value of the embedded derivative. Benefits and expenses increased $7.1 million in the nine-month period of 2004 primarily due to growth in the volume of business in force. Operating expenses in 2004 include $1.5 million in the third quarter and $3.5 million in the nine-month period relating to the expansion of our EquiTrust Life distribution channel. Amortization of deferred policy acquisition costs for the nine-month period decreased $0.7 million in 2004 compared to an increase of $1.2 million in 2003 due to changes in assumptions used to calculate deferred policy acquisition costs. See “Net income applicable to common stock” for a discussion of these changes.

The decrease in the weighted average yield on invested assets is the result of the impact of decreases in market interest rates, decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities for the 2004 period. These decreases have been partially offset by reductions in crediting rates on most of our annuity products during 2003 and for certain of our products on January 1, 2004.

FBL Financial Group, Inc.	September 30, 2004

Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,746	$10,861	$32,865	$32,149
Traditional life insurance premiums and other income	31,337	31,232	99,809	97,886
Net investment income	34,688	34,462	102,370	106,955
Derivative income (loss)	192	241	185	174
	76,963	76,796	235,229	237,164
Benefits and expenses	64,450	64,089	198,314	196,798

Pre-tax operating income	$12,513	$12,707	$36,915	$40,366

Other data
Life premiums collected, net of reinsurance	$42,035	$43,371	$137,437	$136,571
Policy liabilities and accruals, end of period			2,062,613	2,010,547
Direct life insurance in force, end of period (in millions)			26,188	24,682
Interest sensitive life insurance spread:
Weighted average yield on invested assets			6.64%	7.23%
Weighted average interest crediting rate/index cost			4.54	5.09

Spread			2.10%	2.14%

Pre-tax operating income for the traditional and universal life insurance segment decreased 1.5% in the third quarter of 2004 to $12.5 million and 8.5% in the nine months ended September 30, 2004 to $36.9 million. Traditional life insurance premiums increased in the nine months ended September 30, 2004 due primarily to sales of whole life products by our Farm Bureau Life agency force, partially offset by an increase in traditional life premiums ceded. Net investment income includes $0.5 million in the nine months ended September 30, 2004 compared to $2.4 million in 2003 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. Net investment income also decreased in the nine-month period of 2004 due to the impact of the decline in market interest rates. The decrease in investment income is partially offset by decreases in interest credited to policyholders and policy dividends paid due to reductions in interest and dividend crediting rates. Benefits and expenses for the third quarter of 2004 increased 0.6% to $64.5 million due primarily to increases in operating expenses and death benefits, partially offset by the impact of changes in the assumptions used to calculate deferred policy acquisition costs as discussed in “Net income applicable to common stock”. In total, interest sensitive and traditional death benefits increased 5.0% to $18.0 million in the third quarter of 2004. Amortization of deferred policy acquisition costs was reduced by $1.4 million in 2004 and $0.4 million in 2003 due to unlocking.

The decrease in the weighted average yield on invested assets is the result of decreases in market interest rates, decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities for the 2004 period. These decreases have been partially offset by reductions in crediting rates on most of our interest sensitive life products during 2003 and 2004.

FBL Financial Group, Inc.	September 30, 2004

Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$9,565	$8,735	$28,089	$25,973
Net investment income	3,576	3,368	10,310	10,159
Derivative income	139	–	160	–
Other income	237	171	753	614

	13,517	12,274	39,312	36,746
Benefits and expenses	11,870	11,822	37,728	35,541

Pre-tax operating income	$1,647	$452	$1,584	$1,205

Other data
Variable premiums collected, net of reinsurance	$31,316	$27,111	$103,197	$85,505
Policy liabilities and accruals, end of period			228,333	219,034
Separate account assets, end of period			505,637	410,527
Direct life insurance in force, end of period (in millions)			7,246	7,131

Revenues increased 10.1% in the third quarter of 2004 to $13.5 million and 7.0% in the nine-month period of 2004 to $39.3 million. Mortality and expense fee income increased 26.8% to $1.4 million in the third quarter of 2004 and 22.7% to $4.2 million for the nine-month period of 2004 due to growth in separate account assets. Net investment income includes $0.2 million in the nine months ended September 30, 2004 compared to less than $0.1 million in 2003 in fee income from bond calls and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. Benefits and expenses increased 6.2% to $37.7 million in the nine months ended September 30, 2004 period due primarily to an increase in death benefits and changes in the amortization of deferred policy acquisition costs. Death benefits in excess of related account values on variable universal life policies increased to $7.9 million in the nine months ended September 30, 2004 from $7.0 million in the 2003 period. For the third quarter, death benefits in excess of related account values on variable universal life policies decreased to $1.2 million in the 2004 period from $2.1 million in the 2003 period. Amortization of deferred policy acquisition costs increased $0.8 million in 2004 and decreased $0.5 million in 2003 as a result of unlocking.

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

FBL Financial Group, Inc.	September 30, 2004

Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Accident and health insurance premiums	$27	$65	$285	$391
Net investment income	1,654	975	4,108	4,645
Derivative income (loss)	(104)	287	121	315
Other income	5,294	3,809	14,861	11,797

	6,871	5,136	19,375	17,148
Benefits and expenses	9,055	7,210	26,755	17,613

	(2,184)	(2,074)	(7,380)	(465)
Minority interest	(26)	11	(68)	(2,403)
Equity income, before tax	749	2,360	1,499	5,770

Pre-tax operating income (loss)	$(1,461)	$297	$(5,949)	$2,902

Net investment income includes mortgage prepayment fee income totaling $0.2 million in the nine-month period of 2004 compared to $2.0 million in the 2003 period. This decrease is partially offset by investment income in 2004 from a portion of the proceeds of our Senior Note offering. The increase in benefits and expenses and decrease in minority interest in the nine-month period of 2004 are due primarily to the reclassification of certain dividends to interest expense in connection with the adoption of Statement No. 150 and FASB Interpretation No. 46. See “Interest expense” for additional details regarding these reclassifications. Benefits and expenses also include interest expense of $1.1 million in the third quarter of 2004 and $2.0 million in the nine-month period of 2004 on our Senior Notes. The decrease in equity income is due primarily to no longer recording equity income from our investment in AEL as discussed in the equity income section above.

Pending Accounting Change

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. This additional guidance is expected to be issued during and be effective for the fourth quarter of 2004. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

Financial Condition

Investments

Our total investment portfolio increased 14.9% to $7,286.8 million at September 30, 2004 compared to $6,341.7 million at December 31, 2003. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities.

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

FBL Financial Group, Inc.	September 30, 2004

Our investment portfolio is summarized in the table below:

	September 30, 2004		December 31, 2003
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$5,113,778	70.2%	$4,486,519	70.7%
144A private placement	846,273	11.6	645,917	10.2
Private placement	273,164	3.7	260,945	4.1

Total fixed maturities	6,233,215	85.5	5,393,381	85.0
Equity securities	65,832	0.9	66,730	1.1
Mortgage loans on real estate	717,326	9.9	632,864	9.9
Derivative instruments	7,435	0.1	2,657	–
Investment real estate:
Acquired for debt	655	–	1,359	0.1
Investment	23,365	0.3	26,441	0.4
Policy loans	177,012	2.5	177,547	2.8
Other long-term investments	1,300	–	5,391	0.1
Short-term investments	60,644	0.8	35,331	0.6

Total investments	$7,286,784	100.0%	$6,341,701	100.0%

As of September 30, 2004, 95.3% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2004, the investment in non-investment grade debt was 4.7% of fixed maturity securities. At that time no single non-investment grade holding exceeded 0.2% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of September 30, 2004 and December 31, 2003 is as follows:

FBL Financial Group, Inc.	September 30, 2004

	September 30, 2004
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Banking	$860,363	$755,300	$66,966	$105,063	$(1,775)
Manufacturing	507,946	470,241	33,956	37,705	(880)
Mining	259,065	236,499	16,603	22,566	(372)
Retail trade	102,848	78,964	6,550	23,884	(829)
Services	86,879	70,705	4,229	16,174	(591)
Transportation	136,990	113,467	7,958	23,523	(1,104)
Public utilities	179,943	144,725	11,245	35,218	(1,023)
Private utilities and related sectors	374,585	340,301	25,539	34,284	(503)
Other	134,150	134,150	9,382	–	–

Total corporate securities	2,642,769	2,344,352	182,428	298,417	(7,077)
Mortgage and asset-backed securities	2,765,494	2,347,096	73,713	418,398	(7,565)
United States Government and agencies	573,969	377,332	8,294	196,637	(7,864)
State, municipal and other governments	250,983	212,819	10,438	38,164	(768)

Total	$6,233,215	$5,281,599	$274,873	$951,616	$(23,274)

	December 31, 2003
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Banking	$646,427	$632,340	$65,236	$14,087	$(694)
Manufacturing	426,346	382,241	33,296	44,105	(1,546)
Mining	134,422	126,755	12,349	7,667	(329)
Retail trade	80,309	64,616	5,769	15,693	(1,087)
Services	65,127	58,725	2,898	6,402	(503)
Transportation	67,990	43,450	5,054	24,540	(1,834)
Public utilities	182,206	145,365	10,773	36,841	(2,201)
Private utilities and related sectors	297,243	263,912	23,136	33,331	(1,430)
Other	84,961	75,268	5,883	9,693	(130)

Total corporate securities	1,985,031	1,792,672	164,394	192,359	(9,754)
Mortgage and asset-backed securities	2,906,738	2,266,902	67,632	639,836	(16,139)
United States Government and agencies	340,118	232,478	8,939	107,640	(8,495)
State, municipal and other governments	161,494	117,656	6,635	43,838	(1,535)

Total	$5,393,381	$4,409,708	$247,600	$983,673	$(35,923)

FBL Financial Group, Inc.	September 30, 2004

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S & P) rating equivalents, of fixed maturity securities.

		September 30, 2004		December 31, 2003
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,446,469	71.3%	$3,980,279	73.8%
2	BBB	1,496,784	24.0	1,091,915	20.2

	Total investment grade	5,943,253	95.3	5,072,194	94.0
3	BB	220,106	3.5	215,144	4.0
4	B	48,357	0.8	70,657	1.3
5	CCC, CC, C	21,475	0.4	24,966	0.5
6	In or near default	24	–	10,420	0.2

	Total below investment grade	289,962	4.7	321,187	6.0

	Total fixed maturities	$6,233,215	100.0%	$5,393,381	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S & P ratings are published by the NAIC. S & P has not rated some of the fixed maturity securities in our portfolio.

The following tables set forth the composition by credit quality of the fixed maturity securities with gross unrealized losses.

		September 30, 2004
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$716,003	75.3%	$(17,348)	74.5%
2	BBB	177,163	18.6	(3,843)	16.5

	Total investment grade	893,166	93.9	(21,191)	91.0
3	BB	37,486	3.9	(627)	2.7
4	B	12,986	1.4	(867)	3.7
5	CCC, CC, C	7,975	0.8	(552)	2.4
6	In or near default	3	–	(37)	0.2

	Total below investment grade	58,450	6.1	(2,083)	9.0

	Total	$951,616	100.0%	$(23,274)	100.0%

		December 31, 2003
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$803,326	81.6%	$(27,103)	75.5%
2	BBB	114,898	11.7	(3,845)	10.7

	Total investment grade	918,224	93.3	(30,948)	86.2
3	BB	34,017	3.5	(1,873)	5.2
4	B	23,289	2.4	(2,630)	7.3
5	CCC, CC, C	8,088	0.8	(430)	1.2
6	In or near default	55	–	(42)	0.1

	Total below investment grade	65,449	6.7	(4,975)	13.8

	Total	$983,673	100.0%	$(35,923)	100.0%

FBL Financial Group, Inc.	September 30, 2004

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	September 30, 2004
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	32	$176,805	$(2,234)	$174,571
Greater than three months to six months	25	185,821	(1,449)	184,372
Greater than six months to nine months.	17	126,648	(2,428)	124,220
Greater than nine months to twelve months	9	59,440	(499)	58,941
Greater than twelve months	34	426,176	(16,664)	409,512

Total		$974,890	$(23,274)	$951,616

	December 31, 2003
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	28	$379,843	$(5,372)	$374,471
Greater than three months to six months	21	272,894	(9,077)	263,817
Greater than six months to nine months	14	180,207	(14,912)	165,295
Greater than nine months to twelve months	8	93,261	(760)	92,501
Greater than twelve months	27	93,391	(5,802)	87,589

Total		$1,019,596	$(35,923)	$983,673

The scheduled maturity dates for fixed maturity securities in an unrealized loss position are as follows:

	September 30, 2004		December 31, 2003
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$–	$–	$508	$–
Due after one year through five years.	33,119	(539)	16,115	(1,197)
Due after five years through ten years	65,933	(1,801)	41,307	(2,438)
Due after ten years	424,258	(13,230)	285,907	(16,149)

	523,310	(15,570)	343,837	(19,784)
Mortgage and asset-backed securities	418,398	(7,565)	639,836	(16,139)
Redeemable preferred stocks	9,908	(139)	–	–

Total	$951,616	(23,274)	$983,673	$(35,923)

Included in the above table are 140 securities from 97 issuers at September 30, 2004 and 136 securities from 80 issuers at December 31, 2003. Approximately 91.0% at September 30, 2004 and 86.2% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Investment grade securities are defined as those securities rated a “1” or “2” by the Securities Valuation Office of the NAIC. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 9.0% at September 30, 2004 and 13.8% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;
•	business prospects;

FBL Financial Group, Inc.	September 30, 2004

•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of the unrealized loss;
•	length of time the security has been in an unrealized loss position; and
•	our intent and ability to hold the security.

We believe the issuers of the securities in an unrealized loss position will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $0.7 million at September 30, 2004. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $2.0 million at September 30, 2004. The $2.0 million unrealized loss from one issuer relates to three different securities that are backed by different pools of residential mortgage loans. All three securities are rated investment grade and the largest unrealized loss on any one security totaled $1.0 million at September 30, 2004.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.3 million at December 31, 2003. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $5.9 million at December 31, 2003. The $5.9 million unrealized loss from one issuer related to 11 different securities that were backed by different pools of residential mortgage loans. All 11 securities were rated investment grade and the largest unrealized loss on any one security totaled $2.1 million at December 31, 2003.

The carrying value and estimated market value of our portfolio of fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2004		December 31, 2003
		Estimated Market		Estimated Market
	Amortized Cost	Value	Amortized Cost	Value

	(Dollars in thousands)
Due in one year or less	$75,824	$77,497	$65,800	$67,250
Due after one year through five years.	427,335	453,586	370,478	399,612
Due after five years through ten years	780,540	825,943	530,340	580,072
Due after ten years	1,928,108	2,031,525	1,302,426	1,374,064

	3,211,807	3,388,551	2,269,044	2,420,998
Mortgage and asset-backed securities	2,699,346	2,765,494	2,855,245	2,906,738
Redeemable preferred stocks	70,463	79,170	57,415	65,645

Total	$5,981,616	$6,233,215	$5,181,704	$5,393,381

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

FBL Financial Group, Inc.	September 30, 2004

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

	September 30, 2004
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,669,465	$1,698,124	$1,709,835	27.4%
Pass through	314,221	318,044	317,843	5.1
Planned and targeted amortization class.	210,597	209,943	213,766	3.4
Other	171,997	173,495	173,338	2.8

Total residential mortgage-backed securities	2,366,280	2,399,606	2,414,782	38.7
Commercial mortgage-backed securities	249,046	244,457	264,298	4.3
Other asset-backed securities	84,020	83,640	86,414	1.4

Total mortgage and asset-backed securities	$2,699,346	$2,727,703	$2,765,494	44.4%

	December 31, 2003
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,592,483	$1,611,585	$1,625,897	30.2%
Pass through	250,555	249,800	254,309	4.7
Planned and targeted amortization class	412,047	416,235	411,526	7.6
Other	297,652	299,462	295,023	5.5

Total residential mortgage-backed securities	2,552,737	2,577,082	2,586,755	48.0
Commercial mortgage-backed securities	203,265	200,209	218,348	4.0
Other asset-backed securities	99,243	99,427	101,635	1.9

Total mortgage and asset-backed securities	$2,855,245	$2,876,718	$2,906,738	53.9%

The commercial and other asset-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less sensitive to interest rate changes than residential securities of similar types due principally to prepayment restrictions on many of the underlying commercial mortgage loans.

FBL Financial Group, Inc.	September 30, 2004

Other asset-backed securities are principally mortgage related (manufactured housing and home equity loans) which historically have also demonstrated relatively less cash flow volatility than residential securities of similar types.

Equity securities totaled $65.8 million at September 30, 2004 and $66.7 million at December 31, 2003. Gross unrealized gains totaled $8.8 million and gross unrealized losses totaled $0.2 million at September 30, 2004. At December 31, 2003, gross unrealized gains totaled $11.5 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in AEL which totaled $52.4 million at September 30, 2004 and $52.3 million at December 31, 2003.

Mortgage loans totaled $717.3 million at September 30, 2004 and $632.9 million at December 31, 2003. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at September 30, 2004. Mortgages more than 60 days delinquent accounted for 0.2% of the carrying value of the mortgage portfolio at December 31, 2003. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	September 30, 2004		December 31, 2003
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$303,599	42.3%	$258,062	40.8%
Retail	227,805	31.8	198,187	31.3
Industrial	175,834	24.5	168,350	26.6
Other	10,088	1.4	8,265	1.3

Total	$717,326	100.0%	$632,864	100.0%

	September 30, 2004		December 31, 2003
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Pacific	$148,223	20.7%	$148,566	23.5%
East North Central	141,519	19.8	113,692	18.0
South Atlantic	116,498	16.2	86,046	13.6
West North Central	92,863	12.9	72,247	11.4
Mountain	90,208	12.6	91,867	14.5
West South Central	67,491	9.4	70,488	11.1
Other	60,524	8.4	49,958	7.9

Total	$717,326	100.0%	$632,864	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity portfolio, based on market values and excluding convertible bonds, was approximately 7.6 years at September 30, 2004 and 6.2 years at December 31, 2003. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of the fixed income portfolio was 5.8 at September 30, 2004 and 5.3 at December 31, 2003. The increase in the weighted average life and effective duration of the fixed income portfolio is due primarily to a decrease in our cash position and increased investment in longer-term corporate bonds.

Other Assets

Cash and cash equivalents totaled $22.1 million at September 30, 2004 and $233.9 million at December 31, 2003. The amount of cash and cash equivalents will fluctuate from period to period depending on many different factors, including our overall investment management strategy and the timing of the settlement of security purchases and sales. Deferred policy acquisition costs increased 7.7% to $571.5 million and deferred sales inducements increased 68.9% to $66.1 million at September 30, 2004 due primarily to capitalization of costs incurred with new sales, partially offset by the impact of the change in unrealized appreciation on fixed maturity securities. Other assets

FBL Financial Group, Inc.	September 30, 2004

increased 24.5% to $39.0 million due primarily to an increase in receivables for securities sold. Assets held in separate accounts increased 9.0% to $505.6 million at September 30, 2004 due primarily to the transfer of net premiums to the separate accounts.

The securities and indebtedness of related parties line on the consolidated balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Real estate investment partnerships (3 in 2004 and 4 in 2003)	$11,242	$11,560
Berthel Fisher and Company and affiliates	4,452	4,249
Investment partnerships (5 in 2004 and 2003)	1,220	1,531
Other	5,987	6,064

	22,901	23,404
Proportionate share of net unrealized investment losses of equity investees	(858)	(1,558)

Securities and indebtedness of related parties	$22,043	$21,846

Liabilities

Policy liabilities and accruals and other policyholders’ funds increased 10.6% to $6,971.1 million at September 30, 2004 primarily due to increases in the volume of business in force. Short-term debt decreased $45.3 million due to the partial redemption of our Series C preferred stock on January 2, 2004. Long-term debt increased due to a $46.0 million draw on our line of credit in January 2004 to fund the partial redemption of our Series C preferred stock and the issuance of $75.0 million of Senior Notes in April 2004. Other liabilities decreased 9.8% to $122.5 million at September 30, 2004 due primarily to a decrease in amounts payable related to a reinsurance agreement. At September 30, 2004, we had total liabilities of $7,986.3 million, a 10.9% increase from total liabilities at December 31, 2003.

Stockholders’ Equity

Stockholders’ equity increased 7.7%, to $805.2 million at September 30, 2004, compared to $747.8 million at December 31, 2003. This increase is principally attributable to net income and the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by dividends paid.

At September 30, 2004, common stockholders’ equity was $802.2 million, or $27.96 per share, compared to $744.8 million, or $26.42 per share at December 31, 2003. Included in stockholders’ equity per common share is $4.79 at September 30, 2004 and $4.31 at December 31, 2003 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives increased stockholders’ equity $15.8 million during the nine months ended September 30, 2004, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

FBL Financial Group, Inc.	September 30, 2004

whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock agreement. We intend to use the net proceeds to fund the final redemption of our Series C preferred stock and for other general corporate purposes, including capital contributions to the Life Companies.

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

We paid cash dividends on our common and preferred stock during the nine-month period totaling $8.7 million in 2004 and $9.2 million in 2003. Interest payments on our debt totaled $4.7 million for the 2004 period and $1.9 million for the 2003 period. It is anticipated quarterly cash dividend requirements for the remainder of 2004 will be $0.10 per common and $0.0075 per Series B redeemable preferred share or approximately $2.9 million. In addition, interest payments on our debt, assuming no changes to the variable rate charged on our line of credit borrowings, are estimated to be $3.8 million for the remainder of 2004.

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

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2004, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $90.3 million at September 30, 2004.

FBL Financial Group, Inc.	September 30, 2004

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three- and nine-month periods ended September 30, 2004, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $625.4 million in nine months ended September 30, 2004 and $668.1 million in the nine months ended September 30, 2003. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2004, included $60.6 million of short-term investments, $22.1 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $1,146.7 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

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

FBL Financial Group, Inc.	September 30, 2004

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.
•	Extraordinary acts of nature or man may result in higher than expected claim activity.
•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2004.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit) (1)	Programs	Programs
July 1, 2004 through July 31, 2004	—	$—	Not applicable	Not applicable
August 1, 2004 through August 31, 2004	1,000	25.78	Not applicable	Not applicable
September 1, 2004 through September 30, 2004	—	—	Not applicable	Not applicable

Total	1,000	$25.78	Not applicable	Not applicable

(1)	Our 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	September 30, 2004

ITEM 6. EXHIBITS

(a)	Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (H)
3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (H)
3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (H)
3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (H)
3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (H)
3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (H)
3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (H)
3(ii)	Second Restated Bylaws, adopted May 14, 2004 (H)
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (H)
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

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (E)
4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (E)
4.5	Credit Agreement and related Schedules and Exhibits dated as of December 18, 2003 between FBL Financial Group, Inc. and LaSalle Bank National Association (F)
4.5(a)	Amendment No. 1 to Credit Agreement dated as of April 1, 2004 between FBL Financial Group, Inc. and LaSalle Bank National Association and Bankers Trust Company, N.A. (G)
4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)
4.7	Form of 5.85% Senior Note Due 2014 (G)
4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company
4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company
10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 14, 2003 (F) *
10.1(a)	Form of Stock Option Agreement, pursuant to the Amended and Restated FBL Financial Group, Inc. 1996 Class A Common Stock Compensation Plan *
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations (A)
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)
10.10	Management Performance Plan (1996) sponsored by Farm Bureau Mutual Insurance Company (A) *
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

FBL Financial Group, Inc.	September 30, 2004

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
99.5
Form of Restricted Stock Agreement, dated as of January 15, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg *

*	exhibit relates to a compensatory plan for management or directors

Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917
(F)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(G)	Form S-4 filed on May 5, 2004, File No. 333-115197
(H)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

FBL Financial Group, Inc.	September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2004

FBL FINANCIAL GROUP, INC.
By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)