Form 10-K
period 2004-12-31
FBL FINANCIAL GROUP INC
filed 2005-03-02
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
☒ Yes ☐ No

Aggregate market value of Class A and B Common Stock held by non-affiliates of the registrant (computed as of June 30, 2004): $330,885,658

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 27,585,856 shares of Class A Common Stock and 1,192,990 shares of Class B Common Stock as of February 18, 2005.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 20, 2005 are incorporated by reference into Part III of this Form 10-K.

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

PART I.

Item 1.	Business	1
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Consolidated Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Consolidated Financial Statements and Supplementary Data
	Management's Report on Internal Control Over Financial Reporting	52
	Report of Independent Registered Public Accounting Firm on Internal
	Control Over Financial Reporting	52
	Report on Independent Registered Public Accounting Firm on
	Consolidated Financial Statements	53
	Consolidated Balance Sheets	54
	Consolidated Statements of Income	56
	Consolidated Statements of Changes in Stockholders' Equity	57
	Consolidated Statements of Cash Flows	58
	Notes to Consolidated Financial Statements	60
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	94

PART III.	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	94

SIGNATURES		97

	Report of Independent Registered Public Accounting Firm on Schedules	98
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	99
	Schedule II – Condensed Financial Information of Registrant	100
	Schedule III – Supplementary Insurance Information	104
	Schedule IV – Reinsurance	106
Exhibit 3(i)(h) - Letter Agreement
Exhibit 12 - Statement Regarding Computation of Ratios of Earnings to Fixed Charges
Exhibit 21 - Sudsidiaries
Exhibit 23 - Consent of Independent Registered Public Accounting Firm
Exhibit 31.1 - Section 302 Certification
Exhibit 31.2 - Section 302 Certification
Exhibit 32 - Section 906 Certification

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life and annuity products principally under the consumer brand names Farm Bureau Financial Services and EquiTrust Financial Services. These brand identities are represented by the distribution channels of our subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life). As of December 31, 2004, the Farm Bureau Life distribution channel consists of 1,962 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. Recently, we have been expanding our EquiTrust Life independent distribution channel and have 4,778 independent agents as of December 31, 2004. In addition to our Farm Bureau Life and EquiTrust Life distribution channels, we assume business through reinsurance arrangements with other companies and our variable products are marketed by seven variable alliance partner companies.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Farm Bureau Life commenced operations in 1945 and EquiTrust Life commenced operations in 1998. Several of our subsidiaries support various functional areas of the Company and affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of three Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Mutual Insurance Company, Western Agricultural Insurance Company and KFB Insurance Company, Inc.) which operate predominately in eight states in the Midwest and West.

Investor related information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, may be found on our Internet website at www.fblfinancial.com. We post these periodic reports to the website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and Senior Financial Officers, committee charters, corporate governance guidelines and more. Product related information may be found on our consumer websites, www.fbfs.com and www.equitrust.com.

Business Strategy

We have a three-pronged growth strategy that consists of (1) growth through our traditional Farm Bureau Life distribution channel, (2) growth in EquiTrust Life through independent and other distribution channels and (3) acquisitions or consolidations. Our growth strategies are detailed below:

Growth Strategy #1 – Growth through our traditional Farm Bureau Life distribution channel.

Our first strategy is growth from our Farm Bureau Life distribution system of 1,962 exclusive agents in 15 Midwestern and Western states. These agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau brand. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.

The Farm Bureau franchise and distribution channel is our foundation and what makes us unique. Growth in this channel is important to our success and we are focused on delivering consistent, predictable and sustainable growth from this marketplace. Our primary source of new business will be deeper penetration into our traditional market as well as an increased presence in metropolitan areas. We can accomplish this through increasing the size of our Farm Bureau field force, identifying high potential growth areas and creating agent development centers there, introducing new products and further leveraging the Farm Bureau brand through concentrated advertising campaigns.

In addition to these initiatives, we continue to increase sales through cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance company and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), approximately 21% of the Farm Bureau members own at least one of our life products, 69% own at least one Farm Bureau property-casualty product and approximately 17% own both. Historically, our cross selling success has been greater in the states where we manage the agency force.

We provide our agents with sales materials, the necessary training and a high level of sales support, including a Just-In-Time sales support call center. This team of qualified professionals is available to assist our agents at any time throughout the day with questions regarding product information, sales illustrations, application and forms information and specific selling ideas. During 2004, we broadened the role of our wholesalers to include sales support for our entire line of life insurance products. These individuals, now called life sales advisors, were previously providing support for variable products only. We are also increasing the number of life and investment specialists throughout our Farm Bureau marketing territory. These specialists work as a resource to help agents with cross selling techniques and client needs analysis. Both our life and investment specialist program and life sales advisor system have been instrumental in developing life and annuity sales from our multi-line agents.

Growth Strategy #2 – Growth in EquiTrust Life through independent and other distribution channels.

Our second growth strategy is capitalizing on opportunities to grow outside our traditional Farm Bureau niche marketplace and to provide diversification to our profile. As a result, we have our EquiTrust Life independent distribution channel, two closed blocks of coinsured business and seven variable product alliances.

In 2003 we began to develop and position EquiTrust Life for growth through building its own distribution channel. Our focus during 2003 was on building a scaleable infrastructure to support this opportunity and during 2004 we expanded distribution and developed and introduced products. Our EquiTrust Life independent channel has been fast growing and currently has 4,778 independent agents affiliated with independent marketing organizations, broker/dealers and banks.

To date, EquiTrust Life has introduced four products – a traditional fixed annuity and three index annuities. We attribute our growth in 2004 to development of the index annuities, as index annuities are the fastest growing segment of the annuity marketplace. Our long term goal is to develop a portfolio of products that will perform well under varying market conditions, providing FBL Financial Group with continuing growth potential. In the future, we intend to expand the product offerings through these independent agents to include life insurance and variable products.

Our two closed block coinsurance agreements have provided us significant assets and earnings. For three years, we assumed, through a coinsurance agreement, a percentage of certain annuity business written by American Equity Investment Life Insurance Company (American Equity). This agreement was suspended effective August 1, 2004. The business assumed by us prior to the suspension will remain part of our in force business. Our other closed block coinsurance agreement is with EMC National Life Company (EMCNL), under which we assumed in force business through December 31, 2002.

Through our variable product alliances we provide our partner companies with competitive variable products, brand-labeled for them if they choose. With this strategy, we obtain access to additional distribution systems and our alliance partners benefit because they are able to provide their sales force with variable products. Generally our alliance partners that are insurance companies share in the risks, costs and profits of the business through a modified coinsurance program. Today, we have seven variable alliance partners which have 3,277 registered representatives as of December 31, 2004. Our seven partner companies are:

American Equity	Modern Woodmen of America
Berthel Fisher & Company	Southern Farm Bureau Life Insurance Company
COUNTRY Life Insurance Company	United Farm Family Life Insurance Company
Farm Bureau Life Insurance Company of Missouri

Variable sales by our alliance partners are generally underwritten by EquiTrust Life, but may be underwritten by our partner. Depending on the agreement with each company, we receive 30%, 50%, 70% or 100% of the risks, costs and profits of the variable business they sell. For all of our partners, we perform various administrative processing and other services with respect to their variable business.

Growth Strategy #3 – Acquisitions or Consolidations.

Our third growth strategy is growth through acquisitions or consolidations. Acquisitions and consolidations expand our distribution systems, generate top-line revenue growth and provide us with a larger base over which to spread our fixed operating costs. This, in turn, puts us in a better position to offer competitive products and to invest in the infrastructure necessary to stay competitive in the life insurance marketplace.

We have a long and successful history of being a consolidator among Farm Bureau affiliated insurance companies and have grown over the years from a single state Farm Bureau company to an operation covering 15 states in the Midwest and West. Our most recent acquisition was the 2001 acquisition of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau Life). We also acquired Utah Farm Bureau Life Insurance Company in 1984, Rural Security Life Insurance Company in 1993 and Western Farm Bureau Life Insurance Company in 1994. In addition, in 2003, Farm Bureau Mutual, which we manage, merged with its Nebraska and Kansas counterparts.

We believe further consolidation in the Farm Bureau network of companies is appropriate due to the similarity of businesses and cultures. While we believe further consolidation should occur, this strategy is opportunistic and can only happen when circumstances are right. We are also open to appropriate acquisition opportunities outside of the Farm Bureau network that will complement our current operations and add value for our investors.

Marketing and Distribution

Farm Bureau Life Market Area

Sales through our Farm Bureau Life distribution channel are conducted in the following states: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty company) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company and a separately managed Farm Bureau affiliated property-casualty company manages the exclusive multi-line agents) - Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

Our target market for Farm Bureau branded products consists primarily of farmers, ranchers, rural and suburban residents and related individuals and businesses. This target market represents a relatively financially conservative and stable customer base. Many of our customers are self-employed individuals who are responsible for providing for their own insurance needs. Their financial planning needs tend to focus on security, primary insurance needs and retirement savings. The persistency rates for our products exceed industry averages, as there is a great deal of customer loyalty to the Farm Bureau brand in our target market. In addition, we serve customers in suburban and metropolitan areas and are working to increase our agent strength, particularly in metropolitan areas, and further leverage the Farm Bureau brand.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau), the nation’s largest grass roots farm and ranch organization with over 5.6 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations and related trademarks and service marks, a company must have permission from the state’s Farm Bureau federation. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the states in our Farm Bureau marketing territory, we have the exclusive right to use the “Farm Bureau” name and “FB” logo for marketing life insurance and investment products in those states.

All of the state Farm Bureau federations in our 15 state Farm Bureau Life marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to improve the financial well being and quality of life of farmers and ranchers through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs generally include policy development, government relations activities, leadership development, communications training and education, market education classes, commodity conferences, and young farmers activities. Member services provided by Farm Bureau vary by state but often include newspaper and magazine subscriptions, as well as discounts or savings on eye wear, prescription drugs, hotels, car rentals and select vehicles. In addition, members have access to theft and arson rewards, accidental death insurance, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial planning services.

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

We have royalty agreements with each state Farm Bureau federation in our Farm Bureau marketing territory giving us the right to use the “Farm Bureau” and “FB” designations in that particular state. Each state Farm Bureau federation in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalty agreements vary in length and have expiration dates ranging from December 31, 2011 to December 31, 2032, depending on the state. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 2004, royalty expense totaled approximately $1.5 million.

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

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships in our Farm Bureau marketing territory generally cost $25 to $150 and are available to individuals, families, partnerships or corporations who are farmers and ranchers, and to the general public as well.

We have marketing agreements with all of the Farm Bureau property-casualty companies in our Farm Bureau Life marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training an agency force that sells both property-casualty products for that company and life products for us. Fees paid to the property-casualty companies for the services provided under these agreements are generally equal to one-third of the first year commissions paid to the agents. In 2004, these fees totaled $7.3 million.

Our Advisory Committee, which consists of executives of Farm Bureau property-casualty insurance companies in our marketing territory, assists us in our relationships with the property-casualty organizations and the Farm Bureau federation leaders in their respective states. The Advisory Committee meets on a regular basis to coordinate efforts and issues involving the agency force and other matters. The Advisory Committee is an important contributor to our success in marketing products through our Farm Bureau distribution system.

Farm Bureau Life Agency Force

Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our 15 state marketing territory by an exclusive Farm Bureau agency force. We have a written contract with each member of our agency force. The contracts do the following:

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

Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty company, our agents are led by district sales managers employed by the property-casualty companies which are under our direction. There are 1,191 agents and managers in our multi-line states, all of whom market a full range of our life insurance products and our mutual funds. These agents and managers also market property-casualty products for the property-casualty companies that we manage.

In our life only states, our life insurance products and sponsored mutual funds are marketed by agents of the property-casualty company affiliated with the Farm Bureau federation of that state. These agents and managers, of which there are 771, market our life and mutual fund products on an exclusive basis and market the property-casualty products of that state’s affiliated property-casualty companies. Agents as well as agency managers in our life only states are independent contractors or employees of the affiliated property-casualty companies.

As of December 31, 2004, 92% of the agents in our multi-line states were licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and sponsored mutual funds. We emphasize and encourage the training of agents for NASD licensing throughout our Farm Bureau Life territory.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.

We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the volume of new life business written in the prior 12 months and on premium payments in the first three years after new business is written. Production bonuses allow agents to increase their compensation significantly. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the production bonuses earned, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. In 2004, approximately 34% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

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

We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 11% of our agents qualify for our annual incentive trip. Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The one-year agency force retention rate for 2004 in our multi-line states was approximately 89%. Retention of our agents is enhanced because of their ability to sell life and property-casualty insurance products, as well as mutual funds.

EquiTrust Life Market Area

EquiTrust Life is national in scope and is currently licensed to sell products in the District of Columbia and all states except New York.

EquiTrust Life Independent Channel

The EquiTrust Life independent channel is focused on growth. Our target market consists of independent marketing organizations (IMOs) that recruit and motivate agents and add value to these agents through service, training and sales support. These organizations are not exclusive to EquiTrust Life and may operate in any state where they are licensed. Most are organized for the principal purpose of insurance product sales. Some IMOs are organized for other purposes, such as a bank or broker/dealer. All recruiting expenses are borne by the IMO and their compensation from EquiTrust Life consists solely of commissions paid on net premiums received from sales by their agents.

Agents appointed by us are compensated by their assigned IMO or paid directly by EquiTrust Life pursuant to an agent contract. This compensation is a percentage of premiums received and typically is between 2% and 10% depending upon the product and the agent’s production. The typical agent is an independent contractor with substantial experience selling the types of products offered by EquiTrust Life.

We require all agents to be under an IMO which is responsible for any uncollectible commission-related debts. Credit, criminal and state license background checks are performed on all applicants and evidence of current errors and omissions insurance coverage is required. At year-end 2004, we had 4,778 agents appointed to sell EquiTrust Life products and were generally adding between 50 and 100 new agents each week.

In addition to sales support offered by the IMO, an agent can receive direct assistance from us through either a toll-free telephone call or through our website www.equitrust.com. A staff of specialists trained in the marketing of our products is available during normal business hours to answer product questions, help with policy administrative issues and share best sales practices.

The EquiTrust Life independent channel uses a new technology platform for issuing and administering its product portfolio. We believe this technology provides EquiTrust Life with a substantial cost and time-to-market advantage in the development of new insurance products. It enables us to rapidly respond to changes in the annuity market and national economy.

Other Exclusive Distribution

In addition to representation by independent agents, EquiTrust Life also has a small number of specially appointed exclusive agents in certain states such as Washington, Oregon, Oklahoma, Arkansas and Texas. These agents sell products that are similar in design to our Farm Bureau Life products, but EquiTrust Life underwrites the contracts.

Alliance Partners - Distribution

Our variable alliance partners have 3,277 registered representatives who are licensed to sell variable products under our agreements with them. Our alliance partners have sales forces comprised of exclusive agents, independent agents and broker/dealers. Among our partners with exclusive agency forces, the number of these agents licensed to sell variable products has grown steadily from 3% at December 31, 1998 to approximately 37% at December 31, 2004. Our partners continue working with their other agents to license them to become registered representatives. These alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products.

Segmentation of Our Business

Management analyzes operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are (1) traditional annuity – exclusive distribution (“Exclusive Annuity Segment”), (2) traditional annuity – independent distribution (“Independent Annuity Segment”), (3) traditional and universal life insurance and (4) variable. We also have a corporate and other segment that consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

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

Our segment results have been refined to reflect a change in the composition of our reportable segments. Prior to 2004, amounts now reported in the Exclusive Annuity Segment and the Independent Annuity Segment were reported together in a single traditional annuity segment. This change was made to better reflect how the business is managed and has no impact on our consolidated financial statements for any period reported.

See Note 14 of the notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Information” for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums collected by product type and distribution source. Premiums collected is not a measure used in financial statements prepared according to accounting principles generally accepted in the United States (GAAP), and for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents.

Traditional Annuity – Exclusive Distribution Segment

We sell a variety of traditional annuity products through our exclusive agency force. The Exclusive Annuity Segment consists of fixed annuities and supplementary contracts. Fixed annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. The following table sets forth our annuity premiums collected for the years indicated:

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Traditional annuity – exclusive distribution:
First year – individual	$152,155	$146,105	$133,832	$67,721	$28,372
Renewal – individual	73,739	65,668	59,870	35,692	13,853
Group	5,346	15,818	4,322	3,539	2,730

Total traditional annuity – exclusive distribution	$231,240	$227,591	$198,024	$106,952	$44,955

Premiums collected for the Exclusive Annuity Segment increased in 2004, 2003 and 2002 due to continued popularity of these products, which can be attributed to the products’ competitive interest crediting rates. Collected traditional annuity premiums during 2001 increased $48.6 million as a result of the acquisition of Kansas Farm Bureau Life. Premiums collected in 2004 are concentrated in the following states: Kansas (32%), Iowa (30%) and Oklahoma (7%).

Fixed Rate Annuities

We offer annuities that are generally marketed to individuals in anticipation of retirement. We offer traditional annuities principally in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 41% of our existing individual direct traditional annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders’ account balance is imposed for early termination of the annuity contract within a specified period after its effective date. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these options.

In addition to FPDAs, we also market single premium immediate annuity (SPIA) and single premium deferred annuity (SPDA) products. These products feature a single premium paid when the contract is issued and interest crediting similar to other traditional annuities. Benefit payments on SPIA contracts begin immediately after the issuance of the contract and, for SPDAs, are similar to our other traditional annuity products.

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 3.1% for 2004, 2.7% for 2003 and 4.3% for 2002.

Interest Crediting and Participating Dividend Policy

We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We examine earnings on assets by portfolio. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. Average credited rates on our individual deferred annuity contracts were 4.53% in 2004, 4.82% in 2003 and 5.44% in 2002. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 3.00% to 5.50%, with a weighted average guaranteed crediting rate of 3.33% at December 31, 2004 and 3.38% at December 31, 2003. The following table sets forth account values of individual deferred annuities for the Exclusive Annuity Segment broken out by the excess of current interest crediting rates over guaranteed rates.

	Account Value at
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
At guaranteed rate	$95,277	$66,010
Between guaranteed rate and 50 basis points.	266,511	274,172
Between 50 basis points and 100 basis points	31,061	38,352
Greater than 100 basis points	935,766	798,493

Total	$1,328,615	$1,177,027

The following table sets forth in force information for our Exclusive Annuity Segment:

	As of December 31,
	2004	2003	2002
	(Dollars in thousands)
Number of direct contracts	54,212	52,162	49,437
Interest sensitive reserves	$1,750,821	$1,582,921	$1,384,517
Other insurance reserves	368,817	353,479	322,555

Traditional Annuity — Independent Distribution Segment

The Independent Annuity Segment consists of fixed annuities and supplementary contracts (some of which involve life contingencies) sold by our independent agents or assumed through our coinsurance agreements. In addition to the types of fixed annuities included in the Exclusive Annuity Segment, the Independent Annuity Segment also includes index annuities. The following table sets forth our annuity premiums collected for the years indicated:

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Traditional annuity – independent distribution:
Direct first year - individual	$472,273	$821	$–	$–	$–
Reinsurance assumed	204,117	653,103	842,660	281,835	136

Total traditional annuity – independent distribution, net of reinsurance	$676,390	$653,924	$842,660	$281,835	$136

EquiTrust Life currently offers one fixed and three index annuities and plans to develop at least one new product each quarter. These products are available in a variety of markets to individuals who are seeking to accumulate tax-deferred savings for retirement or other purposes. In 2004, 43% of premiums were placed in annuities that were part of some tax-qualified benefit plan (primarily IRA) and 57% in other non-qualified savings plans. Most of the annuity plans can be sold to customers up to age 80. The weighted average issue age in 2004 was 68.

Direct traditional annuity premiums collected increased in 2004 due to the expansion of our EquiTrust Life distribution. Approximately 88.3% of the direct first year premiums collected is from the sale of index annuities and 11.7% is from the sale of multi-year guarantee annuities (MYGA). Our direct annuity sales in 2004 are widely disbursed throughout the United States with the largest concentration in the states of Florida (13%), California (11%) and Michigan (11%). In 2004, 40 IMOs produced at least $2.0 million of premiums collected with the largest providing approximately $52.3 million. The five largest IMOs combined for a total of $175.1 million of premium from agents appointed directly with them. In addition no one IMO, bank or broker/dealer accounts for more than 12% of our direct premiums collected in 2004. Reinsurance assumed decreased during 2004 due to the suspension of our coinsurance agreement with American Equity. Excluded from the above table is the coinsurance of certain in force business during 2001 with annuity reserves totaling $252.9 million.

Index Annuities

Approximately 71.4% of the annuities in the Independent Annuity Segment are index annuities. Index annuities allow policyholders to link returns to the performance of a particular index, without the risk of loss of their principal. The underlying indices available under the contracts vary by product, but may include the S&P 500, the Dow Jones Industrial Average, the NASDAQ 100, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index. These products allow contract holders to transfer funds once a year among the indices and a traditional fixed rate strategy. The products require annual crediting of interest and an annual reset of the applicable index on the contract anniversary date. The computation of the annual index credit is based upon either a one year point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next anniversary date) or a daily or monthly averaging of the index during the contract year.

The index annuity contract value is equal to the premiums paid plus annual index credits based upon a percentage, known as the “participation rate,” of the annual appreciation (based in some instances on daily or monthly averages) in a recognized index or benchmark. The participation rate, which may be reset annually, defines the contract holder’s level of participation in index gains each year. The participation rate generally varies among the products from 50% to 100%. Some of the products we coinsure also have an “asset fee” ranging from 1% to 5%, which is deducted from the interest to be credited. The asset fees may be adjusted annually, subject to stated limits. In addition, some products apply an overall limit, or “cap,” ranging from 5% to 20%, on the amount of annual index credits the policyholder may earn in any one contract year, and, for certain products, the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 1.50% to 3.00% on a cumulative basis.

Certain index annuities that we sell and coinsure are “bonus” products. These products are credited with a premium bonus ranging from 1% to 10% of the initial annuity deposit upon issuance of the contract. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.

A portion of the premium received from the contract holder is used to purchase derivatives consisting of one-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the annual index credits is reset and new one-year call options are purchased to fund the next annual index credit. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to minimum guarantees.

After the purchase of the one-year call options and payment of acquisition costs, we invest the balance of the index premiums and the investments reside in our general account. With respect to that portion of the index account value allocated to an index crediting strategy, our spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract), the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of one-year options purchased over the expected life of an index annuity (typically 10 to 15 years), we would incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits, or potentially result in losses on these products.

Fixed Rate Annuities

Approximately 28.6% of the annuities in the Independent Annuity Segment are fixed rate annuities. We coinsure FPDA and SPDA products with characteristics which are generally similar to the products offered through the Exclusive Annuity Segment. In addition, we sell MYGAs that include guarantees of the annual crediting rate for three-year, five-year, six-year, eight-year and ten-year periods.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities (including both direct and assumed business) were 4.7% for 2004, 4.6% for 2003 and 3.5% for 2002.

Interest Crediting Policy

We have a steering committee that meets monthly, or more frequently if required, to review and establish current period interest and participation rates, if applicable, for products sold through our EquiTrust Life independent distribution based upon current investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. The average interest credited rate on our MYGA contracts, including bonus interest, was 4.90% in 2004. The average rate for these contracts, excluding bonus interest, was 3.71% in 2004. The guaranteed minimum crediting rates for these contracts range from 1.50% to 3.00%, with a weighted average guaranteed crediting rate of 1.99% at December 31, 2004. The average crediting rate for the traditional fixed rate strategy for our index annuities sold through our EquiTrust Life independent distribution was 3.19% in 2004. The guaranteed minimum crediting rates for the fixed rate strategy of our index annuities range from 1.50% to 2.05%, with a weighted average guaranteed crediting rate of 1.62% at December 31, 2004.

We do not have the ability to adjust interest-crediting rates or other non-guaranteed elements of the underlying business assumed through coinsurance agreements. While we are precluded from directly controlling these rates, we do have a representative on American Equity’s Board of Directors. Average credited rates on fixed rate annuities assumed, including bonus interest, were 4.15% in 2004, 5.81% in 2003 and 7.10% in 2002. Average credited rates on fixed rate annuities assumed, excluding bonus interest, were 3.76% in 2004, 4.10% in 2003 and 4.68% in 2002.

Most of the fixed rate annuity contracts assumed through coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of 3.02% at December 31, 2004. For contracts assumed from EMCNL, these guaranteed rates range from 3.00% to 3.50%, with a weighted average guaranteed crediting rate of 3.18% at December 31, 2004. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuity business assumed.

	Account Value at
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
At guaranteed rate	$52,037	$49,684
Between guaranteed rate and 50 basis points.	518,483	538,658
Between 50 basis points and 100 basis points	10,533	2,185
Greater than 100 basis points	184,520	110,134

Total	$765,573	$700,661

The following table sets forth in force information for our Independent Annuity Segment:

	As of December 31,
	2004	2003	2002
	(Dollars in thousands)
Number of direct contracts	8,044	28	–
Interest sensitive reserves	$773,094	$709,003	$491,969
Index annuity reserves	1,932,091	1,338,176	910,106
Other insurance reserves	5,626	3,107	2,750

Traditional and Universal Life Insurance Segment

We sell a variety of traditional and universal life insurance products through our exclusive agency force. In addition, we assume a block of in force traditional and universal life insurance from EMCNL. The traditional and universal life insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.

The following table sets forth our traditional and universal life insurance premiums collected for the years indicated:

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Universal life:
First year	$2,300	$1,968	$1,903	$1,806	$2,010
Renewal	38,935	39,067	39,277	40,101	39,374

Total	41,235	41,035	41,180	41,907	41,384
Participating whole life:
First year	16,411	16,020	10,196	5,871	2,616
Renewal	81,232	78,912	76,906	76,493	61,083

Total	97,643	94,932	87,102	82,364	63,699
Term life and other:
First year	5,893	6,270	7,578	7,087	4,930
Renewal	36,351	34,403	31,129	28,666	19,394

Total	42,244	40,673	38,707	35,753	24,324

Total traditional and universal life	181,122	176,640	166,989	160,024	129,407
Reinsurance assumed	14,503	15,173	16,039	11,482	–
Reinsurance ceded	(13,323)	(11,714)	(9,064)	(7,822)	(3,547)

Total traditional and universal life, net of reinsurance	$182,302	$180,099	$173,964	$163,684	$125,860

Collected traditional and universal life insurance premiums during 2001 increased $26.0 million as a result of the acquisition of Kansas Farm Bureau Life. The coinsurance of in force business from EMCNL on May 1, 2001 is excluded from the above table. At the inception of this coinsurance agreement, related traditional and universal life insurance reserves totaled $209.1 million. For our direct traditional and universal life premiums collected in our Farm Bureau market territory, premiums collected in 2004 are concentrated in the following states: Iowa (24%), Kansas (17%) and Oklahoma (12%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 43% of direct life receipts from policyholders during 2004 and represented 15% of life insurance in force at December 31, 2004.

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

Universal Life Insurance

Our universal life policies provide permanent life insurance protection with a flexible or fixed premium structure which allows the customer to pre-fund future insurance costs and accumulate savings on a tax-deferred basis. Premiums received, less policy assessments for administration expenses and mortality costs, are credited to the policyholder’s account balance. Interest is credited to the cash value at rates that we periodically set.

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 15 underwriters who have an average of 20 years of experience in the insurance industry. Our underwriters review each applicant’s written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 16 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Any tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Lapse Rates

Our lapse rate has historically been less than industry averages. A summary of our individual life insurance lapse rates (for our direct traditional, universal life and variable life insurance products), compared to industry averages, is outlined in the following table:

	Lapse rates for the year ended December 31,
	2004		2003	2002	2001	2000
Our life insurance lapse rates	7.5%		7.3%	7.2%	6.4%	7.9%
Industry life insurance lapse rates(A)	(B	)	7.6	8.5	7.7	8.7

(A)	Source: 2004 Best’s Aggregates and Averages
(B)	The industry lapse rate for 2004 is not available as of the filing date of this Form 10-K.

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

Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life after June 30, 1999 is $1,100,000. For business issued prior to July 1, 1999, the maximum retention is generally limited to $600,000. However, we are generally exercising our recapture rights to increase retention to current levels after this business is 10 years old. Indemnity reinsurance does not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by us has failed to pay any material policy claims (either individually or in the aggregate) with respect to our ceded business. We continually monitor the financial strength of our reinsurers. If for any reason reinsurance coverages would need to be replaced, we believe that replacement coverages from financially responsible reinsurers would be available.

Interest Crediting and Participating Dividend Policy

The interest crediting and participating dividend policies for our traditional and universal life insurance products are the same as for our traditional annuity products in the Exclusive Annuity Segment. See “Interest Crediting and Participating Dividend Policy” under the Exclusive Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 4.48% in 2004, 5.06% in 2003 and 5.58% in 2002. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.86% at December 31, 2004. The following table sets forth account values of interest sensitive life products broken out by the excess of current interest crediting rates over guaranteed rates.

	Account Value at
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
At guaranteed rate	$37,408	$–
Between guaranteed rate and 50 basis points.	346,367	311,598
Between 50 basis points and 100 basis points	19,979	75,342
Greater than 100 basis points	209,638	218,393

Total	$613,392	$605,333

All of the universal life contracts assumed from EMCNL have a guaranteed minimum crediting rate of 4.00% at December 31, 2004. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for interest sensitive life business assumed from EMCNL.

	Account Value at
	December 31, 2004	December 31, 2003
	(Dollars in thousands)
At guaranteed rate	$–	$1,044
Between guaranteed rate and 50 basis points.	1,318	8,220
Between 50 basis points and 100 basis points	56,589	127,923
Greater than 100 basis points	95,437	18,737

Total	$153,344	$155,924

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

The following table sets forth in force information for our traditional and universal life insurance segment:

	As of December 31,
	2004	2003	2002
	(Dollars in thousands, except face amounts in millions)
Number of direct policies - traditional life	323,719	325,240	322,732
Number of direct policies - universal life	58,876	60,439	62,094
Direct face amounts - traditional life	$21,835	$20,427	$18,570
Direct face amounts - universal life	4,724	4,787	4,844
Interest sensitive reserves	766,953	761,452	750,195
Other insurance reserves	1,308,399	1,265,054	1,202,930

Variable Segment

We sell several variable products through our exclusive agency force. In addition, we receive variable business through our unique EquiTrust variable product alliances. The variable segment consists of variable universal life insurance and variable annuity contracts. These products are similar to universal life insurance and traditional annuity contracts, except the contract holder has the option to direct the cash value of the contract to a wide range of investment sub-accounts, thereby passing the investment risk to the contract holder. The following table sets forth our variable premiums collected for the years indicated:

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Variable annuities:
Exclusive channel (1):
First year	$35,168	$32,567	$52,138	$34,481	$30,916
Renewal	20,014	16,182	11,769	8,861	6,763

Total	55,182	48,749	63,907	43,342	37,679
Alliance channel:
First year (2)	26,048	15,850	10,896	10,319	21,710
Renewal (2)	3,416	2,399	1,808	1,084	318

Total	29,464	18,249	12,704	11,403	22,028

Total variable annuities	84,646	66,998	76,611	54,745	59,707
Variable universal life:
Exclusive channel (1):
First year	4,002	4,721	8,892	13,186	14,594
Renewal	43,885	42,776	41,009	37,208	32,077

Total	47,887	47,497	49,901	50,394	46,671
Alliance channel:
First year (2)	858	773	722	1,272	1,462
Renewal (2)	1,301	1,078	836	464	216

Total	2,159	1,851	1,558	1,736	1,678

Total variable universal life	50,046	49,348	51,459	52,130	48,349

Total variable	134,692	116,346	128,070	106,875	108,056
Reinsurance ceded	(1,415)	(754)	(749)	(746)	(727)

Total variable, net of reinsurance	$133,277	$115,592	$127,321	$106,129	$107,329

(1)	Prior periods have been restated to exclude internal rollovers to the variable segment totaling $2.9 million in 2003, $7.0 million in 2002, $10.2 million in 2001 and $25.0 million in 2000. We do not anticipate internal rollovers to be significant to premiums collected in future periods.
(2)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Variable premiums collected increased in 2004 due principally to an increase in sales of variable annuities through our EquiTrust variable product alliances. Variable sales tend to vary with the performance of the equity markets. Of the total variable premiums collected, collected premiums for 2004 are concentrated in the following states: Iowa (30%), Minnesota (8%) and Nebraska (5%).

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

Our variable annuity products have a guaranteed minimum death benefit (GMDB) rider. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, which makes up the majority of our variable annuity account balance, the GMDB is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and issued or assumed by EquiTrust generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date. In addition, certain of our variable annuity products have an incremental death benefit (IDB) rider. Our exposure to GMDBs and IDBs, the amount considered in the money, is $25.7 million at December 31, 2004. The reserve for these benefits is determined using scenario-based modeling techniques and industry mortality assumptions. The related reserve recorded at December 31, 2004 totaled $0.5 million. We do not issue variable annuity contracts with guaranteed living benefit riders that guarantee items such as a minimum withdrawal benefit, a minimum account balance or a minimum income benefit.

Underwriting and Reinsurance

Our underwriting standards and reinsurance programs for our variable life products are the same as our standards and programs for our traditional and universal life insurance products. See “Underwriting” and “Reinsurance” under the traditional and universal life insurance segment discussion.

The following table sets forth in force information for our variable segment:

	As of December 31,
	2004	2003	2002
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts - variable annuity	19,274	18,350	17,092
Number of direct policies - variable universal life	66,512	67,512	68,650
Direct face amounts - variable universal life	$7,331	$7,212	$7,082
Separate account assets	552,029	463,772	347,717
Interest sensitive reserves	209,869	203,317	172,075
Other insurance reserves	19,507	20,785	19,744

Corporate and Other Segment

The Corporate and Other segment includes (i) advisory services for the management of investments and companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services, primarily with affiliates and (iv) a small block of closed accident and health business.

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

The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a portfolio of debt securities deemed to be of high grade; (3) as high a level of current income as is consistent with investment in a portfolio of fixed-income securities rated in the lower categories of established rating services; (4) high total investment return of income and capital appreciation by investing in growth common stocks, high grade debt securities and preferred stocks and high quality short-term money market instruments; (5) high current income consistent with liquidity and stability of principal (Money Market Portfolio); and (6) an unmanaged index fund, which seeks growth of capital and income by investing primarily in common stocks of designated well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2004 totaled $506.5 million.

EquiTrust Investment Management Services, Inc. (the Advisor), a subsidiary, receives an annual management fee based on the average daily net assets of each EquiTrust Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Variable Insurance Series Fund. In addition, the Advisor receives a 0.05% accounting fee. EquiTrust Marketing Services, LLC (EquiTrust Marketing), a subsidiary, serves as distributor and principal underwriter for the EquiTrust Funds. EquiTrust Marketing receives from the Series Fund a 0.50% annual distribution services fee, a 0.25% annual administration services fee and receives directly any contingent deferred sales charge paid on the early redemption of shares. EquiTrust Marketing also serves as the principal dealer for the Series Fund and receives commissions and fees.

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

We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $16.1 million at December 31, 2004.

During 2004, the Advisor stopped waiving the management, transfer agent and certain other fees charged to the Money Market Portfolio and Money Market Funds. The Advisor had been waiving these fees since 2002 in response to the low market interest rate environment.

EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Read the prospectus before you invest.

Ratings and Competition

Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life and EquiTrust Life are rated “A”(Excellent) by A.M. Best Company, Inc. (“A.M. Best”), A.M. Best’s third highest rating of 13 ratings assigned to solvent insurance companies, which currently range from “A++"(Superior) to “D”(Poor). In addition, both Farm Bureau Life and EquiTrust Life are rated “A”(Strong) by Standard & Poor’s, whose financial strength ratings for solvent insurance companies range from “AAA”(Extremely Strong) to “CC”(Extremely Weak). A.M. Best and Standard & Poor’s ratings consider claims paying ability and are not a rating of investment worthiness. All of our ratings have been issued with a stable outlook with the exception of the current “A” A.M. Best rating for EquiTrust Life, which was issued with a negative outlook.

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

Regulation

Our insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. This regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, mutual funds, investment advisor, broker/dealer and certain licensed agents are also subject to regulation by the Securities and Exchange Commission, the NASD and state agencies.

Increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of ongoing legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, accounting policies and procedures, specifically focusing on insurance company investments and solvency issues, market conduct, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines and the circumstances under which dividends may be paid. We do not believe the adoption in any of our operating states of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.

Employees

At February 1, 2005, we had approximately 1,960 employees. A majority of our employees and the executive officers also provide services to Farm Bureau Mutual and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. The property leased currently consists of approximately 180,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. We also lease 23,000 square feet of an office building in Manhattan, Kansas under an annually renewable operating lease. The office space used in these buildings is shared with affiliates and the square feet disclosed is the amount of space allocated to us. The amount of space allocated to us is determined annually. We also lease 16,000 square feet of another office building in West Des Moines, Iowa under two operating leases which expire in 2006. Operations related to our EquiTrust Life expansion are conducted from this location. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are a party to lawsuits arising in the normal course of business. We believe the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock for each quarter of 2004 and 2003.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2004
High	$29.35	$28.51	$28.26	$29.72
Low	24.35	24.43	24.20	24.20

Dividends declared and paid	$0.10	$0.10	$0.10	$0.10

2003
High	$20.21	$20.90	$26.10	$26.70
Low	18.43	19.40	20.15	23.00

Dividends declared and paid	$0.10	$0.10	$0.10	$0.10

There is no established public trading market for our Class B common stock. As of February 1, 2005, there were approximately 3,600 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in “street name”), and 24 holders of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2005 will be $0.105 per common share.

For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” and Notes 1 and 13 to the consolidated financial statements.

Issuer Purchases of Equity Securities

We did not have any issuer purchases of equity securities for the quarter ended December 31, 2004.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (1)

	As of or for the year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive and index product charges	$89,925	$83,944	$78,475	$70,492	$59,780
Traditional life insurance premiums	131,865	129,190	121,999	114,998	83,830
Accident and health premiums	480	566	493	3,044	9,654
Net investment income	416,081	395,881	348,359	285,087	221,369
Derivative income (loss)	15,607	17,078	(10,418)	100	–
Realized gains (losses) on investments	8,175	(2,008)	(14,879)	(15,878)	(25,960)
Total revenues	682,602	641,545	541,115	474,590	367,618

Income from continuing operations (2)	66,076	65,945	50,668	40,401	38,747
Cumulative effect of change in accounting for derivative instruments	–	–	–	344	–
Income/gain from discontinued operations	–	–	–	–	600
Net income (2)	66,076	65,945	50,668	40,745	39,347
Net income applicable to common stock (2)	65,926	63,648	46,331	36,543	39,197
Per common share:
Income from continuing operations	2.31	2.27	1.68	1.32	1.27
Income from continuing operations – assuming dilution	2.26	2.23	1.64	1.30	1.25
Earnings	2.31	2.27	1.68	1.33	1.29
Earnings – assuming dilution	2.26	2.23	1.64	1.31	1.27
Cash dividends	0.40	0.40	0.40	0.40	0.36
Weighted average common shares outstanding – assuming dilution	29,140,890	28,548,882	28,168,508	27,867,140	30,799,891
Consolidated Balance Sheet Data
Total investments	$7,501,680	$6,341,701	$5,387,369	$4,300,856	$2,870,659
Assets held in separate accounts	552,029	463,772	347,717	356,448	327,407
Total assets	9,100,736	7,949,070	6,799,449	5,629,189	3,704,046
Long-term debt (3)	217,183	140,200	–	40,000	40,000
Total liabilities	8,267,934	7,201,082	5,955,362	4,883,574	3,130,101
Company-obligated mandatorily redeemable preferred stock of subsidiary trust (3)	–	–	97,000	97,000	97,000
Series C redeemable preferred stock (3)	–	–	85,514	82,691	–
Total stockholders’ equity (4)	832,611	747,827	661,363	565,793	476,803
Book value per common share	28.87	26.42	23.71	20.53	17.35

Notes to Selected Consolidated Financial Data

(1)	Amounts for 2001, 2002, 2003 and 2004 are impacted by the acquisition of Kansas Farm Bureau Life Insurance Company, Inc. effective January 1, 2001 and the assumption of business through two coinsurance transactions during 2001.
(2)	Amounts are impacted by equity income from an equity investee totaling $4.4 million in 2003, $1.4 million in 2002 and 2001 and $0.4 million in 2000. Beginning in 2004, we discontinued applying the equity method of accounting for this investment as our share of percentage ownership decreased due to the equity investee’s initial public offering of common stock in December 2003.
(3)	See Note 1 to the consolidated financial statements for an explanation of the impact of accounting changes on net income, long-term debt, company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock beginning in 2003.
(4)	Amounts are impacted by unrealized gains (losses) on investments, net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserves and value of insurance in force acquired, totaling $141.2 million in 2004, $121.6 million in 2003, $95.1 million in 2002, $39.4 million in 2001 and ($22.4) million in 2000.

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

Overview and Profitability

We sell individual life insurance and annuity products through an exclusive distribution channel and individual annuity products through independent agents and brokers. Our exclusive agency force consists of 1,962 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Our fast growing independent channel, which we began in 2003, consists of 4,778 agents and brokers operating throughout the United States. In addition to writing direct insurance business, we assume through a coinsurance agreement a percentage of certain annuities written by American Equity Investment Life Insurance Company (American Equity) prior to August 1, 2004. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty companies.

Our profitability is primarily a factor of the following:

•	The volume of our life insurance and annuity business in force, which is driven by the level of our sales, the volume of business assumed through coinsurance agreements and the persistency of the business written.
•	The amount of spread (excess of net investment income earned over interest credited) we earn on contract holders’ general account balances.
•	The amount of fees we earn on contract holders’ separate account balances.
•	Our ability to price our life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, investment results and our ability to maintain expenses in accordance with pricing assumptions drive our margins on the life products. On many products, we have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.
•	Our ability to manage our investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.
•	Our ability to manage the level of our operating expenses.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs and deferred sales inducements, are capitalized and amortized into expense. We also record an asset, value of insurance in force acquired, for the cost assigned to insurance contracts when an insurance company is acquired. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For participating traditional life insurance, interest sensitive and index products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs and deferred sales inducements are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.

As described in more detail in Note 1 to our consolidated financial statements, we have recently adopted newly issued accounting rules that require the following accounting changes:

•	Effective January 1, 2004, we changed our method of computing reserves for guaranteed minimum death benefits and incremental death benefits associated with our variable annuities and changed our presentation of deferred expenses and related amortization relating to sales inducements.
•	Beginning July 1, 2003, embedded derivatives relating to the purchase of securities under terms that do not meet the regular-way security trade exception are identified and accounted for at fair value.*
•	Beginning July 1, 2003, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C preferred stock are classified as debt and related dividend payments are classified as interest expense.
•	Beginning October 1, 2003, embedded derivatives in our modified coinsurance contracts are identified and accounted for at fair value.*
•	Effective December 31, 2003, we deconsolidated the trust that issued the company-obligated mandatorily redeemable preferred stock. The effect of this deconsolidation is to replace the obligations of the trust to the preferred security holders with our subordinated debt obligation to the trust.

*	We do not believe the impact on our consolidated financial statements of adopting this standard was material.

In addition, effective January 1, 2003, we changed our method of accounting for stock option expense by adopting a method which recognizes compensation expense over the vesting period.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements. A summary of our significant accounting estimates, as well as the hypothetical effects of changes in the material assumptions used to develop each estimate, is included in the following table. We have discussed the identification, selection and disclosure of these significant accounting estimates with the Audit Committee of the Board of Directors.

Balance Sheet		Assumptions /	Effect if Different
Caption	Description of Critical Estimate	Approach Used	Assumptions / Approach Used
Fixed maturities - available for sale	We estimate the fair values of securities that are not actively traded.	Fair values are principally estimated using a matrix calculation assuming a spread over U. S. Treasury bonds. The spread is based on current interest rates, risk assessment of the bonds and the current market environment.	We believe that reasonable changes in the interest spread, ranging from 20 basis points to 100 basis points, depending upon credit quality, would produce a total value ranging from $294.6 million to $313.0 million, as compared to the recorded amount of $299.4 million. Unrealized gains and losses on these securities are recorded directly in stockholders’ equity, net of offsets, as a component of accumulated other comprehensive income or loss.
Fixed maturities - available for sale and equity securities	We are required to exercise judgement to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.	We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value and other key economic measures. We also evaluate our ability and intent to hold the security.	At December 31, 2004, we had 172 fixed maturity and equity securities with gross unrealized losses totaling $22.6 million. Included in the gross unrealized losses are losses attributable to both movement in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition - Investments” section that follows. Net income would have been reduced by approximately $11.1 million if all these securities were deemed to be other than temporarily impaired on December 31, 2004.
Deferred policy acquisition costs and deferred sales inducements	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is dependent upon estimates of current and future gross profits or margins on this business. Key assumptions used include the following:
     • yield on investments supporting
       the liabilities,
     • amount of interest or dividends
        credited to the policies,
     • amount of policy fees and
        charges,
     • amount of expenses necessary
        to maintain the policies, and
     • amount of death and surrender
        benefits and the length of time
	the policies will stay in force.	These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is expected to total $55.5 million for 2005, excluding the impact of new production in 2005. A 10 percent increase in estimated gross profits for 2005 would result in $5.0 million of additional amortization expense. Correspondingly, a 10 percent decrease in estimated gross profits would result in $4.6 million of decreased amortization expense.

Balance Sheet		Assumptions /	Effect if Different
Caption	Description of Critical Estimate	Approach Used	Assumptions / Approach Used
Future policy benefits	Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates, and dividend crediting rates.

	The development of reserves for future policy benefits for index annuities requires the valuation of the embedded derivatives relating to the contract holder’s right to participate in one or more market indices. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indices, risk free interest rates, market returns and the expected lives of the contracts.	These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant. For index annuities, these assumptions are revised at each balance sheet date.	Due to the number of independent variables inherent in the calculation of traditional life insurance reserves and reserves for the embedded derivatives in index annuities, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.
Other assets/liabilities	The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2004 totaled $6.4 million.	We have assumed the expected long-term rate of return on plan assets will be 7.00%. In estimating the discount rate (6.25% for 2004), we based it on the rate of return currently available on high quality, fixed-income investments.	A 100 basis point decrease in the expected return on assets would result in a $0.5 million increase in pension expense. A 100 basis point decrease in the assumed discount rate would result in a $0.4 million increase in pension expense. A 100 basis point increase in these rates would result in a decrease to expense in approximately the same amount noted above.

Results of Operations for the Three Years Ended December 31, 2004

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)

Net income	$66,076	$65,945	$50,668
Less dividends on Series B and C preferred stock	(150)	(2,297)	(4,337)

Net income applicable to common stock	$65,926	$63,648	$46,331

Earnings per common share	$2.31	$2.27	$1.68

Earnings per common share – assuming dilution	$2.26	$2.23	$1.64

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional annuity – exclusive distribution	$231,240	$227,591	$198,024
Traditional annuity – independent distribution	472,273	821	–
Traditional and universal life insurance	167,799	164,926	157,925
Variable annuity and variable universal life (1)	133,277	115,592	127,321
Reinsurance assumed and other (2)	219,118	668,809	859,156

Total	$1,223,707	$1,177,739	$1,342,426

Direct life insurance in force, end of year (in millions)	$33,890	$32,426	$30,496
Life insurance lapse rates	7.5%	7.3%	7.2%
Withdrawal rates:
Individual traditional annuity – exclusive distribution	3.1%	2.7%	4.3%
Individual traditional annuity – independent distribution	4.7%	4.6%	3.5%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
(2)	Prior year periods have been restated to exclude internal rollovers to the variable segment totaling $2.9 million in 2003 and $7.0 million in 2002.

Premium collected is a non-GAAP financial measure for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct traditional annuity – independent distribution premiums collected increased significantly during 2004 due to the successful expansion of our EquiTrust Life independent distribution channel. Reinsurance assumed and other premiums collected decreased during 2004 due to the suspension of our coinsurance agreement (the coinsurance agreement) with American Equity effective August 1, 2004. As a result of this suspension, no transfers of new business will occur unless we and American Equity agree to resume the coinsurance of new business. The business assumed by us prior to the suspension will remain as part of our in force business.

Net income applicable to common stock increased 3.6% in 2004 to $65.9 million and 37.4% in 2003 to $63.6 million. Net income applicable to common stock in 2004 was positively impacted by growth in the volume of business in force, an increase in realized gains on investments and a decrease in our effective tax rate. These items are partially offset by decreases in equity income and spreads earned on our individual annuity products and increases in operating expenses. The increase in 2003 is primarily attributable to growth in the volume of business in force, decreases in realized losses on investments and increases in equity income and fee income from bond calls and mortgage loan prepayments.

The spreads earned on our universal life and individual traditional annuity products are as follows:

	Year ended December 31,
	2004	2003	2002
Weighted average yield on cash and invested assets	6.14%	6.81%	7.17%
Weighted average interest crediting rate/index cost	4.13%	4.57%	5.34%

Spread	2.01%	2.24%	1.83%

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

Premiums and product charges are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$89,925	$83,944	$78,475
Traditional life insurance premiums	131,865	129,190	121,999
Accident and health premiums	480	566	493

Total	$222,270	$213,700	$200,967

Premiums and product charges increased 4.0% in 2004 to $222.3 million and 6.3% in 2003 to $213.7 million. The increases in interest sensitive and index product charges in 2004 and 2003 are driven principally by surrender charges on annuity and universal life products, increases in cost of insurance charges on universal life products and mortality and expense fees on variable products. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. Cost of insurance charges increased due to aging of the business in force. Mortality and expense fees increased due to increases in the separate account balances on which fees are based. Traditional premiums increased in 2004 and 2003 due primarily to sales of term and whole life products by our Farm Bureau Life agency force.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 5.1% in 2004 to $416.1 million and increased 13.6% in 2003 to $395.9 million. These increases are due to an increase in average invested assets of 15.5% to $6,734.7 million (based on securities at amortized cost) in 2004 compared to $5,828.5 million in 2003 and $4,845.3 million in 2002. The increases in average invested assets in 2004 and 2003 are due principally to net premium inflows from the Farm Bureau Life and EquiTrust Life distribution channels and the coinsurance agreement. The annualized yield earned on average invested assets was 6.18% in 2004, 6.79% in 2003 and 7.19% in 2002. Market conditions in 2004, 2003 and 2002 decreased our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. For 2003, an increase in fee income from bond calls and mortgage loan prepayments partially offset the impact of these market conditions. Fee income from mortgage loan prepayments and bond calls totaled $2.2 million in 2004, $9.6 million in 2003 and $1.8 million in 2002. Net investment income includes ($0.5) million in 2004, $3.3 million in 2003 and $4.0 million in 2002 representing acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions during the respective periods. The amount of bond call and prepayment fee income we earn typically increases with a decrease in market interest rates as more bonds and mortgage loans are prepaid before their contractual maturity. See “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) is as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration or upon early termination	$33,637	$21,807	$3,755
Change in the difference between fair value and remaining option cost at beginning and end of year	7,793	15,646	2,767
Cost of money for call options	(26,271)	(20,627)	(16,326)

	15,159	16,826	(9,804)
Other	448	252	(614)

Total derivative income (loss)	$15,607	$17,078	$(10,418)

The increases in gains received at expiration or termination are attributable to growth in the volume of index annuities in force and appreciation in the underlying equity market indices on which our options are based. The changes in the difference between the fair value of the call options and the remaining option costs for 2004 and 2003 are caused primarily by the general change in the S&P 500 Index (upon which the majority of our options are based). For 2004, the S&P 500 Index increased on a point-to-point basis by 9.0%, compared to a point-to-point increase of 26.4% for 2003. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 Index averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$15,633	$16,675	$35,678
Losses on sales	(941)	(4,772)	(21,217)
Losses due to impairments	(6,517)	(13,911)	(29,340)

Total realized gains (losses) on investments	$8,175	$(2,008)	$(14,879)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses at December 31, 2004 and 2003.

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

If we determine that an unrealized loss is other than temporary, the security is written down to its fair value at the time of impairment, with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for 2004, 2003 and 2002, including the circumstances requiring the write downs, are summarized in the following table:

	Impairment		Impact on Other
General Description	Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Year ended December 31, 2004:

Major United States airline	$1,228	In September, the company was restructuring its lease obligations with lenders and negotiating labor costs. The company stated that if labor costs are not reduced, bankruptcy is probable.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$3,430	In June, the company was negotiating labor costs and we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Textile manufacturer	$1,632	In March, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales.	Credit specific issues with no impact on other material investments.

Year ended December 31, 2003:

Northwest electric energy generator	$1,392	In September, issuer filed for bankruptcy after unsuccessful attempts to restructure. This reduced estimates on potential recovery.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Merchant energy generator	$595	In September, we noted a negative outlook for recovery, based on the company’s proposed reorganization plan. This plan would provide no recovery on our issue.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

			Impact on Other
General Description	Impairment Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Year ended December 31, 2003 (continued):

Major United States airline	$2,330	In June, based on the company’s revenues and negative operating margins, we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$806	In March, the aircraft on one bond issue was returned to bondholders while other bond issues missed two consecutive debt payments. We determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Hotel	$3,500	In March, this mortgage loan was restructured and written down to appraised value.	Credit specific issues with no impact on other material investments.

Merchant energy generator	$3,230	In March, issuer filed for bankruptcy and we reduced estimates on potential recovery.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Merchant energy generator	$866	In March, we wrote down due to restructuring in power generator sector and revised expectation of the length of time to recover full value.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

			Impact on Other
General Description	Impairment Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Year ended December 31, 2002:

Financial services company	$2,200	In December, there was a significant reduction in the value of broker/dealers and a high probability of a merger with another broker/dealer.	Credit specific issues with no impact on other material investments.

Major United States airline	$7,803	In November, cash flow deteriorated and the company was unable to obtain desired financing. The issuer subsequently filed for bankruptcy.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$2,308	In September, issue was downgraded reflecting decreased value and cash flow generating ability. The issue is secured by an older aircraft.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$2,268	In August, issuer defaulted on interest payments and filed for bankruptcy.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Large telecommunication company	$6,604	In June, fraud and accounting irregularities were discovered with financial restructuring highly probable.	Credit specific issues with no impact on other material investments.

Large telecommunication company	$1,927	In June, fraud and accounting irregularities were discovered with financial restructuring highly probable.	Credit specific issues with no impact on other material investments.

Merchant energy generator	$4,608	In March, issuer defaulted on an interest payment and filed for bankruptcy.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the years.

Interest sensitive and index product benefits are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$175,459	$183,607	$170,499
Index credits	49,688	20,189	4,188
Change in value of embedded derivative	2,352	14,203	1,005
Amortization of deferred sales inducements	6,792	4,040	1,048
Interest sensitive death benefits	33,792	38,431	32,886

Total	$268,083	$260,470	$209,626

Interest sensitive and index product benefits increased 2.9% in 2004 to $268.1 million and 24.3% in 2003 to $260.5 million. The increases in interest sensitive and index product benefits for 2004 and 2003 are due primarily to an increase in volume of annuity business in force and an increase in index product benefits, partially offset by the impact of reductions in interest crediting rates on many products. The increase for 2004 was also partially offset by a decrease in interest sensitive death benefits. The decreases in interest crediting rates were made in response to a declining investment portfolio yield. The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.97% for 2004, 4.45% for 2003 and 5.30% for 2002. The increases in index credits are attributable to growth in the volume of index annuities in force and appreciation in the underlying equity market indices on which our options are based. The change in the value of the embedded derivative primarily results from the change in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. Interest sensitive death benefits decreased 12.1% to $33.8 million for 2004 and increased 16.9% to $38.4 million for 2003. Interest sensitive and index product benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives for our index annuities.

Interest sensitive and index product benefits includes $6.8 million in 2004, $4.0 million in 2003 and $1.0 million in 2002 of amortization of deferred sales inducements in accordance with the adoption of Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The increases in amortization are driven by increases in the related amounts deferred as we began selling and assuming products with deferrable sales inducements beginning in 2001. Amortization of deferred sales inducements was previously included in underwriting, acquisition and insurance expenses as a component of amortization of deferred policy acquisition costs.

Traditional life insurance and accident and health policy benefits are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$83,329	$75,852	$74,728
Increase in traditional life and accident and health future policy benefits	34,149	32,745	33,262
Distributions to participating policyholders	24,733	27,443	29,540

Total	$142,211	$136,040	$137,530

Traditional life insurance and accident and health policy benefits increased 4.5% in 2004 to $142.2 million and decreased 1.1% in 2003 to $136.0 million. The increase in 2004 is due primarily to an 11.9% increase in traditional death benefits to $47.7 million. Distributions to participating policyholders decreased in 2004 and 2003 due to reductions in our dividend crediting rates in response to a declining investment portfolio yield. The increase in traditional life insurance and accident and health future policy benefits for 2003 includes a $1.8 million reduction in reserves relating to a change in valuation methodology for certain traditional life business. Traditional life insurance and accident and health policy benefits for 2002 were impacted by a $1.3 million reduction in reserves relating to the discontinuation of certain group life business. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$14,473	$13,508	$12,379
Amortization of deferred policy acquisition costs	52,717	44,773	21,618
Amortization of value of insurance in force acquired	2,321	3,140	1,643
Other underwriting, acquisition and insurance expenses, net of deferrals	80,535	69,514	65,761

Total	$150,046	$130,935	$101,401

Underwriting, acquisition and insurance expenses increased 14.6% in 2004 to $150.0 million and 29.1% in 2003 to $130.9 million. Commissions increased in 2004 and 2003 due to increases in traditional life insurance and variable universal life renewal premiums. Amortization of deferred policy acquisition costs increased due principally to the impact of increases in the volume of business in force resulting from new sales and business assumed under the coinsurance agreement. Amortization of deferred policy acquisition costs on our business assumed from the coinsurance agreement totaled $24.8 million in 2004, $19.4 million in 2003 and $5.8 million in 2002. Amortization of value of insurance in force acquired was reduced $1.2 million in 2004 as a result of changes in the assumptions used to calculate the value of insurance in force acquired. Amortization of the value of insurance in force acquired was reduced $1.2 million in 2002 by the impact of realized losses on investments backing the related policyholder liabilities. Other underwriting, acquisition and insurance expenses increased in 2004 due partially to expenses relating to the expansion of our EquiTrust Life distribution through independent agents and brokers totaling $4.0 million. The increase in 2004 was also impacted by a $0.7 million loss on the sale of fixed assets and a $1.2 million increase in advertising expense. In addition, other operating expenses increased as a result of the growth of our business and increased costs for regulatory compliance. The increases in other underwriting, acquisition and insurance expenses in 2003 are due primarily to increases in salaries and employee benefits and expense allowances on reinsurance assumed.

Interest expense totaled $11.4 million in 2004 compared to $5.1 million in 2003 and $0.7 million in 2002. The adoption of Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” during 2003 resulted in $7.0 million in 2004 and $4.6 million in 2003 being classified as interest expense. Under prior guidance these amounts were classified as minority interest distributions or dividends on preferred stock. While these accounting changes cause a decrease in pre-tax income and net income totaling $2.2 million for 2004 and 2003, the changes do not impact net income applicable to common stock or earnings per common share. Interest expense for 2004 also increased due to the issuance of $75.0 million of 5.85% Senior Notes (Senior Notes) in April 2004.

Income taxes decreased 11.8% in 2004 to $27.7 million and increased 31.6% in 2003 to $31.4 million. The effective tax rate was 30.0% for 2004, 33.4% for 2003 and 30.1% for 2002. The decrease in the effective rate for 2004 is due primarily to tax accrual reversals. During 2004, based on events and analysis performed, we determined that these tax accruals were no longer necessary and a related benefit totaling $4.5 million was recorded. The effective rate for 2004, excluding the impact of the accrual reversals, was 34.8%. The increase in the effective rate for 2004, excluding the impact of the accrual reversals, and 2003 is primarily due to the adoption of Statement No. 150 and FASB Interpretation No. 46 noted above and, for 2003, to the increase in pre-tax operating income. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax-exempt interest, tax-exempt dividend income and, for 2003 and 2002, the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust.

Equity income, net of related income taxes, totaled $1.4 million in 2004, $5.8 million in 2003 and $0.2 million in 2002. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Equity income decreased in 2004 due primarily to no longer recording equity income from our investment in American Equity Investment Life Holding Company (AEL). In the fourth quarter of 2003, our share of percentage ownership in AEL decreased resulting from AEL’s initial public offering of common stock and we discontinued applying the equity method of accounting for this investment. Our share of AEL’s net income totaled $4.4 million in 2003 and $1.4 million in 2002.

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

Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust and dividends on Series B and C preferred stock decreased due to the impact of accounting changes as discussed in “Interest expense” above.

Segment Information

Management analyzes operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) traditional annuity – exclusive distribution (“Exclusive Annuity Segment”), (2) traditional annuity – independent distribution (“Independent Annuity Segment”), (3) traditional and universal life insurance and (4) variable. We also have various support operations and corporate capital that are aggregated into a corporate and other segment. Our segment results for 2003 and 2002 have been refined to reflect a change in the composition of our reportable segments. Prior to 2004, amounts now reported in the Exclusive Annuity Segment and the Independent Annuity Segment were reported together in a single traditional annuity segment. This change was made to better reflect how the business is managed and has no impact on our consolidated financial statements for any period reported.

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

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income	$66,076	$65,945	$50,668

Realized losses (gains) on investments	(8,175)	2,008	14,879
Change in amortization of:
Deferred policy acquisition costs	603	(88)	(877)
Deferred sales inducements	70	(124)	10
Value of insurance in force acquired	177	122	(1,170)
Unearned revenue reserve	45	(5)	(82)
Income tax offset	2,548	(670)	(4,467)

Realized losses (gains), net of offsets	(4,732)	1,243	8,293

Income taxes on operating income	25,913	35,214	28,454

Pre-tax operating income	$87,257	$102,402	$87,415

Pre-tax operating income (loss) by segment:
Traditional annuity – exclusive distribution	$26,285	$24,318	$22,267
Traditional annuity – independent distribution	14,870	18,424	7,165
Traditional and universal life	52,189	54,464	61,033
Variable	2,190	980	(838)
Corporate and other	(8,277)	4,216	(2,212)

	$87,257	$102,402	$87,415

A discussion of our operating results, by segment, follows.

Traditional Annuity – Exclusive Distribution Segment

	Year ended December 31,
	2004	2003	2002
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$754	$486	$651
Net investment income	134,014	131,683	123,174
Derivative loss	–	(1,063)	(18)

	134,768	131,106	123,807
Benefits and expenses	108,483	106,788	101,540

Pre-tax operating income	$26,285	$24,318	$22,267

Other data
Annuity premiums collected, direct	$231,240	$227,591	$198,024
Policy liabilities and accruals, end of year	2,119,638	1,936,400	1,707,072

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.21%	6.78%	7.03%
Weighted average interest crediting rate	4.53%	4.82%	5.44%

Spread	1.68%	1.96%	1.59%

Individual traditional annuity withdrawal rate	3.1%	2.7%	4.3%

Pre-tax operating income for the traditional annuity – exclusive distribution segment increased 8.1% in 2004 to $26.3 million and 9.2% in 2003 to $24.3 million. Revenues, benefits, expenses and the volume of business in force increased in 2004 and 2003 primarily due to the volume of sales from our Farm Bureau distribution agency force. Premiums collected increased 1.6% in 2004 to $231.2 million and 14.9% in 2003 to $227.6 million. Net investment income includes $0.7 million in 2004, $4.9 million in 2003 and $0.9 million in 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-

backed securities as noted in the investment income discussion above. Net investment income for 2004 and 2003 was also impacted by the decline in market interest rates during these periods. The impact of the decline in market interest rates is partially offset by decreases in interest credited to policyholders due to reductions in interest crediting rates. Net investment income for 2004 is also positively impacted by a decrease in our cash position and increased investment in corporate bonds. Benefits and expenses for these periods were impacted by changes in the assumptions used to calculate deferred policy acquisition costs as discussed under “Significant Accounting Policies and Estimates.” Amortization of deferred policy acquisition costs decreased $0.3 million in 2004 and increased $1.4 million in 2003 and $0.1 million in 2002 due to changes in the assumptions used to calculate deferred policy acquisition costs. Amortization of value of insurance in force acquired was reduced $0.7 million in 2004 as a result of changes in the assumptions used to calculate the value of insurance in force acquired.

The decreases in the weighted average yield on cash and invested assets are primarily attributable to the items affecting investment income noted above. We reduced the crediting rates on most of our annuity products in response to this decline in yield. For example, we decreased crediting rates on our primary annuity contract by 25 basis points in 2004, 65 basis points in 2003 and 40 basis points during 2002. Our spreads earned in 2004 and 2003 were primarily impacted by the changes in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities.

Traditional Annuity – Independent Distribution Segment

	Year ended December 31,
	2004	2003	2002
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive and index product charges	$7,593	$5,582	$1,049
Net investment income	124,712	103,594	61,795
Derivative income (loss)	15,161	17,322	(9,804)

	147,466	126,498	53,040
Benefits and expenses	132,596	108,074	45,875

Pre-tax operating income	$14,870	$18,424	$7,165

Other data
Annuity premiums collected, independent channel	$472,273	$821	$–
Annuity premiums collected, assumed	204,117	653,103	842,660
Policy liabilities and accruals, end of year	2,710,811	2,050,286	1,404,825

Individual deferred annuity spread:
Weighted average yield on cash and invested assets.	5.90%	6.67%	7.02%
Weighted average interest crediting rate/index cost	3.79%	4.21%	5.10%

Spread	2.11%	2.46%	1.92%

Individual traditional annuity withdrawal rate	4.7%	4.6%	3.5%

Pre-tax operating income for the traditional annuity – independent distribution segment decreased 19.3% in 2004 to $14.9 million and increased 157.1% in 2003 to $18.4 million. The decrease in 2004 is due principally to decreases in individual deferred annuity spreads and increased operating expenses, partially offset by growth in the volume of business in force. The increase in 2003 is due primarily to increases in individual deferred annuity spreads and growth in the volume of business in force. Revenues, benefits, expenses and the volume of business in force increased in 2004 primarily due to the expansion of our EquiTrust Life distribution channel and business assumed under the coinsurance agreement prior to its suspension on August 1, 2004. For 2003, the increases in these items are primarily due to business assumed under the coinsurance agreement. Direct premiums collected increased to $472.3 million in 2004 compared to $0.8 million in 2003 due to the expansion of our EquiTrust Life independent distribution. The increases in net investment income are attributable to growth in invested assets due principally to net premium inflows, partially offset by the decline in our investment yield discussed above. Net investment income includes ($0.1) million in 2004, $3.1 million in 2003 and $2.8 million in 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. The changes in derivative income are primarily due to changes in the difference between the fair values of the call options resulting from changes in the indices on which our options are based. Operating expenses in 2004 include $4.0 million relating to the expansion of our EquiTrust Life distribution channel.

The decreases in the weighted average yield on cash and invested assets are primarily the result of the impact of the decline in market interest rates during 2004, 2003 and 2002. The decrease in 2004 is also partially attributable to decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities. Our spreads earned for 2004 and 2003 were primarily impacted by changes in spreads for index annuities assumed under the coinsurance agreement, which is driven by option costs and fluctuations in the minimum guarantees credited to the contracts.

Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2004	2003	2002
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$43,893	$42,885	$42,859
Traditional life insurance premiums and other income	131,865	129,190	121,999
Net investment income	137,667	141,034	146,589
Derivative income (loss)	145	(88)	(482)

	313,570	313,021	310,965
Benefits and expenses	261,381	258,557	249,932

Pre-tax operating income	$52,189	$54,464	$61,033

Other data
Life premiums collected, net of reinsurance	$182,302	$180,099	$173,964
Policy liabilities and accruals, end of year	2,075,352	2,026,506	1,953,125
Direct life insurance in force, end of year (in millions)	26,559	25,214	23,414

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.62%	7.10%	7.53%
Weighted average interest crediting rate	4.51%	5.00%	5.52%

Spread	2.11%	2.10%	2.01%

Life insurance lapse rate	8.1%	7.8%	7.9%

Pre-tax operating income for the traditional and universal life insurance segment decreased 4.2% in 2004 to $52.2 million and decreased 10.8% in 2003 to $54.5 million. Traditional life insurance premiums increased in 2004 and 2003 due primarily to sales of whole life products by our Farm Bureau Life agency force, partially offset by an increase in term life premiums ceded. Net investment income includes $0.9 million in 2004, $2.9 million in 2003 and $2.0 million in 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. Net investment income for 2004 and 2003 was also impacted by the decline in market interest rates during these periods. These decreases are partially offset by decreases in interest credited to policyholders and policy dividends paid due to reductions in interest and dividend crediting rates. Benefits and expenses for 2004 and 2003 increased due primarily to increases in operating expenses and death benefits. Death benefits totaled $69.9 million in 2004, $69.4 million in 2003 and $65.2 million in 2002. Amortization of value of insurance in force acquired was reduced $0.5 million in 2004 as a result of changes in the assumptions used to calculate the value of insurance in force acquired. Amortization of deferred policy acquisition costs was reduced by $1.4 million in 2004, $0.4 million in 2003 and $4.2 million in 2002 due to changes in the assumptions used to calculate deferred policy acquisition costs. On a consolidated basis, the impact of these assumption changes in 2003 and 2002 were largely offset by the impact of assumption changes made in the amortization of deferred policy acquisition costs in the other product segments. As noted in the discussion of traditional life insurance and accident and health policy benefits above, pre-tax operating income in 2003 benefited from a $1.8 million reduction in reserves relating to a change in the valuation methodology for certain traditional life business. In addition, pre-tax operating income for 2002 benefited from a $1.3 million reserve reduction relating to the discontinuation of certain group life business.

The decreases in the weighted average yield on cash and invested assets are primarily the result of the impact of the decline in market interest rates during 2004, 2003 and 2002. The decrease in 2004 is also partially attributable to decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities. We reduced the dividend and interest crediting rates on many of our life products in response to this decline in yield. For example, we decreased crediting rates on our primary universal life insurance product 20 basis points in 2004, 75 basis points in 2003 and 30 basis points in 2002. The changes in our spread earned are due primarily to the impact of the investment fee income noted above, the timing of the crediting rate changes made on our products.

Variable Segment

	Year ended December 31,
	2004	2003	2002
Pre-tax operating income (loss)	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$37,730	$34,986	$33,834
Net investment income	13,814	13,483	11,909
Derivative income	144	416	–
Other income	899	786	817

	52,587	49,671	46,560
Benefits and expenses	50,397	48,691	47,398

Pre-tax operating income (loss)	$2,190	$980	$(838)

Other data
Variable premiums collected, net of reinsurance	$133,277	$115,592	$127,321
Policy liabilities and accruals, end of year	229,376	224,102	191,819
Separate account assets, end of year	552,029	463,772	347,717
Direct life insurance in force, end of year (in millions)	7,331	7,212	7,082

Revenues increased 5.9% to $52.6 million in 2004 and 6.7% to $49.7 million in 2003 due to an increase in the volume of business in force and the impact of increases in separate account assets resulting from appreciation of the underlying investments. Mortality and expense fee income increased 31.9% to $5.8 million in 2004 and 10.9% to $4.4 million in 2003 due to growth in separate account assets. Net investment income includes $0.1 million in 2004 and less than $0.1 million in 2003 and 2002 in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. Death benefits in excess of related account values on variable universal life policies increased 4.2% to $10.3 million in 2004 and increased 1.1% to $9.9 million in 2003. Amortization of deferred policy acquisition costs was increased $0.8 million in 2004, decreased $0.5 million in 2003 and increased $3.7 million in 2002 due to changes in the assumptions used to calculate deferred policy acquisition costs. As noted above, on a consolidated basis the impact of these assumption changes for 2002 were largely offset by the impact of assumption changes made in the amortization of deferred policy acquisition costs in the traditional and universal life insurance segment.

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

Corporate and Other Segment

	Year ended December 31,
	2004	2003	2002
Pre-tax operating income (loss)	(Dollars in thousands)
Operating revenues:
Accident and health insurance premiums	$480	$566	$493
Net investment income	5,874	6,087	4,892
Derivative income (loss)	157	491	(114)
Other income	19,570	16,108	16,269

	26,081	23,252	21,540
Benefits and expenses	36,403	25,531	19,032

	(10,322)	(2,279)	2,508
Minority interest	(105)	(2,441)	(5,050)
Equity income, before tax	2,150	8,936	330

Pre-tax operating income (loss)	$(8,277)	$4,216	$(2,212)

Net investment income includes mortgage prepayment fee income totaling $0.2 million in 2004, $2.0 million in 2003 and less than $0.1 million in 2002. This decrease in fee income for 2004 is partially offset by investment income from a portion of the proceeds of our April 2004 Senior Notes offering. Other income includes revenues relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in other income are generally attributable to fluctuations in the level of these services provided during the years. Benefits and expenses increased and minority interest decreased in 2004 and 2003 due to the reclassification of certain dividends to interest expense in connection with the adoption of Statement No. 150 and FASB Interpretation No. 46. See “Interest expense” for additional details regarding these reclassifications. In addition, interest expense increased $3.1 million in 2004 as a result of our Senior Notes offering. Benefits and expenses also increased due to increases in other expenses relating primarily to our non-insurance operations. The decrease in equity income is due primarily to no longer recording equity income from our investment in AEL as discussed in the equity income section above.

Pending Accounting Change

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. The issuance of this guidance was delayed during the fourth quarter of 2004, with additional discussion of this issue by the FASB planned for the first quarter of 2005. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. While we currently follow the prospective method under Statement No. 123, we expect we will adopt the modified-prospective-transition method upon the adoption of Statement No. 123(R). Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. We currently use the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. While we cannot estimate what these amounts will be in the future as they are dependent on unknown factors, such as the timing of employee stock option exercises, the amount of operating cash flows previously recognized for such excess tax deductions totaled $1.8 million in 2004, $1.0 million in 2003 and $0.7 million in 2002. We intend to adopt Statement No. 123(R) effective July 1, 2005. The adoption of Statement No. 123(R) is not expected to have a material impact on our consolidated financial statements.

Financial Condition

Investments

Our total investment portfolio increased 18.3% to $7,501.7 million at December 31, 2004 compared to $6,341.7 million at December 31, 2003. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities. In addition, net unrealized appreciation of fixed maturity and equity securities classified as available for sale increased $42.3 million during 2004 to $265.4 million at December 31, 2004 due principally to the impact of a decline in market interest rates and appreciation of common stock investments.

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

Our investment portfolio is summarized in the table below:

			December 31,
	2004		2003		2002
	Carrying		Carrying		Carrying
	Value	Percent	Value	Percent	Value	Percent
			(Dollars in thousands)
Fixed maturities:
Public	$5,304,217	70.7%	$4,486,519	70.7%	$3,801,914	70.6%
144A private placement	859,022	11.5	645,917	10.2	556,102	10.3
Private placement	295,969	3.9	260,945	4.1	263,255	4.9

Total fixed maturities	6,459,208	86.1	5,393,381	85.0	4,621,271	85.8
Equity securities	71,163	0.9	66,730	1.1	21,545	0.4
Mortgage loans on real estate	740,874	9.9	632,864	9.9	483,627	9.0
Derivative instruments	15,536	0.2	2,657	–	–	–
Investment real estate:
Acquired for debt	655	–	1,359	0.1	2,131	0.1
Investment	8,786	0.1	26,441	0.4	22,900	0.4
Policy loans	176,613	2.4	177,547	2.8	178,997	3.3
Other long-term investments.	1,300	–	5,391	0.1	6,032	0.1
Short-term investments	27,545	0.4	35,331	0.6	50,866	0.9

Total investments	$7,501,680	100.0%	$6,341,701	100.0%	$5,387,369	100.0%

As of December 31, 2004, 95.6% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2004, the investment in non-investment grade debt was 4.4% of fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of December 31, 2004 and 2003, is as follows:

	December 31, 2004
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Banking	$961,532	$792,754	$62,415	$168,778	$(2,606)
Manufacturing	579,558	510,767	36,695	68,791	(823)
Mining	272,779	249,969	17,197	22,810	(500)
Retail trade	102,115	84,636	7,013	17,479	(496)
Services	92,296	79,265	5,037	13,031	(277)
Transportation	154,905	126,495	11,262	28,410	(521)
Public utilities	180,654	151,237	11,583	29,417	(688)
Private utilities and related sectors	374,394	341,478	27,266	32,916	(446)
Other	149,327	146,366	8,825	2,961	(22)

Total corporate securities	2,867,560	2,482,967	187,293	384,593	(6,379)
Mortgage and asset-backed securities	2,622,616	2,283,916	65,839	338,700	(7,488)
United States Government and agencies	636,254	363,924	6,983	272,330	(7,714)
State, municipal and other governments	332,778	256,435	11,954	76,343	(873)

Total	$6,459,208	$5,387,242	$272,069	$1,071,966	$(22,454)

	December 31, 2003
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Banking	$646,427	$632,340	$65,236	$14,087	$(694)
Manufacturing	426,346	382,241	33,296	44,105	(1,546)
Mining	134,422	126,755	12,349	7,667	(329)
Retail trade	80,309	64,616	5,769	15,693	(1,087)
Services	65,127	58,725	2,898	6,402	(503)
Transportation	67,990	43,450	5,054	24,540	(1,834)
Public utilities	182,206	145,365	10,773	36,841	(2,201)
Private utilities and related sectors	297,243	263,912	23,136	33,331	(1,430)
Other	84,961	75,268	5,883	9,693	(130)

Total corporate securities	1,985,031	1,792,672	164,394	192,359	(9,754)
Mortgage and asset-backed securities	2,906,738	2,266,902	67,632	639,836	(16,139)
United States Government and agencies	340,118	232,478	8,939	107,640	(8,495)
State, municipal and other governments.	161,494	117,656	6,635	43,838	(1,535)

Total	$5,393,381	$4,409,708	$247,600	$983,673	$(35,923)

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S&P) rating equivalents, of fixed maturity securities.

		December 31,
		2004		2003		2002
NAIC		Carrying		Carrying		Carrying
Designation	Equivalent S&P Ratings (1)	Value	Percent	Value	Percent	Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,525,974	70.1%	$3,980,279	73.8%	$3,317,078	71.8%
2	BBB	1,646,518	25.5	1,091,915	20.2	1,068,194	23.1

	Total investment grade	6,172,492	95.6	5,072,194	94.0	4,385,272	94.9
3	BB	233,318	3.6	215,144	4.0	157,231	3.4
4	B	45,873	0.7	70,657	1.3	49,872	1.0
5	CCC, CC, C	7,506	0.1	24,966	0.5	26,183	0.6
6	In or near default	19	–	10,420	0.2	2,713	0.1

	Total below investment grade	286,716	4.4	321,187	6.0	235,999	5.1

	Total fixed maturities	$6,459,208	100.0%	$5,393,381	100.0%	$4,621,271	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

The following tables set forth the composition by credit quality of the fixed maturity securities with gross unrealized losses.

		December 31, 2004
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$786,630	73.4%	$(17,714)	78.9%
2	BBB	232,750	21.7	(3,596)	16.0

	Total investment grade	1,019,380	95.1	(21,310)	94.9
3	BB	37,000	3.5	(601)	2.7
4	B	15,586	1.4	(503)	2.2
5	CCC, CC, C	–	–	–	–
6	In or near default	–	–	(40)	0.2

	Total below investment grade	52,586	4.9	(1,144)	5.1

	Total	$1,071,966	100.0%	$(22,454)	100.0%

		December 31, 2003
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$803,326	81.6%	$(27,103)	75.5%
2	BBB	114,898	11.7	(3,845)	10.7

	Total investment grade	918,224	93.3	(30,948)	86.2
3	BB	34,017	3.5	(1,873)	5.2
4	B	23,289	2.4	(2,630)	7.3
5	CCC, CC, C	8,088	0.8	(430)	1.2
6	In or near default	55	–	(42)	0.1

	Total below investment grade	65,449	6.7	(4,975)	13.8

	Total	$983,673	100.0%	$(35,923)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	December 31, 2004
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	104	$612,150	$(8,449)	$603,701
Greater than three months to six months	18	83,877	(851)	83,026
Greater than six months to nine months	16	73,817	(843)	72,974
Greater than nine months to twelve months	12	59,419	(846)	58,573
Greater than twelve months	20	265,157	(11,465)	253,692

Total		$1,094,420	$(22,454)	$1,071,966

	December 31, 2003
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	28	$379,843	$(5,372)	$374,471
Greater than three months to six months	21	272,894	(9,077)	263,817
Greater than six months to nine months	14	180,207	(14,912)	165,295
Greater than nine months to twelve months	8	93,261	(760)	92,501
Greater than twelve months	27	93,391	(5,802)	87,589

Total		$1,019,596	$(35,923)	$983,673

The scheduled maturity dates for fixed maturity securities in an unrealized loss position, are as follows:

	December 31, 2004		December 31, 2003
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$10,184	$(53)	$508	$–
Due after one year through five years.	111,883	(815)	16,115	(1,197)
Due after five years through ten years	167,370	(2,091)	41,307	(2,438)
Due after ten years	443,829	(12,007)	285,907	(16,149)

	733,266	(14,966)	343,837	(19,784)
Mortgage and asset-backed securities	338,700	(7,488)	639,836	(16,139)

Total	$1,071,966	$(22,454)	$983,673	$(35,923)

Included in the above table are 169 securities from 130 issuers at December 31, 2004 and 136 securities from 80 issuers at December 31, 2003. Approximately 94.9% at December 31, 2004 and 86.2% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 5.1% at December 31, 2004 and 13.8% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

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

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $0.5 million at December 31, 2004. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $2.2 million at December 31, 2004. The $2.2 million unrealized loss from one issuer relates to 4 different securities that are backed by different pools of residential mortgage loans. All 4 securities are rated investment grade and the largest unrealized loss on any one security totaled $1.5 million at December 31, 2004.

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

	December 31, 2004		December 31, 2003
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$76,875	$78,273	$65,800	$67,250
Due after one year through five years	460,638	484,626	370,478	399,612
Due after five years through ten years	909,744	956,174	530,340	580,072
Due after ten years	2,127,608	2,238,332	1,302,426	1,374,064

	3,574,865	3,757,405	2,269,044	2,420,998
Mortgage and asset-backed securities	2,564,265	2,622,616	2,855,245	2,906,738
Redeemable preferred stocks	70,463	79,187	57,415	65,645

Total	$6,209,593	$6,459,208	$5,181,704	$5,393,381

Mortgage and other asset-backed securities comprised 40.6% at December 31, 2004 and 53.9% at December 31, 2003 of our total fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. During 2004, we reduced our allocation of assets to mortgage and other asset-backed securities to help limit our exposure to duration risk (risk that the security’s price will change significantly with a given change in market interest rates).

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

	December 31, 2004
				Percent of
	Amortized		Carrying	Fixed
	Cost	Par Value	Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,571,151	$1,598,937	$1,606,055	24.9%
Pass through	311,556	315,371	315,516	4.9
Planned and targeted amortization class	180,900	180,095	184,206	2.8
Other	145,362	146,732	145,617	2.3

Total residential mortgage-backed securities	2,208,969	2,241,135	2,251,394	34.9
Commercial mortgage-backed securities	261,153	256,877	274,180	4.2
Other asset-backed securities	94,143	93,917	97,042	1.5

Total mortgage and asset-backed securities	$2,564,265	$2,591,929	$2,622,616	40.6%

	December 31, 2003
				Percent of
	Amortized		Carrying	Fixed
	Cost	Par Value	Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,592,483	$1,611,585	$1,625,897	30.2%
Pass through	250,555	249,800	254,309	4.7
Planned and targeted amortization class	412,047	416,235	411,526	7.6
Other	297,652	299,462	295,023	5.5

Total residential mortgage-backed securities	2,552,737	2,577,082	2,586,755	48.0
Commercial mortgage-backed securities	203,265	200,209	218,348	4.0
Other asset-backed securities	99,243	99,427	101,635	1.9

Total mortgage and asset-backed securities	$2,855,245	$2,876,718	$2,906,738	53.9%

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

Equity securities totaled $71.2 million at December 31, 2004 and $66.7 million at December 31, 2003. Gross unrealized gains totaled $15.9 million and gross unrealized losses totaled $0.1 million at December 31, 2004. At December 31, 2003, gross unrealized gains totaled $11.5 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in AEL which totaled $59.5 million at December 31, 2004 and $52.3 million at December 31, 2003.

Mortgage loans totaled $740.9 million at December 31, 2004 and $632.9 million at December 31, 2003. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at December 31, 2004. Mortgages more than 60 days delinquent accounted for 0.2% of the carrying value of the mortgage portfolio at December 31, 2003. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	December 31, 2004		December 31, 2003
	Mortgage Loan	Percent	Mortgage Loan	Percent
Collateral Type	Carrying Value	of Total	Carrying Value	of Total
	(Dollars in thousands)
Office	$314,985	42.5%	$258,062	40.8%
Retail	233,785	31.6	198,187	31.3
Industrial	181,395	24.5	168,350	26.6
Other	10,709	1.4	8,265	1.3

Total	$740,874	100.0%	$632,864	100.0%

	December 31, 2004		December 31, 2003
	Mortgage Loan	Percent	Mortgage Loan	Percent
Region of the United States	Carrying Value	of Total	Carrying Value	of Total
	(Dollars in thousands)
East North Central	$156,417	21.1%	$113,692	18.0%
Pacific	154,704	20.9	148,566	23.5
South Atlantic	125,304	16.9	86,046	13.6
West North Central	94,305	12.7	72,247	11.4
Mountain	85,247	11.5	91,867	14.5
West South Central	65,635	8.9	70,488	11.1
Other	59,262	8.0	49,958	7.9

Total	$740,874	100.0%	$632,864	100.0%

Other Assets

Cash and cash equivalents totaled $28.0 million at December 31, 2004 and $233.9 million at December 31, 2003. The amount of cash and cash equivalents will fluctuate from period to period depending on many different factors, including our overall investment management strategy and the timing of the settlement of security purchases and sales. Deferred policy acquisition costs increased 10.7% to $587.4 million and deferred sales inducements increased 100.4% to $78.4 million at December 31, 2004 due to the capitalization of costs incurred with new sales, partially offset by the impact of the change in unrealized appreciation on fixed maturities. Assets held in separate accounts increased 19.0% to $552.0 million at December 31, 2004 due primarily to appreciation in the value of investments and the transfer of net premiums to the separate accounts. At December 31, 2004, we had total assets of $9,100.7 million, a 14.5% increase from total assets at December 31, 2003.

The securities and indebtedness of related parties line on the consolidated balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
Real estate investment partnerships (3 in 2004 and 4 in 2003)	$11,680	$11,560
Berthel Fisher and Company and affiliates	4,597	4,249
Investment partnerships (5 in 2004 and 2003)	1,197	1,531
Other	5,984	6,064

	23,458	23,404
Proportionate share of net unrealized investment losses of equity investees	(731)	(1,558)

Securities and indebtedness of related parties	$22,727	$21,846

Liabilities

Policy liabilities and accruals and other policyholders’ funds increased 14.3% to $7,200.9 million at December 31, 2004 primarily due to increases in the volume of business in force. Long-term debt increased due to the issuance of $75.0 million of Senior Notes in April 2004. Other liabilities decreased 10.8% to $121.0 million at December 31, 2004, due primarily to a decrease in payables for security purchases. At December 31, 2004, we had total liabilities of $8,267.9 million, a 14.8% increase from total liabilities at December 31, 2003.

Stockholders’ Equity

Stockholders’ equity increased 11.3%, to $832.6 million at December 31, 2004, compared to $747.8 million at December 31, 2003. This increase is principally attributable to net income for the year, the change in unrealized appreciation/depreciation on fixed maturity and equity securities and proceeds from the issuance of common stock under compensation and stock option plans, partially offset by dividends paid.

At December 31, 2004, common stockholders’ equity was $829.6 million, or $28.87 per share, compared to $744.8 million, or $26.42 per share at December 31, 2003. Included in stockholders’ equity per common share is $4.91 at December 31, 2004 and $4.31 at December 31, 2003 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives increased stockholders’ equity $19.7 million during 2004, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The fixed maturity securities have laddered maturities and a weighted average life of 7.8 years at December 31, 2004 and 6.2 years at December 31, 2003. The mortgage loans have a weighted average life of 7.8 years at December 31, 2004 and 7.9 years at December 31, 2003. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

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

For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 92% of our policyholder liabilities at December 31, 2004 and 90% at December 31, 2003. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2004, interest rate guarantees on our direct interest sensitive products ranged from 1.50% to 5.50%, with a weighted average guarantee of 3.12%. The following table sets forth account values of direct individual deferred annuities (excluding index annuities) and interest sensitive life products, including the general account portion of variable contracts, broken out by the excess of current interest crediting rates over guaranteed rates at December 31, 2004.

Account Value at
December 31, 2004
(Dollars in thousands)
At guaranteed rate	$137,201
Between guaranteed rate and 50 basis points.	805,722
Between 50 basis points and 100 basis points	74,093
Greater than 100 basis points	1,191,247

Total	$2,208,263

For a substantial portion of business assumed through our coinsurance agreements with American Equity and EMC National Life Company (EMCNL), the ceding companies have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. While we are precluded from directly controlling these rates, we have a representative on American Equity’s Board of Directors. Most of the traditional annuity and universal life insurance contracts assumed through the coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of 3.02% at December 31, 2004. For contracts assumed from EMCNL, these rates range from 2.50% to 4.00% with a weighted average guaranteed crediting rate of 3.65% at December 31, 2004. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuities and universal life business assumed through the coinsurance agreements at December 31, 2004.

Account Value at
December 31, 2004
(Dollars in thousands)
At guaranteed rate	$47,522
Between guaranteed rate and 50 basis points.	518,402
Between 50 basis points and 100 basis points	62,126
Greater than 100 basis points	234,112

Total	$862,162

For index annuities, call options are purchased to fund the index credits owed to contract holders who elect to participate in one or more market indices. Except for certain contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the full amount of the annual index credits. For contracts for which minimum guaranteed interest rates apply, the options are generally purchased to fund the amount of the annual index credits in excess of minimum guaranteed interest accrued on the contracts. In 2004, proceeds from the maturity of call options totaled $33.6 million while related index amounts credited to contract holders’ account balances totaled $49.7 million. Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The cost of the call options is managed through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. The minimum guaranteed contract values for index annuities sold by our EquiTrust Life distribution are equal to 87.5% to 100% of the premium collected plus interest credited at rates ranging between 1.5% and 2.05%. The minimum guaranteed contract values for index annuities assumed under the coinsurance agreement are equal to 80% to 100% of the premium collected plus interest credited at rates ranging between 2.25% to 3.50%. Profitability on the index annuities in any given year is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next anniversary date of the contract. This impacts profitability because only one-year call options are purchased to fund the index credits owed to the contract holders at the inception of each contract year. This practice matches well with the contract holders’ rights to switch to different indices on each anniversary date. The value of the forward starting options embedded in the index annuities can fluctuate with changes in assumptions as to the expected cost of the options, which is driven by expectations as to the future volatility of the market indices, risk free interest rates, market returns, contractual features such as participation rates, asset fees, and/or caps and the lives of the contracts.

We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive and index products and supplementary contracts without life contingencies at December 31, 2004.

Reserve Balance at
December 31, 2004
(Dollars in thousands)
Direct business:
Surrender charge rate:
Greater than or equal to 5%	$1,202,313
Less than 5%, but still subject to surrender charge	286,678
Not subject to surrender charge	1,760,556
Not subject to surrender or discretionary withdrawal	214,602

Business assumed through the coinsurance agreements:
Surrender charge rate:
Greater than or equal to 5%	2,092,640
Less than 5%, but still subject to surrender charge	96,393
Not subject to surrender charge	142,481
Not subject to surrender or discretionary withdrawal	7,506

Total	$5,803,169

As of December 31, 2004, we have three interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $150.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. For additional discussion of these interest rate swaps, see Note 3 to the consolidated financial statements.

A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity and mortgage loan portfolios was approximately 5.8 at December 31, 2004 and 5.3 at December 31, 2003. The effective duration of the interest sensitive products was approximately 5.5 at December 31, 2004 and 4.6 at December 31, 2003.

If interest rates were to increase 10% from levels at December 31, 2004 and 2003, our fixed maturity securities and short-term investments would decrease approximately $158.9 million at December 31, 2004 and $107.8 million at December 31, 2003, while the value of our interest rate swaps would increase approximately $1.4 million at December 31, 2004 and $1.7 million at December 31, 2003. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2004 and 2003, the fair value of our debt would increase $5.5 million at December 31, 2004 and $3.2 million at December 31, 2003.

The computer models used to estimate the impact of a 10% change in market interest rates use many assumptions and estimates that materially impact the fair value calculations. Key assumptions used by the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserves and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair market values would likely be different from that estimated.

Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2004. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2004, 2003 and 2002. The mortality and expense fee rates range from 0.90% to 1.40% for 2004, 2003 and 2002. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts. In addition, we have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and incremental death benefit provisions of our variable annuity contracts. See Note 1 to the consolidated financial statements for additional discussion of these provisions.

In connection with our use of interest rate swaps and call options, we are exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). We do not anticipate nonperformance by any of our counterparties. We purchase our derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. Purchasing such agreements from financial institutions with superior performance reduces the credit risk associated with these agreements. Our policy allows us to purchase derivative instruments from nationally recognized investment banking institutions with an S&P rating of BBB+ or higher. As of December 31, 2004, all derivative instruments have been purchased from counterparties with an S&P rating of A or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. Counterparty credit ratings are monitored on a regular basis (at least quarterly). Credit exposure is monitored monthly and reviewed quarterly by our credit committee. Our credit exposure is the fair value of derivative instruments with a positive value, which totaled $15.5 million at December 31, 2004.

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

On April 12, 2004, we issued $75.0 million of 5.85% Senior Notes due April 15, 2014. Interest on the Senior Notes is payable semi-annually on April 15 and October 15 each year. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock agreement. We intend to use the net proceeds to fund the final redemption of our Series C preferred stock and for other general corporate purposes, including capital contributions to the Life Companies.

In January 2004, we borrowed $46.0 million on a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings accrues at a variable rate (3.07% at December 31, 2004). Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. Due to the scheduled maturity at October 31, 2005, this $46.0 million obligation is classified as short-term debt at December 31, 2004 on our consolidated balance sheet.

We paid cash dividends on our common and preferred stock totaling $11.6 million in 2004, $12.0 million in 2003 and $12.6 million in 2002. Interest payments on our debt totaled $8.6 million in 2004, $3.6 million in 2003 and $0.7 million in 2002. It is anticipated that cash dividend requirements for 2005 will be $0.105 per quarter per common share and $0.0075 per quarter per Series B redeemable preferred share, or approximately $12.4 million. In addition, interest payments on our debt, assuming no changes to the variable rate charged on our line of credit borrowings, are estimated to be $11.4 million for 2005.

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends as long as any Series C redeemable preferred stock is outstanding. Regular cash dividends are defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends. We have also agreed that we will not pay dividends if we are in default of the revolving line of credit, Subordinated Deferrable Interest Note or Senior Notes agreements.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2005, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $39.3 million and from EquiTrust Life is $23.8 million.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its debt. In addition, it is anticipated that a combination of available cash and investments, additional borrowings and dividends from the Life Companies will be used to fund the repayment of borrowings on the line of credit which are due October 31, 2005 and the scheduled final redemption of the Series C preferred stock ($46.3 million) due on January 3, 2006.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 2004, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $70.1 million at December 31, 2004.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in 2004, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $833.4 million in 2004, $711.2 million in 2003 and $1,068.0 million in 2002. The decrease in net cash flows in 2003 is primarily due to a decrease in premiums assumed through the coinsurance agreements. Positive cash flow from operations is generally used to increase the Life Companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2004, included $27.5 million of short-term investments, $28.0 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $1,184.1 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2004 or 2003.

Contractual Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2004:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$9,955,181	$550,034	$1,167,411	$1,208,478	$7,029,258
Subordinated note payable to Capital Trust, including interest payments (2)	148,531	1,213	2,425	2,425	142,468
Redemption of Series C redeemable preferred stock, including interest payments	46,997	724	46,273	–	–
La Salle Bank revolving line of credit, including interest payments (3)	47,221	47,221	–	–	–
Senior Notes, including interest payments	116,681	4,387	8,775	8,775	94,744
Home office operating leases	21,173	2,405	7,415	5,343	6,010
Purchase obligations	24,285	20,904	3,280	101	–
Mortgage loan funding	46,054	46,054	–	–	–
Other long-term liabilities (4)	38,096	9,284	20,045	3,246	5,521

Total	$10,444,219	$682,226	$1,255,624	$1,228,368	$7,278,001

(1)	Amounts shown in this table are projected payments through the year 2023 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. Amounts shown are net of expected reinsurance recoveries.
(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.
(3)	Interest on the revolving line of credit accrues at a variable rate (3.07% at December 31, 2004). For purposes of this table, that rate is assumed to remain constant until maturity.
(4)	Includes our estimated future contributions to multiemployer defined benefit plans. Contributions related to the qualified pension plan are included through 2007. No amounts related to the qualified pension plan are included beyond 2007 as the contribution amounts will be re-evaluated based on actual results.

We are also a party to other operating leases with total payments of approximately $1.3 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.

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

Cautionary Statement Regarding Forward Looking Information

From time to time, we may publish statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, please note that a variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:

•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features to mitigate the financial impact of such changes.
•	Little or no gains in the entire series of call options purchased over the life of index annuities could cause us to incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits, or potentially result in losses on these products.
•	The degree to which customers and agents (including the agents of our alliance partners) accept our products will influence our future growth rate.
•	Extraordinary acts of nature or man may result in higher than expected claim activity.
•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risks of Financial Instruments”, for our quantitative and qualitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FBL Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBL Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FBL Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of FBL Financial Group, Inc. and our report dated February 4, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2005 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for guaranteed minimum death benefits and incremental death benefits on its variable annuities and in 2003 the Company changed its method of accounting for its Series C redeemable preferred stock, the subsidiary trust that issued the company-obligated mandatorily redeemable preferred stock and stock options.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 4, 2005

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2004 - $6,209,593; 2003 - $5,181,704)	$6,459,208	$5,393,381
Equity securities – available for sale, at market (cost: 2004 - $55,359; 2003 - $55,264)	71,163	66,730
Mortgage loans on real estate	740,874	632,864
Derivative instruments	15,536	2,657
Investment real estate, less allowances for depreciation of $2,016 in 2004 and $5,529 in 2003	9,441	27,800
Policy loans	176,613	177,547
Other long-term investments	1,300	5,391
Short-term investments	27,545	35,331

Total investments	7,501,680	6,341,701

Cash and cash equivalents	27,957	233,858
Securities and indebtedness of related parties	22,727	21,846
Accrued investment income	68,314	52,925
Amounts receivable from affiliates	8,176	4,950
Reinsurance recoverable	119,631	116,991
Deferred policy acquisition costs	587,391	530,580
Deferred sales inducements	78,443	39,143
Value of insurance in force acquired	45,839	47,327
Property and equipment, less allowances for depreciation of $62,456 in 2004 and $57,090 in 2003	43,409	36,757
Current income taxes recoverable	–	16,761
Goodwill	11,170	11,170
Other assets	33,970	31,289
Assets held in separate accounts	552,029	463,772

Total assets	$9,100,736	$7,949,070

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands, except per share data)

	December 31,
	2004	2003
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$5,432,828	$4,594,869
Traditional life insurance and accident and health products	1,167,432	1,132,084
Unearned revenue reserve	29,319	29,962
Other policy claims and benefits	21,394	23,336

	6,650,973	5,780,251

Other policyholders’ funds:
Supplementary contracts without life contingencies	370,341	353,422
Advance premiums and other deposits	166,988	154,736
Accrued dividends	12,639	13,658

	549,968	521,816

Amounts payable to affiliates	7,981	145
Short-term debt	46,000	45,280
Long-term debt	217,183	140,200
Current income taxes	3,803	–
Deferred income taxes	118,965	113,886
Other liabilities	121,032	135,732
Liabilities related to separate accounts	552,029	463,772

Total liabilities	8,267,934	7,201,082

Minority interest in subsidiaries	191	161

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 27,541,867 shares in 2004 and 26,997,928 shares in 2003	62,234	51,609
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,522
Accumulated other comprehensive income	141,240	121,552
Retained earnings	618,613	564,144

Total stockholders’ equity	832,611	747,827

Total liabilities and stockholders’ equity	$9,100,736	$7,949,070

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Revenues:
Interest sensitive and index product charges	$89,925	$83,944	$78,475
Traditional life insurance premiums	131,865	129,190	121,999
Accident and health premiums	480	566	493
Net investment income	416,081	395,881	348,359
Derivative income (loss)	15,607	17,078	(10,418)
Realized gains (losses) on investments	8,175	(2,008)	(14,879)
Other income	20,469	16,894	17,086

Total revenues	682,602	641,545	541,115
Benefits and expenses:
Interest sensitive and index product benefits	268,083	260,470	209,626
Traditional life insurance and accident and health benefits	83,329	75,852	74,728
Increase in traditional life and accident and health future policy benefits	34,149	32,745	33,262
Distributions to participating policyholders	24,733	27,443	29,540
Underwriting, acquisition and insurance expenses	150,046	130,935	101,401
Interest expense	11,397	5,052	685
Other expenses	18,373	15,054	12,500

Total benefits and expenses	590,110	547,551	461,742

	92,492	93,994	79,373
Income taxes	(27,709)	(31,417)	(23,869)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	–	(2,425)	(4,850)
Other	(105)	(16)	(200)
Equity income, net of related income taxes	1,398	5,809	214

Net income	66,076	65,945	50,668
Dividends on Series B and C preferred stock	(150)	(2,297)	(4,337)

Net income applicable to common stock	$65,926	$63,648	$46,331

Earnings per common share	$2.31	$2.27	$1.68

Earnings per common share – assuming dilution	$2.26	$2.23	$1.64

Cash dividends per common share	$0.40	$0.40	$0.40

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders'
	Stock	Stock	Stock	Income	Earnings	Equity
Balance at January 1, 2002	$3,000	$39,446	$7,563	$39,364	$476,420	$565,793
Comprehensive income:
Net income for 2002	–	–	–	–	50,668	50,668
Change in net unrealized investment gains/losses	–	–	–	55,781	–	55,781

Total comprehensive income						106,449
Issuance of 362,594 shares of common stock under compensation and stock option plans, including related income tax benefit	–	4,726	–	–	–	4,726
Adjustment resulting from capital transactions of equity investee	–	(179)	(30)	–	–	(209)
Dividends on preferred stock	–	–	–	–	(4,337)	(4,337)
Dividends on common stock	–	–	–	–	(11,059)	(11,059)

Balance at December 31, 2002	3,000	43,993	7,533	95,145	511,692	661,363
Comprehensive income:
Net income for 2003	–	–	–	–	65,945	65,945
Change in net unrealized investment gains/losses	–	–	–	26,407	–	26,407

Total comprehensive income						92,352
Issuance of 419,649 shares of common stock under compensation and stock option plans, including related income tax benefit	–	7,690	–	–	–	7,690
Adjustment resulting from capital transactions of equity investee	–	(74)	(11)	–	–	(85)
Dividends on preferred stock	–	–	–	–	(2,297)	(2,297)
Dividends on common stock	–	–	–	–	(11,196)	(11,196)

Balance at December 31, 2003	3,000	51,609	7,522	121,552	564,144	747,827
Comprehensive income:
Net income for 2004	–	–	–	–	66,076	66,076
Change in net unrealized investment gains/losses	–	–	–	19,688	–	19,688

Total comprehensive income						85,764
Issuance of 543,939 shares of common stock under compensation and stock option plans, including related income tax benefit	–	10,612	–	–	–	10,612
Adjustment resulting from capital transactions of equity investee	–	13	2	–	–	15
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(11,457)	(11,457)

Balance at December 31, 2004	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities
Net income	$66,076	$65,945	$50,668
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding deferred sales inducements	223,543	202,599	174,687
Change in fair value of embedded derivatives	2,353	14,203	1,005
Charges for mortality and administration	(84,031)	(79,989)	(75,658)
Deferral of unearned revenues	956	1,264	2,159
Amortization of unearned revenue reserve	(1,786)	(1,763)	(1,978)
Provision for depreciation and amortization	1,165	(12,449)	(626)
Equity income	(1,398)	(5,809)	(214)
Realized losses (gains) on investments	(8,175)	2,008	14,879
Increase in traditional life and accident and health benefit accruals, net of reinsurance	34,149	32,973	33,262
Policy acquisition costs deferred	(119,377)	(116,248)	(151,157)
Amortization of deferred policy acquisition costs	52,717	44,773	21,618
Amortization of deferred sales inducements	6,792	4,040	1,048
Provision for deferred income taxes	(5,369)	(1,608)	11,444
Other	16,917	(872)	27,626

Net cash provided by operating activities	184,532	149,067	108,763

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	1,410,112	1,704,603	925,000
Equity securities – available for sale	2,412	6,439	16,540
Mortgage loans on real estate	43,884	78,884	61,155
Investment real estate	23,958	632	500
Policy loans	36,739	37,621	42,352
Other long-term investments	1	1,002	715
Short-term investments – net	7,786	15,514	–

	1,524,892	1,844,695	1,046,262

Acquisition of investments:
Fixed maturities – available for sale	(2,437,298)	(2,442,029)	(1,896,056)
Equity securities – available for sale	(466)	(8,339)	(4,069)
Mortgage loans on real estate	(151,831)	(231,472)	(159,444)
Derivative instruments	(8,110)	–	–
Investment real estate	(1,286)	(4,720)	(3,104)
Policy loans	(35,805)	(36,171)	(40,295)
Other long-term investments	–	(525)	(506)
Short-term investments – net	–	–	(18,003)

	(2,634,796)	(2,723,256)	(2,121,477)

Proceeds from disposal, repayments of advances and other distributions from equity investees	2,035	13,071	6,618
Investments in and advances to equity investees	–	(13,137)	(50)
Net purchases of property and equipment and other	(18,984)	(13,299)	(5,834)

Net cash used in investing activities	(1,126,853)	(891,926)	(1,074,481)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	$1,107,075	$1,117,549	$1,258,029
Return of policyholder account balances on interest sensitive and index products	(443,985)	(395,993)	(287,151)
Proceeds from long-term debt	121,512	–	–
Repayments of short-term debt	(45,280)	–	–
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	–	(2,425)	(4,850)
Other distributions related to minority interests – net	(75)	(51)	(184)
Issuance of common stock	8,780	6,654	3,999
Dividends paid	(11,607)	(12,028)	(12,573)

Net cash provided by financing activities	736,420	713,706	957,270

Decrease in cash and cash equivalents	(205,901)	(29,153)	(8,448)
Cash and cash equivalents at beginning of year	233,858	263,011	271,459

Cash and cash equivalents at end of year	$27,957	$233,858	$263,011

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,618	$3,584	$692
Income taxes	11,436	43,464	20,585
Non-cash operating activity:
Deferral of sales inducements	50,668	19,763	19,079
Non-cash investing activity:
Transfer of investments from securities and indebtedness of related parties to equity securities	–	38,312	–
Non-cash financing activity:
Refinancing of short-term debt	–	40,000	–

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. EquiTrust Life markets individual annuity products through independent agents and brokers and variable products through alliances with other insurance companies and a regional broker/dealer. These sales take place throughout the United States. In addition to writing direct insurance business, EquiTrust Life assumes, through a coinsurance agreement, a percentage of certain annuities written by American Equity Investment Life Insurance Company (American Equity) prior to August 1, 2004. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty companies.

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

	December 31, 2004		December 31, 2003
	Separate		Separate
	Account	Net Amount at	Account	Net Amount at
Type of Guarantee	Balance	Risk	Balance	Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$206,054	$6,099	$190,172	$10,068
Return the greater of highest anniversary value or net deposits.	158,170	1,081	85,666	2,745
Return the greater of last anniversary value or net deposits.	61,950	759	42,070	1,389
Incremental death benefit	424,764	17,732	234,799	10,500

Total		$25,671		$24,702

The separate account assets are principally comprised of stock and bond mutual funds. The reserve for GMDBs and IDBs, determined using scenario-based modeling techniques and industry mortality assumptions, totaled $0.5 million at December 31, 2004 and $0.8 million at December 31, 2003. The weighted average age of the contract holders with a GMDB or IDB rider was 57 years at December 31, 2004 and 55 years at December 31, 2003.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incurred benefits for GMDBs and IDBs totaled ($0.1) million for 2004, excluding the impact of the adoption of SOP 03-1 and $0.3 million for 2003 and 2002. Paid benefits for GMDBs and IDBs totaled $0.1 million for 2004 and 2003 and $0.2 million for 2002. The adoption of SOP 03-1 provisions relating to GMDBs and IDBs resulted in an increase to net income for 2004 totaling less than $0.1 million (less than $0.01 per common share – basic and diluted).

Certain annuity contracts contain either a premium bonus credited to the contract holder’s account balance or a bonus interest crediting rate which applies to the first contract year only. In addition, certain of our life policies have a premium bonus credited to the contracts. These sales inducements are deferred and amortized over the expected life of the contracts based primarily on the emergence of gross profits. Sales inducements deferred totaled $50.7 million in 2004, $19.8 million in 2003 and $19.1 million in 2002 and amounts amortized totaled $6.8 million in 2004, $4.0 million in 2003 and $1.0 million in 2002. The unamortized sales inducement balance totaled $78.4 million at December 31, 2004 and $39.1 million at December 31, 2003. Beginning January 1, 2004, the deferred sales inducements are reported separately on the balance sheet and the amortization of deferred sales inducements is reported in interest sensitive and index product benefits on the consolidated statement of income. Amounts related to sales inducements in the 2003 and 2002 consolidated financial statements, previously reported with deferred policy acquisition costs, have been reclassified to conform to the 2004 financial statement presentation. The adoption of SOP 03-1 provisions relating to sales inducements had no impact on net income for 2004.

As discussed in the “Stock-Based Compensation” section that follows, effective January 1, 2003, we changed our method of accounting for stock options. Details regarding additional changes in the accounting for stock-based compensation to be effective July 1, 2005 are also outlined in the “Stock-Based Compensation” section of this Note.

Effective July 1, 2003, we adopted Statement of Financial Accounting Standards (Statement) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 codifies several Derivatives Implementation Group (DIG) issues, including DIG Issue C18, “Scope Exceptions: Shortest Period Criterion for Applying the Regular-Way Security Trades Exception to When-Issued Securities or Other Securities That Do Not Yet Exist.” DIG Issue C18 clarifies the applicability of Statement No. 133 to when-issued securities by holding that the regular-way security trade exception may not be applied to securities which are not settled within the shortest period possible for that security. If settlement does not occur within the shortest period possible, there is deemed to be a forward contract for the purchase of that security which is subject to fair value accounting under Statement No. 133. We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income (loss). The adoption of Statement No. 149 resulted in an increase to net income of less than $0.1 million for 2004 and a decrease to net income totaling $0.4 million for 2003.

Effective July 1, 2003, we also adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Upon adoption of this Statement, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt on our consolidated balance sheet. There were no adjustments to the carrying values of these instruments upon reclassification. Also, in accordance with Statement No. 150, amounts previously classified as dividends on these financial instruments ($2.2 million for 2004 and $4.6 million for the six months ended December 31, 2003) are recorded as interest expense. All changes in classifications made due to the adoption of Statement No. 150 were made on a prospective basis only as reclassification of prior period amounts was not permitted. The adoption of Statement No. 150 resulted in a $2.2 million decrease to net income for 2004 and 2003. The adoption of Statement No. 150 did not impact net income applicable to common stock or earnings per common share. As discussed below, our company-obligated mandatorily redeemable preferred stock of subsidiary trust was removed from our consolidated financial statements in connection with the deconsolidation of the trust effective December 31, 2003.

Effective October 1, 2003, we adopted the DIG’s Statement 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance and Debt Instruments that Incorporate Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments” (DIG B36). DIG B36 addresses whether Statement No. 133 requires bifurcation of modified coinsurance arrangements and debt instruments into a debt host contract and an embedded derivative if the coinsurance agreement or debt instrument

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor of that agreement or instrument. Under DIG B36, a modified coinsurance agreement where interest on funds withheld is determined by reference to a pool of fixed maturity assets is an example of an arrangement containing embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are to be recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as income or expense. This guidance applies to general account investments supporting our variable alliance business. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.7 million at December 31, 2004 and $0.5 million at December 31, 2003, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was less than $0.1 million at December 31, 2004 and December 31, 2003. The adoption of DIG B36 resulted in increases to net income of less than $0.1 million for 2004 and $0.2 million for 2003.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 establishes a variable interests model to follow when determining whether or not to consolidate an entity that is not evaluated for consolidation under the traditional voting interests model. This Interpretation generally requires that a company (investee) being evaluated under the variable interests model be consolidated if (a) the investor has decision making powers over the entity - that is, the ability to buy and sell assets or conduct operations or (b) the investor is exposed to the majority of the risks or rewards of the entity. In addition, the Interpretation requires that investments made by related parties be analyzed together in applying the variable interests model. The disclosure provisions of this Interpretation are effective for financial statements issued after January 31, 2003. The consolidation provisions are effective for new transactions entered into after January 31, 2003 and for pre-existing entities as of December 31, 2003.

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

In March 2004, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. The issuance of this guidance was delayed during the fourth quarter of 2004, with additional discussion of this issue by the FASB planned for 2005. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

Fixed Maturities and Equity Securities

All of our fixed maturity securities, comprised of bonds and redeemable preferred stocks, are designated as “available for sale” and are reported at market value. Unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders’ equity as a component of accumulated other comprehensive income or loss. Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities’ expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks are designated as “available for sale” and are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders’ equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income or loss.

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

Derivative Instruments

Derivative instruments include interest rate swaps used to reduce our exposure to increases in market interest rates on a portion of our annuity product portfolio and call options used to fund index credits on index annuities sold through our EquiTrust Life distribution. In addition, during 2004 we had a treasury rate lock agreement (“rate lock”) in effect in connection with a debt offering. Furthermore, we have embedded derivatives associated with our index annuity business, certain modified coinsurance contracts and when-issued investment trading activity. All derivatives are recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value.

Our interest rate swaps are accounted for as cash flow hedges. The swaps are carried on the consolidated balance sheet as either a derivative instrument or other liability. The effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income. If a portion of the hedges become ineffective, the ineffective portion of any unrealized gain or loss on the swap will be recorded in earnings as a component of derivative income (loss) as it occurs. The net periodic interest settlement between the interest paid and the interest received under these swaps is recorded as a component of interest sensitive product benefits.

During 2004, we entered into the rate lock to hedge the interest rate on a portion of a debt offering. The rate lock was accounted for as a cash flow hedge and proceeds from the rate lock were deferred and are being amortized over the term of the debt using the effective interest method.

For derivatives not designated as a hedging instrument, the change in fair value is recognized in earnings in the period of change. See Note 1, “Significant Accounting Policies – Accounting Changes,” Note 3, “Derivative Instruments,” and Note 7, “Credit Arrangements,” for more information regarding our derivative instruments and embedded derivatives.

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

Other long-term investments include an investment deposit which is reported at amortized cost and securities held by subsidiaries engaged in the broker/dealer industry. In accordance with accounting practices for the broker/dealer industry, marketable securities held by subsidiaries in this industry are valued at market value. The resulting difference between cost and market is included in the consolidated statements of income as net investment income. Realized gains and losses are also reported as a component of net investment income.

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

Market Values

Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bond yields. Market values of the conversion features embedded in convertible fixed maturity securities are estimated using an option-pricing model. Market values of redeemable preferred stocks, equity securities, call options and interest rate swaps are based on the latest quoted market prices, or for those stocks not readily marketable, generally at values which are representative of the market values of comparable issues. Market values for the embedded derivatives in our modified coinsurance contracts and relating to our when-issued securities trading are based on the difference between the fair value and the cost basis of the underlying investments. Market values for the embedded derivatives in our reinsurance recoverable relating to call options are based on quoted market prices.

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

We assume, under a coinsurance agreement, certain fixed and index annuity contracts issued by American Equity (the coinsurance agreement). The call options used to fund the index credits on the index annuities are purchased by and maintained on the books of American Equity. We record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable on the consolidated balance sheets. See Note 3, “Derivative Instruments,” for more information regarding these call options and see Note 5, “Reinsurance and Policy Provisions,” for additional information regarding this reinsurance agreement.

Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired

Deferred policy acquisition costs include certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Deferred sales inducements include premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 5.02% in 2004, 5.28% in 2003 and 5.78% in 2002.

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

Property and Equipment

Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $35.7 million at December 31, 2004 and $29.7 million at December 31, 2003, and estimated useful lives that generally range from two to ten years. Capitalized software costs had a carrying value of $7.7 million at December 31, 2004 and $7.0 million at December 31, 2003, and estimated useful lives that range from two to five years. Depreciation expense was $8.2 million in 2004, $7.4 million in 2003 and $7.1 million in 2002. Amortization expense was $4.1 million in 2004, $4.7 million in 2003 and $4.0 million in 2002.

Goodwill

Goodwill represents the excess of amount paid to acquire a company over the fair value of its net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We have performed impairment testing and determined none of our goodwill was impaired as of December 31, 2004 or December 31, 2003.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Policy Benefits

Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Future policy benefit reserves for index annuities are equal to the sum of the fair value of the embedded index options, accumulated index credits and the host contract reserve computed using a method similar to that used for interest sensitive products. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.

For our direct business, interest crediting rates for interest sensitive products ranged from 1.75% to 10.00% in 2004, from 2.55% to 5.55% in 2003 and from 3.00% to 6.25% in 2002. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.00% to 11.50% in 2004, from 3.25% to 12.00% in 2003 and from 3.50% to 12.00% in 2002. A portion of the interest credited on our direct business and assumed through the coinsurance agreement ($48.9 million in 2004, $19.8 million in 2003 and $19.1 million in 2002) represents an additional interest credit on first-year premiums, payable at policy issue or until the first contract anniversary date (first-year bonus interest). These amounts are included as deferred sales inducements.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.51% in 2004, 6.87% in 2003 and 7.47% in 2002. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 43% of direct receipts from policyholders during 2004 (2003 – 43%, 2002 – 41%) and represented 15% of life insurance in force at December 31, 2004 (2003 and 2002 – 15%). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

The unearned revenue reserve reflects the unamortized balance of charges assessed to interest sensitive contract holders to compensate us for services to be performed over future periods (policy initiation fees). These charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

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

We had undiscounted reserves of $0.1 million at December 31, 2004 and December 31, 2003 to cover estimated future assessments on known insolvencies. We had assets totaling $0.3 million at December 31, 2004 and $0.4 million at December 31, 2003 representing estimated premium tax offsets on paid and future assessments. Expenses (credits) incurred for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2004 and 2003 and ($0.1) million in 2002. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2005 and substantially all the related future premium tax offsets will be realized during the five year period ending December 31, 2009. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.

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

Recognition of Premium Revenues and Costs

Revenues for interest sensitive, index and variable products consist of policy charges for the cost of insurance, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest or index amounts credited to policyholder account balances (excluding sales inducements) and benefit claims incurred in excess of policyholder account balances during the period. Changes in the reserves for the embedded derivatives in the index annuities and amortization of deferred acquisition costs and deferred sales inducements are recognized as expenses over the life of the policy.

Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are recognized as expenses over the life of the policy by means of the provision for future policy benefits and amortization of deferred policy acquisition costs and deferred sales inducements.

All insurance-related revenues, benefits and expenses are reported net of reinsurance ceded. The cost of reinsurance ceded is generally amortized over the contract periods of the reinsurance agreements. Policies and contracts assumed are accounted for in a manner similar to that followed for direct business.

Other Income and Other Expenses

Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $1.2 million in 2004, 2003 and 2002. Lease income from leases with affiliates totaled $8.2 million in 2004, $6.9 million in 2003 and $5.8 million in 2002. Investment advisory fee income from affiliates totaled $2.3 million in 2004, $2.0 million in 2003 and $1.5 million in 2002.

Stock-Based Compensation

Effective January 1, 2003, we adopted Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under Statement No. 123, compensation expense is recognized as stock options vest in an amount equal to the estimated fair value of the options on the date of grant. Statement No. 148 amends Statement No. 123 by requiring more prominent and frequent disclosures regarding the effects of stock-based compensation and provides for alternative transition methods in the adoption of Statement No. 123. Prior to 2003, we applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to stock option grants, which generally resulted in no compensation expense being recognized. We are currently using the prospective method in the adoption of

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement No. 123. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. Net income was $1.2 million ($0.04 per common share – basic and assuming dilution) lower for 2004 and $0.6 million ($0.02 per common share – basic and assuming dilution) lower for 2003 as a result of expensing stock options.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. While we currently follow the prospective method under Statement No. 123, we expect we will adopt the modified-prospective-transition method upon the adoption of Statement No. 123(R). Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. We currently use the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. While we cannot estimate what these amounts will be in the future as they are dependent on unknown factors, such as the timing of employee stock option exercises, the amount of operating cash flows previously recognized for such excess tax deductions totaled $1.8 million in 2004, $1.0 million in 2003 and $0.7 million in 2002. We intend to adopt Statement No. 123(R) effective July 1, 2005. The adoption of Statement No. 123(R) is not expected to have a material impact on our consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each year. The pro forma amounts reflect what would have been reported had Statement No. 123(R) been applied in the respective periods.

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income, as reported	$66,076	$65,945	$50,668
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	1,234	610	–
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,854)	(1,115)	(611)

Net income, pro forma	$65,456	$65,440	$50,057

Earnings per common share, as reported	$2.31	$2.27	$1.68

Earnings per common share, pro forma	$2.28	$2.26	$1.66

Earnings per common share – assuming dilution, as reported	$2.26	$2.23	$1.64

Earnings per common share – assuming dilution, pro forma	$2.24	$2.22	$1.63

Restricted stock awards that vest based on meeting performance standards and the passage of time are charged to expense using the straight-line method over the required service period. The value of the awards is based on the grant date fair value of the restricted stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is challenged each period and the impact of any changes in the estimate on expense is recorded in the current period.

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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income

Unrealized gains and losses on our available-for-sale securities and interest rate swaps are included in accumulated other comprehensive income in stockholders’ equity. Other comprehensive income excludes net investment gains (losses) included in net income which represent transfers from unrealized to realized gains and losses. These amounts totaled $1.4 million in 2004, $1.0 million in 2003 and ($7.0) million in 2002. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($1.7) million in 2004, ($0.4) million in 2003 and $5.9 million in 2002.

Dividend Restriction

We have agreed that we will not declare or pay dividends on any class or series of stock except for regular cash dividends as long as any Series C redeemable preferred stock is outstanding. Regular cash dividends are defined as regular, fixed, quarterly or other periodic cash dividends as declared by our Board of Directors as part of the stated cash dividend policy and do not include any other dividends or distributions, such as extraordinary, special or otherwise non-recurring dividends. Additionally, we have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B or Series C Preferred Stock, if we are in default of our line of credit agreement with LaSalle Bank National Association, or in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. See Note 7, “Credit Arrangements,” for additional information regarding these agreements.

Reclassifications

Reclassifications relating to derivative instruments and deferred sales inducements have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, determination of other-than-temporary impairments of investments, amortization of deferred policy acquisition costs and deferred sales inducements, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investment Operations

Fixed Maturities and Equity Securities

The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
December 31, 2004
Bonds:
United States Government and agencies	$636,985	$6,983	$(7,714)	$636,254
State, municipal and other governments	321,697	11,954	(873)	332,778
Public utilities	169,759	11,583	(688)	180,654
Corporate securities	2,446,424	166,986	(5,691)	2,607,719
Mortgage and asset-backed securities	2,564,265	65,839	(7,488)	2,622,616
Redeemable preferred stocks	70,463	8,724	–	79,187

Total fixed maturities	$6,209,593	$272,069	$(22,454)	$6,459,208

Equity securities	$55,359	$15,941	$(137)	$71,163

December 31, 2003
Bonds:
United States Government and agencies	$339,674	$8,939	$(8,495)	$340,118
State, municipal and other governments	156,394	6,635	(1,535)	161,494
Public utilities	173,634	10,773	(2,201)	182,206
Corporate securities	1,599,342	145,391	(7,553)	1,737,180
Mortgage and asset-backed securities	2,855,245	67,632	(16,139)	2,906,738
Redeemable preferred stocks	57,415	8,230	–	65,645

Total fixed maturities	$5,181,704	$247,600	$(35,923)	$5,393,381

Equity securities	$55,264	$11,543	$(77)	$66,730

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.

The carrying value and estimated market value of our portfolio of fixed maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated Market
	Amortized Cost	Value
	(Dollars in thousands)
Due in one year or less	$76,875	$78,273
Due after one year through five years	460,638	484,626
Due after five years through ten years	909,744	956,174
Due after ten years	2,127,608	2,238,332

	3,574,865	3,757,405
Mortgage and asset-backed securities	2,564,265	2,622,616
Redeemable preferred stocks	70,463	79,187

	$6,209,593	$6,459,208

Net unrealized investment gains on fixed maturity and equity securities classified as available for sale and interest rate swaps, recorded directly to stockholders’ equity, were comprised of the following:

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2004	2003
	(Dollars in thousands)
Unrealized appreciation on:
Fixed maturities – available for sale	$249,615	$211,677
Equity securities – available for sale	15,804	11,466
Interest rate swaps	3,242	2,275

	268,661	225,418
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(38,925)	(29,076)
Deferred sales inducements	(6,262)	(1,686)
Value of insurance in force acquired	(6,140)	(6,973)
Unearned revenue reserve	660	847
Provision for deferred income taxes	(76,298)	(65,986)

	141,696	122,544
Proportionate share of net unrealized investment losses of equity investees	(456)	(992)

Net unrealized investment gains	$141,240	$121,552

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $24.4 million in 2004, ($1.6) million in 2003 and $68.4 million in 2002.

The following tables set forth the estimated market value and unrealized losses of securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position:

December 31, 2004
	Less than one year		One year or more		Total
	Estimated		Estimated		Estimated
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
United States Government and agencies	$174,124	$(917)	$98,206	$(6,797)	$272,330	$(7,714)
State, municipal and other governments	69,128	(812)	7,215	(61)	76,343	(873)
Public utilities	24,931	(462)	4,486	(226)	29,417	(688)
Corporate securities	341,064	(5,321)	14,112	(370)	355,176	(5,691)
Mortgage and asset-backed securities	209,027	(3,477)	129,673	(4,011)	338,700	(7,488)

Total fixed maturities	$818,274	$(10,989)	$253,692	$(11,465)	$1,071,966	$(22,454)

December 31, 2003
	Less than one year		One year or more		Total
	Estimated		Estimated		Estimated
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
United States Government and agencies	$107,640	$(8,495)	$–	$–	$107,640	$(8,495)
State, municipal and other governments	38,096	(1,378)	5,742	(157)	43,838	(1,535)
Public utilities	30,495	(1,796)	6,347	(405)	36,842	(2,201)
Corporate securities	80,230	(2,316)	75,287	(5,237)	155,517	(7,553)
Mortgage and asset-backed securities	639,623	(16,136)	213	(3)	639,836	(16,139)

Total fixed maturities	$896,084	$(30,121)	$87,589	$(5,802)	$983,673	$(35,923)

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the above table are 169 securities from 130 issuers at December 31, 2004 and 136 securities from 80 issuers at December 31, 2003. Approximately 94.9% at December 31, 2004 and 86.2% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Investment grade securities are defined as those securities rated a “1” or “2” by the Securities Valuation Office of the National Association of Insurance Commissioners. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 5.1% at December 31, 2004 and 13.8% at December 31, 2003 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

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

We also have $0.1 million of gross unrealized losses on equity securities with an estimated market value of $0.7 million at December 31, 2004 and $0.1 million of gross unrealized losses on equity securities with an estimated market value of $0.9 million at December 31, 2003. These equity securities have been in an unrealized loss position for more than one year.

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

We have provided an allowance for possible losses against our mortgage loan portfolio. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$3,500	$55	$55
Realized losses	–	3,500	–
Sales	–	(55)	–

Balance at end of year	$3,500	$3,500	$55

The carrying value of impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) was $4.2 million at December 31, 2004 and $4.9 million at December 31, 2003.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Real Estate

We have provided an allowance for possible losses against our investment real estate. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$1,009	$817	$817
Realized losses	73	218	71
Sales	(464)	(26)	(71)

Balance at end of year	$618	$1,009	$817

Net Investment Income

Components of net investment income are as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Fixed maturities – available for sale	$358,976	$340,619	$302,649
Equity securities – available for sale	464	1,098	1,676
Mortgage loans on real estate	47,306	39,220	31,823
Investment real estate	2,510	2,187	2,235
Policy loans	10,665	11,274	11,658
Other long-term investments	–	152	433
Short-term investments, cash and cash equivalents	2,355	3,159	4,777
Prepayment fee income and other	2,497	7,218	2,720

	424,773	404,927	357,971
Less investment expenses	(8,692)	(9,046)	(9,612)

Net investment income	$416,081	$395,881	$348,359

Realized and Unrealized Gains and Losses

Realized gains (losses) and the change in unrealized appreciation/depreciation on investments and interest rate swaps, excluding amounts attributed to investments held by subsidiaries engaged in the broker/dealer industry, are summarized below:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Realized
Fixed maturities – available for sale	$3,123	$1,997	$(12,455)
Equity securities – available for sale	(18)	(553)	(377)
Mortgage loans on real estate	–	(3,453)	29
Investment real estate	5,181	(379)	(71)
Securities and indebtedness of related parties	(85)	–	(2,202)
Notes receivable and other	(26)	380	197

Realized gains (losses) on investments	$8,175	$(2,008)	$(14,879)

Unrealized
Fixed maturities – available for sale	$37,938	$7,913	$128,602
Equity securities – available for sale	4,338	12,117	(1,365)
Interest rate swaps	967	2,275	–

Change in unrealized appreciation/depreciation of investments	$43,243	$22,305	$127,237

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An analysis of sales, maturities and principal repayments of our fixed maturities portfolio is as follows:

		Gross Realized	Gross Realized
	Amortized Cost	Gains	Losses	Proceeds
	(Dollars in thousands)
Year ended December 31, 2004
Scheduled principal repayments and calls – available for sale	$1,179,419	$–	$–	$1,179,419
Sales – available for sale	221,750	9,396	(453)	230,693

Total	$1,401,169	$9,396	$(453)	$1,410,112

Year ended December 31, 2003
Scheduled principal repayments and calls – available for sale	$1,515,298	$–	$–	$1,515,298
Sales – available for sale	178,128	15,402	(4,225)	189,305

Total	$1,693,426	$15,402	$(4,225)	$1,704,603

Year ended December 31, 2002
Scheduled principal repayments and calls – available for sale	$591,790	$–	$–	$591,790
Sales – available for sale	318,726	33,131	(18,647)	333,210

Total	$910,516	$33,131	$(18,647)	$925,000

Realized losses on fixed maturities totaling $6.3 million in 2004, $9.2 million in 2003 and $26.9 million in 2002 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities.

Income taxes (credits) include a provision of $2.9 million in 2004, ($0.7) million in 2003 and ($5.2) million in 2002 for the tax effect of realized gains and losses.

Variable Interest Entities

We have investments in several variable interest entities for which we are not considered the primary beneficiary. These investments consist of common and preferred stock investments in a company that operates in the broker/dealer industry and mezzanine commercial real estate loans on four real estate properties. The broker/dealer had revenues totaling $43.9 million for 2004 and $30.3 million for 2003 and each real estate project has assets totaling less than $17.0 million at December 31, 2004 and less than $16.0 million at December 31, 2003. Our investments in these entities were made during the period from 1997 to 2004. Our maximum exposure to loss is the carrying value of our investments which totaled $4.6 million at December 31, 2004 and $4.1 million at December 31, 2003 for the broker/dealer and $6.2 million at December 31, 2004 and $4.6 million at December 31, 2003 for the mezzanine commercial real estate loans.

Other

We have a common stock investment in American Equity’s parent, American Equity Investment Life Holding Company (AEL), valued at $59.5 million at December 31, 2004 and $52.3 million at December 31, 2003. American Equity underwrites and markets life insurance and annuity products throughout the United States. In December 2003, AEL completed an initial public offering (IPO). Prior to the IPO, we accounted for AEL using the equity method and, due to the timing of the availability of financial information, we recorded our share of AEL’s results one quarter in arrears. As a result of the IPO, our percentage ownership interest in AEL decreased and we discontinued applying the equity method of accounting and began recording the investment at market value in the equity securities line on the consolidated balance sheet.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for AEL and our common stock ownership percentage is as follows:

	As of or for the twelve-month period ended
	September 30,
	2003	2002
	(Dollars in thousands)
Total cash and investments	$5,816,845	$4,763,445
Total assets	6,634,396	5,619,918
Long-term debt	132,963	69,876
Total liabilities	6,515,048	5,441,037
Minority interest	25,910	100,356
Total revenues	415,597	252,628
Income from continuing operations	21,025	6,483
Net income	21,025	6,483
Percentage ownership of common stock	32.1%	32.4%

At December 31, 2003, we also owned preferred stock issued by AEL with a carrying value totaling $2.3 million. During 2004, this investment was converted to common stock.

During 2004, we sold certain investment real estate properties to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, at their fair market value of $20.0 million. A realized gain of $5.3 million was recognized related to these transactions.

At December 31, 2004, affidavits of deposits covering investments with a carrying value totaling $6,940.3 million were on deposit with state agencies to meet regulatory requirements.

At December 31, 2004, we had committed to provide additional funding for mortgage loans on real estate aggregating $46.1 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2004 include real estate, fixed maturities, equity securities and other long-term investments totaling $5.9 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders’ equity at December 31, 2004.

3. Derivative Instruments

During 2003, we entered into three interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $150.0 million. Details regarding the swaps are as follows:

				Carrying and Fair Value at December 31,
Maturity	Notional	Receive	Pay
Date	Amount	Rate	Rate	2004	2003
				(Dollars in thousands)
5/1/2006	$50,000	1 month LIBOR*	2.545%	$313	$(382)
7/1/2008	50,000	1 month LIBOR*	2.579	1,359	1,187
7/1/2008	50,000	1 month LIBOR*	2.465	1,570	1,470

	$150,000			$3,242	$2,275

*	London Interbank Offered Rate

These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. We formally document this hedging relationship, including identification of the interest rate swaps as the hedging instruments and interest credited to the related flexible premium deferred annuity contract liabilities as the hedged transactions. We

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also document our risk management objectives and strategies for undertaking these transactions. Interest sensitive product benefits increased by $1.6 million in 2004 and $1.2 million in 2003 as a result of the net interest paid on the interest rate swaps. There was no ineffectiveness recorded in the consolidated statements of income during 2004 or 2003.

We assume index annuity business under the coinsurance agreement and began writing index annuities directly during 2004. Index annuities guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. A portion of the premium received is invested in investment grade fixed income securities and is intended to cover the minimum guaranteed value due to the contract holder at the end of the contract term. A portion of the premium received from the contract holder is used to purchase derivatives consisting of one-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the annual index credits is reset and new one-year call options are purchased to fund the next annual index credit. Although the call options are designed to be effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums.

At December 31, 2004, we held call options relating to our direct business with a fair value of $12.3 million. Our share of call options assumed under the coinsurance agreement, which is recorded as a component of reinsurance recoverable as embedded derivatives, totaled $35.8 million at December 31, 2004 and $30.6 million at December 31, 2003. Derivative income (loss) includes $15.2 million for 2004, $16.8 million for 2003 and ($9.8) million for 2002 relating to call option proceeds and changes in fair value.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next contract anniversary date. The change in the value of this embedded derivative is included in interest sensitive and index product benefits in the consolidated statements of income and totaled $2.4 million for 2004, $14.2 million for 2003 and $1.0 million for 2002.

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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows using interest rates currently being offered for similar loans.

Derivative instruments: Fair values for call options and interest rate swaps are based on quoted market prices.

Policy loans: Fair values are estimated by discounting expected cash flows using a risk-free interest rate based on the U.S. Treasury curve.

Other long-term investments: The fair values for investment deposits are generally estimated by discounting expected cash flows using interest rates currently being offered for similar investments. The fair values for investments held by broker/dealer subsidiaries are based on quoted market prices.

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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

	December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Dollars in thousands)
Assets
Fixed maturities – available for sale	$6,459,208	$6,459,208	$5,393,381	$5,393,381
Equity securities – available for sale	71,163	71,163	66,730	66,730
Mortgage loans on real estate	740,874	764,250	632,864	665,226
Derivative instruments	15,536	15,536	2,657	2,657
Policy loans	176,613	202,810	177,547	203,899
Other long-term investments	1,300	1,300	5,391	5,391
Cash and short-term investments	55,502	55,502	269,189	269,189
Securities and indebtedness of related parties	5,184	5,184	4,514	4,514
Reinsurance recoverable	36,431	36,431	31,109	31,109
Assets held in separate accounts	552,029	552,029	463,772	463,772

Liabilities
Future policy benefits	$4,550,179	$4,113,040	$3,723,312	$3,387,495
Other policyholders’ funds	536,339	536,339	507,190	507,190
Short-term debt	46,000	46,000	45,280	45,280
Long-term debt	217,183	175,237	140,200	87,917
Other liabilities	81	81	412	412
Liabilities related to separate accounts	552,029	536,234	463,772	450,661

5. Reinsurance and Policy Provisions

Reinsurance

In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. New sales of term life products are reinsured on a first dollar quota share basis. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $6,419.4 million (18.9% of direct life insurance in force) at December 31, 2004 and $6,005.0 million (18.5% of direct life insurance in force) at December 31, 2003.

In addition to the cession of risks described above, we also have reinsurance agreements with variable alliance partners to cede a specified percentage of risks associated with variable universal life and variable annuity contracts. Under these agreements, we pay the alliance partners their reinsurance percentage of charges and deductions collected on the reinsured polices. The alliance partners in return pay us their reinsurance percentage of benefits in excess of related account balances. In addition, the alliance partners pay us an expense allowance for certain new business, development and maintenance costs on the reinsured contracts.

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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In total, insurance premiums and product charges have been reduced by $29.6 million in 2004, $27.8 million in 2003 and $26.8 million in 2002 and insurance benefits have been reduced by $14.7 million in 2004, $15.4 million in 2003 and $12.9 million in 2002 as a result of cession agreements.

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

We assume certain annuity business issued prior to August 1, 2004 through the coinsurance agreement with American Equity. Effective August 1, 2004, we announced the suspension of this agreement and, as a result of this suspension, no transfers of new business will occur unless we and American Equity agree to resume the coinsurance of new business. The business assumed by us prior to the suspension remains as part of our in force business. Premiums collected on this assumed business, not included in revenues in the consolidated statements of income, totaled $202.1 million in 2004, $649.5 million in 2003 and $837.9 million in 2002.

We assume certain traditional life, universal life and annuity business issued through October 1, 2003 from EMC National Life Company (EMCNL). In addition, we also assume variable annuity business from four alliance partners through modified coinsurance arrangements. Variable life business is also assumed from two of these partners through similar modified coinsurance arrangements.

Life insurance in force assumed on a consolidated basis totaled $1,843.5 million (6.3% of total life insurance in force) at December 31, 2004, $1,977.1 million (7.0% of total life insurance in force) at December 31, 2003 and $1,999.2 million (7.4% of total life insurance in force) at December 31, 2002. In total, premiums and product charges assumed totaled $23.0 million in 2004, $18.1 million in 2003 and $15.8 million in 2002. Insurance benefits assumed totaled $11.1 million in 2004, $10.4 million in 2003 and $10.3 million in 2002.

Policy Provisions

An analysis of the value of insurance in force acquired is as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$54,300	$57,440	$59,083
Accretion of interest during the year	2,407	3,034	3,419
Amortization of asset	(4,728)	(6,174)	(5,062)

Balance prior to impact of net unrealized investment gains and losses	51,979	54,300	57,440
Impact of net unrealized investment gains and losses	(6,140)	(6,973)	(8,914)

Balance at end of year	$45,839	$47,327	$48,526

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2005 – $2.7 million; 2006 – $2.4 million; 2007 – $2.4 million; 2008 – $2.2 million; 2009 – $2.2 million; and thereafter, through 2023 – $40.1 million.

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

Income tax expenses (credits) are included in the consolidated financial statements as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Taxes provided in consolidated statements of income on:
Income before minority interest in earnings of subsidiaries and equity income:
Current	$33,078	$33,025	$12,425
Deferred	(5,369)	(1,608)	11,444

	27,709	31,417	23,869

Equity income – current	752	3,127	116

Taxes provided in consolidated statements of changes in stockholders’ equity:
Change in net unrealized investment gains/losses - deferred	10,602	14,151	30,052
Adjustment resulting from capital transaction of equity investee – deferred	8	(46)	(113)
Adjustment resulting from the issuance of shares under stock option plan – current	(1,832)	(1,036)	(727)

	8,778	13,069	29,212

	$37,239	$47,613	$53,197

The effective tax rate on income before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income before income taxes, minority interest in earnings of subsidiaries and equity income	$92,492	$93,994	$79,373

Income tax at federal statutory rate (35%)	$32,372	$32,898	$27,781
Tax effect (decrease) of:
Reversal of tax accruals no longer necessary based on events and analysis performed during the year	(4,502)	–	–
Tax-exempt dividend and interest income	(1,147)	(1,167)	(1,192)
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	–	(849)	(1,698)
Interest on Series C mandatorily redeemable preferred stock	766	764	–
State income taxes	117	(30)	(159)
Other items	103	(199)	(863)

Income tax expense	$27,709	$31,417	$23,869

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred income tax liabilities:
Fixed maturity and equity securities	$95,630	$79,652
Deferred policy acquisition costs	197,245	166,414
Value of insurance in force acquired	16,044	16,564
Other	13,569	13,537

	322,488	276,167
Deferred income tax assets:
Future policy benefits	(187,037)	(140,854)
Accrued dividends	(4,404)	(4,760)
Accrued benefit and compensation costs	(9,169)	(10,133)
Other	(2,913)	(6,534)

	(203,523)	(162,281)

Deferred income tax liability	$118,965	$113,886

Prior to 1984, a portion of Farm Bureau Life’s current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as “policyholders’ surplus account.” The aggregate accumulation in this account at December 31, 2004 was $12.0 million. Due to a change in the tax law included in the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, this account can be reduced tax free by distributions to shareholders from January 1, 2005 through December 31, 2006. We expect that distributions during the prescribed period will be in excess of $12.0 million, thereby eliminating the accumulated balance in this account. Prior to the change in the tax law, distributions from this account would have been subject to federal income tax. Deferred income taxes of $4.2 million have not been provided on amounts included in this memorandum account.

7. Credit Arrangements

In January 2004, we borrowed $46.0 million on a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2005 and interest on any borrowings accrues at a variable rate (3.07% at December 31, 2004). Under this agreement, we are required to maintain minimum capital and surplus levels at the Life Companies and meet certain other financial covenants. We are also prohibited from incurring additional indebtedness in excess of $10.0 million while this agreement is in effect. Due to the scheduled maturity at October 31, 2005, this $46.0 million obligation is classified as short-term debt at December 31, 2004 on our consolidated balance sheet.

On April 12, 2004, we issued $75.0 million of 5.85% Senior Notes (Senior Notes) due April 15, 2014. Interest on the Senior Notes is payable semi-annually on April 15 and October 15 each year. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points.

We entered into a rate lock on March 18, 2004 to hedge the interest rate on a portion of the Senior Notes. The rate lock had a $50.0 million notional amount and was based on the 10-year Treasury interest rate at the contract’s inception (3.797%). We formally documented this hedging relationship, including identification of the rate lock as the hedging instrument and the 20 semi-annual interest payments on $50.0 million of the Senior Notes as the hedged transactions. We also documented our risk management objectives and strategies for undertaking this transaction. The rate lock was settled on April 6, 2004 and proceeds totaling $1.5 million were deferred and are being amortized over the term of the Senior Notes, along with underwriting fees, offering expenses and original issue discount of the Senior Notes, using the effective interest method. We received net proceeds of approximately $75.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of the rate lock.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Senior Note offering would have caused us to violate the covenants of our revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. Therefore, on April 1, 2004, this agreement was amended to allow for the Senior Note offering without violating the financial covenants of that agreement.

In connection with the 2001 acquisition of Kansas Farm Bureau Life Insurance Company, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to the Kansas Farm Bureau. Each share of Series C preferred stock has a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock are payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. We redeemed 1,687,000 shares, or $45.3 million, of the Series C preferred stock on January 2, 2004, in accordance with the scheduled redemption dates under the agreement. The remaining balance is scheduled to be redeemed for cash at par value, or $46.3 million, on January 3, 2006. The Series C preferred stock was initially issued with conversion rights based upon certain contingencies not involving market price triggers. Both parties have signed an agreement to waive these rights, so this instrument is no longer contingently convertible. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accretes to interest expense (preferred stock dividends prior to adoption of Statement No. 150) during the life of the securities using the effective interest method.

As described in Note 1, “Significant Accounting Policies – Accounting Changes,” due to the adoption of Interpretation No. 46, long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. FBL Financial Group, Inc. also has a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by AEL. As of December 31, 2004 and 2003, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

We have a $40.0 million funding agreement with the Federal Home Loan Bank (FHLB) classified in the interest sensitive and index products line on the consolidated balance sheets. The funding agreement is due September 12, 2006 and interest on the agreement is charged at a variable rate equal to the London Interbank Offered Rate plus 0.08% (2.47% at December 31, 2004 and 1.25% at December 31, 2003). At December 31, 2004, fixed maturity securities with a carrying value of $54.1 million are on deposit with the FHLB as collateral for the funding agreement.

8. Stockholders’ Equity

The Iowa Farm Bureau Federation (IFBF), our majority stockholder, owns our Series B preferred stock. Each share of Series B preferred stock has a liquidation preference of $0.60 and voting rights identical to that of Class A common stock with the exception that each Series B share is entitled to two votes while each Class A share is entitled to one vote. The Series B preferred stock pays cumulative annual cash dividends of $0.03 per share, payable quarterly, and is redeemable by us, at our option, at $0.60 per share plus unpaid dividends if the stock ceases to be beneficially owned by a Farm Bureau organization.

Holders of the Class A common stock, Series B preferred stock and Series C preferred stock vote together as a group. The Class B common stock votes as a separate class on all issues. The holders of the Class A common stock, Series B preferred stock and Series C preferred stock vote for the election of Class A Directors (eight to ten) and only holders of the Class B common stock vote for the election of Class B Directors (five to seven). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the IFBF, which owns 62.9% of our voting stock as of December 31, 2004, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Retirement and Compensation Plans

Defined Benefit Plans

We participate with several affiliates in various multiemployer defined benefit plans. These plans cover substantially all our employees and the employees of the other participating companies who have attained age 21 and one year of service. Benefits are based on years of service and the employee’s compensation. One of these plans provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually.

As multiemployer plans, the assets we contribute to the plans are commingled with the assets contributed by the other employers. Accordingly, unless noted otherwise, it is not practical to bifurcate the disclosure information below between amounts attributable to us and amounts attributable to the other employers. The measurement date for the plans is September 30. The plans’ funded status for all employers combined, compared to amounts recognized in our consolidated financial statements under rules for multiemployer plans follows:

	As of or for the year ended
	December 31,
	2004	2003
	(Dollars in thousands)
Change in benefit obligation – all employers
Net benefit obligation at beginning of the year	$225,055	$182,303
Service cost	7,769	6,616
Interest cost	13,368	14,595
Actuarial loss	14,543	8,907
Merger by affiliate	–	46,013
Settlements	–	(33,863)
Special termination benefits	–	4,881
Benefits paid	(11,612)	(4,397)

Net benefit obligation at end of the year	$249,123	$225,055

Change in plan assets – all employers
Fair value of plan assets at beginning of the year	$147,562	$135,492
Actual return on plan assets	6,208	6,996
Employer contributions	16,092	12,300
Merger by affiliate	–	31,034
Settlements	–	(33,863)
Benefits paid	(11,612)	(4,397)

Fair value of plan assets at end of the year	$158,250	$147,562

Reconciliation of funded status – all employers
Funded status at end of the year	$(90,873)	$(77,493)
Contributions made during fourth quarter	4,061	3,733
Unrecognized net actuarial loss	65,881	49,754
Unrecognized prior service cost	6,965	10,257

Net amount recognized at end of the year for all employers	$(13,966)	$(13,749)

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of or for the year ended
	December 31,
	2004	2003
	(Dollars in thousands)
Net amounts recognized – all employers
Prepaid benefit cost	$7,904	$7,873
Accrued benefit cost	(21,870)	(21,622)
Additional minimum liability	(44,361)	(33,341)
Intangible asset	8,214	11,336
Accumulated other comprehensive income	36,147	22,005

Net amount recognized for all employers	$(13,966)	$(13,749)

During 2003, an affiliate participating in the plans merged with two other entities. As a result of this merger certain employees were added to the plans and related staffing reductions took place. The plans’ projected benefit obligation increased $46.0 million as a result of the merger, and $4.9 million in special termination benefits and $33.9 million in settlements were recorded.

For 2004, a charge of $14.1 million for all employers would have been recorded to other comprehensive income due to changes in interest rates and the plan assets earning less than that assumed.

The net amounts recognized for all employers noted above represent the amounts that would be recognized if the employers followed Statement No. 87, “Employers’ Accounting for Pensions,” as a single employer plan. We record our proportionate share of prepaid or accrued pension cost and net periodic pension cost as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$8,479	$8,514
Accrued benefit cost	(9,794)	(9,085)

Net amount recognized in our consolidated financial statements	$(1,315)	$(571)

Net periodic pension cost recorded in our consolidated income statements totaled $6.4 million in 2004, $5.5 million in 2003 and $4.4 million in 2002. Components of net periodic pension cost for all employers are as follows:

	Year ended December 31,
	2004	2003
	(Dollars in thousands)
Service cost	$7,769	$6,616
Interest cost	13,368	14,595
Expected return on assets	(10,004)	(10,892)
Amortization of prior service cost	3,293	3,006
Amortization of actuarial loss	2,817	2,464
Settlement expense	–	10,897

Net periodic pension cost – all employers	$17,243	$26,686

Net periodic pension cost for all employers totaled $10.5 million for 2002. The pension plans’ prior service cost is amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor, as allowed under Statement No. 87, to determine the amounts to amortize.

Expected benefits to be paid for all employers are as follows: 2005 – $20.3 million, 2006 – $23.0 million, 2007 – $22.0 million, 2008 – $19.8 million, 2009 – $21.8 million and 2010 through 2014 – $109.6 million. We expect contributions to the plans for 2005 for all employers to be approximately $21.7 million, of which $6.9 million is expected to be contributed by us.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Projected benefit obligation – all employers	$249,123	$225,055
Accumulated benefit obligation – all employers	216,577	194,651
Fair value of plan assets – all employers	158,250	147,562

Weighted average assumptions used to determine benefit obligations disclosed above are as follows:

	Year ended December 31,
	2004	2003
Discount rate	5.75%	6.25%
Annual salary increases	4.50%	4.50%

Weighted average assumptions used to determine net periodic pension cost are as follows:

	Year ended December 31,
	2004	2003
Discount rate	6.25%	6.75%
Expected long-term return on plan assets	7.00%	7.00%
Annual salary increases	4.50%	4.50%

Through December 31, 2004, all of the plans’ assets were invested in deposit administration fund contracts held by Farm Bureau Life. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) to maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans. The long-term strategy contemplates the diversification of the plan assets into equity securities with the long-term target allocation being approximately 60% deposit administration funds and 40% equity securities. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in an amount equal to 100% of an employee’s contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee’s contributions between 2% and 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $0.9 million in 2004 and $0.8 million in 2003 and 2002.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retired full-time employees who have worked ten years and attained age 55 while in service. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement benefit expense aggregated $0.1 million in 2004 and less than $0.1 million in 2003 and 2002.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation Plans

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

Information relating to stock options is as follows:

		Weighted-
		Average
	Number of	Exercise	Total
	Shares	Price per Share	Exercise Price
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2002	1,970,638	$12.69	$25,014
Granted	435,826	18.07	7,875
Exercised	362,494	10.96	3,973
Forfeited	29,282	21.44	628

Shares under option at December 31, 2002	2,014,688	14.04	28,288
Granted	540,594	19.60	10,596
Exercised	432,888	12.39	5,363
Forfeited	87,179	18.03	1,572

Shares under option at December 31, 2003	2,035,215	15.70	31,949
Granted	438,810	25.64	11,252
Exercised	511,688	13.30	6,807
Forfeited	4,549	19.79	90

Shares under option at December 31, 2004	1,957,788	18.55	$36,304

Exercisable options:
December 31, 2002	1,113,006	$11.84	$13,178
December 31, 2003	1,035,541	13.56	14,042
December 31, 2004	895,767	16.08	14,406

The weighted average fair value of options granted per common share was $8.50 for 2004, $5.49 for 2003 and $3.82 for 2002. The fair value of our stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.54%	3.56%	4.36%
Dividend yield	1.60%	1.90%	1.90%
Volatility factor of the expected market price	0.34	0.36	0.24
Weighted-average expected life	6.1 years	6.1 years	5.1 years

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding stock options outstanding at December 31, 2004, is as follows:

	Currently Outstanding			Currently Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise Price		Exercise Price
	Number	Life (in Years)	per Share	Number	per Share
Range of exercise prices:
At $8.75	184,880	1.55	$8.75	184,880	$8.75
$8.76 – $14.00	43,446	2.32	12.13	43,289	12.12
$14.01 – $19.25	819,138	6.07	16.63	436,400	16.45
$19.26 – $28.25	910,324	8.44	22.56	231,198	21.99

$8.75 – $28.25	1,957,788	6.66	18.55	895,767	16.08

During 2004, we granted certain senior executives 38,966 restricted Class A common shares. The restricted stock vests by the company meeting or exceeding an earnings per share target for 2006. The market value of the restricted shares on the date of grant totaled $1.0 million and related expense for 2004 allocated to the company totaled $0.1 million.

At December 31, 2004, shares of Class A common stock available for grant as additional awards under the Plan totaled 4,474,721.

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 26,912 at December 31, 2004 and 21,719 at December 31, 2003. At December 31, 2004, shares of Class A common stock available for future issuance under the Director Compensation Plan totaled 22,438.

Also see Note 1, “Significant Accounting Policies – Stock Based Compensation,” for further discussion of the accounting for our stock option plans and certain pro forma financial information due to the adoption of Statement No. 123 and Statement No. 148.

10. Management and Other Agreements

We share certain office facilities and services with the IFBF, Kansas Farm Bureau and their affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs.

We lease office space under an annually renewable lease from Farm Bureau Mutual. Related lease expense totaled $0.8 million in 2004, $0.6 million in 2003 and $0.3 million in 2002.

We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. We also had a management agreement with EMCNL that was terminated effective July 1, 2003. Fee income for these services totaled $2.8 million in 2004, $2.7 million in 2003 and $3.4 million in 2002. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $0.8 million in 2004, $0.6 million in 2003 and $0.8 million in 2002.

We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and another affiliate. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee equal to a percentage of commissions on first year life insurance premiums and annuity deposits. We paid $7.3 million in 2004, $7.1 million in 2003 and $7.2 million in 2002 to the property-casualty companies under these arrangements.

We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.4 million in 2004, 2003 and 2002. We have similar arrangements with the Kansas Farm Bureau and other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.1 million in 2004, $1.2 million in 2003 and $1.1 million in 2002.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have administrative services agreements with American Equity under which we provide investment accounting and claims processing, accounting, compliance and other administrative services primarily relating to certain variable annuities written by them. Fee income from performing these services totaled $0.4 million in 2004 and $0.3 million in 2003 and 2002.

11. Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2004, management is not aware of any claims for which a material loss is reasonably possible.

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

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2004, are as follows: 2005 - $2.4 million; 2006 - $2.4 million; 2007 - $2.4 million; 2008 - $2.6 million; 2009 - $2.7 million and thereafter, through 2013 - $8.7 million. Rent expense for the lease totaled $3.1 million in 2004 and $3.0 million in 2003 and 2002. These amounts are net of $1.4 million in 2004, 2003 and 2002 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $11.5 million at December 31, 2004 and $12.9 million at December 31, 2003.

12. Earnings per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Numerator:
Net income	$66,076	$65,945	$50,668
Dividends on Series B and C preferred stock	(150)	(2,297)	(4,337)

Numerator for earnings per common share - income available to common stockholders	$65,926	$63,648	$46,331

Denominator:
Weighted average shares	28,564,509	27,959,089	27,609,866
Deferred common stock units related to directors compensation plan	23,361	18,650	14,796

Denominator for earnings per common share – weighted-average shares	28,587,870	27,977,739	27,624,662
Effect of dilutive securities – employee stock options	553,020	571,143	543,846

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,140,890	28,548,882	28,168,508

Earnings per common share	$2.31	$2.27	$1.68

Earnings per common share – assuming dilution	$2.26	$2.23	$1.64

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the annual regular dividend.

Options to purchase 6,832 shares of common stock in 2004 at $27.15 to $28.25 per share were granted during 2004 but were not included in the computation of 2004 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2004. The options, which expire in 2014, were still outstanding at December 31, 2004.

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

13. Statutory Information

The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as available-for-sale (carried at fair value) rather than generally being carried at amortized cost; (b) changes in the fair value of call options held directly by EquiTrust Life are recorded as a component of derivative income rather than directly to surplus; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (e) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (h) certain deferred income tax assets, agents’ balances and certain other assets designated as “non-admitted assets” for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized for all employees in accordance with Statement No. 87, “Employers’ Accounting for Pensions” rather than for vested employees only; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary rather than being accounted for under the equity method; and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income of the Life Companies, as determined in accordance with statutory accounting practices, was $61.1 million in 2004, $55.1 million in 2003 and $24.9 million in 2002. Statutory net gain from operations for the Life Companies, which excludes realized gains and losses, totaled $63.1 million in 2004, $71.4 million in 2003 and $48.4 million in 2002. Statutory capital and surplus totaled $542.0 million at December 31, 2004 and $465.2 million at December 31, 2003.

The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2005, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $39.3 million for Farm Bureau Life and $23.8 million for EquiTrust Life.

14. Segment Information

Management analyzes operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) traditional annuity – exclusive distribution (“Exclusive Annuity Segment”), (2) traditional annuity – independent distribution (“Independent Annuity Segment”), (3) traditional and universal life insurance and (4) variable. We also have various support operations and corporate capital that are aggregated into a corporate and other segment. Our segment results for 2003 and 2002 have been restated to reflect a change in the composition of our reportable segments. Prior to 2004, amounts now reported in the Exclusive Annuity Segment and the Independent Annuity Segment were reported together in a single traditional annuity segment. This change was made to better reflect how the business is managed and has no impact on our consolidated financial statements for any period reported.

The Exclusive Annuity Segment consists of fixed annuities and supplementary contracts (some of which involve life contingencies) sold through our exclusive agency distribution. Fixed annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed annuities consist primarily of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees.

The Independent Annuity Segment consists of fixed annuities and supplementary contracts (some of which involve life contingencies) sold through our independent distribution or assumed through our coinsurance agreements with American Equity and EMCNL. In addition to the types of fixed annuities included in the Exclusive Annuity Segment, the Independent Annuity Segment also includes index annuities. With index annuity products, we bear the underlying investment risk and credit interest in an amount equal to the greater of a guaranteed interest rate or a percentage of the gain in a specified market index.

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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information concerning our operating segments is as follows.

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Operating revenues:
Traditional annuity – exclusive distribution	$134,768	$131,106	$123,807
Traditional annuity – independent distribution	147,466	126,498	53,040
Traditional and universal life	313,570	313,021	310,965
Variable	52,587	49,671	46,560
Corporate and other	26,081	23,252	21,540

	674,472	643,548	555,912
Realized gains (losses) on investments (A)	8,130	(2,003)	(14,797)

Consolidated revenues	$682,602	$641,545	$541,115

Net investment income:
Traditional annuity – exclusive distribution	$134,014	$131,683	$123,174
Traditional annuity – independent distribution	124,712	103,594	61,795
Traditional and universal life	137,667	141,034	146,589
Variable	13,814	13,483	11,909
Corporate and other	5,874	6,087	4,892

Consolidated net investment income	$416,081	$395,881	$348,359

Depreciation and amortization, including amortization/accretion of premium/discount on investments:
Traditional annuity – exclusive distribution	$1,829	$8,435	$726
Traditional annuity – independent distribution	(12,314)	(19,717)	(7,579)
Traditional and universal life	2,109	(9,388)	(1,971)
Variable	768	(56)	472
Corporate and other	8,773	8,277	7,726

Consolidated depreciation and amortization	$1,165	$(12,449)	$(626)

Pre-tax operating income (loss):
Traditional annuity – exclusive distribution	$26,285	$24,318	$22,267
Traditional annuity – independent distribution	14,870	18,424	7,165
Traditional and universal life	52,189	54,464	61,033
Variable	2,190	980	(838)
Corporate and other	(8,277)	4,216	(2,212)

	87,257	102,402	87,415
Income taxes on operating income	(25,913)	(35,214)	(28,454)
Realized gains (losses) on investments, net (A)	4,732	(1,243)	(8,293)

Consolidated net income	$66,076	$65,945	$50,668

Assets:
Traditional annuity – exclusive distribution	$2,315,568	$2,118,067	$1,862,430
Traditional annuity – independent distribution	2,795,815	2,121,944	1,453,311
Traditional and universal life	2,472,565	2,413,683	2,310,128
Variable	929,235	834,562	681,264
Corporate and other	393,928	289,097	355,871

	8,907,111	7,777,353	6,663,004
Unrealized gains on investments, net (A)	216,596	186,118	145,573
Other classification adjustments	(22,971)	(14,401)	(9,128)

Consolidated assets	$9,100,736	$7,949,070	$6,799,449

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to gains and losses on investments.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Depreciation and amortization related to property, plant and equipment are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the corporate and other segment. Depreciation and amortization for the corporate and other segment include $5.8 million for 2004, $5.7 million for 2003 and $5.0 million for 2002 relating to leases with affiliates. In the consolidated statements of income, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees and the related equity income and interest expense are attributable to the corporate and other segment. Expenditures for long-lived assets were not significant during the periods presented above.

Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $1,223.7 million in 2004, $1,177.7 million in 2003 and $1,342.4 million in 2002. Excluding the Independent Annuity Segment, our total life and annuity collected premiums are concentrated in the following states: Iowa (2004 – 28%, 2003 – 29%, 2002 – 28%), Kansas (2004 – 20%, 2003 – 20%, 2002 – 24%) and Oklahoma (2004 – 8%, 2003 – 9%, 2002 – 8%). For the Independent Annuity Segment, excluding reinsurance assumed, our annuity collected premiums in 2004 are concentrated in the following states: Florida (13%), California (11%) and Michigan (11%).

15. Quarterly Financial Information (Unaudited)

Unaudited quarterly results of operations are as follows:

	2004
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$55,827	$57,223	$53,801	$55,419
Net investment income	98,546	100,382	106,807	110,346
Derivative income (loss)	4,212	(2,059)	(8,463)	21,917
Realized gains on investments	64	629	601	6,881
Total revenues	163,350	161,557	158,277	199,418
Net income	13,182	13,013	14,451	25,430
Net income applicable to common stock	13,144	12,976	14,414	25,392
Earnings per common share	$0.46	$0.45	$0.50	$0.88
Earnings per common share – assuming dilution	$0.45	$0.45	$0.49	$0.87

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2003
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$52,082	$56,148	$52,324	$53,146
Net investment income	97,947	99,970	98,541	99,423
Derivative income (loss)	(5,073)	10,708	2,078	9,365
Realized gains (losses) on investments	(5,632)	4,516	(318)	(574)
Total revenues	143,333	175,764	156,605	165,843
Net income	11,946	21,629	14,741	17,629
Net income applicable to common stock.	10,840	20,513	14,704	17,591
Earnings per common share	$0.39	$0.74	$0.53	$0.62
Earnings per common share – assuming dilution	$0.38	$0.72	$0.51	$0.61

The differences between the derivative income (loss) by quarter primarily correspond to the performance of the indices upon which our call options are based. Based on events and analysis performed during the respective periods, income taxes were reduced $1.6 million in the second quarter of 2004, $0.3 million in the third quarter of 2004 and $2.6 million in the fourth quarter of 2004, as we determined that certain tax accruals were no longer necessary. As discussed in Note 1 under “Accounting Changes,” amounts previously classified as dividends on our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock are recorded as interest expense beginning in the third quarter of 2003 in accordance with Statement No. 150. While the adoption of Statement No. 150 resulted in a $1.1 million decrease to net income for the third and fourth quarters of 2003, a $0.5 million decrease during each of the first three quarters of 2004, and a $0.6 million decrease in the fourth quarter of 2004, the adoption did not impact net income applicable to common stock or earnings per common share.

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

See page 54 for Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2004 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits.

3	(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (H)
3	(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (H)
3	(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (H)
3	(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (H)
3	(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (H)
3	(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (H)
3	(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (H)
3	(i)(h)	Letter Agreement dated as of January 31, 2005 between FBL Financial Group, Inc. and Kansas Farm Bureau waiving certain terms of Series C Preferred Stock
3	(ii)	Second Restated Bylaws, adopted May 14, 2004 (H)
4.1		Form of Class A Common Stock Certificate of the Registrant (A)
4.2		Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (H)
4.3		Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)
4	.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (E)
4	.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (E)
4.5		Credit Agreement and related Schedules and Exhibits dated as of December 18, 2003 between FBL Financial Group, Inc. and LaSalle Bank National Association (F)
4	.5(a)	Amendment No. 1 to Credit Agreement dated as of April 1, 2004 between FBL Financial Group, Inc. and LaSalle Bank National Association and Bankers Trust Company, N.A. (G)
4.6		Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)
4.7		Form of 5.85% Senior Note Due 2014 (G)
4.8		Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
4.9		Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
10.1		Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 14, 2003 (F) *
10	.1(a)	Form of Stock Option Agreement, pursuant to the Amended and Restated FBL Financial Group, Inc. 1996 Class A Common Stock Compensation Plan (I) *
10.2		Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3		Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4		Form of Royalty Agreement with Farm Bureau organizations (A)
10.7		Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8		Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)
10.10		Management Performance Plan (1996) sponsored by Farm Bureau Mutual Insurance Company (A) *
10.14		Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)
10.15		Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (I)
12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of FBL Financial Group, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, dated as of July 1, 2002 between the Company and John E. Tatum; and dated as of November 24, 2004 between the Company and Bruce Trost (D) *
99.4	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg; and dated as of November 24, 2004 between the Company and David Sebastian (D) *
99.5	Form of Restricted Stock Agreement, dated as of January 15, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (I) *
*	exhibit relates to a compensatory plan for management or directors

Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917
(F)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(G)	Form S-4 filed on May 5, 2004, File No. 333-115197
(H)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(I)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2005.

FBL Financial Group, Inc.
By:	/s/ Craig A. Lang
Craig A. Lang
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ WILLIAM J. ODDY William J. Oddy	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2005
/s/ JAMES W. NOYCE James W. Noyce	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2005
/s/ CRAIG A. LANG Craig A. Lang	Chairman of the Board and Director	February 25, 2005
/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 25, 2005
/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 25, 2005
/s/ O. AL CHRISTOPHERSON O. Al Christopherson	Director	February 25, 2005
/s/ JOHN W. CREER John W. Creer	Director	February 25, 2005
/s/ JERRY C. DOWNIN Jerry C. Downin	Senior Vice President, Secretary, Treasurer and Director	February 25, 2005
/s/ TIM H. GILL Tim H. Gill	Director	February 25, 2005
/s/ ROBERT H. HANSON Robert H. Hanson	Director	February 25, 2005
/s/ PAUL E. LARSON Paul E. Larson	Director	February 25, 2005
/s/ EDWARD W. MEHRER Edward W. Mehrer	Director	February 25, 2005
/s/ FRANK S. PRIESTLEY Frank S. Priestley	Director	February 25, 2005
/s/ JOHN E. WALKER John E. Walker	Director	February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders

FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 4, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for guaranteed minimum death benefits and incremental death benefits on its variable annuities and in 2003 the Company changed its method of accounting for its Series C redeemable preferred stock, the subsidiary trust that issued the company-obligated mandatorily redeemable preferred stock and stock options.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 4, 2005

Schedule I – Summary of Investments – Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.

December 31, 2004

Column A	Column B	Column C	Column D
			Amount at which
			shown in the balance
Type of Investment	Cost (1)	Value	sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
United States Government and agencies	$636,985	$636,254	$636,254
State, municipal and other governments	321,697	332,778	332,778
Public utilities	169,759	180,654	180,654
Corporate securities	2,446,424	2,607,719	2,607,719
Mortgage and asset-backed securities	2,564,265	2,622,616	2,622,616
Redeemable preferred stocks	70,463	79,187	79,187

Total	6,209,593	$6,459,208	6,459,208

Equity securities, available for sale:
Common stocks:
Banks, trusts, and insurance companies	51,707	67,048	67,048
Industrial, miscellaneous, and all other	3,212	3,665	3,665
Nonredeemable preferred stocks	440	450	450

Total	55,359	$71,163	71,163

Mortgage loans on real estate	744,374		740,874 (2)
Derivative instruments	8,110	15,536	15,536
Investment real estate:
Acquired for debt	1,273		655 (2)
Investment	8,786		8,786
Policy loans	176,613		176,613
Other long-term investments	1,300		1,300
Short-term investments	27,545		27,545

Total investments	$7,232,953		$7,501,680

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, derivative instruments and other long-term investments; unpaid principal balance for mortgage loans on real estate and policy loans, and original cost less accumulated depreciation for investment real estate.

(2)	Amount not equal to cost (Column B) because of allowance for possible losses deducted from cost to determine reported amount.

Schedule II – Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$10,142	$7,687
Amounts receivable from affiliates	1,264	2,993
Amounts receivable from subsidiaries (eliminated in consolidation)	2,833	3,825
Accrued investment income	431	–
Current income taxes recoverable	3,841	2,403
Deferred income taxes	1,583	1,134
Other assets	6,281	5,353
Short-term investments	6,025	4,760
Fixed maturities – available for sale, at market (amortized cost: 2004 – $53,798)	53,934	–
Investments in subsidiaries (eliminated in consolidation)	1,022,854	917,793

Total assets	$1,109,188	$945,948

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$10,240	$7,540
Amounts payable to affiliates	2,737	118
Amounts payable to subsidiaries (eliminated in consolidation)	417	4,983
Short-term debt	46,000	45,280
Long-term debt	217,183	140,200

Total liabilities	276,577	198,121

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	62,234	51,609
Class B common stock	7,524	7,522
Accumulated other comprehensive income	141,240	121,552
Retained earnings	618,613	564,144

Total stockholders’ equity	832,611	747,827

Total liabilities and stockholders’ equity	$1,109,188	$945,948

See accompanying notes to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Income
(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Revenues:
Net investment income	$2,025	$276	$260
Realized loss on investments	(2)	–	–
Dividends from subsidiaries (eliminated in consolidation)	6,100	167,871	22,650
Management fee income from non-affiliates	–	–	242
Management fee income from affiliates	2,803	2,673	3,161
Management fee income from subsidiaries (eliminated in consolidation)	3,155	1,673	3,782
Other income	59	–	–

Total revenues	14,140	172,493	30,095
Expenses:
Interest expense (eliminated in consolidation)	–	3,750	5,000
Interest expense	11,397	3,398	–
General and administrative expenses	4,112	3,253	2,454

Total expenses	15,509	10,401	7,454

	(1,369)	162,092	22,641
Income tax benefit	(1,997)	(1,551)	(289)

Income before equity in undistributed income (dividends in excess of equity income) of subsidiaries	628	163,643	22,930
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	65,448	(97,698)	27,738

Net income	$66,076	$65,945	$50,668

See accompanying notes to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Net cash used in operating activities	$(2,015)	$(627)	$(2,074)

Investing activities
Sale, maturity or repayment of investments:
Short-term investments – net	–	–	3,562
Fixed maturities – available for sale	561	–	–
Acquisition of investments:
Short-term investments – net	(1,265)	(1,586)	–
Fixed maturities – available for sale	(59,331)	–	–
Investment in subsidiaries (eliminated in consolidation).	(15,000)	(25,000)	–
Dividends from subsidiaries (eliminated in consolidation)	6,100	15,113	22,650
Other	–	–	–

Net cash provided by (used in) investing activities	(68,935)	(11,473)	26,212

Financing activities
Proceeds from long-term debt	121,512	–	–
Repayment of short-term debt	(45,280)	–	–
Issuance of common stock	8,780	6,654	3,999
Dividends paid	(11,607)	(12,028)	(12,573)

Net cash provided by (used in) financing activities	73,405	(5,374)	(8,574)

Increase (decrease) in cash and cash equivalents	2,455	(17,474)	15,564
Cash and cash equivalents at beginning of year	7,687	25,161	9,597

Cash and cash equivalents at end of year	$10,142	$7,687	$25,161

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$1,895	$1,819	$494
Non-cash investing activity – fixed maturity securities contributed to subsidiary	5,000	–	–

See accompanying notes to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements

December 31, 2004

1. Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition and net unrealized gains/losses on the subsidiaries’ investments classified as “available-for-sale” in accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

2. Dividends from Subsidiary

The parent company received cash dividends totaling $6.1 million in 2004, $15.1 million in 2003 and $22.7 million in 2002. At December 31, 2003, the parent company received a noncash dividend consisting of the common stock of EquiTrust Life Insurance Company (EquiTrust Life) from Farm Bureau Life Insurance Company. The noncash dividend was recorded at the carrying value of EquiTrust Life, or $152.8 million.

3. Debt

See Note 7 to the consolidated financial statements for a description of the parent company’s short-term and long-term debt. This debt matures as follows: 2005 – $46.0 million; 2006 – $46.3 million and 2010 and thereafter – $172.0 million.

Schedule III – Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred	Future policy
	policy	benefits, losses,		Other
	acquisition	claims and loss	Unearned	policyholder
	costs (1)	expenses	revenues	funds
		(Dollars in thousands)
December 31, 2004:
Traditional annuity-exclusive distribution	$66,423	$1,750,821	$–	$368,817
Traditional annuity-independent distribution	232,504	2,709,084	–	1,727
Traditional and universal life insurance	195,288	1,883,647	12,281	179,424
Variable	132,101	211,678	17,698	–
Corporate and other	–	66,424	–	–
Impact of unrealized gains/losses	(38,925)	–	(660)	–

Total	$587,391	$6,621,654	$29,319	$549,968

December 31, 2003:
Traditional annuity-exclusive distribution (4)	$54,460	$1,582,978	$–	$353,422
Traditional annuity-independent distribution (4)	192,020	2,050,286	–	–
Traditional and universal life insurance	187,165	1,845,383	12,729	168,394
Variable	126,011	206,022	18,080	–
Corporate and other	–	65,620	–	–
Impact of unrealized gains/losses	(29,076)	–	(847)	–

Total	$530,580	$5,750,289	$29,962	$521,816

December 31, 2002:
Traditional annuity-exclusive distribution (4)	$43,554	$1,386,026	$–	$321,046
Traditional annuity-independent distribution (4)	147,082	1,404,825	–	–
Traditional and universal life insurance	176,761	1,799,060	12,998	141,067
Variable	120,784	173,509	18,310	–
Corporate and other	–	62,283	–	–
Impact of unrealized gains/losses	(40,688)	–	(804)	–

Total	$447,493	$4,825,703	$30,504	$462,113

Schedule III – Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
				Amortization
			Benefits,	of deferred
			claims, losses	policy	Other
	Premium	Net investment	and settlement	acquisition	operating
	revenue	income (2)	expenses	costs (1)	expenses (3)
	(Dollars in thousands)
December 31, 2004:
Traditional annuity-exclusive distribution	$754	$134,014	$92,023	$4,976	$11,484
Traditional annuity-independent distribution	7,593	124,712	98,846	25,395	8,355
Traditional and universal life insurance	175,758	137,667	175,951	14,546	46,231
Variable	37,730	13,814	18,266	7,197	24,328
Corporate and other	480	5,874	405	–	6,754
Impact of realized gains/losses	(45)	–	70	603	177

Total	$222,270	$416,081	$385,561	$52,717	$97,329

December 31, 2003:
Traditional annuity-exclusive distribution (4)	$486	$131,683	$89,304	$5,128	$12,356
Traditional annuity-independent distribution (4)	5,582	103,594	85,638	20,070	2,366
Traditional and universal life insurance	172,075	141,034	175,401	13,441	42,362
Variable	34,986	13,483	18,602	6,222	22,823
Corporate and other	566	6,087	246	–	6,133
Impact of realized gains/losses	5	–	(124)	(88)	122

Total	$213,700	$395,881	$369,067	$44,773	$86,162

December 31, 2002:
Traditional annuity-exclusive distribution (4)	$651	$123,174	$87,932	$2,599	$11,009
Traditional annuity-independent distribution (4)	1,049	61,795	38,279	6,410	1,186
Traditional and universal life insurance	164,858	146,589	173,467	5,639	41,388
Variable	33,834	11,909	17,582	7,847	20,911
Corporate and other	493	4,892	346	–	6,459
Impact of realized gains/losses	82	–	10	(877)	(1,170)

Total	$200,967	$348,359	$317,616	$21,618	$79,783

(1)	Beginning in 2004, deferred sales inducements are reported separately on the consolidated balance sheet and the amortization of deferred sales inducements is included as a component of interest sensitive product benefits. Prior to 2004, deferred sales inducements and the related amortization were recorded with deferred policy acquisition costs. The amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation.
(2)	Net investment income is allocated to the segments based upon the investments held by the respective segment.
(3)	Expenses have been allocated using one of two methodologies, depending on the nature of the expense. Direct expenses, such as those incurred by our underwriting and policy administration departments, and other expenses for which there is a reliable basis for allocation, are allocated based upon time studies and cost analysis performed by the respective departments. The remaining indirect expenses are allocated in proportion to the equity of each segment.
(4)	Beginning in 2004, amounts previously reported in the traditional annuity segment are now reported in either the traditional annuity — exclusive distribution segment or the traditional annuity — independent distribution segment. See Note 14 to the consolidated financial statements for more information.

Schedule IV – Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to other	other		amount
	Gross amount	companies	companies	Net amount	assumed to net
	(Dollars in thousands)
Year ended December 31, 2004:
Life insurance in force, at end of year	$33,890,399	$6,419,392	$1,843,537	$29,314,544	6.3%

Insurance premiums and other considerations:
Interest sensitive product charges	$73,346	$1,669	$18,248	$89,925	20.3%
Traditional life insurance premiums	141,484	14,359	4,740	131,865	3.6
Accident and health premiums	14,078	13,598	–	480	–

	$228,908	$29,626	$22,988	$222,270	10.3%

Year ended December 31, 2003:
Life insurance in force, at end of year	$32,426,483	$6,005,024	$1,977,059	$28,398,518	7.0%

Insurance premiums and other considerations:
Interest sensitive product charges	$69,558	$1,743	$16,129	$83,944	19.2%
Traditional life insurance premiums	138,678	11,455	1,967	129,190	1.5
Accident and health premiums	15,141	14,575	–	566	–

	$223,377	$27,773	$18,096	$213,700	8.5%

Year ended December 31, 2002:
Life insurance in force, at end of year	$30,496,231	$5,363,935	$1,999,178	$27,131,474	7.4%

Insurance premiums and other considerations:
Interest sensitive product charges	$67,847	$1,671	$12,299	$78,475	15.7%
Traditional life insurance premiums	127,892	9,363	3,470	121,999	2.8
Accident and health premiums	16,249	15,756	–	493	–

	$211,988	$26,790	$15,769	$200,967	7.8%