Form 10-K/A
period 2004-12-31
FBL FINANCIAL GROUP INC
filed 2005-03-21
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 2, 2005, is being filed to correct certain language contained in the “Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements” to conform to the guidance contained in the Public Company Accounting Oversight Board’s Auditing Standard No. 1, “Reference in Auditors’ Reports to the Standards of the Public Company Accounting Oversight Board.”

Specifically, the first sentence of the second paragraph has been revised to refer to “the standards of the Public Company Accounting Oversight Board (United States)” rather than “auditing standards generally accepted in the United States.” Also, the third paragraph has been revised to indicate that the consolidated financial statements are in conformity with “U.S. generally accepted accounting principles” rather than “accounting principles generally accepted in the United States.”

As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A; and (2) a revised Consent of Independent Registered Public Accounting Firm dated March 18, 2005 to cover both the report relating to our consolidated financial statements and the report related to our internal control over financial reporting dated February 4, 2005 is being filed.

Except for the amendments described above, this Form 10-K/A does not modify or update our previously reported financial statements and other financial disclosures in, or exhibits to, the Original Filing. For convenience and ease of reference, we are filing the entire Item 8, “Consolidated Financial Statements and Supplementary Data.”

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of March, 2005.

FBL Financial Group, Inc.
By:	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer