Form 10-Q
period 2005-03-31
FBL FINANCIAL GROUP INC
filed 2005-05-10
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,711,368 shares of Class A common stock and 1,192,990 shares of Class B common stock as of May 4, 2005.

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

ITEM 1.  FINANCIAL STATEMENTS

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2005 - $6,302,151; 2004 - $6,209,593)	$6,481,928	$6,459,208
Equity securities – available for sale, at market (cost: 2005 and 2004 - $55,359)	82,301	71,163
Mortgage loans on real estate	785,725	740,874
Derivative instruments	20,033	15,536
Investment real estate, less allowances for depreciation of $2,070 in 2005 and $2,016 in 2004	9,748	9,441
Policy loans	176,883	176,613
Other long-term investments	1,300	1,300
Short-term investments	68,089	27,545

Total investments	7,626,007	7,501,680

Cash and cash equivalents	17,174	27,957
Securities and indebtedness of related parties	22,481	22,727
Accrued investment income	76,992	68,314
Amounts receivable from affiliates	12,268	8,176
Reinsurance recoverable	114,361	119,631
Deferred policy acquisition costs	614,977	587,391
Deferred sales inducements	93,936	78,443
Value of insurance in force acquired	46,668	45,839
Property and equipment, less allowances for depreciation of $63,847 in 2005 and $62,456 in 2004	43,763	43,409
Goodwill	11,170	11,170
Other assets	35,849	33,970
Assets held in separate accounts	554,398	552,029

Total assets	$9,270,044	$9,100,736

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$5,626,698	$5,432,828
Traditional life insurance and accident and health products	1,176,985	1,167,432
Unearned revenue reserve	29,291	29,319
Other policy claims and benefits	23,600	21,394

	6,856,574	6,650,973

Other policyholders’ funds:
Supplementary contracts without life contingencies	375,227	370,341
Advance premiums and other deposits	168,252	166,988
Accrued dividends	12,778	12,639

	556,257	549,968

Amounts payable to affiliates	510	7,981
Short-term debt	91,085	46,000
Long-term debt	172,475	217,183
Current income taxes	807	3,803
Deferred income taxes	105,923	118,965
Other liabilities	109,109	121,032
Liabilities related to separate accounts	554,398	552,029

Total liabilities	8,447,138	8,267,934

Minority interest in subsidiaries	200	191

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 27,688,469 shares in 2005 and 27,541,867 shares in 2004	64,980	62,234
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,524
Accumulated other comprehensive income	114,446	141,240
Retained earnings	632,756	618,613

Total stockholders’ equity	822,706	832,611

Total liabilities and stockholders’ equity	$9,270,044	$9,100,736

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenues:
Interest sensitive and index product charges	$23,768	$22,019
Traditional life insurance premiums	33,333	33,734
Accident and health premiums	20	74
Net investment income	114,106	98,546
Derivative income (loss)	(12,400)	4,212
Realized gains on investments	412	64
Other income	4,969	4,701

Total revenues	164,208	163,350
Benefits and expenses:
Interest sensitive and index product benefits	55,558	63,270
Traditional life insurance and accident and health benefits	20,771	21,825
Increase in traditional life and accident and health future policy benefits	8,250	6,732
Distributions to participating policyholders	6,164	6,723
Underwriting, acquisition and insurance expenses	38,468	38,359
Interest expense	3,295	2,033
Other expenses	4,766	4,698

Total benefits and expenses	137,272	143,640

	26,936	19,710
Income taxes	(9,374)	(6,720)

Minority interest in loss of subsidiaries	(98)	(63)
Equity income (loss), net of related income taxes	(259)	255

Net income	17,205	13,182
Dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$17,167	$13,144

Earnings per common share	$0.60	$0.46

Earnings per common share – assuming dilution	$0.59	$0.45

Cash dividends per common share	$0.105	$0.100

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income	Earnings	Equity
Balance at January 1, 2004	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827
Comprehensive income:
Net income for three months ended March 31, 2004	–	–	–	–	13,182	13,182
Change in net unrealized investment gains/losses	–	–	–	55,101	–	55,101

Total comprehensive income						68,283
Issuance of 393,585 shares of common stock under compensation and stock option plans, including related income tax benefit	–	7,385	–	–	–	7,385
Dividends on preferred stock	–	–	–	–	(38)	(38)
Dividends on common stock	–	–	–	–	(2,855)	(2,855)

Balance at March 31, 2004	$3,000	$58,994	$7,522	$176,653	$574,433	$820,602

Balance at January 1, 2005	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611
Comprehensive loss:
Net income for three months ended March 31, 2005	–	–	–	–	17,205	17,205
Change in net unrealized investment gains/losses	–	–	–	(26,794)	–	(26,794)

Total comprehensive loss						(9,589)
Net issuance of 146,602 shares of common stock under compensation and stock option plans, including related income tax benefit	–	2,746	–	–	–	2,746
Dividends on preferred stock	–	–	–	–	(38)	(38)
Dividends on common stock	–	–	–	–	(3,024)	(3,024)

Balance at March 31, 2005	$3,000	$64,980	$7,524	$114,446	$632,756	$822,706

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2005	2004
Operating activities
Net income	$17,205	$13,182
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding deferred sales inducements	50,541	52,734
Change in fair value of embedded derivatives	(6,700)	(1,042)
Charges for mortality and administration	(22,140)	(20,544)
Deferral of unearned revenues	264	239
Amortization of unearned revenue reserve	(490)	(461)
Provision for depreciation and amortization	1,877	416
Equity loss (income)	259	(255)
Realized gains on investments	(412)	(64)
Increase in traditional life and accident and health benefit accruals, net of reinsurance	8,250	6,732
Policy acquisition costs deferred	(31,111)	(21,213)
Amortization of deferred policy acquisition costs	14,131	13,696
Amortization of deferred sales inducements	2,421	1,533
Provision for deferred income taxes	1,385	2,868
Other	(19,209)	(7,693)

Net cash provided by operating activities	16,271	40,128

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	328,099	255,982
Equity securities – available for sale	1	–
Mortgage loans on real estate	11,214	10,037
Derivative instruments	198	–
Investment real estate	–	3,319
Policy loans	9,102	10,066
Short-term investments – net	–	3,820

	348,614	283,224
Acquisition of investments:
Fixed maturities – available for sale	(423,244)	(368,918)
Equity securities – available for sale	–	(464)
Mortgage loans on real estate	(56,054)	(37,553)
Derivative instruments	(3,378)	(599)
Investment real estate	(40)	(9,273)
Policy loans	(9,372)	(161)
Short-term investments – net	(40,544)	–

	(532,632)	(416,968)
Proceeds from disposal, repayments of advances and other distributions from equity investees	120	302
Net purchases of property and equipment and other	(3,408)	(4,591)

Net cash used in investing activities	(187,306)	(138,033)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2005	2004
Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	$293,007	$195,388
Return of policyholder account balances on interest sensitive and index products	(132,037)	(113,829)
Proceeds from long-term debt	–	46,000
Repayment of short-term debt	–	(45,280)
Distributions related to minority interests – net	(89)	(43)
Issuance of common stock	2,433	6,106
Dividends paid	(3,062)	(2,893)

Net cash provided by financing activities	160,252	85,449

Decrease in cash and cash equivalents	(10,783)	(12,456)
Cash and cash equivalents at beginning of period	27,957	233,858

Cash and cash equivalents at end of period	$17,174	$221,402

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,760	$1,391
Income taxes	10,532	(3,284)
Non-cash operating activity:
Deferral of sales inducements	15,716	3,929

See accompanying notes.

FBL Financial Group, Inc.	March 31, 2005

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

1.     Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2004 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.

Pending Accounting Changes and Stock-Based Compensation

In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (Statement) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. The issuance of this guidance was delayed during the fourth quarter of 2004, with additional discussion of this issue by the FASB planned for 2005. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently follow the prospective method under Statement No. 123, which we adopted effective January 1, 2003. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. The expense is generally recognized ratably over the five-year vesting period without regard to when an employee becomes eligible for retirement and immediate vesting. We expect we will adopt the modified-prospective-transition method upon the adoption of Statement No. 123(R). Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. Under Statement No. 123(R), expense is recognized over the shorter of the five-year vesting schedule or the period ending when the employee becomes eligible for retirement.

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

FBL Financial Group, Inc.	March 31, 2005

deductions for the first quarter totaled $0.3 million for 2005 and $1.3 million for 2004. We intend to adopt Statement No. 123(R) effective January 1, 2006. While we have not calculated the impact of adopting Statement No. 123(R), the adoption is not expected to have a material impact on our consolidated financial statements.

The following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards in each year.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported:	$17,205	$13,182
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	432	268
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(528)	(405)

Net income, pro forma	$17,109	$13,045

Earnings per common share, as reported	$0.60	$0.46

Earnings per common share, pro forma	$0.59	$0.46

Earnings per common share – assuming dilution, as reported	$0.59	$0.45

Earnings per common share – assuming dilution, pro forma	$0.58	$0.45

2.     Defined Benefit Plans

We participate with several affiliates in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements totaled $1.5 million for the three months ended March 31, 2005 and $1.6 million for the three months ended March 31, 2004. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Service cost	$2,162	$1,943
Interest cost	3,409	3,342
Expected return on assets	(2,712)	(2,501)
Amortization of prior service cost	396	823
Amortization of actuarial loss	1,046	704

Net periodic pension cost – all employers	$4,301	$4,311

3.     Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At March 31, 2005, management is not aware of any claims for which a material loss is reasonably possible.

We seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding a portion of our exposure to other insurance enterprises or reinsurers. Reinsurance contracts do not relieve us of our obligations to policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, our insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for reinsurance recoverable since none of our receivables are deemed to be uncollectible.

FBL Financial Group, Inc.	March 31, 2005

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

4.     Earnings Per Share

The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Numerator:
Net income	$17,205	$13,182
Dividends on Series B preferred stock	(38)	(38)

Numerator for earnings per common share – income available to common stockholders	$17,167	$13,144

Denominator:
Weighted average shares	28,732,266	28,369,331
Deferred common stock units related to directors compensation plan	26,934	21,719

Denominator for earnings per common share – weighted-average shares	28,759,200	28,391,050
Effect of dilutive securities – employee stock options	514,208	641,285

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,273,408	29,032,335

Earnings per common share	$0.60	$0.46

Earnings per common share – assuming dilution	$0.59	$0.45

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the quarterly regular dividend.

5.     Segment Information

We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) Traditional Annuity – Exclusive Distribution (“Exclusive Annuity”), (2) Traditional Annuity – Independent Distribution (“Independent Annuity”), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment. Our segment results for 2004 have been refined to reflect a change in the composition of our reportable segments. Prior to the fourth quarter of 2004, amounts now reported in the Exclusive Annuity segment and the Independent Annuity segment were reported together in a single Traditional Annuity segment. This change was made to better reflect how the business is managed and has no impact on our consolidated financial statements for any period reported.

FBL Financial Group, Inc.	March 31, 2005

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives. Prior to 2005, operating income included the changes in net unrealized gains and losses on derivatives that were not designated as hedges. The operating results for 2004 and 2003 have been modified to conform to the 2005 presentation.

We use operating income, in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, call options relating to our index business are generally one year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results.

Financial information concerning our operating segments is as follows:

	Three months ended March 31,
	2005	2004
Operating revenues:
Traditional Annuity – Exclusive Distribution	$35,891	$32,570
Traditional Annuity – Independent Distribution	33,033	33,336
Traditional and Universal Life Insurance	79,470	78,450
Variable	13,795	12,852
Corporate and Other	7,661	5,453

	169,850	162,661
Change in net unrealized gains/losses on derivatives (A)	(6,053)	623
Realized gains (losses) on investments (A)	411	66

Consolidated revenues	$164,208	$163,350

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$8,774	$6,248
Traditional Annuity – Independent Distribution	5,141	4,212
Traditional and Universal Life Insurance	12,813	12,403
Variable	535	(765)
Corporate and Other	(1,377)	(2,813)

	25,886	19,285
Income taxes on operating income	(9,041)	(6,593)
Change in net unrealized gains/losses on derivatives (A)	(167)	700
Realized gains (losses) on investments (A)	527	(210)

Consolidated net income	$17,205	$13,182

FBL Financial Group, Inc.	March 31, 2005

	Year ended December 31,
	2004	2003
Operating revenues:
Traditional Annuity – Exclusive Distribution	$134,768	$132,216
Traditional Annuity – Independent Distribution	139,264	110,837
Traditional and Universal Life Insurance	313,425	313,087
Variable	52,443	49,222
Corporate and Other	25,924	22,760

	665,824	628,122
Change in net unrealized gains/losses on derivatives (A)	8,648	15,426
Realized gains (losses) on investments (A)	8,130	(2,003)

Consolidated revenues	$682,602	$641,545

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$26,285	$25,167
Traditional Annuity – Independent Distribution	13,701	17,945
Traditional and Universal Life Insurance	52,052	54,516
Variable	2,151	638
Corporate and Other	(8,434)	3,724

	85,755	101,990
Income taxes on operating income	(25,390)	(35,070)
Change in net unrealized gains/losses on derivatives (A)	979	268
Realized gains (losses) on investments (A)	4,732	(1,243)

Consolidated net income	$66,076	$65,945

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in-force acquired and income taxes attributable to gains and losses on investments and derivatives.

Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity – $41.9 million; Independent Annuity – $19.8 million; Traditional and Universal Life Insurance – ($69.4) million; Variable – ($12.5) million and Corporate and Other – $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment for the first quarter of 2005 are impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the quarter is as follows: Exclusive Annuity – $0.7 million; Independent Annuity – $0.3 million; Traditional and Universal Life Insurance – ($1.1) million; Variable – ($0.2) million and Corporate and Other – $0.3 million.

Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $1.0 million of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal Life Insurance and Variable segments. The impact on the Exclusive Annuity and Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.

Our investment in equity method investees and the related equity income are attributable to the Corporate and Other segment. Goodwill at March 31, 2005 and December 31, 2004 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	March 31, 2005

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2004 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

Results of Operations for the Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three months ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Revenues	$164,208	$163,350
Benefits and expenses	137,272	143,640

	26,936	19,710
Income taxes	(9,374)	(6,720)
Minority interest and equity income (loss)	(357)	192

Net income	17,205	13,182
Less dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$17,167	$13,144

Earnings per common share	$0.60	$0.46

Earnings per common share – assuming dilution	$0.59	$0.45

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution (1)	$48,323	$57,787
Traditional Annuity – Independent Distribution (1)	185,339	15,233
Traditional and Universal Life Insurance	43,435	43,552
Variable Annuity and Variable Universal Life (2)	39,650	33,531
Reinsurance assumed and other	5,887	76,273

Total	$322,634	$226,376

Direct life insurance in force, end of quarter (in millions)	$34,285	$32,658
Life insurance lapse rates	7.6%	8.2%
Withdrawal rates:
Individual Traditional Annuity – Exclusive Distribution (1)	3.2%	3.8%
Individual Traditional Annuity – Independent Distribution (1)	5.2%	4.1%

(1)	The 2004 amounts reflect changes in the composition of our reportable product segments. See the “Segment Information” section that follows for additional discussion of these changes.
(2)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Total premiums collected increased 42.5% to $322.6 million for the first quarter of 2005 due primarily to the continued growth of our EquiTrust Life

FBL Financial Group, Inc.	March 31, 2005

independent distribution channel. Reinsurance assumed and other premiums collected decreased during 2005 due to the suspension of our coinsurance agreement (the coinsurance agreement) with American Equity Investment Life Insurance Company (American Equity) effective August 1, 2004.

Net income applicable to common stock increased 30.6% in the first quarter of 2005 to $17.2 million. Net income applicable to common stock for the 2005 period was positively impacted by growth in the volume of business in force, increased spreads earned on our universal life and individual traditional annuity products and an increase in realized gains on investments. These items are partially offset by a decrease in equity income and an increase in our effective tax rate.

The spreads earned on our universal life and individual traditional annuity products are as follows:

	Three months ended March 31,
	2005	2004
Weighted average yield on cash and invested assets	6.34%	6.34%
Weighted average interest crediting rate/index cost	3.98	4.02

Spread	2.36%	2.32%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. The weighted average crediting rate/index cost and spread are computed including the impact of the amortization of deferred sales inducements. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits through the purchase of options and minimum guaranteed interest credited on the index business. See the “Segment Information” section that follows for a discussion of our spreads.

Premiums and product charges are as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$23,768	$22,019
Traditional life insurance premiums	33,333	33,734
Accident and health premiums	20	74

Total	$57,121	$55,827

Premiums and product charges increased 2.3% in the 2005 period to $57.1 million. The increase in interest sensitive and index product charges is driven principally by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. Cost of insurance charges increased due to aging of the business in force. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. Traditional life insurance premiums decreased due primarily to an increase in traditional life insurance premiums ceded partially offset by an increase in sales of term and whole life products by our exclusive agency force.

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 15.8% in the 2005 period to $114.1 million due primarily to an increase in average invested assets. Average invested assets in the 2005 period increased 14.8% to $7,304.0 million (based on securities at amortized cost) due principally to net premium inflows from Farm Bureau Life and EquiTrust Life. The annualized yield earned on average invested assets increased to 6.40% in the first quarter of 2005 from 6.34% in the respective 2004 period. Market conditions in the first quarter of 2005 and the full year 2004 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. We recorded $0.9 million in net investment income during the first quarter of 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. Fee income from bond calls and mortgage loan prepayments totaled $0.6 million in the first quarter of 2005 compared to less than $0.1 million in the respective 2004 period. For the first quarter, net investment income includes ($0.3) million in 2005 and ($0.1) million in 2004, representing a reversal of net discount

FBL Financial Group, Inc.	March 31, 2005

accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative income (loss) is as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$2,875	$8,351
Change in the difference between fair value and remaining option cost at beginning and end of period	(5,911)	(775)
Cost of money for call options	(9,237)	(4,628)

	(12,273)	2,948
Other	(127)	1,264

Total	$(12,400)	$4,212

The decrease in gains received at expiration is attributable to less appreciation in the underlying equity market indices on which our options are based partially offset by the impact of growth in the volume of index annuities in force. The changes in the difference between the fair value of the call options and the remaining option costs for 2005 are caused primarily by the general change in the S&P 500 Index (upon which the majority of our options are based). For the first quarter of 2005, the S&P 500 Index decreased on a point-to-point basis by 2.6%, compared to a point-to-point increase of 1.3% for the 2004 period. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Approximately $1.0 million of other derivative income for the 2004 period is attributable to appreciation in the conversion feature of one convertible fixed maturity security. Derivative income (loss) will fluctuate based on market conditions.

Realized gains (losses) on investments are as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$2,275	$2,333
Losses on sales	(1,863)	(410)
Losses due to impairments	–	(1,859)

Total	$412	$64

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses at March 31, 2005 and December 31, 2004.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;
•	business prospects;

FBL Financial Group, Inc.	March 31, 2005

•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of the unrealized loss;
•	length of time the security has been in an unrealized loss position; and
•	our intent and ability to hold the security.

If we determine that an unrealized loss is other than temporary, the security is written down to its fair value at the time of impairment, with the difference between amortized cost and fair value recognized as a realized loss. We did not have any investment impairments during the first quarter of 2005. Details regarding our significant investment impairment for the three months ended March 31, 2004, including the circumstances requiring the write down, are summarized in the following table:

			Impact on Other
General Description	Impairment Loss	Circumstance	Material Investments
	(Dollars in
	thousands)
Textile manufacturer	$1,632	In March, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales.	Credit specific issues with no impact on other material investments.

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

Interest sensitive and index product benefits are as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$47,463	$43,137
Index credits	3,144	10,128
Change in value of embedded derivative	(6,700)	(1,042)
Amortization of deferred sales inducements	2,356	1,533
Interest sensitive death benefits	9,295	9,514

Total	$55,558	$63,270

Interest sensitive and index product benefits decreased 12.2% in the first quarter of 2005 to $55.6 million primarily due to decreases in index product benefits and interest sensitive death benefits partially offset by the impact of an increase in the volume of annuity business in force. Interest credited increased due primarily to growth in the volume of annuity business in force, partially offset by decreases in interest crediting rates on many of our products during 2004 and 2005. The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.79% for the 2005 period and 3.87% for the 2004 period. The decreases in interest crediting rates were made in response to declining yields on the investment portfolios backing these products. The decreases in index credits are due primarily to less appreciation in the underlying equity market indices on which our options are based, partially offset by the impact of an increase in the volume of index annuities in force. The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. Interest sensitive death benefits decreased 2.3% to $9.3 million for the first quarter of 2005. Interest sensitive and index product benefits can tend to fluctuate from period to period primarily as a result of changes in mortality

FBL Financial Group, Inc.	March 31, 2005

experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.

Traditional life insurance and accident and health policy benefits are as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$20,771	$21,825
Increase in traditional life and accident and health future policy benefits	8,250	6,732
Distributions to participating policyholders	6,164	6,723

Total	$35,185	$35,280

Traditional life insurance and accident and health policy benefits decreased 0.3% in the 2005 period to $35.2 million. In the first quarter of 2005, traditional life insurance surrenders decreased 7.1% to $7.4 million and traditional life insurance death benefits decreased 3.2% to $12.1 million. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates in response to a declining investment portfolio yield on the investments backing these products. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, acquisition and insurance expenses are as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,663	$3,653
Amortization of deferred policy acquisition costs	14,131	13,697
Amortization of value of insurance in force acquired	753	811
Other underwriting, acquisition and insurance expenses, net of deferrals	19,921	20,198

Total	$38,468	$38,359

Underwriting, acquisition and insurance expenses increased 0.3% in the first quarter of 2005 to $38.5 million. Amortization of deferred policy acquisition costs increased due primarily to an increase in the volume of business in force. Other underwriting, acquisition and insurance expenses decreased in the 2005 period partially due to a $0.7 million decrease in losses on sales of fixed assets, a $0.4 million decrease in advertising expense, a $0.3 million decrease in depreciation and service contracts and a $0.3 million decrease in consulting expenses. These decreases were partially offset by a $1.1 million increase in salaries and employee benefits and other expense increases associated with our growing business.

Interest expense totaled $3.3 million in the first quarter of 2005 compared to $2.0 million in the 2004 period. This increase is due principally to the issuance of $75.0 million of 5.85% Senior Notes in April 2004.

Income taxes increased 39.5% in the 2005 period to $9.4 million. The effective tax rate for the first quarter of 2005 was 34.8% compared to 34.1% for 2004 period. The increase in the effective tax rate for the quarter is primarily due to an increase in state income taxes.

Equity income (loss), net of related income taxes, totaled ($0.3) million for the first quarter of 2005 and $0.3 million for the first quarter of 2004. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and

FBL Financial Group, Inc.	March 31, 2005

success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures. See the “Other Assets” section following for additional information regarding the composition of our equity investees.

Segment Information

We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) Traditional Annuity – Exclusive Distribution (“Exclusive Annuity”), (2) Traditional Annuity – Independent Distribution (“Independent Annuity”), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment. Our segment results for 2004 have been refined to reflect a change in the composition of our reportable segments. Prior to the fourth quarter of 2004, amounts now reported in the Exclusive Annuity segment and the Independent Annuity segment were reported together in a single Traditional Annuity segment. This change was made to better reflect how the business is managed and has no impact on our consolidated financial statements for any period reported.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives. Prior to 2005, operating income included the changes in net unrealized gains and losses on derivatives that were not designated as hedges. The operating results for 2004 and 2003 have been modified to conform to the 2005 presentation. See Note 5 to the consolidated financial statements for a summary of the impact of these changes for 2004 and 2003. The impact of realized gains and losses on investments and unrealized gains and losses on derivatives includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses.

We use operating income, in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, call options relating to our index business are generally one year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results.

Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity – $41.9 million; Independent Annuity – $19.8 million; Traditional and Universal Life Insurance – ($69.4) million; Variable – ($12.5) million and Corporate and Other – $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment for the first quarter of 2005 are impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the quarter is as follows: Exclusive Annuity – $0.7 million; Independent Annuity – $0.3 million; Traditional and Universal Life Insurance – ($1.1) million; Variable – ($0.2) million and Corporate and Other – $0.3 million.

Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $1.0 million of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal Life and Variable segments. The impact on the Exclusive Annuity and

FBL Financial Group, Inc.	March 31, 2005

Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.

A reconciliation of net income to pre-tax operating income (loss) and a summary of pre-tax operating income (loss) by segment follows.

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Net income	$17,205	$13,182

Realized losses (gains) on investments	(412)	(64)
Change in net unrealized gains/losses on derivatives	204	(1,090)
Change in amortization of:
Deferred policy acquisition costs	(326)	333
Deferred sales inducements	(6)	22
Value of insurance in force acquired	(15)	47
Unearned revenue reserve	1	(2)
Income tax offset	194	264

Realized and unrealized losses (gains), net of offsets	(360)	(490)

Income taxes on operating income	9,041	6,593

Pre-tax operating income	$25,886	$19,285

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$8,774	$6,248
Traditional Annuity – Independent Distribution	5,141	4,212
Traditional and Universal Life Insurance	12,813	12,403
Variable	535	(765)
Corporate and Other	(1,377)	(2,813)

	$25,886	$19,285

A discussion of our operating results, by segment, follows.

Traditional Annuity – Exclusive Distribution Segment

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$184	$231
Net investment income	35,707	32,339

	35,891	32,570
Benefits and expenses	27,117	26,322

Pre-tax operating income	$8,774	$6,248

Other data
Annuity premiums collected, direct	$48,323	$57,787
Policy liabilities and accruals, end of period	2,159,656	1,976,750

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.53%	6.36%
Weighted average interest crediting rate	4.21%	4.64%

Spread	2.32%	1.72%

Individual traditional annuity withdrawal rate	3.2%	3.8%

FBL Financial Group, Inc.	March 31, 2005

Pre-tax operating income for the Exclusive Annuity segment increased 40.4% in the 2005 period to $8.8 million. Revenues, benefits and expenses increased in 2005 primarily due to growth in the volume of business in force. Net investment income was positively impacted by an increase in investments due to the change in allocation of capital discussed above and a decrease in our cash position and increased investment in corporate bonds. These factors are partially offset by the impact of a decline in overall market interest rates during 2004. Net investment income includes less than $0.1 million in the 2005 period and ($0.2) million in the 2004 period in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. The increase in benefits and expenses is due to growth in the volume of business in force partially offset by the impact of reductions in interest crediting rates. Premiums collected decreased 16.4% in the first quarter of 2005 to $48.3 million due primarily to the impact of a rising interest rate environment and increased popularity of variable annuities.

The increase in the weighted average yield on cash and invested assets is primarily attributable to the items affecting investment income noted above. We reduced the crediting rates on most of our annuity products in 2004 in response to declines in the yield on investments backing these products. Interest crediting rates were 4.10% on our primary annuity contracts as of March 31, 2005 and 4.35% as of March 31, 2004. The decrease in the weighted average crediting rate for 2005 is also partially attributable to a decrease in the cost of the interest rate swaps backing a portion of our flexible premium deferred annuity contracts.

Traditional Annuity – Independent Distribution Segment

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$2,668	$1,474
Net investment income	36,712	28,273
Derivative income (loss)	(6,347)	3,589

	33,033	33,336
Benefits and expenses	27,892	29,124

Pre-tax operating income	$5,141	$4,212

Other data
Annuity premiums collected, independent channel	$185,339	$15,233
Annuity premiums collected, assumed	2,358	72,435
Policy liabilities and accruals, end of period	2,875,353	2,126,041

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.07%	6.16%
Weighted average interest crediting rate/index cost	3.72%	3.44%

Spread	2.35%	2.72%

Individual traditional annuity withdrawal rate	5.2%	4.1%

Pre-tax operating income for the Independent Annuity segment increased 22.1% in the 2005 period to $5.1 million. This increase is due to growth in the volume of business in force partially offset by decreases in individual deferred annuity spreads. The increase in interest sensitive and index product charges is due to an increase in surrender charges. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows partially offset by the decline in our investment yield. Net investment income is also positively impacted by the change in allocation of equity discussed above. Net investment income includes ($0.2) million in the first quarter of 2005, and $0.1 million in the first quarter of 2004 in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. The decrease in derivative income is due to a $5.5 million decrease in gains received at expiration attributable to less appreciation in the underlying equity market indices on which our options are based and a $4.6 million increase in the cost of money for call options due primarily to the impact of growth in the volume of index annuities in force. Benefits and expenses decreased due to a $7.0 million decrease in index credits partially offset by increases in other benefits and expenses due to growth in the volume of business in force. Direct premiums

FBL Financial Group, Inc.	March 31, 2005

collected increased to $185.3 million in the 2005 period compared to $15.2 million in the 2004 period due to the continued growth of our EquiTrust Life independent distribution. Reinsurance assumed premiums collected decreased during 2005 due to the suspension of our coinsurance agreement with American Equity effective August 1, 2004.

The decrease in the weighted average yield on cash and invested assets is primarily the result of the impact of the decline in market interest rates during 2004. Our spread earned for the 2005 period was primarily impacted by changes in spreads for index annuities assumed under the coinsurance agreement, which is driven by option costs and fluctuations in the minimum guarantees credited to the contracts.

Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,965	$11,094
Traditional life insurance premiums	33,333	33,734
Net investment income	35,172	33,622

	79,470	78,450
Benefits and expenses	66,657	66,047

Pre-tax operating income	$12,813	$12,403

Other data
Life premiums collected, net of reinsurance	$46,893	$47,246
Policy liabilities and accruals, end of period	2,070,242	2,038,653
Direct life insurance in force, end of period (in millions)	26,944	25,450

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.87%	6.74%
Weighted average interest crediting rate	4.52%	4.64%

Spread	2.35%	2.10%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 3.3% in the 2005 period to $12.8 million. This increase is primarily due to an increase in spreads earned on interest sensitive products. Net investment income was positively impacted by a decrease in our cash position and increased investment in corporate bonds. Net investment income also includes $0.6 million in the first quarter of 2005 compared to ($0.1) million in the first quarter of 2004 in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. These factors are partially offset by a decrease in investments due to the change in allocation of equity discussed above. Benefits and expenses for the 2005 period increased 0.9% to $66.7 million due primarily to an increase in interest sensitive death benefits. In addition, operating expenses increased $0.7 million for the 2005 period, the cause of which is estimated to be attributable to the change in allocation of indirect expenses discussed above. These increases were offset by decreases in traditional life insurance benefits and amortization of deferred policy acquisition costs. In the first quarter of 2005, interest sensitive death benefits increased 16.6% to $6.4 million and traditional death benefits decreased 3.2% to $12.1 million.

The increase in the weighted average yield on invested assets is the result of the decrease in our cash position and the increase in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities for the 2005 period. The decrease in the average crediting rate is due to a 20 point basis point decrease in the crediting rate on our primary universal life product in September 2004.

FBL Financial Group, Inc.	March 31, 2005

Variable Segment

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$9,952	$9,218
Net investment income	3,607	3,354
Other income	236	280

	13,795	12,852
Benefits and expenses	13,260	13,617

Pre-tax operating income (loss)	$535	$(765)

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$39,650	$33,531
Policy liabilities and accruals, end of period	240,020	224,341
Separate account assets, end of period	554,398	481,950
Direct life insurance in force, end of period (in millions)	7,341	7,208

Revenues increased 7.3% in the 2005 period to $13.8 million. Mortality and expense fee income increased 18.8% to $1.6 million in the first quarter of 2005 due to growth in separate account assets. Benefits and expenses decreased 2.6% to $13.3 million in the first quarter of 2005 due primarily to a decrease in death benefits partially offset by a $0.4 million increase in operating expenses for the 2005 period, the cause of which is estimated to be attributable to the change in allocation of indirect expenses during 2005 as discussed above. Death benefits in excess of related account values on variable universal life policies decreased to $2.6 million in the 2005 period from $3.7 million in the 2004 period.

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

Corporate and Other Segment

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Accident and health insurance premiums	$20	$74
Net investment income	2,908	958
Other income	4,733	4,421

	7,661	5,453
Interest expense	3,295	2,033
Benefits and other expenses	5,247	6,562

	(881)	(3,142)
Minority interest	(98)	(63)
Equity income (loss), before tax	(398)	392

Pre-tax operating loss	$(1,377)	$(2,813)

Pre-tax operating loss decreased 51.0% to ($1.4) million, primarily due to an increase in net investment income. We recorded $0.9 million in net investment income during the first quarter of 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. Net investment income was also positively impacted by an increase in investments due to our Senior Note offering in April 2004 and the change in allocation of capital discussed above. In the first quarter of 2005, interest expense increased due primarily to $1.1 million of interest expense on our Senior Notes. Benefits and other expenses were impacted by a $1.2 million decrease in operating expenses for the 2005 period, the cause of which is estimated to be attributable to the change in method of allocating indirect expenses among the segments.

FBL Financial Group, Inc.	March 31, 2005

Pending Accounting Changes

In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (“Statement”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. The issuance of this guidance was delayed during the fourth quarter of 2004, with additional discussion of this issue by the FASB planned for 2005. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently follow the prospective method under Statement No. 123, which we adopted effective January 1, 2003. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. The expense is generally recognized ratably over the five-year vesting period without regard to when an employee becomes eligible for retirement and immediate vesting. We expect we will adopt the modified-prospective-transition method upon the adoption of Statement No. 123(R). Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. Under Statement No. 123(R), expense is recognized over the shorter of the five-year vesting schedule or the period ending when the employee becomes eligible for retirement.

We currently use the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. While we cannot estimate what these amounts will be in the future as they are dependent on unknown factors, such as the timing of employee stock option exercises, the amount of operating cash flows previously recognized for such excess tax deductions for the first quarter totaled $0.3 million for 2005 and $1.3 million for 2004. We intend to adopt Statement No. 123(R) effective January 1, 2006. While we have not calculated the impact of adopting Statement No. 123(R), the adoption is not expected to have a material impact on our consolidated financial statements.

Financial Condition

Investments

Our total investment portfolio increased 1.7% to $7,626.0 million at March 31, 2004 compared to $7,501.7 million at December 31, 2004. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities. This increase was partially offset by a $69.8 million decrease in net unrealized appreciation of fixed maturity securities classified as available for sale due principally to the impact of an increase in market interest rates during the first quarter of 2005.

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

FBL Financial Group, Inc.	March 31, 2005

Our investment portfolio is summarized in the table below:

	March 31, 2005		December 31, 2004
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities:
Public	$5,302,897	69.5%	$5,304,217	70.7%
144A private placement	876,300	11.5	859,022	11.5
Private placement	302,731	4.0	295,969	3.9

Total fixed maturities	6,481,928	85.0	6,459,208	86.1
Equity securities	82,301	1.1	71,163	0.9
Mortgage loans on real estate	785,725	10.3	740,874	9.9
Derivative instruments	20,033	0.3	15,536	0.2
Investment real estate:
Acquired for debt	655	–	655	–
Investment	9,093	0.1	8,786	0.1
Policy loans	176,883	2.3	176,613	2.4
Other long-term investments	1,300	–	1,300	–
Short-term investments	68,089	0.9	27,545	0.4

Total investments	$7,626,007	100.0%	$7,501,680	100.0%

As of March 31, 2005, 95.5% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2005, the investment in non-investment grade debt was 4.5% of fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our fixed maturity securities, by internal industry classification, as of March 31, 2005 and December 31, 2004 is as follows:

FBL Financial Group, Inc.	March 31, 2005

	March 31, 2005
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Banking	$1,063,094	$757,354	$54,993	$305,740	$(5,946)
Manufacturing	598,073	435,427	29,683	162,646	(5,220)
Mining	284,302	242,100	15,979	42,202	(1,068)
Retail trade	102,912	72,245	5,863	30,667	(676)
Services	90,164	66,725	3,999	23,439	(790)
Transportation	144,588	111,863	8,128	32,725	(986)
Public utilities	213,562	144,732	9,645	68,830	(1,295)
Private utilities and related sectors	364,084	294,395	22,110	69,689	(1,144)
Other	134,991	113,313	6,465	21,678	(373)

Total corporate securities	2,995,770	2,238,154	156,865	757,616	(17,498)
Mortgage and asset-backed securities	2,493,765	1,739,209	42,704	754,556	(12,541)
United States Government and agencies	591,978	241,174	7,291	350,804	(6,950)
State, municipal and other governments	400,415	298,376	11,624	102,039	(1,718)

Total	$6,481,928	$4,516,913	$218,484	$1,965,015	$(38,707)

	December 31, 2004
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Banking	$961,532	$792,754	$62,415	$168,778	$(2,606)
Manufacturing	579,558	510,767	36,695	68,791	(823)
Mining	272,779	249,969	17,197	22,810	(500)
Retail trade	102,115	84,636	7,013	17,479	(496)
Services	92,296	79,265	5,037	13,031	(277)
Transportation	154,905	126,495	11,262	28,410	(521)
Public utilities	180,654	151,237	11,583	29,417	(688)
Private utilities and related sectors	374,394	341,478	27,266	32,916	(446)
Other	149,327	146,366	8,825	2,961	(22)

Total corporate securities	2,867,560	2,482,967	187,293	384,593	(6,379)
Mortgage and asset-backed securities	2,622,616	2,283,916	65,839	338,700	(7,488)
United States Government and agencies	636,254	363,924	6,983	272,330	(7,714)
State, municipal and other governments	332,778	256,435	11,954	76,343	(873)

Total	$6,459,208	$5,387,242	$272,069	$1,071,966	$(22,454)

FBL Financial Group, Inc.	March 31, 2005

The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of fixed maturity securities.

NAIC		March 31, 2005		December 31, 2004
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,452,443	68.7%	$4,525,974	70.1%
2	BBB	1,734,794	26.8	1,646,518	25.5

	Total investment grade	6,187,237	95.5	6,172,492	95.6
3	BB	242,401	3.7	233,318	3.6
4	B	45,928	0.7	45,873	0.7
5	CCC, CC, C	6,342	0.1	7,506	0.1
6	In or near default	20	–	19	–

	Total below investment grade	294,691	4.5	286,716	4.4

	Total fixed maturities	$6,481,928	100.0%	$6,459,208	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

The following tables set forth the composition by credit quality of the fixed maturity securities with gross unrealized losses.

		March 31, 2005
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$1,385,450	70.5%	$(24,989)	64.6%
2	BBB	496,788	25.3	(11,724)	30.2

	Total investment grade	1,882,238	95.8	(36,713)	94.8
3	BB	66,851	3.4	(1,700)	4.4
4	B	15,215	0.8	(254)	0.7
5	CCC, CC, C	711	–	–	–
6	In or near default	–	–	(40)	0.1

	Total below investment grade	82,777	4.2	(1,994)	5.2

	Total	$1,965,015	100.0%	$(38,707)	100.0%

		December 31, 2004
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$786,630	73.4%	$(17,714)	78.9%
2	BBB	232,750	21.7	(3,596)	16.0

	Total investment grade	1,019,380	95.1	(21,310)	94.9
3	BB	37,000	3.5	(601)	2.7
4	B	15,586	1.4	(503)	2.2
5	CCC, CC, C	–	–	–	–
6	In or near default	–	–	(40)	0.2

	Total below investment grade	52,586	4.9	(1,144)	5.1

	Total	$1,071,966	100.0%	$(22,454)	100.0%

FBL Financial Group, Inc.	March 31, 2005

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	March 31, 2005
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	118	$809,667	$(11,619)	$798,048
Greater than three months to six months	86	506,184	(12,463)	493,721
Greater than six months to nine months	19	77,323	(1,625)	75,698
Greater than nine months to twelve months	29	377,752	(4,009)	373,743
Greater than twelve months	21	232,796	(8,991)	223,805

Total		$2,003,722	$(38,707)	$1,965,015

	December 31, 2004
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	104	$612,150	$(8,449)	$603,701
Greater than three months to six months	18	83,877	(851)	83,026
Greater than six months to nine months	16	73,817	(843)	72,974
Greater than nine months to twelve months	12	59,419	(846)	58,573
Greater than twelve months	20	265,157	(11,465)	253,692

Total		$1,094,420	$(22,454)	$1,071,966

The scheduled maturity dates for fixed maturity securities in an unrealized loss position are as follows:

	March 31, 2005		December 31, 2004
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$9,896	$(78)	$10,184	$(53)
Due after one year through five years	142,016	(2,145)	111,883	(815)
Due after five years through ten years	438,858	(8,837)	167,370	(2,091)
Due after ten years	619,689	(15,106)	443,829	(12,007)

	1,210,459	(26,166)	733,266	(14,966)
Mortgage and asset-backed securities	754,556	(12,541)	338,700	(7,488)

Total	$1,965,015	(38,707)	$1,071,966	$(22,454)

Included in the above table are 320 securities from 204 issuers at March 31, 2005 and 169 securities from 130 issuers at December 31, 2004. These increases are primarily due to increases in market interest rates between December 31, 2004 and March 31, 2005. Approximately 94.8% at March 31, 2005 and 94.9% at December 31, 2004 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 5.2% at March 31, 2005 and 5.1% at December 31, 2004 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;

FBL Financial Group, Inc.	March 31, 2005

•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of the unrealized loss;
•	length of time the security has been in an unrealized loss position; and
•	our intent and ability to hold the security.

We believe the issuers of the securities in an unrealized loss position will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.0 million at March 31, 2005. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $2.4 million at March 31, 2005. The $2.4 million unrealized loss from one issuer relates to four different securities that are backed by different pools of residential mortgage loans. All four securities are rated investment grade and the largest unrealized loss on any one security totaled $1.2 million at March 31, 2005.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $0.5 million at December 31, 2004. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $2.2 million at December 31, 2004. The $2.2 million unrealized loss from one issuer relates to four different securities that are backed by different pools of residential mortgage loans. All four securities are rated investment grade and the largest unrealized loss on any one security totaled $1.5 million at December 31, 2004.

The carrying value and estimated market value of our portfolio of fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2005		December 31, 2004
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$79,012	$79,903	$76,875	$78,273
Due after one year through five years	422,819	439,302	460,638	484,626
Due after five years through ten years	984,505	1,012,485	909,744	956,174
Due after ten years	2,281,749	2,378,460	2,127,608	2,238,332

	3,768,085	3,910,150	3,574,865	3,757,405
Mortgage and asset-backed securities	2,463,602	2,493,765	2,564,265	2,622,616
Redeemable preferred stocks	70,464	78,013	70,463	79,187

Total	$6,302,151	$6,481,928	$6,209,593	$6,459,208

Mortgage and other asset-backed securities comprised 38.5% at March 31, 2005 and 40.6% at December 31, 2004 of our total fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. During the first quarter of 2005, we reduced our allocation of assets to mortgage and other asset-backed securities to reduce our exposure to unwanted changes in the duration of our investment portfolio with changes in market interest rates.

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

FBL Financial Group, Inc.	March 31, 2005

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

	March 31, 2005
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,470,688	$1,497,974	$1,490,908	23.0%
Pass through	167,842	167,098	168,805	2.6
Planned and targeted amortization class	310,338	314,147	311,075	4.8
Other	124,329	125,657	124,079	1.9

Total residential mortgage-backed securities	2,073,197	2,104,876	2,094,867	32.3
Commercial mortgage-backed securities	274,599	270,416	282,058	4.4
Other asset-backed securities	115,806	115,633	116,840	1.8

Total mortgage and asset-backed securities	$2,463,602	$2,490,925	$2,493,765	38.5%

	December 31, 2004
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,571,151	$1,598,937	$1,606,055	24.9%
Pass through	311,556	315,371	315,516	4.9
Planned and targeted amortization class	180,900	180,095	184,206	2.8
Other	145,362	146,732	145,617	2.3

Total residential mortgage-backed securities	2,208,969	2,241,135	2,251,394	34.9
Commercial mortgage-backed securities	261,153	256,877	274,180	4.2
Other asset-backed securities	94,143	93,917	97,042	1.5

Total mortgage and asset-backed securities	$2,564,265	$2,591,929	$2,622,616	40.6%

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

FBL Financial Group, Inc.	March 31, 2005

Equity securities totaled $82.3 million at March 31, 2005 and $71.2 million at December 31, 2004. Gross unrealized gains totaled $27.1 million and gross unrealized losses totaled $0.1 million at March 31, 2005. At December 31, 2004, gross unrealized gains totaled $15.9 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in American Equity Investment Life Holding Company which totaled $70.6 million at March 31, 2005 and $59.5 million at December 31, 2004.

Mortgage loans totaled $785.7 million at March 31, 2005 and $740.9 million at December 31, 2004. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at March 31, 2005 and December 31, 2004. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	March 31, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$309,786	39.4%	$314,985	42.5%
Retail	272,746	34.7	233,785	31.6
Industrial	192,697	24.5	181,395	24.5
Other	10,496	1.4	10,709	1.4

Total	$785,725	100.0%	$740,874	100.0%

	March 31, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Pacific	$164,522	20.9%	$154,704	20.9%
East North Central	155,014	19.7	156,417	21.1
South Atlantic	129,983	16.5	125,304	16.9
West North Central	119,217	15.2	94,305	12.7
Mountain	80,695	10.3	85,247	11.5
West South Central	70,359	9.0	65,635	8.9
Other	65,935	8.4	59,262	8.0

Total	$785,725	100.0%	$740,874	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 8.3 years at March 31, 2005 and 7.8 years at December 31, 2004. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 5.7 at March 31, 2005 and 5.8 at December 31, 2004.

Other Assets

Deferred policy acquisition costs increased 4.7% to $615.0 million and deferred sales inducements increased 19.8% to $93.9 million at March 31, 2005 due primarily to capitalization of costs incurred with new sales and the impact of the change in unrealized appreciation on fixed maturity securities. Assets held in separate accounts increased 0.4% to $554.4 million at March 31, 2005 due primarily to the transfer of net premiums to the separate accounts partially offset by depreciation in the value of investments.

FBL Financial Group, Inc.	March 31, 2005

The securities and indebtedness of related parties line on the consolidated balance sheet, which includes the investments that generate our equity income, is comprised of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Real estate investment partnerships (3 in 2005 and 2004)	$11,041	$11,680
Berthel Fisher and Company and affiliates	4,652	4,597
Investment partnerships (5 in 2005 and 2004)	1,287	1,197
Other	5,960	5,984

	22,940	23,458
Proportionate share of net unrealized investment losses of equity investees	(459)	(731)

Securities and indebtedness of related parties	$22,481	$22,727

At March 31, 2005, we had total assets of $9,270.0 million, a 1.9% increase from total assets at December 31, 2004.

Liabilities

Policy liabilities and accruals and other policyholders’ funds increased 2.9% to $7,412.8 million at March 31, 2005 primarily due to increases in the volume of business in force. Short-term debt increased due to the reclassification from long-term debt of the final redemption of our Series C preferred stock due January 3, 2006 ($46.3 million). Other liabilities decreased 9.9% to $109.1 million at March 31, 2005 due primarily to a decrease in payables for security purchases. At March 31, 2005, we had total liabilities of $8,447.1 million, a 2.2% increase from total liabilities at December 31, 2004.

Stockholders’ Equity

Stockholders’ equity decreased 1.2%, to $822.7 million at March 31, 2005, compared to $832.6 million at December 31, 2004. This decrease is principally attributable to the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by net income.

At March 31, 2005, common stockholders’ equity was $819.7 million, or $28.38 per share, compared to $829.6 million, or $28.87 per share at December 31, 2004. Included in stockholders’ equity per common share is $3.96 at March 31, 2005 and $4.91 at December 31, 2004 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $26.8 million during the first quarter of 2005, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

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

During the first quarter, we paid cash dividends on our common and preferred stock totaling $3.1 million in 2005 and $2.9 million in 2004. Interest payments on our debt totaled $1.8 million for the 2005 period and $1.4 million for the 2004 period. It is anticipated quarterly cash dividend requirements for the remainder of 2005 will be $0.105 per common and $0.0075 per Series B redeemable preferred share or approximately $9.3 million. In addition, interest payments on our debt, assuming no changes to the variable rate charged on our line of credit borrowings, are estimated to be $9.7 million for the remainder of 2005.

FBL Financial Group, Inc.	March 31, 2005

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

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2005, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $39.3 million and from EquiTrust Life is $23.8 million.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its debt for the remainder of 2005. In addition, it is anticipated that a combination of available cash and investments, additional borrowing and dividends from the Life Companies will be used to fund the repayment of borrowings on the line of credit which are due October 31, 2005 ($46.0 million) and the scheduled final redemption of the Series C preferred stock ($46.3 million) due on January 3, 2006.

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2005, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $66.7 million at March 31, 2005.

Insurance Operations

The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the first quarter of 2005, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.

For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $192.1 million in the three months ended March 31, 2005 and $131.0 million in the three months ended March 31, 2004. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.

We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current

FBL Financial Group, Inc.	March 31, 2005

level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2005, included $68.1 million of short-term investments, $17.2 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $1,108.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2004, we had contractual obligations totaling $10,444.2 million with payments due as follows: less than one year – $682.2 million, one-to-three years – $1,255.6 million, four-to-five years – $1,228.4 million and after five years – $7,278.0 million. There have been no material changes to our total contractual obligations since December 31, 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2004.

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

Our internal controls over financial reporting change from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued

FBL Financial Group, Inc.	March 31, 2005

effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2005, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2005.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit) (1)	Programs	Plans or Programs
January 1, 2005 through January 31, 2005	–	$–	Not applicable	Not applicable
February 1, 2005 through February 28, 2005	700	28.27	Not applicable	Not applicable
March 1, 2005 through March 31, 2005	–	–	Not applicable	Not applicable

Total	700	$28.27	Not applicable	Not applicable

(1)	Our 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	March 31, 2005

ITEM 6.  EXHIBITS

(a)	Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (H)
3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (H)
3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (H)
3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (H)
3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (H)
3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (H)
3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (H)
3(i)(h)	Letter Agreement dated as of January 31, 2005 between FBL Financial Group, Inc. and Kansas Farm Bureau waiving certain terms of Series C Preferred Stock (J)
3(ii)	Second Restated Bylaws, adopted May 14, 2004 (H)
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (H)
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

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (E)
4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (E)
4.5	Credit Agreement and related Schedules and Exhibits dated as of December 18, 2003 between FBL Financial Group, Inc. and LaSalle Bank National Association (F)
4.5(a)	Amendment No. 1 to Credit Agreement dated as of April 1, 2004 between FBL Financial Group, Inc. and LaSalle Bank National Association and Bankers Trust Company, N.A. (G)
4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)
4.7	Form of 5.85% Senior Note Due 2014 (G)
4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 14, 2003 (F) *
10.1(a)	Form of Stock Option Agreement, pursuant to the Amended and Restated FBL Financial Group, Inc. 1996 Class A Common Stock Compensation Plan (I) *
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)
10.10	Management Performance Plan (2005) sponsored by FBL Financial Group, Inc. *
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

FBL Financial Group, Inc.	March 31, 2005

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (I)
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3
Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost (D) *

99.4
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

99.5
Form of Restricted Stock Agreement, dated as of January 15, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (I) *

99.6
Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian *

*	exhibit relates to a compensatory plan for management or directors

Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917
(F)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(G)	Form S-4 filed on May 5, 2004, File No. 333-115197
(H)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(I)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(J)	Form 10-K for the period ended December 31, 2004, File No. 001-11917

FBL Financial Group, Inc.	March 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005

FBL FINANCIAL GROUP, INC.
By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)