Form 10-Q
period 2005-06-30
FBL FINANCIAL GROUP INC
filed 2005-08-09
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,783,750 shares of Class A common stock and 1,192,990 shares of Class B common stock as of August 3, 2005.

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
Assets
Investments:
Fixed maturities — available for sale, at market (amortized cost: 2005 - $6,542,520; 2004 - $6,209,593)	$6,862,955	$6,459,208
Fixed maturities — trading, at market (cost: 2005 - $15,006)	15,002	—
Equity securities — available for sale, at market (cost: 2005 - $55,001; 2004 - $55,359)	76,464	71,163
Mortgage loans on real estate	793,565	740,874
Derivative instruments	23,549	15,536
Investment real estate, less allowances for depreciation of $2,125 in 2005 and $2,016 in 2004	9,693	9,441
Policy loans	176,714	176,613
Other long-term investments	1,300	1,300
Short-term investments	58,040	27,545

Total investments	8,017,282	7,501,680

Cash and cash equivalents	36,031	27,957
Securities and indebtedness of related parties	21,714	22,727
Accrued investment income	75,420	68,314
Amounts receivable from affiliates	5,542	8,176
Reinsurance recoverable	117,759	119,631
Deferred policy acquisition costs	613,088	587,391
Deferred sales inducements	102,904	78,443
Value of insurance in force acquired	44,282	45,839
Property and equipment, less allowances for depreciation of $65,769 in 2005 and $62,456 in 2004	45,281	43,409
Goodwill	11,170	11,170
Other assets	36,966	33,970
Assets held in separate accounts	579,302	552,029

Total assets	$9,706,741	$9,100,736

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$5,890,332	$5,432,828
Traditional life insurance and accident and health products	1,188,089	1,167,432
Unearned revenue reserve	28,795	29,319
Other policy claims and benefits	20,608	21,394

	7,127,824	6,650,973
Other policyholders’ funds:
Supplementary contracts without life contingencies	381,139	370,341
Advance premiums and other deposits	172,179	166,988
Accrued dividends	11,294	12,639

	564,612	549,968

Amounts payable to affiliates	340	7,981
Short-term debt	91,476	46,000
Long-term debt	172,466	217,183
Current income taxes	12,061	3,803
Deferred income taxes	137,870	118,965
Other liabilities	118,289	121,032
Liabilities related to separate accounts	579,302	552,029

Total liabilities	8,804,240	8,267,934

Minority interest in subsidiaries	144	191

Stockholders’ equity:
Preferred stock, without par value, at liquidation value — authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value — authorized 88,500,000 shares, issued and outstanding 27,729,980 shares in 2005 and 27,541,867 shares in 2004	66,573	62,234
Class B common stock, without par value — authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,524
Accumulated other comprehensive income	177,277	141,240
Retained earnings	647,983	618,613

Total stockholders’ equity	902,357	832,611

Total liabilities and stockholders’ equity	$9,706,741	$9,100,736

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Interest sensitive and index product charges	$24,293	$22,301	$48,061	$44,320
Traditional life insurance premiums	36,915	34,738	70,248	68,472
Accident and health premiums	186	184	206	258
Net investment income	117,931	100,382	232,037	198,928
Derivative income (loss)	120	(2,059)	(12,280)	2,153
Realized/unrealized gains on investments	2,876	629	3,288	693
Other income	5,423	5,382	10,392	10,083

Total revenues	187,744	161,557	351,952	324,907
Benefits and expenses:
Interest sensitive and index product benefits	75,352	62,951	130,910	126,221
Traditional life insurance and accident and health benefits	23,166	21,057	43,937	42,882
Increase in traditional life and accident and health future policy benefits	10,408	10,819	18,658	17,551
Distributions to participating policyholders	5,678	6,108	11,842	12,831
Underwriting, acquisition and insurance expenses	37,038	36,179	75,506	74,538
Interest expense	3,375	2,965	6,670	4,998
Other expenses	4,784	4,532	9,550	9,230

Total benefits and expenses	159,801	144,611	297,073	288,251

	27,943	16,946	54,879	36,656
Income taxes	(9,829)	(4,187)	(19,203)	(10,907)

Minority interest in loss (earnings) of subsidiaries	(9)	21	(107)	(42)
Equity income (loss), net of related income taxes	190	233	(69)	488

Net income	18,295	13,013	35,500	26,195
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income applicable to common stock	$18,258	$12,976	$35,425	$26,120

Earnings per common share	$0.63	$0.45	$1.23	$0.92

Earnings per common share — assuming dilution	$0.62	$0.45	$1.21	$0.90

Cash dividends per common share	$0.105	$0.100	$0.210	$0.200

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders'
	Stock	Stock	Stock	Income	Earnings	Equity

Balance at January 1, 2004	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827
Comprehensive loss:
Net income for six months ended June 30, 2004	—	—	—	—	26,195	26,195
Change in net unrealized investment gains/losses	—	—	—	(49,779)	—	(49,779)

Total comprehensive loss						(23,584)
Net issuance of 468,234 shares of common stock under compensation and stock option plans, including related income tax benefit	—	8,865	—	—	—	8,865
Adjustment resulting from capital transactions of equity investee	—	13	2	—	—	15
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(5,719)	(5,719)

Balance at June 30, 2004	$3,000	$60,487	$7,524	$71,773	$584,545	$727,329

Balance at January 1, 2005	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611
Comprehensive income:
Net income for six months ended June 30, 2005	—	—	—	—	35,500	35,500
Change in net unrealized investment gains/losses	—	—	—	36,037	—	36,037

Total comprehensive income						71,537
Net issuance of 188,113 shares of common stock under compensation and stock option plans, including related income tax benefit	—	4,339	—	—	—	4,339
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(6,055)	(6,055)

Balance at June 30, 2005	$3,000	$66,573	$7,524	$177,277	$647,983	$902,357

Comprehensive income (loss) totaled $81.1 million in the second quarter of 2005 and ($91.9) million in the second quarter of 2004.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2005	2004
Operating activities
Net income	$35,500	$26,195
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding deferred sales inducements	106,899	105,718
Change in fair value of embedded derivatives	3,012	(1,218)
Charges for mortality and administration	(44,672)	(41,480)
Deferral of unearned revenues	512	467
Amortization of unearned revenue reserve	(983)	(809)
Provision for depreciation and amortization	4,239	368
Equity loss (income), net of related taxes	69	(488)
Realized/unrealized gains on investments	(3,288)	(693)
Increase in traditional life and accident and health benefit accruals, net of reinsurance	18,658	17,551
Policy acquisition costs deferred	(68,263)	(56,004)
Amortization of deferred policy acquisition costs	27,703	25,047
Amortization of deferred sales inducements	2,952	2,828
Net acquisition of fixed maturities — trading	(15,006)	—
Change in accrued investment income	(7,106)	(3,692)
Change in amounts receivable from/payable to affiliates	(5,007)	2,440
Change in reinsurance recoverable	3,843	(2,329)
Change in current income taxes	8,295	13,598
Provision for deferred income taxes	(499)	(905)
Other	(5,218)	4,201

Net cash provided by operating activities	61,640	90,795

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities — available for sale	556,067	724,426
Equity securities — available for sale	1,217	468
Mortgage loans on real estate	22,148	18,332
Derivative instruments	2,814	—
Investment real estate	—	3,319
Policy loans	18,751	19,448

	600,997	765,993
Acquisition of investments:
Fixed maturities — available for sale	(881,156)	(1,021,961)
Equity securities — available for sale	(429)	(464)
Mortgage loans on real estate	(74,799)	(69,718)
Derivative instruments	(11,364)	(2,472)
Investment real estate	(40)	(1,013)
Policy loans	(18,852)	(18,989)
Short-term investments — net	(30,495)	(13,944)

	(1,017,135)	(1,128,561)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2005	2004
Investing activities — continued
Proceeds from disposal, repayments of advances and other distributions from equity investees	$1,772	$891
Purchases of property and equipment	(9,391)	(16,355)
Disposal of property and equipment	1,296	5,248

Net cash used in investing activities	(422,461)	(372,784)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	668,308	533,930
Return of policyholder account balances on interest sensitive and index products	(297,018)	(225,855)
Proceeds from long-term debt	—	121,504
Repayment of short-term debt	—	(45,280)
Distributions related to minority interests — net	(154)	(43)
Issuance of common stock	3,889	7,321
Dividends paid	(6,130)	(5,794)

Net cash provided by financing activities	368,895	385,783

Increase in cash and cash equivalents	8,074	103,794
Cash and cash equivalents at beginning of period.	27,957	233,858

Cash and cash equivalents at end of period	$36,031	$337,652

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$5,761	$3,037
Income taxes	10,960	(3,329)
Non-cash operating activity:
Deferral of sales inducements	35,219	19,587
See accompanying notes

FBL Financial Group, Inc.	June 30, 2005
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005

1.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2004 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.
Investments
Fixed maturity securities that are purchased with the intent to sell within a short period of time are reported as held for trading. These securities are carried at fair value and unrealized gains and losses are reflected in the consolidated statements of income as a component of realized/unrealized gains (losses) on investments.
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently follow the prospective method under Statement No. 123, which we adopted effective January 1, 2003. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. The expense is generally recognized ratably over the five-year vesting period without regard to when an employee becomes eligible for retirement and immediate vesting. We expect we will adopt the modified-prospective-transition method upon the adoption of Statement No. 123(R). Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. Under Statement No. 123(R), expense is recognized over the shorter of the five-year vesting schedule or the period ending when the employee becomes eligible for retirement.
We currently use the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R). Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. While we cannot estimate what these amounts will be in the future as they are dependent on unknown factors, such as the timing of employee stock option exercises, the amount of operating cash flows previously recognized for such excess tax deductions for the second quarter totaled $0.1 million for 2005 and $0.2 million for 2004 and for the six months ended June 30 totaled $0.4 million for 2005 and $1.5 million for 2004. We intend to adopt Statement No. 123(R) effective January 1, 2006. While we have not calculated the impact of adopting Statement No. 123(R), the adoption is not expected to have a material impact on our consolidated financial statements.

FBL Financial Group, Inc.	June 30, 2005
The following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$18,295	$13,013	$35,500	$26,195
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	440	269	872	537
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(532)	(404)	(1,060)	(809)

Net income, pro forma	$18,203	$12,878	$35,312	$25,923

Earnings per common share, as reported	$0.63	$0.45	$1.23	$0.92

Earnings per common share, pro forma	$0.63	$0.45	$1.22	$0.91

Earnings per common share — assuming dilution, as reported	$0.62	$0.45	$1.21	$0.90

Earnings per common share — assuming dilution, pro forma	$0.62	$0.44	$1.20	$0.89

Income Taxes
The effective tax rate for the second quarter was 35.2% in 2005 and 24.7% in 2004 and for the six-month period was 35.0% in 2005 compared to 29.8% in 2004. The increase in the effective tax rate is attributable to a $1.6 million tax benefit recorded in the second quarter of 2004 relating to the reversal of a tax accrual. During the second quarter of 2004, based on events and analysis performed during the quarter, we determined that a tax accrual was no longer necessary and a related benefit totaling $1.6 million was recorded.
Reclassifications
Certain amounts in the 2004 consolidated statement of cash flows have been reclassified to conform to the 2005 financial statement presentation.

FBL Financial Group, Inc.	June 30, 2005

2.	Defined Benefit Plans
We participate with several affiliates in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements for the second quarter totaled $1.6 million for 2005 and 2004 and for the six months ended June 30 totaled $3.1 million for 2005 and $3.2 million for 2004. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service cost	$2,161	$1,942	$4,323	$3,885
Interest cost	3,409	3,342	6,818	6,684
Expected return on assets	(2,712)	(2,501)	(5,424)	(5,002)
Amortization of prior service cost	395	824	791	1,647
Amortization of actuarial loss	1,047	704	2,093	1,408

Net periodic pension cost — all employers	$4,300	$4,311	$8,601	$8,622

3.	Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At June 30, 2005, management is not aware of any claims for which a material loss is reasonably possible.
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
We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.7 million. Pool losses are capped at $7.6 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $2.7 million per event.
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

FBL Financial Group, Inc.	June 30, 2005

4.	Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Numerator:
Net income	$18,295	$13,013	$35,500	$26,195
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Numerator for earnings per common share-income available to common stockholders	$18,258	$12,976	$35,425	$26,120

Denominator:
Weighted average shares	28,820,591	28,582,129	28,776,672	28,475,730
Deferred common stock units related to directors compensation plan	28,903	22,958	27,924	22,338

Denominator for earnings per common share — weighted-average shares	28,849,494	28,605,087	28,804,596	28,498,068
Effect of dilutive securities — employee stock options	477,412	549,744	495,810	595,515

Denominator for diluted earnings per common share — adjusted weighted-average shares	29,326,906	29,154,831	29,300,406	29,093,583

Earnings per common share	$0.63	$0.45	$1.23	$0.92

Earnings per common share — assuming dilution	$0.62	$0.45	$1.21	$0.90

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the quarterly regular dividend.

5.	Segment Information
We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) Traditional Annuity — Exclusive Distribution (“Exclusive Annuity”), (2) Traditional Annuity — Independent Distribution (“Independent Annuity”), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment. Our segment results for 2004 have been refined to reflect a change in the composition of our reportable segments. Prior to the fourth quarter of 2004, amounts now reported in the Exclusive Annuity segment and the Independent Annuity segment were reported together in a single Traditional Annuity segment. This change was made to better reflect how the business is managed and has no impact on our consolidated financial statements for any period reported.
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives. Prior to 2005, operating

FBL Financial Group, Inc.	June 30, 2005
income included the changes in net unrealized gains and losses on derivatives that were not designated as hedges. The operating results for 2004 have been modified to conform to the 2005 presentation.
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, call options relating to our index business are generally one-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results.
Financial information concerning our operating segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Operating revenues:
Traditional Annuity — Exclusive Distribution	$37,396	$32,371	$73,287	$64,941
Traditional Annuity — Independent Distribution	39,454	30,969	72,487	64,305
Traditional and Universal Life	83,851	79,823	163,321	158,273
Variable	14,142	12,922	27,937	25,774
Corporate and Other	7,571	6,826	15,232	12,279

	182,414	162,911	352,264	325,572
Realized/unrealized gains on investments (A)	2,876	583	3,287	649
Change in net unrealized gains/losses on derivatives (A)	2,454	(1,937)	(3,599)	(1,314)

Consolidated revenues	$187,744	$161,557	$351,952	$324,907

Pre-tax operating income (loss):
Traditional Annuity — Exclusive Distribution	$9,536	$4,974	$18,310	$11,222
Traditional Annuity — Independent Distribution	5,848	2,350	10,989	6,562
Traditional and Universal Life	14,838	12,005	27,651	24,408
Variable	(818)	684	(283)	(81)
Corporate and Other	(1,102)	(1,900)	(2,479)	(4,713)

	28,302	18,113	54,188	37,398
Income taxes on operating income	(9,957)	(4,589)	(18,998)	(11,182)
Realized/unrealized gains on investments, net (A)	1,274	306	1,801	96
Change in net unrealized gains/losses on derivatives (A)	(1,324)	(817)	(1,491)	(117)

Consolidated net income	$18,295	$13,013	$35,500	$26,195

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to gains and losses on investments and derivatives.
Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity — $41.9 million; Independent Annuity — $19.8

FBL Financial Group, Inc.	June 30, 2005
million; Traditional and Universal Life Insurance — ($69.4) million; Variable — ($12.5) million and Corporate and Other — $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment for the 2005 periods are impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the second quarter is as follows: Exclusive Annuity — $0.6 million; Independent Annuity - $0.3 million; Traditional and Universal Life Insurance — ($1.1) million; Variable — ($0.1) million and Corporate and Other — $0.3 million. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the six-month period is as follows: Exclusive Annuity — $1.3 million; Independent Annuity — $0.6 million; Traditional and Universal Life Insurance — ($2.2) million; Variable — ($0.3) million and Corporate and Other — $0.6 million.
Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $1.0 million in the second quarter and $2.0 million in the six months ended June 30, 2005 of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal Life Insurance and Variable segments. The impact on the Exclusive Annuity and Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.
Our investment in equity method investees and the related equity income are attributable to the Corporate and Other segment. Goodwill at June 30, 2005 and December 31, 2004 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).
6.            Subsequent Event — Consolidation of Life Operations
In July 2005, we announced the closing of our life insurance processing unit in Manhattan, Kansas. As a result of the closure and some unrelated terminations, in the second half of 2005 we expect to record a one time pre-tax charge of approximately $2.3 million, related mainly to severance and early retirement benefits. As a result of efficiencies gained with these activities, we expect to achieve pre-tax annual savings of approximately $4.0 million.

FBL Financial Group, Inc.	June 30, 2005
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
Results of Operations for the Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Revenues	$187,744	$161,557	$351,952	$324,907
Benefits and expenses	159,801	144,611	297,073	288,251

	27,943	16,946	54,879	36,656
Income taxes	(9,829)	(4,187)	(19,203)	(10,907)
Minority interest and equity income (loss)	181	254	(176)	446

Net income	18,295	13,013	35,500	26,195
Less dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income applicable to common stock	$18,258	$12,976	$35,425	$26,120

Earnings per common share	$0.63	$0.45	$1.23	$0.92

Earnings per common share — assuming dilution	$0.62	$0.45	$1.21	$0.90

FBL Financial Group, Inc.	June 30, 2005

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity — Exclusive Distribution (1)	$51,503	$59,193	$99,826	$116,980
Traditional Annuity — Independent Distribution (1)	233,126	124,403	418,465	139,636
Traditional and Universal Life Insurance	45,950	44,497	89,385	88,046
Variable Annuity and Variable Universal Life (2)	45,609	38,350	85,259	71,881
Reinsurance assumed and other	5,537	103,332	11,424	179,605

Total	$381,725	$369,775	$704,359	$596,148

Direct life insurance in force, end of quarter (in millions)			$34,893	$32,637
Life insurance lapse rates			7.2	7.6
Withdrawal rates — individual traditional annuity:
Exclusive Distribution (1)			3.5	3.5
Independent Distribution (1)			5.2	4.3

(1)	The 2004 amounts reflect changes in the composition of our reportable product segments. See the “Segment Information” section that follows for additional discussion of these changes.

(2)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Total premiums collected increased 3.2% to $381.7 million in the second quarter of 2005 and 18.2% to $704.4 million in the six months ended June 30, 2005 due primarily to the continued growth of our EquiTrust Life independent distribution channel. Reinsurance assumed and other premiums collected decreased during 2005 due to the suspension of our coinsurance agreement (the coinsurance agreement) with American Equity Investment Life Insurance Company (American Equity) effective August 1, 2004.
Net income applicable to common stock increased 40.7% in the second quarter of 2005 to $18.3 million and 35.6% in the six months ended June 30, 2005 to $35.4 million. Net income applicable to common stock for the 2005 periods was positively impacted by growth in the volume of business in force, increased spreads earned on our universal life and individual traditional annuity products, increases in realized gains on investments and decreases in operating expenses. These increases to net income are partially offset by a decrease in equity income and increases in death benefits, our effective tax rate and the value of the embedded derivatives in our index annuities. In addition, amortization of deferred policy acquisition costs increased from changing assumptions in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements and unearned revenues.

FBL Financial Group, Inc.	June 30, 2005
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Six months ended June 30,
	2005	2004
Weighted average yield on cash and invested assets	6.29%	6.19%
Weighted average interest crediting rate/index cost	3.94	4.09

Spread	2.35%	2.10%

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
We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance and interest sensitive products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked in different quarters.
The impact of unlocking is as follows:

	Three and Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Amortization of deferred policy acquisition costs	$(850)	$425
Amortization of deferred sales inducements	79	—
Amortization of unearned revenues	11	—

Increase (decrease) to pre-tax income	$(760)	$425

Key assumption changes impacting the results by segment include changes to the assumptions regarding persistency experience, expense levels and spreads. See “Segment Information” following for details regarding the impact of unlocking on our segments.
Premiums and product charges are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Premiums and product charges:
Interest sensitive and index product charges	$24,293	$22,301	$48,061	$44,320
Traditional life insurance premiums	36,915	34,738	70,248	68,472
Accident and health premiums	186	184	206	258

Total	$61,394	$57,223	$118,515	$113,050

Premiums and product charges increased 7.3% in the second quarter of 2005 period to $61.4 million and 4.8% in the six months ended June 30, 2005 to $118.5 million. The increases in interest sensitive and index product charges are driven principally by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. Cost of insurance charges increased due to aging of the business in force. Mortality and expense fees increased due to an

FBL Financial Group, Inc.	June 30, 2005
increase in the separate account balances on which fees are based. Traditional life insurance premiums increased due primarily to increases in sales of term and whole life products by our exclusive agency force.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 17.5% in the second quarter of 2005 period to $117.9 million and 16.6% in the six months ended June 30, 2005 to $232.0 million due primarily to an increase in average invested assets. Average invested assets in the six-month period of 2005 increased 14.3% to $7,413.3 million (based on securities at amortized cost) due principally to net premium inflows from Farm Bureau Life and EquiTrust Life. The annualized yield earned on average invested assets increased to 6.36% in the six months ended June 30, 2005 from 6.23% in the respective 2004 period due primarily to increases in fee income. Market conditions in the first six months of 2005 and the full year of 2004 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $3.3 million in the six months ended June 30, 2005 compared to $0.5 million in the respective 2004 period. We recorded $0.9 million in net investment income during the first six months of 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. For the six months ended June 30, net investment income includes ($0.3) million in 2005 and ($0.5) million in 2004, representing a reversal of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition — Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.
Derivative income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$7,726	$5,637	$10,601	$13,988
Change in the difference between fair value and remaining option cost at beginning and end of period	2,469	(881)	(3,442)	(1,656)
Cost of money for call options	(10,175)	(5,790)	(19,412)	(10,418)

	20	(1,034)	(12,253)	1,914
Other	100	(1,025)	(27)	239

Total	$120	$(2,059)	$(12,280)	$2,153

The increase in gains received at expiration in the second quarter of 2005 is primarily attributable to the impact of growth in the volume of index annuities in force. The decrease in the gains received at expiration for the six months ended June 30, 2005 is attributable to less appreciation in the underlying equity market indices on which our options are based partially offset by the impact of growth in the volume of index annuities in force. The changes in the difference between the fair value of the call options and the remaining option costs for 2005 are caused primarily by the general change in the S&P 500 Index (upon which the majority of our options are based). For the second quarter of 2005, the S&P 500 Index increased on a point-to-point basis by 0.9%, compared to a point-to-point increase of 1.3% for the 2004 period. For the six months ended June 30, 2005, the S&P 500 Index decreased on a point to point basis by 1.7%, compared to a point-to-point increase of 2.6% for the 2004 period. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Approximately ($0.9) million of other derivative income (loss) for the second quarter of 2004 period is attributable

FBL Financial Group, Inc.	June 30, 2005
to a change in the value of the conversion feature of one convertible fixed maturity security. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$4,646	$4,463	$6,921	$6,796
Realized losses on sales	(34)	(404)	(1,897)	(814)
Realized losses due to impairments	(1,732)	(3,430)	(1,732)	(5,289)
Unrealized losses on trading securities	(4)	—	(4)	—

Total realized/unrealized gains	$2,876	$629	$3,288	$693

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition — Investments” for details regarding our unrealized gains and losses on available for sale securities at June 30, 2005 and December 31, 2004.
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss on an available for sale security is other than temporary, we review factors such as:
•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.

FBL Financial Group, Inc.	June 30, 2005
If we determine that an unrealized loss on an available for sale security is other than temporary, the security is written down to its fair value at the time of impairment, with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for the six months ended June 30, 2005 and 2004, including the circumstances requiring the write downs, are summarized in the following table:

			Impact on Other
General Description	Impairment Loss	Circumstance	Material Investments
	(Dollars in
	thousands)
Six months ended June 30, 2005:

Major United States automaker	$1,295	During the second quarter, adverse details regarding the financial status of the company became available.	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Six months ended June 30, 2004:

Major United States airline	$3,430	In June, the company was negotiating labor costs and we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Textile manufacturer	$1,632	In March, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales.	Credit specific issues with no impact on other material investments.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

FBL Financial Group, Inc.	June 30, 2005
Interest sensitive and index product benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$47,583	$41,933	$95,046	$85,070
Index credits	8,914	11,581	12,058	21,709
Change in value of embedded derivative	9,712	(177)	3,012	(1,219)
Amortization of deferred sales inducements	491	1,295	2,847	2,828
Interest sensitive death benefits	8,652	8,319	17,947	17,833

Total	$75,352	$62,951	$130,910	$126,221

Interest sensitive and index product benefits increased 19.7% in the second quarter of 2005 to $75.4 million and 3.7% in the six months ended June 30, 2005 to $130.9 million due to increases in the volume of annuity business in force and change in the value of embedded derivative on index annuity products, partially offset by a decrease in index credits. Interest credited increased due primarily to growth in the volume of annuity business in force, partially offset by decreases in interest crediting rates on many of our products during 2004 and 2005. The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.74% for the six-month period of 2005 and 3.94% for the respective 2004 period. The decreases in interest crediting rates were made in response to declining yields on the investment portfolios backing these products. The decreases in index credits are due primarily to less appreciation in the underlying equity market indices on which our options are based, partially offset by the impact of an increase in the volume of index annuities in force. The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. The increase in the value of the embedded derivatives in the second quarter of 2005 is due primarily to the impact of a decrease in the reserve discount rates, which are based on market interest rates. Interest sensitive death benefits increased 4.0% to $8.7 million for the three months ended June 30, 2005 and 0.6% to $17.9 million for the six months ended June 30, 2005. Interest sensitive and index product benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.
Traditional life insurance and accident and health policy benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$23,166	$21,057	$43,937	$42,882
Increase in traditional life and accident and health future policy benefits	10,408	10,819	18,658	17,551
Distributions to participating policyholders	5,678	6,108	11,842	12,831

Total	$39,252	$37,984	$74,437	$73,264

Traditional life insurance and accident and health policy benefits increased 3.3% in the second quarter of 2005 to $39.3 million and 1.6% in the six months ended June 30, 2005 to $74.4 million. Traditional life insurance death benefits increased 16.3% to $13.4 million and traditional life insurance surrenders increased 9.4% to $8.7 million in the second quarter of 2005. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates in response to a declining investment portfolio yield on the investments backing these products.

FBL Financial Group, Inc.	June 30, 2005
Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,466	$3,833	$7,129	$7,486
Amortization of deferred policy acquisition costs	13,572	11,350	27,703	25,047
Amortization of value of insurance in force acquired	886	1,105	1,639	1,916
Other underwriting, acquisition and insurance expenses, net of deferrals	19,114	19,891	39,035	40,089

Total	$37,038	$36,179	$75,506	$74,538

Underwriting, acquisition and insurance expenses increased 2.4% in the second quarter of 2005 to $37.0 million and 1.3% in the six months ended June 30, 2005 to $75.5 million. Commission expense decreased in the 2005 periods primarily due to an increase in commission allowances on reinsurance ceded. Amortization of deferred policy acquisition costs increased due primarily to an increase in the volume of business in force. Amortization of deferred acquisition costs also increased $0.9 million in the second quarter of 2005 compared to a decrease of $0.4 million in the 2004 period due to changes in assumptions used to calculate deferred policy acquisition costs. See “Net income applicable to common stock” for a discussion of these changes. Other underwriting, acquisition and insurance expenses decreased in the six months ended June 30, 2005 partially due to a $1.1 million decrease in outside data processing expenses for records imaging and consulting expenses, a $0.7 million decrease in losses on sales of fixed assets and a $0.6 million decrease in depreciation and amortization expenses. These decreases were partially offset by an increase in salaries and employee benefits and other expenses associated with our growing business.
Interest expense totaled $3.4 million in the second quarter of 2005 compared to $3.0 million in the 2004 period. Interest expense for the six-month periods totaled $6.7 million in 2005 and $5.0 million in 2004. Interest expense increased in the 2005 periods due to the issuance of $75.0 million of 5.85% Senior Notes in April 2004, and as a result of an increase in the variable rate on our line of credit.
Income taxes increased 134.8% in the 2005 period to $9.8 million and 76.1% in the six-month period of 2005 to $19.2 million. These increases are due primarily to increases in pre-tax income and to a tax accrual reversal totaling $1.6 million in the second quarter of 2004. Based on events and analysis performed, we determined that this tax accrual was no longer necessary. The effective tax rate for the six months ended June 30, 2005 was 35.0% compared to 34.2% for the 2004 period, excluding the impact of the tax accrual reversal. The increase in the effective tax rate for the 2005 period is primarily due to an increase in state income taxes.
Equity income (loss), net of related income taxes, totaled $0.2 million for the second quarter of 2005 and 2004 and ($0.1) million for the six-month period of 2005 compared to $0.5 million in the 2004 period. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

FBL Financial Group, Inc.	June 30, 2005
Segment Information
We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) Traditional Annuity — Exclusive Distribution (“Exclusive Annuity”), (2) Traditional Annuity — Independent Distribution (“Independent Annuity”), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment. Our segment results for 2004 have been refined to reflect a change in the composition of our reportable segments. Prior to the fourth quarter of 2004, amounts now reported in the Exclusive Annuity segment and the Independent Annuity segment were reported together in a single Traditional Annuity segment. This change was made to better reflect how the business is managed and has no impact on our consolidated financial statements for any period reported.
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives. Prior to 2005, operating income included the changes in net unrealized gains and losses on derivatives that were not designated as hedges. The operating results for 2004 have been modified to conform to the 2005 presentation. See Note 5 to the consolidated financial statements for a summary of the impact of these changes for 2004. The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses.
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, call options relating to our index business are generally one year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results.
Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity — $41.9 million; Independent Annuity — $19.8 million; Traditional and Universal Life Insurance — ($69.4) million; Variable — ($12.5) million and Corporate and Other — $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment for the 2005 periods are impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the second quarter is as follows: Exclusive Annuity — $0.6 million; Independent Annuity — $0.3 million; Traditional and Universal Life Insurance — ($1.1) million; Variable — ($0.1) million and Corporate and Other — $0.3 million. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the six-month period is as follows: Exclusive Annuity - $1.3 million; Independent Annuity — $0.6 million; Traditional and Universal Life Insurance — ($2.2) million; Variable — ($0.3) million and Corporate and Other — $0.6 million.
Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $1.0 million in the second quarter and $2.0 million in the six months ended June 30, 2005 of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal

FBL Financial Group, Inc.	June 30, 2005
Life and Variable segments. The impact on the Exclusive Annuity and Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.
A reconciliation of net income to pre-tax operating income (loss) and a summary of pre-tax operating income (loss) by segment follows.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net income	$18,295	$13,013	$35,500	$26,195

Realized/unrealized losses (gains) on investments	(2,876)	(629)	(3,288)	(693)
Change in net unrealized gains/losses on derivatives	7,259	1,565	7,463	475
Change in amortization of:
Deferred policy acquisition costs	(2,289)	(243)	(2,615)	90
Deferred sales inducements	(2,020)	(29)	(2,026)	(7)
Value of insurance in force acquired	2	78	(13)	125
Unearned revenue reserve	—	46	1	44
Income tax offset	(26)	(277)	168	(13)

Realized/unrealized losses (gains), net of offsets	50	511	(310)	21

Income taxes on operating income	9,957	4,589	18,998	11,182

Pre-tax operating income	$28,302	$18,113	$54,188	$37,398

Pre-tax operating income (loss) by segment:
Traditional Annuity — Exclusive Distribution	$9,536	$4,974	$18,310	$11,222
Traditional Annuity — Independent Distribution	5,848	2,350	10,989	6,562
Traditional and Universal Life	14,838	12,005	27,651	24,408
Variable	(818)	684	(283)	(81)
Corporate and Other	(1,102)	(1,900)	(2,479)	(4,713)

	$28,302	$18,113	$54,188	$37,398

FBL Financial Group, Inc.	June 30, 2005
A discussion of our operating results, by segment, follows.
Traditional Annuity — Exclusive Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$248	$198	$432	$429
Net investment income	37,148	32,173	72,855	64,512

	37,396	32,371	73,287	64,941
Benefits and expenses	27,860	27,397	54,977	53,719

Pre-tax operating income	$9,536	$4,974	$18,310	$11,222

Other data
Annuity premiums collected, direct	$51,503	$59,193	$99,826	$116,980
Policy liabilities and accruals, end of period			2,194,582	2,023,210

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.51%	6.22%
Weighted average interest crediting rate			4.20%	4.61%

Spread			2.31%	1.61%

Individual traditional annuity withdrawal rate			3.5%	3.5%

Pre-tax operating income for the Exclusive Annuity segment increased 91.7% in the second quarter of 2005 to $9.5 million and 63.2% in the six months ended June 30, 2005 to $18.3 million. Revenues, benefits and expenses increased in the 2005 periods primarily due to growth in the volume of business in force. Net investment income was positively impacted for the six months ended June 30, 2005 by an increase in investments due to the change in allocation of capital discussed above and a decrease in our cash position and increased investment in corporate bonds. In addition, net investment income includes $1.9 million in the six months ended June 30, 2005 and less than $0.1 million in the respective 2004 period in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. These factors are partially offset by the impact of a decline in overall market interest rates during 2004 and 2005. The increase in benefits and expenses in the 2005 periods is due to growth in the volume of business in force partially offset by the impact of reductions in interest crediting rates. Premiums collected decreased 14.7% in the six-month period of 2005 to $99.8 million due primarily to the impact of the interest rate environment and increased popularity of variable annuities and other competing financial instruments.
The increase in the weighted average yield on cash and invested assets is primarily attributable to the items affecting net investment income noted above. We reduced the crediting rates on most of our annuity products in 2004 in response to declines in the yield on investments backing these products. Interest crediting rates were 4.10% on our primary annuity contracts as of June 30, 2005 and 4.35% as of June 30, 2004. The decrease in the weighted average crediting rate for 2005 is also partially attributable to income from the interest rate swaps backing a portion of our flexible premium deferred annuity contracts.

FBL Financial Group, Inc.	June 30, 2005
Traditional Annuity — Independent Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$2,628	$1,818	$5,296	$3,292
Net investment income	39,160	29,273	75,872	57,546
Derivative income (loss)	(2,334)	(122)	(8,681)	3,467

	39,454	30,969	72,487	64,305
Benefits and expenses	33,606	28,619	61,498	57,743

Pre-tax operating income	$5,848	$2,350	$10,989	$6,562

Other data
Annuity premiums collected, independent channel	$233,126	$124,403	$418,465	$139,636
Annuity premiums collected, assumed	2,093	99,637	4,451	172,072
Policy liabilities and accruals, end of period			3,105,356	2,348,483

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.00%	5.98%
Weighted average interest crediting rate/index cost			3.65%	3.60%

Spread			2.35%	2.38%

Individual traditional annuity withdrawal rate			5.2%	4.3%

Pre-tax operating income for the Independent Annuity segment increased 148.9% in the second quarter of 2005 period to $5.8 million and 67.5% in the six months ended June 30, 2005 to $11.0 million. The increases in the 2005 periods are due principally to growth in the volume of business in force. The increase in interest sensitive and index product charges is due to an increase in surrender charges. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows. Net investment income is also positively impacted by the change in allocation of capital discussed above. Net investment income includes $0.2 million in the six months ended June 30, 2005 compared to ($0.1) million in the respective 2004 period in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. The decrease in derivative income for the six months ended June 30, 2005 is due to a $9.0 million increase in the cost of money for call options due primarily to the impact of growth in the volume of index annuities in force and a $3.2 million decrease in proceeds from option settlements due to less appreciation in the underlying equity market indices on which our options are based. Benefits and expenses for the six-month period increased due to growth in the volume of business in force, partially offset by a $9.7 million decrease in index credits. Direct premiums collected increased to $418.5 million in the six months ended June 30, 2005 compared to $139.6 million in the 2004 period due to the continued growth of our EquiTrust Life independent distribution. Reinsurance assumed premiums collected decreased during 2005 due to the suspension of our coinsurance agreement with American Equity effective August 1, 2004. Amortization of deferred policy acquisition costs and deferred sales inducements decreased $0.5 million in the second quarter of 2005 due to unlocking. See “Net income applicable to common stock” for a discussion of these changes.
The increase in the weighted average yield on invested assets is the result of the decrease in our cash position and the increase in fee income from bond calls, mortgage loan prepayments, consent fees and discount accretion on mortgage and asset-backed securities for the 2005 period. Our spread earned for the 2005 period was primarily impacted by changes in spreads for index annuities assumed under the coinsurance agreement, which is driven by option costs and fluctuations in the minimum guarantees credited to the contracts.

FBL Financial Group, Inc.	June 30, 2005
Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,235	$11,025	$22,200	$22,119
Traditional life insurance premiums	36,915	34,738	70,248	68,472
Net investment income	35,701	34,060	70,873	67,682

	83,851	79,823	163,321	158,273
Benefits and expenses	69,013	67,818	135,670	133,865

Pre-tax operating income	$14,838	$12,005	$27,651	$24,408

Other data
Life premiums collected, net of reinsurance	$49,354	$48,159	$96,247	$95,402
Policy liabilities and accruals, end of period			2,079,702	2,052,933
Direct life insurance in force, end of period (in millions)			27,508	25,395

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.79%	6.62%
Weighted average interest crediting rate			4.55%	4.58%

Spread			2.24%	2.04%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 23.6% in the second quarter of 2005 to $14.8 million and 13.3% in the six-month period to $27.7 million. These increases are primarily due to increases in the volume of business in force and spreads earned on interest sensitive products. Net investment income was positively impacted by a decrease in our cash position and increased investment in corporate bonds. Net investment income also includes $0.7 million in the six-month period of 2005 compared to $0.1 million in the 2004 period in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. These factors are partially offset by the impact of a decline in market interest rates and a decrease in investments due to the change in allocation of capital discussed above. Traditional life insurance premiums increased due primarily to an increase in sales of term and whole life products by our exclusive agency force. Benefits and expenses for the six-month period of 2005 increased 1.3% to $135.7 million due primarily to an increase in death benefits. For the six-month period of 2005, interest sensitive death benefits increased 12.1% to $11.6 million and traditional death benefits increased 6.2% to $25.5 million. In addition, operating expenses increased $0.7 million for the six-month period of 2005, the cause of which is estimated to be attributable to the change in allocation of indirect expenses discussed above, partially offset by a reduction in information technology expenses. Amortization of deferred policy acquisition costs increased $0.2 million in the second quarter of 2005 due to unlocking.
The increase in the weighted average yield on cash and invested assets is the result of the decrease in our cash position and the increase in fee income noted above. The decrease in the average crediting rate is due to a 20 point basis point decrease in the crediting rate on certain universal life products in September 2004.

FBL Financial Group, Inc.	June 30, 2005
Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$10,182	$9,306	$20,134	$18,524
Net investment income	3,732	3,380	7,339	6,734
Other income	228	236	464	516

	14,142	12,922	27,937	25,774
Benefits and expenses	14,960	12,238	28,220	25,855

Pre-tax operating income (loss)	$(818)	$684	$(283)	$(81)

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$45,609	$38,350	$85,259	$71,881
Policy liabilities and accruals, end of period			244,057	227,188
Separate account assets, end of period			579,302	500,976
Direct life insurance in force, end of period (in millions)			7,385	7,242
Revenues increased 9.4% in the second quarter of 2005 to $14.1 million and 8.4% in the six months ended June 30, 2005 to $27.9 million. Mortality and expense fee income increased 20.6% to $1.7 million in the second quarter of 2005 and 19.7% to $3.3 million in the six months ended June 30, 2005 due to growth in separate account assets. Net investment income includes $0.1 million in the six-month period of 2005 compared to ($0.1) million in the 2004 period in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. Benefits and expenses increased 22.2% to $15.0 million in the second quarter of 2005 and 9.1% to $28.2 million due primarily to an increase in amortization of deferred policy acquisition costs related to unlocking totaling $1.0 million in the second quarter of 2005 and an increase in operating expenses. Operating expenses increased $0.4 million in the 2005 quarter and $0.8 million for the six-month period, the cause of which is estimated to be attributable to the change in allocation of indirect expenses during 2005 as discussed above. Death benefits in excess of related account values on variable universal life policies decreased to $5.8 million in the six months ended June 30, 2005 from $6.7 million in the 2004 period. Premiums collected increased 18.6% to $85.3 million in the six months ended June 30, 2005 due to positive market conditions for our variable annuity products.
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

FBL Financial Group, Inc.	June 30, 2005
Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Accident and health insurance premiums	$186	$184	$206	$258
Net investment income	2,190	1,496	5,098	2,454
Other income	5,195	5,146	9,928	9,567

	7,571	6,826	15,232	12,279
Interest expense	3,375	2,965	6,670	4,998
Benefits and other expenses	5,581	6,140	10,828	12,702

	(1,385)	(2,279)	(2,266)	(5,421)
Minority interest	(9)	21	(107)	(42)
Equity income (loss), before tax	292	358	(106)	750

Pre-tax operating loss	$(1,102)	$(1,900)	$(2,479)	$(4,713)

Pre-tax operating loss decreased 42.0% in the second quarter of 2005 to $1.1 million and 47.4% in the six months ended June 30, 2005 to $2.5 million, primarily due to an increase in net investment income. We recorded $0.9 million in net investment income during the six-month period of 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. Net investment income was also positively impacted by an increase in investments due to our Senior Note offering in April 2004 and the change in allocation of capital discussed above. Interest expense increased in the 2005 periods due to the issuance of our Senior Notes and an increase in the variable rate on our line of credit. The change in method of allocating indirect expenses among the segments as discussed above caused a reduction in operating expenses totaling approximately $1.0 million in the second quarter of 2005 and $2.0 million in the six months ended June 30, 2005.
Subsequent Event — Consolidation of Life Operations
In July 2005, we announced the closing of our life insurance processing unit in Manhattan, Kansas. As a result of the closure and some unrelated terminations, in the second half of 2005 we expect to record a one time pre-tax charge of approximately $2.3 million, related mainly to severance and early retirement benefits. As a result of efficiencies gained with these activities, we expect to achieve pre-tax annual savings of approximately $4.0 million.
Pending Accounting Changes
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We currently follow the prospective method under Statement No. 123, which we adopted effective January 1, 2003. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. The expense is generally recognized ratably over the five-year vesting period without regard to when an employee becomes eligible for retirement and immediate vesting. We expect we will adopt the modified-prospective-transition method upon the adoption of Statement No. 123(R). Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. Under Statement No. 123(R), expense is recognized over the shorter of the five-year vesting schedule or the period ending when the employee becomes eligible for retirement.
We currently use the Black-Scholes-Merton option pricing model to estimate the value of employee stock options and expect to continue to use this acceptable option pricing model upon adoption of Statement No. 123(R).

FBL Financial Group, Inc.	June 30, 2005
Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow, as currently required. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. While we cannot estimate what these amounts will be in the future as they are dependent on unknown factors, such as the timing of employee stock option exercises, the amount of operating cash flows previously recognized for such excess tax deductions for the second quarter totaled $0.1 million for 2005 and $0.2 million for 2004 and for the six months ended June 30 totaled $0.4 million for 2005 and $1.5 million for 2004. We intend to adopt Statement No. 123(R) effective January 1, 2006. While we have not calculated the impact of adopting Statement No. 123(R), the adoption is not expected to have a material impact on our consolidated financial statements.
Financial Condition
Investments
Our total investment portfolio increased 6.9% to $8,017.3 million at June 30, 2005 compared to $7,501.7 million at December 31, 2004. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities. In addition, net unrealized appreciation of fixed maturity and equity securities classified as available for sale increased $76.5 million during 2005 to $341.9 million at June 30, 2005 due principally to the impact of a decline in market interest rates and appreciation of common stock investments.
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
Our investment portfolio is summarized in the table below:

	June 30, 2005		December 31, 2004
	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
Fixed maturities — available for sale:
Public	$5,587,801	69.7%	$5,304,217	70.7%
144A private placement	979,696	12.2	859,022	11.5
Private placement	295,458	3.7	295,969	3.9

Total fixed maturities — available for sale	6,862,955	85.6	6,459,208	86.1
Fixed maturities — trading	15,002	0.2	—	—
Equity securities	76,464	1.0	71,163	0.9
Mortgage loans on real estate	793,565	9.9	740,874	9.9
Derivative instruments	23,549	0.3	15,536	0.2
Investment real estate:
Acquired for debt	655	—	655	—
Investment	9,038	0.1	8,786	0.1
Policy loans	176,714	2.2	176,613	2.4
Other long-term investments	1,300	—	1,300	—
Short-term investments	58,040	0.7	27,545	0.4

Total investments	$8,017,282	100.0%	$7,501,680	100.0%

As of June 30, 2005, 95.4% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is

FBL Financial Group, Inc.	June 30, 2005
usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2005, the investment in non-investment grade debt was 4.6% of fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,192,951	$1,116,141	$76,198	$76,810	$(1,015)
Manufacturing	671,193	592,932	39,023	78,261	(3,131)
Mining	308,169	287,536	23,625	20,633	(180)
Retail trade	103,819	96,756	7,257	7,063	(4)
Services	100,135	88,675	5,271	11,460	(19)
Transportation	142,480	135,568	10,887	6,912	(386)
Public utilities	250,152	212,135	14,948	38,017	(137)
Private utilities and related sectors	390,276	361,497	29,087	28,779	(157)
Other	147,620	147,620	11,287	—	—

Total corporate securities	3,306,795	3,038,860	217,583	267,935	(5,029)
Mortgage and asset-backed securities	2,456,086	2,220,382	72,035	235,704	(3,323)
United States Government and agencies	607,012	505,483	12,025	101,529	(1,853)
State, municipal and other governments	493,062	486,641	29,023	6,421	(26)

Total	$6,862,955	$6,251,366	$330,666	$611,589	$(10,231)

FBL Financial Group, Inc.	June 30, 2005

	December 31, 2004
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$961,532	$792,754	$62,415	$168,778	$(2,606)
Manufacturing	579,558	510,767	36,695	68,791	(823)
Mining	272,779	249,969	17,197	22,810	(500)
Retail trade	102,115	84,636	7,013	17,479	(496)
Services	92,296	79,265	5,037	13,031	(277)
Transportation	154,905	126,495	11,262	28,410	(521)
Public utilities	180,654	151,237	11,583	29,417	(688)
Private utilities and related sectors	374,394	341,478	27,266	32,916	(446)
Other	149,327	146,366	8,825	2,961	(22)

Total corporate securities	2,867,560	2,482,967	187,293	384,593	(6,379)
Mortgage and asset-backed securities	2,622,616	2,283,916	65,839	338,700	(7,488)
United States Government and agencies	636,254	363,924	6,983	272,330	(7,714)
State, municipal and other governments	332,778	256,435	11,954	76,343	(873)

Total	$6,459,208	$5,387,242	$272,069	$1,071,966	$(22,454)

The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		June 30, 2005		December 31, 2004
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
			(Dollars in thousands)
1	AAA, AA, A	$4,602,539	67.1%	$4,525,974	70.1%
2	BBB	1,942,844	28.3	1,646,518	25.5

	Total investment grade	6,545,383	95.4	6,172,492	95.6
3	BB	255,668	3.7	233,318	3.6
4	B	52,864	0.8	45,873	0.7
5	CCC, CC, C	8,075	0.1	7,506	0.1
6	In or near default	965	—	19	—

	Total below investment grade	317,572	4.6	286,716	4.4

	Total fixed maturities — available for sale	$6,862,955	100.0%	$6,459,208	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	June 30, 2005
The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		June 30, 2005
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
			(Dollars in thousands)
1	AAA, AA, A	$381,487	62.4%	$(5,615)	54.9%
2	BBB	189,820	31.0	(3,254)	31.8

	Total investment grade	571,307	93.4	(8,869)	86.7
3	BB	29,105	4.8	(879)	8.6
4	B	11,177	1.8	(483)	4.7
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	—	—

	Total below investment grade	40,282	6.6	(1,362)	13.3

	Total	$611,589	100.0%	$(10,231)	100.0%

		December 31, 2004
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
			(Dollars in thousands)
1	AAA, AA, A	$786,630	73.4%	$(17,714)	78.9%
2	BBB	232,750	21.7	(3,596)	16.0

	Total investment grade	1,019,380	95.1	(21,310)	94.9
3	BB	37,000	3.5	(601)	2.7
4	B	15,586	1.4	(503)	2.2
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	(40)	0.2

	Total below investment grade	52,586	4.9	(1,144)	5.1

	Total	$1,071,966	100.0%	$(22,454)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	June 30, 2005
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	21	$83,043	$(761)	$82,282
Greater than three months to six months	23	110,154	(2,117)	108,037
Greater than six months to nine months	34	208,257	(3,283)	204,974
Greater than nine months to twelve months	7	32,355	(483)	31,872
Greater than twelve months	26	188,011	(3,587)	184,424

Total		$621,820	$(10,231)	$611,589

FBL Financial Group, Inc.	June 30, 2005

	December 31, 2004
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
		(Dollars in thousands)
Three months or less	104	$612,150	$(8,449)	$603,701
Greater than three months to six months	18	83,877	(851)	83,026
Greater than six months to nine months	16	73,817	(843)	72,974
Greater than nine months to twelve months	12	59,419	(846)	58,573
Greater than twelve months	20	265,157	(11,465)	253,692

Total		$1,094,420	$(22,454)	$1,071,966

The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	June 30, 2005		December 31, 2004
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)
Due in one year or less	$13,255	$(103)	$10,184	$(53)
Due after one year through five years	79,093	(935)	111,883	(815)
Due after five years through ten years	130,837	(3,727)	167,370	(2,091)
Due after ten years	152,700	(2,143)	443,829	(12,007)

	375,885	(6,908)	733,266	(14,966)
Mortgage and asset-backed securities	235,704	(3,323)	338,700	(7,488)

Total	$611,589	(10,231)	$1,071,966	$(22,454)

Included in the above table are 122 securities from 84 issuers at June 30, 2005 and 169 securities from 130 issuers at December 31, 2004. These decreases are primarily due to decreases in market interest rates between December 31, 2004 and June 30, 2005. Approximately 86.7% at June 30, 2005 and 94.9% at December 31, 2004 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 13.3% at June 30, 2005 and 5.1% at December 31, 2004 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss on an available-for-sale security is other than temporary, we review factors such as:
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
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $0.7 million at June 30, 2005. With respect to mortgage and asset-backed securities not backed by the

FBL Financial Group, Inc.	June 30, 2005
United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $0.9 million at June 30, 2005. The $0.9 million unrealized loss from one issuer relates to two different securities that are backed by different pools of residential mortgage loans. Both securities are rated investment grade and the largest unrealized loss on any one security totaled $0.8 million at June 30, 2005.
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
The carrying value and estimated market value of our portfolio of available-for-sale fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
		(Dollars in thousands)
Due in one year or less	$76,996	$77,544	$76,875	$78,273
Due after one year through five years	453,525	473,217	460,638	484,626
Due after five years through ten years	1,151,456	1,199,639	909,744	956,174
Due after ten years	2,390,748	2,564,819	2,127,608	2,238,332

	4,072,725	4,315,219	3,574,865	3,757,405
Mortgage and asset-backed securities	2,387,374	2,456,086	2,564,265	2,622,616
Redeemable preferred stocks	82,421	91,650	70,463	79,187

Total	$6,542,520	$6,862,955	$6,209,593	$6,459,208

Mortgage and other asset-backed securities comprised 35.8% at June 30, 2005 and 40.6% at December 31, 2004 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. During 2005, we reduced our allocation of assets to mortgage and other asset-backed securities to reduce our exposure to unwanted changes in the duration of our investment portfolio with changes in market interest rates.
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

FBL Financial Group, Inc.	June 30, 2005
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

	June 30, 2005
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
		(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,389,299	$1,415,888	$1,427,858	20.8%
Pass through	154,545	153,863	157,200	2.3
Planned and targeted amortization class	309,212	313,018	319,595	4.7
Other	116,362	117,568	118,717	1.7

Total residential mortgage-backed securities	1,969,418	2,000,337	2,023,370	29.5
Commercial mortgage-backed securities	263,087	259,116	275,647	4.0
Other asset-backed securities	154,869	154,747	157,069	2.3

Total mortgage and asset-backed securities	$2,387,374	$2,414,200	$2,456,086	35.8%

	December 31, 2004
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
		(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,571,151	$1,598,937	$1,606,055	24.9%
Pass through	311,556	315,371	315,516	4.9
Planned and targeted amortization class	180,900	180,095	184,206	2.8
Other	145,362	146,732	145,617	2.3

Total residential mortgage-backed securities	2,208,969	2,241,135	2,251,394	34.9
Commercial mortgage-backed securities	261,153	256,877	274,180	4.2
Other asset-backed securities	94,143	93,917	97,042	1.5

Total mortgage and asset-backed securities	$2,564,265	$2,591,929	$2,622,616	40.6%

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
Fixed maturity securities held for trading consist of $15.0 million of U.S. Treasury securities. These securities had an unrealized loss of less than $0.1 million at June 30, 2005.
Equity securities totaled $76.5 million at June 30, 2005 and $71.2 million at December 31, 2004. Gross unrealized gains totaled $21.7 million and gross unrealized losses totaled $0.2 million at June 30, 2005. At December 31,

FBL Financial Group, Inc.	June 30, 2005
2004, gross unrealized gains totaled $15.9 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in American Equity Investment Life Holding Company which totaled $65.6 million at June 30, 2005 and $59.5 million at December 31, 2004.
Mortgage loans totaled $793.6 million at June 30, 2005 and $740.9 million at December 31, 2004. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio at June 30, 2005. There were no mortgages more than 60 days delinquent at December 31, 2004. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	June 30, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
Office	$318,814	40.2%	$314,985	42.5%
Retail	275,706	34.7	233,785	31.6
Industrial	189,399	23.9	181,395	24.5
Other	9,646	1.2	10,709	1.4

Total	$793,565	100.0%	$740,874	100.0%

	June 30, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
Pacific	$162,459	20.5%	$154,704	20.9%
East North Central	161,591	20.3	156,417	21.1
South Atlantic	135,495	17.1	125,304	16.9
West North Central	119,561	15.1	94,305	12.7
Mountain	77,316	9.7	85,247	11.5
West South Central	72,014	9.1	65,635	8.9
Other	65,129	8.2	59,262	8.0

Total	$793,565	100.0%	$740,874	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 7.8 years at June 30, 2005 and December 31, 2004. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 5.4 at June 30, 2005 and 5.8 at December 31, 2004.
Other Assets
Deferred policy acquisition costs increased 4.4% to $613.1 million and deferred sales inducements increased 31.2% to $102.9 million at June 30, 2005 due to capitalization of costs incurred with new sales. Assets held in separate accounts increased 4.9% to $579.3 million at June 30, 2005 due primarily to the transfer of net premiums to the separate accounts. At June 30, 2005, we had total assets of $9,706.7 million, a 6.7% increase from total assets at December 31, 2004.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 6.8% to $7,692.4 million at June 30, 2005 primarily due to increases in the volume of business in force. Short-term debt increased due to the reclassification from long-term debt of the final redemption of our Series C preferred stock due January 3, 2006 ($46.3 million). At

FBL Financial Group, Inc.	June 30, 2005
June 30, 2005, we had total liabilities of $8,804.2 million, a 6.5% increase from total liabilities at December 31, 2004.
Stockholders’ Equity
Stockholders’ equity increased 8.4%, to $902.4 million at June 30, 2005, compared to $832.6 million at December 31, 2004. This increase is principally attributable to net income and the change in unrealized appreciation/depreciation on fixed maturity and equity securities, partially offset by dividends paid.
At June 30, 2005, common stockholders’ equity was $899.4 million, or $31.09 per share, compared to $829.6 million, or $28.87 per share at December 31, 2004. Included in stockholders’ equity per common share is $6.12 at June 30, 2005 and $4.91 at December 31, 2004 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives increased stockholders’ equity $36.0 million during the six months ended June 30, 2005, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.
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
We paid cash dividends on our common and preferred stock during the six-month period totaling $6.1 million in 2005 and $5.8 million in 2004. Interest payments on our debt totaled $5.8 million for the six months ended June 30, 2005 and $3.0 million for the 2004 period. It is anticipated quarterly cash dividend requirements for the remainder of 2005 will be $0.105 per common and $0.0075 per Series B redeemable preferred share or approximately $6.2 million. In addition, interest payments on our debt, assuming no changes to the variable rate charged on our line of credit borrowings, are estimated to be $5.7 million for the remainder of 2005.
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

FBL Financial Group, Inc.	June 30, 2005
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
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2005, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $42.6 million at June 30, 2005.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments and repayments of investment principal. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three- and six-month periods ended June 30, 2005, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $443.9 million in the six months ended June 30, 2005 and $393.7 million in the six months ended June 30, 2004. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2005, included $58.0 million of short-term investments, $36.0 million of cash (consisting primarily of securities purchased with a maturity of three months or less) and $1,118.5 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2004, we had contractual obligations totaling $10,444.2 million with payments due as follows: less than one year — $682.2 million, one-to-three years — $1,255.6 million, four-to-five years — $1,228.4 million and after five years — $7,278.0 million. There have been no material changes to our total contractual obligations since December 31, 2004.

FBL Financial Group, Inc.	June 30, 2005
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
Our internal controls over financial reporting change from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter and six months ended June 30, 2005, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FBL Financial Group, Inc.	June 30, 2005
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2005.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share	Plans or	Plans or
Period	Purchased (1)	(or Unit) (1)	Programs	Programs
April 1, 2005 through April 30, 2005	—	$—	Not applicable	Not applicable
May 1, 2005 through May 31, 2005	—	—	Not applicable	Not applicable
June 1, 2005 through June 30, 2005	1,600	27.79	Not applicable	Not applicable

Total	1,600	$27.79	Not applicable	Not applicable

(1)	Our 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company’s annual shareholders meeting was held on May 20, 2005.
(b) and (c) (i) Election of the following Class A directors to the Company’s Board of Directors:

	For	Withheld
Jerry L. Chicoine	36,375,160	1,726,370
John W. Creer	36,369,761	1,731,769
Tim H. Gill	36,371,533	1,729,997
Robert H. Hanson	36,369,618	1,731,912
Paul E. Larson	36,371,533	1,729,997
Edward W. Mehrer	36,370,146	1,731,384
William J. Oddy	36,115,202	1,986,328
John E. Walker	36,371,217	1,730,313
(ii)	Election of the following Class B directors to the Company’s Board of Directors:

	For	Withheld
Steve L. Baccus	1,192,890	100
O. Al Christopherson	1,192,890	100
Jerry C. Downin	1,192,890	100
Craig A. Lang	1,192,890	100
Frank S. Priestley	1,192,890	100

FBL Financial Group, Inc.	June 30, 2005
(iii)	Approval of performance terms of incentive compensation plans, including approval of material terms of the Management Performance Plan. Shareholders cast 37,958,092 votes for and 349,438 votes against the approval of these terms. There were 556,858 abstentions and no broker non-votes.

(iv)	Approval of the Executive Salary and Bonus Deferred Compensation Plan. Shareholders cast 35,854,036 votes for and 2,454,106 votes against the approval of this Plan. There were 556,244 abstentions and no broker non-votes.

(v)	Approval of an amendment to the 1996 Common Stock Compensation Plan. Shareholders cast 33,573,936 votes for and 5,160,077 votes against the amendment to the 1996 Common Stock Compensation Plan. There were 560,502 abstentions and no broker non-votes.

(vi)	Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2005. Shareholders cast 38,625,722 votes for and 652,302 votes against the appointment of Ernst & Young LLP. There were 16,444 abstentions and no broker non-votes.

FBL Financial Group, Inc.	June 30, 2005
ITEM 6. EXHIBITS
(a) Exhibits:
3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (H)

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (H)

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (H)

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (H)

3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (H)

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (H)

3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (H)

3(i)(h)	Letter Agreement dated as of January 31, 2005 between FBL Financial Group, Inc. and Kansas Farm Bureau waiving certain terms of Series C Preferred Stock (J)

3(ii)	Second Restated Bylaws, adopted May 14, 2004 (H)

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (H)

4.3	Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (E)

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (E)

4.5	Credit Agreement and related Schedules and Exhibits dated as of December 18, 2003 between FBL Financial Group, Inc. and LaSalle Bank National Association (F)

4.5(a)	Amendment No. 1 to Credit Agreement dated as of April 1, 2004 between FBL Financial Group, Inc. and LaSalle Bank National Association and Bankers Trust Company, N.A. (G)

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)

4.7	Form of 5.85% Senior Note Due 2014 (G)

4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (I)

4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (I)

10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 20, 2005 *

10.1(a)	Form of Stock Option Agreement, pursuant to the Amended and Restated FBL Financial Group, Inc. 1996 Class A Common Stock Compensation Plan (I) *

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation and the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (K)

10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 *

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)

FBL Financial Group, Inc.	June 30, 2005
10.10	Management Performance Plan (2005) sponsored by FBL Financial Group, Inc. (K) *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)

10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (I)

10.18	Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost (D) *

10.19	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.20	Form of Restricted Stock Agreement, dated as of January 15, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (I) *

10.21	Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (K) *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
(H) Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(I) Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(J) Form 10-K for the period ended December 31, 2004, File No. 001-11917
(K) Form 10-Q for the period ended March 31, 2005, File No. 001-11917

FBL Financial Group, Inc.	June 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2005

FBL FINANCIAL GROUP, INC.
By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)