Form 10-Q
period 2005-09-30
FBL FINANCIAL GROUP INC
filed 2005-11-08
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-11917
FBL Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Iowa	42-1411715

(State of incorporation)	(I.R.S. Employer Identification No.)

5400 University Avenue, West Des Moines, Iowa	50266-5997

(Address of principal executive offices)	(Zip Code)
(515) 225-5400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,924,510 shares of Class A common stock and 1,192,990 shares of Class B common stock as of November 3, 2005.

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2005 - $6,823,799; 2004 - $6,209,593)	$6,990,787	$6,459,208
Fixed maturities – trading, at market (cost: 2005 - $15,005)	14,878	–
Equity securities – available for sale, at market (cost: 2005 - $55,001; 2004 - $55,359)	73,573	71,163
Mortgage loans on real estate	804,270	740,874
Derivative instruments	32,924	15,536
Investment real estate, less allowances for depreciation of $2,180 in 2005 and $2,016 in 2004	9,556	9,441
Policy loans	176,453	176,613
Other long-term investments	1,300	1,300
Short-term investments	43,441	27,545

Total investments	8,147,182	7,501,680

Cash and cash equivalents	10,711	27,957
Securities and indebtedness of related parties	22,551	22,727
Accrued investment income	85,791	68,314
Amounts receivable from affiliates	4,644	8,176
Reinsurance recoverable	112,829	119,631
Deferred policy acquisition costs	660,283	587,391
Deferred sales inducements	128,830	78,443
Value of insurance in force acquired	45,697	45,839
Property and equipment, less allowances for depreciation of $64,931 in 2005 and $62,456 in 2004	46,680	43,409
Current income taxes recoverable	737	–
Goodwill	11,170	11,170
Other assets	35,336	33,970
Assets held in separate accounts	614,514	552,029

Total assets	$9,926,955	$9,100,736

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$6,137,569	$5,432,828
Traditional life insurance and accident and health products	1,196,671	1,167,432
Unearned revenue reserve	29,342	29,319
Other policy claims and benefits	24,765	21,394

	7,388,347	6,650,973

Other policyholders’ funds:
Supplementary contracts without life contingencies	383,279	370,341
Advance premiums and other deposits	167,823	166,988
Accrued dividends	11,241	12,639

	562,343	549,968

Amounts payable to affiliates	2,293	7,981
Short-term debt	45,872	46,000
Long-term debt	218,456	217,183
Current income taxes	—	3,803
Deferred income taxes	100,097	118,965
Other liabilities	147,853	121,032
Liabilities related to separate accounts	614,514	552,029

Total liabilities	9,079,775	8,267,934

Minority interest in subsidiaries	160	191

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 27,919,483 shares in 2005 and 27,541,867 shares in 2004	71,040	62,234
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,524
Accumulated other comprehensive income	103,540	141,240
Retained earnings	661,916	618,613

Total stockholders’ equity	847,020	832,611

Total liabilities and stockholders’ equity	$9,926,955	$9,100,736

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Interest sensitive and index product charges	$23,834	$22,437	$71,895	$66,757
Traditional life insurance premiums	31,649	31,337	101,897	99,809
Accident and health premiums	31	27	237	285
Net investment income	120,336	106,807	352,373	305,735
Derivative income (loss)	5,900	(8,463)	(6,380)	(6,310)
Realized/unrealized gains on investments	37	601	3,325	1,294
Other income	5,436	5,531	15,828	15,614

Total revenues	187,223	158,277	539,175	483,184
Benefits and expenses:
Interest sensitive and index product benefits	79,639	57,789	210,549	184,010
Traditional life insurance and accident and health benefits	20,714	20,519	64,651	63,401
Increase in traditional life and accident and health future policy benefits	8,244	8,567	26,902	26,118
Distributions to participating policyholders	5,393	5,845	17,235	18,676
Underwriting, acquisition and insurance expenses	40,040	36,434	115,546	110,972
Interest expense	3,427	3,171	10,097	8,169
Other expenses	5,466	4,548	15,016	13,778

Total benefits and expenses	162,923	136,873	459,996	425,124

	24,300	21,404	79,179	58,060
Income taxes	(7,901)	(7,414)	(27,104)	(18,321)

Minority interest in earnings of subsidiaries	(24)	(26)	(131)	(68)
Equity income, net of related income taxes	644	487	575	975

Net income	17,019	14,451	52,519	40,646
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$16,982	$14,414	$52,407	$40,534

Earnings per common share	$0.59	$0.50	$1.82	$1.42

Earnings per common share – assuming dilution	$0.58	$0.49	$1.79	$1.39

Cash dividends per common share	$0.105	$0.100	$0.315	$0.300

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income	Earnings	Equity

Balance at January 1, 2004	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827
Comprehensive income:
Net income for nine months ended September 30, 2004	–	–	–	–	40,646	40,646
Change in net unrealized investment gains/losses	–	–	–	15,761	–	15,761

Total comprehensive income						56,407
Net issuance of 497,930 shares of common stock under compensation and stock option plans, including related income tax benefit	–	9,623	–	–	–	9,623
Adjustment resulting from capital transactions of equity investee	–	13	2	–	–	15
Dividends on preferred stock	–	–	–	–	(112)	(112)
Dividends on common stock	–	–	–	–	(8,586)	(8,586)

Balance at September 30, 2004	$3,000	$61,245	$7,524	$137,313	$596,092	$805,174

Balance at January 1, 2005	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611
Comprehensive income:
Net income for nine months ended September 30, 2005	–	–	–	–	52,519	52,519
Change in net unrealized investment gains/losses	–	–	–	(37,700)	–	(37,700)

Total comprehensive income						14,819
Net issuance of 377,616 shares of common stock under compensation and stock option plans, including related income tax benefit	–	8,806	–	–	–	8,806
Dividends on preferred stock	–	–	–	–	(112)	(112)
Dividends on common stock	–	–	–	–	(9,104)	(9,104)

Balance at September 30, 2005	$3,000	$71,040	$7,524	$103,540	$661,916	$847,020

Comprehensive income (loss) totaled ($56.7) million in the third quarter of 2005 and $80.0 million in the third quarter of 2004.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
Operating activities
Net income	$52,519	$40,646
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding deferred sales inducements	176,868	166,702
Change in fair value of embedded derivatives	(2,025)	(14,435)
Charges for mortality and administration	(67,033)	(62,530)
Deferral of unearned revenues	780	698
Amortization of unearned revenue reserve	(963)	(1,247)
Provision for depreciation and amortization	7,513	565
Equity income, net of related taxes	(575)	(975)
Realized/unrealized gains on investments	(3,325)	(1,294)
Increase in traditional life and accident and health benefit accruals, net of reinsurance	26,902	26,118
Policy acquisition costs deferred	(104,981)	(88,085)
Amortization of deferred policy acquisition costs	42,542	37,041
Amortization of deferred sales inducements	7,073	4,460
Net acquisition of fixed maturities – trading	(15,006)	–
Change in accrued investment income	(17,477)	(16,881)
Change in amounts receivable from/payable to affiliates	(2,156)	(310)
Change in reinsurance recoverable	9,072	13,605
Change in current income taxes	(4,849)	15,134
Provision for deferred income taxes	1,433	1,099
Other	(3,812)	5,232

Net cash provided by operating activities	102,500	125,543

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	707,082	1,066,430
Equity securities – available for sale	1,261	471
Mortgage loans on real estate	33,571	31,682
Derivative instruments	8,864	–
Investment real estate	–	3,939
Policy loans	27,713	28,169

	778,491	1,130,691

Acquisition of investments:
Fixed maturities – available for sale	(1,280,320)	(1,865,115)
Equity securities – available for sale	(429)	(464)
Mortgage loans on real estate	(96,922)	(116,106)
Derivative instruments	(22,986)	(5,602)
Investment real estate	(40)	(1,016)
Policy loans	(27,553)	(27,634)
Short-term investments – net	(15,896)	(25,313)

	(1,444,146)	(2,041,250)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions from equity investees	$1,867	$1,941
Purchases of property and equipment	(14,595)	(19,722)
Disposal of property and equipment	1,612	5,754

Net cash used in investing activities	(676,771)	(922,586)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,023,244	843,814
Return of policyholder account balances on interest sensitive and index products	(464,226)	(333,978)
Proceeds from long-term debt	–	121,504
Repayment of short-term debt	–	(45,280)
Distributions related to minority interests – net	(162)	(43)
Issuance of common stock	7,385	7,997
Dividends paid	(9,216)	(8,698)

Net cash provided by financing activities	557,025	585,316

Decrease in cash and cash equivalents	(17,246)	(211,727)
Cash and cash equivalents at beginning of period	27,957	233,858

Cash and cash equivalents at end of period	$10,711	$22,131

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,655	$4,679
Income taxes	29,101	464
Non-cash operating activity:
Deferral of sales inducements	54,371	35,703
Non-cash financing activity:
Reclassification of short-term debt to long-term debt upon refinancing	46,000	–
See accompanying notes

FBL Financial Group, Inc.	September 30, 2005
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
1.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2004 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgements and estimates and other information necessary to understand our financial position and results of operations.
Investments
Fixed maturity securities that are purchased with the intent to sell within a short period of time are reported as held for trading. These securities are carried at fair value and unrealized gains and losses are reflected in the consolidated statements of income as a component of realized/unrealized gains on investments.
Pending Accounting Changes and Stock-Based Compensation
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier application encouraged. The impact of adoption is not expected to be material as our current accounting policy for internal replacements substantially conforms to the guidance outlined in the SOP.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The stock option expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement. In addition, the impact of forfeitures is estimated and compensation expense is recognized only for those options expected to vest. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.
We currently follow the prospective method under Statement No. 123, which we adopted effective January 1, 2003. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. The expense is generally recognized ratably over our five-year vesting period without regard to when an

FBL Financial Group, Inc.	September 30, 2005
employee becomes eligible for retirement and immediate vesting. In addition, the impact of forfeitures is recognized when they occur and benefits of tax deductions in excess of recognized compensation cost are reported as an operating cash flow.
We expect to use the modified-prospective-transition method upon the adoption of Statement No. 123(R) effective January 1, 2006. Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. We are not able to estimate the impact of adopting Statement No. 123(R) for the future as it is dependent on unknown factors such as the amount of future stock option grants and forfeitures and the timing of employee stock option exercises. However, we estimate that if Statement No. 123(R) would have been adopted as of January 1, 2005, net income would have been decreased by $0.5 million ($0.02 per basic and diluted share) for the nine-month period ended September 30, 2005. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted share) relating to the change in accounting for forfeitures. The impact of adopting Statement No. 123(R) on operating and financing cash flows is not expected to be material since the cash flow from excess tax deductions for the nine months ended September 30 totaled $1.4 million for 2005 and $1.6 million for 2004.
While the paragraph above explains the impact of adopting Statement No. 123(R), the following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported	$17,019	$14,451	$52,519	$40,646
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	471	415	1,343	952
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(564)	(621)	(1,624)	(1,430)

Net income, pro forma	$16,926	$14,245	$52,238	$40,168

Earnings per common share, as reported	$0.59	$0.50	$1.82	$1.42

Earnings per common share, pro forma	$0.58	$0.50	$1.81	$1.40

Earnings per common share – assuming dilution, as reported	$0.58	$0.49	$1.79	$1.39

Earnings per common share – assuming dilution, pro forma	$0.57	$0.49	$1.78	$1.38

Impact of Unlocking
We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter.

FBL Financial Group, Inc.	September 30, 2005
The impact of unlocking on pre-tax income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Amortization of deferred policy acquisition costs	$2,582	$902	$1,732	$1,327
Amortization of deferred sales inducements	29	–	108	–
Amortization of unearned revenues	(408)	(33)	(397)	(33)

Increase to pre-tax income	$2,203	$869	$1,443	$1,294

Impact per common share (basic and diluted), net of tax	$0.05	$0.02	$0.03	$0.03

Comparison of underwriting, acquisition and insurance expenses is impacted by the unlocking effect on the amortization of deferred policy acquisition costs and comparison of interest sensitive and index product charges are impacted by the unlocking effect on the amortization of unearned revenues. The impact of unlocking on deferred policy acquisition costs in the third quarter of 2005 is due primarily to the impact of a change in the estimate of projected investment income on traditional participating life business and a general improvement in lapse and mortality assumptions on various lines of business. These items are partially offset by the impact of a change in our premium persistency assumption on our flexible premium deferred annuity business. The impact of unlocking on unearned revenues in the third quarter of 2005 is due primarily to improved mortality assumptions on universal life insurance business.
Income Taxes
The effective tax rate for the third quarter was 32.5% in 2005 compared to 34.6% in 2004 and for the nine-month period was 34.2% in 2005 compared to 31.6% in 2004. The decrease in the effective tax rate in the third quarter of 2005 is attributable to the reversal of a tax accrual totaling $0.5 million during the third quarter of 2005. The increase in the effective tax rate in the nine-month period of 2005 is primarily attributable to the reversal of a tax accrual totaling $1.6 million during the second quarter of 2004. Based on events and analysis performed during the respective quarters, we determined that these tax accruals were no longer necessary and related benefits totaling $0.5 million in 2005 and $1.6 million in 2004 were recorded.
Reclassifications
Certain amounts in the 2004 consolidated statement of cash flows have been reclassified to conform to the 2005 financial statement presentation.
Defined Benefit Plans
We participate with several affiliates in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements for the third quarter totaled $1.5 million for 2005 and $1.6 million for 2004 and for the nine months ended September 30 totaled $4.6 million for 2005 and $4.8 million for 2004. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Service cost	$2,162	$1,942	$6,485	$5,827
Interest cost	3,408	3,342	10,226	10,026
Expected return on assets	(2,712)	(2,501)	(8,136)	(7,503)
Amortization of prior service cost	396	823	1,187	2,470
Amortization of actuarial loss	1,046	705	3,139	2,113

Net periodic pension cost – all employers	$4,300	$4,311	$12,901	$12,933

FBL Financial Group, Inc.	September 30, 2005
2.	Credit Arrangements
We had a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. that was scheduled to mature on October 31, 2005. Debt outstanding on this line of credit totaled $46.0 million at September 30, 2005 and December 31, 2004. Interest on any borrowings accrued at a variable rate (4.57% at September 30, 2005 and 3.07% at December 31, 2004). In October 2005, we amended and restated this agreement to make it effective through October 2010. Under this new agreement, which has terms similar to the previous agreement, we are required to meet certain financial covenants. In addition, we are prohibited from incurring additional indebtedness in excess of $25.0 million while this line of credit is in effect.
3.	Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At September 30, 2005, management is not aware of any claims for which a material loss is reasonably possible.
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
In July 2005, we announced the closing of our life insurance processing unit in Manhattan, Kansas. As a result of the closure and some unrelated terminations, we accrued a pre-tax charge of $0.8 million as of September 30, 2005, relating primarily to severance benefits. These expenses are recorded in the underwriting, acquisition and insurance expense line of the consolidated statements of income. We also expect to record an additional pre-tax charge of $1.6 million in the fourth quarter of 2005 for early retirement benefits relating to the terminations. As a result of efficiencies gained with these activities, we expect to achieve pre-tax annual savings of approximately $4.0 million. These savings will begin to emerge during the fourth quarter of 2005.

FBL Financial Group, Inc.	September 30, 2005
5.	Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Numerator:
Net income	$17,019	$14,451	$52,519	$40,646
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Numerator for earnings per common share-income available to common stockholders	$16,982	$14,414	$52,407	$40,534

Denominator:
Weighted average shares	28,923,152	28,634,083	28,826,035	28,528,899
Deferred common stock units relating to deferred compensation plans	31,486	23,620	29,124	22,769

Denominator for earnings per common share – weighted-average shares	28,954,638	28,657,703	28,855,159	28,551,668
Effect of dilutive securities -stock based compensation	514,135	494,531	501,919	561,854

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,468,773	29,152,234	29,357,078	29,113,522

Earnings per common share	$0.59	$0.50	$1.82	$1.42

Earnings per common share – assuming dilution	$0.58	$0.49	$1.79	$1.39

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders is limited to the amount of the quarterly regular dividend.
6.	Segment Information
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

FBL Financial Group, Inc.	September 30, 2005
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
Financial information concerning our operating segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$37,510	$34,573	$110,797	$99,514
Traditional Annuity – Independent Distribution	54,119	38,268	126,606	102,573
Traditional and Universal Life	77,587	76,771	240,908	235,044
Variable	14,187	13,378	42,124	39,152
Corporate and Other	8,084	6,975	23,316	19,254

	191,487	169,965	543,751	495,537
Realized/unrealized gains on investments (A)	37	598	3,324	1,247
Change in net unrealized gains/losses on derivatives (A)	(4,301)	(12,286)	(7,900)	(13,600)

Consolidated revenues	$187,223	$158,277	$539,175	$483,184

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$6,938	$6,888	$25,248	$18,110
Traditional Annuity – Independent Distribution	5,634	2,887	16,623	9,449
Traditional and Universal Life	13,884	12,333	41,535	36,741
Variable	573	1,630	290	1,549
Corporate and Other	(521)	(1,357)	(3,000)	(6,070)

	26,508	22,381	80,696	59,779
Income taxes on operating income	(8,683)	(7,766)	(27,681)	(18,948)
Realized/unrealized gains (losses) on investments, net (A)	(6)	241	1,795	337
Change in net unrealized gains/losses on derivatives (A)	(800)	(405)	(2,291)	(522)

Consolidated net income	$17,019	$14,451	$52,519	$40,646

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to gains and losses on investments and derivatives.
For the third quarter of 2005, pre-tax income decreased $2.4 million in the Exclusive Annuity segment and increased $3.0 million in the Traditional and Universal Life segment and $1.6 million in the Variable segment due to the impact of unlocking discussed in Note 1 above. For the third quarter of 2004, pre-tax income decreased $0.6 million in the

FBL Financial Group, Inc.	September 30, 2005
Variable segment and increased $0.3 million in the Exclusive Annuity segment and $1.2 million in the Traditional and Universal Life segment due to the impact of unlocking.
Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity – $41.9 million; Independent Annuity – $19.8 million; Traditional and Universal Life Insurance – ($69.4) million; Variable – ($12.5) million and Corporate and Other – $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment for the 2005 periods are impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the third quarter is as follows: Exclusive Annuity – $0.7 million; Independent Annuity – $0.3 million; Traditional and Universal Life Insurance – ($1.1) million; Variable – ($0.2) million and Corporate and Other – $0.3 million. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the nine-month period is as follows: Exclusive Annuity – $2.0 million; Independent Annuity – $0.9 million; Traditional and Universal Life Insurance – ($3.3) million; Variable – ($0.5) million and Corporate and Other – $0.9 million.
Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $1.0 million in the third quarter and $3.0 million in the nine months ended September 30, 2005 of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal Life Insurance and Variable segments. The impact on the Exclusive Annuity and Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.
Our investment in equity method investees and the related equity income are attributable to the Corporate and Other segment. Goodwill at September 30, 2005 and December 31, 2004 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	September 30, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Cautionary Statement Regarding Forward Looking Information
This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:
•	Changes to interest rate levels and stock market performance may impact our lapse rates, market value of our investment portfolio and our ability to sell life insurance products, notwithstanding product features designed to mitigate the financial impact of such changes.

•	Little or no gains in the entire series of call options purchased over the life of index annuities could cause us to incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits, or potentially result in losses on these products.

•	Changes in federal and state income tax laws and regulations may affect the relative tax advantage of our products.

•	Breach of royalty agreements with state Farm Bureau federations could cause us to lose our rights to use the Farm Bureau and FB trade name and trademark in Farm Bureau Life’s trade area.

•	Impaired relations with Farm Bureau affiliated property-casualty companies in our trade area could cause us to lose the use of their agents for sale of Farm Bureau Life insurance products.

•	Competition from companies that may have greater financial resources, broader arrays of products and higher ratings may impair our ability to retain existing customers, attract new customers and maintain our profitability.

•	A downgrade in the financial strength ratings of our life insurance subsidiaries may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors and cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations.

•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Our ability to pay stockholder dividends and meet our obligations may be adversely affected by the limitations on dividends Iowa insurance laws impose on our life insurance subsidiaries.

FBL Financial Group, Inc.	September 30, 2005
Results of Operations for the Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands, except per share data)
Revenues	$187,223	$158,277	$539,175	$483,184
Benefits and expenses	162,923	136,873	459,996	425,124

	24,300	21,404	79,179	58,060
Income taxes	(7,901)	(7,414)	(27,104)	(18,321)
Minority interest and equity income	620	461	444	907

Net income	17,019	14,451	52,519	40,646
Less dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$16,982	$14,414	$52,407	$40,534

Earnings per common share	$0.59	$0.50	$1.82	$1.42

Earnings per common share – assuming dilution	$0.58	$0.49	$1.79	$1.39

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution (1)	$41,004	$59,795	$140,830	$176,775
Traditional Annuity – Independent Distribution (1)	243,191	172,998	661,656	312,634
Traditional and Universal Life Insurance	39,893	38,476	129,278	126,522
Variable Annuity and Variable Universal Life (2)	40,002	31,316	125,261	103,197
Reinsurance assumed and other	4,213	34,429	15,637	214,034

Total	$368,303	$337,014	$1,072,662	$933,162

Direct life insurance in force, end of quarter (in millions)			$35,367	$33,434
Life insurance lapse rates			7.1%	7.6%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution (1)			3.2%	3.1%
Independent Distribution (1)			5.1%	4.5%
(1)	The 2004 amounts reflect changes in the composition of our reportable product segments. See the “Segment Information” section that follows for additional discussion of these changes.

(2)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Total premiums collected increased 9.3% to $368.3 million in the third quarter of 2005 and 14.9% to $1,072.7 million in the nine months ended September 30, 2005 due primarily to the continued growth of our EquiTrust Life independent distribution channel. Reinsurance assumed and other premiums collected decreased during 2005 due to the suspension of our coinsurance agreement with American Equity Investment Life Insurance Company (American Equity) effective August 1, 2004.

FBL Financial Group, Inc.	September 30, 2005
Net income applicable to common stock increased 17.8% in the third quarter of 2005 to $17.0 million and 29.3% in the nine months ended September 30, 2005 to $52.4 million. Net income applicable to common stock for the 2005 periods was positively impacted by growth in the volume of business in force, increased spreads earned on our universal life and individual traditional annuity products and the impact of changing assumptions used in the amortization of deferred policy acquisition costs as discussed below. These items are partially offset by an increase in death benefits and a net decrease in the value of derivatives relating to our index annuities. The third quarter of 2005 benefited from an increase in equity income and a lower effective tax rate. Results for the nine-month periods are also impacted by an increase in realized/unrealized gains on investments to $3.3 million in 2005 from $1.3 million in 2004.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Nine months ended September 30,
	2005	2004
Weighted average yield on cash and invested assets	6.22%	6.18%
Weighted average interest crediting rate/index cost	3.88	4.08

Spread	2.34%	2.10%

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
We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked in different quarters.
The impact of unlocking is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Amortization of deferred policy acquisition costs	$2,582	$902	$1,732	$1,327
Amortization of deferred sales inducements	29	–	108	–
Amortization of unearned revenues	(408)	(33)	(397)	(33)

Increase to pre-tax income	$2,203	$869	$1,443	$1,294

Impact per common share (basic and diluted), net of tax	$0.05	$0.02	$0.03	$0.03

The impact of unlocking on deferred policy acquisition costs in the third quarter of 2005 is due primarily to the impact of a change in the estimate of projected investment income on traditional participating life business and a general improvement in lapse and mortality assumptions on various lines of business. These items are partially offset by the impact of a change in our premium persistency assumption on our flexible premium deferred annuity business. The impact of unlocking on unearned revenues in the third quarter of 2005 is due primarily to improved mortality assumptions on universal life insurance business.

FBL Financial Group, Inc.	September 30, 2005
Premiums and product charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$23,834	$22,437	$71,895	$66,757
Traditional life insurance premiums	31,649	31,337	101,897	99,809
Accident and health premiums	31	27	237	285

Total	$55,514	$53,801	$174,029	$166,851

Premiums and product charges increased 3.2% in the third quarter of 2005 to $55.5 million and 4.3% in the nine months ended September 30, 2005 to $174.0 million. The increases in interest sensitive and index product charges are driven by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. Cost of insurance charges increased due to aging of the business in force. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. These increases were offset by a decrease in amortization of unearned revenue reserve, a component of interest sensitive and index product charges, totaling $0.4 million in the third quarter of 2005 compared to a decrease of less than $0.1 million in the 2004 period due to changes in assumptions used to calculate unearned revenue reserves. See “Net income applicable to common stock” for a discussion of these changes. Traditional life insurance premiums increased due primarily to increases in sales of term and whole life products by our exclusive agency force.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 12.7% in the third quarter of 2005 to $120.3 million and 15.3% in the nine months ended September 30, 2005 to $352.4 million due primarily to an increase in average invested assets. Average invested assets in the nine-month period of 2005 increased 13.8% to $7,529.0 million (based on securities at amortized cost) due principally to net premium inflows from the Life Companies. The annualized yield earned on average invested assets increased to 6.29% in the nine months ended September 30, 2005 from 6.21% in the respective 2004 period due primarily to an increase in fee income. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $6.2 million in the nine months ended September 30, 2005 compared to $1.9 million in the respective 2004 period. In addition, we recorded $0.9 million in net investment income during the first nine months of 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. For the nine months ended September 30, net investment income includes ($0.5) million in 2005 and 2004, representing a reversal of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income. Market conditions in the first nine months of 2005 and the full year of 2004 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down.

FBL Financial Group, Inc.	September 30, 2005
Derivative income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$21,693	$10,517	$32,294	$24,505
Change in the difference between fair value and remaining option cost at beginning and end of period	(3,971)	(11,813)	(7,413)	(13,469)
Cost of money for call options	(11,628)	(7,397)	(31,040)	(17,815)

	6,094	(8,693)	(6,159)	(6,779)
Other	(194)	230	(221)	469

Total	$5,900	$(8,463)	$(6,380)	$(6,310)

The increase in gains received at expiration in the 2005 periods is primarily attributable to the impact of growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The changes in the difference between the fair value of the call options and the remaining option costs for 2005 are caused primarily by the general change in the S&P 500 Index (upon which the majority of our options are based). For the third quarter of 2005, the S&P 500 Index increased on a point-to-point basis by 3.1%, compared to a point-to-point decrease of 2.3% for the 2004 period. For the nine months ended September 30, 2005, the S&P 500 Index increased on a point to point basis by 1.4%, compared to a point-to-point increase of 0.2% for the 2004 period. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$683	$1,855	$7,604	$8,651
Realized losses on sales	(6)	(26)	(1,903)	(840)
Realized losses due to impairments	(517)	(1,228)	(2,249)	(6,517)
Unrealized losses on trading securities	(123)	–	(127)	–

Total	$37	$601	$3,325	$1,294

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2005 and December 31, 2004.
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss on an available-for-sale security is other than temporary, we review factors such as:

FBL Financial Group, Inc.	September 30, 2005
•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.
If we determine that an unrealized loss on an available-for-sale security is other than temporary, the security is written down to its fair value at the time of impairment, with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for the nine months ended September 30, 2005 and 2004, including the circumstances requiring the write downs, are summarized in the following table:

	Impairment		Impact on Other
General Description	Loss	Circumstance	Material Investments
	(Dollars in
	thousands)
Nine months ended September 30, 2005:

Major United States airline	$435	During the third quarter, additional adverse financial details regarding the company became available and the company filed for bankruptcy protection. We wrote this previously impaired issue down to the current market value on the bankruptcy date.	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States automaker	$1,295	During the second quarter, adverse details regarding the financial status of the company became available.	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

FBL Financial Group, Inc.	September 30, 2005

	Impairment		Impact on Other
General Description	Loss	Circumstance	Material Investments
	(Dollars in
	thousands)
Nine months ended September 30, 2004:

Major United States airline	$1,228	In September, the company was restructuring its lease obligations with lenders and negotiating labor costs. The company stated that if labor costs are not reduced, bankruptcy is probable.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$3,430	In June, the company was negotiating labor costs and we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Textile manufacturer	$1,632	In March, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales.	Credit specific issues with no impact on other material investments.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.
Interest sensitive and index product benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$48,261	$44,972	$143,307	$130,041
Index credits	21,436	16,388	33,494	38,097
Change in value of embedded derivative	(5,037)	(13,217)	(2,025)	(14,435)
Amortization of deferred sales inducements	4,088	1,632	6,935	4,460
Interest sensitive death benefits	10,891	8,014	28,838	25,847

Total	$79,639	$57,789	$210,549	$184,010

Interest sensitive and index product benefits increased 37.8% in the third quarter of 2005 to $79.6 million and 14.4% in the nine months ended September 30, 2005 to $210.5 million due to increases in the volume of annuity business in force and death benefits. In addition, index product benefits, including the change in value of embedded derivative, increased due to appreciation in the market indices supporting the products. Interest credited increased due primarily to growth in the volume of annuity business in force, partially offset by decreases in interest crediting rates on many of our products during 2004 and 2005. The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales

FBL Financial Group, Inc.	September 30, 2005
inducements, was 3.69% for the nine-month period of 2005 and 4.01% for the respective 2004 period. The decreases in interest crediting rates were made in response to declining yields on the investment portfolios backing these products. The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. The decrease in the value of the embedded derivatives in the third quarter of 2005 is due primarily to the impact of an increase in the reserve discount rates, which are based on market interest rates. Amortization of deferred sales inducements increased due primarily to an increase in the volume and profitability of the index annuity business in force. Interest sensitive death benefits increased 35.9% to $10.9 million for the three months ended September 30, 2005 and 11.6% to $28.8 million for the nine months ended September 30, 2005. Interest sensitive and index product benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.
Traditional life insurance and accident and health policy benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$20,714	$20,519	$64,651	$63,401
Increase in traditional life and accident and health future policy benefits	8,244	8,567	26,902	26,118
Distributions to participating policyholders	5,393	5,845	17,235	18,676

Total	$34,351	$34,931	$108,788	$108,195

Traditional life insurance and accident and health policy benefits decreased 1.7% in the third quarter of 2005 to $34.4 million and increased 0.5% in the nine months ended September 30, 2005 to $108.8 million. Traditional life insurance death benefits increased 5.5% to $12.3 million in the third quarter of 2005 and increased 6.0% to $37.8 million in the nine months ended September 30, 2005. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates in response to a declining investment portfolio yield on the investments backing these products. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,296	$3,455	$10,425	$10,941
Amortization of deferred policy acquisition costs	14,839	11,994	42,542	37,041
Amortization of value of insurance in force acquired	991	652	2,630	2,568
Other underwriting, acquisition and insurance expenses, net of deferrals	20,914	20,333	59,949	60,422

Total	$40,040	$36,434	$115,546	$110,972

Underwriting, acquisition and insurance expenses increased 9.9% in the third quarter of 2005 to $40.0 million and 4.1% in the nine months ended September 30, 2005 to $115.5 million. Commission expense decreased in the 2005 periods primarily due to an increase in commission allowances on reinsurance ceded. Amortization of deferred policy acquisition costs increased due primarily to an increase in the volume and profitability of business in force.

FBL Financial Group, Inc.	September 30, 2005
In addition, amortization of deferred policy acquisition costs in the third quarter of 2005 increased $0.9 million in connection with the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts. The impacts of these items were partially offset by the impact of unlocking as discussed above in the “Net income applicable to common stock” section. Other underwriting expenses in the third quarter of 2005 include $0.8 million in severance benefits relating to the closing of a life insurance processing unit. See “Consolidation of Life Operations” following for additional information regarding this closure and the related impact on future expenses. Increases in salaries and employee benefits and other expenses associated with our growing business have generally been offset by decreases in information technology, depreciation and amortization expenses and, for the nine-month period, decreases in losses on fixed asset sales.
Interest expense increased 8.1% in the third quarter of 2005 to $3.4 million and 23.6% in the nine-month period of 2005 to $10.1 million due to an increase in the variable rate on our line of credit and, for the nine-month period, due to the issuance of $75.0 million of 5.85% Senior Notes in April 2004.
Income taxes increased 6.6% in the third quarter of 2005 to $7.9 million and 47.9% in the nine-month period of 2005 to $27.1 million. The effective tax rate for the third quarter was 32.5% in 2005 compared to 34.6% in 2004 and for the nine-month period was 34.2% in 2005 compared to 31.6% in 2004. The decrease in the effective tax rate in the third quarter of 2005 is attributable to the reversal of a tax accrual totaling $0.5 million during the third quarter of 2005. The increase in the effective tax rate in the nine-month period of 2005 is primarily attributable to the reversal of a tax accrual totaling $1.6 million during the second quarter of 2004. Based on events and analysis performed during the respective quarters, we determined that these tax accruals were no longer necessary and related benefits totaling $0.5 million in 2005 and $1.6 million in 2004 were recorded.
Equity income, net of related income taxes, totaled $0.6 million for the third quarter of 2005 compared to $0.5 million in the 2004 period and $0.6 million for the nine-month period of 2005 compared to $1.0 million in the 2004 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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

FBL Financial Group, Inc.	September 30, 2005
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
Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity – $41.9 million; Independent Annuity – $19.8 million; Traditional and Universal Life Insurance – ($69.4) million; Variable – ($12.5) million and Corporate and Other – $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment for the 2005 periods are impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the third quarter is as follows: Exclusive Annuity – $0.7 million; Independent Annuity – $0.3 million; Traditional and Universal Life Insurance – ($1.1) million; Variable – ($0.2) million and Corporate and Other – $0.3 million. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for the nine-month period is as follows: Exclusive Annuity – $2.0 million; Independent Annuity – $0.9 million; Traditional and Universal Life Insurance – ($3.3) million; Variable – ($0.5) million and Corporate and Other – $0.9 million.
Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $1.0 million in the third quarter and $3.0 million in the nine months ended September 30, 2005 of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal Life Insurance and Variable segments. The impact on the Exclusive Annuity and Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.

FBL Financial Group, Inc.	September 30, 2005
A reconciliation of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net income	$17,019	$14,451	$52,519	$40,646

Realized/unrealized gains on investments	(37)	(601)	(3,325)	(1,294)
Change in net unrealized gains/losses on derivatives	(737)	819	6,726	1,294
Change in amortization of:
Deferred policy acquisition costs	860	(17)	(1,755)	73
Deferred sales inducements	1,145	39	(881)	32
Value of insurance in force acquired	10	11	(3)	136
Unearned revenue reserve	–	3	1	47
Income tax offset	(435)	(90)	(267)	(103)

Realized/unrealized gains, net of offsets	806	164	496	185

Income taxes on operating income	8,683	7,766	27,681	18,948

Pre-tax operating income	$26,508	$22,381	$80,696	$59,779

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$6,938	$6,888	$25,248	$18,110
Traditional Annuity – Independent Distribution	5,634	2,887	16,623	9,449
Traditional and Universal Life	13,884	12,333	41,535	36,741
Variable	573	1,630	290	1,549
Corporate and Other	(521)	(1,357)	(3,000)	(6,070)

	$26,508	$22,381	$80,696	$59,779

FBL Financial Group, Inc.	September 30, 2005
A discussion of our operating results, by segment, follows.
Traditional Annuity – Exclusive Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$225	$162	$657	$591
Net investment income	37,285	34,411	110,140	98,923

	37,510	34,573	110,797	99,514
Benefits and expenses	30,572	27,685	85,549	81,404

Pre-tax operating income	$6,938	$6,888	$25,248	$18,110

Other data
Annuity premiums collected, direct	$41,004	$59,795	$140,830	$176,775
Policy liabilities and accruals, end of period			2,204,827	2,073,778

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.50%	6.24%
Weighted average interest crediting rate			4.19%	4.58%

Spread			2.31%	1.66%

Individual traditional annuity withdrawal rate			3.2%	3.1%

Pre-tax operating income for the Exclusive Annuity segment increased 0.7% in the third quarter of 2005 to $6.9 million and 39.4% in the nine-month period of 2005 to $25.2 million due primarily to an increase in spreads earned, partially offset by the impact of unlocking deferred policy acquisition costs. Revenues, benefits and expenses increased in the 2005 periods primarily due to growth in the volume of business in force. Net investment income was positively impacted for the nine months ended September 30, 2005 by an increase in investments due to the change in allocation of capital discussed above and a decrease in our cash position and increased investment in corporate bonds. In addition, net investment income includes $2.8 million in the nine months ended September 30, 2005 and $0.5 million in the respective 2004 period in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. These factors are partially offset by the impact of a decline in overall market interest rates during 2004 and 2005. The increase in benefits and expenses in the 2005 periods is due to growth in the volume of business in force partially offset by the impact of reductions in interest crediting rates. Benefits and expenses increased $2.4 million in the third quarter of 2005 and decreased $0.3 million in the third quarter of 2004 due to the unlocking of deferred policy acquisition costs. The 2005 unlocking adjustment is primarily due to a change in the premium persistency assumption on our flexible premium deferred annuity business. Premiums collected decreased 20.3% in the nine-month period of 2005 to $140.8 million due primarily to the impact of the interest rate environment and increased popularity of variable annuities and other competing financial instruments.
The increase in the weighted average yield on cash and invested assets is primarily attributable to the items affecting net investment income noted above. We reduced the crediting rates on most of our annuity products in 2004 in response to declines in the yield on investments backing these products. Interest crediting rates were 4.10% on our primary annuity contracts as of September 30, 2005 and 4.35% as of September 30, 2004. The decrease in the weighted average crediting rate for 2005, which is an effective rate net of hedging gains and losses, is also partially attributable to income from the interest rate swaps backing a portion of our flexible premium deferred annuity contracts.

FBL Financial Group, Inc.	September 30, 2005
Traditional Annuity – Independent Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$2,655	$1,967	$7,951	$5,259
Net investment income	41,263	32,478	117,135	90,024
Derivative income	10,201	3,823	1,520	7,290

	54,119	38,268	126,606	102,573
Benefits and expenses	48,485	35,381	109,983	93,124

Pre-tax operating income	$5,634	$2,887	$16,623	$9,449

Other data
Annuity premiums collected, independent channel	$243,191	$172,998	$661,656	$312,634
Annuity premiums collected, assumed	814	30,846	5,265	202,918
Policy liabilities and accruals, end of period			3,343,335	2,540,702

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.91%	5.93%
Weighted average interest crediting rate/index cost			3.56%	3.79%

Spread			2.35%	2.14%

Individual traditional annuity withdrawal rate			5.1%	4.5%

Pre-tax operating income for the Independent Annuity segment increased 95.2% in the third quarter of 2005 to $5.6 million and 75.9% in the nine months ended September 30, 2005 to $16.6 million. The increases in the 2005 periods are due principally to growth in the volume of business in force. The increase in interest sensitive and index product charges is due to an increase in surrender charges. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows. Net investment income is also positively impacted by the change in allocation of capital discussed above. Net investment income includes $0.1 million in the nine months ended September 30, 2005 compared to ($0.2) million in the respective 2004 period in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. The increase in derivative income for the third quarter of 2005 is attributable to an increase in proceeds from option settlements arising from appreciation in the indices supporting the index annuity business and growth in the volume of business in force. The decrease in derivative income for the nine months ended September 30, 2005 is due to a $13.2 million increase in the cost of money for call options due primarily to the impact of growth in the volume of index annuities in force, partially offset by a $7.8 million increase in proceeds from option settlements due to appreciation in the indices supporting the index annuity business. Benefits and expenses for the nine-month period increased due to growth in the volume of business in force, partially offset by a $9.7 million decrease in index credits. Direct premiums collected increased to $661.7 million in the nine months ended September 30, 2005 compared to $312.6 million in the 2004 period due to the continued growth of our EquiTrust Life independent distribution channel. Reinsurance assumed premiums collected decreased during 2005 due to the suspension of our coinsurance agreement with American Equity effective August 1, 2004.
Our spread earned for the 2005 period was primarily impacted by changes in spreads for index annuities assumed under a coinsurance agreement, which is driven by option costs, the extent to which the business is over hedged and fluctuations in the minimum guarantees credited to the contracts.

FBL Financial Group, Inc.	September 30, 2005
Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,652	$10,746	$32,852	$32,865
Traditional life insurance premiums	31,649	31,337	101,897	99,809
Net investment income	35,286	34,688	106,159	102,370

	77,587	76,771	240,908	235,044
Benefits and expenses	63,703	64,438	199,373	198,303

Pre-tax operating income	$13,884	$12,333	$41,535	$36,741

Other data
Life premiums collected, net of reinsurance	$43,264	$42,035	$139,511	$137,437
Policy liabilities and accruals, end of period			2,087,180	2,062,613
Direct life insurance in force, end of period (in millions)			27,933	26,188

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.75%	6.64%
Weighted average interest crediting rate			4.56%	4.54%

Spread			2.19%	2.10%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 12.6% in the third quarter of 2005 to $13.9 million and 13.0% in the nine-month period of 2005 to $41.5 million due primarily to the impact of unlocking in the third quarter and an increase in spreads earned. These items were partially offset by an increase in death benefits and other underwriting expenses. In total, unlocking adjustments during the third quarter resulted in a $3.0 million increase to pre-tax income in 2005, compared to a $1.2 million increase to pre-tax income in 2004. These adjustments primarily impact the amortization of deferred policy acquisition costs and, for 2005, are primarily due to a change in the estimate of projected investment income on traditional participating life business. Traditional life insurance premiums increased due primarily to an increase in sales of term and whole life products by our exclusive agency force. Net investment income was positively impacted by a decrease in our cash position and increased investment in corporate bonds. Net investment income also includes $1.5 million in the nine-month period of 2005 compared to $0.7 million in the 2004 period in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. These items are offset by the impact of a decline in market interest rates and a decrease in investments due to the change in allocation of capital discussed above. For the nine-month period of 2005, interest sensitive death benefits increased 9.1% to $18.2 million and traditional death benefits increased 6.0% to $37.8 million. Other underwriting expenses increased 5.3% to $26.8 million for the nine-month period of 2005, the cause of which is estimated to be attributable to the change in allocation of indirect expenses discussed above and severance costs relating to the closing of our life operations center. These items are partially offset by a reduction in information technology expenses.
The increase in the weighted average yield on cash and invested assets is the result of the decrease in our cash position and the increase in fee income noted above.

FBL Financial Group, Inc.	September 30, 2005
Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,302	$9,565	$30,436	$28,089
Net investment income	3,633	3,576	10,972	10,310
Other income	252	237	716	753

	14,187	13,378	42,124	39,152
Benefits and expenses	13,614	11,748	41,834	37,603

Pre-tax operating income	$573	$1,630	$290	$1,549

Other data
Variable premiums collected, net of reinsurance and internal rollovers	$40,002	$31,316	$125,261	$103,197
Policy liabilities and accruals, end of period			246,687	228,333
Separate account assets, end of period			614,514	505,637
Direct life insurance in force, end of period (in millions)			7,434	7,246
Pre-tax operating income for the Variable segment decreased 64.8% in the third quarter of 2005 to $0.6 million and 81.3% in the nine-month period of 2005 to $0.3 million due primarily to an increase in death benefits and expenses and a loss on the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts. These items were partially offset by the impact of an increase in the volume of business in force and unlocking in the third quarter of 2005. Mortality and expense fee income increased 26.4% to $1.8 million in the third quarter of 2005 and 22.0% to $5.1 million in the nine months ended September 30, 2005 due to growth in separate account assets. Net investment income includes $0.1 million in the nine-month period of 2005 compared to $0.2 million in the 2004 period in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. Benefits and expenses increased 15.9% to $13.6 million in the third quarter of 2005 and 11.3% to $41.8 million for the nine-month period due primarily to an increase in death benefits and expenses, partially offset by the impact of unlocking. Death benefits in excess of related account values on variable universal life policies increased 247.3% in the third quarter of 2005 to $4.0 million and 24.9% in the nine-month period of 2005 to $9.8 million. Operating expenses increased $0.8 million in the 2005 quarter and $1.6 million for the nine-month period, the primary cause of which is estimated to be attributable to the change in allocation of indirect expenses during 2005 as discussed above. In total, unlocking adjustments during the third quarter caused a $1.6 million increase to pre-tax income in 2005, compared to a $0.7 million decrease to pre-tax income in 2004. These adjustments primarily impact the amortization of deferred policy acquisition costs and, for 2005, are principally due to a general improvement in lapse and mortality assumptions. Premiums collected increased 21.4% to $125.3 million in the nine months ended September 30, 2005 due to positive market conditions for our variable annuity products.
During the third quarter of 2005, a former variable alliance partner recaptured a block of variable annuity contracts previously assumed by us with an account value totaling $45.5 million at September 30, 2005. The block was assumed through a modified coinsurance agreement. Accordingly, the related insurance reserves and supporting investments were not recorded on our financial statements. A pre-tax loss of $0.9 million, representing the excess of the related deferred policy acquisition costs ($3.9 million) over the consideration received ($3.0 million), was recorded as a component of amortization of deferred policy acquisition costs.

FBL Financial Group, Inc.	September 30, 2005
Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Accident and health insurance premiums	$31	$27	$237	$285
Net investment income	2,869	1,654	7,967	4,108
Other income	5,184	5,294	15,112	14,861

	8,084	6,975	23,316	19,254
Interest expense	3,427	3,171	10,097	8,169
Benefits and other expenses	6,145	5,884	16,973	18,586

	(1,488)	(2,080)	(3,754)	(7,501)
Minority interest	(24)	(26)	(131)	(68)
Equity income, before tax	991	749	885	1,499

Pre-tax operating loss	$(521)	$(1,357)	$(3,000)	$(6,070)

Pre-tax operating loss decreased 61.6% in the third quarter of 2005 to $0.5 million and 50.6% in the nine months ended September 30, 2005 to $3.0 million, primarily due to an increase in net investment income. Net investment income was positively impacted by an increase in investments due to our Senior Note offering in April 2004 and the change in allocation of capital discussed above. Net investment income also includes $1.2 million in the nine-month period of 2005 compared to $0.2 million in the 2004 period in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. In addition, we recorded $0.9 million in net investment income during the first quarter of 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. Interest expense increased in the 2005 periods due to an increase in the variable rate on our line of credit and, for the nine-month period, due to the issuance of our Senior Notes in April 2004. The change in method of allocating indirect expenses among the segments as discussed above caused a reduction in insurance-related expenses totaling approximately $1.0 million in the third quarter of 2005 and $3.0 million in the nine months ended September 30, 2005. For the third quarter of 2005, the impact of this allocation change was offset by an increase in non-insurance expenses relating primarily to the cost of being a public company.
Consolidation of Life Operations
In July 2005, we announced the closing of our life insurance processing unit in Manhattan, Kansas. As a result of the closure and some unrelated terminations, we accrued a pre-tax charge of $0.8 million as of September 30, 2005, relating primarily to severance benefits. These expenses are recorded in the underwriting, acquisition and insurance expense line of the consolidated statements of income. We also expect to record an additional pre-tax charge of $1.6 million in the fourth quarter of 2005 for early retirement benefits relating to the terminations. As a result of efficiencies gained with these activities, we expect to achieve pre-tax annual savings of approximately $4.0 million. These savings will begin to emerge during the fourth quarter of 2005.
Pending Accounting Changes
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is

FBL Financial Group, Inc.	September 30, 2005
effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier application encouraged. The impact of adoption is not expected to be material as our current accounting policy for internal replacements substantially conforms to the guidance outlined in the SOP.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The stock option expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement. In addition, the impact of forfeitures is estimated and compensation expense is recognized only for those options expected to vest. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.
We currently follow the prospective method under Statement No. 123, which we adopted effective January 1, 2003. Under the prospective method, expense is recognized for those options granted, modified or settled after the date of adoption. The expense is generally recognized ratably over our five-year vesting period without regard to when an employee becomes eligible for retirement and immediate vesting. In addition, the impact of forfeitures is recognized when they occur and benefits of tax deductions in excess of recognized compensation cost are reported as an operating cash flow.
We expect to use the modified-prospective-transition method upon the adoption of Statement No. 123(R) effective January 1, 2006. Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. We are not able to estimate the impact of adopting Statement No. 123(R) for the future as it is dependent on unknown factors such as the amount of future stock option grants and forfeitures and the timing of employee stock option exercises. However, we estimate that if Statement No. 123(R) would have been adopted as of January 1, 2005, net income would have been decreased by $0.5 million ($0.02 per basic and diluted share) for the nine-month period ended September 30, 2005. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted share) relating to the change in accounting for forfeitures. The impact of adopting Statement No. 123(R) on operating and financing cash flows is not expected to be material since the cash flow from excess tax deductions for the nine months ended September 30 totaled $1.4 million for 2005 and $1.6 million for 2004.
Financial Condition
Investments
Our total investment portfolio increased 8.6% to $8,147.2 million at September 30, 2005 compared to $7,501.7 million at December 31, 2004. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities.
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

FBL Financial Group, Inc.	September 30, 2005
Our investment portfolio is summarized in the table below:

	September 30, 2005		December 31, 2004
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$5,676,157	69.7%	$5,304,217	70.7%
144A private placement	1,011,162	12.4	859,022	11.5
Private placement	303,468	3.7	295,969	3.9

Total fixed maturities – available for sale	6,990,787	85.8	6,459,208	86.1
Fixed maturities – trading	14,878	0.2	–	–
Equity securities	73,573	0.9	71,163	0.9
Mortgage loans on real estate	804,270	9.9	740,874	9.9
Derivative instruments	32,924	0.4	15,536	0.2
Investment real estate:
Acquired for debt	573	–	655	–
Investment	8,983	0.1	8,786	0.1
Policy loans	176,453	2.2	176,613	2.4
Other long-term investments	1,300	–	1,300	–
Short-term investments	43,441	0.5	27,545	0.4

Total investments	$8,147,182	100.0%	$7,501,680	100.0%

As of September 30, 2005, 95.1% (based on carrying value) of the fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2005, the investment in non-investment grade debt was 4.9% of fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments. A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of September 30, 2005 and December 31, 2004 is as follows:

\

FBL Financial Group, Inc.	September 30, 2005

	September 30, 2005
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,322,703	$802,931	$55,504	$519,772	$(7,509)
Manufacturing	709,919	401,434	23,888	308,485	(8,739)
Mining	340,835	242,308	16,693	98,527	(1,778)
Retail trade	98,218	77,535	5,767	20,683	(617)
Services	92,652	57,034	3,690	35,618	(1,232)
Transportation	144,419	107,884	6,408	36,535	(978)
Public utilities	279,608	150,671	9,569	128,937	(3,460)
Private utilities and related sectors	405,162	276,853	22,544	128,309	(1,924)
Other	143,366	99,356	6,104	44,010	(948)

Total corporate securities	3,536,882	2,216,006	150,167	1,320,876	(27,185)
Mortgage and asset-backed securities	2,308,320	1,754,622	38,139	553,698	(7,215)
United States Government and agencies	606,292	183,534	5,062	422,758	(6,901)
State, municipal and other governments	539,293	410,387	16,388	128,906	(1,467)

Total	$6,990,787	$4,564,549	$209,756	$2,426,238	$(42,768)

	December 31, 2004
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
		(Dollars in thousands)
Corporate securities:
Financial services	$961,532	$792,754	$62,415	$168,778	$(2,606)
Manufacturing	579,558	510,767	36,695	68,791	(823)
Mining	272,779	249,969	17,197	22,810	(500)
Retail trade	102,115	84,636	7,013	17,479	(496)
Services	92,296	79,265	5,037	13,031	(277)
Transportation	154,905	126,495	11,262	28,410	(521)
Public utilities	180,654	151,237	11,583	29,417	(688)
Private utilities and related sectors	374,394	341,478	27,266	32,916	(446)
Other	149,327	146,366	8,825	2,961	(22)

Total corporate securities	2,867,560	2,482,967	187,293	384,593	(6,379)
Mortgage and asset-backed securities	2,622,616	2,283,916	65,839	338,700	(7,488)
United States Government and agencies	636,254	363,924	6,983	272,330	(7,714)
State, municipal and other governments	332,778	256,435	11,954	76,343	(873)

Total	$6,459,208	$5,387,242	$272,069	$1,071,966	$(22,454)

FBL Financial Group, Inc.	September 30, 2005
The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		September 30, 2005		December 31, 2004
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
			(Dollars in thousands)
1	AAA, AA, A	$4,611,736	66.0%	$4,525,974	70.1%
2	BBB	2,033,316	29.1	1,646,518	25.5

	Total investment grade	6,645,052	95.1	6,172,492	95.6
3	BB	283,769	4.0	233,318	3.6
4	B	55,682	0.8	45,873	0.7
5	CCC, CC, C	5,444	0.1	7,506	0.1
6	In or near default	840	–	19	–

	Total below investment grade	345,735	4.9	286,716	4.4

	Total fixed maturities – available for sale	$6,990,787	100.0%	$6,459,208	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		September 30, 2005
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
			(Dollars in thousands)
1	AAA, AA, A	$1,450,302	59.8%	$(20,915)	48.9%
2	BBB	876,156	36.1	(18,531)	43.3

	Total investment grade	2,326,458	95.9	(39,446)	92.2
3	BB	83,801	3.5	(2,261)	5.3
4	B	15,462	0.6	(1,061)	2.5
5	CCC, CC, C	517	–	–	–
6	In or near default	–	–	–	–

	Total below investment grade	99,780	4.1	(3,322)	7.8

	Total	$2,426,238	100.0%	$(42,768)	100.0%

		December 31, 2004
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
			(Dollars in thousands)
1	AAA, AA, A	$786,630	73.4%	$(17,714)	78.9%
2	BBB	232,750	21.7	(3,596)	16.0

	Total investment grade	1,019,380	95.1	(21,310)	94.9
3	BB	37,000	3.5	(601)	2.7
4	B	15,586	1.4	(503)	2.2
5	CCC, CC, C	–	–	–	–
6	In or near default	–	–	(40)	0.2

	Total below investment grade	52,586	4.9	(1,144)	5.1

	Total	$1,071,966	100.0%	$(22,454)	100.0%

FBL Financial Group, Inc.	September 30, 2005
The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	September 30, 2005
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
		(Dollars in thousands)
Three months or less	156	$896,136	$(11,478)	$884,658
Greater than three months to six months	18	69,994	(2,337)	67,657
Greater than six months to nine months	88	626,300	(9,197)	617,103
Greater than nine months to twelve months	74	432,386	(9,974)	422,412
Greater than twelve months	55	444,190	(9,782)	434,408

Total		$2,469,006	$(42,768)	$2,426,238

	December 31, 2004
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
		(Dollars in thousands)
Three months or less	104	$612,150	$(8,449)	$603,701
Greater than three months to six months	18	83,877	(851)	83,026
Greater than six months to nine months	16	73,817	(843)	72,974
Greater than nine months to twelve months	12	59,419	(846)	58,573
Greater than twelve months	20	265,157	(11,465)	253,692

Total		$1,094,420	$(22,454)	$1,071,966

The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	September 30, 2005		December 31, 2004
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$13,786	$(88)	$10,184	$(53)
Due after one year through five years	179,231	(3,098)	111,883	(815)
Due after five years through ten years	718,671	(13,024)	167,370	(2,091)
Due after ten years	950,853	(19,296)	443,829	(12,007)

	1,862,541	(35,506)	733,266	(14,966)
Mortgage and asset-backed securities	553,698	(7,215)	338,700	(7,488)
Redeemable preferred stock	9,999	(47)

Total	$2,426,238	(42,768)	$1,071,966	$(22,454)

Included in the above table are 443 securities from 306 issuers at September 30, 2005 and 169 securities from 130 issuers at December 31, 2004. These increases are primarily due to the impact of increases in market interest rates between December 31, 2004 and September 30, 2005. Approximately 92.2% at September 30, 2005 and 94.9% at December 31, 2004 of the unrealized losses on fixed maturity securities are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. Approximately 7.8% at September 30, 2005 and 5.1% at December 31, 2004 of the unrealized losses on fixed maturity securities are on securities that are rated below investment grade. We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit

FBL Financial Group, Inc.	September 30, 2005
quality. In determining whether or not an unrealized loss on an available-for-sale security is other than temporary, we review factors such as:
•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.
We believe the issuers of the securities in an unrealized loss position will continue to make payments as scheduled, and we have the ability and intent to hold these securities until they recover in value or mature.
Excluding United States government and mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $0.9 million at September 30, 2005. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $1.7 million at September 30, 2005. The $1.7 million unrealized loss from one issuer relates to two different securities that are backed by different pools of residential mortgage loans. Both securities are rated investment grade and the largest unrealized loss on any one security totaled $1.0 million at September 30, 2005.
Excluding United States government and mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $0.5 million at December 31, 2004. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $2.2 million at December 31, 2004. The $2.2 million unrealized loss from one issuer relates to four different securities that are backed by different pools of residential mortgage loans. All four securities are rated investment grade and the largest unrealized loss on any one security totaled $1.5 million at December 31, 2004.
The carrying value and estimated market value of our portfolio of available-for-sale fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2005		December 31, 2004
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
		(Dollars in thousands)
Due in one year or less	$72,270	$72,763	$76,875	$78,273
Due after one year through five years	473,771	486,813	460,638	484,626
Due after five years through ten years	1,290,540	1,309,635	909,744	956,174
Due after ten years	2,627,450	2,724,072	2,127,608	2,238,332

	4,464,031	4,593,283	3,574,865	3,757,405
Mortgage and asset-backed securities	2,277,396	2,308,320	2,564,265	2,622,616
Redeemable preferred stocks	82,372	89,184	70,463	79,187

Total	$6,823,799	$6,990,787	$6,209,593	$6,459,208

Mortgage and other asset-backed securities comprised 33.0% at September 30, 2005 and 40.6% at December 31, 2004 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. During 2005, we reduced our allocation of assets to mortgage and other asset-backed securities to reduce our exposure to unwanted changes in the duration of our investment portfolio with changes in market interest rates.

FBL Financial Group, Inc.	September 30, 2005
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

	September 30, 2005
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
		(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,320,529	$1,346,644	$1,341,210	19.2%
Pass through	146,436	145,774	147,111	2.1
Planned and targeted amortization class	308,094	311,853	309,745	4.4
Other	109,643	110,776	110,801	1.6

Total residential mortgage-backed securities	1,884,702	1,915,047	1,908,867	27.3
Commercial mortgage-backed securities	267,769	263,991	274,480	3.9
Other asset-backed securities	124,925	124,876	124,973	1.8

Total mortgage and asset-backed securities	$2,277,396	$2,303,914	$2,308,320	33.0%

FBL Financial Group, Inc.	September 30, 2005

	December 31, 2004
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
		(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,571,151	$1,598,937	$1,606,055	24.9%
Pass through	311,556	315,371	315,516	4.9
Planned and targeted amortization class	180,900	180,095	184,206	2.8
Other	145,362	146,732	145,617	2.3

Total residential mortgage-backed securities	2,208,969	2,241,135	2,251,394	34.9
Commercial mortgage-backed securities	261,153	256,877	274,180	4.2
Other asset-backed securities	94,143	93,917	97,042	1.5

Total mortgage and asset-backed securities	$2,564,265	$2,591,929	$2,622,616	40.6%

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
Fixed maturity securities held for trading consist of $14.9 million of U.S. Treasury securities. These securities had an unrealized loss $0.1 million at September 30, 2005.
Equity securities totaled $73.6 million at September 30, 2005 and $71.2 million at December 31, 2004. Gross unrealized gains totaled $18.8 million and gross unrealized losses totaled $0.2 million at September 30, 2005. At December 31, 2004, gross unrealized gains totaled $15.9 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in American Equity Investment Life Holding Company which totaled $62.7 million at September 30, 2005 and $59.5 million at December 31, 2004.
Mortgage loans totaled $804.3 million at September 30, 2005 and $740.9 million at December 31, 2004. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for less than 0.3% of the carrying value of the mortgage portfolio at September 30, 2005. There were no mortgages more than 60 days delinquent at December 31, 2004. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

FBL Financial Group, Inc.	September 30, 2005

	September 30, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$322,773	40.1%	$314,985	42.5%
Retail	281,545	35.0	233,785	31.6
Industrial	188,231	23.5	181,395	24.5
Other	11,721	1.4	10,709	1.4

Total	$804,270	100.0%	$740,874	100.0%

	September 30, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
Pacific	$163,680	20.4%	$154,704	20.9%
East North Central	176,768	21.9	156,417	21.1
South Atlantic	136,626	17.0	125,304	16.9
West North Central	118,542	14.7	94,305	12.7
Mountain	75,370	9.4	85,247	11.5
West South Central	69,041	8.6	65,635	8.9
Other	64,243	8.0	59,262	8.0

Total	$804,270	100.0%	$740,874	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 8.8 years at September 30, 2005 and 7.8 years at December 31, 2004. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 5.7 at September 30, 2005 and 5.8 at December 31, 2004.
Other Assets
Deferred policy acquisition costs increased 12.4% to $660.3 million and deferred sales inducements increased 64.2% to $128.8 million at September 30, 2005 due primarily to capitalization of costs incurred with new sales. Assets held in separate accounts increased 11.3% to $614.5 million at September 30, 2005 due primarily to the transfer of net premiums to the separate accounts.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 10.4% to $7,950.7 million at September 30, 2005 primarily due to increases in the volume of business in force. Other liabilities increased 22.2% to $147.9 million due primarily to an increase in payables for securities purchases.
Stockholders’ Equity
Stockholders’ equity increased 1.7%, to $847.0 million at September 30, 2005, compared to $832.6 million at December 31, 2004. This increase is principally attributable to net income and proceeds from stock option exercises, partially offset by the change in unrealized appreciation/depreciation on fixed maturity and equity securities and dividends paid.
At September 30, 2005, common stockholders’ equity was $844.0 million, or $28.99 per share, compared to $829.6 million, or $28.87 per share at December 31, 2004. Included in stockholders’ equity per common share is $3.55 at September 30, 2005 and $4.91 at December 31, 2004 attributable to net unrealized investment gains resulting from

FBL Financial Group, Inc.	September 30, 2005
marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $37.7 million during the nine months ended September 30, 2005, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.
Liquidity and Capital Resources
FBL Financial Group, Inc.
Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings and (vi) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock and interest on our parent company debt.
We had a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. that was scheduled to mature on October 31, 2005. Debt outstanding on this line of credit totaled $46.0 million at September 30, 2005 and December 31, 2004. Interest on any borrowings accrued at a variable rate (4.57% at September 30, 2005 and 3.07% at December 31, 2004). In October 2005, we amended and restated this agreement to make it effective through October 2010. Under this new agreement, which has terms similar to the previous agreement, we are required to meet certain financial covenants. In addition, we are prohibited from incurring additional indebtedness in excess of $25.0 million while this line of credit is in effect.
We paid cash dividends on our common and preferred stock during the nine-month period totaling $9.2 million in 2005 and $8.7 million in 2004. Interest payments on our debt totaled $7.7 million for the nine months ended September 30, 2005 and $4.7 million for the 2004 period. It is anticipated quarterly cash dividend requirements for the remainder of 2005 will be $0.105 per common and $0.0075 per Series B redeemable preferred share or approximately $3.1 million. In addition, interest payments on our debt, assuming no changes to the variable rate charged on our line of credit borrowings, are estimated to be $4.1 million for the remainder of 2005.
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
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its debt for the remainder of 2005. In addition, it is anticipated that a combination of available cash and investments and dividends from the Life

FBL Financial Group, Inc.	September 30, 2005
Companies will be used to fund the scheduled final redemption of the Series C preferred stock ($46.3 million) due on January 3, 2006.
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2005, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $49.8 million at September 30, 2005.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three- and nine-month periods ended September 30, 2005, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $649.0 million in the nine months ended September 30, 2005 and $625.4 million in the nine months ended September 30, 2004. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale, trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2005, included $43.4 million of short-term investments, $10.7 million of cash and $1,099.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements, or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2004, we had contractual obligations totaling $10,444.2 million with payments due as follows: less than one year – $682.2 million, one-to-three years – $1,255.6 million, four-to-five years – $1,228.4 million and after five years – $7,278.0 million. There have been no material changes to our total contractual obligations since December 31, 2004, other than the extension of our $60.0 million line of credit agreement and related borrowing of $46.0 million, which is now due October 7, 2010.

FBL Financial Group, Inc.	September 30, 2005
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
Our internal control over financial reporting change from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter and nine months ended September 30, 2005, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FBL Financial Group, Inc.	September 30, 2005
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2005.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
July 1, 2005 through July 31, 2005	–	$–	Not applicable	Not applicable
August 1, 2005 through August 31, 2005	2,182	29.59	Not applicable	Not applicable
September 1, 2005 through September 30, 2005	10,075	30.04	Not applicable	Not applicable

Total	12,257	29.96

(1)	Our 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	September 30, 2005
ITEM 6. EXHIBITS
(a) Exhibits:

3(i	)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (H)

3(i	)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (H)

3(i	)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (H)

3(i	)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (H)

3(i	)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (H)

3(i	)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (H)

3(i	)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (H)

3(i	)(h)	Letter Agreement dated as of January 31, 2005 between FBL Financial Group, Inc. and Kansas Farm Bureau waiving certain terms of Series C Preferred Stock (J)

3(i	i)	Second Restated Bylaws, adopted May 14, 2004 (H)

4.1		Form of Class A Common Stock Certificate of the Registrant (A)

4.2		Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (H)

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

4.4	(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (E)

4.4	(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (E)

4.5
Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6		Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)

4.7		Form of 5.85% Senior Note Due 2014 (G)

4.8		Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (I)

4.9		Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (I)

10.1		Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 20, 2005 (L) *

10.1	(a)	Form of Stock Option Agreement, pursuant to the Amended and Restated FBL Financial Group, Inc. 1996 Class A Common Stock Compensation Plan (I) *

10.2		Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3		Membership Agreement between American Farm Bureau Federation and the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4		Form of Royalty Agreement with Farm Bureau organizations (K)

10.5		Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (L) *

10.7		Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

FBL Financial Group, Inc.	September 30, 2005

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)

10.10	Management Performance Plan (2005) sponsored by FBL Financial Group, Inc. (K) *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)

10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (I)

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
(J)  Form 10-K for the period ended December 31, 2004, File No. 001-11917
(K) Form 10-Q for the period ended March 31, 2005, File No. 001-11917
(L) Form 10-Q for the period ended June 30, 2005, File No. 001-11917

FBL Financial Group, Inc.	September 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:     November 4, 2005

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy

William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce

James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)