Form 10-K
period 2005-12-31
FBL FINANCIAL GROUP INC
filed 2006-02-27
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
As of June 30, 2005, the aggregate market value of the registrant’s Class A and B Common Stock held by non-affiliates of the registrant was $332,161,332 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at February 17, 2006
Class A Common Stock, without par value	28,111,341
Class B Common Stock, without par value	1,192,990
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 17, 2006	Part III

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

PART I.

	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Consolidated Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Consolidated Financial Statements and Supplementary Data
	Management’s Report on Internal Control Over Financial Reporting	63
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	63
	Report on Independent Registered Public Accounting Firm on Consolidated Financial Statements	64
	Consolidated Balance Sheets	65
	Consolidated Statements of Income	67
	Consolidated Statements of Changes in Stockholders’ Equity	68
	Consolidated Statements of Cash Flows	69
	Notes to Consolidated Financial Statements	71
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	106
Item 9A.	Controls and Procedures	106
Item 9B.	Other Information	106

PART III.	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	106

SIGNATURES		109

	Report of Independent Registered Public Accounting Firm on Schedules	110
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	111
	Schedule II – Condensed Financial Information of Registrant	112
	Schedule III – Supplementary Insurance Information	116
	Schedule IV – Reinsurance	118
Exhibit 10.6 2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses
Exhibit 10.22 Form of Restricted Stock Agreement
Exhibit 10.23 Form of Early Retirement Agreement
Exhibit 12 Statement Regarding Computation of Ratios of Earnings to Fixed Charges
Exhibit 21 Subsidiaries of the Registrant
Exhibit 23 Consent of Independent Registered Public Accounting Firm
Exhibit 31.1 Certification Pursuant to Section 302
Exhibit 31.2 Certification Pursuant to Section 302
Exhibit 32 Certification Pursuant to Section 906

Cautionary Statement Regarding Forward Looking Information
This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:
•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Changing interest rates and market volatility, and general economic conditions, affect the risks and the returns on both our products and our investment portfolio.

•	Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our sales, profitability and reported book value per share.

•	As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk based capital computations.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

•	Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve and deferred policy acquisition expense and deferred sales inducement amounts could have a material adverse impact on our net income.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	We face competition from companies having greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	We assumed a significant amount of closed block business through coinsurance agreements and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We may experience volatility in net income due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
See Part 1A, Risk Factors, for additional information.

PART I
ITEM 1. BUSINESS
General
FBL Financial Group, Inc. (we or the Company) sells individual life and annuity products principally under the consumer brand names Farm Bureau Financial Services and EquiTrust Financial Services. These brand identities are represented by the distribution channels of our subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life). As of December 31, 2005, our Farm Bureau Life distribution channel consisted of 2,000 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. As of December 31, 2005, our EquiTrust Life independent distribution channel consisted of 10,162 independent agents. In addition to our Farm Bureau Life and EquiTrust Life distribution channels, we have two closed blocks of coinsurance business and our variable products are marketed by four variable alliance partner companies.
FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Farm Bureau Life commenced operations in 1945 and EquiTrust Life commenced operations in 1998. Several of our subsidiaries support various functional areas of the Company and affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of three Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Mutual Insurance Company, Western Agricultural Insurance Company and KFB Insurance Company, Inc.) which operate predominately in eight states in the Midwest and West.
Investor related information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, may be found on our Internet website at www.fblfinancial.com. These periodic reports are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and Senior Financial Officers, committee charters, corporate governance guidelines, director profiles and more. Product related information may be found on our consumer websites, www.fbfs.com and www.equitrust.com.
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
Growth Strategy #1 – Growth through our traditional Farm Bureau Life distribution channel.
Our first strategy is growth from our Farm Bureau Life distribution system of 2,000 exclusive agents in 15 Midwestern and Western states. These agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.
The Farm Bureau franchise and distribution channel is our foundation and we are defined by this niche marketplace. Growth in this channel is important to our success and we are focused on delivering consistent, predictable and sustainable growth from this marketplace. Our primary source of new business will be deeper penetration into our traditional rural market as well as an increased presence in metropolitan areas. We can accomplish this through increasing the size of our Farm Bureau field force, identifying high potential growth areas and creating agent development centers there, introducing new products and further leveraging the Farm Bureau brand through concentrated advertising campaigns.

In addition to these initiatives, we focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance company and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), approximately 20% of the Farm Bureau members own at least one of our life products, 63% own at least one Farm Bureau property-casualty product and approximately 18% own both. Historically, our cross selling success has been greater in the states where we manage the agency force.
We provide our agents with sales materials, the necessary training and a high level of sales support, including a Just-In-Time sales support center. This team of qualified professionals is available to assist our agents at any time throughout the day with questions regarding product information, sales illustrations, application and forms information and specific selling ideas. This team includes attorneys and financial planners who are able to provide assistance with large and/or complex cases. We also have our life sales advisors, who are located strategically throughout our 15-state territory and provide sales support to agents with direct, hands-on training. In addition, throughout our Farm Bureau marketing territory, certain agents are life and investment specialists who work as a resource to help their fellow agents with cross selling techniques and client needs analysis. Our Just-In-Time sales support center, life sales advisor system and life and investment specialist program have been instrumental in developing life and annuity sales from our multi-line agents.
Growth Strategy #2 – Growth in EquiTrust Life through independent and other distribution channels.
Our second growth strategy is capitalizing on opportunities to grow outside our traditional Farm Bureau niche marketplace and providing diversification to our profile. As a result, we have our EquiTrust Life independent distribution channel, two closed blocks of coinsured business and four variable product alliances.
Our EquiTrust Life independent channel, which began in late 2003, has been fast growing and as of December 31, 2005 had 10,162 independent agents affiliated with independent marketing organizations, broker/dealers and banks. EquiTrust Life currently has a variety of traditional fixed rate and index annuities. We attribute much of our growth to development of our index annuity products, as index annuities are the fastest growing segment of the annuity and life insurance marketplace. This reflects favorable demographics with the aging baby boomer population and consumers’ desire for products which allow market participation while limiting the downside risk with certain principal guarantees.
Our two closed block coinsurance agreements have provided us with significant assets and earnings. Prior to August 1, 2004, we assumed, through a coinsurance agreement, a percentage of certain annuity business written by American Equity Investment Life Insurance Company (American Equity). Our other closed block coinsurance agreement is with EMC National Life Company (EMCNL), under which we assumed in force business through December 31, 2002.
Through our variable product alliances we provide our partner companies with competitive variable products, brand-labeled for them if they choose. With this strategy, we obtain access to additional distribution systems and our alliance partners benefit because they are able to provide their sales force with variable products. Generally our alliance partners share in the risks, costs and profits of the business through a modified coinsurance program. Today, we have four variable alliance partners which have 1,957 registered representatives as of December 31, 2005. Our variable alliance partner companies are:

COUNTRY Life Insurance Company	Modern Woodmen of America
Farm Bureau Life Insurance Company of Missouri	United Farm Family Life Insurance Company
Variable sales by our alliance partners are generally underwritten by EquiTrust Life, but may be underwritten by our partner. Depending on the agreement with each company, we receive 30%, 50% or 100% of the risks, costs and profits of the variable business they sell. For all of our partners, we perform various administrative processing and other services with respect to their variable business.

Growth Strategy #3 – Acquisitions or Consolidations.
Our third strategy is growth through acquisitions or consolidations. Acquisitions and consolidations expand our distribution systems, generate top-line revenue growth and provide us with a larger base over which to spread our fixed operating costs. This, in turn, puts us in a better position to offer competitive products and to invest in the infrastructure necessary to stay competitive in the life insurance marketplace.
We have a long and successful history of being a consolidator among Farm Bureau affiliated insurance companies and have grown over the years from a single state Farm Bureau company to an operation covering 15 states in the Midwest and West. Our most recent transaction was the 2001 acquisition of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau Life). We also acquired Utah Farm Bureau Life Insurance Company in 1984, Rural Security Life Insurance Company in 1993 and Western Farm Bureau Life Insurance Company in 1994. In addition, in 2003, Farm Bureau Mutual, one of our managed property-casualty companies, merged with its property-casualty counterparts in Nebraska and Kansas.
We believe further consolidation in the Farm Bureau network of companies is appropriate due to the similarity of businesses and cultures. While we believe further consolidation makes sense, this strategy is opportunistic and can only happen when circumstances are right. We are also open to appropriate acquisition opportunities outside of the Farm Bureau network that will complement our current operations and add value for our investors.
Marketing and Distribution
Farm Bureau Life Market Area
Sales through our Farm Bureau Life distribution channel are conducted in 15 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty company) — Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company and non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) — Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.
Our target market for Farm Bureau branded products consists primarily of farmers, ranchers, rural and suburban residents and related individuals and businesses. This target market represents a relatively financially conservative and stable customer base. Many of our customers are self-employed individuals who are responsible for providing for their own insurance needs. Their financial planning needs tend to focus on security, primary insurance needs and retirement savings. In addition, we serve customers in metropolitan areas and are working to increase our agent strength, particularly in metropolitan areas, and further leverage the Farm Bureau brand.
Affiliation with Farm Bureau
Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau), the nation’s largest grass roots farm and ranch organization with over 5.7 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations and related trademarks and service marks, a company must have an agreement with the state’s Farm Bureau federation. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the states in our Farm Bureau marketing territory, we have the exclusive right to use the “Farm Bureau” name and “FB” logo for marketing life insurance and investment products.
All of the state Farm Bureau federations in our 15 state Farm Bureau Life marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to improve the financial well being and quality of life of farmers and ranchers through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs generally include policy development, government relations activities, leadership development, communications training and education, market education classes, commodity conferences, and young farmer activities. Member services provided by Farm Bureau vary by state but often include newspaper and magazine subscriptions, as well as discounts or savings on eye wear, prescription drugs, hotels, car rentals and select vehicles. In addition, members have access to theft and arson rewards, accidental death insurance, banking services, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial planning services.
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
We have royalty agreements with each state Farm Bureau federation in our Farm Bureau marketing territory giving us the right to use the “Farm Bureau” and “FB” designations in that particular state. Each state Farm Bureau federation in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalty agreements vary in term and have expiration dates ranging from December 31, 2011 to December 31, 2032, depending on the state. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 2005, royalty expense totaled approximately $1.5 million.
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
We have marketing agreements with all of the Farm Bureau property-casualty companies in our Farm Bureau Life marketing area, pursuant to which the property-casualty companies provide access to their distribution system. The property-casualty companies also provide certain services, which include recruiting and training an agency force that sells both property-casualty products for that company and life products for us. For 2005, we incurred fees totaling $7.3 million for the access and services provided under these agreements.
Our Advisory Committee, which consists of executives of the Farm Bureau property-casualty insurance companies in our marketing territory, assists us in our relationships with the property-casualty organizations and the Farm Bureau federation leaders in their respective states. The Advisory Committee meets on a regular basis to coordinate efforts and issues involving the agency force and other matters. The Advisory Committee is an important contributor to our success in marketing products through our Farm Bureau distribution system.
Farm Bureau Life Agency Force
Our life insurance and annuities are currently marketed throughout our 15 state marketing territory by an exclusive Farm Bureau agency force. We have a written contract with each member of our agency force. The contracts do the following:
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
Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty company, our agents are led by agency managers employed by the property-casualty companies which are under our direction. There are 1,238 agents and managers in our multi-line states, all of whom market a full range of our life insurance and annuity products. These agents and managers also market products for the property-casualty companies that we manage.
In our life only states, our life insurance and annuity products are marketed by agents of the property-casualty company affiliated with the Farm Bureau federation of that state. These agents and managers, of which there are 762, market our life and annuity products on an exclusive basis and market the property-casualty products of that state’s affiliated property-casualty companies. Agents as well as agency managers in our life only states are independent contractors or employees of the affiliated property-casualty companies.
In addition, all Farm Bureau Life agents market mutual funds sponsored by us, as well as other mutual funds, which we allow them to sell.
As of December 31, 2005, 93% of the agents in our multi-line states were licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and mutual funds. We emphasize and encourage the training of agents for NASD licensing throughout our Farm Bureau Life territory.
We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.
We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the premium level of new life business written in the prior 12 months and the persistency of the business written by the agent. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the agent’s production bonus, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. Production bonuses allow agents to increase their compensation significantly. In 2005, approximately 35% of agent compensation in our multi-line states was derived from the sale of life and annuity products.
The focus of agency managers is to recruit and train agents to achieve high production levels of profitable business. Managers receive overwrite commissions on each agent’s life insurance commissions which vary according to that agent’s productivity level and persistency of business. During the first three years of an agent’s relationship with us, the agent’s manager receives additional overwrite commissions to encourage early agent development. Early agent development is also encouraged through financing arrangements and the annualization of commissions paid when a life policy is sold.
We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 13% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2005 in our multi-line states was approximately 51%. Retention of our agents is enhanced because of their ability to sell life and property-casualty insurance products, as well as mutual funds.

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
We require all agents to be under an IMO which is responsible for any uncollectible commission-related debts. Credit, criminal and state license background checks are performed on all applicants and evidence of current errors and omissions insurance coverage is required. At year-end 2005, we had 10,162 agents appointed to sell EquiTrust Life products and were generally adding 100 to 150 new agents each week.
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
Alliance Partners — Distribution
Our variable alliance partners have 1,957 registered representatives who are licensed to sell variable products under our agreements with them. Our partners continue working with their sales forces, which are comprised of exclusive agents, to license them to become registered representatives. The percentage of our partners’ agents licensed to sell variable products has grown steadily to 50% at December 31, 2005. These alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products. These agents also have access to our Just-In-Time sales support center.

Segmentation of Our Business
We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are (1) Traditional Annuity – Exclusive Distribution (“Exclusive Annuity”), (2) Traditional Annuity – Independent Distribution (“Independent Annuity”), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a corporate and other segment.
See Note 15 of the notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Information” for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums collected by product type and distribution source. Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents.
Traditional Annuity – Exclusive Distribution Segment
We sell a variety of traditional annuity products through our exclusive agency force. The Exclusive Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). In addition, during the fourth quarter of 2005, our exclusive agents began selling index annuities. Traditional annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. The following table sets forth our annuity premiums collected for the years indicated:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Traditional Annuity – Exclusive Distribution:
First year – individual	$95,980	$152,155	$146,105
Renewal – individual	73,583	73,739	65,668
Group	7,845	5,346	15,818

Total Traditional Annuity – Exclusive Distribution	$177,408	$231,240	$227,591

The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums collected in 2005 is due to a rise in short-term market interest rates during 2005, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. Average crediting rates on our individual deferred annuity contracts were 4.16% in 2005, 4.53% in 2004 and 4.82% in 2003, while the average three-month U.S. Treasury rate was 3.07% in 2005, 1.34% in 2004 and 1.02% in 2003. Premiums collected in our Farm Bureau market territory in 2005 are concentrated in the following states: Iowa (31%), Kansas (29%) and Oklahoma (7%).

Fixed Rate Annuities
We offer annuities that are generally marketed to individuals in anticipation of retirement. We offer traditional annuities principally in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 41% of our existing individual direct traditional annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders’ account balance is imposed for early termination of the annuity contract within a specified period after its effective date. The surrender charge rate varies by product, but typically starts at 10% and decreases 1% per year for the first ten years the contract is in force. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these options.
In addition to FPDAs, we also market single premium deferred annuity (SPDA) and single premium immediate annuity (SPIA) products which feature a single premium paid when the contract is issued. Benefit payments and the surrender charge structure on SPDA contracts are similar to other fixed rate annuities. Benefit payments on SPIAs begin immediately after the issuance of the contract.
After the payment of acquisition costs, we invest the premiums we receive from fixed rate annuities and the investments reside in our general account. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed rate annuities is known as the investment spread. The investment spread is a major driver of the profitability for all of our traditional annuity products.
Index Annuities
We offer a single premium deferred index annuity product through our exclusive agency force. The index annuity contract value is equal to the premiums paid plus annual index credits and any minimum guaranteed interest credited. The minimum guaranteed contract value is equal to 100% of the premium collected plus interest credited at an annual rate of 1.65%. The index credits earned by the contract holders are dependent upon a monthly average of the return of the S&P 500 Index. This return is subject to an overall limit, or “cap,” on the amount of annual index credits the contract holder may earn in any one contract year. During 2005, the cap on our index contract was 9%, but may be adjusted annually to a minimum of 6%. The contract also has a provision for a percentage, known as the “participation rate,” that defines the contract holder’s level of participation in index gains each year. This rate was 100% during 2005, but may be reset annually, subject to a minimum of 80%. The contract also provides for an additional fee called an index margin. While the index margin is currently 0%, it can be raised as high as 3%. The index annuity has a surrender charge structure similar to that for our fixed rate annuities.
Similar to our fixed rate annuities, we invest the index premiums we receive, after the payment of acquisition costs, in our investment portfolio. In addition, a portion of the premiums is used to purchase call options to fund index credits owed to the contract holder. The investment spread on our index annuities is computed as the yield we earn on our investment portfolio less (1) the cost of the call options and (2) any guaranteed interest credited. We have the ability to adjust the cost of the call options by adjusting the cap, participation rate and index margin on the contracts.
Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities were 3.1% for 2005, 3.1% for 2004 and 2.7% for 2003.
Interest Crediting Policy
We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates and index terms based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We examine earnings on assets by portfolio. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.50% to 5.50%, with a weighted average guaranteed crediting rate of 3.25% at December

31, 2005 and 3.33% at December 31, 2004. The following table sets forth account values of individual deferred fixed rate annuities (excluding index annuities) for the Exclusive Annuity segment broken out by the excess of current interest crediting rates over guaranteed rates:

	Account Value at December 31,
	2005	2004
	(Dollars in thousands)
At guaranteed rate	$156,140	$95,277
Between guaranteed rate and 50 basis points	216,771	266,511
Between 50 basis points and 100 basis points	68,388	31,061
Greater than 100 basis points	978,583	935,766

Total	$1,419,882	$1,328,615

The following table sets forth in force information for our Exclusive Annuity segment:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
Number of direct contracts	54,222	54,212	52,162
Interest sensitive reserves	$1,818,345	$1,750,821	$1,582,921
Index annuity reserves	3,533	—	—
Other insurance reserves	391,141	368,817	353,479
Traditional Annuity – Independent Distribution Segment
The Independent Annuity segment consists of fixed rate annuities, supplementary contracts (some of which involve life contingencies) and index annuities sold by our independent agents or assumed through our coinsurance agreements. The following table sets forth our annuity premiums collected for the years indicated:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Direct:
First year – individual	$901,640	$472,273	$821
Renewal – individual	665	—	—

Total direct – individual	902,305	472,273	821
Reinsurance assumed	6,149	204,117	653,103

Total Traditional Annuity — Independent Distribution, net of reinsurance	$908,454	$676,390	$653,924

Direct traditional annuity premiums collected increased in 2005 and 2004 due to the expansion of our EquiTrust Life distribution. The number of agents licensed to sell our products increased to 10,162 at December 31, 2005, from 4,778 at December 31, 2004 and 177 at December 31, 2003. Approximately 88.9% of the direct first year premiums collected in 2005 is from the sale of index annuities and 11.1% is from the sale of multi-year guarantee annuities (MYGA). Our direct annuity sales in 2005 are widely disbursed throughout the United States with the largest concentration in the states of Florida (14%), California (10%) and North Carolina (8%). In 2005, 74 IMOs produced at least $2.0 million of premiums collected with the largest providing approximately $96.6 million. The five largest IMOs combined for a total of $305.1 million of premium from agents appointed directly with them. No one IMO, bank or broker/dealer accounted for more than 11% of our direct premiums collected in 2005. Reinsurance assumed decreased during 2005 and 2004 due to the suspension of our coinsurance agreement with American Equity.
Our EquiTrust Life independent channel currently offers a variety of fixed rate and index annuities. These products are available to individuals who are seeking to accumulate tax-deferred savings for retirement or other purposes. In 2005, 47% of premiums were placed in annuities that were part of some tax-qualified benefit plan (primarily IRA) and 53% in other non-qualified savings plans. Most of the annuity plans can be sold to customers up to age 80. The weighted average issue age of business in force at December 31, 2005 was 68. Surrender charge rates range from 9% to 20% and surrender charge periods range from 3 years to 14 years depending upon the terms of the product.

Index Annuities
Approximately 76.7% of the annuities in the Independent Annuity segment are index annuities. The underlying indices available under the contracts vary by product, but may include the S&P 500, the Dow Jones Industrial Average, the NASDAQ 100, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index. The products require annual crediting of interest and a reset of the applicable index at intervals specified in the contracts. Approximately 85.3% of the direct index annuities have an annual reset period ending on each contract anniversary date and the balance of the index annuities have a two-year reset period. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next reset date) or a daily or monthly averaging of the index during the reset period. These products allow contract holders to transfer funds among the indices and a traditional fixed rate strategy at the end of each reset period.
The index annuity contract value is equal to the premiums paid plus (1) interest credited to the fixed portion of the contract, (2) index credits on the indexed portion of the contract and (3) any minimum guaranteed interest credited. Index credits are based upon the contract holder’s participation rate of the appreciation in a recognized index or benchmark during the indexing period. The participation rate varies among the products generally from 50% to 100%. Some of the products we coinsure also have an index margin ranging from 1.5% to 5.0%, which is deducted from the interest to be credited. The index margins may be adjusted annually, subject to stated limits. In addition, some products apply a cap ranging from 5.0% to 13.0%, on the amount of annual index credits the contract holder may earn in any one indexing period, and, for certain products, the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 1.00% to 3.50% on a cumulative basis.
Certain index annuities sold through the EquiTrust Life independent distribution are “bonus” products. These products are credited with a premium bonus ranging from 5% to 10% of the initial annuity deposit upon issuance of the contract. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
A portion of the premium received from the contract holder is used to purchase one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, index margins and/or caps, subject to minimum guarantees.
After the purchase of the call options and payment of acquisition costs, we invest the balance of the index premiums and the investments reside in our general account. With respect to that portion of the index account value allocated to an index crediting strategy, our spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract), the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of options purchased over the expected life of an index annuity (typically 10 to 15 years), we would incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits.
Fixed Rate Annuities
Approximately 23.3% of the annuities in the Independent Annuity segment are fixed rate annuities. We coinsure FPDA and SPDA products with characteristics which are generally similar to the products offered through the Exclusive Annuity segment. In addition, we sell MYGAs that include guarantees of the annual crediting rate for three-year, five-year, six-year, eight-year or ten-year periods.
Certain fixed rate annuities sold through our EquiTrust Life independent distribution are “bonus” products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 0% to 6% of the annuity deposit for the first contract year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting rate is established.

Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities (including both direct and assumed business) were 5.1% for 2005, 4.7% for 2004 and 4.6% for 2003.
Interest Crediting Policy
We have a steering committee that meets monthly, or more frequently if required, to review and establish current period interest and index terms for products sold through our EquiTrust Life independent distribution. The interest and index terms are based upon current investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. The average interest credited rate on our MYGA contracts, including bonus interest, was 4.87% in 2005 and 4.90% in 2004. The average rate for these contracts, excluding bonus interest, was 3.77% in 2005 and 3.71% in 2004. The guaranteed minimum crediting rates for these contracts range from 1.50% to 3.00%, with a weighted average guaranteed crediting rate of 1.91% at December 31, 2005 and 1.99% at December 31, 2004. The average crediting rate for the traditional fixed rate strategy for our index annuities sold through our EquiTrust Life independent distribution was 2.88% in 2005 and 3.19% in 2004. The guaranteed minimum crediting rates for the fixed rate strategy of our index annuities range from 1.50% to 2.30%, with a weighted average guaranteed crediting rate of 1.83% at December 31, 2005 and 1.62% at December 31, 2004.
We do not have the ability to adjust interest-crediting rates or other non-guaranteed elements of the underlying business assumed through coinsurance agreements. Average credited rates on fixed rate annuities assumed, including bonus interest, were 3.45% in 2005, 4.15% in 2004 and 5.81% in 2003. Average credited rates on fixed rate annuities assumed, excluding bonus interest, were 3.42% in 2005, 3.76% in 2004 and 4.10% in 2003.
Most of the fixed rate annuity contracts assumed through coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of approximately 3.02% at December 31, 2005 and December 31, 2004. For contracts assumed from EMCNL, these guaranteed rates range from 3.00% to 3.50%, with a weighted average guaranteed crediting rate of approximately 3.18% at December 31, 2005 and December 31, 2004. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuity business assumed:

	Account Value at December 31,
	2005	2004
	(Dollars in thousands)
At guaranteed rate	$51,932	$52,037
Between guaranteed rate and 50 basis points	542,420	518,483
Between 50 basis points and 100 basis points	72,933	10,533
Greater than 100 basis points	4,161	184,520

Total	$671,446	$765,573

The following table sets forth in force information for our Independent Annuity segment:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
Number of direct contracts	22,607	8,044	28
Interest sensitive reserves	$831,916	$773,094	$709,003
Index annuity reserves	2,733,772	1,932,091	1,338,176
Other insurance reserves	5,677	5,626	3,107
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
The following table sets forth our traditional and universal life insurance premiums collected for the years indicated:

	For the year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Universal life:
First year	$2,744	$2,300	$1,968
Renewal	38,666	38,935	39,067

Total	41,410	41,235	41,035
Participating whole life:
First year	16,453	16,411	16,020
Renewal	83,668	81,232	78,912

Total	100,121	97,643	94,932
Term life and other:
First year	6,652	5,893	6,270
Renewal	38,265	36,351	34,403

Total	44,917	42,244	40,673

Total Traditional and Universal Life	186,448	181,122	176,640
Reinsurance assumed	13,572	14,503	15,173
Reinsurance ceded	(15,712)	(13,323)	(11,714)

Total Traditional and Universal Life, net of reinsurance	$184,308	$182,302	$180,099

For our direct traditional and universal life premiums collected in our Farm Bureau market territory, premiums collected in 2005 are concentrated in the following states: Iowa (25%), Kansas (17%) and Oklahoma (12%).
Traditional Life Insurance
We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 43% of direct life receipts from policyholders during 2005 and represented 14% of life insurance in force at December 31, 2005.
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
Underwriting
We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 12 underwriters who have an average of 20 years of experience in the insurance industry. Our underwriters review each applicant’s written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 16 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.
Lapse Rates
A summary of our individual life insurance lapse rates (for our direct traditional, universal life and variable life insurance products), compared to industry averages, is outlined in the following table:

	Lapse rates for the year ended December 31,
	2005		2004	2003
Our life insurance lapse rates	7.0%		7.5%	7.3%
Industry life insurance lapse rates (A)	(B	)	7.0	7.6

(A)	Source: 2005 Best’s Aggregates and Averages
(B)	The industry lapse rate for 2005 is not available as of the filing date of this Form 10-K.

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
Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.1 million depending on when the policy was issued. Indemnity reinsurance does not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by us has failed to pay any material policy claims (either individually or in the aggregate) with respect to our ceded business. We continually monitor the financial strength of our reinsurers. If for any reason reinsurance coverages would need to be replaced, we believe that replacement coverages from financially responsible reinsurers would be available.

Interest Crediting and Participating Dividend Policy
The interest crediting policy for our traditional and universal life insurance products is the same as for our traditional annuity products in the Exclusive Annuity segment. See “Interest Crediting Policy” under the Exclusive Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 4.49% in 2005, 4.48% in 2004 and 5.06% in 2003. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.85% at December 31, 2005 and 3.86% at December 31, 2004. The following table sets forth account values of interest sensitive life products broken out by the excess of current interest crediting rates over guaranteed rates:

	Account Value at December 31,
	2005	2004
	(Dollars in thousands)
At guaranteed rate	$37,022	$37,408
Between guaranteed rate and 50 basis points	345,861	346,367
Between 50 basis points and 100 basis points	21,932	19,979
Greater than 100 basis points	216,432	209,638

Total	$621,247	$613,392

All of the universal life contracts assumed from EMCNL have a guaranteed minimum crediting rate of 4.00% at December 31, 2005. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for interest sensitive life business assumed from EMCNL:

	Account Value at December 31,
	2005	2004
	(Dollars in thousands)
At guaranteed rate	$94,977	$—
Between guaranteed rate and 50 basis points	6,188	1,318
Between 50 basis points and 100 basis points	21,377	56,589
Greater than 100 basis points	27,604	95,437

Total	$150,146	$153,344

Policyholder dividends are currently being paid and will continue to be paid as declared on participating policies. Policyholder dividend scales are generally established annually and are based on the performance of assets supporting these policies, the mortality experience of the policies and expense levels. Other factors, such as changes in tax law, may be considered as well. Our participating business does not have minimum guaranteed dividend rates.
The following table sets forth in force information for our traditional and universal life insurance segment:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands, except face amounts in millions)
Number of direct policies - traditional life	325,039	323,719	325,240
Number of direct policies – universal life	57,725	58,876	60,439
Direct face amounts – traditional life	$23,717	$21,835	$20,427
Direct face amounts – universal life	4,699	4,724	4,787
Interest sensitive reserves	771,627	766,953	761,452
Other insurance reserves	1,327,151	1,308,399	1,265,054

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

	For the year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Variable annuities:
Exclusive distribution:
First year	$55,626	$35,168	$32,567
Renewal	22,161	20,014	16,182

Total	77,787	55,182	48,749
Alliance channel:
First year (1)	27,372	26,048	15,850
Renewal (1)	5,007	3,416	2,399

Total	32,379	29,464	18,249

Total variable annuities	110,166	84,646	66,998
Variable universal life:
Exclusive distribution:
First year	5,549	4,002	4,721
Renewal	44,127	43,885	42,776

Total	49,676	47,887	47,497
Alliance channel:
First year (1)	1,220	858	773
Renewal (1)	1,480	1,301	1,078

Total	2,700	2,159	1,851

Total variable universal life	52,376	50,046	49,348

Total Variable	162,542	134,692	116,346
Reinsurance ceded	(417)	(1,415)	(754)

Total Variable, net of reinsurance	$162,125	$133,277	$115,592

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Variable premiums collected increased in 2005 and 2004 due to positive market conditions for our variable products. Variable sales tend to vary with the performance of and confidence level in the equity markets. The S&P 500 stock index increased 3.0% in 2005, 9.0% in 2004 and 26.4% in 2003. Variable premiums collected in our Farm Bureau market territory are concentrated in the following states for 2005: Iowa (34%), Kansas (13%) and Minnesota (12%).
During the third quarter of 2005, a former variable alliance partner recaptured a block of variable annuity contracts previously assumed by us with an account value totaling $45.5 million at September 30, 2005. Premiums assumed from this alliance partner totaled $9.3 million in 2005, $9.0 million in 2004 and $5.2 million in 2003.
Variable Universal Life Insurance
We offer variable universal life policies that are similar in design to universal life policies, but the policyholder has the ability to direct the cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Policyholders can select from variable sub-accounts managed by us as well as sub-accounts that are managed by outside investment advisors. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared. See “Variable Sub-Accounts and Mutual Funds.”

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
Our variable annuity products have a guaranteed minimum death benefit (GMDB) rider. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, which makes up the majority of our variable annuity account balance, the GMDB is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and issued or assumed by EquiTrust Life generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date. In addition, certain of our variable annuity products have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder. Our exposure to GMDBs and IDBs, the amount considered in the money, is $27.6 million at December 31, 2005. The reserve for these benefits is determined using scenario-based modeling techniques and industry mortality assumptions. The related reserve recorded at December 31, 2005 totaled $0.9 million. We do not issue variable annuity contracts with guaranteed living benefit riders that guarantee items such as a minimum withdrawal benefit, a minimum account balance or a minimum income benefit.
Underwriting and Reinsurance
Our underwriting standards and reinsurance programs for our variable life products are the same as our standards and programs for our traditional and universal life insurance products. See “Underwriting” and “Reinsurance” under the Traditional and Universal Life Insurance segment discussion.
The following table sets forth in force information for our Variable segment:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts – variable annuity	20,137	19,274	18,350
Number of direct policies – variable universal life	65,596	66,512	67,512
Direct face amounts – variable universal life	$7,501	$7,331	$7,212
Separate account assets	639,895	552,029	463,772
Interest sensitive reserves	213,906	209,869	203,317
Other insurance reserves	29,715	19,507	20,785
Corporate and Other Segment
The Corporate and Other segment includes (i) advisory services for the management of investments and companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services, primarily with affiliates; (iv) a small block of closed accident and health business; (v) interest expense and (vi) minority interest pertaining to distributions on trust preferred securities.
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

The EquiTrust Series Fund and EquiTrust Variable Insurance Series Fund each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital and/or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a diversified portfolio of high-grade income-bearing debt securities; (3) as high a level of current income as is consistent with investment in a diversified portfolio of lower-rated, higher yielding income-bearing securities; (4) high level of total investment return through income and capital appreciation by investing in common stocks and other equity securities, high grade debt securities and high quality short-term money market instruments; (5) maximum current income consistent with liquidity and stability of principal; and (6) growth of capital and income by investing primarily in common stocks of well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2005 totaled $519.9 million.
EquiTrust Investment Management Services, Inc. (the Advisor), a subsidiary, receives an annual management fee based on the average daily net assets of each EquiTrust Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Variable Insurance Series Fund. In addition, the Advisor receives a 0.05% accounting fee. EquiTrust Marketing Services, LLC (EquiTrust Marketing), a subsidiary, serves as distributor and principal underwriter for the EquiTrust Funds. EquiTrust Marketing receives from the Series Fund a front-end load fee ranging from 0% to 5.75% for Class A share sales, an annual distribution services fee of 0.25% for Class A shares and 0.50% for Class B shares, a 0.25% annual administration services fee for Class A and B shares and a contingent deferred sales charge paid on the early redemption of Class B shares. EquiTrust Marketing also serves as the principal dealer for the Series Fund and receives commissions and fees.
Our variable products include sub-accounts that invest in funds managed by outside investment advisors in addition to our proprietary funds. We receive an administrative service fee from the outside investment advisors ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (7 sub-accounts), Dreyfus Corporation (6 sub-accounts), T. Rowe Price Associates, Inc. (5 sub-accounts), Franklin Advisers, Inc. (6 sub-accounts), Summit Investment Partners, Inc. (3 sub-accounts), American Century Investment Management Services, Inc. (2 sub-accounts) and JP Morgan Investment Management Inc. (2 sub-accounts).
We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor, manager and principal underwriter of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $15.5 million at December 31, 2005.
EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing Services, LLC. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Please read the prospectus before you invest.
Ratings and Competition
Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life and EquiTrust Life are rated “A”(Excellent) by A.M. Best Company, Inc. (“A.M. Best”), A.M. Best’s third highest rating of 13 ratings assigned to solvent insurance companies, which currently range from “A++”(Superior) to “D”(Poor). In addition, both Farm Bureau Life and EquiTrust Life are rated “A”(Strong) by Standard & Poor’s, whose financial strength ratings for solvent insurance companies range from “AAA”(Extremely Strong) to “CC”(Extremely Weak). A.M. Best and Standard & Poor’s ratings consider claims paying ability and are not a rating of investment worthiness. All of our ratings have been issued with a stable outlook with the exception of the current “A” A.M. Best rating for EquiTrust Life, which was issued with a negative outlook.
We operate in a highly competitive industry. Insurers compete based primarily upon price, service level and the financial strength of the company. The operating results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies and other factors. We believe our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to maintain high ratings from A.M. Best and Standard & Poor’s. In connection with the development and sale of our products, we encounter significant competition from other insurance companies, and other financial institutions, such as banks and broker/dealers, many of which have financial resources substantially greater than ours.
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
Employees
At December 31, 2005, we had approximately 1,923 employees. A majority of our employees and the executive officers also provide services to Farm Bureau Mutual and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.
ITEM 1A. RISK FACTORS
The performance of our company is subject to a variety of risks. If any of the following risks develop into actual events, our business, financial condition or results of operations could be negatively affected.
If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.
We compete to attract and retain exclusive agents for Farm Bureau Life and independent agents for EquiTrust Life. Intense competition exists for persons and independent distributors with demonstrated ability. We compete primarily on the basis of our products, compensation, support services and financial position. Sales and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents and additional distribution sources for our products.
Changing interest rates and market volatility, and general economic conditions, affect the risks and the returns on both our products and our investment portfolio.
The market value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, the level of interest rates and recognized equity and bond indices, including, without limitation, the S&P 500, the Dow Jones Industrial Average, the NASDAQ 100, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index (the “Indices”). Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially and adversely affect the profitability of our products, the market value of our investments and the reported value of stockholders’ equity.

From time to time, for business or regulatory reasons, we may be required to sell certain of our investments at a time when their market value is less than the carrying value of these investments. Rising interest rates may cause declines in the value of our fixed maturity securities. With respect to our available for sale fixed maturity securities, such declines (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve) reduce our reported stockholders’ equity and book value per share.
A key component of our net income is the investment spread. A narrowing of investment spreads may adversely affect operating results. Although we have the right to adjust interest crediting rates on a substantial portion of our direct business in force, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to a minimum crediting rate filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions.
The profitability of our index annuities that are tied to market indices is significantly affected by the interest earned on investments, by the cost of underlying call options purchased to fund the credits owed to contract holders and by the minimum interest guarantees owed to the contract holder, if any. If there were little or no gains in the call options purchased over the expected life of an index annuity, we would incur expenses for credited interest over and above our option costs. In addition, if we are not successful in matching the terms of call options purchased with the terms of the index annuities, index credits could exceed call option proceeds. These items would cause our spreads to tighten and reduce our profits.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risks of Financial Instruments” for further discussion of our interest rate risk exposure and information regarding our asset-liability and hedging programs to help mitigate our exposure to interest rate risk.
Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our sales, profitability and reported book value per share.
We are subject to the risk that the issuers of our fixed maturity securities and other debt securities (other than our U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2005, we held $6,965.1 million of fixed income securities, $344.2 million of which represented below-investment grade holdings. Of these $344.2 million of below-investment grade holdings, 78.3% were acquired as investment grade holdings but, as of December 31, 2005, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.
We use derivative instruments to fund the credits on our index annuities. We purchase derivative instruments from a number of counterparties directly and through American Equity. If our counterparties fail to honor their obligations under the derivative instruments, we will have failed to provide for crediting to policyholders related to the appreciation in the applicable indices. Any such failure could harm our financial strength and reduce our profitability.
We also have six interest rate swaps with a notional amount of $300.0 million to manage interest rate risk on a portion of our flexible premium deferred annuity contracts. We purchased these instruments from two different counterparties. If these counterparties fail to honor their obligations, we will have additional exposure to an increase in interest rates, which could harm our financial strength and reduce our profitability.

As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk based capital computations.
As a holding company, we primarily rely on dividends from subsidiaries to meet our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to pay our parent company payment obligations, including debt service and dividends on our common stock.
The ability of our subsidiaries, Farm Bureau Life and EquiTrust Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2006, the maximum amount legally available for distribution to FBL Financial without further regulatory approval is $44.9 million from Farm Bureau Life and $21.6 million from EquiTrust Life. With respect to the amount available from Farm Bureau Life, $39.2 million is not available until December 2006 due to the timing and amount of dividend payments made during 2005.
In addition, the Life Companies are subject to the risk-based capital, or RBC, requirement of the NAIC set forth in the Risk-Based Capital for Insurers Model Act. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers relative to the risks assumed by them and determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities.
The Model Act provides for four different levels of regulatory actions based on annual statements, each of which may be triggered if an insurer’s total adjusted capital, as defined in the Model Act, is less than a corresponding RBC.
•	The company action level is triggered if an insurer’s total adjusted capital is less than 200% of its authorized control level RBC, as defined in the Model Act. At the company action level, the insurer must submit a plan to the regulatory authority that discusses proposed corrective actions to improve its capital position.

•	The regulatory action level is triggered if an insurer’s total adjusted capital is less than 150% of its authorized control level RBC. At the regulatory action level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed.

•	If an insurer’s total adjusted capital is less than its authorized control level RBC, the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer.

•	The mandatory control level is triggered if an insurer’s total adjusted capital is less than 70% of its authorized control level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.
Although we believe our current sources of funds provide adequate cash flow to us to meet our current and reasonably foreseeable future obligations, there can be no assurance that we will continue to have access to these sources in the future.
A significant ratings downgrade may have a material adverse effect on our business.
Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered significantly, our ability to market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our net income and liquidity. Our ratings reflect the agencies’ opinions as to the financial strength, operating performance and ability to meet obligations to policyholders of our insurance company subsidiaries.

There is no assurance that a credit rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the applicable rating agency, if in the rating agency’s judgment, circumstances so warrant. See “Item 1. Business — Ratings and Competition” for a summary of our current ratings.
Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.
Our earnings are significantly influenced by the claims paid under our insurance contracts and will vary from period to period depending upon the amount of claims incurred. There is only limited predictability of claims experience within any given quarter or year. The liability that we have established for future insurance and annuity policy benefits is based on assumptions concerning a number of factors, including interest rates, expected claims, persistency and expenses. In the event our future experience does not match our pricing assumptions or our past results, our operating results could be materially adversely affected.
Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve and deferred policy acquisition expense and deferred sales inducement amounts could have a material adverse impact on our net income.
The process of calculating deferred policy acquisition expense and deferred sales inducement amounts for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time or place) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Inaccuracies in one or more of these assumptions could have a material adverse impact on our net income.
Changes in federal tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally offer tax advantages to the policyholders, as compared to other savings instruments such as certificates of deposit and taxable bonds. This tax preference is the deferral of income tax on the earnings during the accumulation period of the annuity or insurance policy as opposed to the current taxation of other savings instruments.
Legislation eliminating this tax deferral would have a material adverse effect on our ability to sell annuities. Congress has from time to time considered legislation which would reduce or eliminate the benefits to policyholders of the deferral of taxation on the growth of value within certain insurance products or might otherwise affect the taxation of insurance products and insurance companies relative to other investments. To the extent that the Internal Revenue Code of 1986, as amended, is revised to reduce the tax-deferred status of insurance products, or to reduce the taxation of competing products, all life insurance companies, including us, could be adversely affected.
All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.
We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life subsidiaries write insurance. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies. Regulators oversee matters relating to sales practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.
State insurance regulators and the NAIC continually reexamine existing laws and regulations, and may impose changes in the future.
As noted above, our life subsidiaries are subject to the NAIC’s risk-based capital requirements which are used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies.
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. Legislation has been introduced in Congress in the past which could result in the federal government assuming some role in the regulation of the insurance industry. Furthermore, the NASD is attempting to regulate the sale of index annuities and limit sales of these products to registered representatives. The regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.
In addition, our investment management subsidiary is registered with the SEC as an investment adviser, and certain of its employees may be subject to state regulation. This subsidiary also manages investment companies (mutual funds) that are registered under the Investment Company Act, which places additional restrictions on its managers. Moreover, certain of our separate accounts are registered as investment companies under the Investment Company Act. The investment companies we advise and our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker/dealer subsidiary that distributes the shares of our managed investment companies separate accounts is a broker/dealer registered with the SEC and is subject to regulation under the Exchange Act and is a member of, and is subject to regulation by, the NASD, and is subject to various state laws. The registered representatives of our broker/dealer subsidiary and of other broker/dealers who distribute our securities products are regulated by the SEC and NASD and are further subject to applicable state laws. We cannot predict the effect that any proposed or future legislation or rule making by the SEC, NASD or the states will have on our financial condition or operational flexibility.
We face competition from companies having greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.
See “Item 1. Business — Ratings and Competition” for information regarding risks relating to competition.
Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.
Farm Bureau Life’s business relies significantly upon the maintenance of our right to use the “Farm Bureau” and “FB” trade names and related trademarks and service marks which are controlled by the American Farm Bureau. See discussion under “Business – Marketing and Distribution – Affiliation with Farm Bureau” for information regarding this relationship and circumstances under which our access to the Farm Bureau membership base and use of the “Farm Bureau” and “FB” designations could be terminated. We believe our relationship with the Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. The loss of the right to use these designations in a key state or states could have a material adverse effect upon operating results.
Our business and operations are interrelated to a degree with that of the American Farm Bureau, its affiliates, and state Farm Bureaus. The overlap of the business, including service of certain common executive officers and directors of the Company and the state Farm Bureau federations, may give rise to conflicts of interest among these parties. Conflicts could arise, for example, with respect to business dealings among the parties, the use of a common agency force, the sharing of employees, space and other services and facilities under intercompany agreements, and the allocation of business opportunities between them. Additional conflicts of interest could arise due to the fact that the presidents of several of the state Farm Bureau federations, who serve as directors elected by Class B stockholders pursuant to the Stockholders Agreement, are elected as presidents by members of Farm Bureau organizations, many of whom are also purchasers of our products. Conflicts of interest could also arise between the Company and the various state Farm Bureau federations in our life-only states, some of whose presidents serve as directors of the Company, and which control their state affiliated property-casualty insurance company, with respect to the use of the common agency force. We have adopted a conflict of interest policy which requires a director to disclose to the Board of Directors and any appropriate committee of the Board, the existence of any transaction or proposed transaction in which the Director has a direct or indirect interest, and the material facts relating thereto. In addition, a majority of our directors are independent.
We assumed a significant amount of closed block business through coinsurance agreements and have only a limited ability to manage this business.
We have assumed through coinsurance agreements a substantial block of annuity business written by American Equity and certain traditional life, universal life and annuity business written by EMCNL. Our ability to manage the products covered by the coinsurance arrangements is limited and we can make no assurances that our coinsurance counterparties will make decisions regarding the operations of the business covered by the coinsurance agreements in the same manner that we would or in a manner that would have a positive impact on the business covered by the coinsurance arrangements. In addition, we rely on American Equity and EMCNL to supply us with accurate financial and accounting data relating to the business coinsured.
Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.
We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of participating whole life and universal life products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. New sales of term life products are reinsured on a first dollar quota share basis and do not require the reinsurer’s prior approval within certain guidelines. Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.1 million depending upon when the policy was issued.
Indemnity reinsurance does not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. Should any reinsurer fail to meet the obligations assumed under such reinsurance, we remain liable for these liabilities, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.
We may experience volatility in net income due to accounting standards for derivatives.
Under Statement of Financial Accounting Standards (Statement) No. 133, as amended, derivative instruments (including certain derivative instruments embedded in other contracts) not designated as hedges are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report in four ways.
•	We must mark to market the purchased call options we use to fund the index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their lives. The change in the difference between fair value and remaining option cost at beginning and end of year totaled $0.5 million in 2005, $7.8 million in 2004 and $15.6 million in 2003.

•	Under Statement No. 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the contracts. The change in fair value of embedded derivatives increases with increases in volatility in the indices and changes in interest rates. The change in fair value of the embedded derivatives will not correspond to the change in fair value of the purchased call options because the purchased options are one or two-year options while the options embedded in the index annuities cover the expected lives of the contracts which typically exceed 10 years. Changes in the value of the embedded derivatives included in the index annuity contracts totaled $4.9 million in 2005, $2.4 million in 2004 and $14.2 million in 2003.

•	We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the two items discussed above.

•	Our earnings are also affected by the changes in the value of the embedded derivatives in convertible fixed maturity securities, modified coinsurance contracts and when-issued securities. Changes in the value of these embedded derivatives totaled ($0.5) million in 2005, $0.4 million in 2004 and $0.3 million in 2003.
The application of Statement No. 133 in future periods to our index annuity business may cause volatility in our reported net income.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the NASD, the Department of Labor, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. While we are not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. The property leased currently consists primarily of approximately 171,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. Operations related to our EquiTrust Life expansion are conducted from 16,000 square feet of another office building in West Des Moines, Iowa. This space is leased under two operating leases which expire in 2006. We expect to renew these leases when they come due. We consider the current facilities to be adequate for the foreseeable future.
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
Stock Market and Dividend Information
The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2005 and 2004.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2005
High	$28.80	$28.50	$30.79	$32.95
Low	25.85	25.15	27.50	28.88

Dividends declared and paid	$0.105	$0.105	$0.105	$0.105

2004
High	$29.35	$28.51	$28.26	$29.72
Low	24.35	24.43	24.20	24.20

Dividends declared and paid	$0.10	$0.10	$0.10	$0.10
There is no established public trading market for our Class B common stock. As of February 1, 2006, there were approximately 4,500 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in “street name”), and 24 holders of Class B common stock.
Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2006 will be $0.115 per common share.
For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” and Notes 1 and 14 to the consolidated financial statements.
Issuer Purchases of Equity Securities
We did not have any issuer purchases of equity securities for the quarter ended December 31, 2005.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive and index product charges	$96,258	$89,925	$83,944	$78,475	$70,492
Traditional life insurance premiums	134,618	131,865	129,190	121,999	114,998
Accident and health premiums	385	480	566	493	3,044
Net investment income	475,443	416,081	395,881	348,359	285,087
Derivative income (loss)	(2,800)	15,607	17,078	(10,418)	100
Realized/unrealized gains (losses) on investments	2,961	8,175	(2,008)	(14,879)	(15,878)
Total revenues	728,148	682,602	641,545	541,115	474,590

Income from continuing operations (1) (2)	72,842	66,076	65,945	50,668	40,401
Cumulative effect of change in accounting for derivative instruments	—	—	—	—	344
Net income (1) (2)	72,842	66,076	65,945	50,668	40,745
Net income applicable to common stock (1)	72,692	65,926	63,648	46,331	36,543
Per common share:
Income from continuing operations	2.51	2.31	2.27	1.68	1.32
Income from continuing operations — assuming dilution	2.47	2.26	2.23	1.64	1.30
Earnings	2.51	2.31	2.27	1.68	1.33
Earnings — assuming dilution	2.47	2.26	2.23	1.64	1.31
Cash dividends	0.42	0.40	0.40	0.40	0.40
Weighted average common shares outstanding — assuming dilution	29,414,988	29,140,890	28,548,882	28,168,508	27,867,140
Consolidated Balance Sheet Data
Total investments	$8,299,208	$7,501,680	$6,341,701	$5,387,369	$4,300,856
Assets held in separate accounts	639,895	552,029	463,772	347,717	356,448
Total assets	10,153,933	9,100,736	7,949,070	6,799,449	5,629,189
Long-term debt (2)	218,446	217,183	140,200	—	40,000
Total liabilities	9,309,538	8,267,934	7,201,082	5,955,362	4,883,574
Company-obligated mandatorily redeemable preferred stock of subsidiary trust (2)	—	—	—	97,000	97,000
Series C redeemable preferred stock (2)	—	—	—	85,514	82,691
Total stockholders’ equity (3)	844,231	832,611	747,827	661,363	565,793
Book value per common share (3)	28.88	28.87	26.42	23.71	20.53
Notes to Selected Consolidated Financial Data
(1)	Amounts are impacted by equity income from an equity investee totaling $4.4 million in 2003 and $1.4 million in 2002 and 2001. Beginning in 2004, we discontinued applying the equity method of accounting for this investment as our share of percentage ownership decreased due to the equity investee’s initial public offering of common stock in December 2003.
(2)	See Note 1 to the consolidated financial statements for an explanation of the impact of accounting changes on net income, long-term debt, company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock beginning in 2003.
(3)	Amounts are impacted by net unrealized gains on investments and derivative instruments designated as hedges totaling $82.3 million in 2005, $141.2 million in 2004, $121.6 million in 2003, $95.1 million in 2002 and $39.4 million in 2001. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserves and value of insurance in force acquired.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview and Profitability
We sell individual life insurance and annuity products through an exclusive distribution channel and individual annuity products through independent agents and brokers. Our exclusive agency force consists of 2,000 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Our fast growing independent channel, which we began in 2003, consists of 10,162 agents and brokers operating throughout the United States. In addition to writing direct insurance business, we assume through a coinsurance agreement a percentage of certain annuities written by American Equity Investment Life Insurance Company (American Equity) prior to August 1, 2004. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty companies.
Our profitability is primarily a factor of the following:
•	The volume of our life insurance and annuity business in force, which is driven by the level of our sales, the volume of business assumed through coinsurance agreements and the persistency of the business written.
•	The amount of spread (excess of net investment income earned over interest credited/option costs) we earn on contract holders’ general account balances.
•	The amount of fees we earn on contract holders’ separate account balances.
•	Our ability to price our life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, investment results and our ability to maintain expenses in accordance with pricing assumptions drive our margins on the life products. On many products, we have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.
•	Our ability to manage our investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.
•	Our ability to manage the level of our operating expenses.
Significant Accounting Policies and Estimates
The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting polices, see Note 1 to our consolidated financial statements.
In accordance with U.S. generally accepted accounting principles (GAAP), premiums and considerations received for interest sensitive and index products such as ordinary annuities and universal life insurance are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. For index annuities, proceeds from call options are earned from a portion of the funds deposited, which are passed through to the contract holders in the form of index credits. Index credits and interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements. A summary of our significant accounting estimates and the hypothetical effects of changes in the material assumptions used to develop each estimate, are included in the following table. We have discussed the identification, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

Balance Sheet		Assumptions /	Effect if Different
Caption	Description of Critical Estimate	Approach Used	Assumptions / Approach Used
Fixed maturities - available for sale	We estimate the fair values of securities that are not actively traded.	Fair values are principally estimated using a matrix calculation assuming a spread over U. S. Treasury bonds. The spread is based on current interest rates, risk assessment of the bonds and the current market environment.	We believe that reasonable changes in the credit spreads, ranging from 15 basis points to 151 basis points, depending upon credit quality, would produce a total value ranging from $324.6 million to $310.3 million, as compared to the recorded amount of $312.7 million. Unrealized gains and losses on these securities are recorded directly in stockholders’ equity, net of offsets, as a component of accumulated other comprehensive income or loss.
Fixed maturities - available for sale and equity securities	We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.	We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value and other key economic measures.	At December 31, 2005, we had 517 fixed maturity and equity securities with gross unrealized losses totaling $71.1 million. Included in the gross unrealized losses are losses attributable to both movement in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition - Investments” section that follows. Net income would have been reduced by approximately $24.6 million if all these securities were deemed to be other than temporarily impaired on December 31, 2005.
Deferred policy acquisition costs and deferred sales inducements	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is dependent upon estimates of future gross profits or margins on this business. Key assumptions used include the following:
     • yield on investments supporting
       the liabilities,
     • amount of interest or dividends
        credited to the policies,
     • amount of policy fees and
        charges,
     • amount of expenses necessary
        to maintain the policies, and
     • amount of death and surrender
        benefits and the length of time
	the policies will stay in force.	These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is expected to total $75.0 million for 2006, excluding the impact of new production in 2006. A 10% increase in estimated gross profits for 2006 would result in $6.2 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in $6.3 million of decreased amortization expense.

Balance Sheet		Assumptions /	Effect if Different
Caption	Description of Critical Estimate	Approach Used	Assumptions / Approach Used
Future policy benefits	Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates and dividend crediting rates.

	The development of reserves for future policy benefits for index annuities requires the valuation of the embedded derivatives relating to the contract holder’s right to participate in one or more market indices. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indices, risk free interest rates, market returns and the expected lives of the contracts.	These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant. For index annuities, these assumptions are revised at each balance sheet date.	Due to the number of independent variables inherent in the calculation of traditional life insurance reserves and reserves for the embedded derivatives in index annuities, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.
Other assets/liabilities	The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2005 totaled $7.8 million.	We have assumed the expected long-term rate of return on plan assets will be 7.00%. In estimating the discount rate (5.75% for 2005), we based it on the rate of return currently available on high quality, fixed-income investments.	A 100 basis point decrease in the expected return on assets would result in a $0.5 million increase in pension expense. A 100 basis point decrease in the assumed discount rate would result in a $0.5 million increase in pension expense. A 100 basis point increase in these rates would result in a decrease to expense in approximately the same amount noted above.

Results of Operations for the Three Years Ended December 31, 2005

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Revenues	$728,148	$682,602	$641,545
Benefits and expenses	619,585	590,110	547,551

	108,563	92,492	93,994
Income taxes	(36,780)	(27,709)	(31,417)
Minority interest and equity income	1,059	1,293	3,368

Net income	72,842	66,076	65,945
Less dividends on Series B and C preferred stock	(150)	(150)	(2,297)

Net income applicable to common stock	$72,692	$65,926	$63,648

Earnings per common share	$2.51	$2.31	$2.27

Earnings per common share – assuming dilution	$2.47	$2.26	$2.23

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$177,408	$231,240	$227,591
Traditional Annuity – Independent Distribution	902,305	472,273	821
Traditional and Universal Life Insurance	170,736	167,799	164,926
Variable Annuity and Variable Universal Life (1)	162,125	133,277	115,592
Reinsurance assumed and other	20,159	219,118	668,809

Total	$1,432,733	$1,223,707	$1,177,739

Direct life insurance in force, end of year (in millions)	$35,917	$33,890	$32,426
Life insurance lapse rates	7.0%	7.5%	7.3%
Withdrawal rates — individual traditional annuity:
Exclusive Distribution	3.1%	3.1%	2.7%
Independent Distribution	5.1%	4.7%	4.6%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is a non-GAAP financial measure for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – Independent Distribution premiums collected increased significantly during 2005 and 2004 due to the successful expansion of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 10,162 at December 31, 2005, from 4,778 at December 31, 2004 and 177 at December 31, 2003. Reinsurance assumed and other premiums collected decreased during 2005 and 2004 due to the suspension of our coinsurance agreement (the coinsurance agreement) with American Equity effective August 1, 2004. As a result of this suspension, no transfers of new business will occur unless we and American Equity agree to resume the coinsurance of new business. The business assumed by us prior to the suspension will remain as part of our in force business.
Net income applicable to common stock increased 10.3% in 2005 to $72.7 million and 3.6% in 2004 to $65.9 million. As discussed in detail below, net income applicable to common stock in 2005 was positively impacted by growth in the volume of business in force, increased spreads earned on our universal life and individual traditional annuity products and a reduction in other underwriting, acquisition and insurance expenses. These items are partially offset by a decrease in realized gains on investments and a net increase in the value of embedded derivatives relating to our index annuities. Net income applicable to common stock in 2004 was positively impacted by growth in the volume of business in force, an increase in realized gains on investments and a decrease in our effective tax rate, partially offset by decreases in equity income and spreads earned on our individual annuity products and increases in operating expenses.
The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Year ended December 31,
	2005	2004	2003
Weighted average yield on cash and invested assets	6.18%	6.14%	6.81%
Weighted average interest crediting rate/index cost	3.88	4.13	4.57

Spread	2.30%	2.01%	2.24%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products, net of investment expenses. The weighted average crediting rate/index cost and spread are computed including the impact of the amortization of deferred sales inducements. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits through the purchase of options and minimum guaranteed interest credited on the index business. See the “Segment Information” section that follows for additional discussion of our spreads.
We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking on our results is as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Amortization of deferred policy acquisition costs	$1,732	$1,327	$(215)
Amortization of deferred sales inducements	108	—	—
Amortization of value of insurance in force acquired	584	1,183	393
Amortization of unearned revenues	(397)	(33)	(132)

Increase to pre-tax income	$2,027	$2,477	$46

Impact per common share (basic and diluted), net of tax	$0.04	$0.06	$—

The amounts of the unlocking adjustments and whether they increase or decrease income depend upon the nature of the underlying assumption changes made in the underlying amortization models. See the “Segment Information” section that follows for additional discussion of our unlocking adjustments.
Premiums and product charges are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$96,258	$89,925	$83,944
Traditional life insurance premiums	134,618	131,865	129,190
Accident and health premiums	385	480	566

Total	$231,261	$222,270	$213,700

Premiums and product charges increased 4.0% in 2005 to $231.3 million and 4.0% in 2004 to $222.3 million. The increases in interest sensitive and index product charges in 2005 and 2004 are driven principally by surrender charges on annuity and universal life products, increases in cost of insurance charges on universal life products and mortality and expense fees on variable products.
Surrender charges totaled $13.5 million in 2005, $9.9 million in 2004 and $7.5 million in 2003. Surrender charges increased due primarily to increases in surrenders relating to growth in the volume and aging of business in force. The average account value for annuity and universal life insurance in force, which increased due to increases in premiums collected as summarized in the “Other data” table above, totaled $5,523.8 million for 2005, $4,638.7 million for 2004 and $3,821.6 million for 2003. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to the annuity business assumed under the coinsurance agreement and business written directly through the EquiTrust Life independent agents as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period less onerous on the contract holder. We started assuming business under the coinsurance agreement in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. In total, surrender charges on this business totaled $10.9 million for 2005, $7.6 million for 2004 and $5.6 million for 2003.
Cost of insurance charges totaled $61.9 million in 2005, $59.8 million in 2004 and $58.1 million in 2003. Cost of insurance charges increased due primarily to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 44.6 years in 2005, 44.0 years in 2004 and 43.4 years in 2003.
Mortality and expense fees totaled $6.9 million in 2005, $5.8 million in 2004 and $4.4 million in 2003. Mortality and expense fees increased due to increases in the separate account balances on which fees are based. The average separate account balance increased to $588.0 million for 2005, from $500.9 million for 2004 and $391.3 million for 2003 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $118.2 million for 2005, $96.6 million for 2004 and $71.6 million for 2003. Net investment income and net realized and unrealized gains on separate account assets totaled $37.7 million for 2005, $49.0 million for 2004 and $89.6 million for 2003.
Traditional premiums increased in 2005 and 2004 due to an increase in the volume of business in force. The increase in the business in force is attributable primarily to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average traditional life insurance in force, net of reinsurance ceded, totaled $17,344 million for 2005, $16,246 million for 2004 and $15,116 million for 2003.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 14.3% in 2005 to $475.4 million and increased 5.1% in 2004 to $416.1 million. These increases are due to an increase in average invested assets of 13.5% to $7,645.4 million (based on securities at amortized cost) in 2005 and 15.5% to $6,734.7 million in 2004. Average invested assets totaled $5,828.5 million in 2003. The increases in average invested assets in 2005 and 2004 are due principally to net premium inflows, summarized above, from the Life Companies. The annualized yield earned on average invested assets was 6.22% in 2005, 6.18% in 2004 and 6.79% in 2003. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $8.4 million in 2005, $2.5 million in 2004 and $9.7 million in 2003. Net investment income includes ($0.6) million in 2005, ($0.5) million in 2004 and $3.3 million in 2003 representing acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions during the respective periods. See “Financial Condition - Investments” section that follows for a description of how changes in prepayment speeds impact net investment income. Market conditions in 2005, 2004 and 2003 decreased our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. The average yields on fixed maturity securities purchased were 5.44% for 2005, 5.56% for 2004 and 5.85% for 2003. The average yields on fixed maturity securities maturing or being paid down were 6.10% for 2005, 6.34% for 2004 and 7.21% for 2003. For 2005, the impact of these market conditions on our portfolio yield was offset by increased fee income and a decrease in our cash position and increased investment in corporate bonds.
Derivative income (loss) is as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration or upon early termination	$41,569	$33,637	$21,807
Change in the difference between fair value and remaining option cost at beginning and end of year	467	7,793	15,646
Cost of money for call options	(44,335)	(26,271)	(20,627)

	(2,299)	15,159	16,826
Other	(501)	448	252

Total	$(2,800)	$15,607	$17,078

The increases in gains received at expiration or termination are attributable to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The average account value of index annuities in force, which has increased due to new sales, totaled $2,299.1 million for 2005, $1,593.6 million for 2004 and $1,105.7 million for 2003. The changes in the difference between the fair value of the call options and the remaining option costs for 2005 and 2004 are caused primarily by the general change in the S&P 500 Index (upon which the majority of our options are based). For 2005, the S&P 500 Index increased on a point-to-point basis by 3.0%, compared to a point-to-point increase of 9.0% for 2004 and a point-to-point increase of 26.4% for 2003. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 Index averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of (i) the conversion feature embedded in convertible fixed maturity securities, (ii) the embedded derivative included in our modified coinsurance contracts and (iii) the forward commitments for the purchase of certain when-issued securities. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Gains on sales	$8,200	$15,633	$16,675
Losses on sales	(2,833)	(941)	(4,772)
Losses due to impairments	(2,250)	(6,517)	(13,911)
Unrealized losses on trading securities	(156)	—	—

Total	$2,961	$8,175	$(2,008)

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses at December 31, 2005 and 2004.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for 2005, 2004 and 2003, including the circumstances requiring the write downs, are summarized in the following table:

	Impairment		Impact on Other
General Description	Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Year ended December 31, 2005:

Major United States airline	$435	In September, additional adverse financial details regarding the company became available and the company filed for bankruptcy protection.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States automaker	$1,295	In June, adverse details regarding the financial status of the company became available.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Year ended December 31, 2004:

Major United States airline	$1,228	In September, the company was restructuring its lease obligations with lenders and negotiating labor costs. The company stated that if labor costs are not reduced, bankruptcy is probable.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$3,430	In June, the company was negotiating labor costs and we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Textile manufacturer	$1,632	In March, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales.	Credit specific issues with no impact on other material investments.

	Impairment		Impact on Other
General Description	Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Year ended December 31, 2003:

Northwest electric energy generator	$1,392	In September, issuer filed for bankruptcy after unsuccessful attempts to restructure. This reduced estimates on potential recovery.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Merchant energy generator	$595	In September, we noted a negative outlook for recovery, based on the company’s proposed reorganization plan. This plan would provide no recovery on our issue.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$2,330	In June, based on the company’s revenues and negative operating margins, we determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Major United States airline	$806	In March, the aircraft on one bond issue was returned to bondholders while other bond issues missed two consecutive debt payments. We determined there was a high probability of restructuring and possible bankruptcy filing.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

Hotel	$3,500	In March, this mortgage loan was restructured and written down to appraised value.	Credit specific issues with no impact on other material investments.

Merchant energy generator	$3,230	In March, issuer filed for bankruptcy and we reduced estimates on potential recovery.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

			Impact on Other
General Description	Impairment Loss	Circumstances	Material Investments
	(Dollars in
	thousands)
Year ended December 31, 2003 (continued):

Merchant energy generator	$866	In March, we wrote down due to restructuring in power generator sector and revised expectation of the length of time to recover full value.	Negative industry trends were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the years.
Interest sensitive and index product benefits are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$191,475	$175,459	$183,607
Index credits	44,549	49,688	20,189
Change in value of embedded derivative	4,891	2,352	14,203
Amortization of deferred sales inducements	10,263	6,792	4,040
Interest sensitive death benefits	37,840	33,792	38,431

Total	$289,018	$268,083	$260,470

Interest sensitive and index product benefits increased 7.8% in 2005 to $289.0 million and 2.9% in 2004 to $268.1 million. The increases in interest sensitive and index product benefits for 2005 and 2004 are due primarily to an increase in volume of annuity business in force, partially offset by the impact of decreases in interest crediting rates on many of our products during 2005 and 2004. Higher interest sensitive death benefits contributed to the increase in interest sensitive and index product benefits in 2005, however, these death benefits were lower and partially offset the increase in total benefits from 2003 to 2004. Interest sensitive and index product benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience (the rate and timing that individuals die) and the impact of changes in the equity markets on index credits and the value of the embedded derivatives for our index annuities.
The average account value of annuity contracts in force, which increased due to increases in premiums collected as summarized in the “Other data” table above, totaled $4,637.6 million for 2005, $3,762.0 million for 2004 and $2,959.4 million for 2003. These account values include values relating to index contracts totaling $2,299.1 million for 2005, $1,593.6 million for 2004 and $1,105.7 million for 2003.
The decreases in interest crediting rates were made in response to declining yields as noted in the “Net investment income” section above. The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.68% for 2005, 3.97% for 2004 and 4.45% for 2003.
The changes in the amount of index credits are impacted by growth in the volume of index annuities in force and the level of appreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income (loss).” The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which are related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs.
The increases in amortization of deferred sales inducements are driven by increases due to capitalization of costs incurred with new sales. Deferred sales inducements totaled $147.0 million at December 31, 2005, $78.4 million at December 31, 2004 and $39.1 million at December 31, 2003.
Traditional life insurance and accident and health policy benefits are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$85,600	$83,329	$75,852
Increase in traditional life and accident and health future policy
benefits	36,327	34,149	32,745
Distributions to participating policyholders	22,907	24,733	27,443

Total	$144,834	$142,211	$136,040

Traditional life insurance and accident and health policy benefits increased 1.8% in 2005 to $144.8 million and 4.5% in 2004 to $142.2 million. These increases are partially attributable to higher traditional life insurance death benefits, which increased 7.9% to $51.5 million in 2005 and 11.9% to $47.7 million in 2004. Traditional life insurance and accident and health future policy benefits for 2003 includes a reduction of $1.8 million in reserves relating to a change in valuation methodology for certain traditional life business. Distributions to participating policyholders decreased in 2005 and 2004 due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the “Net investment income” section above. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,904	$14,473	$13,508
Amortization of deferred policy acquisition costs	57,207	52,717	44,773
Amortization of value of insurance in force acquired	2,861	2,321	3,140
Other underwriting, acquisition and insurance expenses, net of
deferrals	78,616	80,535	69,514

Total	$152,588	$150,046	$130,935

Underwriting, acquisition and insurance expenses increased 1.7% in 2005 to $152.6 million and 14.6% in 2004 to $150.0 million. Commission expense decreased in 2005 due to an increase in commission allowances on reinsurance ceded and the impact of an agent contract change during 2005, partially offset by the impact of an increase in premiums. Commission expense increased in 2004 due to an increase in premiums. Amortization of deferred policy acquisition costs increased due principally to the impact of increases in the volume of annuity business in force in our Independent Annuity segment resulting from new sales and business assumed under the coinsurance agreement. Amortization of deferred policy acquisition costs on this business totaled $29.0 million in 2005, $25.7 million in 2004 and $19.5 million in 2003. In addition, amortization of deferred policy acquisition costs increased $0.9 million in connection with the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts during 2005. Fluctuations in the amortization of value of insurance in force acquired are primarily attributable to the impact of unlocking described above.
Other underwriting, acquisition and insurance expenses decreased in 2005 due primarily to a $2.1 million decrease in information technology expenses, a $1.5 million decrease in expenses relating to the imaging of policy files and a $0.6 million decrease in the loss on the sale of fixed assets. The information technology and imaging decreases are the result of completing projects and a reduction in allocated resources. These items were partially offset by a $2.3 million charge for severance, early retirement benefits and other costs relating to the closing of a life insurance processing unit in Manhattan, Kansas and other unrelated terminations during 2005. As a result of closing this unit, we expect to achieve annual pre-tax savings of approximately $4.0 million. We started experiencing these savings during the fourth quarter of 2005. Other underwriting, acquisition and insurance expenses increased in 2004 due partially to expenses relating to the expansion of our EquiTrust Life distribution through independent agents and brokers totaling $4.1 million in 2005 and $4.0 million in 2004. The expansion related costs are comprised primarily of salaries and related benefits due to increased staffing levels to manage and service this business. The increase in 2004 was also impacted by a $0.7 million loss on the sale of fixed assets and a $1.2 million increase in advertising expense. In addition, costs increased $1.4 million in connection with a project to image policy files. Furthermore, other operating expenses increased as a result of the growth of our business and increased costs for regulatory compliance.
Interest expense totaled $13.6 million in 2005 compared to $11.4 million in 2004 and $5.1 million in 2003. The increases in 2005 and 2004 are partially attributable to the issuance of $75.0 million of 5.85% Senior Notes (Senior Notes) in April 2004. Interest on the Senior Notes totaled $4.3 million for 2005 and $3.1 million for 2004. The increase in 2005 is also attributable to an increase in the variable interest rate on our $46.0 million line of credit to an average of 4.55% in 2005 from 2.70% in 2004. The increase in 2004 is also due to the adoption of Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” resulting in $7.0 million in 2004 and $4.6 million in 2003 being classified as interest expense. Interest expense includes $2.3 million in 2005 of dividends paid on the Series C redeemable preferred stock that will no longer be incurred in future periods due to the redemption of the remaining shares in December 2005.
Income taxes increased 32.7% in 2005 to $36.8 million and decreased 11.8% in 2004 to $27.7 million. The effective tax rate was 33.9% for 2005, 30.0% for 2004 and 33.4% for 2003. Our effective tax rates for 2005 and 2004 are impacted by tax accrual reversals. During 2005 and 2004, based on events and analysis performed, we determined that these tax accruals were no longer necessary and related benefits totaling $0.5 million in 2005 and $4.5 million in 2004 were recorded. The effective rates, excluding the impact of the accrual reversals, were 34.4% in 2005 and 34.8% in 2004. The increase in the effective rate for 2004, excluding the impact of the accrual reversals, is primarily due to the adoption of Statement No. 150 and FASB Interpretation No. 46 noted above. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax-exempt interest, tax-exempt dividend income and, for 2003 the tax benefit associated with the payment of dividends on mandatorily redeemable preferred stock of subsidiary trust.
Equity income, net of related income taxes, totaled $1.2 million in 2005, $1.4 million in 2004 and $5.8 million in 2003. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Equity income decreased in 2004 due primarily to no longer recording equity income from our investment in American Equity Investment Life Holding Company (AEL). In the fourth quarter of 2003, our share of percentage ownership in AEL decreased resulting from AEL’s initial public offering of common stock and we discontinued applying the equity method of accounting for this investment. Our share of AEL’s net income totaled $4.4 million in 2003.
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
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust and dividends on Series B and C preferred stock decreased in 2004 due to the impact of accounting changes as discussed in “Interest expense” above.

Segment Information
We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) Traditional Annuity – Exclusive Distribution (“Exclusive Annuity”), (2) Traditional Annuity – Independent Distribution (“Independent Annuity “), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment.
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
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. For example, call options relating to our index business are generally one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.
Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity – $41.9 million; Independent Annuity – $19.8 million; Traditional and Universal Life Insurance – ($69.4) million; Variable – ($12.5) million and Corporate and Other – $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment 2005 is impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for 2005 is as follows: Exclusive Annuity – $2.7 million; Independent Annuity – $1.3 million; Traditional and Universal Life Insurance – ($4.5) million; Variable – ($0.8) million and Corporate and Other – $1.3 million.
Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $4.0 million in 2005 of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal Life Insurance and Variable segments. The impact on the Exclusive Annuity and Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.

A reconciliation of net income to pre-tax operating income (loss) and a summary of pre-tax operating income (loss) by segment follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income	$72,842	$66,076	$65,945

Realized/unrealized losses (gains) on investments	(2,961)	(8,175)	2,008
Change in net unrealized gains/losses on derivatives	6,061	(2,435)	(728)
Change in amortization of:
Deferred policy acquisition costs	(1,456)	1,400	180
Deferred sales inducements	(570)	206	(76)
Value of insurance in force acquired	(6)	177	122
Unearned revenue reserve	2	45	(5)
Income tax offset	(375)	3,071	(526)

Realized/unrealized losses (gains), net of offsets	695	(5,711)	975

Income taxes on operating income	37,811	25,390	35,070

Pre-tax operating income	$111,348	$85,755	$101,990

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$34,426	$26,285	$25,167
Traditional Annuity – Independent Distribution	22,174	13,701	17,945
Traditional and Universal Life	54,814	52,052	54,516
Variable	2,609	2,151	638
Corporate and Other	(2,675)	(8,434)	3,724

	$111,348	$85,755	$101,990

A discussion of our operating results, by segment, follows.
Traditional Annuity – Exclusive Distribution Segment

	Year ended December 31,
	2005	2004	2003
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$824	$754	$533
Net investment income	146,620	134,014	131,683
Derivative loss	(8)	—	—

	147,436	134,768	132,216
Benefits and expenses	113,010	108,483	107,049

Pre-tax operating income	$34,426	$26,285	$25,167

Other data
Annuity premiums collected, direct	$177,408	$231,240	$227,591
Policy liabilities and accruals, end of year	2,213,019	2,119,638	1,936,400

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.42%	6.21%	6.78%
Weighted average interest crediting rate	4.16	4.53	4.82

Spread	2.26%	1.68%	1.96%

Individual traditional annuity withdrawal rate	3.1%	3.1%	2.7%
Pre-tax operating income for the Exclusive Annuity segment increased 31.0% in 2005 to $34.4 million and 4.4% in 2004 to $26.3 million primarily due to an increase in spreads earned in 2005 and an increase in the volume of business in force in 2004. Revenues, benefits and expenses increased in 2005 and 2004 due to growth in volume of business in force. The average account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,428.8 million for 2005, $1,308.5 million for 2004 and $1,161.1 million for 2003. Net investment income was positively impacted in 2005 by an increase in investments due to the change in allocation of capital discussed above and impacted during 2005 and 2004 by a decrease in our cash position and increased investment in corporate bonds. In addition, net investment income includes $4.2 million in 2005, $0.7 million in 2004 and $4.9 million in 2003 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. These factors are partially offset by the impact of a decline in market interest rates during 2005 and 2004.
The increases in benefits and expenses attributable to the increases in the volume of business in force are partially offset by the impact of reductions in interest crediting rates. In addition, benefits and expenses for these periods were impacted by changes in the assumptions used to calculate deferred policy acquisition costs as discussed under “Significant Accounting Policies and Estimates.” Amortization of deferred policy acquisition costs increased $2.4 million in 2005, decreased $0.3 million in 2004 and increased $1.4 million in 2003 due to changes in the assumptions used to calculate deferred policy acquisition costs. The 2005 unlocking adjustment is primarily due to a change in the premium persistency assumption on our flexible premium deferred annuity business. Amortization of value of insurance in force acquired was reduced $0.7 million in 2005 and 2004 as a result of changes in the assumptions used in the underlying calculation.
Premiums collected decreased 23.3% to $177.4 million in 2005 and increased 1.6% to $231.2 million in 2004. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2005 is due to a rise in short-term market interest rates during 2005, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities.
The changes in the weighted average yield on cash and invested assets are primarily attributable to the items affecting net investment income noted above. We reduced the crediting rates on most of our annuity products in 2004 and 2003 in response to the impact of declining market interest rates on our investment portfolio yield. We decreased crediting rates on our primary annuity contract by 25 basis points in 2004 and 65 basis points during 2003. We utilize interest rate swaps to hedge a portion of our annuity portfolio. Income from these swaps totaled $1.0 million in 2005, compared to a net cost of $1.6 million in 2004 and $1.2 million in 2003. See “Market Risks of Financial Instruments” following and Note 3 to the consolidated financial statements for additional information regarding these hedges. Our spreads earned were primarily impacted by the changes in fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities.

Traditional Annuity – Independent Distribution Segment

	Year ended December 31,
	2005	2004	2003
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive and index product charges	$10,895	$7,593	$5,582
Net investment income	161,566	124,712	103,594
Derivative income (loss)	(2,473)	6,959	1,661

	169,988	139,264	110,837
Benefits and expenses	147,814	125,563	92,892

Pre-tax operating income	$22,174	$13,701	$17,945

Other data
Annuity premiums collected, independent channel	$902,305	$472,273	$821
Annuity premiums collected, assumed	6,149	204,117	653,103
Policy liabilities and accruals, end of year	3,571,365	2,710,811	2,050,286

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	5.86%	5.90%	6.67%
Weighted average interest crediting rate/index cost	3.59	3.79	4.21

Spread	2.27%	2.11%	2.46%

Individual traditional annuity withdrawal rate	5.1%	4.7%	4.6%
Pre-tax operating income for the Independent Annuity segment increased 61.8% in 2005 to $22.2 million and decreased 23.7% in 2004 to $13.7 million. The increase in 2005 is due principally to growth in the volume of business in force and spreads earned on individual deferred annuities. The decrease in 2004 is due principally to decreases in spreads earned and increased operating expenses, partially offset by growth in the volume of business in force. Revenues, benefits, expenses and the volume of business in force increased in 2005 and 2004 primarily due to the expansion of our EquiTrust Life distribution channel and business assumed under the coinsurance agreement prior to its suspension on August 1, 2004. The average account value for annuity contracts in force in the Independent segment totaled $3,114.7 million for 2005, $2,359.8 million for 2004 and $1,717.2 million for 2003.
The increase in interest sensitive and index product charges in 2005 and 2004 is due to an increase in surrender charges. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income in 2005 and 2004 are attributable to growth in invested assets due principally to net premium inflows, partially offset by the impact of a decline in our investment yield. Net investment income for 2005 was also positively impacted by the change in allocation of capital discussed above. Net investment income includes $0.5 million in 2005, ($0.1) million in 2004 and $3.1 million in 2003 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. The changes in derivative income are primarily due to increases in the cost of money for call options, partially offset by increases in proceeds from option settlements as discussed under “Derivative income (loss)” above.
Benefits and expenses increased in 2005 and 2004 due to growth in the volume of business in force. Operating expenses include $4.1 million in 2005 and $4.0 million in 2004 relating to the expansion of our EquiTrust Life distribution.
The decreases in the weighted average yield on cash and invested assets are primarily the result of the impact of the decline in market interest rates during 2005, 2004 and 2003. The decrease in 2004 is also partially attributable to decreases in fee income from bond calls and mortgage loan prepayments and discount accretion on mortgage and asset-backed securities as noted above. Our spreads earned for 2005, 2004 and 2003 were primarily impacted by changes in spreads on index annuities assumed under the coinsurance agreement, which is driven by option costs, the extent to which the business was over hedged and fluctuations in the minimum guarantees credited to the contracts.

Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2005	2004	2003
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$43,972	$43,893	$42,863
Traditional life insurance premiums and other income	134,618	131,865	129,190
Net investment income	141,933	137,667	141,034

	320,523	313,425	313,087
Benefits and expenses	265,709	261,373	258,571

Pre-tax operating income	$54,814	$52,052	$54,516

Other data
Life premiums collected, net of reinsurance	$184,308	$182,302	$180,099
Policy liabilities and accruals, end of year	2,098,778	2,075,352	2,026,506
Direct life insurance in force, end of year (in millions)	28,416	26,559	25,214

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.70%	6.62%	7.10%
Weighted average interest crediting rate	4.52	4.51	5.00

Spread	2.18%	2.11%	2.10%

Life insurance lapse rate	7.3%	8.1%	7.8%
Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 5.3% in 2005 to $54.8 million and decreased 4.5% in 2004 to $52.1 million. As discussed below, the increase for 2005 is driven by an increase in the volume of business in force, increased spreads on our interest sensitive life business and the impact of unlocking on deferred policy acquisition costs. The decrease for 2004 is driven by a decrease in investment fee income, an increase in death benefits and the impact of a reserve adjustment made in 2003.
Traditional life insurance premiums increased in 2005 and 2004 due primarily to sales of whole life products by our Farm Bureau Life agency force, partially offset by an increase in term life premiums ceded. Net investment income includes $1.7 million in 2005, $1.1 million in 2004 and $2.9 million in 2003 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities as noted in the investment income discussion above. Net investment income was positively impacted in 2005 by a decrease in our cash position and increased investment in corporate bonds. Net investment income for 2005 and 2004 was also impacted by the decline in market interest rates during these periods. These decreases are partially offset by decreases in interest credited to policyholders and policy dividends paid due to reductions in interest and dividend crediting rates.
Benefits and expenses for 2005 and 2004 increased due primarily to increases in death benefits. Death benefits totaled $75.4 million in 2005, $69.9 million in 2004 and $69.4 million in 2003. Underwriting expenses in 2005 includes approximately $0.8 million of severance benefits as a result of closing of our life insurance processing unit and other unrelated terminations as described in the “Underwriting, acquisition and insurance expenses” section above. Also, as noted in the discussion of traditional life insurance and accident and health policy benefits above, pre-tax operating income in 2003 benefited from a $1.8 million reduction in reserves relating to a change in the valuation methodology for certain traditional life business. Amortization of deferred policy acquisition costs was reduced by $3.2 million in 2005, $1.4 million in 2004 and $0.4 million in 2003 due to changes in the assumptions used to calculate deferred policy acquisition costs. The 2005 unlocking adjustment is primarily due to a change in the estimate of projected investment income on traditional participating life business.
The changes in the weighted average yield on cash and invested assets are primarily due to the changes in fee income and cash position noted above and the impact of the decline in market interest rates. We reduced the dividend and interest crediting rates on many of our life products in response to this decline in yield. For example, we decreased crediting rates on our primary universal life insurance product 20 basis points in 2004 and 75 basis points in 2003. The changes in our spread earned are due primarily to changes in investment yield and the timing of the crediting rate changes made on our products.

Variable Segment

	Year ended December 31,
	2005	2004	2004
Pre-tax operating income:	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$40,569	$37,730	$34,953
Net investment income	14,653	13,814	13,483
Other income	973	899	786

	56,195	52,443	49,222
Benefits and expenses	53,586	50,292	48,584

Pre-tax operating income	$2,609	$2,151	$638

Other data
Variable premiums collected, net of reinsurance	$162,125	$133,277	$115,592
Policy liabilities and accruals, end of year	243,621	229,376	224,102
Separate account assets, end of year	639,895	552,029	463,772
Direct life insurance in force, end of year (in millions)	7,501	7,331	7,212
Pre-tax operating income for the Variable segment totaled $2.6 million in 2005, $2.2 million in 2004 and $0.6 million in 2003. The increases in 2005 and 2004 are due to the impact of an increase in the volume of business in force, partially offset by an increase in death benefits and, for 2005, a loss on the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts. Mortality and expense fee income increased 19.4% to $6.9 million in 2005 and 31.9% to $5.8 million in 2004 due to growth in separate account assets. Death benefits in excess of related account values on variable universal life policies increased 21.1% to $12.4 million in 2005 and 4.2% to $10.3 million in 2004. Amortization of deferred policy acquisitions costs decreased $0.6 million in 2005, increased $0.8 million in 2004 and decreased $0.5 million in 2003 due to changes in assumptions used to calculate deferred policy acquisition costs.
During the third quarter of 2005, a former variable alliance partner recaptured a block of variable annuity contracts previously assumed by us with an account value totaling $45.5 million. The block was assumed through a modified coinsurance agreement. Accordingly, the related insurance reserves and supporting investments were not recorded on our financial statements. A pre-tax loss of $0.9 million, representing the excess of the related deferred policy acquisition costs ($3.9 million) over the consideration received ($3.0 million), was recorded as a component of amortization of deferred policy acquisition costs.

Corporate and Other Segment

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Accident and health insurance premiums	$385	$480	$566
Net investment income	10,671	5,874	6,087
Other income	20,310	19,570	16,107

	31,366	25,924	22,760
Interest expense	13,590	11,397	5,052
Benefits and other expenses	22,166	25,006	20,479

	(4,390)	(10,479)	(2,771)
Minority interest	(159)	(105)	(2,441)
Equity income, before tax	1,874	2,150	8,936

Pre-tax operating income (loss)	$(2,675)	$(8,434)	$3,724

Pre-tax operating income (loss) totaled ($2.7) million in 2005 compared to ($8.4) million in 2004 and $3.7 million in 2003. The increase for 2005 is primarily due to an increase in net investment income and reduction in operating expenses, partially offset by an increase in interest expense. The decrease for 2004 is attributable to a decrease in equity income and an increase in interest expense. Net investment income was positively impacted during 2005 due to the change in allocation of capital discussed above and an increase in invested assets from our Senior Note offering in April 2004. Income from the Senior Note offering is estimated to be approximately $1.9 million in 2005 and $1.7 million in 2004. Net investment income also includes fee income from bond calls and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities totaling $1.2 million in 2005, $0.2 million in 2004 and $2.1 million in 2003. In addition, we recorded $0.9 million in net investment income during 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. Other income includes revenues relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in other income are generally attributable to fluctuations in the level of these services provided during the years.
Interest expense includes $4.3 million in 2005 and $3.1 million in 2004 from our Senior Notes offering. Interest expense also increased in 2005 and 2004 due to an increase in the variable rate on our line of credit. In addition, interest expense increased and minority interest decreased in 2004 due to the reclassification of certain dividends to interest expense in connection with the adoption of Statement No. 150 and FASB Interpretation No. 46. See “Interest expense” for additional details regarding these reclassifications. The decrease in benefits and expenses in 2005 is attributable to an estimated $4.0 million reduction in insurance-related expenses due to the change in the method of allocating indirect expenses among the segments as discussed above. Benefits and expenses increased in 2004 due to increases in other expenses relating primarily to our non-insurance operations. The decrease in equity income in 2004 is due primarily to no longer recording equity income from our investment in AEL as discussed in the equity income section above.
Pending Accounting Changes
As described in more detail in Note 1 to the consolidated financial statements, we will be subject to certain pending accounting changes beginning in 2006. Effective January 1, 2006, we will adopt Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” regarding the accounting for stock-based compensation. We estimate that if Statement No. 123(R) would have been adopted as of January 1, 2005, net income would have been decreased by $0.7 million ($0.02 per basic and diluted share) for the year ended December 31, 2005. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted share) relating to a change in accounting for forfeitures. The impact of adopting Statement No. 123(R) on operating and financing cash flows is not expected to be material since the cash flow from excess tax deductions for the year ended December 31 totaled $1.4 million for 2005 and $1.8 million for 2004. Effective January 1, 2007, we will adopt Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts,” regarding the accounting for internal replacements of one insurance contract for another insurance contract. The impact of adopting this SOP is not expected to be material as our current accounting policy for internal replacements substantially conforms to the new guidance.

In June 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Statement No. 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, if any such changes occur.
Financial Condition
Investments
Our total investment portfolio increased 10.6% to $8,299.2 million at December 31, 2005 compared to $7,501.7 million at December 31, 2004. This increase is primarily the result of net cash received from interest sensitive and index products and positive cash flow provided by operating activities, partially offset by the impact of a decrease in net unrealized appreciation of fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $140.8 million during 2005 to $108.8 million at December 31, 2005 due principally to the impact of a decline in market interest rates.
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
Our investment portfolio is summarized in the table below:

	December 31, 2005		December 31, 2004
	Carrying Value	Percent	Carrying Value	Carrying Value
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$5,650,008	68.0%	$5,304,217	70.7%
144A private placement	994,751	12.0	859,022	11.5
Private placement	305,492	3.7	295,969	3.9

Total fixed maturities – available for sale	6,950,251	83.7	6,459,208	86.1
Fixed maturities – trading	14,848	0.2	—	—
Equity securities	82,497	1.0	71,163	0.9
Mortgage loans on real estate	840,482	10.1	740,874	9.9
Derivative instruments	44,124	0.6	15,536	0.2
Investment real estate:
Acquired for debt	573	—	655	—
Investment	8,928	0.1	8,786	0.1
Policy loans	176,872	2.1	176,613	2.4
Other long-term investments	1,300	—	1,300	—
Short-term investments	179,333	2.2	27,545	0.4

Total investments	$8,299,208	100.0%	$7,501,680	100.0%

As of December 31, 2005, 95.0% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2005, the investment in non-investment grade debt was 5.0% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities:

		December 31, 2005		December 31, 2004
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,592,592	66.1%	$4,525,974	70.1%
2	BBB	2,013,504	28.9	1,646,518	25.5

	Total investment grade	6,606,096	95.0	6,172,492	95.6
3	BB	270,938	3.9	233,318	3.6
4	B	67,177	1.0	45,873	0.7
5	CCC, CC, C	5,795	0.1	7,506	0.1
6	In or near default	245	—	19	—

	Total below investment grade	344,155	5.0	286,716	4.4

	Total fixed maturities – available for sale	$6,950,251	100.0%	$6,459,208	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of December 31, 2005 and 2004, is as follows:

	December 31, 2005
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,354,378	$750,206	$51,040	$604,172	$(11,056)
Manufacturing	676,238	340,852	20,139	335,386	(17,388)
Mining	328,913	242,105	15,596	86,808	(1,980)
Retail trade	107,639	83,029	5,151	24,610	(452)
Services	81,015	35,071	2,860	45,944	(2,776)
Transportation	143,002	108,983	6,829	34,019	(1,023)
Private utilities and related sectors	399,439	255,093	19,595	144,346	(2,995)
Other	147,896	102,826	5,497	45,070	(1,305)

Total corporate securities	3,238,520	1,918,165	126,707	1,320,355	(38,975)
Mortgage and asset-backed securities	2,207,885	1,155,368	22,154	1,052,517	(16,905)
United States Government and agencies	601,065	121,880	4,606	479,185	(9,165)
State, municipal and other governments	600,088	453,862	17,559	146,226	(1,721)
Public utilities	302,693	153,248	8,709	149,445	(4,150)

Total	$6,950,251	$3,802,523	$179,735	$3,147,728	$(70,916)

	December 31, 2004
				Carrying
		Carrying Value		Value of
		of Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$961,532	$792,754	$62,415	$168,778	$(2,606)
Manufacturing	579,558	510,767	36,695	68,791	(823)
Mining	272,779	249,969	17,197	22,810	(500)
Retail trade	102,115	84,636	7,013	17,479	(496)
Services	92,296	79,265	5,037	13,031	(277)
Transportation	154,905	126,495	11,262	28,410	(521)
Private utilities and related sectors	374,394	341,478	27,266	32,916	(446)
Other	149,327	146,366	8,825	2,961	(22)

Total corporate securities	2,686,906	2,331,730	175,710	355,176	(5,691)
Mortgage and asset-backed securities	2,622,616	2,283,916	65,839	338,700	(7,488)
United States Government and agencies	636,254	363,924	6,983	272,330	(7,714)
State, municipal and other governments	332,778	256,435	11,954	76,343	(873)
Public utilities	180,654	151,237	11,583	29,417	(688)

Total	$6,459,208	$5,387,242	$272,069	$1,071,966	$(22,454)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses:

		December 31, 2005
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$2,055,177	65.3%	$(35,754)	50.4%
2	BBB	976,533	31.0	(27,329)	38.5

	Total investment grade	3,031,710	96.3	(63,083)	88.9
3	BB	78,495	2.5	(4,378)	6.2
4	B	37,523	1.2	(3,455)	4.9
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	—	—

	Total below investment grade	116,018	3.7	(7,833)	11.1

	Total	$3,147,728	100.0%	$(70,916)	100.0%

		December 31, 2004
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$786,630	73.4%	$(17,714)	78.9%
2	BBB	232,750	21.7	(3,596)	16.0

	Total investment grade	1,019,380	95.1	(21,310)	94.9
3	BB	37,000	3.5	(601)	2.7
4	B	15,586	1.4	(503)	2.2
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	(40)	0.2

	Total below investment grade	52,586	4.9	(1,144)	5.1

	Total	$1,071,966	100.0%	$(22,454)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position:

	December 31, 2005
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	253	$1,900,621	$(28,683)	$1,871,938
Greater than three months to six months	138	806,600	(20,121)	786,479
Greater than six months to nine months	14	26,312	(1,415)	24,897
Greater than nine months to twelve months	21	104,452	(5,634)	98,818
Greater than twelve months	49	380,659	(15,063)	365,596

Total		$3,218,644	$(70,916)	$3,147,728

	December 31, 2004
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	104	$612,150	$(8,449)	$603,701
Greater than three months to six months	18	83,877	(851)	83,026
Greater than six months to nine months	16	73,817	(843)	72,974
Greater than nine months to twelve months	12	59,419	(846)	58,573
Greater than twelve months	20	265,157	(11,465)	253,692

Total		$1,094,420	$(22,454)	$1,071,966

The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position, are as follows:

	December 31, 2005		December 31, 2004
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$34,128	$(301)	$10,184	$(53)
Due after one year through five years	156,433	(4,643)	111,883	(815)
Due after five years through ten years	868,649	(22,101)	167,370	(2,091)
Due after ten years	1,025,977	(26,944)	443,829	(12,007)

	2,085,187	(53,989)	733,266	(14,966)
Mortgage and asset backed securities	1,052,517	(16,905)	338,700	(7,488)
Redeemable preferred stocks	10,024	(22)	—	—

Total	$3,147,728	$(70,916)	$1,071,966	$(22,454)

Included in the above table are 515 securities from 328 issuers at December 31, 2005 and 169 securities from 130 issuers at December 31, 2004. These increases are primarily due to the impact of increases in market interest rates during 2005. The following summarizes the details describing the more significant unrealized losses by investment category as of December 31, 2005.
Corporate securities: The unrealized losses on corporate securities totaled $39.0 million, or 55.0% of our total unrealized losses. The largest losses were in the manufacturing sector ($335.4 million carrying value and $17.4 million unrealized loss) and in the financial services sector ($604.2 million carrying value and $11.1 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the transportation manufacturing sector ($47.9 million carrying value and $5.7 million unrealized loss) and the paper and allied products sector ($58.7 million carrying value and $4.8 million unrealized loss). The unrealized loss in the transportation manufacturing industry is mainly due to credit spread widening on issues involved in automobile manufacturing and automobile parts manufacturing. These sectors have been hurt by poor operating results and weak competitive positions due to high operating cost structures. The unrealized loss in the paper and allied products sector is mainly due to spread widening that is the result of weaker operating results. In addition, we believe there are concerns that the sector may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized loss in the financial sector and the remaining corporate sectors was caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at December 31, 2005.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
United States Government and agencies: The unrealized losses on U.S. governments and agencies were caused by increases in market interest rates. We purchased these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. government and by agencies of the U.S. government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
State municipal and other governments: The unrealized losses on state, municipal and other governments were caused by increases in market interest rates. We purchased these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
Public utilities: Unrealized losses on public utilities totaled $4.2 million at December 31, 2005. The largest portion of this loss ($1.1 million) is attributable to four issues with a total carrying value of $21.9 million. The unrealized loss on these issues was due to an increase in market interest rates and a modest widening in the credit spreads. The credit spreads widened because one of the utilities operates in the Gulf Coast region and the other utilities’ parent company had operations in the Gulf Coast region. The markets appear to be factoring in concern as to whether the issuers will be able to recover all of the infrastructure repair costs that will be incurred as a result of hurricane damage. These issues are still rated investment grade and given that they are first mortgage bonds, it is probable that all payments on the issues will be made. Because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider the investment in these four issues to be other-than-temporarily impaired at December 31, 2005. The remaining $3.1 million of unrealized losses on public utility investments are from 30 issues with a total fair value of $127.5 million. These unrealized losses were caused primarily by an increase in market interest rates. We have the ability and intent to hold these investments until recovery of fair value, which may be maturity and we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.6 million at December 31, 2005. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $2.6 million at December 31, 2005. The $2.6 million unrealized loss from one issuer relates to six different securities that are backed by different pools of residential mortgage loans. All six securities are rated investment grade and the largest unrealized loss on any one security totaled $1.2 million at December 31, 2005.
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

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$84,700	$84,750	$76,875	$78,273
Due after one year through five years	434,017	443,610	460,638	484,626
Due after five years through ten years	1,365,104	1,371,632	909,744	956,174
Due after ten years	2,672,659	2,753,440	2,127,608	2,238,332

	4,556,480	4,653,432	3,574,865	3,757,405
Mortgage and asset-backed securities	2,202,636	2,207,885	2,564,265	2,622,616
Redeemable preferred stocks	82,316	88,934	70,463	79,187

Total	$6,841,432	$6,950,251	$6,209,593	$6,459,208

Mortgage and other asset-backed securities comprised 31.8% at December 31, 2005 and 40.6% at December 31, 2004 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. During 2005 and 2004, we reduced our allocation of assets to mortgage and other asset-backed securities to reduce our exposure to unwanted changes in the duration of our investment portfolio with changes in market interest rates.
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

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security:

	December 31, 2005
				Percent of
	Amortized		Carrying	Fixed
	Cost	Par Value	Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,263,295	$1,288,975	$1,267,261	18.3%
Pass through	126,260	125,813	126,579	1.8
Planned and targeted amortization class	307,094	310,855	306,531	4.4
Other	104,994	106,097	103,545	1.5

Total residential mortgage-backed securities	1,801,643	1,831,740	1,803,916	26.0
Commercial mortgage-backed securities	276,691	273,724	280,543	4.0
Other asset-backed securities	124,302	124,296	123,426	1.8

Total mortgage and asset-backed securities	$2,202,636	$2,229,760	$2,207,885	31.8%

	December 31, 2004
				Percent of
	Amortized		Carrying	Fixed
	Cost	Par Value	Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,571,151	$1,598,937	$1,606,055	24.9%
Pass through	311,556	315,371	315,516	4.9
Planned and targeted amortization class	180,900	180,095	184,206	2.8
Other	145,362	146,732	145,617	2.3

Total residential mortgage-backed securities	2,208,969	2,241,135	2,251,394	34.9
Commercial mortgage-backed securities	261,153	256,877	274,180	4.2
Other asset-backed securities	94,143	93,917	97,042	1.5

Total mortgage and asset-backed securities	$2,564,265	$2,591,929	$2,622,616	40.6%

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
Fixed maturity securities held for trading consist of $14.8 million of U.S. Treasury securities. These securities had an unrealized loss of $0.2 million at December 31, 2005.
Equity securities totaled $82.5 million at December 31, 2005 and $71.2 million at December 31, 2004. Gross unrealized gains totaled $28.1 million and gross unrealized losses totaled $0.2 million at December 31, 2005. At December 31, 2004, gross unrealized gains totaled $15.9 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is the value of our investment in AEL which increased to $72.0 million at December 31, 2005 from $59.5 million at December 31, 2004 due to market appreciation.

Mortgage loans totaled $840.5 million at December 31, 2005 and $740.9 million at December 31, 2004. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for less than 0.3% of the carrying value of the mortgage portfolio at December 31, 2005. There were no mortgages more than 60 days delinquent at December 31, 2004. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	December 31, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$317,046	37.7%	$314,985	42.5%
Retail	278,750	33.2	233,785	31.6
Industrial	231,926	27.6	181,395	24.5
Other	12,760	1.5	10,709	1.4

Total	$840,482	100.0%	$740,874	100.0%

	December 31, 2005		December 31, 2004
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
East North Central	$191,964	22.8%	$156,417	21.1%
Pacific	164,776	19.6	154,704	20.9
South Atlantic	146,514	17.4	125,304	16.9
West North Central	130,149	15.5	94,305	12.7
Mountain	74,565	8.9	85,247	11.5
West South Central	70,139	8.4	65,635	8.9
Other	62,375	7.4	59,262	8.0

Total	$840,482	100.0%	$740,874	100.0%

Other Assets
Deferred policy acquisition costs increased 18.3% to $695.1 million and deferred sales inducements increased 87.4% to $147.0 million at December 31, 2005 due to the capitalization of costs incurred with new sales. Assets held in separate accounts increased 15.9% to $640.0 million at December 31, 2005 due primarily to the transfer of net premiums to the separate accounts.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 13.8% to $8,195.8 million at December 31, 2005 primarily due to increases in the volume of business in force. Short-term debt of $46.0 million at December 31, 2004 relating to our outstanding borrowings on the line of credit agreement that was amended and restated in October 2005 is classified as long-term debt at December 31, 2005. In addition, long-term debt decreased due to the final redemption of our Series C preferred stock in December 2005. Other liabilities increased 25.4% to $151.8 million at December 31, 2005, due to a $50.1 million increase in negative cash balances at December 31, 2005 compared to December 31, 2004. This increase is primarily due to a $46.3 million outstanding check relating to our Series C preferred stock redemption at the end of 2005.
Stockholders’ Equity
Stockholders’ equity increased 1.4%, to $844.2 million at December 31, 2005, compared to $832.6 million at December 31, 2004. This increase is principally attributable to net income for the year and proceeds from stock option exercises, substantially offset by the change in unrealized appreciation/depreciation on fixed maturity securities and dividends paid.
At December 31, 2005, common stockholders’ equity was $841.2 million, or $28.88 per share, compared to $829.6 million, or $28.87 per share at December 31, 2004. Included in stockholders’ equity per common share is $2.83 at

December 31, 2005 and $4.91 at December 31, 2004 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $58.9 million during 2005, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.
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
A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 8.9 years at December 31, 2005 and 7.8 years at December 31, 2004. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:
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
For a majority of our traditional products, profitability is significantly affected by the spreads between interest yields on investments and interest crediting rates/call option costs relating to our insurance liabilities. For variable annuities and variable universal life policies, profitability on the portion of the policyholder’s account balance invested in the fixed general account option, if any, is also affected by the spreads earned. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.
For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 95% of our policyholder liabilities at December 31, 2005 and 92% at December 31, 2004. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2005, interest rate guarantees on our direct interest sensitive products ranged from 1.50% to 5.50%, with a weighted average guarantee of 2.83%. The following table sets forth account values of direct individual deferred annuities (excluding index annuities) and interest sensitive life products, including the general account portion of variable contracts, broken out by the excess of current interest crediting rates over guaranteed rates at December 31, 2005.

Account Value at
December 31, 2005
(Dollars in thousands)
At guaranteed rate	$265,513
Between guaranteed rate and 50 basis points	685,790
Between 50 basis points and 100 basis points	146,221
Greater than 100 basis points	1,316,167

Total	$2,413,691

For a substantial portion of business assumed through our coinsurance agreements with American Equity and EMC National Life Company (EMCNL), the ceding companies have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. Most of the traditional annuity and universal life insurance contracts assumed through the coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of approximately 3.02% at December 31, 2005. For contracts assumed from EMCNL, these rates range from 2.50% to 4.00% with a weighted average guaranteed crediting rate of approximately 3.66% at December 31, 2005. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuities and universal life business assumed through the coinsurance agreements at December 31, 2005.

Account Value at
December 31, 2005
(Dollars in thousands)
At guaranteed rate	$146,909
Between guaranteed rate and 50 basis points	548,608
Between 50 basis points and 100 basis points	94,310
Greater than 100 basis points	31,765

Total	$821,592

For index annuities, call options are purchased to fund the index credits owed to contract holders who elect to participate in one or more market indices. Except for certain contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the full amount of the annual index credits. For contracts for which minimum guaranteed interest rates apply, the options are generally purchased to fund the amount of the annual index credits in excess of minimum guaranteed interest accrued on the contracts. In 2005, proceeds from the maturity of call options totaled $41.6 million while related index amounts credited to contract holders’ account balances totaled $44.5 million. The difference between index credits and option proceeds is primarily attributable to call options being purchased out-of-the-money by the amount of minimum guarantees applicable to certain coinsured contracts.
Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The cost of the call options is managed through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. The minimum guaranteed contract values for the majority of index annuities sold by our EquiTrust Life distribution in 2005 are equal to 87.5% of the premium collected plus interest credited at 2.30%. A few state variations exist where the minimum guaranteed contract values are based on 100% of premium accumulated at 1.50% or 2.00%. The minimum guaranteed contract values for index annuities assumed under the coinsurance agreement are equal to 80% to 100% of the premium collected plus interest credited at rates ranging between 2.25% to 3.50%. Profitability on the index annuities in any given year is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next index reset date of the contract. This impacts profitability because only one or two-year call options are purchased to fund the index credits owed to the contract holders at the inception of each reset period. This practice matches well with the contract holders’ rights to switch to different indices on each reset date. The value of the forward starting options embedded in the index annuities can fluctuate with changes in assumptions as to the expected cost of the options, which is driven by expectations as to the future volatility of the market indices, risk free interest rates, market returns, contractual features such as participation rates, asset fees, and/or caps and the lives of the contracts.
We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive and index products and supplementary contracts without life contingencies at December 31, 2005.

Reserve Balance at
December 31, 2005
(Dollars in thousands)
Direct business:
Surrender charge rate:
Greater than or equal to 5%	$2,168,969
Less than 5%, but still subject to surrender charge	349,960
Not subject to surrender charge	1,801,309
Not subject to surrender or discretionary withdrawal	219,861

Business assumed through the coinsurance agreements:
Surrender charge rate:
Greater than or equal to 5%	1,974,445
Less than 5%, but still subject to surrender charge	87,758
Not subject to surrender charge	147,162
Not subject to surrender or discretionary withdrawal	7,090

Total	$6,756,554

As of December 31, 2005, we have six interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $300.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. For additional discussion of these interest rate swaps, see Note 3 to the consolidated financial statements.
A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use computer models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity and mortgage loan portfolios was 5.8 at December 31, 2005 and December 31, 2004. The effective duration of the interest sensitive products was approximately 6.5 at December 31, 2005 and 5.5 at December 31, 2004.
If interest rates were to increase 10% from levels at December 31, 2005 and 2004, the market value of our fixed maturity securities and short-term investments would decrease approximately $192.8 million at December 31, 2005 and $158.9 million at December 31, 2004, while the value of our interest rate swaps would increase approximately $3.5 million at December 31, 2005 and $1.4 million at December 31, 2004. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a majority of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2005 and 2004, the fair value of our debt would increase $4.8 million at December 31, 2005 and $5.5 million at December 31, 2004.
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
Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2005. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2005, 2004 and 2003. The mortality and expense fee rates range from 0.90% to 1.40% for 2005, 2004 and 2003. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts. In addition, we have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and incremental death benefit provisions of our variable annuity contracts. See Note 1 to the consolidated financial statements for additional discussion of these provisions.
In connection with our use of interest rate swaps and call options, we are exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). We do not anticipate nonperformance by any of our counterparties. We purchase our derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. Purchasing such agreements from financial institutions with superior performance reduces the credit risk associated with these agreements. Our policy allows us to purchase derivative instruments from nationally recognized investment banking institutions with an S&P rating of BBB+ or higher. As of December 31, 2005, all derivative instruments have been purchased from counterparties with an S&P rating of A or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 2 to the consolidated financial statements for details regarding collateral we held as of December 31, 2005. Counterparty credit ratings are monitored on a regular basis (at least quarterly). Credit exposure is monitored monthly and reviewed quarterly by our credit and investment committees. Our credit exposure is the fair value of derivative instruments with a positive value, which totaled $44.1 million at December 31, 2005.
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
In December 2005, we redeemed the remaining 1,724,000 shares, or $46.3 million, of the Series C preferred stock. See Note 7 to the consolidated financial statements for further discussion of this debt and redemption.
In October 2005, we amended and restated our $60.0 million revolving line of credit agreement, due October 31, 2005, with LaSalle Bank National Association and Bankers Trust Company, N.A. to make it effective through October 2010. Debt outstanding on this line of credit totaled $46.0 million at December 31, 2005 and December 31, 2004. Interest on any borrowings accrues at a variable rate (5.13% at December 31, 2005 and 3.07% at December 31, 2004). Under this new agreement, which has terms similar to the previous agreement, we are required to meet certain financial covenants. In addition, we are prohibited from incurring additional indebtedness in excess of $25.0 million while this line of credit is in effect. In January 2006, we entered into a $46.0 million interest rate swap to hedge the variable component of the interest rate on the line of credit borrowings.
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
We paid cash dividends on our common and preferred stock totaling $12.3 million in 2005, $11.6 million in 2004 and $12.0 million in 2003. Interest payments on our debt totaled $11.8 million in 2005, $8.6 million in 2004 and $3.6 million in 2003. It is anticipated that cash dividend requirements for 2006 will be $0.115 per quarter per common share and $0.0075 per quarter per Series B redeemable preferred share, or approximately $13.7 million. In addition, interest payments on our debt are estimated to be $11.9 million for 2006.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2006, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $44.9 million and from EquiTrust Life is $21.6 million. With respect to the amount available from Farm Bureau Life, $39.2 million is not available until December 2006 due to the timing and amount of dividend payments made during 2005.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its debt. In addition, it is anticipated that a combination of available cash and investments and dividends from the Life Companies will be used to fund dividends on our common and preferred stock and interest expense payments on our debt.
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 2005, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $52.4 million at December 31, 2005. This amount includes short-term investments totaling $46.3 million used to fund the redemption of the Series C preferred stock.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in 2005, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $892.2 million in 2005, $833.4 million in 2004 and $711.2 million in 2003. Positive cash flow from operations is generally used to increase the Life Companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash and available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities, mortgage loans and our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2005, included $179.3 million of short-term investments, $5.1 million of cash and $1,068.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2005 or 2004.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2005:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$16,322,380	$673,261	$1,404,039	$1,378,908	$12,866,172
Subordinated note payable to Capital Trust, including interest payments (2)	298,275	4,850	9,700	9,700	274,025
La Salle Bank revolving line of credit, including interest payments (3)	58,357	2,557	5,113	50,687	—
Senior Notes, including interest payments	112,294	4,388	8,775	8,775	90,356
Home office operating leases	18,768	2,405	5,010	5,343	6,010
Purchase obligations	11,261	8,764	2,497	—	—
Mortgage loan funding	24,900	24,900	—	—	—
Other long-term liabilities (4)	31,309	10,787	11,300	3,212	6,010

Total	$16,877,544	$731,912	$1,446,434	$1,456,625	$13,242,573

(1)	Amounts shown in this table are projected payments through the year 2055 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

	Contractual	Balance Sheet
	Obligations	Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$11,359,479	$6,885,112	$4,474,367
(c) Supplementary contracts involving life contingencies	217,577	127,882	89,695

	11,577,056	7,012,994	4,564,062
(b) Traditional life insurance and accident and health products	3,760,639	1,206,598	2,554,041
(c) Supplementary contracts without life contingencies	650,044	383,455	266,589

Total	$15,987,739	$8,603,047	$7,384,692

The more significant factors causing this difference include:
(a)	reserves for products such as annuities and universal life products are generally based on the account values of the contracts without taking into account surrender charges, while the contractual obligations table includes projected cash payments. The following are the reconciling items between these balances (dollars in thousands):

Reserves based on account values, including separate accounts, per table above	$6,885,112
Projected amounts pertaining to:
Accumulation of interest/index credits	4,265,963
Surrender charges	(139,239)
Death benefits on universal life business in excess of projected account values	1,315,955
Net cost of insurance charges on variable and universal life business	(1,056,096)
Other, net	87,784

Contractual obligations per table above	$11,359,479

(b)	traditional life reserves are computed as the present value of future benefits less the present value of future premiums while the contractual obligations table includes gross benefit payments and

(c)	reserves for supplementary contracts and similar instruments are computed as the present value of future cash payments while the table above includes cash payments without the impact of discounting.
In addition, contractual obligations totaling $334.6 million relating to dividend accumulations and other policy claims are included in the “Other policy claims and benefits” and “Advance premiums and other deposits” lines on the consolidated balance sheets.
(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.
(3)	Interest on the revolving line of credit is assumed to be 5.51% until maturity.
(4)	Includes our estimated future contributions to multiemployer defined benefit plans. Contributions related to the qualified pension plan are included through 2007. No amounts related to the qualified pension plan are included beyond 2007 as the contribution amounts will be re-evaluated based on actual results.
We are also a party to other operating leases with total payments of approximately $0.4 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FBL Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBL Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that FBL Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of FBL Financial Group, Inc. and our report dated February 3, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 3, 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006 expressed an unqualified opinion thereon.
As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for guaranteed minimum death benefits and incremental death benefits on its variable annuities and in 2003 the Company changed its method of accounting for its Series C redeemable preferred stock and the subsidiary trust that issued the company-obligated mandatorily redeemable preferred stock.

/s/ Ernst & Young LLP
Des Moines, Iowa
February 3, 2006

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturities — available for sale, at market (amortized cost: 2005 — $6,841,432; 2004 — $6,209,593)	$6,950,251	$6,459,208
Fixed maturities — trading, at market (cost: 2005 — $15,004)	14,848	—
Equity securities — available for sale, at market (cost: 2005 — $54,565; 2004 — $55,359)	82,497	71,163
Mortgage loans on real estate	840,482	740,874
Derivative instruments	44,124	15,536
Investment real estate, less allowances for depreciation of $2,235 in 2005 and $2,016 in 2004	9,501	9,441
Policy loans	176,872	176,613
Other long-term investments	1,300	1,300
Short-term investments	179,333	27,545

Total investments	8,299,208	7,501,680

Cash and cash equivalents	5,120	27,957
Securities and indebtedness of related parties	23,379	22,727
Accrued investment income	81,491	68,314
Amounts receivable from affiliates	12,535	8,176
Reinsurance recoverable	116,032	119,631
Deferred policy acquisition costs	695,067	587,391
Deferred sales inducements	146,978	78,443
Value of insurance in force acquired	46,566	45,839
Property and equipment, less allowances for depreciation of $64,568 in 2005 and $62,456 in 2004	46,798	43,409
Goodwill	11,170	11,170
Other assets	29,694	33,970
Assets held in separate accounts	639,895	552,029

Total assets	$10,153,933	$9,100,736

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2005	2004
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$6,373,099	$5,432,828
Traditional life insurance and accident and health products	1,206,598	1,167,432
Unearned revenue reserve	29,390	29,319
Other policy claims and benefits	25,835	21,394

	7,634,922	6,650,973

Other policyholders’ funds:
Supplementary contracts without life contingencies	383,455	370,341
Advance premiums and other deposits	165,672	166,988
Accrued dividends	11,736	12,639

	560,863	549,968

Amounts payable to affiliates	13,112	7,981
Short-term debt	—	46,000
Long-term debt	218,446	217,183
Current income taxes	2,318	3,803
Deferred income taxes	88,148	118,965
Other liabilities	151,834	121,032
Liabilities related to separate accounts	639,895	552,029

Total liabilities	9,309,538	8,267,934

Minority interest in subsidiaries	164	191

Stockholders’ equity:
Preferred stock, without par value, at liquidation value — authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value — authorized 88,500,000 shares, issued and outstanding 27,940,341 shares in 2005 and 27,541,867 shares in 2004	72,260	62,234
Class B common stock, without par value — authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,524
Accumulated other comprehensive income	82,301	141,240
Retained earnings	679,146	618,613

Total stockholders’ equity	844,231	832,611

Total liabilities and stockholders’ equity	$10,153,933	$9,100,736

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Interest sensitive and index product charges	$96,258	$89,925	$83,944
Traditional life insurance premiums	134,618	131,865	129,190
Accident and health premiums	385	480	566
Net investment income	475,443	416,081	395,881
Derivative income (loss)	(2,800)	15,607	17,078
Realized/unrealized gains (losses) on investments	2,961	8,175	(2,008)
Other income	21,283	20,469	16,894

Total revenues	728,148	682,602	641,545
Benefits and expenses:
Interest sensitive and index product benefits	289,018	268,083	260,470
Traditional life insurance and accident and health benefits	85,600	83,329	75,852
Increase in traditional life and accident and health future policy benefits	36,327	34,149	32,745
Distributions to participating policyholders	22,907	24,733	27,443
Underwriting, acquisition and insurance expenses	152,588	150,046	130,935
Interest expense	13,590	11,397	5,052
Other expenses	19,555	18,373	15,054

Total benefits and expenses	619,585	590,110	547,551

	108,563	92,492	93,994
Income taxes	(36,780)	(27,709)	(31,417)
Minority interest in earnings of subsidiaries:
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	—	(2,425)
Other	(159)	(105)	(16)
Equity income, net of related income taxes	1,218	1,398	5,809

Net income	72,842	66,076	65,945
Dividends on Series B and C preferred stock	(150)	(150)	(2,297)

Net income applicable to common stock	$72,692	$65,926	$63,648

Earnings per common share	$2.51	$2.31	$2.27

Earnings per common share — assuming dilution	$2.47	$2.26	$2.23

Cash dividends per common share	$0.42	$0.40	$0.40

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income	Earnings	Equity
Balance at January 1, 2003	$3,000	$43,993	$7,533	$95,145	$511,692	$661,363
Comprehensive income:
Net income for 2003	—	—	—	—	65,945	65,945
Change in net unrealized investment gains/losses	—	—	—	26,407	—	26,407

Total comprehensive income						92,352
Stock based compensation, including the issuance of 419,649 common shares under compensation plans	—	7,690	—	—	—	7,690
Adjustment resulting from capital transactions of equity investee	—	(74)	(11)	—	—	(85)
Dividends on preferred stock	—	—	—	—	(2,297)	(2,297)
Dividends on common stock	—	—	—	—	(11,196)	(11,196)

Balance at December 31, 2003	3,000	51,609	7,522	121,552	564,144	747,827
Comprehensive income:
Net income for 2004	—	—	—	—	66,076	66,076
Change in net unrealized investment gains/losses	—	—	—	19,688	—	19,688

Total comprehensive income						85,764
Stock based compensation, including the issuance of 543,939 common shares under compensation plans	—	10,612	—	—	—	10,612
Adjustment resulting from capital transactions of equity investee	—	13	2	—	—	15
Dividends on preferred stock	—	—	—	—	(150)	(150)
Dividends on common stock	—	—	—	—	(11,457)	(11,457)

Balance at December 31, 2004	3,000	62,234	7,524	141,240	618,613	832,611
Comprehensive income:
Net income for 2005	—	—	—	—	72,842	72,842
Change in net unrealized investment gains/losses	—	—	—	(58,939)	—	(58,939)

Total comprehensive income						13,903
Stock based compensation, including the issuance of 398,474 common shares under compensation plans	—	10,026	—	—	—	10,026
Dividends on preferred stock	—	—	—	—	(150)	(150)
Dividends on common stock	—	—	—	—	(12,159)	(12,159)

Balance at December 31, 2005	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities
Net income	$72,842	$66,076	$65,945
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding deferred sales inducements	236,561	223,543	202,599
Change in fair value of embedded derivatives	4,891	2,353	14,203
Charges for mortality and administration	(89,758)	(84,031)	(79,989)
Deferral of unearned revenues	1,046	956	1,264
Amortization of unearned revenue reserve	(1,274)	(1,786)	(1,763)
Provision for depreciation and amortization	10,360	1,165	(12,449)
Equity income, net of related taxes	(1,218)	(1,398)	(5,809)
Realized/unrealized losses (gains) on investments	(2,961)	(8,175)	2,008
Increase in traditional life and accident and health benefit accruals	39,166	35,348	35,089
Policy acquisition costs deferred	(142,611)	(119,377)	(116,248)
Amortization of deferred policy acquisition costs	57,207	52,717	44,773
Amortization of deferred sales inducements	10,418	6,792	4,040
Net acquisition of fixed maturities — trading	(15,006)	—	—
Change in accrued investment income	(13,177)	(15,389)	717
Change in amounts receivable from/payable to affiliates	772	4,610	(1,781)
Change in reinsurance recoverable	3,599	(2,640)	(21,536)
Change in current income taxes	(2,141)	19,811	(11,352)
Provision for deferred income taxes	918	(5,369)	(1,608)
Other	47,459	9,326	30,964

Net cash provided by operating activities	217,093	184,532	149,067

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities — available for sale	875,577	1,410,112	1,704,603
Equity securities — available for sale	1,759	2,412	6,439
Mortgage loans on real estate	58,649	43,884	78,884
Derivative instruments	12,842	—	—
Investment real estate	—	23,958	632
Policy loans	36,140	36,739	37,621
Other long-term investments	—	1	1,002
Short-term investments — net	—	7,786	15,514

	984,967	1,524,892	1,844,695

Acquisition of investments:
Fixed maturities — available for sale	(1,509,254)	(2,437,298)	(2,442,029)
Equity securities — available for sale	(434)	(466)	(8,339)
Mortgage loans on real estate	(158,681)	(151,831)	(231,472)
Derivative instruments	(34,542)	(8,110)	—
Investment real estate	(40)	(1,286)	(4,720)
Policy loans	(36,399)	(35,805)	(36,171)
Other long-term investments	—	—	(525)
Short-term investments — net	(151,788)	—	—

	(1,891,138)	(2,634,796)	(2,723,256)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Investing activities — continued
Proceeds from disposal, repayments of advances and other distributions from equity investees	$2,206	$2,035	$13,071
Investments in and advances to equity investees	—	—	(13,137)
Purchases of property and equipment	(20,110)	(25,458)	(17,009)
Disposal of property and equipment	3,223	6,474	3,710

Net cash used in investing activities	(920,852)	(1,126,853)	(891,926)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,363,314	1,107,075	1,117,549
Return of policyholder account balances on interest sensitive and index products	(632,263)	(443,985)	(395,993)
Proceeds from long-term debt	—	121,512	—
Repayments of short-term debt	(46,273)	(45,280)	—
Distributions on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	—	(2,425)
Distributions related to minority interests — net	(186)	(75)	(51)
Issuance of common stock	8,639	8,780	6,654
Dividends paid	(12,309)	(11,607)	(12,028)

Net cash provided by financing activities	680,922	736,420	713,706

Decrease in cash and cash equivalents	(22,837)	(205,901)	(29,153)
Cash and cash equivalents at beginning of year	27,957	233,858	263,011

Cash and cash equivalents at end of year	$5,120	$27,957	$233,858

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,779	$8,618	$3,584
Income taxes	36,617	11,436	43,464
Non-cash operating activity:
Deferral of sales inducements	72,872	50,668	19,763
Non-cash investing activity:
Transfer of investments from securities and indebtedness of related parties to equity securities	—	—	38,312
Non-cash financing activity:
Refinancing of short-term debt	46,000	—	40,000
See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Nature of Business
FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. EquiTrust Life markets individual annuity products through independent agents and brokers and variable products through alliances with other insurance companies. These sales take place throughout the United States. In addition to writing direct insurance business, EquiTrust Life assumes, through a coinsurance agreement, a percentage of certain annuities written by American Equity Investment Life Insurance Company (American Equity) prior to August 1, 2004. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty companies.
Consolidation
Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.
Accounting Changes
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier application encouraged. The impact of adoption is not expected to be material as our current accounting policy for internal replacements substantially conforms to the guidance outlined in the SOP. We plan to adopt SOP 05-1 in 2007.
In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 154, “Accounting Changes and Error Corrections”, which is a replacement of Accounting Principals Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Statement No. 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, if any such changes occur.
In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The stock option expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement. In addition, the impact of forfeitures is estimated and compensation expense is recognized only for those options expected to vest. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This statement is effective for fiscal years beginning after June 15, 2005. Details regarding the impact of changes in accounting for stock-based compensation and our application of the modified-prospective-transition method of adoption are outlined in the “Stock-Based Compensation” section of this Note.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective January 1, 2004, we adopted SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” issued by the AcSEC. The SOP provides guidance on separate account presentation and valuation and the classification and valuation of long-duration contract liabilities. To comply with this SOP, we changed our method of computing reserves for guaranteed minimum death benefits (GMDB) and incremental death benefits (IDB) associated with our variable annuities.
Variable annuity and variable universal life contracts are the only contracts reported in our separate accounts. These contracts generally do not have any minimum guarantees other than minimum interest guarantees on funds deposited in our general account and GMDBs on our variable annuities. In addition, certain variable annuity contracts have an IDB rider that pays a percentage of the gain on the contract upon death of the contract holder. Information regarding our GMDBs and IDBs by type of guarantee and related separate account balance and net amount at risk (amount by which GMDB or IDB exceeds account value) is as follows:

	December 31, 2005		December 31, 2004
	Separate		Separate
	Account	Net Amount at	Account	Net Amount at
Type of Guarantee	Balance	Risk	Balance	Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$213,852	$3,967	$206,054	$6,099
Return the greater of highest anniversary value or net deposits	249,670	883	158,170	1,081
Return the greater of last anniversary value or net deposits	—	—	61,950	759
Incremental death benefit	324,736	22,744	284,974	17,732

Total		$27,594		$25,671

The separate account assets are principally comprised of stock and bond mutual funds. The reserve for GMDBs and IDBs, determined using scenario-based modeling techniques and industry mortality assumptions, totaled $0.9 million at December 31, 2005 and $0.5 million at December 31, 2004. The weighted average age of the contract holders with a GMDB or IDB rider was 58 years at December 31, 2005 and 57 years at December 31, 2004.
Incurred benefits for GMDBs and IDBs totaled $0.6 million for 2005, ($0.1) million for 2004, excluding the impact of the adoption of SOP 03-1 and $0.3 million for 2003. Paid benefits for GMDBs and IDBs totaled $0.1 million for 2005, 2004 and 2003. The adoption of SOP 03-1 provisions relating to GMDBs and IDBs resulted in an increase to net income for 2004 totaling less than $0.1 million (less than $0.01 per common share — basic and diluted).
Effective July 1, 2003, we adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Upon adoption of this Statement, our company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock were reclassified to debt on our consolidated balance sheet. There were no adjustments to the carrying values of these instruments upon reclassification. Also, in accordance with Statement No. 150, amounts previously classified as dividends on these financial instruments ($2.3 million for 2005, $2.2 million for 2004 and $4.6 million for the six months ended December 31, 2003) are recorded as interest expense. All changes in classifications made due to the adoption of Statement No. 150 were made on a prospective basis only as reclassification of prior period amounts was not permitted. The adoption of Statement No. 150 resulted in a $2.2 million decrease to net income for 2003. The adoption of Statement No. 150 did not impact net income applicable to common stock or earnings per common share. As discussed below, our company-obligated mandatorily redeemable preferred stock of subsidiary trust was removed from our consolidated financial statements in connection with the deconsolidation of the trust effective December 31, 2003.
In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Interpretation No. 46 establishes a variable interests model to follow when determining whether or not to consolidate an entity that is not evaluated for consolidation under the traditional voting interests model. This Interpretation generally requires that a company (investee) being evaluated under the variable interests model be consolidated if (a) the investor has decision making powers over the entity — that is, the ability to buy and sell assets or conduct operations or (b) the investor is exposed to the majority of the risks or

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
rewards of the entity. In addition, the Interpretation requires that investments made by related parties be analyzed together in applying the variable interests model. The disclosure provisions of this Interpretation were effective for financial statements issued after January 31, 2003. The consolidation provisions are effective for new transactions entered into after January 31, 2003 and for pre-existing entities as of December 31, 2003.
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
Investments
Fixed Maturities and Equity Securities
Fixed maturity securities, comprised of bonds and redeemable preferred stocks, which may be sold, are designated as “available for sale.” Available-for-sale securities are reported at market value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders’ equity as a component of accumulated other comprehensive income. Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Fixed maturity securities that are purchased with the intent to sell within a short period of time are classified as “trading.” These securities are carried at fair value and unrealized gains and losses are reflected in the consolidated statements of income as a component of realized/unrealized gains (losses) on investments. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities’ expected lives.
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
Derivative Instruments
Derivative instruments include interest rate swaps used to reduce our exposure to increases in market interest rates on a portion of our annuity product portfolio and call options used to fund index credits on index annuities. In addition, during 2004 we had a treasury rate lock agreement (“rate lock”) in effect in connection with a debt offering. Furthermore, we have embedded derivatives associated with our index annuity business, certain modified coinsurance contracts and when-issued investment trading activity. All derivatives are recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For derivatives not designated as a hedging instrument, the change in fair value is recognized in earnings in the period of change. See Note 3, “Derivative Instruments,” and Note 7, “Credit Arrangements,” for more information regarding our derivative instruments and embedded derivatives.
Investment Real Estate
Investment real estate is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, which is included with investment real estate in our consolidated balance sheets, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or estimated fair value on the foreclosure date. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value, an impairment loss is recognized and the property’s cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments.
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
Accrued Investment Income
We discontinue the accrual of investment income on invested assets when it is determined that collection is uncertain.
Realized/Unrealized Gains and Losses on Investments
Realized gains and losses on sales of investments are determined on the basis of specific identification. This line item also includes the change in unrealized gains and losses on trading securities. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the carrying value of the investment is reduced to its fair value and a specific

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
write down is taken. Such reductions in carrying value are recognized as realized losses on investments. For fixed maturity securities and equity securities, the fair value becomes the new cost basis for the security and the cost basis is not adjusted for subsequent recoveries in fair value. However, for fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, will be amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows. It is difficult to estimate cash flows on securities that have been written down for an other-than-temporary impairment due to the inherent variability of cash flows associated with distressed securities and the volatility of market values with changes in market interest rates. Due to these difficulties, amortization of amounts previously recorded as realized losses is expected to be rare. No such amortization was recorded in 2005, 2004 or 2003.
Market Values
Market values of fixed maturity securities are reported based on quoted market prices, where available. Market values of fixed maturity securities not actively traded in a liquid market are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U. S. Treasury bond yields. Market values of the conversion features embedded in convertible fixed maturity securities are estimated using an option-pricing model. Market values of redeemable preferred stocks, equity securities, call options and interest rate swaps are based on the latest quoted market prices, or for those stocks not readily marketable, generally at values which are representative of the market values of comparable issues. Market values for the embedded derivatives in our modified coinsurance contracts and relating to our when-issued securities are based on the difference between the fair value and the cost basis of the underlying investments. Market values for the embedded derivatives in our reinsurance recoverable relating to call options are based on quoted market prices.
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
Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired
Deferred policy acquisition costs include certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Deferred sales inducements include premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.88% in 2005, 5.02% in 2004 and 5.28% in 2003.
For participating traditional life insurance, interest sensitive and index products, these costs are being amortized generally in proportion to expected gross profits (after dividends to policyholders, if applicable) from surrender

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
charges and investment, mortality, and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.
Property and Equipment
Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $36.3 million at December 31, 2005 and $35.7 million at December 31, 2004, and estimated useful lives that generally range from two to ten years. Capitalized software costs had a carrying value of $10.5 million at December 31, 2005 and $7.7 million at December 31, 2004, and estimated useful lives that range from two to five years. Depreciation expense for furniture and equipment was $8.7 million in 2005, $8.2 million in 2004 and $7.4 million in 2003. Amortization expense for capitalized software was $4.8 million in 2005, $4.1 million in 2004 and $4.7 million in 2003.
Goodwill
Goodwill represents the excess of amount paid to acquire a company over the fair value of its net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We have performed impairment testing using cash flow analyses and determined none of our goodwill was impaired as of December 31, 2005 or December 31, 2004.
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
For our direct business, interest crediting rates for interest sensitive products ranged from 2.40% to 4.50% in 2005, from 1.75% to 4.50% in 2004 and from 2.55% to 5.55% in 2003. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.00% to 11.50% in 2005 and 2004 and from 3.25% to 12.00% in 2003. A portion of the interest credited on our direct business and assumed through the coinsurance agreement ($1.2 million in 2005, $9.5 million in 2004 and $19.8 million in 2003) represents an additional interest credit on first-year premiums, payable at policy issue or until the first contract anniversary date (first-year bonus interest). These amounts are included as deferred sales inducements.
The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.28% in 2005, 6.51% in 2004 and 6.87% in 2003. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 43% of direct receipts from policyholders during 2005, 2004 and 2003 and represented 14% of life insurance in force at December 31, 2005 (2004 and 2003 – 15%). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.
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
We had undiscounted reserves of $0.1 million at December 31, 2005 and December 31, 2004 to cover estimated future assessments on known insolvencies. We had assets totaling $0.4 million at December 31, 2005 and $0.3 million at December 31, 2004 representing estimated premium tax offsets on paid and future assessments. Expenses incurred for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2005, 2004 and 2003. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2006 and substantially all the related future premium tax offsets will be realized during the five year period ending December 31, 2010. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of our underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,904	$14,473	$13,508
Amortization of deferred policy acquisition costs	57,207	52,717	44,773
Amortization of value of insurance in force acquired	2,861	2,321	3,140
Other underwriting, acquisition and insurance expenses, net of deferrals	78,616	80,535	69,514

Total	$152,588	$150,046	$130,935

Other Income and Other Expenses
Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $0.7 million in 2005 and $1.2 million in 2004 and 2003. Lease income from leases with affiliates totaled $11.0 million in 2005, $8.2 million in 2004 and $6.9 million in 2003. Investment advisory fee income from affiliates totaled $2.5 million in 2005, $2.3 million in 2004 and $2.0 million in 2003.
Stock-Based Compensation
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
As discussed above, we will adopt Statement 123(R) on January 1, 2006, using the modified-prospective-transition method. Under the modified-prospective-transition method, we will recognize compensation expense in financial statements issued subsequent to the adoption for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service has not been provided as of the adoption date. We are not able to estimate the impact of adopting Statement No. 123(R) for the future as it is dependent on unknown factors such as the amount of future stock option grants and forfeitures and the timing of employee stock option exercises. However, we estimate that if Statement No. 123(R) would have been adopted as of January 1, 2005, net income would have been decreased by $0.7 million ($0.02 per basic and diluted share) for the year ended December 31, 2005. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted share) relating to the change in accounting for forfeitures. The impact of adopting Statement No. 123(R) on operating and financing cash flows is not expected to be material since the cash flow from excess tax deductions totaled $1.4 million for 2005 and $1.8 million for 2004.
While the paragraph above explains the impact of adopting Statement No. 123(R), the following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards in each period.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$72,842	$66,076	$65,945
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	1,805	1,234	610
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,177)	(1,854)	(1,115)

Net income, pro forma	$72,470	$65,456	$65,440

Earnings per common share, as reported	$2.51	$2.31	$2.27

Earnings per common share, pro forma	$2.50	$2.28	$2.26

Earnings per common share — assuming dilution, as reported	$2.47	$2.26	$2.23

Earnings per common share — assuming dilution, pro forma	$2.46	$2.24	$2.22

Restricted stock awards that vest based on meeting performance standards and the passage of time are charged to expense using the straight-line method over the required service period. The value of the awards is based on the grant date fair value of the restricted stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period.
The non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units pursuant to the Director Compensation Plan. In addition, certain members of management may defer a portion of their compensation in the form of deferred stock units. The fair value of Class A common shares and deferred stock units, as measured by the fair value of the underlying Class A common stock, are charged to expense in the period they are earned.
Comprehensive Income
Unrealized gains and losses on our available-for-sale securities and interest rate swaps are included in accumulated other comprehensive income in stockholders’ equity. Other comprehensive income excludes net investment gains included in net income which represent transfers from unrealized to realized gains and losses. These amounts totaled $1.9 million in 2005, $1.4 million in 2004 and $1.0 million in 2003. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($1.5) million in 2005, ($1.7) million in 2004 and ($0.4) million in 2003.
Dividend Restriction
We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of our line of credit agreement with LaSalle Bank National Association, or in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. See Note 7, “Credit Arrangements,” for additional information regarding these agreements.
Reclassifications
Certain amounts in the 2004 and 2003 consolidated statements of cash flows have been reclassified to conform to the 2005 financial statement presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities,

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
revenues and expenses and the disclosure of contingent assets and liabilities. For example, significant estimates and assumptions are utilized in the valuation of investments, determination of other-than-temporary impairments of investments, amortization of deferred policy acquisition costs and deferred sales inducements, calculation of policyholder liabilities and accruals and determination of pension expense. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the consolidated financial statements.
2. Investment Operations
Fixed Maturities and Equity Securities
The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities classified as available for sale:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
December 31, 2005
Bonds:
Corporate securities	$3,068,472	$120,067	$(38,953)	$3,149,586
Mortgage and asset-backed securities	2,202,636	22,154	(16,905)	2,207,885
United States Government and agencies	605,624	4,606	(9,165)	601,065
State, municipal and other governments	584,250	17,559	(1,721)	600,088
Public utilities	298,134	8,709	(4,150)	302,693
Redeemable preferred stocks	82,316	6,640	(22)	88,934

Total fixed maturities	$6,841,432	$179,735	$(70,916)	$6,950,251

Equity securities	$54,565	$28,143	$(211)	$82,497

December 31, 2004
Bonds:
Corporate securities	$2,446,424	$166,986	$(5,691)	$2,607,719
Mortgage and asset-backed securities	2,564,265	65,839	(7,488)	2,622,616
United States Government and agencies	636,985	6,983	(7,714)	636,254
State, municipal and other governments	321,697	11,954	(873)	332,778
Public utilities	169,759	11,583	(688)	180,654
Redeemable preferred stocks	70,463	8,724	—	79,187

Total fixed maturities	$6,209,593	$272,069	$(22,454)	$6,459,208

Equity securities	$55,359	$15,941	$(137)	$71,163

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.
The carrying value and estimated market value of our portfolio of available-for-sale fixed maturity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Estimated
	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$84,700	$84,750
Due after one year through five years	434,017	443,610
Due after five years through ten years	1,365,104	1,371,632
Due after ten years	2,672,659	2,753,440

	4,556,480	4,653,432
Mortgage and asset-backed securities	2,202,636	2,207,885
Redeemable preferred stocks	82,316	88,934

	$6,841,432	$6,950,251

Net unrealized investment gains on fixed maturity and equity securities classified as available for sale and interest rate swaps, recorded directly to stockholders’ equity, were comprised of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Unrealized appreciation on:
Fixed maturities — available for sale	$108,819	$249,615
Equity securities — available for sale	27,932	15,804
Interest rate swaps	5,524	3,242

	142,275	268,661

Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(13,666)	(38,925)
Deferred sales inducements	(181)	(6,262)
Value of insurance in force acquired	(2,552)	(6,140)
Unearned revenue reserve	361	660
Provision for deferred income taxes	(44,183)	(76,298)

	82,054	141,696

Proportionate share of net unrealized investment gains (losses) of equity investees	247	(456)

Net unrealized investment gains	$82,301	$141,240

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($66.4) million in 2005, $24.4 million in 2004 and ($1.6) million in 2003.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables set forth the estimated market value and unrealized losses of available-for-sale fixed maturity securities in an unrealized loss position that are not deemed to be other-than-temporarily impaired. These are listed by investment category and the length of time the securities have been in an unrealized loss position:
December 31, 2005

	Less than one year		One year or more		Total
			Estimated		Estimated
	Estimated	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities	Market Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Corporate securities	$1,209,305	$(34,909)	$101,026	$(4,044)	$1,310,331	$(38,953)
Mortgage and asset-backed securities	877,554	(9,836)	174,963	(7,069)	1,052,517	(16,905)
United States Government and agencies	399,571	(5,724)	79,614	(3,441)	479,185	(9,165)
State, municipal and other governments	144,394	(1,671)	1,832	(50)	146,226	(1,721)
Public utilities	141,284	(3,691)	8,161	(459)	149,445	(4,150)
Redeemable preferred stocks	10,024	(22)	—	—	10,024	(22)

Total fixed maturities	$2,782,132	$(55,853)	$365,596	$(15,063)	$3,147,728	$(70,916)

December 31, 2004

	Less than one year		One year or more		Total
			Estimated		Estimated
	Estimated	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities	Market Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Corporate securities	$341,064	$(5,321)	$14,112	$(370)	$355,176	$(5,691)
Mortgage and asset-backed securities	209,027	(3,477)	129,673	(4,011)	338,700	(7,488)
United States Government and agencies	174,124	(917)	98,206	(6,797)	272,330	(7,714)
State, municipal and other governments	69,128	(812)	7,215	(61)	76,343	(873)
Public utilities	24,931	(462)	4,486	(226)	29,417	(688)

Total fixed maturities	$818,274	$(10,989)	$253,692	$(11,465)	$1,071,966	$(22,454)

Included in the above table are 515 securities from 328 issuers at December 31, 2005 and 169 securities from 130 issuers at December 31, 2004. These increases are primarily due to the impact of increases in market interest rates during 2005. The following summarizes the details describing the more significant unrealized losses by investment category as of December 31, 2005.
Corporate securities: The unrealized losses on corporate securities totaled $39.0 million, or 55.0% of our total unrealized losses. The largest losses were in the manufacturing sector ($335.4 million carrying value and $17.4 million unrealized loss) and in the financial services sector ($604.2 million carrying value and $11.1 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the transportation manufacturing sector ($47.9 million carrying value and $5.7 million unrealized loss) and the paper and allied products sector ($58.7 million carrying value and $4.8 million unrealized loss). The unrealized loss in the transportation manufacturing industry is mainly due to credit spread widening on issues involved in automobile manufacturing and automobile parts manufacturing. These sectors have been hurt by poor operating results and weak competitive positions due to high operating cost structures. The unrealized loss in the paper and allied products sector is mainly due to spread widening that is the result of weaker operating results. In addition, we believe there are concerns that the sector may see increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized loss in the financial sector and the remaining corporate sectors was caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than temporarily impaired at December 31, 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
United States Government and agencies: The unrealized losses on U.S. governments and agencies were caused by increases in market interest rates. We purchased these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. government and by agencies of the U.S. government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
State municipal and other governments: The unrealized losses on state, municipal and other governments were caused by increases in market interest rates. We purchased these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
Public utilities: Unrealized losses on public utilities totaled $4.2 million at December 31, 2005. The largest portion of this loss ($1.1 million) is attributable to four issues with a total carrying value of $21.9 million. The unrealized loss on these issues was due to an increase in market interest rates and a modest widening in the credit spreads. The credit spreads widened because one of the utilities operates in the Gulf Coast region and the other utilities’ parent company had operations in the Gulf Coast region. The markets appear to be factoring in concern as to whether the issuers will be able to recover all of the infrastructure repair costs that will be incurred as a result of hurricane damage. These issues are still rated investment grade and given that they are first mortgage bonds, it is probable that all payments on the issues will be made. Because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider the investment in these four issues to be other-than-temporarily impaired at December 31, 2005. The remaining $3.1 million of unrealized losses on public utility investments are from 30 issues with a total fair value of $127.5 million. These unrealized losses were caused primarily by an increase in market interest rates. We have the ability and intent to hold these investments until recovery of fair value, which may be maturity and we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.
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
We also have $0.2 million of gross unrealized losses on equity securities with an estimated market value of $0.6 million at December 31, 2005 and $0.1 million of gross unrealized losses on equity securities with an estimated market value of $0.7 million at December 31, 2004. These equity securities have been in an unrealized loss position for more than one year.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mortgage Loans on Real Estate
Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.
We have provided an allowance for possible losses against our mortgage loan portfolio. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$3,500	$3,500	$55
Realized losses	479	—	3,500
Sales	(3,979)	—	(55)

Balance at end of year	$—	$3,500	$3,500

We do not have any impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) at December 31, 2005. The carrying value of impaired loans was $4.2 million at December 31, 2004.
Investment Real Estate
We have provided an allowance for possible losses against our investment real estate. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$618	$1,009	$817
Realized losses	82	73	218
Sales	—	(464)	(26)

Balance at end of year	$700	$618	$1,009

Net Investment Income
Components of net investment income are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Fixed maturities — available for sale	$407,443	$358,976	$340,619
Fixed maturities — trading	277	—	—
Equity securities — available for sale	529	464	1,098
Mortgage loans on real estate	52,233	47,306	39,220
Investment real estate	1,212	2,510	2,187
Policy loans	10,617	10,665	11,274
Other long-term investments	—	—	152
Short-term investments, cash and cash equivalents	1,946	2,355	3,159
Prepayment fee income and other	7,635	2,497	7,218

	481,892	424,773	404,927
Less investment expenses	(6,449)	(8,692)	(9,046)

Net investment income	$475,443	$416,081	$395,881

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Realized and Unrealized Gains and Losses
Realized/unrealized gains (losses), recorded as a component of income, and the change in unrealized appreciation/depreciation on investments and interest rate swaps, recorded as a component of the change in accumulated other comprehensive income, are summarized below:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Realized/unrealized — income
Fixed maturities — available for sale	$2,924	$3,123	$1,997
Fixed maturities — trading	(156)	—	—
Equity securities — available for sale	432	(18)	(553)
Mortgage loans on real estate	(479)	—	(3,453)
Investment real estate	240	5,181	(379)
Securities and indebtedness of related parties	—	(85)	—
Notes receivable and other	—	(26)	380

Realized/unrealized gains (losses) on investments	$2,961	$8,175	$(2,008)

Unrealized — accumulated other comprehensive income
Fixed maturities — available for sale	$(140,796)	$37,938	$7,913
Equity securities — available for sale	12,128	4,338	12,117
Interest rate swaps	2,282	967	2,275

Change in unrealized appreciation/depreciation of investments	$(126,386)	$43,243	$22,305

The table above excludes amounts attributable to investments held by subsidiaries engaged in the broker/dealer industry. The entire realized/unrealized loss on fixed maturity securities classified as trading for 2005 relates to securities held as of December 31, 2005.
An analysis of sales, maturities and principal repayments of our available-for-sale fixed maturities portfolio is as follows:

		Gross Realized	Gross Realized
	Amortized Cost	Gains	Losses	Proceeds
		(Dollars in thousands)
Year ended December 31, 2005
Scheduled principal repayments and calls — available for sale	$657,080	$—	$—	$657,080
Sales — available for sale	214,453	6,391	(2,347)	218,497

Total	$871,533	$6,391	$(2,347)	$875,577

Year ended December 31, 2004
Scheduled principal repayments and calls — available for sale	$1,179,419	$—	$—	$1,179,419
Sales — available for sale	221,750	9,396	(453)	230,693

Total	$1,401,169	$9,396	$(453)	$1,410,112

Year ended December 31, 2003
Scheduled principal repayments and calls — available for sale	$1,515,298	$—	$—	$1,515,298
Sales — available for sale	178,128	15,402	(4,225)	189,305

Total	$1,693,426	$15,402	$(4,225)	$1,704,603

Realized losses on fixed maturities totaling $2.2 million in 2005, $6.3 million in 2004 and $9.2 million in 2003 were incurred as a result of writedowns for other than temporary impairment of fixed maturity securities.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income taxes (credits) include a provision of $1.0 million in 2005, $2.9 million in 2004 and ($0.7) million in 2003 for the tax effect of realized gains and losses.
Variable Interest Entities
We have investments in several variable interest entities for which we are not considered the primary beneficiary. These investments consist of common and preferred stock investments in a company that operates in the broker/ dealer industry and certain mezzanine commercial real estate loans on real estate properties. The broker/dealer had revenues totaling $49.7 million for 2005, $43.9 million for 2004 and $30.3 million for 2003. There were three real estate projects in 2005 and four real estate projects in 2004 and 2003. Each real estate project has assets totaling less than $17.0 million at December 31, 2005 and December 31, 2004 and less than $16.0 million at December 31, 2003. Our investments in these entities were made during the period from 2002 to 2005. Our maximum exposure to loss is the carrying value of our investments which totaled $5.0 million at December 31, 2005 and $4.6 million at December 31, 2004 for the broker/dealer and $4.3 million at December 31, 2005 and $6.2 million at December 31, 2004 for the mezzanine commercial real estate loans.
Other
We have a common stock investment in American Equity’s parent, American Equity Investment Life Holding Company (AEL), valued at $72.0 million at December 31, 2005 and $59.5 million at December 31, 2004. American Equity underwrites and markets life insurance and annuity products throughout the United States. In December 2003, AEL completed an initial public offering (IPO). Prior to the IPO, we accounted for AEL using the equity method and, due to the timing of the availability of financial information, we recorded our share of AEL’s results one quarter in arrears. As a result of the IPO, our percentage ownership interest in AEL decreased and we discontinued applying the equity method of accounting and began recording the investment at market value in the equity securities line on the consolidated balance sheet.
Summarized financial information for AEL and our common stock ownership percentage when the equity method of accounting applied is as follows:

As of or for the twelve-month
period ended September 30, 2003
(Dollars in thousands)
Total cash and investments	$5,816,845
Total assets	6,634,396
Long-term debt	132,963
Total liabilities	6,515,048
Minority interest	25,910
Total revenues	415,597
Income from continuing operations	21,025
Net income	21,025
Percentage ownership of common stock	32.1%
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
At December 31, 2005, affidavits of deposits covering investments with a carrying value totaling $7,718.5 million were on deposit with state agencies to meet regulatory requirements. Also, fixed maturity securities with a carrying value of $44.5 million were on deposit with the FHLB as collateral for our funding agreement.
At December 31, 2005, we had committed to provide additional funding for mortgage loans on real estate aggregating $24.9 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We received cash collateral for derivative transactions totaling $6.4 million at December 31, 2005 and $1.9 million at December 31, 2004 that was invested and included in the consolidated balance sheet with a corresponding amount recorded in other liabilities. We also have securities with a market value of $4.7 million that we hold as off-balance sheet collateral for derivative transactions at December 31, 2005.
The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2005 include real estate, equity securities and other long-term investments totaling $2.7 million.
No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders’ equity at December 31, 2005.
3. Derivative Instruments
We have six interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $300.0 million. Details regarding the swaps are as follows (dollars in thousands):

				Carrying and Fair Value at December 31,
Maturity	Notional	Receive	Pay
Date	Amount	Rate	Rate	2005	2004
5/1/2006	$50,000	1 month LIBOR*	2.545%	$313	$313
4/1/2008	50,000	3 month LIBOR*	3.865	1,063	—
7/1/2008	50,000	1 month LIBOR*	2.579	2,175	1,359
7/1/2008	50,000	1 month LIBOR*	2.465	2,333	1,570
1/1/2010	50,000	1 month LIBOR*	4.858	11	—
12/1/2010	50,000	1 month LIBOR*	5.040	(371)	—

	$300,000			$5,524	$3,242

*	London Interbank Offered Rate

These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. We formally document this hedging relationship, including identification of the interest rate swaps as the hedging instruments and interest credited to the related flexible premium deferred annuity contract liabilities as the hedged transactions. We also document our risk management objectives and strategies for undertaking these transactions. Interest sensitive product benefits decreased by $1.0 million in 2005, and increased $1.6 million in 2004 and $1.2 million in 2003 as a result of the net interest settlements on the interest rate swaps. There was no ineffectiveness recorded in the consolidated statements of income during 2005, 2004 or 2003.
We assume index annuity business under the coinsurance agreement and began writing index annuities directly during 2004. Index annuities guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. Most of the premium received is invested in investment grade fixed income securities and is intended to cover the minimum guaranteed value due to the contract holder at the end of the contract term. A portion of the premium received from the contract holder is used to purchase derivatives consisting of one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. Although the call options are designed to be effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums.
We held call options relating to our direct business with a fair value of $38.2 million at December 31, 2005 and $12.3 million at December 31, 2004. Our share of call options assumed under the coinsurance agreement, which is recorded as embedded derivatives in reinsurance recoverable, totaled $27.7 million at December 31, 2005 and $35.8 million at December 31, 2004. Derivative income (loss) includes ($2.3) million for 2005, $15.2 million for 2004 and $16.8 million for 2003 relating to call option proceeds and changes in fair value.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is included in interest sensitive and index product benefits in the consolidated statements of income and totaled $4.9 million for 2005, $2.4 million for 2004 and $14.2 million for 2003.
We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.1 million at December 31, 2005 and $0.7 million at December 31, 2004, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was less than $0.1 million at December 31, 2005 and December 31, 2004. Derivative income (loss) from our modified coinsurance contracts totaled ($0.4) million in 2005, $0.1 million in 2004 and $0.4 million in 2003.
We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these “when issued” securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income. While we didn’t purchase any when issued securities in 2005, derivative income (loss) from when issued securities totaled less than $0.1 million in 2004 and ($0.6) million in 2003.
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
Cash, short-term investments and other long-term investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Other assets and other liabilities: Fair values for interest rate swaps are based on quoted market prices. Other assets or other liabilities also include the embedded derivatives in our modified coinsurance contracts under which we cede business. Market values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying investments. We are not required to estimate fair value for the remainder of the other asset or other liabilities balances.
Assets held in separate accounts: Separate account assets are reported at estimated fair value in our consolidated balance sheets.
Future policy benefits and other policyholders’ funds: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds, funding agreements and supplementary contracts) are estimated using one of two methods. For contracts with known maturities, fair value is determined using discounted cash flow analyses based on current interest rates being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. For contracts without known maturities, fair value is cash surrender value, the cost we would incur to extinguish the liability. We are not required to estimate the fair value of our liabilities under other insurance contracts.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

	December 31,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities – available for sale	$6,950,251	$6,950,251	$6,459,208	$6,459,208
Fixed maturities – trading	14,848	14,848	—	—
Equity securities – available for sale	82,497	82,497	71,163	71,163
Mortgage loans on real estate	840,482	850,940	740,874	764,250
Derivative instruments	44,124	44,124	15,536	15,536
Policy loans	176,872	193,710	176,613	202,810
Other long-term investments	1,300	1,300	1,300	1,300
Cash and short-term investments	184,453	184,453	55,502	55,502
Securities and indebtedness of related parties	6,266	6,266	5,184	5,184
Reinsurance recoverable	27,799	27,799	36,431	36,431
Other assets	32	32	—	—
Assets held in separate accounts	639,895	639,895	552,029	552,029

Liabilities
Future policy benefits	$5,481,634	$4,892,698	$4,550,179	$4,111,363
Other policyholders’ funds	548,083	567,039	536,339	565,693
Short-term debt	—	—	46,000	46,000
Long-term debt	218,446	171,699	217,183	175,237
Other liabilities	371	371	81	81
Liabilities related to separate accounts	639,895	620,760	552,029	536,234
5. Reinsurance and Policy Provisions
Reinsurance
In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. New sales of term life products are reinsured on a first dollar quota share basis. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $7,068.2 million (19.7% of direct life insurance in force) at December 31, 2005 and $6,419.4 million (18.9% of direct life insurance in force) at December 31, 2004.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In total, insurance premiums and product charges have been reduced by $30.4 million in 2005, $29.6 million in 2004 and $27.8 million in 2003 and insurance benefits have been reduced by $15.7 million in 2004, $14.7 million in 2004 and $15.4 million in 2003 as a result of cession agreements.
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
We assume certain annuity business issued prior to August 1, 2004 through the coinsurance agreement with American Equity. Effective August 1, 2004, we announced the suspension of this agreement and, as a result of this suspension, no transfers of new business will occur unless we and American Equity agree to resume the coinsurance of new business. The business assumed by us prior to the suspension remains as part of our in force business. Premiums collected on this assumed business, not included in revenues in the consolidated statements of income, totaled $4.5 million in 2005, $202.1 million in 2004 and $649.5 million in 2003.
We assume certain traditional life, universal life and annuity business issued through October 1, 2003 from EMC National Life Company (EMCNL). In addition, we also assume variable annuity business from alliance partners through modified coinsurance arrangements. Variable life business is also assumed from certain of the partners through similar modified coinsurance arrangements.
Life insurance in force assumed on a consolidated basis totaled $1,844.5 million (6.0% of total life insurance in force) at December 31, 2005, $1,843.5 million (6.3% of total life insurance in force) at December 31, 2004 and $1,977.1 million (7.0% of total life insurance in force) at December 31, 2003. In total, premiums and product charges assumed totaled $24.8 million in 2005, $23.0 million in 2004 and $18.1 million in 2003. Insurance benefits assumed totaled $10.7 million in 2005, $11.1 million in 2004 and $10.4 million in 2003.
Policy Provisions
An analysis of the value of insurance in force acquired is as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$51,979	$54,300	$57,440
Accretion of interest during the year	2,218	2,407	3,034
Amortization of asset	(5,079)	(4,728)	(6,174)

Balance prior to impact of net unrealized investment gains and losses	49,118	51,979	54,300
Impact of net unrealized investment gains and losses	(2,552)	(6,140)	(6,973)

Balance at end of year	$46,566	$45,839	$47,327

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2006 — $2.7 million; 2007 — $2.6 million; 2008 — $2.5 million; 2009 — $2.4 million; 2010 — $2.5 million; and thereafter, through 2030 — $36.4 million.
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
Income tax expenses (credits) are included in the consolidated financial statements as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Taxes provided in consolidated statements of income on:
Income before minority interest in earnings of subsidiaries and equity income:
Current	$35,862	$33,078	$33,025
Deferred	918	(5,369)	(1,608)

	36,780	27,709	31,417

Equity income – current	656	752	3,127

Taxes provided in consolidated statements of changes in stockholders’ equity:
Change in net unrealized investment gains/losses – deferred	(31,735)	10,602	14,151
Adjustment resulting from capital transaction of equity investee – deferred	—	8	(46)
Adjustment resulting from the issuance of shares under stock option plan — current	(1,387)	(1,832)	(1,036)

	(33,122)	8,778	13,069

	$4,314	$37,239	$47,613

The effective tax rate on income before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income before income taxes, minority interest in earnings of subsidiaries and equity income	$108,563	$92,492	$93,994

Income tax at federal statutory rate (35%)	$37,997	$32,372	$32,898
Tax effect (decrease) of:
Reversal of tax accruals no longer necessary based on events and analysis performed during the year	(525)	(4,502)	—
Tax-exempt dividend and interest income	(1,495)	(1,147)	(1,167)
Dividends on company-obligated mandatorily redeemable preferred stock of subsidiary trust	—	—	(849)
Interest on Series C mandatorily redeemable preferred stock	805	766	764
State income taxes	74	117	(30)
Other items	(76)	103	(199)

Income tax expense	$36,780	$27,709	$31,417

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred income tax liabilities:
Fixed maturity and equity securities	$53,279	$95,630
Deferred policy acquisition costs	205,387	170,391
Deferred sales inducements	50,367	26,854
Value of insurance in force acquired	16,298	16,044
Other	11,215	13,569

	336,546	322,488

Deferred income tax assets:
Future policy benefits	(233,070)	(187,037)
Accrued dividends	(4,087)	(4,404)
Accrued benefit and compensation costs	(8,670)	(9,169)
Other	(2,571)	(2,913)

	(248,398)	(203,523)

Deferred income tax liability	$88,148	$118,965

7. Credit Arrangements
We had a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. that was scheduled to mature on October 31, 2005. In October 2005, we amended and restated this agreement to make it effective through October 2010. Under this new agreement, which has terms similar to the previous agreement, we are required to meet certain financial covenants. In addition, we are prohibited from incurring additional indebtedness in excess of $25.0 million without prior approval from the banks while this line of credit is in effect. Debt outstanding on this line of credit totaled $46.0 million at December 31, 2005 and 2004. Interest on any borrowings accrued at a variable rate (5.13% at December 31, 2005 and 3.07% at December 31, 2004).
In April 2004, we issued $75.0 million of 5.85% Senior Notes (Senior Notes) due April 15, 2014. Interest on the Senior Notes is payable semi-annually on April 15 and October 15 each year. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points.
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
In connection with the 2001 acquisition of Kansas Farm Bureau Life Insurance Company, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to the Kansas Farm Bureau. Each share of Series C preferred stock had a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock were payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. We redeemed

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1,687,000 shares, or $45.3 million, of the Series C preferred stock in January 2004 and 1,724,000 shares, or $46.3 million in December 2005. The Series C preferred stock was initially issued with conversion rights based upon certain contingencies not involving market price triggers. Both parties signed an agreement to waive these rights, so this instrument was not contingently convertible. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accreted to interest expense (preferred stock dividends prior to adoption of Statement No. 150) during the life of the securities using the effective interest method.
As described in Note 1, “Significant Accounting Policies – Accounting Changes,” due to the adoption of Interpretation No. 46, long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. FBL Financial Group, Inc. also has a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by AEL. As of December 31, 2005 and 2004, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.
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
Holders of the Class A common stock and Series B preferred stock vote together as a group. The Class B common stock votes as a separate class on all issues. The holders of the Class A common stock and Series B preferred stock vote for the election of Class A Directors (eight to ten) and only holders of the Class B common stock vote for the election of Class B Directors (five to seven). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the IFBF, which owns 65.0% of our voting stock as of December 31, 2005, maintaining control of the Company. Holders of Class A common stock and Class B common stock are entitled to share ratably on a share-for-share basis with respect to common stock dividends.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	As of or for the year ended
	December 31,
	2005	2004
	(Dollars in thousands)
Change in benefit obligation – all employers
Net benefit obligation at beginning of the year	$249,123	$225,055
Service cost	8,647	7,769
Interest cost	13,635	13,368
Actuarial loss	15,199	14,543
Special termination benefits	1,617	—
Benefits paid	(17,123)	(11,612)

Net benefit obligation at end of the year	$271,098	$249,123

Change in plan assets – all employers
Fair value of plan assets at beginning of the year	$158,250	$147,562
Actual return on plan assets	6,765	6,208
Employer contributions	19,435	16,092
Benefits paid	(17,123)	(11,612)

Fair value of plan assets at end of the year	$167,327	$158,250

Reconciliation of funded status – all employers
Funded status at end of the year	$(103,771)	$(90,873)
Contributions made during fourth quarter	4,954	4,061
Unrecognized net actuarial loss	80,371	65,881
Unrecognized prior service cost	5,382	6,965

Net amount recognized at end of the year for all employers	$(13,064)	$(13,966)

Net amounts recognized – all employers
Prepaid benefit cost	$9,430	$7,904
Accrued benefit cost	(22,494)	(21,870)
Additional minimum liability	(55,226)	(44,361)
Intangible asset	6,494	8,214
Accumulated other comprehensive income	48,732	36,147

Net amount recognized for all employers	$(13,064)	$(13,966)

A charge totaling $12.6 million in 2005 and $14.1 million in 2004 for all employers would have been recorded to other comprehensive income due to changes in interest rates and the plan assets earning less than that assumed if the employers followed Statement No. 87, “Employers’ Accounting for Pensions,” as a single employer plan.
The net amounts recognized for all employers noted above represent the amounts that would be recognized if the employers followed Statement No. 87 as a single employer plan. We record our proportionate share of prepaid or accrued pension cost and net periodic pension cost as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$7,870	$8,479
Accrued benefit cost	(10,104)	(9,794)
Net amount recognized in our consolidated financial statements	$(2,234)	$(1,315)

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net periodic pension cost recorded in our consolidated income statements totaled $7.8 million in 2005, $6.4 million in 2004 and $5.5 million in 2003. Components of net periodic pension cost for all employers are as follows:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Service cost	$8,647	$7,769	$6,616
Interest cost	13,635	13,368	14,595
Expected return on assets	(10,848)	(10,004)	(10,892)
Amortization of prior service cost	1,583	3,293	3,006
Amortization of actuarial loss	4,185	2,817	2,464
Settlement expense	—	—	10,897

Net periodic pension cost – all employers	$17,202	$17,243	$26,686

The pension plans’ prior service cost is amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor, as allowed under Statement No. 87, to determine the amounts to amortize.
Expected benefits to be paid for all employers are as follows: 2006 — $25.0 million, 2007 — $25.2 million, 2008 — $22.0 million, 2009 — $24.1 million, 2010 — $23.6 million and 2011 through 2015 - $117.9 million. We expect contributions to the plans for 2006 for all employers to be approximately $28.0 million, of which $9.8 million is expected to be contributed by us.
Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Projected benefit obligation – all employers	$271,098	$249,123
Accumulated benefit obligation – all employers	235,618	216,577
Fair value of plan assets – all employers	167,327	158,250
Weighted average assumptions used to determine benefit obligations disclosed above are as follows:

	December 31,
	2005	2004
Discount rate	5.50%	5.75%
Annual salary increases	4.00%	4.50%
Weighted average assumptions used to determine net periodic pension cost are as follows:

	Year Ended December 31,
	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.50%	4.50%
Prior to 2005, all of the plans’ assets were invested in deposit administration fund contracts held by Farm Bureau Life. During 2005, we began executing our long-term strategy of diversifying the assets into equity securities with the long-term target allocation being approximately 60% deposit administration fund contracts and 40% equities. At December 31, 2005, the plan’s assets were invested 89% in deposit administration fund contracts held by Farm Bureau Life and 11% in diversified equity securities. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) to maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Retirement Plans
We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in an amount equal to 100% of an employee’s contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee’s contributions between 2% and 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $0.9 million in 2005 and 2004 and $0.8 million in 2003.
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
In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense is allocated in a manner consistent with pension expense discussed above. Postretirement benefit expense aggregated $0.2 million in 2005, $0.1 million in 2004 and less than $0.1 million in 2003.
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
Information relating to stock options is as follows:

		Weighted-
	Number of	Average Exercise	Total
	Shares	Price per Share	Exercise Price
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2003	2,014,688	$14.04	$28,288
Granted	540,594	19.60	10,596
Exercised	432,888	12.39	5,363
Forfeited	87,179	18.03	1,572

Shares under option at December 31, 2003	2,035,215	15.70	31,949
Granted	438,810	25.64	11,252
Exercised	511,688	13.30	6,807
Forfeited	4,549	19.79	90
Shares under option at December 31, 2004	1,957,788	18.55	36,304
Granted	499,600	26.39	13,184
Exercised	365,741	15.13	5,534
Forfeited	23,071	22.59	521

Shares under option at December 31, 2005	2,068,576	21.00	$43,433

Exercisable options:
December 31, 2003	1,035,541	$13.56	$14,042
December 31, 2004	895,767	16.08	14,406
December 31, 2005	993,398	18.60	18,477

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted average fair value of options granted per common share was $8.86 for 2005, $8.50 for 2004 and $5.49 for 2003. The fair value of our stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.01%	3.54%	3.56%
Dividend yield	1.50%	1.60%	1.90%
Volatility factor of the expected market price	0.32	0.34	0.36
Weighted-average expected life	6.4 years	6.1 years	6.1 years
Information regarding stock options outstanding at December 31, 2005, is as follows:

	Currently Outstanding			Currently Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise Price		Exercise Price
	Number	Life (in Years)	per Share	Number	per Share
Range of exercise prices:
At $8.75	91,990	0.55	$8.75	91,990	$8.75
$8.76 – $14.00	16,354	1.05	11.89	16,354	11.89
$14.01 – $19.25	639,312	5.17	16.69	449,428	16.48
$19.26 – $25.00	420,516	6.92	19.76	204,989	19.99
$25.01 – $32.25	900,404	8.60	26.05	230,637	25.89

$8.75 – $32.25	2,068,576	6.78	21.00	993,398	18.60

Beginning in 2004, we also grant restricted Class A common shares to certain senior executives. The restricted stock vests by the Company meeting or exceeding operating goals, such as earnings per share and return on equity targets. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. In 2005, we granted 48,511 restricted shares with a grant-date market value of $1.3 million. In 2004, we granted 38,966 restricted shares with a grant-date market value of $1.0 million. The related expense allocated to the Company totaled $0.3 million for 2005 and $0.1 million for 2004.
At December 31, 2005, shares of Class A common stock available for grant as additional awards under the Plan totaled 3,950,902.
We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 34,559 at December 31, 2005 and 26,912 at December 31, 2004. At December 31, 2005, shares of Class A common stock available for future issuance under the Director Compensation Plan totaled 14,791. Also, beginning in 2005, we have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the company who are required to meet certain stated common stock ownership guidelines are allowed to use their base salary and annual cash bonus to purchase deferred stock units. Under this plan, we have deferred stock units outstanding totaling 2,111 at December 31, 2005. At December 31, 2005, shares of Class A common stock available for future issuance under this plan totaled 247,889.
Also see Note 1, “Significant Accounting Policies – Stock Based Compensation,” for further discussion of the accounting for our stock option plans and certain pro forma financial information due to the adoption of Statement No. 123 and Statement No. 148 and expected adoption of Statement 123(R).
10. Management and Other Agreements
We share certain office facilities and services with the IFBF, Kansas Farm Bureau (through December 2005) and their affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We lease office space under an annually renewable lease from Farm Bureau Mutual. Related lease expense totaled $0.8 million in 2005 and 2004 and $0.6 million in 2003. This lease was terminated in December 2005.
We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. We also had a management agreement with EMCNL that was terminated effective July 1, 2003. Fee income for these services totaled $2.6 million in 2005, $2.8 million in 2004 and $2.7 million in 2003. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2005, $0.8 million in 2004 and $0.6 million in 2003.
We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and another affiliate. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $7.3 million in 2005 and 2004 and $7.1 million in 2003 relating to these arrangements.
We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.4 million in 2005, 2004 and 2003. We have similar arrangements with the Kansas Farm Bureau and other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.1 million in 2005 and 2004 and $1.2 million in 2003.
We have an administrative services agreement with American Equity under which we provide investment accounting and claims processing, accounting, compliance and other administrative services. Fee income from performing these services totaled $0.4 million in 2005 and 2004 and $0.3 million in 2003.
11. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2005, management is not aware of any claims for which a material loss is reasonably possible.
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
We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2005, are as follows: 2006 — $2.4 million; 2007 — $2.4 million; 2008 — $2.6 million; 2009 — $2.7 million; 2010 — $2.7 million and thereafter, through 2013 — $6.0 million. Rent expense for the lease totaled $3.1 million in 2005 and 2004 and $3.0 million in 2003. These amounts are net of $1.4 million in 2005, 2004 and 2003 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $10.1 million at December 31, 2005 and $11.5 million at December 31, 2004.
12. Consolidation of Life Operations
In July 2005, we announced the closing of our life insurance processing unit in Manhattan, Kansas. As a result of the closure and some additional unrelated terminations, we incurred a pre-tax charge of $2.3 million during 2005, relating primarily to severance and early retirement benefits. These expenses are recorded in the underwriting, acquisition and insurance expense line of the consolidated statements of income.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Numerator:
Net income	$72,842	$66,076	$65,945
Dividends on Series B and C preferred stock	(150)	(150)	(2,297)

Numerator for earnings per common share – income available to common stockholders	$72,692	$65,926	$63,648

Denominator:
Weighted average shares	28,879,177	28,564,509	27,959,089
Deferred common stock units relating to deferred compensation plans	30,446	23,361	18,650

Denominator for earnings per common share – weighted-average shares	28,909,623	28,587,870	27,977,739
Effect of dilutive securities - stock based compensation	505,365	553,020	571,143

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,414,988	29,140,890	28,548,882

Earnings per common share	$2.51	$2.31	$2.27

Earnings per common share – assuming dilution	$2.47	$2.26	$2.23

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders was limited to the amount of the annual regular dividend. We have also not allocated undistributed net income to the unvested Class A restricted stock as those instruments possess certain characteristics, such as vesting, that differ from instruments defined as participating securities under current accounting guidance.
Options to purchase 2,600 shares of common stock in 2005 at $29.60 to $32.25 per share were granted during 2005 but were not included in the computation of 2005 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2005. The options, which expire in 2015, were still outstanding at December 31, 2005.
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
14. Statutory Information
The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as either available-for-sale or trading which are carried at fair value rather than generally being carried at amortized cost; (b) changes in the fair value of call options held directly by EquiTrust Life are recorded as a component of derivative income rather than directly to surplus; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
charged to operations as incurred; (d) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (e) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (h) certain deferred income tax assets, agents’ balances and certain other assets designated as “non-admitted assets” for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized for all employees in accordance with Statement No. 87, “Employers’ Accounting for Pensions” rather than for vested employees only; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary rather than being accounted for under the equity method; and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.
Net income of the Life Companies, as determined in accordance with statutory accounting practices, was $66.1 million in 2005, $61.1 million in 2004 and $55.1 million in 2003. Statutory capital and surplus totaled $611.5 million at December 31, 2005 and $542.0 million at December 31, 2004.
The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2006, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $44.9 million for Farm Bureau Life and $21.6 million for EquiTrust Life. With respect to the amount available from Farm Bureau Life, $39.2 million is not available until December 2006 due to the timing and amount of dividend payments made during 2005.
15. Segment Information
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
The Exclusive Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies) sold through our exclusive agency distribution. Fixed rate annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest. Fixed rate annuities consist primarily of flexible premium deferred annuities, but also include single premium deferred and immediate contracts. With fixed rate annuities, we bear the underlying investment risk and credit interest to the contracts at rates we determine, subject to interest rate guarantees. Beginning in the fourth quarter of 2005, the Exclusive Annuity segment also includes index annuities. With index annuity products, we bear the underlying investment risk and credit interest in an amount equal to a percentage of the gain in a specified market index, subject to minimum guarantees.
The Independent Annuity segment consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies) sold through our independent distribution or assumed through our coinsurance agreements with American Equity and EMCNL. The Independent Annuity segment also includes index annuities.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Corporate and Other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:
•	investments and related investment income not specifically allocated to our product segments;
•	interest expense;
•	minority interest pertaining to distributions on trust preferred securities;
•	accident and health insurance products, primarily a closed block of group policies;
•	advisory services for the management of investments and other companies;
•	marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
•	leasing services, primarily with affiliates.
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
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from period to period. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.
Financial information concerning our operating segments is as follows.

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$147,436	$134,768	$132,216
Traditional Annuity – Independent Distribution	169,988	139,264	110,837
Traditional and Universal Life	320,523	313,425	313,087
Variable	56,195	52,443	49,222
Corporate and Other	31,366	25,924	22,760

	725,508	665,824	628,122
Realized/unrealized gains (losses) on investments (A)	2,959	8,130	(2,003)
Change in net unrealized gains/losses on derivatives (A)	(319)	8,648	15,426

Consolidated revenues	$728,148	$682,602	$641,545

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net investment income:
Traditional Annuity – Exclusive Distribution	$146,620	$134,014	$131,683
Traditional Annuity – Independent Distribution	161,566	124,712	103,594
Traditional and Universal Life	141,933	137,667	141,034
Variable	14,653	13,814	13,483
Corporate and Other	10,671	5,874	6,087

Consolidated net investment income	$475,443	$416,081	$395,881

Depreciation and amortization, including amortization/accretion of premium/discount on investments:
Traditional Annuity – Exclusive Distribution	$1,898	$1,829	$8,435
Traditional Annuity – Independent Distribution	(5,989)	(12,314)	(19,717)
Traditional and Universal Life	3,889	2,109	(9,388)
Variable	1,255	768	(56)
Corporate and Other	9,307	8,773	8,277

Consolidated depreciation and amortization	$10,360	$1,165	$(12,449)

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$34,426	$26,285	$25,167
Traditional Annuity – Independent Distribution	22,174	13,701	17,945
Traditional and Universal Life	54,814	52,052	54,516
Variable	2,609	2,151	638
Corporate and Other	(2,675)	(8,434)	3,724

	111,348	85,755	101,990
Income taxes on operating income	(37,811)	(25,390)	(35,070)
Realized/unrealized gains (losses) on investments (A)	1,633	4,732	(1,243)
Change in net unrealized gains/losses on derivatives (A)	(2,328)	979	268

Consolidated net income	$72,842	$66,076	$65,945

Assets:
Traditional Annuity – Exclusive Distribution	$2,466,017	$2,315,568	$2,118,067
Traditional Annuity – Independent Distribution	3,763,282	2,795,815	2,121,944
Traditional and Universal Life	2,463,722	2,472,565	2,413,683
Variable	1,025,723	929,235	834,562
Corporate and Other	452,348	393,928	289,097

	10,171,092	8,907,111	7,777,353
Unrealized gains in accumulated other comprehensive income (A)	126,591	216,596	186,118
Other classification adjustments	(143,750)	(22,971)	(14,401)

Consolidated assets	$10,153,933	$9,100,736	$7,949,070

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to gains and losses on investments and derivatives.
Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity – $41.9 million; Independent Annuity – $19.8 million; Traditional and Universal Life Insurance – ($69.4) million; Variable – ($12.5) million and Corporate and Other – $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment for 2005 are

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for 2005 is as follows: Exclusive Annuity – $2.7 million; Independent Annuity – $1.3 million; Traditional and Universal Life Insurance – ($4.5) million; Variable – ($0.8) million and Corporate and Other – $1.3 million.
Also beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. The change in allocating indirect expenses was made in conjunction with our change in allocating capital to better reflect the effort and resources required to operate the separate segments. The exact impact of this change is not determinable as it was not practicable to calculate required capital under both the new and old capital allocation methodologies during 2005. The most significant impact of this change was to shift approximately $4.0 million in the year ended December 31, 2005 of other underwriting expenses from the Corporate and Other segment to the Traditional and Universal Life Insurance and Variable segments. The impact on the Exclusive Annuity and Independent Annuity segments is not believed to be significant with slight reductions in other underwriting expenses resulting from this change.
Depreciation and amortization related to property, plant and equipment are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $6.8 million for 2005, $5.8 million for 2004 and $5.7 million for 2003 relating to leases with affiliates. In the consolidated statements of income, we record these depreciation amounts net of related lease income from affiliates.
Our investment in equity method investees and the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2005 and 2004 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).
Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $1,432.7 million in 2005, $1,223.7 million in 2004 and $1,177.7 million in 2003. Excluding the Independent Annuity segment, our total life and annuity collected premiums are concentrated in the following states: Iowa (2005 – 27%, 2004 – 28%, 2003 – 29%), Kansas (2005 – 19%, 2004 – 20%, 2003 – 20%) and Oklahoma (2005 – 7%, 2004 – 8%, 2003 – 9%). For the Independent Annuity segment, excluding reinsurance assumed, our annuity collected premiums are concentrated in the following states: Florida (2005 – 14%, 2004 – 13%), California (2005 – 10%, 2004 – 11%), North Carolina (2005 – 8%, 2004 – 6%,) and Michigan (2005 – 7%, 2004 – 11%).

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are as follows:

	2005
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$57,121	$61,394	$55,514	$57,232
Net investment income	114,106	117,931	120,336	123,070
Derivative income (loss)	(12,400)	120	5,900	3,580
Realized/unrealized gains (losses) on investments	412	2,876	37	(364)
Total revenues	164,208	187,744	187,223	188,973
Net income	17,205	18,295	17,019	20,323
Net income applicable to common stock	17,167	18,258	16,982	20,285

Earnings per common share	$0.60	$0.63	$0.59	$0.70
Earnings per common share – assuming dilution	$0.59	$0.62	$0.58	$0.69

	2004
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$55,827	$57,223	$53,801	$55,419
Net investment income	98,546	100,382	106,807	110,346
Derivative income (loss)	4,212	(2,059)	(8,463)	21,917
Realized gains on investments	64	629	601	6,881
Total revenues	163,350	161,557	158,277	199,418
Net income	13,182	13,013	14,451	25,430
Net income applicable to common stock	13,144	12,976	14,414	25,392

Earnings per common share	$0.46	$0.45	$0.50	$0.88
Earnings per common share – assuming dilution	$0.45	$0.45	$0.49	$0.87
The differences between the derivative income (loss) by quarter primarily correspond to the performance of the indices upon which our call options are based. Based on events and analysis performed during the respective periods, income taxes were reduced $0.5 million in the third quarter of 2005, $1.6 million in the second quarter of 2004, $0.3 million in the third quarter of 2004 and $2.6 million in the fourth quarter of 2004, as we determined that certain tax accruals were no longer necessary.

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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2005, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See page 63 for Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B.	OTHER INFORMATION
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2005 which has not been previously reported.
PART III
The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2005.
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

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)
4.7	Form of 5.85% Senior Note Due 2014 (G)
4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 20, 2005 (L) *
10.1(a)	Form of Stock Option Agreement, pursuant to the Amended and Restated FBL Financial Group, Inc. 1996 Class A Common Stock Compensation Plan (I) *
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations (K)
10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (L) *
10.6	2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors *
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)
10.10	Management Performance Plan (2005) sponsored by FBL Financial Group, Inc. (K) *
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (I)
10.18
Form of Change In Control Agreement Form A, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost (D) *

10.19
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.20
Form of Restricted Stock Agreement, dated as of January 1, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (I) *

10.21
Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (K) *

10.22
Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of William J. Oddy, Stephen M. Morain, James W. Noyce, and JoAnn Rumelhart *
12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of FBL Financial Group, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors

Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917
(F)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(G)	Form S-4 filed on May 5, 2004, File No. 333-115197
(H)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(I)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(J)	Form 10-K for the period ended December 31, 2004, File No. 001-11917
(K)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917
(L)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2006.

FBL Financial Group, Inc.
By:	/s/ Craig A. Lang
Craig A. Lang
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ WILLIAM J. ODDY	Chief Executive Officer (Principal Executive	February 21, 2006
William J. Oddy	Officer) and Director

/s/ JAMES W. NOYCE	Chief Financial Officer (Principal Financial and	February 21, 2006
James W. Noyce	Accounting Officer)

/s/ CRAIG A. LANG	Chairman of the Board and Director	February 21, 2006
Craig A. Lang

/s/ JERRY L. CHICOINE	Vice Chair and Director	February 21, 2006
Jerry L. Chicoine

/s/ STEVE L. BACCUS	Director	February 21, 2006
Steve L. Baccus

/s/ JOHN W. CREER	Director	February 21, 2006
John W. Creer

/s/ JERRY C. DOWNIN	Senior Vice President, Secretary, Treasurer and	February 21, 2006
Jerry C. Downin	Director

/s/ TIM H. GILL	Director	February 21, 2006
Tim H. Gill

/s/ ROBERT H. HANSON	Director	February 21, 2006
Robert H. Hanson

/s/ PAUL E. LARSON	Director	February 21, 2006
Paul E. Larson

/s/ EDWARD W. MEHRER	Director	February 21, 2006
Edward W. Mehrer

/s/ FRANK S. PRIESTLEY	Director	February 21, 2006
Frank S. Priestley

/s/ JOHN E. WALKER	Director	February 21, 2006
John E. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 3, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of accounting for guaranteed minimum death benefits and incremental death benefits on its variable annuities and in 2003 the Company changed its method of accounting for its Series C redeemable preferred stock and the subsidiary trust that issued the company-obligated mandatorily redeemable preferred stock.

/s/ Ernst & Young LLP
Des Moines, Iowa
February 3, 2006

Schedule I — Summary of Investments — Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2005

Column A	Column B	Column C	Column D
			Amount at which
			shown in the balance
Type of Investment	Cost (1)	Value	sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$3,068,472	$3,149,586	$3,149,586
Mortgage and asset-backed securities	2,202,636	2,207,885	2,207,885
United States Government and agencies	605,624	601,065	601,065
State, municipal and other governments	584,250	600,088	600,088
Public utilities	298,134	302,693	302,693
Redeemable preferred stocks	82,316	88,934	88,934

Total	6,841,432	$6,950,251	6,950,251

Fixed maturity securities, trading	15,004	$14,848	14,848
Equity securities, available for sale:
Common stocks:
Banks, trusts, and insurance companies	52,136	80,063	80,063
Industrial, miscellaneous, and all other	2,429	2,434	2,434

Total	54,565	$82,497	82,497

Mortgage loans on real estate	840,626		840,482
Derivative instruments	34,542	$44,124	44,124
Investment real estate:
Acquired for debt	1,273		573 (2)
Investment	8,928		8,928
Policy loans	176,872		176,872
Other long-term investments	1,300		1,300
Short-term investments	179,333		179,333

Total investments	$8,153,875		$8,299,208

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, derivative instruments and other long-term investments; unpaid principal balance for mortgage loans on real estate and policy loans, and original cost less accumulated depreciation for investment real estate.

(2)	Amount not equal to cost (Column B) because of allowance for possible losses deducted from cost to determine reported amount.

Schedule II — Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$1,728	$10,142
Amounts receivable from affiliates	1,004	1,264
Amounts receivable from subsidiaries (eliminated in consolidation)	6,623	2,833
Accrued investment income	—	431
Current income taxes recoverable	4,626	3,841
Deferred income taxes	1,791	1,583
Other assets	2,360	6,281
Short-term investments	50,676	6,025
Fixed maturities — available for sale, at market (amortized cost: 2004 - $53,798)	—	53,934
Investments in subsidiaries (eliminated in consolidation)	1,051,132	1,022,854

Total assets	$1,119,940	$1,109,188

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$52,456	$10,240
Amounts payable to affiliates	3,472	2,737
Amounts payable to subsidiaries (eliminated in consolidation)	1,335	417
Short-term debt	—	46,000
Long-term debt	218,446	217,183

Total liabilities	275,709	276,577

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	72,260	62,234
Class B common stock	7,524	7,524
Accumulated other comprehensive income	82,301	141,240
Retained earnings	679,146	618,613

Total stockholders’ equity	844,231	832,611

Total liabilities and stockholders’ equity	$1,119,940	$1,109,188

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Income
(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Revenues:
Net investment income	$2,211	$2,025	$276
Realized gains (losses) on investments	3	(2)	—
Dividends from subsidiaries (eliminated in consolidation)	42,400	6,100	167,871
Management fee income from affiliates	2,590	2,803	2,673
Management fee income from subsidiaries (eliminated in consolidation)	4,384	3,155	1,673
Other income	42	59	—

Total revenues	51,630	14,140	172,493
Expenses:
Interest expense (eliminated in consolidation)	—	—	3,750
Interest expense	13,590	11,397	3,398
General and administrative expenses	4,991	4,112	3,253

Total expenses	18,581	15,509	10,401

	33,049	(1,369)	162,092
Income tax benefit	2,667	1,997	1,551

Income before equity in undistributed income of subsidiaries	35,716	628	163,643
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	37,126	65,448	(97,698)

Net income	$72,842	$66,076	$65,945

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Net cash provided by (used in) operating activities	$39,922	$(2,015)	$(627)

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	39,017	561	—
Acquisition of investments:
Short-term investments – net	(44,651)	(1,265)	(1,586)
Fixed maturities – available for sale	—	(59,331)	—
Investment in subsidiaries (eliminated in consolidation)	(15,823)	(15,000)	(25,000)
Dividends from subsidiaries (eliminated in consolidation)	23,064	6,100	15,113

Net cash provided by (used in) investing activities	1,607	(68,935)	(11,473)

Financing activities
Proceeds from long-term debt	—	121,512	—
Repayment of short-term debt	(46,273)	(45,280)	—
Issuance of common stock	8,639	8,780	6,654
Dividends paid	(12,309)	(11,607)	(12,028)

Net cash provided by (used in) financing activities	(49,943)	73,405	(5,374)

Increase (decrease) in cash and cash equivalents	(8,414)	2,455	(17,474)
Cash and cash equivalents at beginning of year	10,142	7,687	25,161

Cash and cash equivalents at end of year	$1,728	$10,142	$7,687

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$3,109	$1,895	$1,819
Non-cash investing activity:
Fixed maturity securities contributed to subsidiary	(34,177)	(5,000)	—
Fixed maturity securities received from subsidiary	19,336	—	—
Common stock received from subsidiary	—	—	152,758
See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2005
1. Basis of Presentation
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.
In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. In addition, the carrying value includes net unrealized gains/losses on the subsidiaries’ investments classified as “available-for-sale” and derivative instruments accounted for as hedges.
2. Dividends from Subsidiary
The parent company received cash dividends totaling $23.1 million in 2005, $6.1 million in 2004 and $15.1 million in 2003 and noncash dividends consisting of fixed maturity securities with a market value of $19.3 million in 2005. In 2003, the parent company also received a noncash dividend consisting of the common stock of EquiTrust Life Insurance Company (EquiTrust Life) from Farm Bureau Life Insurance Company. The noncash dividend was recorded at the carrying value of EquiTrust Life, or $152.8 million.
3. Debt
See Note 7 to the consolidated financial statements for a description of the parent company’s short-term and long-term debt. This debt matures as follows: 2010 — $46.0 million and 2011 and thereafter — $172.0 million.

Schedule III — Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred	Future policy
	policy	benefits, losses,		Other
	acquisition	claims and loss	Unearned	policyholder
	costs	expenses	revenues	funds
	(Dollars in thousands)
December 31, 2005:
Traditional Annuity-Exclusive Distribution	$71,879	$1,821,989	$—	$391,030
Traditional Annuity-Independent Distribution	290,246	3,570,388	—	977
Traditional and Universal Life Insurance	207,957	1,926,884	12,352	159,542
Variable	138,651	216,908	17,399	9,314
Corporate and Other	—	69,363	—	—
Impact of unrealized gains/losses	(13,666)	—	(361)	—

Total	$695,067	$7,605,532	$29,390	$560,863

December 31, 2004:
Traditional Annuity-Exclusive Distribution	$66,423	$1,750,821	$—	$368,817
Traditional Annuity-Independent Distribution	232,504	2,709,084	—	1,727
Traditional and Universal Life Insurance	195,288	1,883,647	12,281	179,424
Variable	132,101	211,678	17,698	—
Corporate and Other	—	66,424	—	—
Impact of unrealized gains/losses	(38,925)	—	(660)	—

Total	$587,391	$6,621,654	$29,319	$549,968

December 31, 2003:
Traditional Annuity-Exclusive Distribution	$54,460	$1,582,978	$—	$353,422
Traditional Annuity-Independent Distribution	192,020	2,050,286	—	—
Traditional and Universal Life Insurance	187,165	1,845,383	12,729	168,394
Variable	126,011	206,022	18,080	—
Corporate and Other	—	65,620	—	—
Impact of unrealized gains/losses	(29,076)	—	(847)	—

Total	$530,580	$5,750,289	$29,962	$521,816

Schedule III — Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
				Amortization
			Benefits,	of deferred
			claims, losses	policy	Other
	Premium	Net investment	and settlement	acquisition	operating
	revenue	income (1)	expenses (2)	costs (2)	expenses (3)
	(Dollars in thousands)
December 31, 2005:
Traditional Annuity-Exclusive Distribution	$824	$146,620	$93,439	$9,097	$10,474
Traditional Annuity-Independent Distribution	10,895	161,566	108,529	30,559	8,726
Traditional and Universal Life Insurance	178,590	141,933	182,800	12,438	47,610
Variable	40,569	14,653	20,769	6,569	25,573
Corporate and Other	385	10,671	236	—	3,004
Change in net unrealized gains/losses on derivatives	—	—	5,111	(1,848)	—
Impact of realized gains/losses	(2)	—	61	392	(6)

Total	$231,261	$475,443	$410,945	$57,207	$95,381

December 31, 2004:
Traditional Annuity-Exclusive Distribution	$754	$134,014	$92,023	$4,976	$11,484
Traditional Annuity-Independent Distribution	7,593	124,712	92,497	24,711	8,355
Traditional and Universal Life Insurance	175,758	137,667	175,951	14,538	46,231
Variable	37,730	13,814	18,266	7,092	24,328
Corporate and Other	480	5,874	405	—	6,754
Change in net unrealized gains/losses on derivatives	—	—	6,349	797	—
Impact of realized gains/losses	(45)	—	70	603	177

Total	$222,270	$416,081	$385,561	$52,717	$97,329

December 31, 2003:
Traditional Annuity-Exclusive Distribution	$486	$131,683	$89,304	$5,389	$12,356
Traditional Annuity-Independent Distribution	5,582	103,594	70,892	19,634	2,366
Traditional and Universal Life Insurance	172,075	141,034	175,401	13,455	42,362
Variable	34,986	13,483	18,602	6,115	22,823
Corporate and Other	566	6,087	246	—	6,133
Change in net unrealized gains/losses on derivatives	—	—	14,746	268	—
Impact of realized gains/losses	5	—	(124)	(88)	122

Total	$213,700	$395,881	$369,067	$44,773	$86,162

(1)	Net investment income is allocated to the segments based upon the investments held by the respective segment. Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. Accordingly, operating revenues and pre-tax operating income (loss) by segment for 2005 are impacted by the income on the investments transferred. See Note 15 to the consolidated financial statements for more information.

(2)	Beginning in 2005, operating income includes an adjustment to eliminate the impact of changes in net unrealized gains and losses on derivatives. The amounts for 2004 and 2003 have been modified to conform to the 2005 presentation. See Note 15 to the consolidated financial statements for more information.

(3)	Beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. See Note 15 to the consolidated financial statements for more information.
Schedule IV — Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to other	other		amount
	Gross amount	companies	companies	Net amount	assumed to net
	(Dollars in thousands)
Year ended December 31, 2005:
Life insurance in force, at end of year	$35,916,963	$7,068,167	$1,844,484	$30,693,280	6.0%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$77,611	$1,709	$20,356	$96,258	21.1%
Traditional life insurance premiums	145,990	15,839	4,467	134,618	3.3
Accident and health premiums	13,245	12,860	—	385	—

	$236,846	$30,408	$24,823	$231,261	10.7%

Year ended December 31, 2004:
Life insurance in force, at end of year	$33,890,399	$6,419,392	$1,843,537	$29,314,544	6.3%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$73,346	$1,669	$18,248	$89,925	20.3%
Traditional life insurance premiums	141,484	14,359	4,740	131,865	3.6
Accident and health premiums	14,078	13,598	—	480	—

	$228,908	$29,626	$22,988	$222,270	10.3%

Year ended December 31, 2003:
Life insurance in force, at end of year	$32,426,483	$6,005,024	$1,977,059	$28,398,518	7.0%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$69,558	$1,743	$16,129	$83,944	19.2%
Traditional life insurance premiums	138,678	11,455	1,967	129,190	1.5
Accident and health premiums	15,141	14,575	—	566	—

	$223,377	$27,773	$18,096	$213,700	8.5%