Form 10-Q
period 2006-03-31
FBL FINANCIAL GROUP INC
filed 2006-05-05
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at May 2, 2006
Class A Common Stock, without par value	28,343,508
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
TABLE OF CONTENTS

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
See Part 1A, Risk Factors, of our annual report on Form 10-K for additional information.

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities — available for sale, at market (amortized cost: 2006 - $7,159,708; 2005 - $6,841,432)	$7,082,862	$6,950,251
Fixed maturities — trading, at market (cost: 2006 - $15,003; 2005 - $15,004)	14,805	14,848
Equity securities — available for sale, at market (cost: 2006 - $35,332; 2005 - $54,565)	53,851	82,497
Mortgage loans on real estate	889,905	840,482
Derivative instruments	65,655	44,124
Investment real estate, less allowances for depreciation of $2,253 in 2006 and $2,235 in 2005	9,420	9,501
Policy loans	178,520	176,872
Other long-term investments	1,300	1,300
Short-term investments	47,351	179,333

Total investments	8,343,669	8,299,208

Cash and cash equivalents	12,880	5,120
Securities and indebtedness of related parties	23,527	23,379
Accrued investment income	90,410	81,491
Amounts receivable from affiliates	6,464	12,535
Reinsurance recoverable	125,400	116,032
Deferred policy acquisition costs	762,197	695,067
Deferred sales inducements	163,564	146,978
Value of insurance in force acquired	48,270	46,566
Property and equipment, less allowances for depreciation of $66,700 in 2006 and $64,568 in 2005	47,124	46,798
Goodwill	11,170	11,170
Other assets	31,700	29,694
Assets held in separate accounts	682,700	639,895

Total assets	$10,349,075	$10,153,933

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$6,650,699	$6,373,099
Traditional life insurance and accident and health products	1,218,469	1,206,598
Unearned revenue reserve	29,763	29,390
Other policy claims and benefits	25,955	25,835

	7,924,886	7,634,922
Other policyholders’ funds:
Supplementary contracts without life contingencies	384,277	383,455
Advance premiums and other deposits	163,229	165,672
Accrued dividends	11,826	11,736

	559,332	560,863

Amounts payable to affiliates	2,669	13,112
Long-term debt	218,432	218,446
Current income taxes	10,522	2,318
Deferred income taxes	37,528	88,148
Other liabilities	128,743	151,834
Liabilities related to separate accounts	682,700	639,895

Total liabilities	9,564,812	9,309,538

Minority interest in subsidiaries	191	164

Stockholders’ equity:
Preferred stock, without par value, at liquidation value — authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value — authorized 88,500,000 shares, issued and outstanding 28,318,806 shares in 2006 and 27,940,341 shares in 2005	79,334	72,260
Class B common stock, without par value — authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,524
Accumulated other comprehensive income (loss)	(9,252)	82,301
Retained earnings	703,466	679,146

Total stockholders’ equity	784,072	844,231

Total liabilities and stockholders’ equity	$10,349,075	$10,153,933

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2006	2005

Revenues:
Interest sensitive and index product charges	$25,314	$23,768
Traditional life insurance premiums	34,388	33,333
Accident and health premiums	70	20
Net investment income	122,380	114,106
Derivative income (loss)	16,832	(12,400)
Realized/unrealized gains on investments	11,604	412
Other income	5,479	4,969

Total revenues	216,067	164,208
Benefits and expenses:
Interest sensitive and index product benefits	86,702	55,558
Traditional life insurance and accident and health benefits	22,661	20,771
Increase in traditional life and accident and health future policy benefits	8,753	8,250
Distributions to participating policyholders	5,697	6,164
Underwriting, acquisition and insurance expenses	41,806	38,468
Interest expense	2,961	3,295
Other expenses	5,497	4,766

Total benefits and expenses	174,077	137,272

	41,990	26,936
Income taxes	(14,381)	(9,374)

Minority interest in earnings of subsidiaries	(55)	(98)
Equity income (loss), net of related income taxes	180	(259)

Net income	27,734	17,205
Dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$27,696	$17,167

Earnings per common share	$0.95	$0.60

Earnings per common share — assuming dilution	$0.93	$0.59

Cash dividends per common share	$0.115	$0.105

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
				Other
	Series B	Class A	Class B	Comprehensive		Total
	Preferred	Common	Common	Income	Retained	Stockholders’
	Stock	Stock	Stock	(Loss)	Earnings	Equity

Balance at January 1, 2005	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611
Comprehensive loss:
Net income for three months ended March 31, 2005	—	—	—	—	17,205	17,205
Change in net unrealized investment gains/losses	—	—	—	(26,794)	—	(26,794)

Total comprehensive loss						(9,589)
Stock based compensation, including the issuance of 146,602 common shares under compensation plans	—	2,746	—	—	—	2,746
Dividends on preferred stock	—	—	—	—	(38)	(38)
Dividends on common stock	—	—	—	—	(3,024)	(3,024)

Balance at March 31, 2005	$3,000	$64,980	$7,524	$114,446	$632,756	$822,706

Balance at January 1, 2006	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231
Comprehensive loss:
Net income for three months ended March 31, 2006	—	—	—	—	27,734	27,734
Change in net unrealized investment gains/losses	—	—	—	(91,553)	—	(91,553)

Total comprehensive loss						(63,819)
Stock based compensation, including the issuance of 378,465 common shares under compensation plans	—	7,074	—	—	—	7,074
Dividends on preferred stock	—	—	—	—	(38)	(38)
Dividends on common stock	—	—	—	—	(3,376)	(3,376)

Balance at March 31, 2006	$3,000	$79,334	$7,524	$(9,252)	$703,466	$784,072

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Operating activities
Net income	$27,734	$17,205
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding deferred sales inducements	58,512	50,541
Change in fair value of embedded derivatives	11,942	(6,700)
Charges for mortality and administration	(23,661)	(22,140)
Deferral of unearned revenues	242	264
Amortization of unearned revenue reserve	(162)	(490)
Provision for depreciation and amortization of property and equipment	3,514	3,054
Provision for accretion and amortization of investments	(310)	(1,929)
Realized/unrealized gains on investments	(11,604)	(412)
Change in fair value of derivatives	(10,957)	2,135
Increase in traditional life and accident and health benefit accruals	11,871	9,553
Policy acquisition costs deferred	(38,957)	(31,111)
Amortization of deferred policy acquisition costs	18,769	14,131
Amortization of deferred sales inducements	6,484	2,421
Amortization of value of insurance in force	403	752
Change in accrued investment income	(8,919)	(8,678)
Change in amounts receivable from/payable to affiliates	(4,372)	(11,563)
Change in reinsurance recoverable	(9,368)	5,270
Change in current income taxes	8,204	(2,996)
Provision for deferred income taxes	(1,322)	1,385
Other	(43,864)	(4,421)

Net cash provided by (used in) operating activities	(5,821)	16,271

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities — available for sale	113,048	328,099
Equity securities — available for sale	32,725	1
Mortgage loans on real estate	9,584	11,214
Derivative instruments	5,118	198
Policy loans	9,176	9,102
Short-term investments — net	131,982	—

	301,633	348,614

Acquisition of investments:
Fixed maturities — available for sale	(413,673)	(423,244)
Mortgage loans on real estate	(58,955)	(56,054)
Derivative instruments	(13,994)	(3,378)
Investment real estate	—	(40)
Policy loans	(10,824)	(9,372)
Short-term investments — net	—	(40,544)

	(497,446)	(532,632)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Investing activities — continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$512	$120
Purchases of property and equipment	(5,023)	(4,106)
Disposal of property and equipment	1,183	698

Net cash used in investing activities	(199,141)	(187,306)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	387,632	293,007
Return of policyholder account balances on interest sensitive and index products	(178,542)	(132,037)
Distributions related to minority interests — net	(28)	(89)
Excess tax deductions on stock-based compensation	1,047	—
Issuance of common stock	6,027	2,433
Dividends paid	(3,414)	(3,062)

Net cash provided by financing activities	212,722	160,252

Increase (decrease) in cash and cash equivalents	7,760	(10,783)
Cash and cash equivalents at beginning of period	5,120	27,957

Cash and cash equivalents at end of period	$12,880	$17,174

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,826	$1,760
Income taxes	6,548	10,532
Non-cash operating activity:
Deferral of sales inducements	19,771	15,716
See accompanying notes

FBL Financial Group, Inc.	March 31, 2006
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

1.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2005 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Change and Stock Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Using the modified-prospective-transition method, we have recognized compensation expense in the first quarter of 2006 for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service had not been provided as of the adoption date. The stock option expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. In addition, the impact of forfeitures is estimated and compensation expense is recognized only for those options expected to vest. Also, under Statement No. 123(R) we have reported stock option-related tax deductions in excess of recognized compensation expense as a financing cash flow.
As a result of adopting Statement No. 123(R), net income for the full year 2006 is expected to be $0.2 million lower (less than $0.01 per basic and diluted common share) for 2006, than if we had continued to account for share-based compensation under Statement No. 123. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) relating to the change in accounting for forfeitures which is recorded as a reduction to compensation expense in our 2006 consolidated income statement. For the first quarter of 2006, the impact of adopting Statement No. 123(R), including the cumulative effect adjustment, was to decrease net income by $0.1 million. Also, for the first quarter of 2006, $1.0 million of excess tax deductions are classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated.
Prior to January 1, 2006, we followed the prospective method under Statement No. 123, which we adopted effective January 1, 2003. Under the prospective method, expense was recognized for those options granted, modified or settled after the date of adoption. The expense was generally recognized ratably over our five-year vesting period without regard to when an employee became eligible for retirement and immediate vesting. In addition, the impact of forfeitures was recognized when they occurred.

FBL Financial Group, Inc.	March 31, 2006

The following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards.

Three months ended
March 31, 2005
(Dollars in thousands,
except per share data)
Net income, as reported:	$17,205
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	432
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(528)

Net income, pro forma	$17,109

Earnings per common share, as reported	$0.60

Earnings per common share, pro forma	$0.59

Earnings per common share — assuming dilution, as reported	$0.59

Earnings per common share — assuming dilution, pro forma	$0.58

We have two share-based payment arrangements under our Class A Common Stock Compensation Plan (the Plan), which are described below. Compensation expense for these arrangements totaled $0.9 million for the three months ended March 31, 2006 and $0.5 million for the three months ended March 31, 2005. The income tax benefit recognized in the income statement for these arrangements totaled $0.1 million for the three months ended March 31, 2006 and 2005.
Stock Option Awards
We grant incentive stock options for Class A common stock to directors, officers and employees. For officers and employees, the options have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us. Options to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to ten years. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for expected volatilities within the valuation model. For the 2006 period, the weighted-average expected term for the majority of our options is presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the “shortcut method.” We assume the contractual term approximates the expected life for the remaining options. For the 2005 period, we used historical data to estimate option exercises and employee terminations to determine the expected term assumption. We believe the shortcut method provides a reasonable basis for our estimation of expected term due to limited historical share option exercise experience. The change in this assumption did not have a material impact on the expected term of the stock options. Assumptions used in our valuation model for the 2006 and 2005 periods are as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average risk-free interest rate	4.32%	4.01%
Dividend yield	1.40%	1.50%
Weighted average volatility factor of the expected market price	0.24	0.32
Weighted average expected term	5.6 years	6.4 years

FBL Financial Group, Inc.	March 31, 2006

A summary of stock option activity as of March 31, 2006, and changes during the period then ended is as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
	Number of	Average Exercise	Term (in	Aggregate
	Shares	Price per Share	Years)	Intrinsic Value
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2006	2,068,576	$21.00
Granted	447,307	32.57
Exercised	(249,751)	17.13
Forfeited or expired	(12,424)	27.40

Shares under option at March 31, 2006	2,253,708	$23.69	7.35	$24,252

Vested at March 31, 2006 or expected to vest in the future	2,221,126	$23.62	7.33	$24,052

Exercisable options at March 31, 2006	1,160,606	$20.58	6.24	$16,097

The weighted average grant-date fair value of options granted per common share was $8.62 for the three months ended March 31, 2006 and $8.86 for the three months ended March 31, 2005. The intrinsic value of options exercised during the periods totaled $4.0 million for the three months ended March 31, 2006 and $1.2 million for the three months ended March 31, 2005.
Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $4.4 million as of March 31, 2006. This expense is expected to be recognized over a weighted-average period of 2.0 years.
We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $4.2 million for the period ended March 31, 2006 and $1.6 million for the period ended March 31, 2005. The actual tax benefit realized from stock options exercised totaled $1.3 million for the period ended March 31, 2006 and $0.3 million for the period ended March 31, 2005.
Restricted Stock Compensation Plan
We also grant restricted Class A common shares to certain executives. The restrictions on this stock lapse and the stock vests if the Company meets or exceeds operating goals, such as earnings per share and return on equity targets within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the restricted stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period.
A summary of restricted stock activity as of March 31, 2006, and changes during the period then ended is as follows:

		Weighted-
		Average Grant-
		Date Fair Value
	Number of Shares	per Share
Restricted stock at January 1, 2006	86,256	$26.02
Granted	132,786	33.82
Forfeited	(800)	33.00

Restricted stock at March 31, 2006	218,242	30.22

FBL Financial Group, Inc.	March 31, 2006

There has been no restricted stock vested and released to employees as of March 31, 2006. Unrecognized compensation expense related to unvested share-based compensation granted under the restricted stock arrangement totaled $1.5 million as of March 31, 2006. This expense is expected to be recognized over a weighted-average period of 2.3 years.
Pending Accounting Change
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
Reclassifications
Certain amounts in the 2005 consolidated statement of cash flows have been reclassified to conform to the 2006 financial statement presentation.

2.	Defined Benefit Plans
We participate with several affiliates in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements totaled $1.6 million for the three months ended March 31, 2006 and $1.5 million for the three months ended March 31, 2005. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Service cost	$2,396	$2,162
Interest cost	3,428	3,409
Expected return on assets	(2,746)	(2,712)
Amortization of prior service cost	201	396
Amortization of actuarial loss	1,398	1,046

Net periodic pension cost — all employers	$4,677	$4,301

3.	Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At March 31, 2006, management is not aware of any claims for which a material loss is reasonably possible.
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

FBL Financial Group, Inc.	March 31, 2006

obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk. No allowance for uncollectible amounts has been established against our asset for reinsurance recoverable since none of our receivables are deemed to be uncollectible.
We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.8 million. Pool losses and the maximum loss we could incur as a result of losses assumed from other pool members are capped at dollar amounts per event. In 2005, the total pool loss cap was $7.6 million and our cap was $2.7 million. As of January 1, 2006, the pool’s capacity was increased 50%, and the caps will be recalculated. The 2006 caps will be approximately 50% higher than those in 2005, or approximately $11.0 million for the total pool loss cap and $4.0 million for our cap.
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

4.	Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share — assuming dilution.

	Three months ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Numerator:
Net income	$27,734	$17,205
Dividends on Series B preferred stock	(38)	(38)

Numerator for earnings per common share — income available to common stockholders	$27,696	$17,167

Denominator:
Weighted average shares	29,187,319	28,732,266
Deferred common stock units relating to deferred compensation plans	41,135	26,934

Denominator for earnings per common share — weighted-average shares	29,228,454	28,759,200
Effect of dilutive securities — stock based compensation	537,020	514,208

Denominator for diluted earnings per common share — adjusted weighted-average shares	29,765,474	29,273,408

Earnings per common share	$0.95	$0.60

Earnings per common share — assuming dilution	$0.93	$0.59

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated undistributed net income to the unvested Class A restricted stock as those instruments possess certain characteristics, such as vesting, that differ from instruments defined as participating securities under current accounting guidance. Also, for the three months ended March 31, 2005, we did not allocate any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders was limited to the amount of the quarterly regular dividend.

FBL Financial Group, Inc.	March 31, 2006

5.	Segment Information
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
Financial information concerning our operating segments is as follows:

	Three months ended March 31,
	2006	2005
Operating revenues:
Traditional Annuity — Exclusive Distribution	$36,093	$35,891
Traditional Annuity — Independent Distribution	45,263	33,033
Traditional and Universal Life Insurance	80,162	79,470
Variable	14,262	13,795
Corporate and Other	6,876	7,661

	182,656	169,850
Realized/unrealized gains on investments (A)	11,605	411
Change in net unrealized gains/losses on derivatives (A)	21,806	(6,053)

Consolidated revenues	$216,067	$164,208

Pre-tax operating income (loss):
Traditional Annuity — Exclusive Distribution	$8,773	$8,774
Traditional Annuity — Independent Distribution	5,932	5,141
Traditional and Universal Life Insurance	10,950	12,813
Variable	2,816	535
Corporate and Other	(1,871)	(1,377)

	26,600	25,886
Income taxes on operating income	(9,014)	(9,041)
Realized/unrealized gains on investments (A)	7,693	527
Change in net unrealized gains/losses on derivatives (A)	2,455	(167)

Consolidated net income	$27,734	$17,205

FBL Financial Group, Inc.	March 31, 2006

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to gains and losses on investments and derivatives.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Goodwill at March 31, 2006 and December 31, 2005 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	March 31, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2005 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.
Results of Operations for the Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three months ended March 31,
	2006	2005
	(Dollars in thousands,
	except per share data)
Revenues	$216,067	$164,208
Benefits and expenses	174,077	137,272

	41,990	26,936
Income taxes	(14,381)	(9,374)
Minority interest and equity income (loss)	125	(357)

Net income	27,734	17,205
Less dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$27,696	$17,167

Earnings per common share	$0.95	$0.60

Earnings per common share — assuming dilution	$0.93	$0.59

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity — Exclusive Distribution	$41,880	$48,323
Traditional Annuity — Independent Distribution	277,203	185,339
Traditional and Universal Life Insurance	44,300	43,435
Variable Annuity and Variable Universal Life (1)	41,836	39,650
Reinsurance assumed and other	4,489	5,887

Total	$409,708	$322,634

Direct life insurance in force, end of quarter (in millions)	$36,451	$34,285
Life insurance lapse rates	6.9%	7.6%
Withdrawal rates — individual traditional annuity:
Exclusive Distribution	4.5%	3.2%
Independent Distribution	4.9%	5.2%
(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity — Independent Distribution premiums collected increased significantly in the first quarter of 2006 compared to the first quarter of

FBL Financial Group, Inc.	March 31, 2006

2005 due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 11,825 at March 31, 2006, from 6,060 at March 31, 2005.
Net income applicable to common stock increased 61.3% in the first quarter of 2006 to $27.7 million. As discussed in detail below, net income applicable to common stock for the 2006 period was positively impacted by growth in the volume of business in force, the change in unrealized gains/losses on derivatives and realized gains on investments. These increases were partially offset by an increase in death benefits. The first quarter of 2006 also benefited from an increase in equity income.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Three months ended March 31,
	2006	2005
Weighted average yield on cash and invested assets	6.11%	6.34%
Weighted average interest crediting rate/index cost	3.54	3.79

Spread	2.57%	2.55%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. With respect to our index annuities, index costs represent the expenses we incur to fund the annual income credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. See the “Segment Information” section that follows for a discussion of our spreads.
Premiums and product charges are as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Premiums and product charges:
Interest sensitive and index product charges	$25,314	$23,768
Traditional life insurance premiums	34,388	33,333
Accident and health premiums	70	20

Total	$59,772	$57,121

Premiums and product charges increased 4.6% in the 2006 period to $59.8 million. The increase in interest sensitive and index product charges are driven principally by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products.
Surrender charges totaled $4.3 million in the 2006 period compared to $3.3 million in the 2005 period. Surrender charges increased due primarily to an increase in surrenders relating to growth in the volume and aging of business in force. The average account value for annuity and universal life insurance in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $6,133.7 million at March 31, 2006 and $5,146.0 million at March 31, 2005. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to the annuity business assumed under the coinsurance agreement with American Equity Investment Life Insurance Company (the coinsurance agreement) and business written directly through the EquiTrust Life independent agents as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period less onerous on the contract holder. We started assuming business under the coinsurance agreement in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. In total, surrender charges on this business totaled $3.6 million for the first quarter of 2006 and $2.7 million for the first quarter of 2005.

FBL Financial Group, Inc.	March 31, 2006

Cost of insurance charges totaled $15.8 million in the 2006 period and $15.3 million in the 2005 period. Cost of insurance charges increased due primarily to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 44.9 years at March 31, 2006 and 44.4 years at March 31, 2005.
Mortality and expense fees totaled $1.9 million in the 2006 period and $1.6 million in the 2005 period. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. The average separate account balance increased to $661.3 million at March 31, 2006, from $553.2 million at March 31, 2005 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $33.0 million for the 2006 period and $28.8 million for the 2005 period. Net investment income and net realized and unrealized gains (losses) on separate account assets totaled $28.3 million in the first quarter of 2006 compared to ($7.3) million in the first quarter of 2005.
Traditional premiums increased due to an increase in the volume of business in force. The increase in the business in force is attributable primarily to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average traditional life insurance in force, net of reinsurance ceded, totaled $17,710 million at March 31, 2006 and $16,684 million at March 31, 2005.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 7.3% in the 2006 period to $122.4 million due primarily to an increase in average invested assets, partially offset by a decrease in the annualized yield earned on those assets. Average invested assets in the 2006 period increased 12.4% to $8,209.6 million (based on securities at amortized cost) from $7,304.0 million in the 2005 period, due principally to net premium inflows from the Life Companies. The annualized yield earned on average invested assets decreased to 6.10% in the first quarter of 2006 from 6.40% in the respective 2005 period due primarily to market investment rates being lower than our portfolio yield. Market conditions in the first quarter of 2006 and the full year of 2005 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. The average yields on fixed maturities purchased in the first quarter were 5.68% in 2006 and 5.37% in 2005. The average yields on fixed maturity securities maturing or being paid down in the first quarter were 6.60% in 2006 and 5.54% in 2005. In addition, for the first quarter, net investment income includes ($0.9) million in 2006 and ($0.3) million in 2005, representing the reversal of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition — Investments” section that follows for a description of how changes in prepayment speeds impact net investment income. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $1.1 million in the 2006 period compared to $0.8 million in the respective 2005 period. In addition, we recorded $0.9 million in net investment income during the first quarter of 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period.
Derivative income (loss) is as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$9,962	$2,875
Change in the difference between fair value and remaining option cost at beginning and end of period	21,889	(5,911)
Cost of money for call options	(14,940)	(9,237)

	16,911	(12,273)
Other	(79)	(127)

Total	$16,832	$(12,400)

The increase in gains received at expiration in the 2006 period is primarily attributable to the impact of growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The

FBL Financial Group, Inc.	March 31, 2006

average account value of index annuities in force, which has increased due to new sales, totaled $2,830.7 million for the 2006 period compared to $1,995.9 million for the 2005 period. The changes in the difference between the fair value of the call options and the remaining option costs for 2006 are caused primarily by the general change in the S&P 500 Index (upon which the majority of our options are based). For the first quarter of 2006, the S&P 500 Index increased on a point-to-point basis by 3.7%, compared to a point-to-point decrease of 2.6% for the 2005 period. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 Index averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Gains on sales	$13,989	$2,275
Losses on sales	(3)	(1,863)
Losses due to impairments	(2,340)	—
Unrealized losses on trading securities	(42)	—

Total	$11,604	$412

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition — Investments” for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2006 and December 31, 2005. Gains on sales in the 2006 period include $13.5 million related to the sale of 2,500,000 shares of our investment in American Equity Investment Life Holding Company (AEL) common stock.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. We did not have any investment impairments during the first quarter of 2005. Details regarding our significant investment impairments for the three months ended March 31, 2006, including the circumstances requiring the write downs, are summarized in the following table:

FBL Financial Group, Inc.	March 31, 2006

	Impairment
General Description	Loss	Circumstance
	(Dollars in
	thousands)

Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faces labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)
(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.
Interest sensitive and index product benefits are as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$48,041	$47,463
Index credits	9,869	3,144
Change in value of embedded derivative	11,942	(6,700)
Amortization of deferred sales inducements	6,463	2,356
Interest sensitive death benefits	10,387	9,295

Total	$86,702	$55,558

Interest sensitive and index product benefits increased 56.1% in the first quarter of 2006 to $86.7 million due primarily to the impact of an increase in the volume of annuity business in force and market appreciation on the indices backing the index annuities. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.
The average account value of annuity contracts in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $5,243.5 million for the 2006 period and $4,262.9 million for the 2005 period. These account values include values relating to index contracts in the first quarter totaling $2,830.7 million for 2006 and $1,995.9 million for 2005.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.54% for the 2006 period and 3.79% for the 2005 period.

FBL Financial Group, Inc.	March 31, 2006

The change in the amount of index credits are impacted by growth in the volume of index annuities in force and the level of appreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income (loss).” The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs.
The increase in amortization of deferred sales inducements is due to additional capitalization of costs incurred with new sales and profitability in the underlying business. Deferred sales inducements on interest sensitive and index products totaled $162.4 million at March 31, 2006 and $93.3 million at March 31, 2005.
Traditional life insurance and accident and health policy benefits are as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$22,661	$20,771
Increase in traditional life and accident and health future policy benefits	8,753	8,250
Distributions to participating policyholders	5,697	6,164

Total	$37,111	$35,185

Traditional life insurance and accident and health policy benefits increased 5.5% in the 2006 period to $37.1 million, primarily attributable to an increase in traditional life insurance death benefits and the impact of an increase in the volume of traditional life business in force. In the first quarter of 2006, traditional life insurance death benefits increased 15.0% to $13.9 million. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the “Net investment income” section above. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,518	$3,663
Amortization of deferred policy acquisition costs	18,769	14,131
Amortization of value of insurance in force acquired	403	753
Other underwriting, acquisition and insurance expenses, net of deferrals	19,116	19,921

Total	$41,806	$38,468

Underwriting, acquisition and insurance expenses increased 8.7% in the 2006 period to $41.8 million. Amortization of deferred policy acquisition costs increased in the first quarter of 2006 due primarily to an increase in the volume and profitability of business in force in our Independent Annuity segment, resulting from new sales. Amortization of deferred policy acquisition costs on this business totaled $12.5 million for the 2006 period compared to $7.2 million for the 2005 period. Amortization of value of insurance in force acquired decreased $0.4 million in the 2006 period due to the impact of increased death benefits on the underlying business. Other underwriting, acquisition and insurance expenses decreased $0.8 million from the 2005 period due primarily to efficiencies gained with the closure of a life processing unit during the third quarter of 2005.

FBL Financial Group, Inc.	March 31, 2006

Interest expense totaled $3.0 million in the first quarter of 2006 compared to $3.3 million in the 2005 period due primarily to a $0.6 million decrease in interest expense as a result of the redemption of our Series C preferred stock in December 2005. This decrease was partially offset by an increase in the effective interest rate on our $46.0 million line of credit to an average of 5.75% in the 2006 period from 3.72% in the 2005 period.
Income taxes increased 53.4% in the 2006 period to $14.4 million. The effective tax rate for the first quarter of 2006 was 34.2% in 2006 compared to 34.8% in 2005. The decrease in the effective tax rate for the quarter is primarily due to a decrease in nondeductible dividends as a result of the redemption of our Series C preferred stock in the fourth quarter of 2005.
Equity income (loss), net of related income taxes, totaled $0.2 million for the first quarter of 2006 compared to ($0.3) million for the first quarter of 2005. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives. The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives includes adjustments for income taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income, to measure our performance is summarized in Note 5, “Segment Information”, to the consolidated financial statements.

FBL Financial Group, Inc.	March 31, 2006

A reconciliation of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follow:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Net income	$27,734	$17,205

Realized gains on investments	(11,604)	(412)
Change in net unrealized gains/losses on derivatives	(9,865)	204
Change in amortization of:
Deferred policy acquisition costs	3,301	(326)
Deferred sales inducements	2,635	(6)
Value of insurance in force acquired	(78)	(15)
Unearned revenue reserve	(1)	1
Income tax offset	5,464	194

Realized and unrealized gains, net of offsets	(10,148)	(360)

Income taxes on operating income	9,014	9,041

Pre-tax operating income	$26,600	$25,886

Pre-tax operating income (loss) by segment:
Traditional Annuity — Exclusive Distribution	$8,773	$8,774
Traditional Annuity — Independent Distribution	5,932	5,141
Traditional and Universal Life Insurance	10,950	12,813
Variable	2,816	535
Corporate and Other	(1,871)	(1,377)

	$26,600	$25,886

FBL Financial Group, Inc.	March 31, 2006

A discussion of our operating results, by segment, follows:
Traditional Annuity — Exclusive Distribution Segment

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$283	$184
Net investment income	35,844	35,707
Derivative loss	(34)	—

	36,093	35,891
Benefits and expenses	27,320	27,117

Pre-tax operating income	$8,773	$8,774

Other data
Annuity premiums collected, direct	$41,880	$48,323
Policy liabilities and accruals, end of period	2,221,069	2,159,656

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.30%	6.53%
Weighted average interest crediting rate	3.99	4.21

Spread	2.31%	2.32%

Individual traditional annuity withdrawal rate	4.5%	3.2%
Pre-tax operating income for the Exclusive Annuity segment totaled $8.8 million in the first quarter of 2006 and 2005. The average account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,478.1 million for the 2006 period compared to $1,396.3 million for the 2005 period. The impact of the increase in the volume of business in force was offset during the period by a slight increase in underwriting, acquisition and insurance expenses.
Premiums collected decreased 13.3% in the first quarter of 2006 to $41.9 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2006 is due to a rise in short-term market interest rates during 2006 and 2005, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. We also believe this competitive environment resulted in increased surrenders, therefore increasing the withdrawal rate for the first quarter of 2006.
The decrease in the weighted average yield on cash and invested assets is primarily attributable to market investment rates being lower than our portfolio yield as discussed in the “Net investment income” section above. We utilize interest rate swaps to hedge a portion of our annuity portfolio. The decrease in the weighted average crediting rate for 2006 is attributable to the change in the gain (loss) on our interest rate swaps. Income (loss) from these swaps, which is netted against interest credited, totaled $0.7 million in the 2006 period compared to ($0.1) million in the 2005 period.

FBL Financial Group, Inc.	March 31, 2006

Traditional Annuity — Independent Distribution Segment

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$3,562	$2,668
Net investment income	46,641	36,712
Derivative loss	(4,940)	(6,347)

	45,263	33,033
Benefits and expenses	39,331	27,892

Pre-tax operating income	$5,932	$5,141

Other data
Annuity premiums collected, independent channel	$277,203	$185,339
Annuity premiums collected, assumed	1,280	2,358
Policy liabilities and accruals, end of period	3,842,845	2,875,353

Individual deferred annuity spread:
Weighted average yield on cash and invested assets.	5.83%	6.07%
Weighted average interest crediting rate/index cost	3.17	3.37

Spread	2.66%	2.70%

Individual traditional annuity withdrawal rate	4.9%	5.2%
Pre-tax operating income for the Independent Annuity segment increased 15.4% in the 2006 period to $5.9 million. The increase is due principally to growth in the volume of business in force, partially offset by a decrease in spreads earned on individual deferred annuities. Revenues, benefits, expenses and volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The average account value for annuity contracts in force in the Independent Annuity segment totaled $3,671.9 million in the 2006 period and $2,772.4 million in the 2005 period.
The increase in interest sensitive and index product charges is due to an increase in surrender charges. Surrender charges increased due to an increase in surrenders relating to growth in the volume and aging of business in force. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows, partially offset by the impact of a decline in our investment yield. The decrease in the derivative loss is due to a $7.1 million increase in proceeds from option settlements due to appreciation in the indices supporting the index annuity business, partially offset by a $5.7 million increase in the cost of money for call options due primarily to the impact of growth in the volume of index annuities in force, as discussed under “Derivative income (loss)” above.
Benefits and expenses for the 2006 period increased due to growth in the volume of business in force. In addition, index credits increased $6.7 million due primarily to increases in the equity markets during the 2006 period. Operating expenses for the quarter include $1.2 million for 2006 and $0.8 million for 2005 relating to the expansion of our EquiTrust Life distribution.
The weighted average yield on cash and invested assets decreased primarily to market investment rates being lower than our portfolio yield as discussed in the “Net investment income” section above. The weighted average crediting rate decreased for the 2006 period due to decreases in crediting rates and option costs made as a result of the decrease in portfolio yield.

FBL Financial Group, Inc.	March 31, 2006

Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,102	$10,965
Traditional life insurance premiums	34,388	33,333
Net investment income	34,672	35,172

	80,162	79,470
Benefits and expenses	69,212	66,657

Pre-tax operating income	$10,950	$12,813

Other data
Life premiums collected, net of reinsurance	$47,439	$46,893
Policy liabilities and accruals, end of period	2,107,702	2,070,242
Direct life insurance in force, end of period (in millions)	28,936	26,944

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.77%	6.87%
Weighted average interest crediting rate	4.44	4.52

Spread	2.33%	2.35%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 14.5% in the 2006 period to $11.0 million due primarily to an increase in death benefits, partially offset by the impact of an increase in business in force and a decrease in other underwriting expenses. Traditional life insurance premiums increased due primarily to an increase in sales of term products by our exclusive agency force. Net investment income decreased due to the impact of lower market interest rates on our portfolio and a reduction in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities, which totaled $0.3 million in the first quarter of 2006 compared to $0.6 million in the first quarter of 2005.
Benefits and expenses increased primarily due to an increase in death benefits, partially offset by a decrease in other underwriting expenses. Interest sensitive death benefits increased 25.3% to $8.0 million and traditional death benefits increased 15.0% to $13.9 million during the 2006 period. Other underwriting expenses decreased 11.1% to $8.2 million in the first quarter of 2006 primarily due to a reduction in expenses related to the closing of a life processing unit as discussed in the “Underwriting, acquisition and insurance expenses” section above.
The decrease in the weighted average yield on cash and invested assets is primarily due to the impact of the decline in market interest rates and changes in fee income. The decrease in our weighted average interest crediting rate is due primarily to a decrease in credited rates on assumed business.

FBL Financial Group, Inc.	March 31, 2006

Variable Segment

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$10,366	$9,952
Net investment income	3,631	3,607
Other income	265	236

	14,262	13,795
Benefits and expenses	11,446	13,260

Pre-tax operating income	$2,816	$535

Other data
Variable premiums collected, net of reinsurance	$41,836	$39,650
Policy liabilities and accruals, end of period	240,939	240,020
Separate account assets, end of period	682,700	554,398
Direct life insurance in force, end of period (in millions)	7,515	7,341
Pre-tax operating income for the Variable segment totaled $2.8 million in the first quarter of 2006 and $0.5 million in the 2005 period. This increase is due to the impact of an increase in the volume of business in force and a decrease in benefits and expenses. Mortality and expense fee income increased 17.6% to $1.9 million in the 2006 period due to growth in separate account assets. Benefits and expenses decreased 13.7% to $11.4 million in the first quarter of 2006, primarily due to a decrease in death benefits and a decrease in amortization of deferred policy acquisition costs. Death benefits in excess of related account values on variable universal life policies decreased to $2.2 million in the 2006 period from $2.6 million in the 2005 period. Amortization of deferred policy acquisition costs decreased 61.6% to $0.7 million in the first quarter of 2006 due to the impact of an increase in expected future profits, partially offset by increased amortization due to lower death benefits. Premiums collected increased 5.5% to $41.8 million during the first quarter of 2006 due to favorable equity market conditions for our variable annuity products.
Corporate and Other Segment

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Accident and health insurance premiums	$70	$20
Net investment income	1,592	2,908
Other income	5,214	4,733

	6,876	7,661
Interest expense	2,961	3,295
Benefits and other expenses	6,008	5,247

	(2,093)	(881)
Minority interest	(55)	(98)
Equity income (loss), before tax	277	(398)

Pre-tax operating loss	$(1,871)	$(1,377)

Pre-tax operating loss increased 35.9% to $1.9 million, primarily due to a decrease in net investment income, partially offset by an increase in equity income. Net investment income declined partially due to a decrease in investments resulting from the redemption of the Series C preferred stock in December 2005. In addition, net investment income in the first quarter of 2005 includes $0.9 million representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period. Interest

FBL Financial Group, Inc.	March 31, 2006

expense decreased in the 2006 period due to the redemption of our Series C preferred stock, partially offset by an increase in the variable rate on our line of credit as discussed in the “Interest expense” section above.
Accounting Changes
During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting Statement No. 123(R), net income for the full year 2006 is expected to be $0.2 million lower (less than $0.01 per basic and diluted common share) for 2006, than if we had continued to account for share-based compensation under Statement No. 123. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) relating to a change in accounting for forfeitures which is recorded as a reduction to compensation expense in our 2006 consolidated income statement. For the first quarter of 2006, the impact of adopting Statement No. 123(R), including the cumulative effect adjustment, was to decrease net income by $0.1 million. Also, for the first quarter of 2006, $1.0 million of excess tax deductions are classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated. See Note 1 to the consolidated financial statements for additional details regarding our stock-based compensation expense and implementation of Statement No. 123(R).
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. The impact of adoption is not expected to be material as our current accounting policy for internal replacements substantially conforms to the guidance outlined in the SOP. We plan to adopt SOP 05-1 in 2007. See Note 1 to the consolidated financial statement for additional details regarding SOP 05-1.
Financial Condition
Investments
Our total investment portfolio increased 0.5% to $8,343.7 million at March 31, 2006 compared to $8,299.2 million at December 31, 2005. This increase is primarily the result of net cash received from interest sensitive and index products partially offset by the impact of a decrease in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $185.7 million during the first quarter of 2006 to a net unrealized loss of $76.8 million at March 31, 2006 due principally to the impact of an increase in market interest rates.
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

FBL Financial Group, Inc.	March 31, 2006

Our investment portfolio is summarized in the table below:

	March 31, 2006		December 31, 2005
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities — available for sale:
Public	$5,777,778	69.2%	$5,650,008	68.0%
144A private placement	1,022,144	12.3	994,751	12.0
Private placement	282,940	3.4	305,492	3.7

Total fixed maturities — available for sale	7,082,862	84.9	6,950,251	83.7
Fixed maturities — trading	14,805	0.2	14,848	0.2
Equity securities	53,851	0.6	82,497	1.0
Mortgage loans on real estate	889,905	10.7	840,482	10.1
Derivative instruments	65,655	0.8	44,124	0.6
Investment real estate:
Acquired for debt	509	—	573	—
Investment	8,911	0.1	8,928	0.1
Policy loans	178,520	2.1	176,872	2.1
Other long-term investments	1,300	—	1,300	—
Short-term investments	47,351	0.6	179,333	2.2

Total investments	$8,343,669	100.0%	$8,299,208	100.0%

As of March 31, 2006, 94.9% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2006, the investment in non-investment grade debt was 5.1% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.
The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

		March 31, 2006		December 31, 2005
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,693,941	66.3%	$4,592,592	66.1%
2	BBB	2,028,079	28.6	2,013,504	28.9

	Total investment grade	6,722,020	94.9	6,606,096	95.0
3	BB	287,585	4.1	270,938	3.9
4	B	66,166	0.9	67,177	1.0
5	CCC, CC, C	6,804	0.1	5,795	0.1
6	In or near default	287	—	245	—

	Total below investment grade	360,842	5.1	344,155	5.0

	Total fixed maturities — available for sale	$7,082,862	100.0%	$6,950,251	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	March 31, 2006

A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
		with Gross	Gross	with Gross	Gross
	Total Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,409,030	$623,561	$36,366	$785,469	$(31,187)
Manufacturing	742,866	283,236	13,211	459,630	(27,159)
Mining	326,759	144,690	7,122	182,069	(7,376)
Retail trade	104,136	53,886	3,718	50,250	(1,727)
Services	104,484	26,752	1,955	77,732	(2,983)
Transportation	139,573	86,241	5,716	53,332	(1,878)
Private utilities and related sectors	401,311	222,562	15,658	178,749	(7,017)
Other	80,584	29,434	894	51,150	(2,387)

Total corporate securities	3,308,743	1,470,362	84,640	1,838,381	(81,714)
Mortgage and asset-backed securities	2,207,004	572,986	8,630	1,634,018	(51,556)
United States Government and agencies	597,611	48,296	2,623	549,315	(21,129)
State, municipal and other governments	663,652	181,850	6,914	481,802	(19,753)
Public utilities	305,852	87,749	5,557	218,103	(11,058)

Total	$7,082,862	$2,361,243	$108,364	$4,721,619	$(185,210)

FBL Financial Group, Inc.	March 31, 2006

	December 31, 2005
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,354,378	$750,206	$51,040	$604,172	$(11,056)
Manufacturing	676,238	340,852	20,139	335,386	(17,388)
Mining	328,913	242,105	15,596	86,808	(1,980)
Retail trade	107,639	83,029	5,151	24,610	(452)
Services	81,015	35,071	2,860	45,944	(2,776)
Transportation	143,002	108,983	6,829	34,019	(1,023)
Private utilities and related sectors	399,439	255,093	19,595	144,346	(2,995)
Other	147,896	102,826	5,497	45,070	(1,305)

Total corporate securities	3,238,520	1,918,165	126,707	1,320,355	(38,975)
Mortgage and asset-backed securities	2,207,885	1,155,368	22,154	1,052,517	(16,905)
United States Government and agencies.	601,065	121,880	4,606	479,185	(9,165)
State, municipal and other governments	600,088	453,862	17,559	146,226	(1,721)
Public utilities	302,693	153,248	8,709	149,445	(4,150)

Total	$6,950,251	$3,802,523	$179,735	$3,147,728	$(70,916)

     The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		March 31, 2006
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,274,666	69.3%	$(120,079)	64.9%
2	BBB	1,319,822	28.0	(58,610)	31.6

	Total investment grade	4,594,488	97.3	(178,689)	96.5
3	BB	85,577	1.8	(4,514)	2.4
4	B	41,554	0.9	(2,007)	1.1
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	—	—

	Total below investment grade	127,131	2.7	(6,521)	3.5

	Total	$4,721,619	100.0%	$(185,210)	100.0%

FBL Financial Group, Inc.	March 31, 2006

		December 31, 2005
		Carrying Value of
		Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$2,055,177	65.3%	$(35,754)	50.4%
2	BBB	976,533	31.0	(27,329)	38.5

	Total investment grade	3,031,710	96.3	(63,083)	88.9
3	BB	78,495	2.5	(4,378)	6.2
4	B	37,523	1.2	(3,455)	4.9
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	—	—

	Total below investment grade	116,018	3.7	(7,833)	11.1

	Total	$3,147,728	100.0%	$(70,916)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	March 31, 2006
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
		(Dollars in thousands)
Three months or less	256	$1,778,148	$(39,823)	$1,738,325
Greater than three months to six months	84	993,132	(34,321)	958,811
Greater than six months to nine months	219	1,603,292	(77,708)	1,525,584
Greater than nine months to twelve months	19	68,381	(5,645)	62,736
Greater than twelve months	62	463,876	(27,713)	436,163

Total		$4,906,829	$(185,210)	$4,721,619

	December 31, 2005
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
		(Dollars in thousands)
Three months or less	84	$997,392	$(9,317)	$988,075
Greater than three months to six months	227	1,666,525	(36,480)	1,630,045
Greater than six months to nine months	19	69,616	(4,422)	65,194
Greater than nine months to twelve months	21	104,452	(5,634)	98,818
Greater than twelve months	49	380,659	(15,063)	365,596

Total		$3,218,644	$(70,916)	$3,147,728

FBL Financial Group, Inc.	March 31, 2006

The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	March 31, 2006		December 31, 2005
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$44,830	$(398)	$34,128	$(301)
Due after one year through five years	179,104	(5,057)	156,433	(4,643)
Due after five years through ten years	1,084,039	(44,090)	868,649	(22,101)
Due after ten years	1,765,274	(83,416)	1,025,977	(26,944)

	3,073,247	(132,961)	2,085,187	(53,989)
Mortgage and asset-backed securities	1,634,018	(51,556)	1,052,517	(16,905)
Redeemable preferred stock	14,354	(693)	10,024	(22)

Total	$4,721,619	$(185,210)	$3,147,728	$(70,916)

Included in the above table are 797 securities from 508 issuers at March 31, 2006 and 515 securities from 328 issuers at December 31, 2005. These increases are primarily due to the impact of increases in market interest rates between December 31, 2005 and March 31, 2006.
The following summarizes the details describing the more significant unrealized losses by investment category as of March 31, 2006.
Corporate securities: The unrealized losses on corporate securities totaled $81.7 million, or 44.1% of our total unrealized losses. The largest losses were in the financial services sector ($785.5 million carrying value and $31.2 million unrealized loss) and in the manufacturing sector ($459.6 million carrying value and $27.2 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($89.2 million carrying value and $6.7 million unrealized loss) and the food and related products sector ($69.6 million carrying value and $4.2 million unrealized loss). The unrealized loss in paper and allied products sector is due to spread widening that is the result of weaker operating results. In addition, we believe there are concerns that the sector may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized loss in the food and related products sector, the financial services sector and the remaining corporate sectors was caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

FBL Financial Group, Inc.	March 31, 2006

State municipal and other governments: The unrealized losses on state, municipal and other governments were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.
Public utilities: Unrealized losses on public utilities totaled $11.1 million at March 31, 2006. These unrealized losses were caused primarily by an increase in market interest rates. We have the ability and intent to hold these investments until recovery of fair value, which may be maturity and we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.6 million at March 31, 2006. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $6.6 million at March 31, 2006. The $6.6 million unrealized loss from one issuer relates to eight different securities that are backed by different pools of residential mortgage loans. All eight securities are rated investment grade and the largest unrealized loss on any one security totaled $2.1 million at March 31, 2006.
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

	March 31, 2006		December 31, 2005
		Estimated Market		Estimated Market
	Amortized Cost	Value	Amortized Cost	Value
	(Dollars in thousands)
Due in one year or less	$98,929	$98,790	$84,700	$84,750
Due after one year through five years	443,085	449,698	434,017	443,610
Due after five years through ten years	1,471,526	1,447,096	1,365,104	1,371,632
Due after ten years	2,814,061	2,792,787	2,672,659	2,753,440

	4,827,601	4,788,371	4,556,480	4,653,432
Mortgage and asset-backed securities	2,249,930	2,207,004	2,202,636	2,207,885
Redeemable preferred stocks	82,177	87,487	82,316	88,934

Total	$7,159,708	$7,082,862	$6,841,432	$6,950,251

Mortgage and other asset-backed securities comprised 31.1% at March 31, 2006 and 31.8% at December 31, 2005 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of corporate bonds and mortgage loans. The mortgage-backed securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	March 31, 2006

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

FBL Financial Group, Inc.	March 31, 2006

The following tables set forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security.

	March 31, 2006
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,231,567	$1,257,767	$1,208,156	17.1%
Pass-through	132,687	132,286	130,805	1.8
Planned and targeted amortization class	306,265	309,975	297,543	4.2
Other	104,445	105,548	101,998	1.4

Total residential mortgage-backed securities	1,774,964	1,805,576	1,738,502	24.5
Commercial mortgage-backed securities	299,783	297,094	296,533	4.2
Other asset-backed securities	175,183	175,262	171,969	2.4

Total mortgage and asset-backed securities	$2,249,930	$2,277,932	$2,207,004	31.1%

	December 31, 2005
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,263,295	$1,288,975	$1,267,261	18.3%
Pass-through	126,260	125,813	126,579	1.8
Planned and targeted amortization class	307,094	310,855	306,531	4.4
Other	104,994	106,097	103,545	1.5

Total residential mortgage-backed securities	1,801,643	1,831,740	1,803,916	26.0
Commercial mortgage-backed securities	276,691	273,724	280,543	4.0
Other asset-backed securities	124,302	124,296	123,426	1.8

Total mortgage and asset-backed securities	$2,202,636	$2,229,760	$2,207,885	31.8%

The commercial and other asset-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less sensitive to interest rate changes than residential securities of similar types due principally to prepayment restrictions on many of the underlying commercial mortgage loans. The asset-backed securities, whose collateral is primarily home-equity loans, generally exhibit more stable cash flows relative to mortgage-backed issues. During 2006 and 2005, we reduced our allocation of assets to mortgage-backed securities to reduce our exposure to unwanted changes in the duration of our investment portfolio with changes in market interest rates.
Fixed maturity securities held for trading consist of U.S. Treasury securities totaling $14.8 million at March 31, 2006 and December 31, 2005. These securities had an unrealized loss of $0.2 million at March 31, 2006 and December 31, 2005.
Equity securities totaled $53.9 million at March 31, 2006 and $82.5 million at December 31, 2005. Gross unrealized gains totaled $18.7 million and gross unrealized losses totaled $0.2 million at March 31, 2006. At December 31, 2005, gross unrealized gains totaled $28.1 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $43.3 million at March 31, 2006 and $72.0 million at December 31, 2005. During the first quarter of 2006, we sold 2,500,000 shares of AEL and realized a pre-tax gain of $13.5 million.
Mortgage loans totaled $889.9 million at March 31, 2006 and $840.5 million at December 31, 2005. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for less than 0.3% of the carrying value of the mortgage portfolio at March 31, 2006 and December 31, 2005. Our mortgage lending policies establish limits on

FBL Financial Group, Inc.	March 31, 2006

the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	March 31, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$313,243	35.2%	$317,046	37.7%
Retail	295,166	33.2	278,750	33.2
Industrial	268,894	30.2	231,926	27.6
Other	12,602	1.4	12,760	1.5

Total	$889,905	100.0%	$840,482	100.0%

	March 31, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
East North Central	$191,476	21.5%	$191,964	22.8%
South Atlantic	179,175	20.1	146,514	17.4
Pacific	162,620	18.3	164,776	19.6
West North Central	142,682	16.0	130,149	15.5
Mountain	77,754	8.7	74,565	8.9
West South Central	73,071	8.3	70,139	8.4
Other	63,127	7.1	62,375	7.4

Total	$889,905	100.0%	$840,482	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 9.6 years at March 31, 2006 and 8.9 years at December 31, 2005. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.2 at March 31, 2006 and 5.8 at December 31, 2005.
Other Assets
Deferred policy acquisition costs increased 9.7% to $762.2 million and deferred sales inducements increased 11.3% to $163.6 million at March 31, 2006 due primarily to capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $46.9 million and deferred sales inducements increased $3.3 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Assets held in separate accounts increased 6.7% to $682.7 million at March 31, 2006 due primarily to positive investment returns and the transfer of net premiums to the separate accounts.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 3.5% to $8,484.2 million at March 31, 2006 primarily due to increases in the volume of business in force. Other liabilities decreased 15.2% to $128.7 million at December 31, 2006 due to a $50.1 million decrease in negative cash balances, partially offset by a $19.2 million increase in payables for securities purchased. The decrease in negative cash is primarily attributable to a $46.3 million outstanding check at December 31, 2005 relating to our Series C preferred stock redemption. Deferred income taxes decreased 57.4% to $37.5 million due primarily to the impact of the change in unrealized appreciation/depreciation on fixed maturity and equity securities.

FBL Financial Group, Inc.	March 31, 2006

Stockholders’ Equity
Stockholders’ equity decreased 7.1%, to $784.1 million at March 31, 2006, compared to $844.2 million at December 31, 2005. This decrease is attributable to a decrease in the change in the unrealized appreciation/depreciation on fixed maturity and equity securities and dividends, partially offset by net income and proceeds from stock option exercises.
At March 31, 2006, common stockholders’ equity was $781.1 million, or $26.47 per share, compared to $841.2 million, or $28.88 per share at December 31, 2005. Included in stockholders’ equity per common share is ($0.31) at March 31, 2006 and $2.83 at December 31, 2005 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $91.6 million during the three months ended March 31, 2006, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.
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
We paid cash dividends on our common and preferred stock during the first quarter totaling $3.4 million in 2006 and $3.1 million in 2005. Interest payments on our debt totaled $1.8 million for the 2006 and 2005 periods. It is anticipated quarterly cash dividend requirements for the remainder of 2006 will be $0.115 per common and $0.0075 per Series B redeemable preferred share or approximately $10.4 million. In addition, interest payments on our debt are estimated to be $10.0 million for the remainder of 2006.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During the remainder of 2006, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $44.9 million and from EquiTrust Life is $21.6 million. With respect to the amount available from Farm Bureau Life, $39.2 million is not available until December 2006 without prior approval from the Iowa Insurance Commissioner due to the timing and amount of dividend payments made during 2005.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from the Life Companies to make any dividend payments to its stockholders and interest payments on its debt for the remainder of 2006. We have obtained regulatory approval for Farm Bureau Life to pay a $15.0 million dividend in the second quarter of 2006. In addition, we may seek an additional extraordinary dividend for the third quarter of 2006 depending on cash flow and capital needs of the parent company. Dividends to be paid by Farm Bureau Life in 2006 are not expected to exceed the $44.9 million annual limitation.

FBL Financial Group, Inc.	March 31, 2006

We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2006, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $11.5 million at March 31, 2006.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the first quarter of 2006, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $243.5 million in the three months ended March 31, 2006 and $192.1 million in the three months ended March 31, 2005. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale, trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2006, included $47.4 million of short-term investments, $14.8 million of trading securities, $12.9 million of cash and $1,073.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2005, we had contractual obligations totaling $16,877.5 million with payments due as follows: less than one year — $731.9 million, one-to-three years — $1,446.4 million, four-to-five years — $1,456.6 million and after five years — $13,242.6 million. There have been no material changes to our total contractual obligations since December 31, 2005.

FBL Financial Group, Inc.	March 31, 2006

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks of our financial instruments since December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2006, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2006.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
January 1, 2006 through January 31, 2006	2,767	$32.63	Not applicable	Not applicable
February 1, 2006 through February 28, 2006	505	34.00	Not applicable	Not applicable
March 1, 2006 through March 31, 2006	—	—	Not applicable	Not applicable

Total	3,272	$32.84

(1)	Our Amended and Restated 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	March 31, 2006

ITEM 6.	EXHIBITS
     (a) Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (H)
3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (H)
3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (H)
3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (H)
3(i)(e)	Articles of Amendment, Designation of Series C Preferred Stock, filed with Iowa Secretary of State December 29, 2000 (H)
3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (H)
3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (H)
3(i)(h)	Letter Agreement dated as of January 31, 2005 between FBL Financial Group, Inc. and Kansas Farm Bureau waiving certain terms of Series C Preferred Stock (J)
3(ii)	Second Restated Bylaws, adopted May 14, 2004 (H)
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (H)
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

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)
4.7	Form of 5.85% Senior Note Due 2014 (G)
4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (I)
10.1	Form of Amended and Restated 1996 Class A Common Stock Compensation Plan containing all amendments adopted through May 20, 2005 (L) *
10.1(a)	Form of Stock Option Agreement, pursuant to the Amended and Restated FBL Financial Group, Inc. 1996 Class A Common Stock Compensation Plan (I) *
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations (K)
10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (L) *
10.6	2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (M) *

FBL Financial Group, Inc.	March 31, 2006

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)
10.10	Management Performance Plan (2005) sponsored by FBL Financial Group, Inc. (K) *
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)
10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (I)
10.18
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost (D) *

10.19
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.20
Form of Restricted Stock Agreement, dated as of January 1, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (I) *

10.21
Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (K) *

10.22
Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (M) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of William J. Oddy, Stephen M. Morain, James W. Noyce, and JoAnn Rumelhart (M) *
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	exhibit relates to a compensatory plan for management or directors

FBL Financial Group, Inc.	March 31, 2006

Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917
(F)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(G)	Form S-4 filed on May 5, 2004, File No. 333-115197
(H)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(I)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(J)	Form 10-K for the period ended December 31, 2004, File No. 001-11917
(K)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917
(L)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917
(M)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

FBL Financial Group, Inc.	March 31, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:     May 4, 2006

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy

William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce

James W. Noyce
Chief Financial Officer (Principal Financial and
Accounting Officer)