Form 10-Q
period 2006-06-30
FBL FINANCIAL GROUP INC
filed 2006-08-03
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at August 1, 2006

Class A Common Stock, without par value	28,406,090
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Cautionary Statement Regarding Forward Looking Information
This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:
•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Changing interest rates and market volatility, and general economic conditions, affect the risks and the returns on both our products and our investment portfolio.

•	Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our sales, profitability and reported book value per share.

•	As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk based capital computations.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially affected.

•	Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve and deferred policy acquisition expense and deferred sales inducement amounts could have a material impact on our net income.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	We face competition from companies having greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

•	Our Farm Bureau Life business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	We assumed a significant block of business through coinsurance agreements and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to business ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We may experience volatility in net income due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
See Part 1A, Risk Factors, of our annual report on Form 10-K for additional information.

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities — available for sale, at market (amortized cost: 2006 - $7,521,622; 2005 - $6,841,432)	$7,317,955	$6,950,251
Fixed maturities — trading, at market (cost: 2006 - $15,002; 2005 - $15,004)	14,796	14,848
Equity securities — available for sale, at market (cost: 2006 - $35,587; 2005 - $54,565)	42,943	82,497
Mortgage loans on real estate	918,043	840,482
Derivative instruments	61,946	44,124
Investment real estate, less allowances for depreciation of $2,253 in 2006 and $2,235 in 2005	9,420	9,501
Policy loans	179,916	176,872
Other long-term investments	1,300	1,300
Short-term investments	50,790	179,333

Total investments	8,597,109	8,299,208

Cash and cash equivalents	20,666	5,120
Securities and indebtedness of related parties	24,203	23,379
Accrued investment income	88,935	81,491
Amounts receivable from affiliates	5,719	12,535
Reinsurance recoverable	114,908	116,032
Deferred policy acquisition costs	777,011	695,067
Deferred sales inducements	188,288	146,978
Value of insurance in force acquired	49,106	46,566
Property and equipment, less allowances for depreciation of $68,710 in 2006 and $64,568 in 2005	47,148	46,798
Current income taxes	4,660	—
Deferred income taxes	305	—
Goodwill	11,170	11,170
Other assets	31,005	29,694
Assets held in separate accounts	685,750	639,895

Total assets	$10,645,983	$10,153,933

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$7,038,976	$6,373,099
Traditional life insurance and accident and health products	1,230,289	1,206,598
Unearned revenue reserve	29,519	29,390
Other policy claims and benefits	27,271	25,835

	8,326,055	7,634,922

Other policyholders’ funds:
Supplementary contracts without life contingencies	386,516	383,455
Advance premiums and other deposits	159,405	165,672
Accrued dividends	11,026	11,736

	556,947	560,863

Amounts payable to affiliates	746	13,112
Long-term debt	218,421	218,446
Current income taxes	—	2,318
Deferred income taxes	—	88,148
Other liabilities	145,569	151,834
Liabilities related to separate accounts	685,750	639,895

Total liabilities	9,933,488	9,309,538

Minority interest in subsidiaries	208	164

Stockholders’ equity:
Preferred stock, without par value, at liquidation value — authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value — authorized 88,500,000 shares, issued and outstanding 28,395,232 shares in 2006 and 27,940,341 shares in 2005	82,170	72,260
Class B common stock, without par value — authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,524
Accumulated other comprehensive income (loss)	(98,149)	82,301
Retained earnings	717,742	679,146

Total stockholders’ equity	712,287	844,231

Total liabilities and stockholders’ equity	$10,645,983	$10,153,933

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Interest sensitive and index product charges	$26,495	$24,293	$51,809	$48,061
Traditional life insurance premiums	35,773	36,915	70,161	70,248
Accident and health premiums	189	186	259	206
Net investment income	128,972	117,931	251,352	232,037
Derivative income (loss)	(22,431)	120	(5,599)	(12,280)
Realized/unrealized gains on investments	222	2,876	11,826	3,288
Other income	5,976	5,423	11,455	10,392

Total revenues	175,196	187,744	391,263	351,952
Benefits and expenses:
Interest sensitive and index product benefits	54,678	75,352	141,380	130,910
Traditional life insurance and accident and health benefits	22,590	23,166	45,251	43,937
Increase in traditional life and accident and health future policy benefits	10,558	10,408	19,311	18,658
Distributions to participating policyholders	5,794	5,678	11,491	11,842
Underwriting, acquisition and insurance expenses	47,156	37,038	88,962	75,506
Interest expense	2,878	3,375	5,839	6,670
Other expenses	5,373	4,784	10,870	9,550

Total benefits and expenses	149,027	159,801	323,104	297,073

	26,169	27,943	68,159	54,879
Income taxes	(8,684)	(9,829)	(23,065)	(19,203)

Minority interest in earnings of subsidiaries	(71)	(9)	(126)	(107)
Equity income (loss), net of related income taxes	288	190	468	(69)

Net income	17,702	18,295	45,436	35,500
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income applicable to common stock	$17,665	$18,258	$45,361	$35,425

Earnings per common share	$0.60	$0.63	$1.55	$1.23

Earnings per common share — assuming dilution	$0.59	$0.62	$1.52	$1.21

Cash dividends per common share	$0.115	$0.105	$0.230	$0.210

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
				Other
	Series B	Class A	Class B	Comprehensive		Total
	Preferred	Common	Common	Income	Retained	Stockholders’
	Stock	Stock	Stock	(Loss)	Earnings	Equity
Balance at January 1, 2005	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611
Comprehensive income:
Net income for six months ended June 30, 2005	—	—	—	—	35,500	35,500
Change in net unrealized investment gains/losses	—	—	—	36,037	—	36,037

Total comprehensive income						71,537
Stock based compensation, including the issuance of 188,113 common shares under compensation plans	—	4,339	—	—	—	4,339
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(6,055)	(6,055)

Balance at June 30, 2005	$3,000	$66,573	$7,524	$177,277	$647,983	$902,357

Balance at January 1, 2006	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231
Comprehensive loss:
Net income for six months ended June 30, 2006	—	—	—	—	45,436	45,436
Change in net unrealized investment gains/losses	—	—	—	(180,450)	—	(180,450)

Total comprehensive loss						(135,014)
Stock based compensation, including the issuance of 454,891 common shares under compensation plans	—	9,910	—	—	—	9,910
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(6,765)	(6,765)

Balance at June 30, 2006	$3,000	$82,170	$7,524	$(98,149)	$717,742	$712,287

Comprehensive income (loss) totaled ($71.2) million in the second quarter of 2006 and $81.1 million in the second quarter of 2005.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Operating activities
Net income	$45,436	$35,500
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited to account balances, excluding deferred sales inducements	127,892	106,899
Change in fair value of embedded derivatives	(17,507)	3,012
Charges for mortality and administration	(47,909)	(44,672)
Deferral of unearned revenues	493	512
Amortization of unearned revenue reserve	(842)	(983)
Provision for depreciation and amortization of property and equipment	7,021	6,223
Provision for accretion and amortization of investments	(1,577)	(3,623)
Realized/unrealized gains on investments	(11,826)	(3,288)
Change in fair value of derivatives	1,430	1,731
Increase in traditional life and accident and health benefit accruals	23,691	20,657
Policy acquisition costs deferred	(85,295)	(68,263)
Amortization of deferred policy acquisition costs	39,170	27,703
Amortization of deferred sales inducements	12,843	2,952
Amortization of value of insurance in force	1,093	1,639
Net acquisition of fixed maturities — trading	—	(15,006)
Change in accrued investment income	(7,444)	(7,106)
Change in amounts receivable from/payable to affiliates	(5,550)	(5,007)
Change in reinsurance recoverable	1,124	1,872
Change in current income taxes	(6,978)	8,258
Provision for deferred income taxes	8,713	(499)
Other	(34,111)	(6,871)

Net cash provided by operating activities	49,867	61,640

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities — available for sale	216,286	556,067
Equity securities — available for sale	32,725	1,217
Mortgage loans on real estate	25,816	22,148
Derivative instruments	15,263	2,814
Policy loans	18,510	18,751
Short-term investments — net	128,543	—

	437,143	600,997

Acquisition of investments:
Fixed maturities — available for sale	(880,425)	(881,156)
Equity securities — available for sale	(256)	(429)
Mortgage loans on real estate	(103,315)	(74,799)
Derivative instruments	(31,565)	(11,364)
Investment real estate	—	(40)
Policy loans	(21,554)	(18,852)
Short-term investments — net	—	(30,495)

	(1,037,115)	(1,017,135)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Investing activities — continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$565	$1,772
Purchases of property and equipment	(9,517)	(9,391)
Disposal of property and equipment	2,146	1,296

Net cash used in investing activities	(606,778)	(422,461)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	945,099	668,308
Return of policyholder account balances on interest sensitive and index products	(375,629)	(297,018)
Distributions related to minority interests — net	(82)	(154)
Excess tax deductions on stock-based compensation	1,288	—
Issuance of common stock	8,621	3,889
Dividends paid	(6,840)	(6,130)

Net cash provided by financing activities	572,457	368,895

Increase in cash and cash equivalents	15,546	8,074
Cash and cash equivalents at beginning of period	5,120	27,957

Cash and cash equivalents at end of period	$20,666	$36,031

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,881	$5,761
Income taxes	18,372	10,960
Non-cash operating activity:
Deferral of sales inducements	41,847	35,219
See accompanying notes.

FBL Financial Group, Inc.	June 30, 2006
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006
1.	Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2005 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Change and Stock Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Using the modified-prospective-transition method, we have recognized compensation expense in 2006 for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service had not been provided as of the adoption date. The stock option expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. In addition, the impact of forfeitures is estimated and compensation expense is recognized only for those options expected to vest. Also, under Statement No. 123(R) we have reported stock option-related tax deductions in excess of recognized compensation expense as a financing cash flow.
As a result of adopting Statement No. 123(R), net income for the full year 2006 is expected to be $0.2 million lower (less than $0.01 per basic and diluted common share) for 2006, than if we had continued to account for share-based compensation under Statement No. 123. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) relating to the change in accounting for forfeitures which is recorded as a reduction to compensation expense in our 2006 consolidated income statement. For the six months ended June 30, 2006, the impact of adopting Statement No. 123(R), including the cumulative effect adjustment, was to decrease net income by $0.1 million. Also, for the six months ended June 30, 2006, $1.3 million of excess tax deductions are classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated.
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

FBL Financial Group, Inc.	June 30, 2006
The following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards.

	Three months	Six months ended
	ended June 30,	June 30,
	2005
	(Dollars in thousands, except per share data)
Net income, as reported:	$18,295	$35,500
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	440	872
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(532)	(1,060)

Net income, pro forma	$18,203	$35,312

Earnings per common share, as reported	$0.63	$1.23

Earnings per common share, pro forma	$0.63	$1.22

Earnings per common share – assuming dilution, as reported	$0.62	$1.21

Earnings per common share – assuming dilution, pro forma	$0.62	$1.20

We have two share-based payment arrangements under our Class A Common Stock Compensation Plan (the Plan), which are described below. Compensation expense for these arrangements for the six months ended June 30 totaled $1.5 million for 2006 and $1.0 million for 2005. The income tax benefit recognized in the income statement for these arrangements for the six months ended June 30 totaled $0.3 million for 2006 and $0.2 million for 2005.
Stock Option Awards
We grant incentive stock options for Class A common stock to directors, officers and employees. For officers and employees, the options have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us. Options to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to ten years. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for expected volatilities within the valuation model. For the 2006 period, the weighted-average expected term for the majority of our options is presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the “shortcut method.” We assume the contractual term approximates the expected life for the remaining options. For the 2005 period, we used historical data to estimate option exercises and employee terminations to determine the expected term assumption. We use the shortcut method due to limited historical share option exercise experience. The change in this assumption did not have a material impact on the expected term of the stock options. Assumptions used in our valuation model for the 2006 and 2005 periods are as follows:

	Six months ended June 30,
	2006	2005
Weighted average risk-free interest rate	4.33%	4.01%
Dividend yield	1.40%	1.50%
Weighted average volatility factor of the expected market price	0.24	0.32
Weighted average expected term	5.6 years	6.4 years

FBL Financial Group, Inc.	June 30, 2006
A summary of stock option activity as of June 30, 2006, and changes during the six month period then ended is as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
	Number of	Average Exercise	Term (in	Aggregate
	Shares	Price per Share	Years)	Intrinsic Value
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2006	2,068,576	$21.00
Granted	450,130	32.57
Exercised	(328,876)	17.20
Forfeited or expired	(17,801)	27.09

Shares under option at June 30, 2006	2,172,029	$23.92	7.20	$18,488

Vested at June 30, 2006 or expected to vest in the future	2,143,229	$23.86	7.18	$18,372

Exercisable options at June 30, 2006	1,087,211	$20.84	6.11	$12,582

The weighted average grant-date fair value of options granted per common share for the six months ended June 30 was $8.62 for 2006 and $8.86 for 2005. The intrinsic value of options exercised during the six months ended June 30 totaled $5.3 million for 2006 and $1.7 million for 2005.
Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $4.0 million as of June 30, 2006. This expense is expected to be recognized over a weighted-average period of 3.2 years.
We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $5.5 million for the six months ended June 30, 2006 and $2.2 million for the six months ended June 30, 2005. The actual tax benefit realized from stock options exercised totaled $1.6 million for the six months ended June 30, 2006 and $0.5 million for the six months ended June 30, 2005.
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
A summary of restricted stock activity as of June 30, 2006, and changes during the period then ended is as follows:

		Weighted-
		Average Grant-
		Date Fair Value
	Number of Shares	per Share
Restricted stock at January 1, 2006	86,256	$26.02
Granted	132,786	33.82
Forfeited	(1,811)	33.86

Restricted stock at June 30, 2006	217,231	30.72

FBL Financial Group, Inc.	June 30, 2006
There has been no restricted stock vested and released to employees as of June 30, 2006. Unrecognized compensation expense related to unvested share-based compensation granted under the restricted stock arrangement totaled $1.4 million as of June 30, 2006. This expense is expected to be recognized over a weighted-average period of 2.0 years.
Pending Accounting Changes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning in 2007. We have not yet determined the impact of adopting Interpretation No. 48 on our consolidated financial statements.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier application encouraged. We have not yet determined the impact of adopting this SOP, which we plan to implement in 2007.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses include a pre-tax charge of $4.9 million ($0.11 per basic and diluted common share) in the second quarter of 2006 relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ends litigation regarding the process we followed in denying insurance coverage for medical reasons. The settlement was entered into after adverse judicial rulings were made against us in June 2006. Prior to the issuance of the adverse judicial rulings, a material loss, net of insurance recoveries, was not deemed to be reasonably possible.
Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have filed a claim against an insurance broker for breach of contractual duties. We believe these claims are valid and have filed lawsuits against the insurer and the insurance broker to recover damages. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, our second quarter financial statements include the $4.9 million settlement expense, but any recoveries will be recorded in net income in the period the recovery is received.
Reclassifications
Certain amounts in the 2005 consolidated statement of cash flows have been reclassified to conform to the 2006 financial statement presentation.

FBL Financial Group, Inc.	June 30, 2006
2.	Defined Benefit Plans
We participate with several affiliates in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements for the second quarter totaled $1.6 million for 2006 and 2005 and for the six months ended June 30 totaled $3.2 million for 2006 and $3.1 million for 2005. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$2,396	$2,161	$4,792	$4,323
Interest cost	3,428	3,409	6,856	6,818
Expected return on assets	(2,746)	(2,712)	(5,492)	(5,424)
Amortization of prior service cost	201	395	402	791
Amortization of actuarial loss	1,398	1,047	2,796	2,093

Net periodic pension cost – all employers	$4,677	$4,300	$9,354	$8,601

3.	Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At June 30, 2006, management is not aware of any claims for which a material loss is reasonably possible. See Note 1, “Significant Accounting Policies – Underwriting, Acquisition and Insurance Expenses” for disclosure of a gain contingency relating to a lawsuit settlement.
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

FBL Financial Group, Inc.	June 30, 2006
4.	Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Numerator:
Net income	$17,702	$18,295	$45,436	$35,500
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Numerator for earnings per common share-income available to common stockholders	$17,665	$18,258	$45,361	$35,425

Denominator:
Weighted average shares	29,336,234	28,820,591	29,261,679	28,776,672
Deferred common stock units relating to deferred compensation plans	45,697	28,903	43,537	27,924

Denominator for earnings per common share – weighted-average shares	29,381,931	28,849,494	29,305,216	28,804,596
Effect of dilutive securities – stock based compensation	473,666	477,412	505,343	495,810

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,855,597	29,326,906	29,810,559	29,300,406

Earnings per common share	$0.60	$0.63	$1.55	$1.23

Earnings per common share – assuming dilution	$0.59	$0.62	$1.52	$1.21

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated undistributed net income to the unvested Class A restricted stock as those instruments possess certain characteristics, such as vesting, that differ from instruments defined as participating securities under current accounting guidance. Also, for the three and six months ended June 30, 2005, we did not allocate any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders was limited to the amount of the quarterly regular dividend.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact, net of tax, of (1) realized and unrealized gains and losses on investments, (2) changes in net unrealized gains and losses on derivatives and (3) for 2006, a lawsuit settlement.

FBL Financial Group, Inc.	June 30, 2006
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter, and the lawsuit settlement in the second quarter of 2006 is a nonrecurring item. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring item enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.
Financial information concerning our operating segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$35,960	$37,396	$72,053	$73,287
Traditional Annuity – Independent Distribution	57,487	39,454	102,750	72,487
Traditional and Universal Life Insurance	83,236	83,851	163,398	163,321
Variable	14,932	14,142	29,194	27,937
Corporate and Other	8,062	7,571	14,938	15,232

	199,677	182,414	382,333	352,264
Realized/unrealized gains on investments (A)	222	2,876	11,827	3,287
Change in net unrealized gains/losses on derivatives (A)	(24,703)	2,454	(2,897)	(3,599)

Consolidated revenues	$175,196	$187,744	$391,263	$351,952

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$7,857	$9,536	$16,630	$18,310
Traditional Annuity – Independent Distribution	7,011	5,848	12,943	10,989
Traditional and Universal Life Insurance	15,673	14,838	26,623	27,651
Variable	454	(818)	3,270	(283)
Corporate and Other	(440)	(1,102)	(2,311)	(2,479)

	30,555	28,302	57,155	54,188
Income taxes on operating income	(10,244)	(9,957)	(19,258)	(18,998)
Realized/unrealized gains on investments, net (A)	88	1,274	7,781	1,801
Change in net unrealized gains/losses on derivatives (A)	475	(1,324)	2,930	(1,491)
Lawsuit settlement (A)	(3,172)	—	(3,172)	—

Consolidated net income	$17,702	$18,295	$45,436	$35,500

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Goodwill at June 30, 2006 and December 31, 2005 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	June 30, 2006
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
Results of Operations for the Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands, except per share data)
Revenues	$175,196	$187,744	$391,263	$351,952
Benefits and expenses	149,027	159,801	323,104	297,073

	26,169	27,943	68,159	54,879
Income taxes	(8,684)	(9,829)	(23,065)	(19,203)
Minority interest and equity income (loss)	217	181	342	(176)

Net income	17,702	18,295	45,436	35,500
Less dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income applicable to common stock	$17,665	$18,258	$45,361	$35,425

Earnings per common share	$0.60	$0.63	$1.55	$1.23

Earnings per common share – assuming dilution	$0.59	$0.62	$1.52	$1.21

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$37,432	$51,503	$79,312	$99,826
Traditional Annuity – Independent Distribution	441,713	233,126	718,916	418,465
Traditional and Universal Life Insurance	45,273	45,950	89,573	89,385
Variable Annuity and Variable Universal Life (1)	43,181	45,609	85,017	85,259
Reinsurance assumed and other	4,652	5,537	9,141	11,424

Total	$572,251	$381,725	$981,959	$704,359

Direct life insurance in force, end of quarter (in millions)			$37,131	$34,893
Life insurance lapse rates			6.7%	7.2%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution			5.8%	3.5%
Independent Distribution			5.0%	5.2%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

FBL Financial Group, Inc.	June 30, 2006
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – Independent Distribution premiums collected increased significantly in the six months ended June 30, 2006 compared to the 2005 period due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 14,479 at June 30, 2006, from 7,487 at June 30, 2005.
Net income applicable to common stock decreased 3.2% in the second quarter of 2006 to $17.7 million and increased 28.0% in the six months ended June 30, 2006 to $45.4 million. As discussed in detail below, net income applicable to common stock for the 2006 periods was positively impacted by growth in the volume of business in force, change in unrealized gains/losses on derivatives and an increase in equity income. The six month period of 2006 also benefited from an increase in realized gains on investments. The impact of these positive items was offset by an increase in expenses resulting from a lawsuit settlement in the second quarter of 2006 totaling $4.9 million ($0.11 per basic and diluted common share, after taxes). We also experienced an increase in death benefits during 2006.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Six months ended June 30,
	2006	2005
Weighted average yield on cash and invested assets	6.04%	6.29%
Weighted average interest crediting rate/index cost	3.52	3.74

Spread	2.52%	2.55%

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
Premiums and product charges are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$26,495	$24,293	$51,809	$48,061
Traditional life insurance premiums	35,773	36,915	70,161	70,248
Accident and health premiums	189	186	259	206

Total	$62,457	$61,394	$122,229	$118,515

Premiums and product charges increased 1.7% in the second quarter of 2006 to $62.5 million and 3.1% in the six months ended June 30, 2006 to $122.2 million. The increases in interest sensitive and index product charges are driven principally by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products.
Surrender charges totaled $8.8 million in the six-month period ended June 30, 2006 compared to $6.7 million in the 2005 period. Surrender charges increased due primarily to an increase in surrenders relating to growth in the volume and aging of business in force. The average account value for annuity and universal life insurance in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $6,343.5 million for the six-month period in 2006 and $5,270.7 million for the six-month period in 2005. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to the annuity business assumed under the coinsurance agreement with American Equity Investment Life Insurance Company (the coinsurance agreement) and business written directly through the EquiTrust Life independent agents as the surrender

FBL Financial Group, Inc.	June 30, 2006
charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period less onerous on the contract holder. We started assuming business under the coinsurance agreement in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this business totaled $7.3 million for the six months ended June 30, 2006 and $5.3 million for the 2005 period.
Cost of insurance charges totaled $31.7 million in the six months ended June 30, 2006 and $30.7 million in the 2005 period. Cost of insurance charges increased due primarily to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 44.9 years at June 30, 2006 and 44.5 years at June 30, 2005.
Mortality and expense fees totaled $3.9 million in the six-month period ended June 30, 2006 and $3.3 million in the 2005 period. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. The average separate account balance increased to $669.4 million for the six-month period in 2006, from $561.9 million for the six-month period in 2005 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $68.3 million for the six months ended June 30, 2006 and $59.3 million for the 2005 period. Net investment income and net realized and unrealized gains on separate account assets totaled $16.2 million in the six-month period of 2006 compared to $4.3 million in the 2005 period.
Traditional premiums decreased due to an increase in reinsurance ceded, partially offset by the impact of an increase in the volume of business in force. The increase in the business in force is attributable primarily to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average traditional life insurance in force, net of reinsurance ceded, totaled $17,884 million for the six-month period in 2006 and $16,851 million for the six-month period in 2005. The change in life insurance in force is not proportional to the change in premium income due to the change in reinsurance premium ceded and to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 9.4% in the second quarter of 2006 to $129.0 million and 8.3% in the six months ended June 30, 2006 to $251.4 million due primarily to an increase in average invested assets, partially offset by a decrease in the annualized yield earned on those assets. Average invested assets in the six-month period of 2006 increased 13.0% to $8,375.7 million (based on securities at amortized cost) from $7,413.3 million in the 2005 period, due principally to net premium inflows from the Life Companies. The annualized yield earned on average invested assets decreased to 6.09% in the six months ended June 30 2006 from 6.36% in the respective 2005 period. Market conditions in the first six months of 2006 and the full year of 2005 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. The average yields on fixed maturities purchased were 5.94% for the six-month period of 2006 and 5.44% for the year ended December 31, 2005. The average yields on fixed maturity securities maturing or being paid down were 6.49% for the six-month period of 2006 and 6.10% for the year ended December 31, 2005. In addition, for the six months ended June 30, net investment income includes ($1.1) million in 2006 and ($0.3) million in 2005, representing the reversal of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition — Investments” section that follows for a description of how changes in prepayment speeds impact net investment income. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $2.7 million in the six months ended June 30, 2006 compared to $3.3 million in the respective 2005 period. In addition, during the first six months we recorded $0.1 million in 2006 and $0.9 million in 2005 of net investment income representing past due income that had not been accrued, relating to the redemption of fixed maturity securities that had been impaired in a prior period.

FBL Financial Group, Inc.	June 30, 2006
Derivative income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$19,193	$7,726	$29,155	$10,601
Change in the difference between fair value and remaining option cost at beginning and end of period	(24,313)	2,469	(2,424)	(3,442)
Cost of money for call options	(17,095)	(10,175)	(32,035)	(19,412)

	(22,215)	20	(5,304)	(12,253)
Other	(216)	100	(295)	(27)

Total	$(22,431)	$120	$(5,599)	$(12,280)

The increase in gains received at expiration in the 2006 periods is primarily attributable to the impact of growth in the volume of index annuities in force and changes in the amount of appreciation in the market indices on which our options are based. The average account value of index annuities in force, which has increased due to new sales, totaled $2,954.6 million for the six months ended June 30, 2006 compared to $2,092.9 million for the respective 2005 period. The changes in the difference between the fair value of the call options and the remaining option costs for 2006 are caused primarily by the change in the S&P 500 Index (upon which the majority of our options are based). For the second quarter of 2006, the S&P 500 Index decreased on a point-to-point basis by 1.9%, compared to a point-to-point increase of 0.9% for the 2005 period. For the six months ended June 30, 2006, the S&P 500 Index increased on a point-to-point basis by 1.8%, compared to a point-to-point decrease of 1.7% for the 2005 period. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 Index averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$238	$4,646	$14,227	$6,921
Realized losses on sales	(8)	(34)	(11)	(1,897)
Realized losses due to impairments	—	(1,732)	(2,340)	(1,732)
Unrealized losses on trading securities	(8)	(4)	(50)	(4)

Total	$222	$2,876	$11,826	$3,288

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2006 and December 31, 2005. Gains on sales in the six-month period of 2006 period include $13.5 million related to the sale of 2,500,000 shares of our investment in American Equity Investment Life Holding Company (AEL) common stock.

FBL Financial Group, Inc.	June 30, 2006
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for the six months ended June 30, 2006 and 2005, including the circumstances requiring the write downs, are summarized in the following table:

	Impairment
General Description	Loss	Circumstance
	(Dollars in
	thousands)
Six months ended June 30, 2006:
Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faces labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)

Six months ended June 30, 2005:
Major United States automaker	$1,295	During the second quarter, adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

FBL Financial Group, Inc.	June 30, 2006
Interest sensitive and index product benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$47,977	$47,583	$96,018	$95,046
Index credits	20,625	8,914	30,494	12,058
Change in value of embedded derivative	(29,449)	9,712	(17,507)	3,012
Amortization of deferred sales inducements	6,312	491	12,775	2,847
Interest sensitive death benefits	9,213	8,652	19,600	17,947

Total	$54,678	$75,352	$141,380	$130,910

Interest sensitive and index product benefits decreased 27.4% in the second quarter of 2006 to $54.7 million and increased 8.0% in the six months ended June 30, 2006 to $141.4 million. The 2006 periods were impacted by less market appreciation on the indices backing the index annuities offset by the impact of increases in the volume of annuity business in force. In addition, the six-month period of 2006 was offset by a 9.2% increase in interest sensitive death benefits to $19.6 million. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.
The average account value of annuity contracts in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $5,452.8 million for the six-month period in 2006 and $4,386.3 million for the 2005 period. These account values include values relating to index contracts in the six-month period totaling $2,954.6 million for 2006 and $2,092.9 million for 2005.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.52% for the six-month period of 2006 and 3.74% for the respective 2005 period.
The change in the amount of index credits are impacted by growth in the volume of index annuities in force and the level of appreciation/depreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income (loss).” The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs.
The increase in amortization of deferred sales inducements is due to additional capitalization of costs incurred with new sales and profitability in the underlying business. Deferred sales inducements on interest sensitive and index products totaled $188.3 million at June 30, 2006 and $102.9 million at June 30, 2005. Amortization of deferred sales inducements also increased $4.3 million in the second quarter and $6.9 million for the six-month period due to the impact of realized/unrealized gains and losses on investments and the change in unrealized gains and losses on derivatives.

FBL Financial Group, Inc.	June 30, 2006
Traditional life insurance and accident and health policy benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$22,590	$23,166	$45,251	$43,937
Increase in traditional life and accident and health future policy benefits	10,558	10,408	19,311	18,658
Distributions to participating policyholders	5,794	5,678	11,491	11,842

Total	$38,942	$39,252	$76,053	$74,437

Traditional life insurance and accident and health policy benefits decreased 0.8% in the second quarter of 2006 to $38.9 million and increased 2.2% in the six months ended June 30, 2006 to $76.1 million. The decrease in the second quarter of 2006 is attributable to a decrease in surrender benefits while the increase in the six-month period of 2006 is primarily attributable to an increase in traditional life insurance death benefits. The 2006 periods were also impacted by an increase in the volume of traditional life business in force. For the second quarter of 2006, surrender benefits decreased 9.4% to $7.9 million. For the six months ended June 30, 2006, traditional life insurance death benefits increased 7.1% to $27.3 million. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,474	$3,466	$6,992	$7,129
Amortization of deferred policy acquisition costs	20,401	13,572	39,170	27,703
Amortization of value of insurance in force acquired	691	886	1,094	1,639
Other underwriting, acquisition and insurance expenses, net of deferrals	22,590	19,114	41,706	39,035

Total	$47,156	$37,038	$88,962	$75,506

Underwriting, acquisition and insurance expenses increased 27.3% in the second quarter of 2006 to $47.2 million and 17.8% in the six months ended June 30, 2006 to $89.0 million. Amortization of deferred policy acquisition costs increased in the three and six month periods of 2006 due primarily to an increase in the volume and profitability of business in force resulting from new sales and the impact of realized/unrealized gains and losses on investments and the change in unrealized gains/losses on derivative instruments, primarily on our Independent Annuity business. The amortization of deferred policy acquisition costs on our independent annuity business increased $6.7 million for the second quarter and $12.0 million for the six month period. This includes increases of $4.3 million for the quarter and $8.2 million for the six month period relating to the impact of realized/unrealized gains and losses on investments and the change in unrealized gains and losses on derivatives. Amortization of value of insurance in force acquired decreased $0.5 million in the six months ended June 30, 2006 due primarily to the impact of increased death benefits on the underlying business. The increases in other underwriting, acquisition and insurance expenses are driven primarily by a $4.9 million lawsuit settlement in the second quarter of 2006. See Note 1 of our notes to the consolidated financial statements for further details regarding this settlement and a related unrecorded gain contingency. The increase in expenses resulting from the lawsuit is partially offset by the impact of expense saving initiatives, primarily relating to the closure of a life processing unit during the third quarter of 2005.
Interest expense totaled $2.9 million in the second quarter of 2006 compared to $3.4 million in the 2005 period and $5.8 million in the six months ended June 30, 2006 compared to $6.7 million in the 2005 period. These decreases

FBL Financial Group, Inc.	June 30, 2006
are due primarily to a $0.6 million decrease in the second quarter of 2006 and a $1.1 million decrease in the six-month period of 2006 as a result of the redemption of our Series C preferred stock in December 2005. These decreases were partially offset by an increase in the effective interest rate on our $46.0 million line of credit to an average of 4.99% in the six-month period of 2006 period from 4.05% in the respective 2005 period.
Income taxes decreased 11.6% in the second quarter of 2006 to $8.7 million and increased 20.1% in the six-month period of 2006 to $23.1 million. The effective tax rate for the second quarter of 2006 was 33.2% compared to 35.2% in the 2005 period and for the six months ended June 30, 2006 was 33.8% compared to 35.0% in the 2005 period. The decreases in the effective tax rates are primarily due to a decrease in nondeductible dividends as a result of the redemption of our Series C preferred stock in the fourth quarter of 2005 and a decrease in state taxes.
Equity income (loss), net of related income taxes, totaled $0.3 million for the second quarter of 2006 compared to $0.2 million in the 2005 period and $0.5 million in the six months ended June 30, 2006 compared to ($0.1) million in the 2005 period. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact, net of tax, of (1) realized and unrealized gains and losses on investments, (2) changes in net unrealized gains and losses on derivatives and (3) for 2006, a lawsuit settlement. The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income, to measure our performance is summarized in Note 5, “Segment Information”, to the consolidated financial statements.

FBL Financial Group, Inc.	June 30, 2006
Reconciliations of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follow:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$17,702	$18,295	$45,436	$35,500

Realized/unrealized losses (gains) on investments	(222)	(2,876)	(11,826)	(3,288)
Change in net unrealized gains/losses on derivatives	(4,745)	7,259	(14,610)	7,463
Change in amortization of:
Deferred policy acquisition costs	1,824	(2,289)	5,125	(2,615)
Deferred sales inducements	2,272	(2,020)	4,907	(2,026)
Value of insurance in force acquired	5	2	(73)	(13)
Unearned revenue reserve	—	—	(1)	1
Lawsuit settlement	4,880	—	4,880	—
Income tax offset	(1,405)	(26)	4,059	168

	2,609	50	(7,539)	(310)

Income taxes on operating income	10,244	9,957	19,258	18,998

Pre-tax operating income	$30,555	$28,302	$57,155	$54,188

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$7,857	$9,536	$16,630	$18,310
Traditional Annuity – Independent Distribution	7,011	5,848	12,943	10,989
Traditional and Universal Life Insurance	15,673	14,838	26,623	27,651
Variable	454	(818)	3,270	(283)
Corporate and Other	(440)	(1,102)	(2,311)	(2,479)

	$30,555	$28,302	$57,155	$54,188

FBL Financial Group, Inc.	June 30, 2006
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$318	$248	$601	$432
Net investment income	35,704	37,148	71,548	72,855
Derivative loss	(62)	—	(96)	—

	35,960	37,396	72,053	73,287
Benefits and expenses	28,103	27,860	55,423	54,977

Pre-tax operating income	$7,857	$9,536	$16,630	$18,310

Other data
Annuity premiums collected, direct	$37,432	$51,503	$79,312	$99,826
Policy liabilities and accruals, end of period			2,218,706	2,194,582

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.22%	6.51%
Weighted average interest crediting rate			3.99%	4.20%

Spread			2.23%	2.31%

Individual traditional annuity withdrawal rate			5.8%	3.5%
Pre-tax operating income for the Exclusive Annuity segment decreased 17.6% in the second quarter of 2006 to $7.9 million and 9.2% in the six months ended June 30, 2006 to $16.6 million due primarily to a decrease in prepayment fee income, partially offset by an increase in the volume of business in force. Net investment income for the quarter and six-month periods include $0.2 million in 2006 and $1.9 million in 2005 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. The average account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,476.8 million for the six-month period in 2006 compared to $1,408.6 million for the 2005 period.
Premiums collected decreased 20.5% in the six-month period ended June 30, 2006 to $79.3 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2006 is due to a rise in short-term market interest rates during 2006 and 2005, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. We also believe this competitive environment resulted in increased surrenders, therefore increasing the withdrawal rate for the six months ended June 30, 2006. To enhance our competitive position in the current interest rate environment, we have introduced a new deferred annuity contract effective July 1, 2006 that has an interest crediting rate based on current market investment rates.
The decrease in the weighted average yield on cash and invested assets and spread are primarily attributable to the decrease in fee income. In addition, the weighted average yield decreased due to market investment rates being lower than our portfolio yield as discussed in the “Net investment income” section above. We utilize interest rate swaps to hedge a portion of our annuity portfolio. The decrease in the weighted average crediting rate for 2006 is attributable to the change in the gain on our interest rate swaps. Income from these swaps, which is netted against interest credited, totaled $1.6 million in the six months ended June 30, 2006 period compared to less than $0.1 million in the comparable 2005 period.

FBL Financial Group, Inc.	June 30, 2006
Traditional Annuity – Independent Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$3,795	$2,628	$7,357	$5,296
Net investment income	51,358	39,160	97,999	75,872
Derivative income (loss)	2,334	(2,334)	(2,606)	(8,681)

	57,487	39,454	102,750	72,487
Benefits and expenses	50,476	33,606	89,807	61,498

Pre-tax operating income	$7,011	$5,848	$12,943	$10,989

Other data
Annuity premiums collected, independent channel	$441,713	$233,126	$718,916	$418,465
Annuity premiums collected, assumed	1,539	2,093	2,819	4,451
Policy liabilities and accruals, end of period			4,240,640	3,105,356

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.78%	6.00%
Weighted average interest crediting rate/index cost			3.16%	3.31%

Spread			2.62%	2.69%

Individual traditional annuity withdrawal rate			5.0%	5.2%
Pre-tax operating income for the Independent Annuity segment increased 19.9% in the second quarter of 2006 to $7.0 million and 17.8% in the six months ended June 30, 2006 to $12.9 million. These increases are due principally to growth in the volume of business in force, partially offset by a decrease in spreads earned on individual deferred annuities. Revenues, benefits, expenses and volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The average account value for annuity contracts in force in the Independent Annuity segment for the six-month period totaled $3,884.6 million for 2006 and $2,883.1 million for 2005.
Premiums collected increased significantly in the six months ended June 30, 2006 compared to the 2005 period due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 14,479 at June 30, 2006, from 7,487 at June 30, 2005.
The increase in interest sensitive and index product charges in the 2006 periods is due an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income in the 2006 periods are attributable to growth in invested assets due principally to net premium inflows, partially offset by the impact of a decline in our investment yield. The changes in the derivative income (loss) in the 2006 periods are due to increases in call option settlements offset by increases in the cost of money for call options. Call option settlements increased $11.5 million for the second quarter and $18.6 million for the six month period due to appreciation in the underlying indices and growth in the volume of business in force. The cost of money for call options increased $6.9 million for the second quarter and $12.5 million for the six month period due primarily to an increase in the volume of business in force.
Benefits and expenses for the 2006 periods increased due to growth in the volume of business in force. In addition, index credits increased $11.7 million in the second quarter of 2006 and $18.4 million in the six months ended June 30, 2006 due to appreciation in the underlying indices. Operating expenses for the six-month period include $2.6 million in 2006 and $1.8 million in 2005 relating to the expansion of our EquiTrust Life distribution.

FBL Financial Group, Inc.	June 30, 2006
The weighted average yield on cash and invested assets decreased primarily from market investment rates being lower than our portfolio yield as discussed in the “Net investment income” section above. The weighted average crediting rate decreased for the 2006 period due to decreases in crediting rates and increases in the average cost of options supporting the index products.
Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,346	$11,235	$22,448	$22,200
Traditional life insurance premiums and other income	35,773	36,915	70,161	70,248
Net investment income	36,117	35,701	70,789	70,873

	83,236	83,851	163,398	163,321
Benefits and expenses	67,563	69,013	136,775	135,670

Pre-tax operating income	$15,673	$14,838	$26,623	$27,651

Other data
Life premiums collected, net of reinsurance	$48,354	$49,354	$95,793	$96,247
Policy liabilities and accruals, end of period			2,114,369	2,079,702
Direct life insurance in force, end of period (in millions)			29,547	27,508

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.72%	6.79%
Weighted average interest crediting rate			4.47%	4.55%

Spread			2.25%	2.24%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 5.6% in the second quarter of 2006 to $15.7 million and decreased 3.7% in the six-month period of 2006 to $26.6 million. The increase in the second quarter of 2006 is primarily due to a decrease in underwriting expenses. The decrease in the six-month period is due to an in increase death benefits, partially offset by a decrease in underwriting expenses. Both periods in 2006 were impacted by an increase in business in force. Premiums collected decreased in the 2006 periods primarily due to an increase in reinsurance premiums ceded and a decrease in reinsurance premiums assumed. Net investment income includes fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities, totaling $0.9 million in the six months ended June 30, 2006 compared to $0.7 million in the 2005 period.
Death benefits increased 2.2% to $19.1 million in the second quarter of 2006 and 10.4% in the six months ended June 30, 2006 to $41.0 million. Other underwriting expenses decreased 10.8% to $7.4 million in the second quarter of 2006 and 11.0% in the six-month period of 2006 to $15.6 million due to expense saving initiatives, primarily relating to the closure of a life processing unit during the third quarter of 2005. During the second quarter, amortization of deferred policy acquisition costs decreased $0.6 million in 2006 compared to an increase of $0.2 million in the 2005 period in connection with updating assumptions used to calculate deferred policy acquisition costs.
The decrease in the weighted average yield on cash and invested assets is primarily due to the impact of the decline in market interest rates. The decrease in our weighted average interest crediting rate is due primarily to a decrease in crediting rates on assumed business.

FBL Financial Group, Inc.	June 30, 2006
Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$11,036	$10,182	$21,402	$20,134
Net investment income	3,613	3,732	7,244	7,339
Other income	283	228	548	464

	14,932	14,142	29,194	27,937
Benefits and expenses	14,478	14,960	25,924	28,220

Pre-tax operating income (loss)	$454	$(818)	$3,270	$(283)

Other data
Variable premiums collected, net of reinsurance	$43,181	$45,609	$85,017	$85,259
Policy liabilities and accruals, end of period			236,813	244,057
Separate account assets, end of period			685,750	579,302
Direct life insurance in force, end of period (in millions)			7,584	7,385
Pre-tax operating income (loss) for the Variable segment totaled $0.5 million in the second quarter of 2006 and ($0.8) million in the 2005 period. For the six months ended June 30, pre-tax operating income (loss) totaled $3.3 million in 2006 and ($0.3) million in 2005. These increases are due primarily to the impact of an increase in the volume of business in force and a decrease in benefits and expenses. Mortality and expense fee income for the six-month period of 2006 increased 17.9% to $3.9 million due to growth in separate account assets. Benefits and expenses decreased 8.1% to $25.9 million in the six months ended June 30, 2006, primarily due to decreases in death benefits and amortization of deferred policy acquisition costs. Death benefits in excess of related account values on variable universal life policies decreased to $2.9 million in second quarter of 2006 from $3.2 million in the 2005 period and decreased to $5.1 million in the six-month period of 2006 from $5.8 million in the 2005 period. During the second quarter, amortization of deferred policy acquisition costs increased $0.6 million in 2006 compared to an increase of $1.0 million in the 2005 period in connection with updating assumptions used to calculate deferred policy acquisition costs. Premiums collected decreased 5.3% in the second quarter of 2006 to $43.2 million primarily due to the termination of a variable partner alliance in the third quarter of 2005. Policy liabilities and accruals decreased 3.0% to $236.8 million at June 30, 2006 primarily due to an increase in transfers to separate accounts.
Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Accident and health insurance premiums	$189	$186	$259	$206
Net investment income	2,180	2,190	3,772	5,098
Other income	5,693	5,195	10,907	9,928

	8,062	7,571	14,938	15,232
Interest expense	2,878	3,375	5,839	6,670
Benefits and other expenses	5,996	5,581	12,004	10,828

	(812)	(1,385)	(2,905)	(2,266)
Minority interest	(71)	(9)	(126)	(107)
Equity income (loss), before tax	443	292	720	(106)

Pre-tax operating loss	$(440)	$(1,102)	$(2,311)	$(2,479)

FBL Financial Group, Inc.	June 30, 2006
Pre-tax operating loss decreased 60.1% in the second quarter of 2006 to $0.4 million and 6.8% in the six months ended June 30, 2006 to $2.3 million, primarily due to an increase in equity income and a decrease in interest expense, partially offset by a decrease in net investment income. Net investment income declined primarily due to a decrease in investments resulting from the redemption of the Series C preferred stock in December 2005 and an increase in investments allocated to the product segments. Net investment income in the six months ended June 30, includes $0.1 million in 2006 and $0.9 million in 2005 representing past due interest that had not been accrued, relating to the redemption of fixed maturity securities that had been impaired in a prior period. Net investment income also includes $0.5 million in the six months ended June 30, 2006 and less than $0.1 million in the 2005 period in fee income from mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities. Interest expense decreased in the 2006 periods due to the redemption of our Series C preferred stock, partially offset by an increase in the variable rate on our line of credit as discussed in the “Interest expense” section above.
Accounting Changes
During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting Statement No. 123(R), net income for the full year 2006 is expected to be $0.2 million lower (less than $0.01 per basic and diluted common share) for 2006, than if we had continued to account for share-based compensation under Statement No. 123. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) relating to a change in accounting for forfeitures which is recorded as a reduction to compensation expense in our 2006 consolidated income statement. For the six months ended June 30, 2006, the impact of adopting Statement No. 123(R), including the cumulative effect adjustment, was to decrease net income by $0.1 million. Also, for the six months ended June 30, 2006, $1.3 million of excess tax deductions are classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated. See Note 1 to the consolidated financial statements for additional details regarding our stock-based compensation expense and implementation of Statement No. 123(R).
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning in 2007. We have not yet determined the impact of adopting Interpretation No. 48 on our consolidated financial statements.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier application encouraged. We have not yet determined the impact of adopting this SOP, which we plan to implement in 2007.

FBL Financial Group, Inc.	June 30, 2006
Financial Condition
Investments
Our total investment portfolio increased 3.6% to $8,597.1 million at June 30, 2006 compared to $8,299.2 million at December 31, 2005. This increase is primarily the result of net cash received from interest sensitive and index products partially offset by the impact of a decrease in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $312.5 million during the six months of 2006 to a net unrealized loss of $203.7 million at June 30, 2006 due principally to the impact of an increase in market interest rates. As an example of the change in market interest rates, the yield on a 10-year U.S. Treasury note increased to 5.14% at June 30, 2006 from 4.39% at December 31, 2005.
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
Our investment portfolio is summarized in the table below:

	June 30, 2006		December 31, 2005
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities — available for sale:
Public	$5,988,994	69.7%	$5,650,008	68.0%
144A private placement	1,041,708	12.1	994,751	12.0
Private placement	287,253	3.3	305,492	3.7

Total fixed maturities — available for sale	7,317,955	85.1	6,950,251	83.7
Fixed maturities — trading	14,796	0.2	14,848	0.2
Equity securities	42,943	0.5	82,497	1.0
Mortgage loans on real estate	918,043	10.7	840,482	10.1
Derivative instruments	61,946	0.7	44,124	0.6
Investment real estate:
Acquired for debt	509	—	573	—
Investment	8,911	0.1	8,928	0.1
Policy loans	179,916	2.1	176,872	2.1
Other long-term investments	1,300	—	1,300	—
Short-term investments	50,790	0.6	179,333	2.2

Total investments	$8,597,109	100.0%	$8,299,208	100.0%

As of June 30, 2006, 94.9% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2006, the investment in non-investment grade debt was 5.1% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

FBL Financial Group, Inc.	June 30, 2006
The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		June 30, 2006		December 31, 2005
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$4,788,528	65.4%	$4,592,592	66.1%
2	BBB	2,159,238	29.5	2,013,504	28.9

	Total investment grade	6,947,766	94.9	6,606,096	95.0
3	BB	302,449	4.2	270,938	3.9
4	B	64,681	0.9	67,177	1.0
5	CCC, CC, C	2,796	—	5,795	0.1
6	In or near default	263	—	245	—

	Total below investment grade	370,189	5.1	344,155	5.0

	Total fixed maturities — available for sale	$7,317,955	100.0%	$6,950,251	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006
		Carrying		Carrying
		Value of		Value of
		Securities with		Securities
		Gross	Gross	with Gross	Gross
	Total Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,479,487	$515,164	$24,349	$964,323	$(51,282)
Manufacturing	804,655	269,334	13,865	535,321	(37,691)
Mining	353,506	101,235	4,602	252,271	(14,146)
Retail trade	105,041	39,783	2,898	65,258	(3,023)
Services	116,463	21,738	2,038	94,725	(4,950)
Transportation	146,589	78,634	4,327	67,955	(2,939)
Private utilities and related sectors	416,909	193,770	10,924	223,139	(11,853)
Other	57,971	16,286	276	41,685	(3,653)

Total corporate securities	3,480,621	1,235,944	63,279	2,244,677	(129,537)
Mortgage and asset-backed securities	2,153,955	323,778	5,206	1,830,177	(76,647)
United States Government and agencies	593,673	36,154	1,915	557,519	(22,158)
State, municipal and other governments	757,370	137,522	4,043	619,848	(37,165)
Public utilities	332,336	87,545	4,107	244,791	(16,710)

Total	$7,317,955	$1,820,943	$78,550	$5,497,012	$(282,217)

FBL Financial Group, Inc.	June 30, 2006

	December 31, 2005
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,354,378	$750,206	$51,040	$604,172	$(11,056)
Manufacturing	676,238	340,852	20,139	335,386	(17,388)
Mining	328,913	242,105	15,596	86,808	(1,980)
Retail trade	107,639	83,029	5,151	24,610	(452)
Services	81,015	35,071	2,860	45,944	(2,776)
Transportation	143,002	108,983	6,829	34,019	(1,023)
Private utilities and related sectors	399,439	255,093	19,595	144,346	(2,995)
Other	147,896	102,826	5,497	45,070	(1,305)

Total corporate securities	3,238,520	1,918,165	126,707	1,320,355	(38,975)
Mortgage and asset-backed securities	2,207,885	1,155,368	22,154	1,052,517	(16,905)
United States Government and agencies	601,065	121,880	4,606	479,185	(9,165)
State, municipal and other governments	600,088	453,862	17,559	146,226	(1,721)
Public utilities	302,693	153,248	8,709	149,445	(4,150)

Total	$6,950,251	$3,802,523	$179,735	$3,147,728	$(70,916)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		June 30, 2006
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,763,019	68.5%	$(181,764)	64.4%
2	BBB	1,578,994	28.7	(87,874)	31.1

	Total investment grade	5,342,013	97.2	(269,638)	95.5
3	BB	122,390	2.2	(10,025)	3.6
4	B	32,609	0.6	(2,554)	0.9
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	—	—

	Total below investment grade	154,999	2.8	(12,579)	4.5

	Total	$5,497,012	100.0%	$(282,217)	100.0%

FBL Financial Group, Inc.	June 30, 2006

		December 31, 2005
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$2,055,177	65.3%	$(35,754)	50.4%
2	BBB	976,533	31.0	(27,329)	38.5

	Total investment grade	3,031,710	96.3	(63,083)	88.9
3	BB	78,495	2.5	(4,378)	6.2
4	B	37,523	1.2	(3,455)	4.9
5	CCC, CC, C	—	—	—	—
6	In or near default	—	—	—	—

	Total below investment grade	116,018	3.7	(7,833)	11.1

	Total	$3,147,728	100.0%	$(70,916)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	June 30, 2006
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	169	$965,234	$(11,728)	$953,506
Greater than three months to six months	251	1,717,993	(72,127)	1,645,866
Greater than six months to nine months	82	974,586	(51,404)	923,182
Greater than nine months to twelve months	218	1,599,378	(108,503)	1,490,875
Greater than twelve months	78	522,038	(38,455)	483,583

Total		$5,779,229	$(282,217)	$5,497,012

	December 31, 2005
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	84	$997,392	$(9,317)	$988,075
Greater than three months to six months	227	1,666,525	(36,480)	1,630,045
Greater than six months to nine months	19	69,616	(4,422)	65,194
Greater than nine months to twelve months	21	104,452	(5,634)	98,818
Greater than twelve months	49	380,659	(15,063)	365,596

Total		$3,218,644	$(70,916)	$3,147,728

FBL Financial Group, Inc.	June 30, 2006
The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	June 30, 2006		December 31, 2005
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$46,814	$(359)	$34,128	$(301)
Due after one year through five years	238,440	(7,269)	156,433	(4,643)
Due after five years through ten years	1,311,952	(68,918)	868,649	(22,101)
Due after ten years	2,037,437	(127,520)	1,025,977	(26,944)

	3,634,643	(204,066)	2,085,187	(53,989)
Mortgage and asset-backed securities	1,830,177	(76,647)	1,052,517	(16,905)
Redeemable preferred stock	32,192	(1,504)	10,024	(22)

Total	$5,497,012	$(282,217)	$3,147,728	$(70,916)

Included in the above table are 949 securities from 609 issuers at June 30, 2006 and 515 securities from 328 issuers at December 31, 2005. These increases are primarily due to the impact of increases in market interest rates between December 31, 2005 and June 30, 2006.
The following summarizes the details describing the more significant unrealized losses by investment category as of June 30, 2006.
Corporate securities: The unrealized losses on corporate securities totaled $129.5 million, or 45.9% of our total unrealized losses. The largest losses were in the financial services sector ($964.3 million carrying value and $51.3 million unrealized loss) and in the manufacturing sector ($535.3 million carrying value and $37.7 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($98.2 million carrying value and $9.1 million unrealized loss) and the food and related products sector ($68.2 million carrying value and $5.6 million unrealized loss). The unrealized loss in paper and allied products sector is due to spread widening that is the result of weaker operating results and also a rise in market interest rates. In addition, we believe there are concerns that the sector may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized loss in the food and related products sector, the financial services sector and the remaining corporate sectors was caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.
State municipal and other governments: The unrealized losses on state, municipal and other governments were caused by increases in market interest rates. We purchased most of these investments at a discount to their face

FBL Financial Group, Inc.	June 30, 2006
amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.
Public utilities: Unrealized losses on public utilities totaled $16.7 million at June 30, 2006. These unrealized losses were caused primarily by an increase in market interest rates. We have the ability and intent to hold these investments until recovery of fair value, which may be maturity and we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.0 million at June 30, 2006. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $9.9 million at June 30, 2006. The $9.9 million unrealized loss from one issuer relates to nine different securities that are backed by different pools of residential mortgage loans. All nine securities are rated investment grade and the largest unrealized loss on any one security totaled $2.7 million at June 30, 2006.
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

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$92,357	$92,138	$84,700	$84,750
Due after one year through five years	488,395	489,844	434,017	443,610
Due after five years through ten years	1,688,650	1,633,894	1,365,104	1,371,632
Due after ten years	2,939,672	2,857,587	2,672,659	2,753,440

	5,209,074	5,073,463	4,556,480	4,653,432
Mortgage and asset-backed securities	2,225,396	2,153,955	2,202,636	2,207,885
Redeemable preferred stocks	87,152	90,537	82,316	88,934

Total	$7,521,622	$7,317,955	$6,841,432	$6,950,251

Mortgage and other asset-backed securities comprised 29.4% at June 30, 2006 and 31.8% at December 31, 2005 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of corporate bonds and mortgage loans. The mortgage-backed securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	June 30, 2006
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

	June 30, 2006
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,195,493	$1,221,541	$1,157,424	15.8%
Pass-through	126,196	125,832	121,940	1.6
Planned and targeted amortization class	305,651	309,267	292,537	4.0
Other	103,617	104,676	100,046	1.4

Total residential mortgage-backed securities	1,730,957	1,761,316	1,671,947	22.8
Commercial mortgage-backed securities	304,132	301,541	296,865	4.1
Other asset-backed securities	190,307	190,702	185,143	2.5

Total mortgage and asset-backed securities	$2,225,396	$2,253,559	$2,153,955	29.4%

	December 31, 2005
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,263,295	$1,288,975	$1,267,261	18.3%
Pass-through	126,260	125,813	126,579	1.8
Planned and targeted amortization class	307,094	310,855	306,531	4.4
Other	104,994	106,097	103,545	1.5

Total residential mortgage-backed securities	1,801,643	1,831,740	1,803,916	26.0
Commercial mortgage-backed securities	276,691	273,724	280,543	4.0
Other asset-backed securities	124,302	124,296	123,426	1.8

Total mortgage and asset-backed securities	$2,202,636	$2,229,760	$2,207,885	31.8%

FBL Financial Group, Inc.	June 30, 2006
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
Fixed maturity securities held for trading consist of U.S. Treasury securities totaling $14.8 million at June 30, 2006 and December 31, 2005. These securities had an unrealized loss of $0.2 million at June 30, 2006 and December 31, 2005.
Equity securities totaled $42.9 million at June 30, 2006 and $82.5 million at December 31, 2005. Gross unrealized gains totaled $7.6 million and gross unrealized losses totaled $0.3 million at June 30, 2006. At December 31, 2005, gross unrealized gains totaled $28.1 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $32.2 million at June 30, 2006 and $72.0 million at December 31, 2005. During the six months ended June 30, 2006 we sold 2,500,000 shares of AEL and realized a pre-tax gain of $13.5 million.
Mortgage loans totaled $918.0 million at June 30, 2006 and $840.5 million at December 31, 2005. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio at June 30, 2006 and December 31, 2005. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	June 30, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$324,750	35.4%	$317,046	37.7%
Retail	311,850	34.0	278,750	33.2
Industrial	271,862	29.6	231,926	27.6
Other	9,581	1.0	12,760	1.5

Total	$918,043	100.0%	$840,482	100.0%

	June 30, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
East North Central	$195,871	21.3%	$191,964	22.8%
South Atlantic	188,374	20.5	146,514	17.4
Pacific	171,987	18.7	164,776	19.6
West North Central	140,774	15.3	130,149	15.5
West South Central	77,954	8.5	70,139	8.4
Mountain	73,280	8.0	74,565	8.9
Other	69,803	7.7	62,375	7.4

Total	$918,043	100.0%	$840,482	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 9.9 years at June 30, 2006 and 8.9 years at December 31, 2005. Based on calculations utilizing our fixed income analytical system, including

FBL Financial Group, Inc.	June 30, 2006
our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.2 at June 30, 2006 and 5.8 at December 31, 2005.
Other Assets
Deferred policy acquisition costs increased 11.8% to $777.0 million and deferred sales inducements increased 28.1% to $188.3 million at June 30, 2006 due primarily to capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $35.1 million and deferred sales inducements increased $12.3 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Assets held in separate accounts increased 7.2% to $685.8 million at June 30, 2006 due primarily to positive investment returns and the transfer of net premiums to the separate accounts.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 8.4% to $8,883.0 million at June 30, 2006 primarily due to increases in the volume of business in force. The deferred income tax liability decreased $88.5 million to deferred income tax asset of $0.3 million at June 30, 2006 due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities decreased 4.1% to $145.6 million at June 30, 2006 due to a $43.8 million decrease in negative cash balances, partially offset by a $29.2 million increase in payables for securities purchased. The decrease in negative cash is primarily attributable to a $46.3 million outstanding check at December 31, 2005 relating to our Series C preferred stock redemption.
Stockholders’ Equity
Stockholders’ equity decreased 15.6%, to $712.3 million at June 30, 2006, compared to $844.2 million at December 31, 2005. This decrease is attributable to a decrease in the change in the unrealized appreciation/depreciation on fixed maturity and equity securities and dividends, partially offset by net income and proceeds from stock option exercises.
At June 30, 2006, common stockholders’ equity was $709.3 million, or $23.97 per share, compared to $841.2 million, or $28.88 per share at December 31, 2005. Included in stockholders’ equity per common share is ($3.32) at June 30, 2006 and $2.83 at December 31, 2005 attributable to net unrealized investment gains (losses) resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $180.5 million during the six months ended June 30, 2006, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.
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
We paid cash dividends on our common and preferred stock during the six-month period totaling $6.8 million in 2006 and $6.1 million in 2005. Interest payments on our debt totaled $5.9 million for the six months ended June 30, 2006 and $5.8 million in the 2005 period. It is anticipated quarterly cash dividend requirements for the remainder of 2006 will be $0.115 per common and $0.0075 per Series B redeemable preferred share or approximately $6.9 million. In addition, interest payments on our debt are estimated to be $6.0 million for the remainder of 2006.

FBL Financial Group, Inc.	June 30, 2006
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. The maximum amount legally available for distribution to FBL Financial Group, Inc. during 2006, without further regulatory approval, from Farm Bureau Life is $44.9 million and from EquiTrust Life is $21.6 million. With respect to the amount available from Farm Bureau Life, $39.2 million is not available until December 2006 without prior approval from the Iowa Insurance Commissioner due to the timing and amount of dividend payments made during 2005.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from the Life Companies to make dividend payments to its stockholders and interest payments on its debt for the remainder of 2006. During the second quarter of 2006, Farm Bureau Life obtained regulatory approval and paid a $15.0 million dividend. Accordingly, the amount available without prior approval from Farm Bureau Life for the remainder of 2006 is $29.9 million.
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2006, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $20.1 million at June 30, 2006.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three and six month periods ended June 30, 2006, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $659.5 million in the six months ended June 30, 2006 and $443.9 million in the 2005 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale, trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2006, included $50.8 million of short-

FBL Financial Group, Inc.	June 30, 2006
term investments, $14.8 million of trading securities, $20.7 million of cash and $1,067.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2005, we had contractual obligations totaling $16,877.5 million with payments due as follows: less than one year – $731.9 million, one-to-three years – $1,446.4 million, four-to-five years – $1,456.6 million and after five years – $13,242.6 million. There have been no material changes to our total contractual obligations since December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks of our financial instruments since December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2006, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FBL Financial Group, Inc.	June 30, 2006
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2006.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
April 1, 2006 through April 30, 2006	—	$—	Not applicable	Not applicable
May 1, 2006 through May 31, 2006	1,688	29.51	Not applicable	Not applicable
June 1, 2006 through June 30, 2006	—	—	Not applicable	Not applicable

Total	1,688	$29.51

(1)	Our Amended and Restated 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	June 30, 2006
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company’s annual shareholders meeting was held on May 17, 2006.
(b) and (c) (i) Election of the following Class A directors to the Company’s Board of Directors:

	For	Withheld
Jerry L. Chicoine	37,169,075	126,040
John W. Creer	37,156,350	138,765
Tim H. Gill	36,876,810	418,305
Robert H. Hanson	37,167,975	127,140
Paul E. Larson	36,889,383	405,732
Edward W. Mehrer	36,887,486	407,629
William J. Oddy	36,914,185	380,930
John E. Walker	36,884,682	410,433
(ii)	Election of the following Class B directors to the Company’s Board of Directors:

	For	Withheld
Steve L. Baccus	1,192,990	—
Jerry C. Downin	1,192,990	—
G. Steven Kouplen	1,192,990	—
Craig A. Lang	1,192,990	—
Frank S. Priestley	1,192,990	—
(iii)	Approval of 2006 Class A Common Stock Compensation Plan. Shareholders cast 31,883,468 votes for and 5,752,547 votes against the approval of this Plan. There were 441,301 abstentions and 410,789 broker non-votes.

(iv)	Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2006. Shareholders cast 38,444,594 votes for and 29,303 votes against the appointment of Ernst & Young LLP. There were 14,118 abstentions.
ITEM 6. EXHIBITS
(a)	Exhibits:

3(i	)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (H)

3(i	)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (H)

3(i	)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (H)

3(i	)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (H)

3(i	)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (H)

3(i	)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (H)

3(ii)		Second Restated Bylaws, adopted May 14, 2004 (H)

4.1		Form of Class A Common Stock Certificate of the Registrant (A)

4.2		Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (H)

FBL Financial Group, Inc.	June 30, 2006

4.3		Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

4.4	(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated July 9, 2003 (E)

4.4	(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 17, 2003 (E)

4.5		Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6		Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (G)

4.7		Form of 5.85% Senior Note Due 2014 (G)

4.8		Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (I)

4.9		Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (I)

10.1		Form of 2006 Class A Common Stock Compensation Plan containing all amendments adopted through May 17, 2006 *

10.1	(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan *

10.2		Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3		Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4		Form of Royalty Agreement with Farm Bureau organizations (K)

10.5		Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (L) *

10.6		2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (M) *

10.7		Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8		Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (F)

10.10		Management Performance Plan (2005) sponsored by FBL Financial Group, Inc. (K) *

10.14		Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15		Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16		Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (F)

10.17		First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (I)

FBL Financial Group, Inc.	June 30, 2006

10.18	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost (D) *

10.19	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.20	Form of Restricted Stock Agreement, dated as of January 1, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (I) *

10.21	Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (K) *

10.22	Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (M) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of William J. Oddy, Stephen M. Morain, James W. Noyce, and JoAnn Rumelhart (M) *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* exhibit relates to a compensatory plan for management or directors
Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332

(B)	Form 8-K filed on June 6, 1997, File No. 001-11917

(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E)	Form 10-Q for the period ended September 30, 2003, File No. 001-11917

(F)	Form 10-K for the period ended December 31, 2003, File No. 001-11917

(G)	Form S-4 filed on May 5, 2004, File No. 333-115197

(H)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

(I)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

(J)	Form 10-K for the period ended December 31, 2004, File No. 001-11917

(K)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917

(L)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

(M)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

FBL Financial Group, Inc.	June 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2006

FBL FINANCIAL GROUP, INC.

By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

By	/s/ James W. Noyce

James W. Noyce
Chief Financial Officer (Principal Financial and
Accounting Officer)