Form 10-Q
period 2006-09-30
FBL FINANCIAL GROUP INC
filed 2006-11-06
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at November 1, 2006
Class A Common Stock, without par value	28,433,189
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2006 - $8,124,510; 2005 - $6,841,432)	$8,148,838	$6,950,251
Fixed maturities – trading, at market (cost: 2006 - $15,001; 2005 - $15,004)	14,878	14,848
Equity securities – available for sale, at market (cost: 2006 - $35,587; 2005 - $54,565)	47,884	82,497
Mortgage loans on real estate	918,240	840,482
Derivative instruments	88,860	44,124
Investment real estate, less allowances for depreciation of $2,353 in 2006 and $2,235 in 2005	8,811	9,501
Policy loans	179,914	176,872
Other long-term investments	1,300	1,300
Short-term investments	26,059	179,333

Total investments	9,434,784	8,299,208

Cash and cash equivalents	7,313	5,120
Securities and indebtedness of related parties	25,148	23,379
Accrued investment income	103,954	81,491
Amounts receivable from affiliates	3,395	12,535
Reinsurance recoverable	137,148	116,032
Deferred policy acquisition costs	800,871	695,067
Deferred sales inducements	205,734	146,978
Value of insurance in force acquired	45,816	46,566
Property and equipment, less allowances for depreciation of $71,364 in 2006 and $64,568 in 2005	47,304	46,798
Goodwill	11,170	11,170
Other assets	37,998	29,694
Assets held in separate accounts	715,376	639,895

Total assets	$11,576,011	$10,153,933

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$7,690,617	$6,373,099
Traditional life insurance and accident and health products	1,236,258	1,206,598
Unearned revenue reserve	28,884	29,390
Other policy claims and benefits	30,993	25,835

	8,986,752	7,634,922
Other policyholders’ funds:
Supplementary contracts without life contingencies	388,590	383,455
Advance premiums and other deposits	161,114	165,672
Accrued dividends	11,395	11,736

	561,099	560,863

Amounts payable to affiliates	3,066	13,112
Long-term debt	218,410	218,446
Current income taxes	1,934	2,318
Deferred income taxes	72,186	88,148
Other liabilities	155,802	151,834
Liabilities related to separate accounts	715,376	639,895

Total liabilities	10,714,625	9,309,538

Minority interest in subsidiaries	136	164

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,422,478 shares in 2006 and 27,940,341 shares in 2005	83,942	72,260
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,524	7,524
Accumulated other comprehensive income	31,766	82,301
Retained earnings	735,018	679,146

Total stockholders’ equity	861,250	844,231

Total liabilities and stockholders’ equity	$11,576,011	$10,153,933

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Interest sensitive and index product charges	$26,935	$23,834	$78,744	$71,895
Traditional life insurance premiums	33,355	31,649	103,516	101,897
Accident and health premiums	30	31	289	237
Net investment income	137,378	120,336	388,730	352,373
Derivative income (loss)	29,042	5,900	23,443	(6,380)
Realized/unrealized gains (losses) on investments	(256)	37	11,570	3,325
Other income	5,955	5,436	17,410	15,828

Total revenues	232,439	187,223	623,702	539,175
Benefits and expenses:
Interest sensitive and index product benefits	125,348	79,639	266,728	210,549
Traditional life insurance and accident and health benefits	24,323	20,714	69,574	64,651
Increase in traditional life and accident and health future policy benefits	5,911	8,244	25,222	26,902
Distributions to participating policyholders	5,493	5,393	16,984	17,235
Underwriting, acquisition and insurance expenses	32,765	40,040	121,727	115,546
Interest expense	2,954	3,427	8,793	10,097
Other expenses	5,149	5,466	16,019	15,016

Total benefits and expenses	201,943	162,923	525,047	459,996

	30,496	24,300	98,655	79,179
Income taxes	(9,807)	(7,901)	(32,872)	(27,104)

Minority interest in loss (earnings) of subsidiaries	1	(24)	(125)	(131)
Equity income, net of related income taxes	16	644	484	575

Net income	20,706	17,019	66,142	52,519
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$20,669	$16,982	$66,030	$52,407

Earnings per common share	$0.70	$0.59	$2.25	$1.82

Earnings per common share – assuming dilution	$0.69	$0.58	$2.21	$1.79

Cash dividends per common share	$0.115	$0.105	$0.345	$0.315

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income	Earnings	Equity
Balance at January 1, 2005	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611
Comprehensive income:
Net income for nine months ended September 30, 2005	–	–	–	–	52,519	52,519
Change in net unrealized investment gains/losses	–	–	–	(37,700)	–	(37,700)

Total comprehensive income						14,819
Stock based compensation, including the issuance of 377,616 common shares under compensation plans	–	8,806	–	–	–	8,806
Dividends on preferred stock	–	–	–	–	(112)	(112)
Dividends on common stock	–	–	–	–	(9,104)	(9,104)

Balance at September 30, 2005	$3,000	$71,040	$7,524	$103,540	$661,916	$847,020

Balance at January 1, 2006	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231
Comprehensive income:
Net income for nine months ended September 30, 2006	–	–	–	–	66,142	66,142
Change in net unrealized investment gains/losses	–	–	–	(50,535)	–	(50,535)

Total comprehensive income						15,607
Stock based compensation, including the issuance of 482,137 common shares under compensation plans	–	11,682	–	–	–	11,682
Dividends on preferred stock	–	–	–	–	(112)	(112)
Dividends on common stock	–	–	–	–	(10,158)	(10,158)

Balance at September 30, 2006	$3,000	$83,942	$7,524	$31,766	$735,018	$861,250

Comprehensive income (loss) totaled $150.6 million in the third quarter of 2006 and ($56.7) million in the third quarter of 2005.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
Operating activities
Net income	$66,142	$52,519
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	197,723	176,868
Change in fair value of embedded derivatives	25,946	(2,025)
Charges for mortality and administration	(72,634)	(67,033)
Deferral of unearned revenues	798	780
Amortization of unearned revenue reserve	(1,462)	(963)
Provision for depreciation and amortization of property and equipment	10,639	9,713
Provision for accretion and amortization of investments	(4,355)	(4,830)
Realized/unrealized gains on investments	(11,570)	(3,325)
Change in fair value of derivatives	(19,091)	(1,498)
Increase in traditional life and accident and health benefit accruals	29,660	29,239
Policy acquisition costs deferred	(140,021)	(104,981)
Amortization of deferred policy acquisition costs	49,523	42,542
Amortization of deferred sales inducements	13,357	7,073
Amortization of value of insurance in force	2,090	2,630
Net acquisition of fixed maturities – trading	–	(15,006)
Change in accrued investment income	(22,463)	(17,477)
Change in amounts receivable from/payable to affiliates	(906)	(2,156)
Change in reinsurance recoverable	(21,116)	6,802
Change in current income taxes	(384)	(4,540)
Provision for deferred income taxes	11,249	1,433
Other	(52,406)	(3,265)

Net cash provided by operating activities	60,719	102,500

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	308,212	707,082
Equity securities – available for sale	32,725	1,261
Mortgage loans on real estate	59,706	33,571
Derivative instruments	49,682	8,864
Investment real estate	522	–
Policy loans	27,901	27,713
Short-term investments – net	153,274	–

	632,022	778,491

Acquisition of investments:
Fixed maturities – available for sale	(1,573,429)	(1,280,320)
Equity securities – available for sale	(256)	(429)
Mortgage loans on real estate	(137,397)	(96,922)
Derivative instruments	(52,497)	(22,986)
Investment real estate	–	(40)
Policy loans	(30,943)	(27,553)
Short-term investments – net	–	(15,896)

	(1,794,522)	(1,444,146)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$640	$1,867
Investments in and advances to equity investees	(1,200)	–
Purchases of property and equipment	(14,585)	(14,595)
Disposal of property and equipment	3,440	1,612

Net cash used in investing activities	(1,174,205)	(676,771)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,666,761	1,023,244
Return of policyholder account balances on interest sensitive and index products	(552,341)	(464,226)
Distributions related to minority interests – net	(153)	(162)
Excess tax deductions on stock-based compensation	1,340	–
Issuance of common stock	10,342	7,385
Dividends paid	(10,270)	(9,216)

Net cash provided by financing activities	1,115,679	557,025

Increase (decrease) in cash and cash equivalents	2,193	(17,246)
Cash and cash equivalents at beginning of period	5,120	27,957

Cash and cash equivalents at end of period	$7,313	$10,711

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,684	$7,655
Income taxes	19,428	29,101
Non-cash operating activity:
Deferral of sales inducements	65,763	54,371
Non-cash financing activity:
Reclassification of short-term debt to long-term debt upon refinancing	–	46,000
See accompanying notes.

FBL Financial Group, Inc.	September 30, 2006
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2005 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
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
As a result of adopting Statement No. 123(R), net income for the full year 2006 is expected to be $0.2 million lower (less than $0.01 per basic and diluted common share) than if we had continued to account for share-based compensation under Statement No. 123. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) relating to the change in accounting for forfeitures which is recorded as a reduction to compensation expense in our 2006 consolidated income statement. For the nine months ended September 30, 2006, the impact of adopting Statement No. 123(R), including the cumulative effect adjustment, was to decrease net income by $0.2 million. Also, for the nine months ended September 30, 2006, $1.3 million of excess tax deductions are classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated.
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

FBL Financial Group, Inc.	September 30, 2006
The following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards.

	Three months ended	Nine months ended
	September 30,	September 30,
	2005
	(Dollars in thousands, except per share data)
Net income, as reported:	$17,019	$52,519
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	471	1,343
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(564)	(1,624)

Net income, pro forma	$16,926	$52,238

Earnings per common share, as reported	$0.59	$1.82

Earnings per common share, pro forma	$0.58	$1.81

Earnings per common share – assuming dilution, as reported	$0.58	$1.79

Earnings per common share – assuming dilution, pro forma	$0.57	$1.78

We have two share-based payment arrangements under our Class A Common Stock Compensation Plan (the Plan), which are described below. Compensation expense for these arrangements for the nine months ended September 30 totaled $2.3 million for 2006 and $1.5 million for 2005. The income tax benefit recognized in the income statement for these arrangements for the nine months ended September 30 totaled $0.8 million for 2006 and $0.4 million for 2005.
Stock Option Awards
We grant stock options for Class A common stock to directors, officers and employees. For officers and employees, the options have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us. Options to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to ten years. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for expected volatilities within the valuation model. For the 2006 period, the weighted-average expected term for the majority of our options is presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the “shortcut method.” We assume the contractual term approximates the expected life for the remaining options. For the 2005 period, we used historical data to estimate option exercises and employee terminations to determine the expected term assumption. We use the shortcut method due to limited historical share option exercise experience. The change in this assumption did not have a material impact on the expected term of the stock options. Assumptions used in our valuation model for the 2006 and 2005 periods are as follows:

	Nine months ended September 30,
	2006	2005
Weighted average risk-free interest rate	4.33%	4.01%
Dividend yield	1.40%	1.50%
Weighted average volatility factor of the expected market price	0.24	0.32
Weighted average expected term	5.6 years	6.4 years

FBL Financial Group, Inc.	September 30, 2006
A summary of stock option activity as of September 30, 2006, and changes during the nine month period then ended is as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
	Number of	Average Exercise	Term (in	Aggregate
	Shares	Price per Share	Years)	Intrinsic Value
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2006	2,068,576	$21.00
Granted	453,468	32.57
Exercised	(360,028)	16.84
Forfeited or expired	(20,462)	27.02

Shares under option at September 30, 2006	2,141,554	$24.09	7.02	$20,087

Vested at September 30, 2006 or expected to vest in the future	2,116,595	$24.04	7.00	$19,969

Exercisable options at September 30, 2006	1,064,977	$21.11	5.98	$13,167

The weighted average grant-date fair value of options granted per common share for the nine months ended September 30 was $8.64 for 2006 and $8.86 for 2005. The intrinsic value of options exercised during the nine months ended September 30 totaled $5.9 million for 2006 and $4.7 million for 2005.
Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $3.6 million as of September 30, 2006. This expense is expected to be recognized over a weighted-average period of 3.0 years.
We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $5.7 million for the nine months ended September 30, 2006 and $4.8 million for the nine months ended September 30, 2005. The actual tax benefit realized from stock options exercised totaled $1.7 million for the nine months ended September 30, 2006 and $1.4 million for the nine months ended September 30, 2005.
Performance Based Restricted Stock
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
A summary of restricted stock activity as of September 30, 2006, and changes during the period then ended is as follows:

		Weighted-
		Average Grant-
		Date Fair Value
	Number of Shares	per Share
Restricted stock at January 1, 2006	86,256	$26.02
Granted	133,493	33.93
Forfeited	(1,811)	33.98

Restricted stock at September 30, 2006	217,938	30.80

FBL Financial Group, Inc.	September 30, 2006
There has been no restricted stock vested and released to employees as of September 30, 2006. Unrecognized compensation expense related to unvested share-based compensation granted under the restricted stock arrangement totaled $1.2 million as of September 30, 2006. This expense is expected to be recognized over a weighted-average period of 1.8 years.
Pending Accounting Changes
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires the recognition of an asset or liability in the consolidated balance sheet based on the funded status of a defined benefit postretirement plan and changes in the funded status of the plan are recorded as a component of comprehensive income in the year in which the changes occur. These requirements are effective for fiscal years ending after December 15, 2006. Statement No. 158 also requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year, beginning with fiscal years ending after December 15, 2008. This Statement will have no impact on our consolidated financial statements as we participate with several affiliates in various multiemployer defined benefit plans, which are exempt from this Statement.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The impact of adoption is not expected to be material to our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning in 2007. We have not yet determined the impact of adopting Interpretation No. 48 on our consolidated financial statements.
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140.” Statement No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. Statement No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring in fiscal years that begin after September 15, 2006. The FASB is currently reviewing how this guidance should be applied to certain mortgage and other asset-backed securities. Due to uncertainties with how this guidance will be interpreted, we have not yet determined the impact of adopting Statement
No. 155.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Due to

FBL Financial Group, Inc.	September 30, 2006
uncertainties with how this guidance will be interpreted, we have not yet determined the impact of adopting this SOP, which we plan to implement in 2007.
Interest Sensitive and Index Product Benefits
During the third quarter of 2006, we reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million. This adjustment, which is the correction of an overstatement that started in 2001, increased third quarter net income $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. The impact to the financial statement line items affected by this overstatement is not material. This adjustment does not impact our segment results as the segment results are based on operating income which, as explained in Note 5, excludes the impact of changes in the valuation of derivatives. This adjustment is also not material to any prior period financial statements.
Underwriting, Acquisition and Insurance Expenses
Underwriting, acquisition and insurance expenses include a pre-tax charge of $4.9 million ($0.11 per basic and diluted common share) for the nine months ended September 30, 2006 relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ends litigation regarding the process we followed in denying insurance coverage for medical reasons. The settlement, recorded in the second quarter, was entered into after adverse judicial rulings were made against us in June 2006. Prior to the issuance of the adverse judicial rulings, a material loss, net of insurance recoveries, was not deemed to be reasonably possible.
Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have filed a claim against an insurance broker for breach of contractual duties. We believe these claims are valid and have filed lawsuits against the insurer and the insurance broker to recover damages. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, our financial statements for the nine months ended September 30, 2006 include the $4.9 million settlement expense, but any recoveries will be recorded in net income in the period the recovery is received.
Reclassifications
Certain amounts in the 2005 consolidated statement of cash flows have been reclassified to conform to the 2006 financial statement presentation.
2. Defined Benefit Plans
We participate with several affiliates in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements for the third quarter totaled $1.6 million for 2006 and $1.5 million for 2005 and for the nine months ended September 30 totaled $4.8 million for 2006 and $4.6 million for 2005. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$2,396	$2,162	$7,188	$6,485
Interest cost	3,428	3,408	10,284	10,226
Expected return on assets	(2,746)	(2,712)	(8,238)	(8,136)
Amortization of prior service cost	201	396	603	1,187
Amortization of actuarial loss	1,398	1,046	4,194	3,139

Net periodic pension cost – all employers	$4,677	$4,300	$14,031	$12,901

FBL Financial Group, Inc.	September 30, 2006
3. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially more than contractual policy benefits or those contained in certain other agreements. At September 30, 2006, management is not aware of any claims for which a material loss is reasonably possible. See Note 1, “Significant Accounting Policies – Underwriting, Acquisition and Insurance Expenses” for disclosure of a gain contingency relating to a lawsuit settlement.
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
We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 60% of catastrophic losses after other reinsurance and a deductible of $0.8 million. Pool losses are capped at $11.7 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $4.2 million per event.
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

FBL Financial Group, Inc.	September 30, 2006
4. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Numerator:
Net income	$20,706	$17,019	$66,142	$52,519
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Numerator for earnings per common share-income available to common stockholders	$20,669	$16,982	$66,030	$52,407

Denominator:
Weighted average shares	29,385,046	28,923,152	29,303,253	28,826,035
Deferred common stock units relating to deferred compensation plans	48,530	31,486	45,220	29,124

Denominator for earnings per common share – weighted-average shares	29,433,576	28,954,638	29,348,473	28,855,159
Effect of dilutive securities – stock based compensation	452,974	514,135	487,887	501,919

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,886,550	29,468,773	29,836,360	29,357,078

Earnings per common share	$0.70	$0.59	$2.25	$1.82

Earnings per common share – assuming dilution	$0.69	$0.58	$2.21	$1.79

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated undistributed net income to the unvested Class A restricted stock as those instruments possess certain characteristics, such as vesting, that differ from instruments defined as participating securities under current accounting guidance. Also, for the three and nine months ended September 30, 2005, we did not allocate any undistributed net income to the Series C preferred stock since the Series C preferred stockholder’s participation in dividends with the common stockholders was limited to the amount of the quarterly regular dividend.
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

FBL Financial Group, Inc.	September 30, 2006
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter, and the lawsuit settlement in the nine month period of 2006 is a nonrecurring item. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring item enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.
Financial information concerning our operating segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$37,510	$37,510	$109,563	$110,797
Traditional Annuity – Independent Distribution	60,300	54,119	163,050	126,606
Traditional and Universal Life Insurance	79,970	77,587	243,368	240,908
Variable	14,725	14,187	43,919	42,124
Corporate and Other	7,459	8,084	22,397	23,316

	199,964	191,487	582,297	543,751
Realized/unrealized gains (losses) on investments (A)	(258)	37	11,569	3,324
Change in net unrealized gains/losses on derivatives (A)	32,733	(4,301)	29,836	(7,900)

Consolidated revenues	$232,439	$187,223	$623,702	$539,175

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$10,331	$6,938	$26,961	$25,248
Traditional Annuity – Independent Distribution	8,453	5,634	21,396	16,623
Traditional and Universal Life Insurance	16,790	13,884	43,413	41,535
Variable	(995)	573	2,275	290
Corporate and Other	(1,109)	(521)	(3,420)	(3,000)

	33,470	26,508	90,625	80,696
Income taxes on operating income	(10,848)	(8,683)	(30,106)	(27,681)
Realized/unrealized gains (losses) on investments (A)	(52)	(6)	7,729	1,795
Change in net unrealized gains/losses on derivatives (A)	(1,864)	(800)	1,066	(2,291)
Lawsuit settlement (A)	–	–	(3,172)	–

Consolidated net income	$20,706	$17,019	$66,142	$52,519

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Goodwill at September 30, 2006 and December 31, 2005 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	September 30, 2006
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
Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Revenues	$232,439	$187,223	$623,702	$539,175
Benefits and expenses	201,943	162,923	525,047	459,996

	30,496	24,300	98,655	79,179
Income taxes	(9,807)	(7,901)	(32,872)	(27,104)
Minority interest and equity income	17	620	359	444

Net income	20,706	17,019	66,142	52,519
Less dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$20,669	$16,982	$66,030	$52,407

Earnings per common share	$0.70	$0.59	$2.25	$1.82

Earnings per common share – assuming dilution	$0.69	$0.58	$2.21	$1.79

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$28,106	$41,004	$107,418	$140,830
Traditional Annuity – Independent Distribution	635,048	243,191	1,353,964	661,656
Traditional and Universal Life Insurance	41,928	39,893	131,501	129,278
Variable Annuity and Variable Universal Life (1)	32,818	40,002	117,835	125,261
Reinsurance assumed and other	3,826	4,213	12,967	15,637

Total	$741,726	$368,303	$1,723,685	$1,072,662

Direct life insurance in force, end of quarter (in millions)			$37,817	$35,367
Life insurance lapse rates			6.6%	7.1%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution			5.4%	3.2%
Independent Distribution			5.0%	5.1%
(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

FBL Financial Group, Inc.	September 30, 2006
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – Independent Distribution premiums collected increased significantly in the nine months ended September 30, 2006 compared to the 2005 period due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 17,402 at September 30, 2006, from 8,720 at September 30, 2005.
Net income applicable to common stock increased 21.7% in the third quarter of 2006 to $20.7 million and 26.0% in the nine months ended September 30, 2006 to $66.0 million. As discussed in detail below, net income applicable to common stock for the 2006 periods was positively impacted by growth in the volume of business in force and an adjustment to a reserve for an embedded derivative. These items were partially offset by an increase in death and surrender benefits. The third quarter also benefited from a decrease in underwriting, acquisition and insurance expenses. The nine-month period of 2006 also benefited from an increase in realized gains on investments, partially offset by an increase in expenses resulting from a lawsuit settlement in the second quarter of 2006 totaling $4.9 million ($0.11 per basic and diluted common share, after taxes).
During the third quarter of 2006, we reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million. This adjustment, which is the correction of an overstatement that started in 2001, increased third quarter net income $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. The impact to the financial statement line items affected by this overstatement is not material. This adjustment does not impact our segment results as the segment results are based on operating income which, as explained in the section entitled “Segment Information”, excludes the impact of changes in the valuation of derivatives. This adjustment is also not material to any prior period financial statements.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Nine months ended September 30,
	2006	2005
Weighted average yield on cash and invested assets	6.01%	6.22%
Weighted average interest crediting rate/index cost	3.51	3.69

Spread	2.50%	2.53%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. See the “Segment Information” section that follows for a discussion of our spreads.
Premiums and product charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$26,935	$23,834	$78,744	$71,895
Traditional life insurance premiums	33,355	31,649	103,516	101,897
Accident and health premiums	30	31	289	237

Total	$60,320	$55,514	$182,549	$174,029

Premiums and product charges increased 8.7% in the third quarter of 2006 to $60.3 million and 4.9% in the nine months ended September 30, 2006 to $182.5 million. The increases in interest sensitive and index product charges

FBL Financial Group, Inc.	September 30, 2006
are driven principally by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products.
Surrender charges totaled $13.9 million in the nine-month period ended September 30, 2006 compared to $10.0 million in the 2005 period. Surrender charges increased due primarily to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $6,647.8 million for the nine-month period in 2006 and $5,403.8 million for the nine-month period in 2005. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to the annuity business assumed under the coinsurance agreement with American Equity Investment Life Insurance Company (the coinsurance agreement) and business written directly through the EquiTrust Life independent agents as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period less onerous on the contract holder. We started assuming business under the coinsurance agreement in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this coinsurance and direct business totaled $11.8 million for the nine months ended September 30, 2006 and $7.9 million for the 2005 period.
Cost of insurance charges totaled $47.7 million in the nine months ended September 30, 2006 and $46.2 million in the 2005 period. Cost of insurance charges increased due primarily to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.0 years at September 30, 2006 and 44.5 years at September 30, 2005.
Mortality and expense fees totaled $5.9 million in the nine-month period ended September 30, 2006 and $5.1 million in the 2005 period. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. The average separate account balance increased to $680.9 million for the nine-month period in 2006, from $575.1 million for the nine-month period in 2005 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $93.6 million for the nine months ended September 30, 2006 and $88.5 million for the 2005 period. Net investment income and net realized and unrealized gains on separate account assets totaled $39.8 million in the nine-month period of 2006 compared to $26.3 million in the 2005 period.
Traditional premiums increased due to an increase in the volume of business in force in the 2006 periods partially offset by an increase in reinsurance ceded. The increase in the business in force is attributable primarily to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $18,196 million for the nine-month period in 2006 and $16,976 million for the nine-month period in 2005. The change in life insurance in force is not proportional to the change in premium income due to the change in reinsurance premium ceded and to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 14.2% in the third quarter of 2006 to $137.4 million and 10.3% in the nine months ended September 30, 2006 to $388.7 million due primarily to an increase in average invested assets, partially offset by a decrease in the annualized yield earned on those assets. Average invested assets in the nine-month period of 2006 increased 14.3% to $8,603.4 million (based on securities at amortized cost) from $7,529.0 million in the 2005 period, due principally to net premium inflows from the Life Companies. The annualized yield earned on average invested assets decreased to 6.07% in the nine months ended September 30 2006 from 6.29% in the respective 2005 period. Market conditions in the first nine months of 2006 and the full year of 2005 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. The average yields on fixed maturities purchased were 5.97% for the nine-month period of 2006 and 5.44% for the year ended December 31, 2005. The average yields on fixed maturity securities maturing or being paid down were 6.52% for the nine-month period of 2006 and 6.10% for the year ended December 31, 2005. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $4.9 million in the nine months ended

FBL Financial Group, Inc.	September 30, 2006
September 30, 2006 compared to $6.2 million in the respective 2005 period. In addition, during the first nine months we recorded $0.1 million in 2006 and $0.9 million in 2005 of net investment income representing past due income that had not been accrued, relating to the redemption of fixed maturity securities that had been impaired in a prior period. For the nine months ended September 30, net investment income includes less than $0.1 million in 2006 and ($0.5) million in 2005, representing the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.
Derivative income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$15,544	$21,693	$44,699	$32,294
Change in the difference between fair value and remaining option cost at beginning and end of period	32,748	(3,971)	30,324	(7,413)
Cost of money for call options	(19,401)	(11,628)	(51,436)	(31,040)

	28,891	6,094	23,587	(6,159)
Other	151	(194)	(144)	(221)

Total	$29,042	$5,900	$23,443	$(6,380)

Gains received at expiration in the 2006 periods were positively impacted by growth in the volume of index annuities in force, but decreased in the third quarter and increased in the nine month period of 2006 as a result of changes in the amount of appreciation in the market indices on which our options are based. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $3,078.2 million for the nine months ended September 30, 2006 compared to $2,195.1 million for the respective 2005 period. The changes in the difference between the fair value of the call options and the remaining option costs for 2006 are caused primarily by the change in the S&P 500 Index (upon which the majority of our options are based). For the third quarter of 2006, the S&P 500 Index increased on a point-to-point basis by 5.2%, compared to a point-to-point increase of 3.1% for the 2005 period. For the nine months ended September 30, 2006, the S&P 500 Index increased on a point-to-point basis by 7.0%, compared to a point-to-point increase of 1.4% for the 2005 period. While the difference between the fair value of the call options and the remaining option costs generally corresponds to the point-to-point change in the S&P 500 Index, the change in fair value is also impacted by options based on daily or monthly S&P 500 Index averages and options which are based on other underlying indices. Furthermore, the timing of option settlements also impacts the change in fair value. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$264	$683	$14,491	$7,604
Realized losses on sales	(603)	(6)	(614)	(1,903)
Realized losses due to impairments	–	(517)	(2,340)	(2,249)
Unrealized gains (losses) on trading securities	83	(123)	33	(127)

Total	$(256)	$37	$11,570	$3,325

FBL Financial Group, Inc.	September 30, 2006
The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2006 and December 31, 2005. Gains on sales in the nine-month period of 2006 period include $13.5 million related to the sale of 2,500,000 shares of our investment in American Equity Investment Life Holding Company (AEL) common stock.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for the nine months ended September 30, 2006 and 2005, including the circumstances requiring the write downs, are summarized in the following table:

	Impairment
General Description	Loss	Circumstance
	(Dollars in
	thousands)
Nine months ended September 30, 2006:
Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faces labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)

Nine months ended September 30, 2005:
Major United States airline	$435	During the third quarter, adverse details regarding the financial status of the company became available and the company filed for bankruptcy protection. We wrote this previously impaired issue down to the current market value on the bankruptcy date. (A)

Major United States automaker	$1,295	During the second quarter, adverse details regarding the financial status of the company became available. (A)

FBL Financial Group, Inc.	September 30, 2006
(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.
Interest sensitive and index product benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$53,051	$48,261	$149,069	$143,307
Index credits	15,848	21,436	46,342	33,494
Change in value of embedded derivative	43,453	(5,037)	25,946	(2,025)
Amortization of deferred sales inducements	525	4,088	13,300	6,935
Interest sensitive death benefits	12,471	10,891	32,071	28,838

Total	$125,348	$79,639	$266,728	$210,549

Interest sensitive and index product benefits increased 57.4% in the third quarter of 2006 to $125.3 million and 26.7% in the nine months ended September 30, 2006 to $266.7 million. The 2006 periods were impacted by an increase in market appreciation on the indices backing the index annuities, the impact of an increase in the volume of annuity business in force and an increase in interest sensitive death benefits. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, the value of the embedded derivatives in our index annuities and amortization of deferred sales inducements.
The average aggregate account value of annuity contracts in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $5,756.5 million for the nine-month period in 2006 and $4,518.6 million for the 2005 period. These account values include values relating to index contracts in the nine-month period totaling $3,078.2 million for 2006 and $2,195.1 million for 2005.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.51% for the nine-month period of 2006 and 3.69% for the respective 2005 period.
The change in the amount of index credits is impacted by growth in the volume of index annuities in force and the amount of appreciation/depreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income (loss).” The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, the change in the value of the embedded derivative was reduced $7.1 million in the third quarter of 2006 as described in the “Net income applicable to common stock” section above.
The change in amortization of deferred sales inducements for the nine month period of 2006 increased due to additional capitalization of costs incurred with new sales and profitability in the underlying business. For the third quarter, the impact of these items was offset by the impact of the change in unrealized gains and losses on derivatives. Deferred sales inducements on interest sensitive and index products totaled $204.3 million at September 30, 2006 and $127.8 million at September 30, 2005. Amortization of deferred sales inducements in 2006

FBL Financial Group, Inc.	September 30, 2006
decreased $5.1 million in the third quarter and increased $1.8 million for the nine-month period due to the impact of realized/unrealized gains and losses on investments and the change in unrealized gains and losses on derivatives.
Traditional life insurance and accident and health policy benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$24,323	$20,714	$69,574	$64,651
Increase in traditional life and accident and health future policy benefits	5,911	8,244	25,222	26,902
Distributions to participating policyholders	5,493	5,393	16,984	17,235

Total	$35,727	$34,351	$111,780	$108,788

Traditional life insurance and accident and health policy benefits increased 4.0% in the third quarter of 2006 to $35.7 million and 2.8% in the nine months ended September 30, 2006 to $111.8 million. The increases in the 2006 periods are attributable to increases in traditional life insurance death and surrender benefits partially offset by lower increases in traditional life future policy benefits. The 2006 periods were also impacted by an increase in the volume of traditional life business in force. For 2006, traditional life insurance death benefits increased 15.3% to $14.2 million in the third quarter and 9.7% to $41.5 million in the nine-month period. Surrender benefits for 2006 increased 22.2% to $9.0 million for the third quarter and 5.0% to $24.6 million for the nine month period. Traditional life future policy benefits increased less in the 2006 periods due to the impact of higher death and surrender benefits. The change in traditional life and accident and health future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,248	$3,296	$10,240	$10,425
Amortization of deferred policy acquisition costs	10,353	14,839	49,523	42,542
Amortization of value of insurance in force acquired	996	991	2,090	2,630
Other underwriting, acquisition and insurance expenses, net of deferrals	18,168	20,914	59,874	59,949

Total	$32,765	$40,040	$121,727	$115,546

Underwriting, acquisition and insurance expenses decreased 18.2% in the third quarter of 2006 to $32.8 million and increased 5.3% in the nine months ended September 30, 2006 to $121.7 million. Amortization of deferred policy acquisition costs increased in the nine month period of 2006 due primarily to an increase in profitability and volume of business in force resulting from new sales. For the third quarter of 2006, these factors were offset by the impact of realized/unrealized gains and losses on investments and the change in unrealized gains/losses on derivative instruments. Amortization decreased $4.9 million for the third quarter and increased $2.8 million for the nine month period relating to the impact of realized/unrealized gains and losses on investments and the change in unrealized gains and losses on derivatives. Changes in the assumptions (unlocking) used to calculate amortization of deferred policy acquisition costs also decreased amortization $1.6 million in the third quarter of 2006 and $2.6 million in the third quarter of 2005. The impact of unlocking in 2006 is primarily due to improvements in the lapse and annuitization assumptions on the exclusive annuity business. The impact of unlocking in 2005 is due primarily to the impact of a change in the estimate of projected investment income on traditional participating life business and a general improvement in lapse and mortality assumptions on various lines of business. In addition, amortization of

FBL Financial Group, Inc.	September 30, 2006
deferred policy acquisition costs in the third quarter of 2005 increased $0.9 million in connection with the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts.
Amortization of value of insurance in force acquired decreased $0.5 million in the nine months ended September 30, 2006 due primarily to the impact of increased death benefits on the underlying business. Other underwriting, acquisition and insurance expenses for the 2006 periods were impacted by expense savings initiatives, primarily relating to the closure of a life processing unit during the third quarter of 2005. Other underwriting expenses in the third quarter of 2005 include $0.8 million in severance benefits relating to the closing of this unit. For the nine-month period these savings were partially offset by a $4.9 million lawsuit settlement in the second quarter of 2006. See Note 1 of our notes to the consolidated financial statements for further details regarding this settlement and a related unrecorded gain contingency.
Interest expense decreased 13.8% to $3.0 million in the third quarter of 2006 and 12.9% to $8.8 million in the nine months ended September 30, 2006. These decreases are due primarily to a $0.6 million decrease in the third quarter of 2006 and a $1.7 million decrease in the nine-month period of 2006 as a result of the redemption of our Series C preferred stock in December 2005. These decreases were partially offset by an increase in the effective interest rate on our $46.0 million line of credit to an average of 5.46% in the nine-month period of 2006 period from 4.29% in the respective 2005 period.
Income taxes increased 24.1% in the third quarter of 2006 to $9.8 million and 21.3% in the nine-month period of 2006 to $32.9 million. The effective tax rate for the third quarter of 2006 was 32.2% compared to 32.5% in the 2005 period and for the nine months ended September 30, 2006 was 33.3% compared to 34.2% in the 2005 period. The decreases in the effective tax rates are primarily due to a decrease in nondeductible dividends as a result of the redemption of our Series C preferred stock in the fourth quarter of 2005 and a decrease in state taxes. In addition, tax accruals totaling $0.5 million were reversed in the third quarter of 2006 and 2005 as we determined they were no longer necessary based on events and analysis performed during those periods.
Equity income, net of related income taxes, totaled less than $0.1 million for the third quarter of 2006 compared to $0.6 million in the 2005 period and $0.5 million in the nine months ended September 30, 2006 compared to $0.6 million in the 2005 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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

FBL Financial Group, Inc.	September 30, 2006
attributable to such gains or losses. Our rationale for using operating income, in addition to net income, to measure our performance is summarized in Note 5, “Segment Information,” to the consolidated financial statements. Reconciliations of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follow:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Net income	$20,706	$17,019	$66,142	$52,519

Realized/unrealized losses (gains) on investments	256	(37)	(11,570)	(3,325)
Change in net unrealized gains/losses on derivatives	10,719	(737)	(3,891)	6,726
Change in amortization of:
Deferred policy acquisition costs	(4,046)	860	1,079	(1,755)
Deferred sales inducements	(3,992)	1,145	915	(881)
Value of insurance in force acquired	9	10	(64)	(3)
Unearned revenue reserve	2	–	1	1
Lawsuit settlement	–	–	4,880	–
Income tax offset	(1,032)	(435)	3,027	(267)

	1,916	806	(5,623)	496

Income taxes on operating income	10,848	8,683	30,106	27,681

Pre-tax operating income	$33,470	$26,508	$90,625	$80,696

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$10,331	$6,938	$26,961	$25,248
Traditional Annuity – Independent Distribution	8,453	5,634	21,396	16,623
Traditional and Universal Life Insurance	16,790	13,884	43,413	41,535
Variable	(995)	573	2,275	290
Corporate and Other	(1,109)	(521)	(3,420)	(3,000)

	$33,470	$26,508	$90,625	$80,696

FBL Financial Group, Inc.	September 30, 2006
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$254	$225	$855	$657
Net investment income	37,328	37,285	108,876	110,140
Derivative loss	(72)	–	(168)	–

	37,510	37,510	109,563	110,797
Benefits and expenses	27,179	30,572	82,602	85,549

Pre-tax operating income	$10,331	$6,938	$26,961	$25,248

Other data
Annuity premiums collected, direct	$28,106	$41,004	$107,418	$140,830
Policy liabilities and accruals, end of period			2,221,000	2,204,827

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.26%	6.50%
Weighted average interest crediting rate/index cost			3.99%	4.19%

Spread			2.27%	2.31%

Individual traditional annuity withdrawal rate			5.4%	3.2%
Pre-tax operating income for the Exclusive Annuity segment increased 48.9% in the third quarter of 2006 to $10.3 million and 6.8% in the nine months ended September 30, 2006 to $27.0 million due primarily to decreases in amortization of deferred policy acquisition costs and other underwriting expenses. For the nine-month period, these increases were partially offset by a decrease in net investment income.
Amortization of deferred policy acquisition costs decreased $1.7 million in the third quarter of 2006 compared to an increase of $2.4 million in the third quarter of 2005 due to changes in the assumptions used to calculate deferred policy acquisition costs. Other underwriting expenses decreased 16.0% to $2.1 million in the third quarter of 2006 and 10.0% in the nine-month period of 2006 to $6.5 million due to expense saving initiatives, primarily relating to the closure of a life processing unit during the third quarter of 2005. Net investment income for the nine-month periods includes $1.5 million in 2006 and $2.8 million in 2005 in fee income from bond calls, tender offers and mortgage loan prepayments and the reversal of net discount accretion on mortgage and asset-backed securities. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,476.7 million for the nine-month period in 2006 compared to $1,419.6 million for the 2005 period.
Premiums collected decreased 23.7% in the nine-month period ended September 30, 2006 to $107.4 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2006 is due to a rise in short-term market interest rates during 2006 and 2005, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. We also believe this competitive environment resulted in increased surrenders, therefore increasing the withdrawal rate for the nine months ended September 30, 2006. To enhance our competitive position in the current interest rate environment, we introduced a new deferred annuity contract effective July 1, 2006 that has an interest crediting rate based on current market investment rates.

FBL Financial Group, Inc.	September 30, 2006
The decrease in the weighted average yield on cash and invested assets and spread are partially attributable to the decrease in fee income. In addition, the weighted average yield decreased due to market investment rates being lower than our portfolio yield as discussed in the “Net investment income” section above. We utilize interest rate swaps to hedge a portion of our annuity portfolio. The decrease in the weighted average crediting rate for 2006 is attributable to the change in the gain on our interest rate swaps. Income from these swaps, which is netted against interest credited, totaled $2.7 million in the nine months ended September 30, 2006 compared to $0.4 million in the comparable 2005 period.
Traditional Annuity – Independent Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$4,440	$2,655	$11,797	$7,951
Net investment income	59,479	41,263	157,478	117,135
Derivative income (loss)	(3,619)	10,201	(6,225)	1,520

	60,300	54,119	163,050	126,606
Benefits and expenses	51,847	48,485	141,654	109,983

Pre-tax operating income	$8,453	$5,634	$21,396	$16,623

Other data
Annuity premiums collected, independent channel:
Fixed rate	$375,415	$36,975	$606,478	$78,175
Index	259,633	206,216	747,486	583,481

Total annuity premiums collected, independent channel	$635,048	$243,191	$1,353,964	$661,656

Annuity premiums collected, assumed	$736	$814	$3,555	$5,265
Policy liabilities and accruals, end of period			4,894,317	3,343,335

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.74%	5.91%
Weighted average interest crediting rate/index cost			3.17%	3.22%

Spread			2.57%	2.69%

Individual traditional annuity withdrawal rate			5.0%	5.1%
Pre-tax operating income for the Independent Annuity segment increased 50.0% in the third quarter of 2006 to $8.5 million and 28.7% in the nine months ended September 30, 2006 to $21.4 million. These increases are due principally to growth in the volume of business in force. Revenues, benefits, expenses and volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The average aggregate account value for annuity contracts in force in the Independent Annuity segment for the nine-month period totaled $4,189.7 million for 2006 and $3,004.3 million for 2005.
Premiums collected increased significantly in the nine months ended September 30, 2006 compared to the 2005 period due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 17,402 at September 30, 2006, from 8,720 at September 30, 2005.
The increases in interest sensitive and index product charges in the 2006 periods are due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of

FBL Financial Group, Inc.	September 30, 2006
business in force. The increases in net investment income in the 2006 periods are attributable to growth in invested assets due principally to net premium inflows, partially offset by the impact of a decline in our investment yield. Net investment income for the nine-month periods include $1.2 million in 2006 and $0.1 million in 2005 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. The decrease in the derivative income (loss) is due to changes in call option settlements and increases in the cost of money for call options. Call option settlements in 2006 decreased $6.1 million for the third quarter and increased $12.5 million for the nine month period due to timing of option settlements and changes in the level of appreciation in the underlying indices for each period. The cost of money for call options for 2006 increased $7.7 million for the third quarter and $20.2 million for the nine month period due primarily to an increase in the volume of business in force.
Benefits and expenses for the 2006 periods increased due to growth in the volume of business in force. Index credits decreased $5.6 million in the third quarter of 2006 and increased $12.8 million in the nine months ended September 30, 2006 due to timing of policy anniversary dates and the amount of appreciation in the underlying indices. Operating expenses for the nine-month period include $4.3 million in 2006 and $3.2 million in 2005 relating to the expansion of our EquiTrust Life distribution.
The weighted average yield, crediting rate/index cost and spread decreased due partially to an increase in the sale of fixed rate annuities. Fixed rate annuities sold are multi-year guarantee products that typically have a lower crediting rate and spread target. The weighted average yield on cash and invested assets also decreased due to market investment rates being lower than our portfolio yield as discussed in the “Net investment income” section above, partially offset by an increase in fee income.
Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,318	$10,652	$33,766	$32,852
Traditional life insurance premiums and other income	33,355	31,649	103,516	101,897
Net investment income	35,297	35,286	106,086	106,159

	79,970	77,587	243,368	240,908
Benefits and expenses	63,180	63,703	199,955	199,373

Pre-tax operating income	$16,790	$13,884	$43,413	$41,535

Other data
Life premiums collected, net of reinsurance	$44,986	$43,264	$140,779	$139,511
Policy liabilities and accruals, end of period			2,122,280	2,087,180
Direct life insurance in force, end of period (in millions)			30,200	27,933

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.65%	6.75%
Weighted average interest crediting rate			4.48%	4.56%

Spread			2.17%	2.19%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 20.9% in the third quarter of 2006 to $16.8 million and 4.5% in the nine-month period of 2006 to $43.4 million. The increase in the 2006 periods is primarily due to an increase in the volume of business in force and a decrease in other underwriting expenses, partially offset by an increase in traditional death benefits. Net investment income includes fee income

FBL Financial Group, Inc.	September 30, 2006
from bond calls, tender offers and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities, totaling $1.8 million in the nine months ended September 30, 2006 compared to $1.5 million in the 2005 period.
Death benefits increased 11.6% to $21.1 million in the third quarter of 2006 and 10.8% in the nine months ended September 30, 2006 to $62.1 million. During the third quarter, amortization of deferred policy acquisition costs decreased $1.1 million in 2006 compared to a decrease of $3.0 million in the 2005 period in connection with updating assumptions used to calculate deferred policy acquisition costs. Other underwriting expenses decreased 19.0% to $7.5 million in the third quarter of 2006 and 13.8% in the nine-month period of 2006 to $23.1 million partially due to expense saving initiatives, primarily relating to the closure of a life processing unit during the third quarter of 2005. The 2005 periods also include approximately $0.8 million of severance benefits from closing that processing unit.
The decrease in the weighted average yield on cash and invested assets is primarily due to the impact of the decline in market interest rates. The decrease in our weighted average interest crediting rate is due primarily to a decrease in crediting rates on assumed business.
Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$10,925	$10,302	$32,327	$30,436
Net investment income	3,507	3,633	10,751	10,972
Other income	293	252	841	716

	14,725	14,187	43,919	42,124
Benefits and expenses	15,720	13,614	41,644	41,834

Pre-tax operating income (loss)	$(995)	$573	$2,275	$290

Other data
Variable premiums collected, net of reinsurance	$32,818	$40,002	$117,835	$125,261
Policy liabilities and accruals, end of period			237,578	246,687
Separate account assets, end of period			715,376	614,514
Direct life insurance in force, end of period (in millions)			7,617	7,434
Pre-tax operating income (loss) for the Variable segment totaled ($1.0) million in the third quarter of 2006 and $0.6 million in the 2005 period. For the nine months ended September 30, pre-tax operating income totaled $2.3 million in 2006 and $0.3 million in 2005. The decrease in the third quarter of 2006 is primarily due to increases in death benefits and amortization of deferred policy acquisition costs. The increase in the nine-month period is due to an increase in product charges and a decrease in other underwriting expenses, partially offset by an increase in amortization of deferred policy acquisition costs.
Product charges increased due to mortality and expense fee income and cost of insurance charges. For the nine-month period of 2006, mortality and expense fee income increased 15.6% to $5.9 million due to growth in separate account assets and cost of insurance charges increased 5.3% to $19.9 million due to aging of business in force. In the third quarter of 2006, death benefits in excess of related account values on variable universal life policies increased to $5.0 million from $4.0 million in the 2005 period. Other underwriting expenses for the nine-month period decreased 7.7% to $15.6 million primarily due to lower printing and advertising expenses.
During the third quarter, amortization of deferred policy acquisition costs increased $1.2 million in 2006 compared to a decrease of $1.6 million in the 2005 period in connection with updating assumptions used to calculate amortization of deferred policy acquisition costs. The 2005 decrease was partially offset by a $0.9 million increase

FBL Financial Group, Inc.	September 30, 2006
in amortization of deferred policy acquisition costs related to a loss on the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts.
Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Accident and health insurance premiums	$30	$31	$289	$237
Net investment income	1,767	2,869	5,539	7,967
Other income	5,662	5,184	16,569	15,112

	7,459	8,084	22,397	23,316
Interest expense	2,954	3,427	8,793	10,097
Benefits and other expenses	5,640	6,145	17,644	16,973

	(1,135)	(1,488)	(4,040)	(3,754)
Minority interest	1	(24)	(125)	(131)
Equity income, before tax	25	991	745	885

Pre-tax operating loss	$(1,109)	$(521)	$(3,420)	$(3,000)

Pre-tax operating loss totaled $1.1 million in the third quarter of 2006 compared to $0.5 million in the 2005 period. For the nine months ended September 30, losses totaled $3.4 million in 2006 and $3.0 million in the 2005 period. The increase in losses in 2006 is primarily due to decreases in net investment income and equity income in addition to an increase in benefits and other expenses for the nine-month period of 2006. These items were partially offset by an increase in other income and a decrease in interest expense. Net investment income declined primarily due to a decrease in investments resulting from the redemption of the Series C preferred stock in December 2005 and an increase in investments allocated to the product segments. Net investment income includes $0.5 million in the nine months ended September 30, 2006 and $1.2 million in the 2005 period in prepayment fee income. Net investment income for the nine-month period of 2005 also includes $0.9 million representing past due interest that had not been accrued, relating to the redemption of fixed maturity securities that had been impaired in a prior period. Interest expense decreased in the 2006 periods due to the redemption of our Series C preferred stock, partially offset by an increase in the variable rate on our line of credit as discussed in the “Interest expense” section above. The changes in other income and expense are primarily due to operating results of our non-insurances subsidiaries.
Accounting Changes
During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting Statement No. 123(R), net income for the full year 2006 is expected to be $0.2 million lower (less than $0.01 per basic and diluted common share) for 2006, than if we had continued to account for share-based compensation under Statement No. 123. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) relating to a change in accounting for forfeitures which is recorded as a reduction to compensation expense in our 2006 consolidated income statement. For the nine months ended September 30, 2006, the impact of adopting Statement No. 123(R), including the cumulative effect adjustment, was to decrease net income by $0.2 million. Also, for the nine months ended September 30, 2006, $1.3 million of excess tax deductions are classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated. See Note 1 to the consolidated financial statements for additional details regarding our stock-based compensation expense and implementation of Statement No. 123(R).
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires the recognition of an asset or liability in the consolidated balance sheet based on the funded status of a defined benefit postretirement plan and changes in the funded status of the plan

FBL Financial Group, Inc.	September 30, 2006
are recorded as a component of comprehensive income in the year in which the changes occur. These requirements are effective for fiscal years ending after December 15, 2006. Statement No. 158 also requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year, beginning with fiscal years ending after December 15, 2008. This Statement will have no impact on our consolidated financial statements as we participate with several affiliates in various multiemployer defined benefit plans, which are exempt from this Statement.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The impact of adoption is not expected to be material to our consolidated financial statements.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning in 2007. We have not yet determined the impact of adopting Interpretation No. 48 on our consolidated financial statements.
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140.” Statement No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. Statement No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring in fiscal years that begin after September 15, 2006. The FASB is currently reviewing how this guidance should be applied to certain mortgage and other asset-backed securities. Due to uncertainties with how this guidance will be interpreted, we have not yet determined the impact of adopting Statement
No. 155.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Due to uncertainties with how this guidance will be interpreted, we have not yet determined the impact of adopting this SOP, which we plan to implement in 2007.

FBL Financial Group, Inc.	September 30, 2006
Financial Condition
Investments
Our total investment portfolio increased 13.7% to $9,434.8 million at September 30, 2006 compared to $8,299.2 million at December 31, 2005. This increase is primarily the result of net cash received from interest sensitive and index products, partially offset by the impact of a decrease in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $84.5 million during the nine months of 2006 to a net unrealized gain of $24.3 million at September 30, 2006, due principally to the impact of an increase in market interest rates. As an example of the change in market interest rates, the yield on a 10-year U.S. Treasury note increased to 4.63% at September 30, 2006 from 4.39% at December 31, 2005.
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
Our investment portfolio is summarized in the table below:

	September 30, 2006		December 31, 2005
	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
Fixed maturities – available for sale:
Public	$6,712,582	71.1%	$5,650,008	68.0%
144A private placement	1,146,533	12.2	994,751	12.0
Private placement	289,723	3.1	305,492	3.7

Total fixed maturities – available for sale	8,148,838	86.4	6,950,251	83.7
Fixed maturities – trading	14,878	0.2	14,848	0.2
Equity securities	47,884	0.5	82,497	1.0
Mortgage loans on real estate	918,240	9.7	840,482	10.1
Derivative instruments	88,860	0.9	44,124	0.6
Investment real estate:
Acquired for debt	–	–	573	–
Investment	8,811	0.1	8,928	0.1
Policy loans	179,914	1.9	176,872	2.1
Other long-term investments	1,300	–	1,300	–
Short-term investments	26,059	0.3	179,333	2.2

Total investments	$9,434,784	100.0%	$8,299,208	100.0%

As of September 30, 2006, 95.5% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2006, the investment in non-investment grade debt was 4.5% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

FBL Financial Group, Inc.	September 30, 2006
The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

		September 30, 2006		December 31, 2005
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,230,100	64.2%	$4,592,592	66.1%
2	BBB	2,548,338	31.3	2,013,504	28.9

	Total investment grade	7,778,438	95.5	6,606,096	95.0
3	BB	285,532	3.5	270,938	3.9
4	B	77,330	0.9	67,177	1.0
5	CCC, CC, C	7,252	0.1	5,795	0.1
6	In or near default	286	–	245	–

	Total below investment grade	370,400	4.5	344,155	5.0

	Total fixed maturities – available for sale	$8,148,838	100.0%	$6,950,251	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006
		Carrying		Carrying
		Value of		Value of
		Securities with		Securities
		Gross	Gross	with Gross	Gross
	Total Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
			(Dollars in thousands)
Corporate securities:
Financial services	$1,663,630	$911,034	$42,508	$752,596	$(19,919)
Manufacturing	940,723	486,594	22,164	454,129	(22,248)
Mining	382,817	221,341	9,431	161,476	(6,633)
Retail trade	107,569	57,950	3,746	49,619	(2,170)
Services	138,227	87,829	3,150	50,398	(2,644)
Transportation	180,384	134,336	7,160	46,048	(1,090)
Private utilities and related sectors	435,431	267,842	15,984	167,589	(4,666)
Other	68,757	36,565	1,175	32,192	(1,355)

Total corporate securities	3,917,538	2,203,491	105,318	1,714,047	(60,725)
Mortgage and asset-backed securities	2,299,412	963,405	15,194	1,336,007	(33,194)
United States Government and agencies	635,044	150,223	4,156	484,821	(11,312)
State, municipal and other governments	867,335	437,450	15,745	429,885	(12,069)
Public utilities	429,509	231,157	9,018	198,352	(7,803)

Total	$8,148,838	$3,985,726	$149,431	$4,163,112	$(125,103)

FBL Financial Group, Inc.	September 30, 2006

	December 31, 2005
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,354,378	$750,206	$51,040	$604,172	$(11,056)
Manufacturing	676,238	340,852	20,139	335,386	(17,388)
Mining	328,913	242,105	15,596	86,808	(1,980)
Retail trade	107,639	83,029	5,151	24,610	(452)
Services	81,015	35,071	2,860	45,944	(2,776)
Transportation	143,002	108,983	6,829	34,019	(1,023)
Private utilities and related sectors	399,439	255,093	19,595	144,346	(2,995)
Other	147,896	102,826	5,497	45,070	(1,305)

Total corporate securities	3,238,520	1,918,165	126,707	1,320,355	(38,975)
Mortgage and asset-backed securities	2,207,885	1,155,368	22,154	1,052,517	(16,905)
United States Government and agencies	601,065	121,880	4,606	479,185	(9,165)
State, municipal and other governments	600,088	453,862	17,559	146,226	(1,721)
Public utilities	302,693	153,248	8,709	149,445	(4,150)

Total	$6,950,251	$3,802,523	$179,735	$3,147,728	$(70,916)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		September 30, 2006
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$2,808,211	67.5%	$(73,408)	58.7%
2	BBB	1,215,652	29.2	(40,631)	32.5

	Total investment grade	4,023,863	96.7	(114,039)	91.2
3	BB	111,050	2.7	(8,804)	7.0
4	B	23,693	0.5	(1,843)	1.5
5	CCC, CC, C	4,506	0.1	(417)	0.3
6	In or near default	–	–	–	–

	Total below investment grade	139,249	3.3	(11,064)	8.8

	Total	$4,163,112	100.0%	$(125,103)	100.0%

FBL Financial Group, Inc.	September 30, 2006

		December 31, 2005
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$2,055,177	65.3%	$(35,754)	50.4%
2	BBB	976,533	31.0	(27,329)	38.5

	Total investment grade	3,031,710	96.3	(63,083)	88.9
3	BB	78,495	2.5	(4,378)	6.2
4	B	37,523	1.2	(3,455)	4.9
5	CCC, CC, C	–	–	–	–
6	In or near default	–	–	–	–

	Total below investment grade	116,018	3.7	(7,833)	11.1

	Total	$3,147,728	100.0%	$(70,916)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	September 30, 2006
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	26	$119,882	$(589)	$119,293
Greater than three months to six months	21	89,022	(511)	88,511
Greater than six months to nine months	187	1,051,154	(17,679)	1,033,475
Greater than nine months to twelve months	76	938,725	(21,311)	917,414
Greater than twelve months	270	2,089,432	(85,013)	2,004,419

Total		$4,288,215	$(125,103)	$4,163,112

	December 31, 2005
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	84	$997,392	$(9,317)	$988,075
Greater than three months to six months	227	1,666,525	(36,480)	1,630,045
Greater than six months to nine months	19	69,616	(4,422)	65,194
Greater than nine months to twelve months	21	104,452	(5,634)	98,818
Greater than twelve months	49	380,659	(15,063)	365,596

Total		$3,218,644	$(70,916)	$3,147,728

FBL Financial Group, Inc.	September 30, 2006
The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	September 30, 2006		December 31, 2005
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$41,841	$(131)	$34,128	$(301)
Due after one year through five years	207,724	(3,554)	156,433	(4,643)
Due after five years through ten years	1,064,240	(33,656)	868,649	(22,101)
Due after ten years	1,498,695	(54,127)	1,025,977	(26,944)

	2,812,500	(91,468)	2,085,187	(53,989)
Mortgage and asset-backed securities	1,336,007	(33,194)	1,052,517	(16,905)
Redeemable preferred stock	14,605	(441)	10,024	(22)

Total	$4,163,112	$(125,103)	$3,147,728	$(70,916)

Included in the above table are 717 securities from 464 issuers at September 30, 2006 and 515 securities from 328 issuers at December 31, 2005. These increases are primarily due to the impact of increases in market interest rates between December 31, 2005 and September 30, 2006.
The following summarizes the details describing the more significant unrealized losses by investment category as of September 30, 2006.
Corporate securities: The unrealized losses on corporate securities totaled $60.7 million, or 48.5% of our total unrealized losses. The largest losses were in the manufacturing sector ($454.1 million carrying value and $22.2 million unrealized loss) and in the financial services sector ($752.6 million carrying value and $19.9 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($81.2 million carrying value and $6.1 million unrealized loss) and the printing and publishing sector ($43.1 million carrying value and $3.7 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to a rise in market interest rates and spread widening that is the result of weaker operating results. In addition, we believe there are concerns that these sectors may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized loss in the financial services sector and the remaining corporate sectors was caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

FBL Financial Group, Inc.	September 30, 2006
State municipal and other governments: The unrealized losses on state, municipal and other governments were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.
Public utilities: Unrealized losses on public utilities totaled $7.8 million at September 30, 2006. These unrealized losses were caused primarily by an increase in market interest rates. We have the ability and intent to hold these investments until recovery of fair value, which may be maturity and we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.5 million at September 30, 2006. With respect to mortgage and asset-backed securities not backed by the United States government, no securities from the same issuer had an aggregate unrealized loss in excess of $4.7 million at September 30, 2006. The $4.7 million unrealized loss from one issuer relates to five different securities that are backed by different pools of residential mortgage loans. All five securities are rated investment grade and the largest unrealized loss on any one security totaled $2.5 million at September 30, 2006.
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

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$104,745	$105,356	$84,700	$84,750
Due after one year through five years	539,290	547,023	434,017	443,610
Due after five years through ten years	2,022,572	2,022,225	1,365,104	1,371,632
Due after ten years	3,058,074	3,087,397	2,672,659	2,753,440

	5,724,681	5,762,001	4,556,480	4,653,432
Mortgage and asset-backed securities	2,317,412	2,299,412	2,202,636	2,207,885
Redeemable preferred stocks	82,417	87,425	82,316	88,934

Total	$8,124,510	$8,148,838	$6,841,432	$6,950,251

Mortgage and other asset-backed securities comprised 28.2% at September 30, 2006 and 31.8% at December 31, 2005 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of corporate bonds and mortgage loans. The mortgage-backed securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	September 30, 2006
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

	September 30, 2006
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,179,629	$1,204,298	$1,168,852	14.3%
Pass-through	120,218	119,889	118,967	1.5
Planned and targeted amortization class	305,281	308,843	300,700	3.7
Other	103,106	104,136	100,473	1.2

Total residential mortgage-backed securities	1,708,234	1,737,166	1,688,992	20.7
Commercial mortgage-backed securities	372,284	370,776	373,977	4.6
Other asset-backed securities	236,894	237,376	236,443	2.9

Total mortgage and asset-backed securities	$2,317,412	$2,345,318	$2,299,412	28.2%

FBL Financial Group, Inc.	September 30, 2006

	December 31, 2005
				Percent of
				Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,263,295	$1,288,975	$1,267,261	18.3%
Pass-through	126,260	125,813	126,579	1.8
Planned and targeted amortization class	307,094	310,855	306,531	4.4
Other	104,994	106,097	103,545	1.5

Total residential mortgage-backed securities	1,801,643	1,831,740	1,803,916	26.0
Commercial mortgage-backed securities	276,691	273,724	280,543	4.0
Other asset-backed securities	124,302	124,296	123,426	1.8

Total mortgage and asset-backed securities	$2,202,636	$2,229,760	$2,207,885	31.8%

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
Fixed maturity securities held for trading consist of U.S. Treasury securities totaling $14.9 million at September 30, 2006 and December 31, 2005. These securities had an unrealized loss of $0.1 million at September 30, 2006 and December 31, 2005.
Equity securities totaled $47.9 million at September 30, 2006 and $82.5 million at December 31, 2005. Gross unrealized gains totaled $12.5 million and gross unrealized losses totaled $0.2 million at September 30, 2006. At December 31, 2005, gross unrealized gains totaled $28.1 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $37.1 million at September 30, 2006 and $72.0 million at December 31, 2005. During the nine months ended September 30, 2006 we sold 2,500,000 shares of AEL and realized a pre-tax gain of $13.5 million.
Mortgage loans totaled $918.2 million at September 30, 2006 and $840.5 million at December 31, 2005. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio at September 30, 2006 and December 31, 2005. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	September 30, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Retail	$322,777	35.2%	$278,750	33.2%
Office	319,622	34.8	317,046	37.7
Industrial	266,408	29.0	231,926	27.6
Other	9,433	1.0	12,760	1.5

Total	$918,240	100.0%	$840,482	100.0%

FBL Financial Group, Inc.	September 30, 2006

	September 30, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
East North Central	$199,352	21.7%	$191,964	22.8%
South Atlantic	178,244	19.4	146,514	17.4
Pacific	169,767	18.5	164,776	19.6
West North Central	138,725	15.1	130,149	15.5
Mountain	83,933	9.1	74,565	8.9
West South Central	76,882	8.4	70,139	8.4
Other	71,337	7.8	62,375	7.4

Total	$918,240	100.0%	$840,482	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 9.7 years at September 30, 2006 and 8.9 years at December 31, 2005. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.1 at September 30, 2006 and 5.8 at December 31, 2005.
Other Assets
Deferred policy acquisition costs increased 15.2% to $800.9 million and deferred sales inducements increased 40.0% to $205.7 million at September 30, 2006 due primarily to capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $16.7 million and deferred sales inducements increased $6.3 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Assets held in separate accounts increased 11.8% to $715.4 million at September 30, 2006 due primarily to positive investment returns and the transfer of net premiums to the separate accounts.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 16.5% to $9,547.9 million at September 30, 2006 primarily due to increases in the volume of business in force. Other liabilities increased 2.6% to $155.8 million at September 30, 2006 due primarily to an increase in payables of securities purchased partially offset by a $46.0 million decrease in negative cash balances. The decrease in negative cash is primarily attributable to a $46.3 million outstanding check at December 31, 2005 relating to our Series C preferred stock redemption.
Stockholders’ Equity
Stockholders’ equity increased 2.0%, to $861.3 million at September 30, 2006, compared to $844.2 million at December 31, 2005. This increase is attributable to net income and proceeds from stock option exercises, partially offset by a decrease in the change in the unrealized appreciation/depreciation on fixed maturity securities and dividends.
At September 30, 2006, common stockholders’ equity was $858.3 million, or $28.98 per share, compared to $841.2 million, or $28.88 per share at December 31, 2005. Included in stockholders’ equity per common share is $1.07 at September 30, 2006 and $2.83 at December 31, 2005 attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $50.5 million during the nine months ended September 30, 2006, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.

FBL Financial Group, Inc.	September 30, 2006
Liquidity and Capital Resources
FBL Financial Group, Inc.
Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings and (vi) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, capital contributions to subsidiaries, dividends on outstanding stock and interest on our parent company debt.
We paid cash dividends on our common and preferred stock during the nine-month period totaling $10.3 million in 2006 and $9.2 million in 2005. Net interest payments on our debt totaled $7.7 million for the nine months of 2006 and 2005. It is anticipated quarterly cash dividend requirements for the remainder of 2006 will be $0.115 per common and $0.0075 per Series B redeemable preferred share or approximately $3.5 million. In addition, interest payments on our debt are estimated to be $4.0 million for the remainder of 2006.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. The maximum amount legally available for distribution to FBL Financial Group, Inc. during 2006, without further regulatory approval, from Farm Bureau Life is $44.9 million and from EquiTrust Life is $21.6 million. With respect to the amount available from Farm Bureau Life, $39.2 million was not available until December 2006 without prior approval from the Iowa Insurance Commissioner due to the timing and amount of dividend payments made during 2005.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt for the remainder of 2006. In addition, over the near term, FBL Financial Group expects to rely on Farm Bureau Life to support the capital needs of EquiTrust Life. During the nine month period of 2006, Farm Bureau Life obtained regulatory approval and paid dividends totaling $30.0 million. In addition, we have requested that the Iowa Insurance Commissioner approve a $64.9 million dividend from Farm Bureau Life, payable in the fourth quarter of 2006, to further fund the growth of EquiTrust Life. Based on Farm Bureau Life’s strong capital position, we expect approval to be granted for this transaction. Additional funding of EquiTrust Life’s growth is expected to come primarily from external sources such as debt or equity financing.
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2006, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $7.4 million at September 30, 2006.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which

FBL Financial Group, Inc.	September 30, 2006
may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three and nine month periods ended September 30, 2006, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $1,208.6 million in the nine months ended September 30, 2006 and $649.0 million in the 2005 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale, trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2006, included $26.1 million of short-term investments, $14.9 million of trading securities, $7.3 million of cash and $1,111.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
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

FBL Financial Group, Inc.	September 30, 2006
our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. During the third quarter of 2006, we enhanced our control environment by performing our own reserve calculations on a majority of our coinsured business. Prior to this quarter, we relied on the ceding company to perform the calculations and reviewed the results for reasonableness. While this and other changes have taken place in our internal controls during the quarter ended September 30, 2006, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2006.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
July 1, 2006 through July 31, 2006	–	$–	Not applicable	Not applicable
August 1, 2006 through August 31, 2006	5,465	31.16	Not applicable	Not applicable
September 1, 2006 through September 30, 2006	–	–	Not applicable	Not applicable

Total	5,465	$31.16

(1)	Our Amended and Restated 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	September 30, 2006
ITEM 6. EXHIBITS
(a) Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)

3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)

3(ii)	Second Restated Bylaws, adopted May 14, 2004 (G)

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)

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

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006

4.5
Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)

4.7	Form of 5.85% Senior Note Due 2014 (F)

4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

10.1	Form of 2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (M) *

10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (M)*

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (J)

10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (K) *

10.6	2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (L) *

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)

10.10	Management Performance Plan (2006) sponsored by FBL Financial Group, Inc. *

FBL Financial Group, Inc.	September 30, 2006

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)

10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)

10.18
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost (D) *

10.19
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.20
Form of Restricted Stock Agreement, dated as of January 1, 2004 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (H) *

10.21
Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (J) *

10.22
Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of William J. Oddy, James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (L) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of William J. Oddy, Stephen M. Morain, James W. Noyce, and JoAnn Rumelhart (L) *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	exhibit relates to a compensatory plan for management or directors
Incorporated by reference to:
(A) Form S-1 filed on July 11, 1996, File No. 333-04332
(B) Form 8-K filed on June 6, 1997, File No. 001-11917
(C) Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D) Form 10-Q for the period ended June 30, 2002, File No. 001-11917
(E) Form 10-K for the period ended December 31, 2003, File No. 001-11917
(F) Form S-4 filed on May 5, 2004, File No. 333-115197
(G) Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(H) Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(I) Form 10-K for the period ended December 31, 2004, File No. 001-11917
(J) Form 10-Q for the period ended March 31, 2005, File No. 001-11917
(K) Form 10-Q for the period ended June 30, 2005, File No. 001-11917
(L) Form 10-K for the period ended December 31, 2005, File No. 001-11917
(M) Form 10-Q for the period ended June 30, 2006, File No. 001-11917

FBL Financial Group, Inc.	September 30, 2006
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2006

FBL FINANCIAL GROUP, INC.

	By	/s/ William J. Oddy
William J. Oddy
Chief Executive Officer (Principal Executive Officer)

	By	/s/ James W. Noyce
James W. Noyce
Chief Financial Officer (Principal Financial and Accounting Officer)