Form 10-K
period 2006-12-31
FBL FINANCIAL GROUP INC
filed 2007-02-23
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
☐ Yes ☒ No
As of June 30, 2006, the aggregate market value of the registrant’s Class A and B Common Stock held by non-affiliates of the registrant was $415,662,710 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at February 19, 2007
Class A Common Stock, without par value	28,111,341
Class B Common Stock, without par value	1,192,990
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 16, 2007	Part III

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

PART I.

	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	2
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Consolidated Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Consolidated Financial Statements and Supplementary Data
	Management’s Report on Internal Control Over Financial Reporting	63
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	63
	Report on Independent Registered Public Accounting Firm on Consolidated Financial Statements	64
	Consolidated Balance Sheets	65
	Consolidated Statements of Income	67
	Consolidated Statements of Changes in Stockholders’ Equity	68
	Consolidated Statements of Cash Flows	69
	Notes to Consolidated Financial Statements	71
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	106
Item 9A.	Controls and Procedures	106
Item 9B.	Other Information	106

PART III.	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2006.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	106

SIGNATURES		109

	Report of Independent Registered Public Accounting Firm on Schedules	110
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	111
	Schedule II – Condensed Financial Information of Registrant	112
	Schedule III – Supplementary Insurance Information	116
	Schedule IV – Reinsurance	118
Exhibit 10.10 - Management Performance Plan
Exhibit 10.24
Exhibit 12 - Statement Regarding Computation of Ratio Earnings to Fixed Charges
Exhibit 21 - Subsidiaries
Exhibit 23
Exhibit 31.1 - Certification
Exhibit 31.2 - Certification
Exhibit 32 - Certification

Cautionary Statement Regarding Forward Looking Information
This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:
•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Changing interest rates and market volatility, and general economic conditions, affect the risks and the returns on both our products and our investment portfolio.

•	Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.

•	As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk based capital computations.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

•	Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our net income.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	We face competition from companies having greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	We assumed a significant amount of closed block business through coinsurance agreements and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We may experience volatility in net income due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
See Part 1A, Risk Factors, for additional information.

PART I
ITEM 1. BUSINESS
General
FBL Financial Group, Inc. (we or the Company) sells individual life and annuity products principally under the consumer brand names Farm Bureau Financial Services and EquiTrust Financial Services. These brand identities are represented by the distribution channels of our subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life). As of December 31, 2006, our Farm Bureau Life distribution channel consisted of 2,011 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. As of December 31, 2006, our EquiTrust Life independent distribution channel consisted of 18,849 independent agents. In addition to our Farm Bureau Life and EquiTrust Life distribution channels, we have two closed blocks of coinsurance business and our variable products are marketed by four variable alliance partner companies.
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
Business Strategy
Our growth strategies are focused on our two life insurance subsidiaries, Farm Bureau Life and EquiTrust Life.
Farm Bureau Life Insurance Company
Our Farm Bureau Life distribution system consists of 2,011 exclusive agents in 15 Midwestern and Western states. These agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.
The Farm Bureau franchise and distribution channel is our foundation and we are defined by our service to this niche marketplace. Growth in this channel is important to our success and we are focused on delivering consistent, predictable and sustainable growth from this marketplace.
We focus on needs-based selling and have a broad portfolio of life insurance and annuity products so that we have attractive products available to satisfy the needs of our agents and customers. Sales within our Farm Bureau Life target marketplace are not as dependent upon new, unique product features as much as good value, excellent customer service, and a trusted relationship with a Farm Bureau agent.
Because of their multi-line nature, our Farm Bureau Life agents also focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 18% of our policyholders own both a Farm Bureau property-casualty and a life product.

This percentage is and has historically been higher than the industry average for multi-line exclusive agents. We believe there is further opportunity for growth from cross-selling as 68% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 21% have a life insurance product with us.
We provide our agents with sales materials, the necessary training and a high level of sales support. In addition, throughout our Farm Bureau marketing territory, certain agents are life and investment specialists who work as a resource to help their fellow agents with cross selling techniques and client needs analysis. We also provide a variety of sales support to our agents through the following sources:
•	Just-In-Time Team – Comprised of product and sales experts available to agents through a toll-free call, this team can answer nearly any question related to products, sales approaches, suitability and more.

•	Advanced Markets Team – This group is an extension of the Just-In-Time team and includes high-end experts such as attorneys and others who specialize in financial matters.

•	Life Sales Advisors – These field representatives are located strategically across our 15-state territory. They provide direct, hands-on training and support to agents on our broad portfolio of products.
We also actively work with the state Farm Bureau Federations to build awareness and provide education on important financial issues faced by Farm Bureau members. In particular, our business succession seminars have been well-received and well attended by Farm Bureau members across our 15 states. These programs and specialists have been instrumental in developing life and annuity sales from our multi-line agents.
Farm Bureau Life’s growth has been augmented by our long and successful history of being a consolidator among Farm Bureau affiliated insurance companies. We have grown over the years from a single state Farm Bureau company to an operation covering 15 states in the Midwest and West. Our most recent transaction was the 2001 acquisition of Kansas Farm Bureau Life Insurance Company (Kansas Farm Bureau Life). We also acquired Utah Farm Bureau Life Insurance Company in 1984, Rural Security Life Insurance Company in 1993 and Western Farm Bureau Life Insurance Company in 1994. In addition, in 2003, Farm Bureau Mutual, one of our managed property-casualty companies, merged with its property-casualty counterparts in Nebraska and Kansas.
We believe further consolidation in the Farm Bureau network of companies is appropriate due to the similarity of businesses and cultures. While we believe further consolidation makes sense, this is a long term strategy and we focus on maintaining solid relationships with the leaders of these companies and the Farm Bureau organizations and are prepared when opportunities arise.
EquiTrust Life Insurance Company
EquiTrust Life was established to capitalize on opportunities to grow outside our traditional Farm Bureau niche marketplace and provide diversification to the overall FBL organization. Today EquiTrust Life has three business dimensions: our growing EquiTrust Life independent channel, alliances with other companies to distribute our variable products and two closed blocks of coinsured business.
Our EquiTrust Life independent channel, which began in late 2003, has been fast growing and as of December 31, 2006, had 18,849 independent agents affiliated with independent marketing organizations, broker/dealers and banks. The EquiTrust Life independent market was developed to serve a growing market of baby boomers who are approaching retirement. We currently offer a variety of traditional fixed rate and index annuities. Our multi-year guarantee annuity product allows our customers to lock in competitive rates for the duration of their choice and our index annuities respond to consumers’ desire for products which allow equity market participation while limiting the downside risk with certain principal guarantees.
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

We currently have four variable alliance partners, three with other Farm Bureau affiliated insurance companies doing business outside of our 15 state territory, which have 2,082 registered representatives as of December 31, 2006.
Variable sales by our alliance partners are generally underwritten by EquiTrust Life, but may be underwritten by our partner. Depending on the agreement with each company, we receive 30%, 50% or 100% of the risks, costs and profits of the variable business they sell. For all of our partners, we perform various administrative processing and other services with respect to their variable business. These alliances are important, but are a small part of our overall business.
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
Marketing and Distribution
Farm Bureau Life Market Area
Sales through our Farm Bureau Life distribution channel are conducted in 15 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) — Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company and non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) — Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.
Our target market for Farm Bureau branded products is Farm Bureau members and “Middle America” in our 15-state territory. We traditionally have been very strong in rural and small town markets and, over the last few years, have focused growth of our agency force in some of the medium-sized cities and suburbs within our 15-states. We are creating agent development centers with new agents in select areas where we believe there are significant life and annuity opportunities. This target market represents a relatively financially conservative and stable customer base. Many of our customers are self-employed individuals who are responsible for providing for their own insurance needs. Their financial needs tend to focus on security, primary insurance needs and retirement savings.
Affiliation with Farm Bureau
Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau), the nation’s largest grass roots farm and ranch organization with over 6.2 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations and related trademarks and service marks, a company must have an agreement with the state’s Farm Bureau federation. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the states in our Farm Bureau marketing territory, we have the exclusive right to use the “Farm Bureau” name and “FB” logo for marketing life insurance and investment products.
All of the state Farm Bureau federations in our 15 state Farm Bureau Life marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to improve the financial well being and quality of life of farmers and ranchers through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs generally include policy development, government relations activities, leadership development and training, communications, market education classes, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, entertainment and automobile rebates. In addition, members have access to theft and arson rewards, accidental death insurance, banking services, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial services.
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
We have royalty agreements with each state Farm Bureau federation in our Farm Bureau marketing territory giving us the right to use the “Farm Bureau” and “FB” designations in that particular state. Each state Farm Bureau federation in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalty agreements vary in term and have expiration dates ranging from December 31, 2011 to December 31, 2032, depending on the state. The royalties paid to a particular federation are based on the sale of our products in the respective state. For 2006, royalty expense totaled approximately $1.6 million.
Our relationship with Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members, which results in a competitive advantage for us.
Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships in our Farm Bureau marketing territory generally cost $35 to $150 and are available to individuals, families, partnerships or corporations.
We have marketing agreements with all of the Farm Bureau property-casualty companies in our Farm Bureau Life marketing area, pursuant to which the property-casualty companies provide access to their distribution system. The property-casualty companies also provide certain services, which include recruiting and training an agency force that sells both property-casualty products for that company and life products for us. The marketing agreements have expiration dates through December 31, 2015, and upon expiration these agreements are renewed annually. For 2006, we incurred fees totaling $7.2 million for the access and services provided under these agreements.
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
Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are led by agency managers employed by the property-casualty companies which are under our direction. There are 1,230 agents and managers in our multi-line states, all of whom market a full range of our life insurance and annuity products. These agents and managers also market products for the property-casualty companies that we manage.
In our life only states, our life insurance and annuity products are marketed by agents of the property-casualty company affiliated with the Farm Bureau federation of that state. These agents and managers, of which there are 781, market our life and annuity products on an exclusive basis and market the property-casualty products of that state’s affiliated property-casualty companies. Agents as well as agency managers in our life only states are independent contractors or employees of the affiliated property-casualty companies.
In addition, all Farm Bureau Life agents market mutual funds sponsored by us, as well as other mutual funds, which we allow them to sell.
As of December 31, 2006, 95% of the agents in our multi-line states were licensed with the National Association of Securities Dealers (NASD) to sell our variable life and annuity products and mutual funds. We emphasize and encourage the training of agents for NASD licensing throughout our Farm Bureau Life territory.
We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.
We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the premium level of new life business written in the prior 12 months and the persistency of the business written by the agent. Persistency is a common measure of the quality of life business and is included in calculating the bonus to either increase or decrease (or even eliminate) the agent’s production bonus, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. Production bonuses allow agents to increase their compensation significantly. In 2006, approximately 34% of agent compensation in our multi-line states was derived from the sale of life and annuity products.
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
We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 11% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2006 in our multi-line states was approximately 40%. Retention of our agents is enhanced because of their ability to sell life and property-casualty insurance products, as well as mutual funds.

EquiTrust Life Market Area
EquiTrust Life is national in scope and is currently licensed to sell products in the District of Columbia and all states except New York.
EquiTrust Life Independent Channel
An important part of our success at EquiTrust Life has been our ability to grow our agent count. Working through independent marketing organizations, broker/dealers and banks, we have grown this distribution channel by 85% in 2006 to 18,849 independent agents. We believe there is still significant distribution available to sustain growth for our company. Our original business plan established in late 2003 called for 30,000 agents by the end of the fifth year and we are slightly ahead of that plan.
Our target market consists of independent marketing organizations (IMOs) that recruit and motivate agents and add value to these agents through service, training and sales support. Organizations that are regional and boutique in nature have been the primary source for developing our distribution force. These organizations are not exclusive to EquiTrust Life and may operate in any state where they are licensed. Most are organized for the principal purpose of insurance product sales. Some IMOs are organized for other purposes, such as a bank or broker/dealer. All recruiting expenses are borne by the IMO and their compensation from EquiTrust Life consists solely of commissions paid on net premiums received from sales by their agents.
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
In addition to sales support offered by the IMO, an agent can receive direct assistance from us through either a toll-free telephone call or through our website www.equitrust.com. We believe agents are attracted to EquiTrust Life because of our straightforward and simple product design as well as the high level of support we offer. We have a staff of specialists trained in the marketing of our products available to answer agents’ product questions, help with policy administrative issues and share best sales practices.
Alliance Partners — Distribution
Our variable alliance partners have 2,082 registered representatives who are licensed to sell variable products under our agreements with them. Our partners continue working with their sales forces, which are comprised of exclusive agents, to license them to become registered representatives. The percentage of our partners’ agents licensed to sell variable products has grown to 53% at December 31, 2006. These alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products. These agents also have access to our Just-In-Time sales support center.
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

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Traditional Annuity – Exclusive Distribution:
First year - individual	$79,546	$95,980	$152,155
Renewal - individual	55,106	73,583	73,739
Group	5,627	7,845	5,346

Total Traditional Annuity – Exclusive Distribution	$140,279	$177,408	$231,240

The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums collected is due to a rise in short-term market interest rates during 2006 and 2005, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. Average crediting rates on our individual deferred annuity contracts were 4.27% in 2006, 4.24% in 2005 and 4.40% in 2004, while the average three-month U.S. Treasury rate was 4.66% in 2006, 3.07% in 2005 and 1.34% in 2004. To enhance our competitive position in the current interest rate environment, we introduced a new deferred annuity contract effective July 1, 2006 that has an interest crediting rate based on current market investment rates. Premiums collected in our Farm Bureau market territory in 2006 are concentrated in the following states: Iowa (34%), Kansas (26%) and Oklahoma (7%).
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
Index Annuities
We offer a single premium deferred index annuity product through our exclusive agency force. The index annuity contract value is equal to the premiums paid plus annual index credits and any minimum guaranteed interest credited. The minimum guaranteed contract value is equal to 100% of the premium collected plus interest credited at an annual rate ranging from 1.65% to 2.20%. The index credits earned by the contract holders are dependent upon a monthly average return of the S&P 500 Index®. This return is subject to an overall limit, or “cap,” on the amount of annual index credits the contract holder may earn in any one contract year. The cap on our index contract may be adjusted annually, subject to a minimum of 6.00%, and ranged from 7.60% to 9.00% during 2006. The contract also has a provision for a percentage, known as the “participation rate,” that defines the contract holder’s level of participation in index gains each year. This rate was 100% during 2006, but may be reset annually, subject to a minimum of 80%. The contract also provides for an additional fee called an index margin. While the index margin is currently 0%, it can be raised as high as 3%. The index annuity has a surrender charge structure similar to that for our fixed rate annuities.
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
Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities were 5.1% for 2006 and 3.1% for 2005 and 2004. We believe the competitive environment due to changes in market interest rates discussed above resulted in increased surrenders, therefore increasing withdrawal rates in 2006.
Interest Crediting Policy
We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates and index terms based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We examine earnings on assets by portfolio. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.50% to 5.50%, with a weighted average guaranteed crediting rate of 3.22% at December 31, 2006 and 3.25% at December 31, 2005. These ranges exclude certain contracts with an account value totaling $3.4 million with guarantees ranging up to 9.70%. The following table sets forth account values of individual deferred fixed rate annuities (excluding index annuities) for the Exclusive Annuity segment broken out by the excess of current interest crediting rates over guaranteed rates:

	Account Value at December 31,
	2006	2005
	(Dollars in thousands)
At guaranteed rate	$103,274	$156,140
Between guaranteed rate and 50 basis points	243,921	216,771
Between 50 basis points and 100 basis points	22,789	68,388
Greater than 100 basis points	1,052,933	978,583

Total	$1,422,917	$1,419,882

The following table sets forth in force information for our Exclusive Annuity segment:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Number of direct contracts	53,321	54,222	54,212
Interest sensitive reserves	$1,816,811	$1,818,345	$1,750,821
Index annuity reserves	13,691	3,533	–
Other insurance reserves	399,110	391,141	368,817
Traditional Annuity – Independent Distribution Segment
The Independent Annuity segment consists of fixed rate annuities, supplementary contracts (some of which involve life contingencies) and index annuities sold by our independent agents or assumed through our coinsurance agreements. The following table sets forth our annuity premiums collected for the years indicated:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Direct:
Fixed rate annuities	$807,103	$100,298	$55,145
Index annuities	1,001,379	802,007	417,128

Total direct	1,808,482	902,305	472,273
Reinsurance assumed	4,725	6,149	204,117

Total Traditional Annuity - Independent Distribution, net of reinsurance	$1,813,207	$908,454	$676,390

Direct traditional annuity premiums collected increased in 2006 and 2005 due to the continued growth of our EquiTrust Life distribution. The number of agents licensed to sell our products increased to 18,849 at December 31, 2006, from 10,162 at December 31, 2005 and 4,778 at December 31, 2004. Our direct annuity sales in 2006 are widely disbursed throughout the United States with the largest concentration in the states of Florida (10%), Texas (9%) and Pennsylvania (8%). In 2006, 109 IMOs produced at least $3.0 million of premiums collected with the largest providing approximately $167.3 million. The five largest IMOs combined for a total of $528.3 million of premium from agents appointed directly with them. No one IMO, bank or broker/dealer accounted for more than 10% of our direct premiums collected in 2006. Reinsurance assumed decreased during 2005 due to the suspension of our coinsurance agreement with American Equity.
Our EquiTrust Life independent channel currently offers a variety of fixed rate and index annuities. These products are available to individuals who are seeking to accumulate tax-deferred savings for retirement or other purposes. In 2006, 44% of premiums were placed in annuities that were part of some tax-qualified benefit plan (primarily IRA) and 56% in other non-qualified savings plans. Most of the annuity plans can be sold to customers up to age 80. The weighted average issue age of business in force at December 31, 2006 was 67. Surrender charge rates range from 0% to 20% and surrender charge periods range from 7 years to 14 years depending upon the terms of the product.
Index Annuities
Approximately 70.3% of the annuities in the Independent Annuity segment are index annuities. The underlying indices available under the contracts vary by product, but may include the S&P 500, the Dow Jones Industrial AverageSM, the NASDAQ 100®, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index. The products require annual crediting of interest and a reset of the applicable index at intervals specified in the contracts. Approximately 77.5% of the direct index annuities have an annual reset period ending on each contract anniversary date and the balance of the direct index annuities have a two-year reset period. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next reset date) or a daily or monthly averaging of the index during the reset period. These products allow contract holders to transfer funds among the indices and a traditional fixed rate strategy at the end of each reset period.

The index annuity contract value is equal to the premiums paid plus (1) interest credited to the fixed portion of the contract, (2) index credits on the indexed portion of the contract and (3) any minimum guaranteed interest credited. Index credits are based upon the contract holder’s participation rate of the appreciation in a recognized index or benchmark during the indexing period. The participation rate varies among the products generally from 50% to 100%. Some of the products we coinsure also have an index margin ranging from 0% to 3.5%, which is deducted from the interest to be credited. The index margins may be adjusted annually, subject to stated limits. In addition, some products apply a cap ranging from 5.0% to 13.0%, on the amount of annual index credits the contract holder may earn in any one indexing period, and, for certain products, the applicable cap also may be adjusted annually subject to stated minimums. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 1.00% to 3.50% on a cumulative basis.
Certain index annuities sold through the EquiTrust Life independent distribution are “bonus” products. These products are credited with a premium bonus ranging from 0% to 10% of the initial annuity deposit upon issuance of the contract. Generally, there is a compensating adjustment in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
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
Fixed Rate Annuities
Approximately 29.7% of the annuities in the Independent Annuity segment are fixed rate annuities. We coinsure FPDA and SPDA products with characteristics which are generally similar to the products offered directly through the Exclusive Annuity segment. We also sell multi-year guaranteed annuities (MYGAs) that include guarantees of the annual crediting rate for three-year, five-year, six-year, eight-year or ten-year periods. In addition, we began offering a SPIA product in the fourth quarter of 2006.
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
Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities (including both direct and assumed business) were 5.1% for 2006 and 2005 and 4.7% for 2004.
Interest Crediting Policy
We have a steering committee that meets monthly, or more frequently if required, to review and establish current period interest and index terms for products sold through our EquiTrust Life independent distribution. The interest and index terms are based upon current investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. The average interest credited rate on our MYGA contracts, including bonus interest, was 5.66% in 2006, 4.87% in 2005 and 4.90% in 2004. The average rate for these contracts, excluding bonus interest, was 4.56% in 2006, 3.77% in 2005 and 3.71% in 2004. The guaranteed minimum crediting rates for these contracts range from 1.50% to 3.00%, with a weighted average guaranteed crediting rate of 1.64% at December 31, 2006 and 1.91% at December 31, 2005.
The following table sets forth account values of MYGAs sold through our EquiTrust Life independent distribution, broken out by the excess of current interest crediting rates over rates guaranteed beyond the current guarantee period:

	Account Value at December 31,
	2006	2005
	(Dollars in thousands)
At guaranteed rate	$4,061	$4,575
Between guaranteed rate and 50 basis points	5,862	5,851
Between 50 basis points and 100 basis points	122,622	29,336
Greater than 100 basis points	842,446	119,814

Total	$974,991	$159,576

The average crediting rate for the traditional fixed rate strategy for our index annuities sold through our EquiTrust Life independent distribution was 2.98% in 2006, 2.88% in 2005 and 3.19% in 2004. The guaranteed minimum crediting rates for the fixed rate strategy of our index annuities range from 1.50% to 2.30%, with a weighted average guaranteed crediting rate of 1.89% at December 31, 2006 and 1.83% at December 31, 2005.
We do not have the ability to adjust interest crediting rates or other non-guaranteed elements of the underlying business assumed through coinsurance agreements. Average credited rates on fixed rate annuities assumed, including bonus interest, were 3.42% in 2006, 3.45% in 2005 and 4.15% in 2004. Average credited rates on fixed rate annuities assumed, excluding bonus interest, were 3.42% in 2006, 3.42% in 2005 and 3.76% in 2004.
Most of the fixed rate annuity contracts and the fixed rate strategy on index annuities assumed through coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of approximately 3.02% at December 31, 2006 and December 31, 2005. For contracts assumed from EMCNL, these guaranteed rates range from 3.00% to 3.50%, with a weighted average guaranteed crediting rate of approximately 3.18% at December 31, 2006 and December 31, 2005. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuity business assumed:

	Account Value at December 31,
	2006	2005
	(Dollars in thousands)
At guaranteed rate	$67,278	$51,932
Between guaranteed rate and 50 basis points	444,369	497,943
Between 50 basis points and 100 basis points	36,195	73,163
Greater than 100 basis points	62,930	48,408

Total	$610,772	$671,446

The following table sets forth in force information for our Independent Annuity segment:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Number of direct contracts	51,007	22,607	8,044
Interest sensitive reserves	$1,587,124	$831,916	$773,094
Index annuity reserves	3,766,842	2,733,772	1,932,091
Other insurance reserves	13,983	5,677	5,626

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
The following table sets forth our traditional and universal life insurance premiums collected for the years indicated:

	For the year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Universal life:
First year	$3,208	$2,744	$2,300
Renewal	38,429	38,666	38,935

Total	41,637	41,410	41,235
Participating whole life:
First year	14,286	16,453	16,411
Renewal	87,753	83,668	81,232

Total	102,039	100,121	97,643
Term life and other:
First year	7,312	6,652	5,893
Renewal	40,837	38,265	36,351

Total	48,149	44,917	42,244

Total Traditional and Universal Life Insurance	191,825	186,448	181,122
Reinsurance assumed	12,464	13,572	14,503
Reinsurance ceded	(16,640)	(15,712)	(13,323)

Total Traditional and Universal Life Insurance, net of reinsurance	$187,649	$184,308	$182,302

For our direct traditional and universal life insurance premiums collected in our Farm Bureau market territory, premiums collected in 2006 are concentrated in the following states: Iowa (24%), Kansas (17%) and Oklahoma (12%).
Traditional Life Insurance
We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 42% of direct life receipts from policyholders during 2006 and represented 14% of life insurance in force at December 31, 2006.
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

Underwriting
We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 12 underwriters who have an average of 24 years of experience in the insurance industry. Our underwriters review each applicant’s written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 16 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.
Lapse Rates
A summary of our individual life insurance lapse rates (for our direct traditional, universal life and variable life insurance products), compared to industry averages, is outlined in the following table:

	Lapse rates for the year ended December 31,
	2006		2005	2004
Our life insurance lapse rates	6.5%		7.0%	7.5%
Industry life insurance lapse rates (A)	(B	)	6.6	7.0
(A) Source: 2006 Best’s Aggregates and Averages
(B) The industry lapse rate for 2006 is not available as of the filing date of this Form 10-K.
Interest Crediting and Participating Dividend Policy
The interest crediting policy for our direct traditional and universal life insurance products is the same as for our traditional annuity products in the Exclusive Annuity segment. See “Interest Crediting Policy” under the Exclusive Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 4.45% in 2006, 4.49% in 2005 and 4.48% in 2004. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.85% at December 31, 2006 and 3.85% at December 31, 2005. The following table sets forth account values of our direct interest sensitive life products broken out by the excess of current interest crediting rates over guaranteed rates:

	Account Value at December 31,
	2006	2005
	(Dollars in thousands)
At guaranteed rate	$36,797	$37,022
Between guaranteed rate and 50 basis points	343,099	345,861
Between 50 basis points and 100 basis points	22,987	21,932
Greater than 100 basis points	223,904	216,432

Total	$626,787	$621,247

All of the universal life contracts assumed from EMCNL have a guaranteed minimum crediting rate of 4.00% at December 31, 2006 and December 31, 2005. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for interest sensitive life business assumed from EMCNL:

	Account Value at December 31,
	2006	2005
	(Dollars in thousands)
At guaranteed rate	$112,045	$94,977
Between guaranteed rate and 50 basis points	9,145	6,188
Between 50 basis points and 100 basis points	18,225	21,377
Greater than 100 basis points	5,983	27,604

Total	$145,398	$150,146

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
The following table sets forth in force information for our Traditional and Universal Life Insurance segment:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands, except face amounts in millions)
Number of direct policies - traditional life	328,152	325,039	323,719
Number of direct policies - universal life	56,673	57,725	58,876
Direct face amounts - traditional life	$25,993	$23,717	$21,835
Direct face amounts - universal life	4,675	4,699	4,724
Interest sensitive reserves	772,405	771,627	766,953
Other insurance reserves	1,359,143	1,327,151	1,308,399

Variable Segment
We sell several variable products through our exclusive agency force. In addition, we receive variable business through our unique EquiTrust Life variable product alliances. The Variable segment consists of variable universal life insurance and variable annuity contracts. These products are similar to universal life insurance and traditional annuity contracts, except the contract holder has the option to direct the cash value of the contract to a wide range of investment sub-accounts, thereby passing the investment risk to the contract holder. The following table sets forth our variable premiums collected for the years indicated :

	For the year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Variable annuities:
Exclusive distribution:
First year	$50,911	$55,626	$35,168
Renewal	23,956	22,161	20,014

Total	74,867	77,787	55,182
Alliance channel:
First year (1)	22,382	27,372	26,048
Renewal (1)	3,724	5,007	3,416

Total	26,106	32,379	29,464

Total variable annuities	100,973	110,166	84,646
Variable universal life:
Exclusive distribution:
First year	6,451	5,549	4,002
Renewal	44,954	44,127	43,885

Total	51,405	49,676	47,887
Alliance channel:
First year (1)	998	1,220	858
Renewal (1)	1,830	1,480	1,301

Total	2,828	2,700	2,159

Total variable universal life	54,233	52,376	50,046

Total Variable	155,206	162,542	134,692
Reinsurance ceded	(555)	(417)	(1,415)

Total Variable, net of reinsurance	$154,651	$162,125	$133,277

(1) Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Variable annuity premiums decreased in 2006 due primarily to a former variable alliance partner recapturing, effective September 30, 2005, a block of variable annuity contracts previously assumed by us. Premiums assumed from this alliance partner totaled $9.3 million in 2005 and $9.0 million in 2004. In addition, we believe the rise in short-term market interest rates is contributing to the decrease in variable annuity premiums similar to the decrease in traditional annuity premiums described in “Traditional Annuity – Exclusive Distribution Segment.” Variable premiums collected increased in 2005 due to changes in market conditions for our variable products. Variable sales tend to vary with the performance of and confidence level in the equity markets. The S&P 500 Index increased 13.6% in 2006, 3.0% in 2005 and 9.0% in 2004. Variable premiums collected in our Farm Bureau market territory are concentrated in the following states for 2006: Iowa (36%), Minnesota (11%) and Kansas (10%).
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
Our variable annuity products have a guaranteed minimum death benefit (GMDB) rider. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, which makes up the majority of our variable annuity account balance, the GMDB is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and issued or assumed by EquiTrust Life generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date. In addition, certain of our variable annuity products have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder. Our exposure to GMDBs and IDBs, the amount considered in the money, is $36.9 million at December 31, 2006. The reserve for these benefits is determined using scenario-based modeling techniques and industry mortality assumptions. The related reserve recorded at December 31, 2006 totaled $1.2 million. We do not issue variable annuity contracts with guaranteed living benefit riders that guarantee items such as a minimum withdrawal benefit, a minimum account balance or a minimum income benefit.
Underwriting
Our underwriting standards for direct variable life products are the same as our standards for our traditional and universal life insurance products. See “Underwriting” under the Traditional and Universal Life Insurance segment discussion.
The following table sets forth in force information for our Variable segment:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts - variable annuity	20,763	20,137	19,274
Number of direct policies - variable universal life	64,502	65,596	66,512
Direct face amounts - variable universal life	$7,704	$7,501	$7,331
Separate account assets	764,377	639,895	552,029
Interest sensitive reserves	206,445	213,906	209,869
Other insurance reserves	30,898	29,715	19,507
Corporate and Other Segment
The Corporate and Other segment includes (i) advisory services for the management of investments and companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services, primarily with affiliates; (iv) a small block of closed accident and health business and; (v) interest expense.
Reinsurance
We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of participating whole life and universal life products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. New sales of certain term life products are reinsured on a first dollar quota share basis and do not require the reinsurer’s prior approval within various guidelines. We do not use financial or surplus relief reinsurance. Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.1 million depending on when the policy was issued.
In addition, we have reinsurance agreements with variable alliance partners to cede a specified percentage of risks associated with variable universal life and variable annuity contracts. Under these agreements, we pay the alliance partners their reinsurance percentage of charges and deductions collected on the reinsured policies. The alliance partners in return pay us their reinsurance percentage of benefits in excess of related account balances. In addition, the alliance partners pay us an expense allowance for new business and development and maintenance costs on the reinsured contracts.
Reinsurance contracts do not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by us has failed to pay any material policy claims (either individually or in the aggregate) with respect to our ceded business. We continually evaluate the financial strength of our reinsurers and monitor concentrations of credit risk. If for any reason reinsurance coverages would need to be replaced, we believe that replacement coverages from financially responsible reinsurers would be available. A summary of the Company’s primary reinsurers as of December 31, 2006 is as follows:

	A.M. Best	Amount of
Reinsurer	Rating	In Force Ceded
		(Dollars in
		millions)
RGA Reinsurance Company	A+	$2,250.7
Generali USA Life Reassurance Company	A	2,007.4
Swiss Re Life & Health America Inc.	A+	1,617.6
All other (12 reinsurers)		2,137.1

Total		$8,012.8

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
The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital and/or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a diversified portfolio of high-grade income-bearing debt securities; (3) as high a level of current income as is consistent with investment in a diversified portfolio of lower-rated, higher yielding income-bearing securities; (4) high level of total investment return through income and capital appreciation by investing in common stocks and other equity securities, high grade debt securities and high quality short-term money market instruments; (5) maximum current income consistent with liquidity and stability of principal; and (6) growth of capital and income by investing primarily in common stocks of well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2006 totaled $561.5 million.
EquiTrust Investment Management Services, Inc. (the Advisor), a subsidiary, receives an annual management fee based on the average daily net assets of each EquiTrust Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Variable Insurance Series Fund. In addition, the Advisor receives a 0.05% accounting fee not to exceed $30,000 per Portfolio. EquiTrust Marketing Services, LLC (EquiTrust Marketing), a subsidiary, serves as distributor and principal underwriter for the EquiTrust Funds. EquiTrust Marketing receives from the Series Fund a front-end load fee ranging from 0% to 5.75% for Class A share sales, an annual distribution services fee of 0.25% for Class A shares and 0.50% for Class B shares, a 0.25% annual administration services fee for Class A and B shares and a contingent deferred sales charge paid on the early redemption of Class B shares. EquiTrust Marketing also serves as the principal dealer for the Series Fund and receives commissions and fees.
Our variable products include sub-accounts that invest in funds managed by outside investment advisors in addition to our proprietary funds. We receive an administrative service fee from the outside investment advisors ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (7 sub-accounts), Dreyfus Corporation (6 sub-accounts), T. Rowe Price Associates, Inc. (5 sub-accounts), Franklin Advisers, Inc. (6 sub-accounts), Summit Investment Partners, Inc. (3 sub-accounts), American Century Investment Management Services, Inc. (5 sub-accounts), and JP Morgan Investment Management Inc. (2 sub-accounts).
We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor and manager of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $16.4 million at December 31, 2006.
EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing, the principal underwriter. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Please read the prospectus before you invest.
Ratings and Competition
Ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life and EquiTrust Life are rated “A”(Excellent) by A.M. Best Company, Inc. (“A.M. Best”), A.M. Best’s third highest rating of 13 ratings assigned to solvent insurance companies, which currently range from “A++”(Superior) to “D”(Poor). In addition, both Farm Bureau Life and EquiTrust Life are rated “A”(Strong) by Standard & Poor’s, which is the third highest rating of eight financial strength ratings assigned to solvent insurance companies, ranging from “AAA”(Extremely Strong) to “CC”(Extremely Weak). A.M. Best and Standard & Poor’s ratings consider claims paying ability and are not a rating of investment worthiness. All of our ratings have been issued with a stable outlook.
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
Scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. In light of ongoing legislative developments, the National Association of Insurance

Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, accounting policies and procedures, specifically focusing on insurance company investments and solvency issues, market conduct, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. We do not believe the adoption of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.
Employees
At December 31, 2006, we had approximately 1,858 employees. A majority of our employees and the executive officers also provide services to Farm Bureau Mutual and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.
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
The market value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, the level of interest rates and recognized equity and bond indices, including, without limitation, the S&P 500 Index, the Dow Jones Index, the NASDAQ 100 Index, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index (the “Indices”). Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can materially and adversely affect the profitability of our products, the market value of our investments and the reported value of stockholders’ equity.
From time to time, for business or regulatory reasons, we may be required to sell certain of our investments at a time when their market value is less than the carrying value of these investments. Rising interest rates may cause declines in the value of our fixed maturity securities. With respect to our available-for-sale fixed maturity securities, such declines (net of income taxes and certain adjustments for assumed changes in amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve) reduce our reported stockholders’ equity and book value per share.
We may have difficulty selling our privately placed fixed maturity securities, commercial mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturity securities. As of December 31, 2006, our privately placed fixed maturity securities, commercial mortgage loans and real estate investments represented approximately 25.6% of the value of our invested assets. If we require significant amounts of cash on short notice, we may have difficulty selling these investments at attractive prices, in a timely manner or both.
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
The profitability of our index annuities that are tied to market indices is significantly affected by the interest earned on investments, by the cost of underlying call options purchased to fund the credits owed to contract holders and by the minimum interest guarantees owed to the contract holder, if any. If there were little or no gains on the call options purchased over the expected life of an index annuity, we would incur expenses for credited interest over and above our option costs. In addition, if we are not successful in matching the terms of call options purchased with the terms of the index annuities, index credits could exceed call option proceeds. These items would cause our spreads to tighten and reduce our profits.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations ¯ Market Risks of Financial Instruments” for further discussion of our interest rate risk exposure and information regarding our asset-liability and hedging programs to help mitigate our exposure to interest rate risk.
Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.
We are subject to the risk that the issuers of our fixed maturity securities and other debt securities (other than our U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2006, we held $8,390.7 million of fixed income securities, $355.2 million of which represented below-investment grade holdings. Of these $355.2 million of below-investment grade holdings, 79.7% were acquired as investment grade holdings but, as of December 31, 2006, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.
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
We have entered into six interest rate swaps with a total notional amount of $300.0 million to manage interest rate risk on a portion of our flexible premium deferred annuity contracts. We also have one interest rate swap with a $46.0 million notional amount to hedge the variable component of the interest rate on our line of credit borrowings. We purchased these instruments from four different counterparties. If these counterparties fail to honor their obligations, we will have additional exposure to an increase in interest rates, which could harm our financial strength and reduce our profitability.
As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk-based capital computations.
As a holding company, we rely on dividends from subsidiaries to assist in meeting our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to pay our parent company payment obligations, including debt service and dividends on our common stock.
The ability of our subsidiaries, Farm Bureau Life and EquiTrust Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2007, the maximum amount legally available for distribution to FBL

Financial Group without further regulatory approval is $38.3 million from Farm Bureau Life and $32.8 million from EquiTrust Life. However, distributions from Farm Bureau Life are not available until December 2007 due to the timing and amount of dividend payments made during 2006.
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

Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our net income.
The process of calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing products for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time or place) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Inaccuracies in one or more of these assumptions could have a material adverse impact on our net income.
Changes in federal tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally offer tax advantages to the policyholders, as compared to other savings instruments such as certificates of deposit and taxable bonds. Tax preferences include the deferral of income tax on the earnings during the accumulation period of the annuity or insurance policy as opposed to the current taxation of other savings instruments and the tax-free status of death benefit proceeds.
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
As noted above, our life subsidiaries are subject to the NAIC’s risk-based capital requirements which are used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insolvent insurance companies.
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

In addition, our investment management subsidiary is registered with the SEC as an investment adviser, and certain of its employees may be subject to state regulation. This subsidiary also manages investment companies (mutual funds) that are registered under the Investment Company Act, which places additional restrictions on its managers. Moreover, certain of our separate accounts are registered as investment companies under the Investment Company Act. The investment companies we advise and our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker/dealer subsidiary that distributes the shares of our managed investment companies’ separate accounts is a broker/dealer registered with the SEC and is subject to regulation under the Exchange Act and various state laws, and is a member of, and subject to regulation by, the NASD. The registered representatives of our broker/dealer subsidiary and of other broker/dealers who distribute our securities products are regulated by the SEC and NASD and are further subject to applicable state laws. We cannot predict the effect that any proposed or future legislation or rule making by the SEC, NASD or the states will have on our financial condition or operational flexibility.
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
We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of participating whole life and universal life products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. New sales of certain term life products are reinsured on a first dollar quota share basis and do not require the reinsurer’s prior approval within various guidelines. Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.1 million depending upon when the policy was issued.
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
Under Statement of Financial Accounting Standards (Statement) No. 133, as amended, derivative instruments (including certain derivative instruments embedded in other contracts) not designated as hedges are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report in five ways.
•	We must mark to market the purchased call options we use to fund the index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their lives. The change in the difference between fair value and remaining option cost at beginning and end of year totaled $75.7 million in 2006, $0.5 million in 2005 and $7.8 million in 2004.

•	Under Statement No. 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the contracts. The change in fair value of embedded derivatives increases with increases in volatility in the indices and changes in interest rates. We record the change in fair value of embedded derivatives as a component of our benefits and expenses, however it will not correspond to the change in fair value of the purchased call options because the purchased options are one or two-year options while the options embedded in the index annuities cover the expected lives of the contracts which typically exceed 10 years. Changes in the value of the embedded derivatives included in the index annuity contracts totaled $70.3 million in 2006, $4.9 million in 2005 and $2.4 million in 2004.

•	Beginning in 2007, we will discontinue the use of hedge accounting for interest rate swaps backing our annuity liabilities. This accounting change, which is required with the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” will require us to record in net income changes in the fair value of these swaps. Under hedge accounting, changes in the fair value of these swaps were recorded as a component of the change in accumulated other comprehensive income. The change in net unrealized gains on these swaps included in the change in accumulated other comprehensive income totaled ($0.8) million in 2006, $2.3 million in 2005 and $1.0 million in 2004.

•	We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the three items discussed above.

•	Our earnings are also affected by the changes in the value of the embedded derivatives in convertible fixed maturity securities, modified coinsurance contracts and when-issued securities. Changes in the value of these embedded derivatives totaled ($0.2) million in 2006, ($0.5) million in 2005 and $0.4 million in 2004.
The application of Statement No. 133 to our derivatives and embedded derivatives may cause volatility in our reported net income in future periods.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, the NASD, the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. While we are not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. The property leased currently consists primarily of approximately 166,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. Operations related to our EquiTrust Life independent distribution are conducted from approximately 26,000 square feet of another office building in West Des Moines, Iowa. We consider the current facilities to be adequate for the foreseeable future.
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
Stock Market and Dividend Information
The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2006 and 2005.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2006
High	$34.55	$36.48	$35.36	$40.66
Low	31.57	29.80	30.48	32.76

Dividends declared and paid	$0.115	$0.115	$0.115	$0.115

2005
High	$28.80	$28.50	$30.79	$32.95
Low	25.85	25.15	27.50	28.88

Dividends declared and paid	$0.105	$0.105	$0.105	$0.105
There is no established public trading market for our Class B common stock. As of February 1, 2007, there were approximately 5,700 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in “street name”), and 24 holders of Class B common stock.
Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2007 will be $0.12 per common share.
For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” and Notes 1 and 13 to the consolidated financial statements.
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2006.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid per	Announced	Under the
	Shares (or Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
October 1, 2006 through October 31, 2006	–	$–	Not applicable	Not applicable
November 1, 2006 through November 30, 2006	500	37.00	Not applicable	Not applicable
December 1, 2006 through December 31, 2006	79	40.28	Not applicable	Not applicable

Total	579	$37.45

(1)	Our 2006 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive and index product charges	$105,033	$96,258	$89,925	$83,944	$78,475
Traditional life insurance premiums	138,401	134,618	131,865	129,190	121,999
Net investment income	535,836	475,443	416,081	395,881	348,359
Derivative income (loss)	70,340	(2,800)	15,607	17,078	(10,418)
Realized/unrealized gains (losses) on investments	13,971	2,961	8,175	(2,008)	(14,879)
Total revenues	887,353	728,148	682,602	641,545	541,115

Net income (1) (2)	90,129	72,842	66,076	65,945	50,668
Net income applicable to common stock (1)	89,979	72,692	65,926	63,648	46,331
Per common share:
Earnings	3.06	2.51	2.31	2.27	1.68
Earnings – assuming dilution	3.01	2.47	2.26	2.23	1.64
Cash dividends	0.46	0.42	0.40	0.40	0.40
Weighted average common shares outstanding – assuming dilution	29,904,624	29,414,988	29,140,890	28,548,882	28,168,508
Consolidated Balance Sheet Data
Total investments	$9,782,626	$8,299,208	$7,501,680	$6,341,701	$5,387,369
Assets held in separate accounts	764,377	639,895	552,029	463,772	347,717
Total assets	12,154,012	10,153,933	9,100,736	7,949,070	6,799,449
Long-term debt (2)	218,399	218,446	217,183	140,200	–
Total liabilities	11,273,154	9,309,538	8,267,934	7,201,082	5,955,362
Company-obligated mandatory redeemable preferred stock of subsidiary trust (2)	–	–	–	–	97,000
Series C redeemable preferred stock (2)	–	–	–	–	85,514
Total stockholders’ equity (3)	880,720	844,231	832,611	747,827	661,363
Book value per common share (3)	29.59	28.88	28.87	26.42	23.71
Notes to Selected Consolidated Financial Data
(1)	Amounts are impacted by equity income from an equity investee totaling $4.4 million in 2003 and $1.4 million in 2002. Beginning in 2004, we discontinued applying the equity method of accounting for this investment as our share of percentage ownership decreased due to the equity investee’s initial public offering of common stock in December 2003.

(2)	See Note 1 to the consolidated financial statements for an explanation of the impact of accounting changes on net income, long-term debt, company-obligated mandatorily redeemable preferred stock of subsidiary trust and Series C redeemable preferred stock beginning in 2003.

(3)	Amounts are impacted by accumulated other comprehensive income totaling $28.2 million in 2006, $82.3 million in 2005, $141.2 million in 2004, $121.6 million in 2003 and $95.1 million in 2002. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserves and value of insurance in force acquired.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview and Profitability
We sell individual life insurance and annuity products through an exclusive distribution channel and individual annuity products through independent agents and brokers. Our exclusive agency force consists of 2,011 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Our fast growing independent channel, which we began in 2003, consists of 18,849 agents and brokers operating throughout the United States. In addition to writing direct insurance, we assume business through various coinsurance agreements. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage three Farm Bureau affiliated property-casualty companies.
Our profitability is primarily a factor of the following:
•	The volume of our life insurance and annuity business in force, which is driven by the level of our sales, the volume of business assumed through coinsurance agreements and the persistency of the business written.

•	The amount of spread (excess of net investment income earned over interest credited/option costs) we earn on contract holders’ general account balances.
•	The amount of fees we earn on contract holders’ separate account balances.

•	Our ability to price our life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, investment results and our ability to maintain expenses in accordance with pricing assumptions drive our margins on the life products. On many products, we have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

•	Our ability to manage our investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.

•	Our ability to manage the level of our operating expenses.

•	Changes in fair values of derivatives and embedded derivatives relating to our index annuity business.
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
The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs and deferred sales inducements, are capitalized and amortized into expense. We also record an asset, value of insurance in force acquired, for the cost assigned to insurance contracts when an insurance company is acquired. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally “locked in” at the date the policies are issued. For participating traditional life insurance, interest sensitive and index products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted (also known as “unlocked”) when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs and deferred sales inducements are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.
Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.
As described in more detail in Note 1 to our consolidated financial statements, during the first quarter of 2006, we changed our method of computing share-based compensation expense, and changed our presentation of the related excess tax deductions in the consolidated statement of cash flows. In addition, effective January 1, 2004, we changed our method of computing reserves for guaranteed minimum death benefits and incremental death benefits associated with our variable annuities.
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

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Fixed maturities – available for sale	We estimate the fair values of securities that are not actively traded.	Fair values are principally estimated using a matrix calculation assuming a spread over U.S. Treasury bonds. The spread is based on current interest rates, risk assessment of the bonds and the current market environment.	We believe that reasonable changes in the credit spreads, ranging from 17 basis points to 151 basis points, depending upon credit quality, would produce a total value ranging from $312.4 million to $298.1 million, as compared to the recorded amount of $301.4 million. Unrealized gains and losses on these securities are recorded directly in stockholders’ equity, net of offsets, as a component of accumulated other comprehensive income.
Fixed maturities – available for sale and equity securities	We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.	We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value and other key economic measures.	At December 31, 2006, we had 782 fixed maturity and equity securities with gross unrealized losses totaling $122.6 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition – Investments” section that follows. Net income would have been reduced by approximately $33.8 million if all these securities were deemed to be other-than-temporarily impaired on December 31, 2006.
Deferred policy acquisition costs and deferred sales inducements	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is dependent upon estimates of future gross profits or margins on this business. Key assumptions used include the following:
• yield on investments supporting the liabilities,
• amount of interest or dividends credited to the policies,
• amount of policy fees and charges,
• amount of expenses necessary to maintain the policies, and
• amount of death and surrender benefits and the length of time the policies will stay in force.
		These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is expected to total $96.5 million for 2007, excluding the impact of new production in 2007. A 10% increase in estimated gross profits for 2007 would result in $7.8 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in an $8.0 million reduction of amortization expense.

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Future policy benefits	Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates and dividend crediting rates.

	The development of reserves for future policy benefits for index annuities requires the valuation of the embedded derivatives relating to the contract holder’s right to participate in one or more market indices. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indices, risk free interest rates, market returns and the expected lives of the contracts.	These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant. For index annuities, these assumptions are revised at each balance sheet date.	Due to the number of independent variables inherent in the calculation of traditional life insurance reserves and reserves for the embedded derivatives in index annuities, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.
Other assets/liabilities	The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2006 totaled $6.4 million.	We have assumed the expected long-term rate of return on plan assets will be 7.00%. In estimating the discount rate, we use the Citigroup Pension Discount Liability Index yield curve (5.50% for 2006), as it represents a group of high quality fixed income bonds that could be used to settle the pension obligations.	A 100 basis point decrease in the expected return on assets would result in a $0.5 million increase in pension expense and a 100 basis point increase would result in a $0.5 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $0.6 million increase in pension expense while a 100 basis point increase would result in a $0.5 million decrease to pension expense.

Results of Operations for the Three Years Ended December 31, 2006

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Revenues	$887,353	$728,148	$682,602
Benefits and expenses	753,865	619,585	590,110

	133,488	108,563	92,492
Income taxes	(44,368)	(36,780)	(27,709)
Minority interest and equity income	1,009	1,059	1,293

Net income	90,129	72,842	66,076
Less dividends on Series B preferred stock	(150)	(150)	(150)

Net income applicable to common stock	$89,979	$72,692	$65,926

Earnings per common share	$3.06	$2.51	$2.31

Earnings per common share – assuming dilution	$3.01	$2.47	$2.26

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$140,279	$177,408	$231,240
Traditional Annuity – Independent Distribution	1,808,482	902,305	472,273
Traditional and Universal Life Insurance	175,185	170,736	167,799
Variable Annuity and Variable Universal Life (1)	154,651	162,125	133,277
Reinsurance assumed and other	17,604	20,159	219,118

Total	$2,296,201	$1,432,733	$1,223,707

Direct life insurance in force, end of year (in millions)	$38,372	$35,917	$33,890
Life insurance lapse rates	6.5%	7.0%	7.5%
Withdrawal rates — individual traditional annuity:
Exclusive Distribution	5.1%	3.1%	3.1%
Independent Distribution	5.1%	5.1%	4.7%
(1) Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is a non-GAAP financial measure for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – Independent Distribution premiums collected increased significantly during 2006 and 2005 due to the successful expansion of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 18,849 at December 31, 2006 from 10,162 at December 31, 2005 and 4,778 at December 31, 2004. Reinsurance assumed and other premiums collected in 2006 and 2005 decreased from 2004 due to the suspension of a coinsurance agreement (the coinsurance agreement) with American Equity Investment Life Insurance Company (American Equity) effective August 1, 2004. As a result of this suspension, no transfers of new business will occur unless we and American Equity agree to resume the coinsurance of new business. The business assumed by us prior to the suspension remains as part of our in force business.
Net income applicable to common stock increased 23.8% in 2006 to $90.0 million and 10.3% in 2005 to $72.7 million. As discussed in detail below, net income applicable to common stock in 2006 was positively impacted by growth in the volume of business in force and an increase in realized gains on investments, partially offset by increases in death benefits and expenses resulting from a lawsuit settlement in 2006 totaling $4.9 million ($0.11 per basic and diluted common share, after taxes). Net income applicable to common stock in 2005 was positively impacted by growth in the volume of business in force, an increase in spreads earned and a reduction in other underwriting, acquisition and insurance expenses, partially offset by a decrease in realized gains on investments and a net increase in the value of embedded derivatives relating to our index annuities.
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
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Year ended December 31,
	2006	2005	2004
Weighted average yield on cash and invested assets	6.02%	6.18%	6.14%
Weighted average interest crediting rate/index cost	3.57%	3.68%	3.97%

Spread	2.45%	2.50%	2.17%

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
The derivative instruments (including certain derivative instruments embedded in other contracts) associated with our index annuity products are recognized in the consolidated balance sheets at their fair values and changes in fair value are recognized immediately in earnings. The net impact of changes in fair value of call option assets and embedded derivatives related to future annual index credits totaled $1.0 million in 2006, ($1.9) million in 2005 and $0.8 million in 2004, net of adjustments for amortization of deferred policy acquisition costs, deferred sales inducements and income taxes.
We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an unlocking process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking on our results is as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share data)
Amortization of deferred policy acquisition costs	$1,570	$1,732	$1,327
Amortization of deferred sales inducements	146	108	–
Amortization of value of insurance in force acquired	(405)	584	1,183
Amortization of unearned revenues	332	(397)	(33)

Increase to pre-tax income	$1,643	$2,027	$2,477

Impact per common share (basic and diluted), net of tax	$0.04	$0.04	$0.06

The amounts of the unlocking adjustments and whether they increase or decrease income depend upon the nature of the underlying assumption changes made in the underlying amortization models. See the “Segment Information” section that follows for additional discussion of our unlocking adjustments.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (Statement) No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” As a result of adopting Statement No. 123(R), net income for the full year 2006 was $0.2 million lower (less than $0.01 per basic and diluted common share), than if we had continued to account for share-based compensation under Statement No. 123.

Premiums and product charges are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$105,033	$96,258	$89,925
Traditional life insurance premiums	138,401	134,618	131,865
Accident and health premiums	415	385	480

Total	$243,849	$231,261	$222,270

Premiums and product charges increased 5.4% in 2006 to $243.8 million and 4.0% in 2005 to $231.3 million. The increases in interest sensitive and index product charges in 2006 and 2005 are driven principally by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products.
Surrender charges totaled $18.3 million in 2006, $13.5 million in 2005 and $9.9 million in 2004. Surrender charges increased due primarily to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to increases in premiums collected as summarized in the “Other data” table above, totaled $6,861.7 million for 2006, $5,523.8 million for 2005 and $4,638.7 million for 2004. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to the annuity business assumed under the coinsurance agreement and business written directly through the EquiTrust Life independent agents as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder. We started assuming business under the coinsurance agreement in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. In total, surrender charges on this coinsurance and direct business totaled $15.6 million for 2006, $10.9 million for 2005 and $7.6 million for 2004.
Cost of insurance charges totaled $63.8 million in 2006, $61.9 million in 2005 and $59.8 million in 2004. Cost of insurance charges increased due primarily to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.0 years in 2006, 44.6 years in 2005 and 44.0 years in 2004.
Mortality and expense fees totaled $8.1 million in 2006, $6.9 million in 2005 and $5.8 million in 2004. Mortality and expense fees increased due to increases in the separate account balances on which fees are based. The average separate account balance increased to $697.6 million for 2006, from $588.0 million for 2005 and $500.9 million for 2004 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $93.6 million for 2006, $118.2 million for 2005 and $96.6 million for 2004. Net investment income and net realized and unrealized gains on separate account assets totaled $39.8 million for 2006, $37.7 million for 2005 and $49.0 million for 2004.
Traditional premiums increased in 2006 and 2005 due to an increase in the volume of business in force. The increase in the business in force is attributable primarily to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $18,295 million for 2006, $17,344 million for 2005 and $16,246 million for 2004. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 12.7% in 2006 to $535.8 million and increased 14.3% in 2005 to $475.4 million. These increases are primarily due to an increase in average invested assets. Average invested assets increased 15.4% to $8,822.7 million (based on securities at amortized cost) in 2006 and 13.5% to $7,645.4 million in 2005. Average invested assets totaled $6,734.7 million in 2004. The increases in average invested assets in 2006 and 2005 are due principally to net premium inflows from the Life Companies. The annualized yield earned on average invested assets decreased to 6.07% in 2006 from 6.22% in 2005 and 6.18% in 2004. Market conditions in 2006, 2005 and 2004 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. The average yields on fixed maturity securities purchased were 6.04% for 2006, 5.44% for 2005 and 5.56% for 2004. The average yields on fixed maturity securities maturing or being paid down were 6.62% for 2006, 6.10% for 2005 and 6.34% for 2004. For 2005, the impact of these market conditions on our portfolio yield was offset by increased fee income. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $8.9 million in 2006, $8.4 million in 2005 and $2.5 million in 2004. Net investment income also includes $0.1 million in 2006, ($0.6) million in 2005 and ($0.5) million in 2004 representing the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions during the respective periods. See “Financial Condition — Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.
Derivative income (loss) is as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$67,919	$41,569	$33,637
Change in the difference between fair value and remaining option cost at beginning and end of year	75,655	467	7,793
Cost of money for call options	(73,070)	(44,335)	(26,271)

	70,504	(2,299)	15,159
Other	(164)	(501)	448

Total	$70,340	$(2,800)	$15,607

Gains received at expiration are attributable to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $3,200.1 million for 2006, $2,299.1 million for 2005 and $1,593.6 million for 2004. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the change in the S&P 500 Index® (upon which the majority of our options are based). The range of index appreciation for S&P 500 Index options during 2006, 2005 and 2004 is as follows:

Year Ended December 31,
	2006	2005	2004

Annual point-to-point strategy	1.1%-16.0%	1.6%-7.9%	5.5%-40.2%
Monthly point-to-point strategy	0.0%-12.7%	0.1%-12.0%	N/A
Monthly average strategy	0.9%-9.1%	0.0%-9.9%	2.3%-29.2%
Daily average strategy	0.7%-8.7%	0.0%-9.2%	N/A
The change in fair value is also reduced by participation rates and caps, as applicable, on the underlying options. Furthermore, the change in fair value is impacted by options based on other underlying indices and the timing of option settlements. The cost of money for call options increased due primarily to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$16,861	$8,200	$15,633
Realized losses on sales	(633)	(2,833)	(941)
Realized losses due to impairments	(2,340)	(2,250)	(6,517)
Unrealized gains (losses) on trading securities	83	(156)	–

Total	$13,971	$2,961	$8,175

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Gains on sales in 2006 include $13.5 million related to the sale of 2,500,000 shares of our investment in American Equity Investment Life Holding Company (AEL) common stock. It also includes a $1.9 million dollar gain related to the sale of our equity investment in an affiliate, Western Agricultural Insurance Company, to another affiliate, Farm Bureau Mutual Insurance Company. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2006 and 2005.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding our significant investment impairments for 2006, 2005 and 2004, including the circumstances requiring the write downs, are summarized in the following table:

	Impairment
General Description	Loss	Circumstances
	(Dollars in
	thousands)
Year ended December 31, 2006:

Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faced labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)

Year ended December 31, 2005:

Major United States airline	$435	During the third quarter, adverse details regarding the financial status of the company became available and the company filed for bankruptcy protection. (A)

Major United States automaker	$1,295	During the second quarter, adverse details regarding the financial status of the company became available. (A)

	Impairment
General Description	Loss	Circumstances
	(Dollars in
	thousands)
Year ended December 31, 2004:

Major United States airline	$1,228	During the third quarter, the company was restructuring its lease obligations with lenders and negotiating labor costs. The company stated that if labor costs were not reduced, bankruptcy was probable. (A)

Major United States airline	$3,430	During the second quarter, the company was negotiating labor costs and we determined there was a high probability of restructuring and possible bankruptcy filing. (A)

Textile manufacturer	$1,632	During the first quarter, we noted disappointing fiscal second quarter 2004 results and a 9% decrease in sales. These were credit specific issues with no impact on other material investments.
(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non- insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the years.
Interest sensitive and index product benefits are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$204,693	$191,475	$175,459
Index credits	71,299	44,549	49,688
Change in value of embedded derivative	70,295	4,891	2,352
Amortization of deferred sales inducements	18,680	10,263	6,792
Interest sensitive death benefits	44,160	37,840	33,792

Total	$409,127	$289,018	$268,083

Interest sensitive and index product benefits increased 41.6% in 2006 to $409.1 million and 7.8% in 2005 to $289.0 million. The increases in interest sensitive and index product benefits for 2006 and 2005 are due primarily to an increase in volume of annuity business in force and an increase in interest sensitive death benefits. In 2006, interest sensitive and index product benefits were also impacted by an increase in market appreciation on the indices backing the index annuities. The increases in interest sensitive and index product benefits for 2005 were partially offset by the impact of decreases in interest crediting rates on many of our products during 2005 and 2004. Interest sensitive and index product benefits can tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, the value of the embedded derivatives in our index annuities and amortization of deferred sales inducements.
The average aggregate account value of annuity contracts in force, which increased due to increases in premiums collected as summarized in the “Other data” table above, totaled $5,970.0 million for 2006, $4,637.6 million for 2005 and $3,762.0 million for 2004. These account values include values relating to index contracts totaling $3,200.1 million for 2006, $2,299.1 million for 2005 and $1,593.6 million for 2004.

The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.57% for 2006, 3.68% for 2005 and 3.97% for 2004. In 2005 and 2004, decreases in interest crediting rates were made in response to declining yields as noted in the “Net investment income” section above.
The changes in the amount of index credits are impacted by growth in the volume of index annuities in force and the amount of appreciation/depreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income (loss).” The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, during 2006, we reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million. This adjustment, which is the correction of an overstatement that started in 2001, increased net income $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. This adjustment does not impact our segment results as the segment results are based on operating income which, as explained in the section entitled “Segment Information,” excludes the impact of changes in the valuation of derivatives.
The increases in amortization of deferred sales inducements are due to capitalization of costs incurred with new sales and profitability on the underlying business. Deferred sales inducements on interest sensitive and index products totaled $225.1 million at December 31, 2006, $147.0 million at December 31, 2005 and $78.4 million at December 31, 2004. Amortization of deferred sales inducements includes increases (decreases) of $1.4 million in 2006, ($0.6) million in 2005 and $0.2 million in 2004 due to the impact of realized/unrealized gains and losses on investments and the change in unrealized gains and losses on derivatives.
Traditional life insurance and accident and health policy benefits are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Traditional life insurance and accident and health policy benefits:
Traditional life insurance and accident and health benefits	$91,135	$85,600	$83,329
Increase in traditional life and accident and health future policy benefits	33,455	36,327	34,149
Distributions to participating policyholders	22,610	22,907	24,733

Total	$147,200	$144,834	$142,211

Traditional life insurance and accident and health policy benefits increased 1.6% in 2006 to $147.2 million and 1.8% in 2005 to $144.8 million. These increases are attributable to increases in traditional life insurance death and surrender benefits and an increase in the volume of traditional life business in force. Traditional life insurance death benefits increased 4.5% to $53.8 million in 2006 and 7.9% to $51.5 million in 2005. Surrender benefits increased 9.8% to $32.9 million in 2006 and less than 0.1% to $30.0 million in 2005. The increases in death and surrender benefits also contributed to lower increases in traditional life future policy benefits in 2006. The change in traditional life and accident and health future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Distributions to participating policyholders decreased in 2006 and 2005 due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the “Net investment income” section above. Traditional life insurance and accident and health policy benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,497	$13,904	$14,473
Amortization of deferred policy acquisition costs	68,541	57,207	52,717
Amortization of value of insurance in force acquired	3,458	2,861	2,321
Other underwriting, acquisition and insurance expenses, net of deferrals	79,069	78,616	80,535

Total	$164,565	$152,588	$150,046

Underwriting, acquisition and insurance expenses increased 7.8% in 2006 to $164.6 million and 1.7% in 2005 to $152.6 million. Commission expense decreased in 2006 and 2005 primarily due to the impact of agent contract changes, partially offset by the impact of an increase in premiums. An increase in commission allowances on reinsurance ceded also contributed to the 2005 decrease in commission expense. Amortization of deferred policy acquisition costs increased due primarily to an increase in profitability and volume of business in force resulting from direct sales from our EquiTrust Life distribution channel. Amortization of deferred policy acquisition costs on this business totaled $16.4 million in 2006, $6.2 million in 2005 and $0.7 million in 2004. The impact of realized/unrealized gains and losses on investments and the change in unrealized gains/losses on derivatives also increased (decreased) amortization of deferred policy acquisition costs $1.6 million in 2006, ($1.5) million in 2005 and $1.4 million in 2004. In addition, amortization of deferred policy acquisition costs during 2005 increased $0.9 million in connection with the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts. Amortization of value of insurance in force acquired increased in 2006 and 2005 primarily due to the impact of unlocking described above, partially offset in 2006 by the impact of increased death benefits on the underlying business.
Other underwriting, acquisition and insurance expenses increased in 2006 primarily due to a $4.9 million lawsuit settlement and a $0.9 million increase in stock-based compensation expense. These increases were partially offset by expense savings initiatives, mostly relating to the closure of a life processing unit in Manhattan, Kansas during the third quarter of 2005. See Note 1 of our notes to the consolidated financial statements for further details regarding the lawsuit settlement and a related unrecorded gain contingency. Other underwriting, acquisition and insurance expenses decreased in 2005 due primarily to a $2.1 million decrease in information technology expenses, a $1.5 million decrease in expenses relating to the imaging of policy files and a $0.6 million decrease in the loss on the sale of fixed assets. The information technology and imaging decreases are the result of completing projects and a reduction in allocated resources. These items were partially offset by a $2.3 million charge for severance, early retirement benefits and other costs relating to the closure of the life processing unit and other unrelated terminations during 2005.
Interest expense totaled $11.7 million in 2006 compared to $13.6 million in 2005 and $11.4 million in 2004. The decrease in 2006 is primarily a result of the redemption of our Series C preferred stock in December 2005. Interest expense included $2.3 million in 2005 and $2.2 million in 2004 of dividends on the Series C redeemable preferred stock. The increase in 2005 is partially attributable to the issuance of $75.0 million of 5.85% Senior Notes (Senior Notes) in April 2004. Interest on the Senior Notes totaled $4.3 million for 2006 and 2005 and $3.1 million for 2004. In addition, interest expense increased in 2006 and 2005 due to increases in the effective interest rate on our $46.0 million line of credit to an average of 5.50% in 2006, from 4.55% in 2005 and 2.70% in 2004.
Income taxes increased 20.6% in 2006 to $44.4 million and increased 32.7% in 2005 to $36.8 million. The effective tax rate was 33.2% for 2006, 33.9% for 2005 and 30.0% for 2004. Our effective tax rates are impacted by tax accrual reversals. Based on events and analysis performed, we determined that these tax accruals were no longer necessary and related benefits totaling $0.5 million in 2006 and 2005 and $4.5 million in 2004 were recorded. The effective rates, excluding the impact of the accrual reversals, were 33.6% in 2006, 34.4% in 2005 and 34.8% in 2004. The effective tax rates were lower than the federal statutory rate of 35% due primarily to tax-exempt interest and tax-exempt dividend income. The decrease in the 2006 effective rate is primarily attributable to less nondeductible interest due to the redemption of the Series C preferred stock in December 2005.

Equity income, net of related income taxes, totaled $1.1 million in 2006, $1.2 million in 2005 and $1.4 million in 2004. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are analyzed net of any transactions between the segments. Operating income (loss) represents net income excluding the impact, net of tax, of (1) realized and unrealized gains and losses on investments, (2) changes in net unrealized gains and losses on derivatives and (3) for 2006, a lawsuit settlement. The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income to measure our performance is summarized in Note 14, “Segment Information,” to the consolidated financial statements.
Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. This change, coupled with a refinement in the allocation of accrued investment income and certain other assets and liabilities among the segments, resulted in an increase (decrease) in investments in our segments as of January 1, 2005 as follows: Exclusive Annuity – $41.9 million; Independent Annuity – $19.8 million; Traditional and Universal Life Insurance – ($69.4) million; Variable – ($12.5) million and Corporate and Other – $20.2 million. Accordingly, operating revenues and pre-tax operating income (loss) by segment in 2005 is impacted by the income on the investments transferred. An estimate of the impact of this asset transfer on operating revenues and pre-tax operating income (loss) for 2005 is as follows: Exclusive Annuity – $2.7 million; Independent Annuity – $1.3 million; Traditional and Universal Life Insurance – ($4.5) million; Variable – ($0.8) million and Corporate and Other – $1.3 million.
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

A reconciliation of net income to pre-tax operating income (loss) and a summary of pre-tax operating income (loss) by segment follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income	$90,129	$72,842	$66,076

Realized/unrealized gains on investments	(13,971)	(2,961)	(8,175)
Change in net unrealized gains/losses on derivatives	(4,574)	6,061	(2,435)
Change in amortization of:
Deferred policy acquisition costs	1,561	(1,456)	1,400
Deferred sales inducements	1,409	(570)	206
Value of insurance in force acquired	(54)	(6)	177
Unearned revenue reserve	1	2	45
Lawsuit settlement	4,880	–	–
Income tax offset	3,762	(375)	3,071

	(6,986)	695	(5,711)

Income taxes on operating income	41,218	37,811	25,390

Pre-tax operating income	$124,361	$111,348	$85,755

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$35,555	$34,426	$26,285
Traditional Annuity – Independent Distribution	30,439	22,174	13,701
Traditional and Universal Life Insurance	58,706	54,814	52,052
Variable	3,596	2,609	2,151
Corporate and Other	(3,935)	(2,675)	(8,434)

	$124,361	$111,348	$85,755

A discussion of our operating results, by segment, follows:

Traditional Annuity – Exclusive Distribution Segment

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$1,091	$824	$754
Net investment income	146,433	146,620	134,014
Derivative loss	(159)	(8)	–

	147,365	147,436	134,768
Benefits and expenses	111,810	113,010	108,483

Pre-tax operating income	$35,555	$34,426	$26,285

Other data
Annuity premiums collected, direct	$140,279	$177,408	$231,240
Policy liabilities and accruals, end of year	2,229,612	2,213,019	2,119,638

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.28%	6.42%	6.21%
Weighted average interest crediting rate/index cost	4.03%	4.16%	4.53%

Spread	2.25%	2.26%	1.68%

Individual traditional annuity withdrawal rate	5.1%	3.1%	3.1%

Pre-tax operating income for the Exclusive Annuity segment increased 3.3% in 2006 to $35.6 million and 31.0% in 2005 to $34.4 million. The increase in 2005 was primarily driven by an increase in net investment income. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,479.5 million for 2006, $1,428.8 million for 2005 and $1,308.5 million for 2004.
Net investment income includes $3.5 million in 2006, $4.2 million in 2005 and $0.7 million in 2004 in fee income from bond calls, tender offers and mortgage loan prepayments and the reversal of net discount accretion on mortgage and asset-backed securities as noted in the “Net investment income” section above. Net investment income was also positively impacted in 2005 by an increase in investments due to the change in allocation of capital discussed above. These factors were partially offset by the impact of market investment rates being lower than our portfolio yield or yield on investments maturing or being paid down.
Benefits and expenses were impacted by changes in the assumptions used to calculate deferred policy acquisition costs as discussed under “Significant Accounting Policies and Estimates.” Amortization of deferred policy acquisition costs decreased $1.7 million in 2006, increased $2.4 million in 2005 and decreased $0.3 million in 2004 due to changes in the assumptions used to calculate deferred policy acquisition costs. The 2005 unlocking adjustment is primarily due to a change in the premium persistency assumption on our flexible premium deferred annuity business. Amortization of value of insurance in force acquired was reduced $0.2 million in 2006 and $0.7 million in 2005 and 2004 as a result of changes in the assumptions used in the underlying calculation. Other underwriting expenses decreased 8.4% in 2006 to $8.9 million and 8.6% in 2005 to $9.7 million primarily due to expense savings initiatives.
Premiums collected decreased 20.9% to $140.3 million in 2006 and 23.3% to $177.4 million in 2005. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decreases in annuity premiums in 2006 and 2005 are due to a rise in short-term market interest rates during these years, making certificates of deposit and other short-term investments more attractive in relation to traditional annuities. During 2006, we also believe the competitive environment resulted in increased surrenders, therefore increasing the withdrawal rate. To enhance our competitive position in the current interest rate environment, we introduced a new deferred annuity contract effective July 1, 2006 that has an interest crediting rate based on the current market investment rates.
The changes in the weighted average yield on cash and invested assets are primarily attributable to the items affecting net investment income noted above. We reduced the crediting rates on most of our annuity products in 2004 in response to the impact of declining market interest rates on our investment portfolio yield. In 2006 we increased the crediting rate on our primary fixed premium deferred annuity product ten basis points in response to increased income generated from interest rate swaps we utilize to hedge a portion of our annuity portfolio. Income from these swaps, which is netted against interest credited, totaled $3.7 million in 2006 and $1.0 million in 2005, compared to a net cost of $1.6 million in 2004. See “Market Risks of Financial Instruments” following and Note 3 to the consolidated financial statements for additional information regarding these hedges.

Traditional Annuity – Independent Distribution Segment

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$15,612	$10,895	$7,593
Net investment income	225,206	161,566	124,712
Derivative income (loss)	(4,371)	(2,473)	6,959

	236,447	169,988	139,264
Benefits and expenses	206,008	147,814	125,563

Pre-tax operating income	$30,439	$22,174	$13,701

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$807,103	$100,298	$55,145
Index annuities	1,001,379	802,007	417,128

Total annuity premiums collected, independent channel	1,808,482	902,305	472,273
Annuity premiums collected, assumed	4,725	6,149	204,117
Policy liabilities and accruals, end of year	5,367,949	3,571,365	2,710,811

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	5.77%	5.86%	5.90%
Weighted average interest crediting rate/index cost	3.26%	3.26%	3.50%

Spread	2.51%	2.60%	2.40%

Individual traditional annuity withdrawal rate	5.1%	5.1%	4.7%
Pre-tax operating income for the Independent Annuity segment increased 37.3% in 2006 to $30.4 million and 61.8% in 2005 to $22.2 million. These increases are due principally to growth in the volume of business in force and, for 2005, an increase in spreads earned on individual deferred annuities. Revenues, benefits, expenses and the volume of business in force increased in 2006 and 2005 due to growth of our EquiTrust Life distribution channel. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $4,401.2 million for 2006, $3,114.7 million for 2005 and $2,359.8 million for 2004.
The increases in interest sensitive and index product charges in 2006 and 2005 are due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income in 2006 and 2005 are attributable to growth in invested assets due principally to net premium inflows, partially offset by the impact of a decline in our investment yield. Net investment income includes $2.1 million in 2006, $0.5 million in 2005 and ($0.1) million in 2004 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. Net investment income for 2005 was also positively impacted by the change in allocation of capital discussed above. The changes in derivative income (loss) are primarily due to increases in the cost of money for call options, partially offset by increases in proceeds from option settlements as discussed under “Derivative income (loss)” above. The cost of money for call options totaled $72.8 million in 2006, $44.3 million in 2005 and $26.3 million in 2004. Call option settlements totaled $68.5 million in 2006, $41.9 million in 2005 and $33.2 million in 2004.
Benefits and expenses increased in 2006 and 2005 due to growth in the volume of business in force. Index credits increased $26.6 million in 2006 however decreased $5.1 million in 2005 due to timing of policy anniversary dates and the amount of appreciation in the underlying indices. Operating expenses include $5.9 million in 2006, $4.1 million in 2005 and $4.0 million in 2004 relating to the expansion of our EquiTrust Life distribution.
Premiums collected increased significantly in 2006 and 2005 period due to continued growth of our EquiTrust Life distribution channel. This is driven largely by an increase in the number of licensed independent agents to 18,849 at December 31, 2006, from 10,162 at December 31, 2005, and 4,778 at December 31, 2004.

In 2006, the weighted average yields on cash and invested assets were impacted by market investment rates being lower than our portfolio yield, partially offset by the increase in fee income discussed above. For 2006, the weighted average interest crediting rate/index cost was primarily impacted by an increase in the cost of options, offset by an increase in the sale of fixed rate annuities. Fixed rate annuities sold are primarily multi-year guarantee products that typically have a lower crediting rate and spread target. Our spreads earned for 2005 and 2004 were primarily impacted by changes in spreads on index annuities assumed under the coinsurance agreement, which is driven by option costs, the extent to which the business was over hedged and fluctuations in the minimum guarantees credited to the contracts.
Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$44,997	$43,972	$43,893
Traditional life insurance premiums and other income	138,401	134,618	131,865
Net investment income	142,620	141,933	137,667

	326,018	320,523	313,425
Benefits and expenses	267,312	265,709	261,373

Pre-tax operating income	$58,706	$54,814	$52,052

Other data
Life premiums collected, net of reinsurance	$187,649	$184,308	$182,302
Policy liabilities and accruals, end of year	2,131,548	2,098,778	2,075,352
Direct life insurance in force, end of year (in millions)	30,668	28,416	26,559

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.61%	6.70%	6.62%
Weighted average interest crediting rate	4.49%	4.52%	4.51%

Spread	2.12%	2.18%	2.11%

Life insurance lapse rate	6.8%	7.3%	8.1%
Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 7.1% in 2006 to $58.7 million and 5.3% in 2005 to $54.8 million. The increase in 2006 is primarily due to an increase in the volume of business in force and a decrease in other underwriting expenses, partially offset by an increase in death benefits and lower spreads on our interest sensitive life business. The increase for 2005 is driven by an increase in the volume of business in force, increased spreads and the impact of unlocking on deferred policy acquisition costs.
Traditional life insurance premiums increased in 2006 and 2005 due primarily to sales of life products by our Farm Bureau Life agency force. Net investment income includes $2.8 million in 2006, $1.7 million in 2005 and $1.1 million in 2004 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. Net investment income was also positively impacted in 2005 by a decrease in our cash position and increased investment in corporate bonds. These factors were partially offset by the impact of market investment rates being lower than our investment portfolio yield or yield on investments maturing or being paid down.
Death benefits totaled $81.2 million in 2006, $75.4 million in 2005 and $69.9 million in 2004. Surrender benefits totaled $37.0 million in 2006, $33.8 million in 2005 and $35.2 million in 2004. Amortization of deferred policy acquisition costs was reduced by $1.8 million in 2006, $3.2 million in 2005 and $1.4 million in 2004 due to changes in the assumptions used to calculate deferred policy acquisition costs. The 2005 unlocking adjustment is primarily due to a change in the estimate of projected investment income on traditional participating life business. Other underwriting expenses also decreased 12.4% to $31.1 million in 2006 due to a reduction in software costs and expense saving initiatives, primarily relating to the closure of a life insurance processing unit during 2005. Other underwriting expenses in 2005 include approximately $0.8 million of severance benefits as a result of closing the life processing unit and other unrelated terminations.

The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above. The changes in our spread earned are due primarily to changes in investment yield.
Variable Segment

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Pre-tax operating income:
Operating revenues:
Interest sensitive product charges	$43,334	$40,569	$37,730
Net investment income	14,437	14,653	13,814
Other income	1,239	973	899

	59,010	56,195	52,443
Benefits and expenses	55,414	53,586	50,292

Pre-tax operating income	$3,596	$2,609	$2,151

Other data
Variable premiums collected, net of reinsurance	$154,651	$162,125	$133,277
Policy liabilities and accruals, end of year	237,343	243,621	229,376
Separate account assets, end of year	764,377	639,895	552,029
Direct life insurance in force, end of year (in millions)	7,704	7,501	7,331
Pre-tax operating income for the Variable segment totaled $3.6 million in 2006, $2.6 million in 2005 and $2.2 million in 2004. The increase in 2006 is due to the impact of an increase in the volume of business in force, partially offset by an increase in death benefits and amortization of deferred policy acquisition costs. The increase in 2005 is due to an increase in the volume of business in force, partially offset by an increase in death benefits and a loss on the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts.
Interest sensitive product charges increased in 2006 and 2005 due to increases in mortality and expense fee income and cost of insurance charges. Mortality and expense fee income increased 18.2% to $8.1 million in 2006 and 19.4% to $6.9 million in 2005 due to growth in separate account assets. Cost of insurance charges increased 5.3% to $26.7 million in 2006 and 6.0% to $25.4 million in 2005 due primarily to aging of business in force. Death benefits in excess of related account values on variable universal life policies increased 18.3% to $14.7 million in 2006 and 21.1% to $12.4 million in 2005. Amortization of deferred policy acquisitions costs increased $1.8 million in 2006, decreased $0.6 million in 2005 and increased $0.8 million in 2004 due to changes in assumptions used to calculate deferred policy acquisition costs.
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

Corporate and Other Segment

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Accident and health insurance premiums	$415	$385	$480
Net investment income	7,140	10,671	5,874
Other income	22,118	20,310	19,570

	29,673	31,366	25,924
Interest expense	11,744	13,590	11,397
Benefits and other expenses	23,485	22,166	25,006

	(5,556)	(4,390)	(10,479)
Minority interest	(126)	(159)	(105)
Equity income, before tax	1,747	1,874	2,150

Pre-tax operating loss	$(3,935)	$(2,675)	$(8,434)

Pre-tax operating loss totaled $3.9 million in 2006 compared to $2.7 million in 2005 and $8.4 million in 2004. The increase in losses in 2006 is primarily due to a decrease in net investment income, partially offset by a decrease in interest expense. The decrease in losses for 2005 is primarily due to an increase in net investment income and reduction in operating expenses, partially offset by an increase in interest expense.
Net investment income declined in 2006 primarily due to a decrease in investments resulting from the redemption of the Series C preferred stock in December 2005 and an increase in investments allocated to the product segments. Net investment income in 2005 was positively impacted by the change in allocation of capital discussed above and an increase in invested assets from our Senior Note offering in April 2004. Net investment income includes fee income from bond calls, mortgage loan prepayments and the reversal of net discount accretion on mortgage and asset-backed securities totaling $0.5 million in 2006, $1.2 million in 2005 and $0.2 million in 2004. In addition, we recorded $0.9 million in net investment income during 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period.
Other income includes revenues relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in other income are generally attributable to fluctuations in the level of these services provided during the years.
Interest expense decreased in 2006 due to the redemption of our Series C preferred stock but increased in 2005 due to our Senior Notes offering. Interest expense also increased during 2006 and 2005 due to an increase in the effective interest rate on our line of credit as discussed in the “Interest Expense” section above. The decrease in benefits and expenses in 2005 is attributable to an estimated $4.0 million reduction in insurance-related expenses due to the change in the method of allocating indirect expenses among the segments as discussed above.
Pending Accounting Changes
As described in more detail in Note 1 to the consolidated financial statements, we will be subject to certain pending accounting changes. During 2007, we plan to adopt the following:
•	Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26), which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability. Upon adoption, we will undesignate the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts and begin recording changes in unrealized gains or losses on these swaps in derivative income, rather than accumulated other comprehensive income. The impact of this adoption will vary based on changes in market conditions. Net unrealized gains on these swaps included in accumulated other comprehensive income totaled $4.4 million at December 31, 2006, $5.5 million at December 31, 2005 and $3.2 million at December 31, 2004.
•	Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes. Upon adoption, we expect to record a tax liability for tax positions totaling less than $0.5 million.

•	Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts,” which provides guidance on accounting for internal replacements of one insurance contract for another insurance contract. We do not expect to record a cumulative effect of accounting change adjustment upon adoption of this SOP in 2007 as adoption is expected to have an insignificant impact on lapse assumptions included in our deferred policy acquisition cost and related models. In addition, net income is not expected to be impacted materially going forward as our current accounting policy for internal replacements substantially conforms to current interpretations of the guidance in the SOP.
Financial Condition
Investments
Our total investment portfolio increased 17.9% to $9,782.6 million at December 31, 2006 compared to $8,299.2 million at December 31, 2005. This increase is primarily the result of net cash received from interest sensitive and index products, partially offset by the impact of a decrease in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $87.6 million during 2006 to a net unrealized gain of $21.2 million at December 31, 2006, due principally to the impact of an increase in market interest rates. As an example of the change in market interest rates, the yield on a 10-year U.S. Treasury note increased to 4.70% at December 31, 2006 from 4.39% at December 31, 2005.
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
Our investment portfolio is summarized in the table below:

	December 31, 2006		December 31, 2005
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$6,859,169	70.1%	$5,650,008	68.0%
144A private placement	1,215,215	12.4	994,751	12.0
Private placement	301,412	3.1	305,492	3.7

Total fixed maturities – available for sale	8,375,796	85.6	6,950,251	83.7
Fixed maturities – trading	14,927	0.2	14,848	0.2
Equity securities	50,278	0.5	82,497	1.0
Mortgage loans on real estate	979,883	10.0	840,482	10.1
Derivative instruments	127,478	1.3	44,124	0.6
Investment real estate:
Acquired for debt	—	—	573	—
Investment	8,711	0.1	8,928	0.1
Policy loans	179,899	1.8	176,872	2.1
Other long-term investments	1,300	—	1,300	—
Short-term investments	44,354	0.5	179,333	2.2

Total investments	$9,782,626	100.0%	$8,299,208	100.0%

As of December 31, 2006, 95.8% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2006, the investment in non-investment grade debt was 4.2% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments. The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities:

		December 31, 2006		December 31, 2005
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,352,040	63.9%	$4,592,592	66.1%
2	BBB	2,668,572	31.9	2,013,504	28.9

	Total investment grade	8,020,612	95.8	6,606,096	95.0
3	BB	264,071	3.2	270,938	3.9
4	B	78,345	0.9	67,177	1.0
5	CCC, CC, C	11,932	0.1	5,795	0.1
6	In or near default	836	–	245	–

	Total below investment grade	355,184	4.2	344,155	5.0

	Total fixed maturities – available for sale	$8,375,796	100.0%	$6,950,251	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of December 31, 2006 and 2005, is as follows:

	December 31, 2006
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,708,538	$920,465	$41,021	$788,073	$(18,774)
Manufacturing	941,985	474,324	21,544	467,661	(21,829)
Mining	403,234	207,522	8,280	195,712	(7,357)
Retail trade	107,442	55,528	3,640	51,914	(1,776)
Services	145,073	85,009	3,163	60,064	(2,770)
Transportation	181,233	131,136	7,399	50,097	(1,173)
Private utilities and related sectors	440,361	275,912	15,611	164,449	(4,911)
Other	82,617	40,818	1,620	41,799	(827)

Total corporate securities	4,010,483	2,190,714	102,278	1,819,769	(59,417)
Mortgage and asset-backed securities	2,344,986	924,029	14,324	1,420,957	(27,601)
United States Government and agencies	603,246	96,013	3,702	507,233	(13,436)
State, municipal and other governments	929,378	428,158	14,855	501,220	(13,950)
Public utilities	487,703	230,629	8,473	257,074	(7,996)

Total	$8,375,796	$3,869,543	$143,632	$4,506,253	$(122,400)

	December 31, 2005
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,354,378	$750,206	$51,040	$604,172	$(11,056)
Manufacturing	676,238	340,852	20,139	335,386	(17,388)
Mining	328,913	242,105	15,596	86,808	(1,980)
Retail trade	107,639	83,029	5,151	24,610	(452)
Services	81,015	35,071	2,860	45,944	(2,776)
Transportation	143,002	108,983	6,829	34,019	(1,023)
Private utilities and related sectors	399,439	255,093	19,595	144,346	(2,995)
Other	147,896	102,826	5,497	45,070	(1,305)

Total corporate securities	3,238,520	1,918,165	126,707	1,320,355	(38,975)
Mortgage and asset-backed securities	2,207,885	1,155,368	22,154	1,052,517	(16,905)
United States Government and agencies	601,065	121,880	4,606	479,185	(9,165)
State, municipal and other governments	600,088	453,862	17,559	146,226	(1,721)
Public utilities	302,693	153,248	8,709	149,445	(4,150)

Total	$6,950,251	$3,802,523	$179,735	$3,147,728	$(70,916)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses:

		December 31, 2006
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,030,985	67.3%	$(71,362)	58.3%
2	BBB	1,344,332	29.8	(40,978)	33.5

	Total investment grade	4,375,317	97.1	(112,340)	91.8
3	BB	99,430	2.2	(7,335)	6.0
4	B	25,667	0.6	(2,143)	1.7
5	CCC, CC, C	5,839	0.1	(582)	0.5
6	In or near default	–	–	–	–

	Total below investment grade	130,936	2.9	(10,060)	8.2

	Total	$4,506,253	100.0%	$(122,400)	100.0%

		December 31, 2005
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$2,055,177	65.3%	$(35,754)	50.4%
2	BBB	976,533	31.0	(27,329)	38.5

	Total investment grade	3,031,710	96.3	(63,083)	88.9
3	BB	78,495	2.5	(4,378)	6.2
4	B	37,523	1.2	(3,455)	4.9
5	CCC, CC, C	–	–	–	–
6	In or near default	–	–	–	–

	Total below investment grade	116,018	3.7	(7,833)	11.1

	Total	$3,147,728	100.0%	$(70,916)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position:

	December 31, 2006
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	105	$564,118	$(5,078)	$559,040
Greater than three months to six months	18	80,862	(528)	80,334
Greater than six months to nine months	13	63,674	(456)	63,218
Greater than nine months to twelve months	179	1,013,254	(17,449)	995,805
Greater than twelve months	304	2,906,745	(98,889)	2,807,856

Total		$4,628,653	$(122,400)	$4,506,253

	December 31, 2005
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	84	$997,392	$(9,317)	$988,075
Greater than three months to six months	227	1,666,525	(36,480)	1,630,045
Greater than six months to nine months	19	69,616	(4,422)	65,194
Greater than nine months to twelve months	21	104,452	(5,634)	98,818
Greater than twelve months	49	380,659	(15,063)	365,596

Total		$3,218,644	$(70,916)	$3,147,728

The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position, are as follows:

	December 31, 2006		December 31, 2005
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)
Due in one year or less	$12,512	$(31)	$34,128	$(301)
Due after one year through five years	282,055	(4,868)	156,433	(4,643)
Due after five years through ten years	1,123,357	(32,487)	868,649	(22,101)
Due after ten years	1,652,648	(57,091)	1,025,977	(26,944)

	3,070,572	(94,477)	2,085,187	(53,989)
Mortgage and asset-backed securities	1,420,957	(27,601)	1,052,517	(16,905)
Redeemable preferred stocks	14,724	(322)	10,024	(22)

Total	$4,506,253	$(122,400)	$3,147,728	$(70,916)

Included in the above table are 780 securities from 513 issuers at December 31, 2006 and 515 securities from 328 issuers at December 31, 2005. These increases are primarily due to the impact of increases in market interest rates during 2006. The following summarizes the details describing the more significant unrealized losses by investment category as of December 31, 2006.
Corporate securities: The unrealized losses on corporate securities totaled $59.4 million, or 48.5% of our total unrealized losses. The largest losses were in the manufacturing sector ($467.7 million carrying value and $21.8 million unrealized loss) and in the financial services sector ($788.1 million carrying value and $18.8 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($91.2 million carrying value and $5.6 million unrealized loss) and the printing and publishing sector ($42.2 million carrying value and $3.8 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to a rise in market interest rates and spread widening that is the result of weaker operating results. In addition, we believe there are concerns that these sectors may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized loss in the financial services sector and the remaining corporate sectors was caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $27.6 million, or 22.5% of our total unrealized losses, and were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $13.4 million, or 11.0% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
State municipal and other governments: The unrealized losses on state, municipal and other governments totaled $14.0 million, or 11.4% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
Public utilities: The unrealized losses on public utilities totaled $8.0 million, or 6.5% of our total unrealized losses, and were caused primarily by an increase in market interest rates. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.2 million at December 31, 2006. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $4.5 million at December 31, 2006. The $4.5 million unrealized loss from one issuer relates to five different securities that are backed by different pools of residential mortgage loans. All five securities are rated investment grade and the largest unrealized loss on any one security totaled $2.3 million at December 31, 2006.
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

	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
		(Dollars in thousands)
Due in one year or less	$71,066	$71,927	$84,700	$84,750
Due after one year through five years	628,258	634,720	434,017	443,610
Due after five years through ten years	2,074,127	2,074,513	1,365,104	1,371,632
Due after ten years	3,140,461	3,162,001	2,672,659	2,753,440

	5,913,912	5,943,161	4,556,480	4,653,432
Mortgage and asset-backed securities	2,358,263	2,344,986	2,202,636	2,207,885
Redeemable preferred stocks	82,389	87,649	82,316	88,934

Total	$8,354,564	$8,375,796	$6,841,432	$6,950,251

Mortgage and other asset-backed securities comprised 28.0% at December 31, 2006 and 31.8% at December 31, 2005 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity. During 2006 and 2005, we reduced our allocation of assets to residential mortgage-backed securities to reduce or exposure to unwanted changes in the duration of our investment portfolio with changes in market interest rates.
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

The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security:

	December 31, 2006
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,179,339	$1,203,495	$1,172,544	14.0%
Pass-through	115,281	114,933	114,337	1.3
Planned and targeted amortization class	304,861	308,391	301,209	3.6
Other	101,904	102,900	99,154	1.2

Total residential mortgage-backed securities	1,701,385	1,729,719	1,687,244	20.1
Commercial mortgage-backed securities	400,946	399,438	402,271	4.8
Other asset-backed securities	255,932	256,453	255,471	3.1

Total mortgage and asset-backed securities	$2,358,263	$2,385,610	$2,344,986	28.0%

	December 31, 2005
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,263,295	$1,288,975	$1,267,261	18.3%
Pass-through	126,260	125,813	126,579	1.8
Planned and targeted amortization class	307,094	310,855	306,531	4.4
Other	104,994	106,097	103,545	1.5

Total residential mortgage-backed securities	1,801,643	1,831,740	1,803,916	26.0
Commercial mortgage-backed securities	276,691	273,724	280,543	4.0
Other asset-backed securities	124,302	124,296	123,426	1.8

Total mortgage and asset-backed securities	$2,202,636	$2,229,760	$2,207,885	31.8%

The commercial and other asset-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less sensitive to interest rate changes than residential securities of similar types due principally to prepayment restrictions on many of the underlying commercial mortgage loans. The other asset-backed securities, whose collateral is primarily home-equity loans, generally exhibit more stable cash flows relative to mortgage-backed issues.
Fixed maturity securities held for trading consist of U.S. Treasury securities totaling $14.9 million at December 31, 2006 and $14.8 million at December 31, 2005. These securities had an unrealized loss of $0.1 million at December 31, 2006 and $0.2 million at December 31, 2005.
Equity securities totaled $50.3 million at December 31, 2006 and $82.5 million at December 31, 2005. Gross unrealized gains totaled $14.9 million and gross unrealized losses totaled $0.2 million at December 31, 2006. At December 31, 2005, gross unrealized gains totaled $28.1 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $39.4 million at December 31, 2006 and $72.0 million at December 31, 2005. During 2006 we sold 2,500,000 shares of AEL and realized a pre-tax gain of $13.5 million.

Mortgage loans totaled $979.9 million at December 31, 2006 and $840.5 million at December 31, 2005. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio at December 31, 2006 and less than 0.3% at December 31, 2005. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	December 31, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
Retail	$344,749	35.2%	$278,750	33.2%
Office	342,164	34.9	317,046	37.7
Industrial	266,902	27.2	231,926	27.6
Other	26,068	2.7	12,760	1.5

Total	$979,883	100.0%	$840,482	100.0%

	December 31, 2006		December 31, 2005
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
East North Central	$203,543	20.8%	$191,964	22.8%
South Atlantic	200,309	20.4	146,514	17.4
Pacific	165,614	16.9	164,776	19.6
West North Central	154,441	15.8	130,149	15.5
Mountain	92,954	9.5	74,565	8.9
West South Central	75,442	7.7	70,139	8.4
Other	87,580	8.9	62,375	7.4

Total	$979,883	100.0%	$840,482	100.0%

Derivative Instruments
Derivative instruments consist primarily of call options totaling $121.9 million at December 31, 2006 and $38.2 million at December 31, 2005, supporting our index annuity business.
Other Assets
Cash and cash equivalents increased to $112.3 million at December 31, 2006 from $5.1 million at December 31, 2005 due primarily to a $64.1 million increase in cash received as collateral for open derivative positions with counterparties. Deferred policy acquisition costs increased 19.1% to $827.7 million and deferred sales inducements increased 54.2% to $226.6 million at December 31, 2006 primarily due to the capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $11.1 million and deferred sales inducements increased $8.0 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Other assets increased 85.4% to $55.0 million due primarily to an $18.4 million increase for receivables for securities. Assets held in separate accounts increased 19.5% to $764.4 million at December 31, 2006 due primarily to positive investment returns and the transfer of net premiums to the separate accounts.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 22.5% to $10,037.4 million at December 31, 2006 primarily due to increases in the volume of business in force. The deferred income tax liability decreased 29.2% to $62.4 million at December 31, 2006 due to a $29.0 million decrease resulting from the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities increased 14.9% to $174.5 million at December 31, 2006, due to a $70.8 million increase in collateral owed to counterparties for call options. This increase was partially offset by a decrease in negative cash, primarily attributable to a $46.3 million outstanding check at December 31, 2005 relating to our Series C preferred stock redemption.

Stockholders’ Equity
Stockholders’ equity increased 4.3%, to $880.7 million at December 31, 2006, compared to $844.2 million at December 31, 2005. This increase is attributable to net income for the year and proceeds from stock option exercises, partially offset by dividends paid and a decrease in the change in unrealized appreciation/depreciation on investments.
At December 31, 2006, common stockholders’ equity was $877.7 million, or $29.59 per share, compared to $841.2 million, or $28.88 per share at December 31, 2005. Included in stockholders’ equity per common share is $0.95 at December 31, 2006 and $2.83 at December 31, 2005 primarily attributable to net unrealized investment gains resulting from marking to market value our fixed maturity and equity securities classified as available for sale and interest rate swaps. The change in net unrealized appreciation of these securities and derivatives decreased stockholders’ equity $53.9 million during 2006, after related adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserve and deferred income taxes.
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
A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 9.6 years at December 31, 2006 and 8.9 years at December 31, 2005. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:
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
For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 96% of our policyholder liabilities at December 31, 2006 and 95% at December 31, 2005. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2006, interest rate guarantees on our direct interest sensitive products ranged from 1.50% to 5.50%, with a weighted average guarantee of 2.47%. These ranges exclude certain contracts with an account value totaling $3.4 million with guarantees ranging up to 9.70%. This range excludes certain contracts with an account value totaling $3.4 million at December 31, 2006 with guarantees ranging up to 9.70%. The following table sets forth account values of direct individual deferred annuities (excluding index annuities) and interest sensitive life products, including the general account portion of variable contracts, broken out by the excess of current interest crediting rates over guaranteed rates at December 31, 2006.

Account Value at
December 31, 2006
(Dollars in thousands)
At guaranteed rate	$327,262
Between guaranteed rate and 50 basis points	610,403
Between 50 basis points and 100 basis points	172,990
Greater than 100 basis points	2,119,284

Total	$3,229,939

For a substantial portion of business assumed through our coinsurance agreements with American Equity and EMC National Life Company (EMCNL), the ceding companies have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. Most of the traditional annuity and universal life insurance contracts assumed through the coinsurance agreements have guaranteed minimum crediting rates. For contracts assumed from American Equity, these rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of approximately 3.02% at December 31, 2006. For contracts assumed from EMCNL, these rates range from 2.50% to 4.00% with a weighted average guaranteed crediting rate of approximately 3.66% at December 31, 2006. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuities and universal life business assumed through the coinsurance agreements at December 31, 2006.

Account Value at
December 31, 2006
(Dollars in thousands)
At guaranteed rate	$179,323
Between guaranteed rate and 50 basis points	453,514
Between 50 basis points and 100 basis points	54,420
Greater than 100 basis points	68,913

Total	$756,170

For index annuities, call options are purchased to fund the index credits owed to contract holders who elect to participate in one or more market indices. Except for certain contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the full amount of the annual index credits. For contracts for which minimum guaranteed interest rates apply, the options are generally purchased to fund the amount of the annual index credits in excess of minimum guaranteed interest accrued on the contracts. In 2006, proceeds from the maturity of call options totaled $67.9 million while related index amounts credited to contract holders’ account balances totaled $71.3 million. The difference between index credits and option proceeds is primarily attributable to call options being purchased out-of-the-money by the amount of minimum guarantees applicable to certain coinsured contracts.
Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The cost of the call options is managed through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. The minimum guaranteed contract values for the majority of index annuities sold by our EquiTrust Life distribution are equal to 87.5% of the premium collected plus interest credited at 3.00%. A few state variations exist where the minimum guaranteed contract value was based on 100% of premium accumulated at 1.50%. The minimum guaranteed contract values for index annuities assumed under the coinsurance agreement with American Equity are equal to 80% to 100% of the premium collected plus interest credited at rates ranging between 2.25% to 3.50%. Profitability on the index annuities in any given year is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next index reset date of the contract. This impacts profitability because only one or two-year call options are purchased to fund the index credits owed to the contract holders at the inception of each reset period. This practice matches well with the contract holders’ rights to switch to different indices on each reset date. The value of the forward starting options embedded in the index annuities can fluctuate with changes in assumptions as to the expected cost of the options, which is driven by expectations as to the future volatility of the market indices, risk free interest rates, market returns, contractual features such as participation rates, asset fees, and/or caps and the lives of the contracts.
We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive and index products and supplementary contracts without life contingencies at December 31, 2006.

Reserve Balance at
December 31, 2006
(Dollars in thousands)
Direct business:
Surrender charge rate:
Greater than or equal to 5%	$4,007,985
Less than 5%, but still subject to surrender charge	443,902
Not subject to surrender charge	1,796,780
Not subject to surrender or discretionary withdrawal	229,718

Business assumed through the coinsurance agreements:
Surrender charge rate:
Greater than or equal to 5%	1,795,339
Less than 5%, but still subject to surrender charge	124,381
Not subject to surrender charge	150,516
Not subject to surrender or discretionary withdrawal	5,810

Total	$8,554,431

As of December 31, 2006, we have entered into six interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $300.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. We also have one interest rate swap to hedge the variable component of the interest rate on our line of credit borrowings. The terms of this swap provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. Any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to the outstanding debt on this line of credit. As discussed in Note 1 to the consolidated financial statements, we will discontinue the use of hedge accounting during 2007 for the interest rate swaps backing our annuity liabilities in connection with the adoption of a pending accounting change. This change will not impact the economic benefit the swaps provide the company. For additional discussion of these interest rate swaps, also see Note 3 to the consolidated financial statements.
A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of interest crediting rates and investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity and mortgage loan portfolios was 6.1 at December 31, 2006 and 5.8 at December 31, 2005. The effective duration of the interest sensitive products was approximately 6.9 at December 31, 2006 and 6.5 at December 31, 2005.
If interest rates were to increase 10% from levels at December 31, 2006 and 2005, the market value of our fixed maturity securities and short-term investments would decrease approximately $260.8 million at December 31, 2006 and $192.8 million at December 31, 2005, while the value of our interest rate swaps would increase approximately $6.4 million at December 31, 2006 and $3.5 million at December 31, 2005. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a majority of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2006 and 2005, the fair value of our debt would increase $4.9 million at December 31, 2006 and $4.8 million at December 31, 2005, while the value of our interest rate swap on our line of credit would decrease $0.4 million at December 31, 2006.
The models used to estimate the impact of a 10% change in market interest rates use many assumptions and estimates that materially impact the fair value calculations. Key assumptions used by the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserves and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair market values would likely be different from that estimated.
Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2006. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2006, 2005 and 2004. The mortality and expense fee rates range from 0.90% to 1.40% for 2006, 2005 and 2004. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts. In addition, we have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and incremental death benefit provisions of our variable annuity contracts. See Note 1 to the consolidated financial statements for additional discussion of these provisions.
We also have exposure to credit risk associated from the uncertainty associated with the continued ability of a given obligator to make timely payments of principal and interest. See “Financial Condition – Investments” for additional information about credit risk in our investment portfolio.
In connection with our use of interest rate swaps and call options, we are exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). We do not anticipate nonperformance by any of our counterparties. We purchase our derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. Purchasing such agreements from financial institutions with superior performance reduces the credit risk associated with these agreements. Our policy allows us to purchase derivative instruments from nationally recognized investment banking institutions with an S&P rating of BBB+ or higher. As of December 31, 2006, all derivative instruments have been purchased from counterparties with an S&P rating of A or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 2 to the consolidated financial statements for details regarding collateral we held as of December 31, 2006. Counterparty credit ratings are monitored on a regular basis (at least quarterly). Credit exposure is monitored monthly and reviewed quarterly by our credit and investment committees. Our credit exposure is the fair value of derivative instruments with a positive value, which totaled $127.5 million at December 31, 2006.
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
We have a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. due October 2010. Debt outstanding on this line of credit totaled $46.0 million at December

31, 2006 and December 31, 2005. Interest on any borrowings accrues at a variable rate (6.12% at December 31, 2006 and 5.13% at December 31, 2005). In 2006, we entered into an interest rate swap to fix the interest expense we incur on the $46.0 million at rate of 5.51%. Under this agreement, we are required to meet certain financial covenants. In addition, we are prohibited from incurring additional indebtedness in excess of $25.0 million while this line of credit is in effect. In January 2006, we entered into a $46.0 million interest rate swap to hedge the variable component of the interest rate on the line of credit borrowings. See “Market Risks of Financial Instruments” and Note 3 to the consolidated financial statements for additional details on this interest rate swap.
We paid cash dividends on our common and preferred stock totaling $13.7 million in 2006, $12.3 million in 2005, and $11.6 million in 2004. Interest payments on our debt totaled $11.7 million in 2006, $11.8 million in 2005 and $8.6 million in 2004. It is anticipated that quarterly cash dividend requirements for 2007 will be $0.12 per common share and $0.0075 per Series B redeemable preferred share, or approximately $14.6 million. In addition, interest payments on our debt outstanding at December 31, 2006 are estimated to be $11.8 million for 2007.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2007, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $38.3 million and from EquiTrust Life is $32.8 million. However, distributions from Farm Bureau Life are not available until December 2007, due to the timing and amount of dividend payments made during 2006.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. In 2006 FBL Financial Group relied on dividends from Farm Bureau Life to support the capital needs of EquiTrust Life. During 2006, Farm Bureau Life obtained regulatory approval and paid dividends totaling $94.9 million to FBL Financial Group, which were subsequently contributed to EquiTrust Life. Additional funding for EquiTrust Life’s growth over the near term is expected to come primarily from external debt financing.
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 2006, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $3.1 million at December 31, 2006.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to help fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in 2006, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $1,599.1 million in 2006, $892.2 million in 2005 and $833.4 million in 2004. Positive cash flow from operations is generally used to increase the Life Companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital, internally generated funds and external debt financing. We believe that current levels of cash, available-for-sale, trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, will be adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2006, included $44.4 million of short-term investments, $14.9 million of trading securities, $112.3 million of cash and $1,077.7 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
It is anticipated that our parent company will borrow approximately $100.0 million during 2007 to fund the continued growth of EquiTrust Life. We expect to be able to obtain a waiver for the debt restriction on our existing revolving line of credit agreement to allow the additional borrowing. While the terms of any future debt issuance are not known at this time, the parent company has available cash resources to fund any related interest payments.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2006 or 2005, except for collateral held for derivative transactions as discussed in Note 2 of our notes to the consolidated financial statements.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2006:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$19,350,672	$831,604	$1,810,255	$1,882,457	$14,826,356
Subordinated note payable to Capital Trust, including interest payments (2)	293,425	4,850	9,700	9,700	269,175
La Salle Bank revolving line of credit, including interest payments (3)	56,876	2,837	5,675	48,364	-
Senior Notes, including interest payments	107,907	4,388	8,775	8,775	85,969
Home office operating leases	16,363	2,405	5,276	5,343	3,339
Purchase obligations	6,072	5,105	954	13	-
Mortgage loan funding	63,165	63,165	-	-	-
Other long-term liabilities (4)	32,337	13,881	5,304	4,500	8,652

Total	$19,926,817	$928,235	$1,845,939	$1,959,152	$15,193,491

(1)	Amounts shown in this table are projected payments through the year 2056 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

	Contractual	Balance Sheet
	Obligations	Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$14,205,351	$8,795,215	$5,410,136
(c) Supplementary contracts involving life contingencies	208,467	132,480	75,987

	14,413,818	8,927,695	5,486,123
(b) Traditional life insurance and accident and health products	3,989,578	1,244,712	2,744,866
(c) Supplementary contracts without life contingencies	594,676	391,113	203,563

Total	$18,998,072	$10,563,520	$8,434,552

     The more significant factors causing this difference include:
(a)	reserves for products such as annuities and universal life products are generally based on the account values of the contracts without taking into account surrender charges, while the contractual obligations table includes projected cash payments. The following are the reconciling items between these balances (dollars in thousands):

Reserves based on account values, including separate accounts, per table above	$8,795,215
Projected amounts pertaining to:
Accumulation of interest/index credits	4,418,086
Surrender charges	(128,384)
Death benefits on universal life business in excess of projected account values	1,291,592
Net cost of insurance charges on variable and universal life business	(294,441)
Other, net	123,283

Contractual obligations per table above	$14,205,351

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
In addition, contractual obligations totaling $352.6 million relating to dividend accumulations and other policy claims are included in the “Other policy claims and benefits” and “Advance premiums and other deposits” lines on the consolidated balance sheets.
(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.

(3)	Interest on the revolving line of credit is assumed to be 6.12% until maturity.

(4)	Includes our estimated future contributions to multiemployer defined benefit plans. Contributions related to the qualified pension plan are included through 2007. No amounts related to the qualified pension plan are included beyond 2007 as the contribution amounts will be re-evaluated based on actual results.
We are also a party to other operating leases with total payments of approximately $0.3 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been attested to by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that follows.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FBL Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBL Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

In our opinion, management’s assessment that FBL Financial Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of FBL Financial Group, Inc. and our report dated February 13, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 13, 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 13, 2007

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2006 - $8,354,564; 2005 - $6,841,432)	$8,375,796	$6,950,251
Fixed maturities – trading, at market (cost: 2006 - $15,000 – 2005 - $15,004)	14,927	14,848
Equity securities – available for sale, at market (cost: 2006 - $35,604; 2005 - $54,565)	50,278	82,497
Mortgage loans on real estate	979,883	840,482
Derivative instruments	127,478	44,124
Investment real estate, less allowances for depreciation of $2,452 in 2006 and $2,235 in 2005	8,711	9,501
Policy loans	179,899	176,872
Other long-term investments	1,300	1,300
Short-term investments	44,354	179,333

Total investments	9,782,626	8,299,208

Cash and cash equivalents	112,292	5,120
Securities and indebtedness of related parties	17,839	23,379
Accrued investment income	103,027	81,491
Amounts receivable from affiliates	17,608	12,535
Reinsurance recoverable	146,789	116,032
Deferred policy acquisition costs	827,720	695,067
Deferred sales inducements	226,647	146,978
Value of insurance in force acquired	42,841	46,566
Property and equipment, less allowances for depreciation of $73,433 in 2006 and $64,568 in 2005	46,030	46,798
Goodwill	11,170	11,170
Other assets	55,046	29,694
Assets held in separate accounts	764,377	639,895

Total assets	$12,154,012	$10,153,933

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2006	2005
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$8,163,318	$6,373,099
Traditional life insurance and accident and health products	1,244,712	1,206,598
Unearned revenue reserve	28,436	29,390
Other policy claims and benefits	38,133	25,835

	9,474,599	7,634,922

Other policyholders’ funds:
Supplementary contracts without life contingencies	391,113	383,455
Advance premiums and other deposits	159,965	165,672
Accrued dividends	11,766	11,736

	562,844	560,863

Amounts payable to affiliates	7,319	13,112
Long-term debt	218,399	218,446
Current income taxes	8,740	2,318
Deferred income taxes	62,380	88,148
Other liabilities	174,496	151,834
Liabilities related to separate accounts	764,377	639,895

Total liabilities	11,273,154	9,309,538

Minority interest in subsidiaries	138	164

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,468,662 shares in 2006 and 27,940,341 shares in 2005	86,462	72,260
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,519	7,524
Accumulated other comprehensive income	28,195	82,301
Retained earnings	755,544	679,146

Total stockholders’ equity	880,720	844,231

Total liabilities and stockholders’ equity	$12,154,012	$10,153,933

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenues:
Interest sensitive and index product charges	$105,033	$96,258	$89,925
Traditional life insurance premiums	138,401	134,618	131,865
Accident and health premiums	415	385	480
Net investment income	535,836	475,443	416,081
Derivative income (loss)	70,340	(2,800)	15,607
Realized/unrealized gains on investments	13,971	2,961	8,175
Other income	23,357	21,283	20,469

Total revenues	887,353	728,148	682,602
Benefits and expenses:
Interest sensitive and index product benefits	409,127	289,018	268,083
Traditional life insurance and accident and health benefits	91,135	85,600	83,329
Increase in traditional life and accident and health future policy benefits	33,455	36,327	34,149
Distributions to participating policyholders	22,610	22,907	24,733
Underwriting, acquisition and insurance expenses	164,565	152,588	150,046
Interest expense	11,744	13,590	11,397
Other expenses	21,229	19,555	18,373

Total benefits and expenses	753,865	619,585	590,110

	133,488	108,563	92,492
Income taxes	(44,368)	(36,780)	(27,709)
Minority interest in earnings of subsidiaries	(126)	(159)	(105)
Equity income, net of related income taxes	1,135	1,218	1,398

Net income	90,129	72,842	66,076
Dividends on Series B preferred stock	(150)	(150)	(150)

Net income applicable to common stock	$89,979	$72,692	$65,926

Earnings per common share	$3.06	$2.51	$2.31

Earnings per common share – assuming dilution	$3.01	$2.47	$2.26

Cash dividends per common share	$0.46	$0.42	$0.40

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income	Earnings	Equity
Balance at January 1, 2004	$3,000	$51,609	$7,522	$121,552	$564,144	$747,827
Comprehensive income:
Net income for 2004	–	–	–	–	66,076	66,076
Change in net unrealized investment gains/losses	–	–	–	19,688	–	19,688

Total comprehensive income						85,764
Stock-based compensation, including the issuance of 543,939 common shares under compensation plans	–	10,612	–	–	–	10,612
Adjustment resulting from capital transactions of equity investee	–	13	2	–	–	15
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(11,457)	(11,457)

Balance at December 31, 2004	3,000	62,234	7,524	141,240	618,613	832,611
Comprehensive income:
Net income for 2005	–	–	–	–	72,842	72,842
Change in net unrealized investment gains/losses	–	–	–	(58,939)	–	(58,939)
Total comprehensive income						13,903
Stock-based compensation, including the issuance of 398,474 common shares under compensation plans	–	10,026	–	–	–	10,026
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(12,159)	(12,159)

Balance at December 31, 2005	3,000	72,260	7,524	82,301	679,146	844,231
Record underfunded status of other postretirement benefit plans	–	–	–	(209)	–	(209)

Comprehensive income:
Net income for 2006	–	–	–	–	90,129	90,129
Change in net unrealized investment gains/losses	–	–	–	(53,897)	–	(53,897)

Total comprehensive income						36,232
Adjustment resulting from capital transactions of equity investee	–	(52)	(5)	–	–	(57)
Stock-based compensation, including the issuance of 528,321 common shares under compensation plans	–	14,254	–	–	–	14,254
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(13,581)	(13,581)

Balance at December 31, 2006	$3,000	$86,462	$7,519	$28,195	$755,544	$880,720

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities
Net income	$90,129	$72,842	$66,076
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	279,257	236,561	223,543
Change in fair value of embedded derivatives	70,295	4,891	2,353
Charges for mortality and administration	(96,940)	(89,758)	(84,031)
Deferral of unearned revenues	1,035	1,046	956
Amortization of unearned revenue reserve	(1,666)	(1,274)	(1,786)
Provision for depreciation and amortization of property and equipment	14,298	13,497	12,332
Provision for accretion and amortization of investments	(8,181)	(5,998)	(13,488)
Realized/unrealized gains on investments	(13,971)	(2,961)	(8,175)
Change in fair value of derivatives	(51,853)	(4,200)	(4,488)
Increase in traditional life and accident and health benefit accruals	38,114	39,166	35,348
Policy acquisition costs deferred	(190,955)	(142,611)	(119,377)
Amortization of deferred policy acquisition costs	68,541	57,207	52,717
Amortization of deferred sales inducements	18,745	10,418	6,792
Amortization of value of insurance in force	3,458	2,861	2,321
Net acquisition of fixed maturities – trading	–	(15,006)	–
Change in accrued investment income	(21,536)	(13,177)	(15,389)
Change in amounts receivable from/payable to affiliates	(10,866)	772	4,610
Change in reinsurance recoverable	(30,757)	3,599	(2,640)
Change in current income taxes	6,422	(1,485)	20,563
Provision for deferred income taxes	3,397	918	(5,369)
Other	(63,792)	49,785	11,664

Net cash provided by operating activities	103,174	217,093	184,532

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	453,942	875,577	1,410,112
Equity securities – available for sale	32,725	1,759	2,412
Mortgage loans on real estate	79,332	58,649	43,884
Derivative instruments	104,106	12,842	–
Investment real estate	554	–	23,958
Policy loans	28,777	36,140	36,739
Other long-term investments	–	–	1
Short-term investments – net	134,979	–	7,786

	834,415	984,967	1,524,892

Acquisition of investments:
Fixed maturities – available for sale	(1,963,560)	(1,509,254)	(2,437,298)
Equity securities – available for sale	(273)	(434)	(466)
Mortgage loans on real estate	(218,658)	(158,681)	(151,831)
Derivative instruments	(72,142)	(34,542)	(8,110)
Investment real estate	–	(40)	(1,286)
Policy loans	(31,804)	(36,399)	(35,805)
Short-term investments – net	–	(151,788)	–

	(2,286,437)	(1,891,138)	(2,634,796)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Investing activities - continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$9,931	$2,206	$2,035
Investments in and advances to equity investees	(1,550)	–	–
Purchases of property and equipment	(19,630)	(20,110)	(25,458)
Disposal of property and equipment	6,100	3,223	6,474

Net cash used in investing activities	(1,457,171)	(920,852)	(1,126,853)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	2,211,283	1,363,314	1,107,075
Return of policyholder account balances on interest sensitive and index products	(746,824)	(632,263)	(443,985)
Proceeds from long-term debt	–	–	121,512
Repayments of short-term debt	–	(46,273)	(45,280)
Distributions related to minority interests – net	(152)	(186)	(75)
Excess tax deductions on stock-based compensation	1,591	–	–
Issuance of common stock	9,002	8,639	8,780
Dividends paid	(13,731)	(12,309)	(11,607)

Net cash provided by financing activities	1,461,169	680,922	736,420

Increase/(decrease) in cash and cash equivalents	107,172	(22,837)	(205,901)
Cash and cash equivalents at beginning of year	5,120	27,957	233,858

Cash and cash equivalents at end of year	$112,292	$5,120	$27,957

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$11,744	$11,779	$8,618
Income taxes	33,569	36,617	11,436
Non-cash operating activity:
Deferral of sales inducements	90,454	72,872	50,668
Non-cash financing activity:
Refinancing of short-term debt	–	46,000	–
See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	Significant Accounting Policies
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
Accounting Changes
In January 2007, the Financial Accounting Standards Board (FASB) issued Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Future changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship must be recorded in earnings. Gains or losses previously included in accumulated other comprehensive income will remain in accumulated other comprehensive income and be amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. We intend to adopt this Issue when required in the second quarter of 2007 and undesignate the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. The impact of this adoption will vary based on changes in market conditions. Net unrealized gains on these swaps included in accumulated other comprehensive income totaled $4.4 million at December 31, 2006 and $5.5 million at December 31, 2005. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate. See Note 3, “Derivative Instruments,” for additional details on these interest rate swaps.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires the recognition of an asset or liability in the consolidated balance sheet based on the funded status of a defined benefit postretirement plan and changes in the funded status of the plan are recorded as a component of comprehensive income in the year in which the changes occur. These requirements are effective for fiscal years ending after December 15, 2006. Statement No. 158 also requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year, beginning with fiscal years ending after December 15, 2008. Statement No. 158 has minimal impact on our consolidated financial statements as we participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit and other postretirement plans, which are exempt from this Statement. However, we did adopt Statement No. 158 in the fourth quarter of 2006 for two small single employer health and medical postretirement plans. The impact of this adoption at December 31, 2006 was to increase other liabilities $0.3 million for the underfunded status of these plans, reduce accumulated

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
other comprehensive income $0.2 million and record a deferred tax asset of $0.1 million. This Statement has no impact on our consolidated statement of income.
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
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We intend to adopt Interpretation No. 48 beginning in 2007 and expect to record a tax liability for tax positions totaling less than $0.5 million.
Effective January 1, 2006, we adopted Statement No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Statement No. 123(R) is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” Details regarding the impact of changes in accounting for stock-based compensation and our application of the modified-prospective-transition method of adoption are outlined in the “Stock-Based Compensation” section of this Note.
In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We do not expect to record a cumulative effect of accounting change adjustment upon adoption of this SOP in 2007 as adoption is expected to have an insignificant impact on lapse assumptions included in our deferred policy acquisition cost and related models. In addition, net income is not expected to be impacted materially going forward as our current accounting policy for internal replacements substantially conforms to current interpretations of the guidance in the SOP.
In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which is a replacement of Accounting Principals Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. Statement No. 154 has no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, if any such changes occur.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Derivative Instruments
Derivative instruments include interest rate swaps used to reduce our exposure to increases in market interest rates and call options used to fund index credits on index annuities. In addition, during 2004 we had a treasury rate lock agreement (“rate lock”) in effect in connection with a debt offering. Furthermore, we have embedded derivatives associated with our index annuity business, certain modified coinsurance contracts and when-issued investment trading activity. All derivatives are recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value.
Our interest rate swaps are accounted for as cash flow hedges. The swaps are carried on the consolidated balance sheet as either a derivative instrument or other liability. The effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income. If a portion of the hedges become ineffective, the ineffective portion of any unrealized gain or loss on the swap will be recorded in earnings as a component of derivative income (loss) as it occurs. The net periodic interest settlement between the interest paid and the interest received under these swaps is recorded as a component of interest sensitive and index product benefits.
During 2004, we entered into the rate lock to hedge the interest rate on a portion of a debt offering. The rate lock was accounted for as a cash flow hedge and proceeds from the rate lock were deferred and are being amortized over the term of the debt using the effective interest method.
For derivatives not designated as a hedging instrument, the change in fair value is recognized in earnings in the period of change. See “Accounting Changes” above, Note 3, “Derivative Instruments,” and Note 7, “Credit Arrangements,” for more information regarding our derivative instruments and embedded derivatives.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Other Investments
Policy loans are reported at unpaid principal balance. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Other long-term investments include an investment deposit which is reported at amortized cost.
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
Realized/Unrealized Gains and Losses on Investments
Realized gains and losses on sales of investments are determined on the basis of specific identification. This line item also includes the change in unrealized gains and losses on trading securities. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the carrying value of the investment is reduced to its fair value and a specific write down is taken. Such reductions in carrying value are recognized as realized losses on investments. For fixed maturity securities and equity securities, the fair value becomes the new cost basis for the security and the cost basis is not adjusted for subsequent recoveries in fair value. However, for fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, will be amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows. It is difficult to estimate cash flows on securities that have been written down for an other-than-temporary impairment due to the inherent variability of cash flows associated with distressed securities. No such amortization was recorded in 2006, 2005 or 2004.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Cash Equivalents
For purposes of our consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash collateral received for derivative positions is invested in cash equivalents and reported with derivative instruments as an investing activity in the consolidated statements of cash flows.
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
Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired
Deferred policy acquisition costs include certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Deferred sales inducements include premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.95% in 2006, 4.88% in 2005 and 5.02% in 2004.
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
Property and Equipment
Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $35.2 million at December 31, 2006 and $36.3 million at December 31, 2005, and estimated useful lives that generally range from two to ten years. Capitalized software costs had a carrying value of $10.8 million at December 31, 2006 and $10.5 million at December 31, 2005, and estimated useful lives that range from two to five years. Depreciation expense for furniture and equipment was $9.4 million in 2006, $8.7 million in 2005 and $8.2 million in 2004. Amortization expense for capitalized software was $4.9 million in 2006, $4.8 million in 2005 and $4.1 million in 2004.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
Goodwill represents the excess of the amount paid to acquire a company over the fair value of its net assets acquired. Goodwill is not amortized but is subject to annual impairment testing. We have performed impairment testing using cash flow analyses and determined none of our goodwill was impaired as of December 31, 2006 or December 31, 2005.
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
For our direct business, interest crediting rates for interest sensitive products ranged from 2.30% to 5.50% in 2006, from 2.40% to 5.50% in 2005 and from 1.75% to 5.50% in 2004. These ranges exclude certain contracts with an account value totaling $3.4 million with guarantees ranging up to 9.70%. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.00% to 6.00% in 2006 and from 3.00% to 11.50% in 2005 and 2004. A portion of the interest credited on our direct business and assumed through the coinsurance agreement ($3.9 million in 2006, $1.2 million in 2005 and $9.5 million in 2004) represents an additional interest credit on first-year premiums, payable at policy issue or until the first contract anniversary date (first-year bonus interest). These amounts are included as deferred sales inducements.
The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.33% in 2006, 6.28% in 2005 and 6.51% in 2004. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 42% of direct receipts from policyholders during 2006, and 43% for 2005 and 2004 and represented 14% of life insurance in force at December 31, 2006 (2005 – 14% and 2004 – 15%). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.
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
We had undiscounted reserves of $0.1 million at December 31, 2006 and December 31, 2005 to cover estimated future assessments on known insolvencies. We had assets totaling $0.3 million at December 31, 2006 and $0.4 million at December 31, 2005 representing estimated premium tax offsets on paid and future assessments. Expenses incurred for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2006,

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2005 and 2004. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2007 and substantially all the related future premium tax offsets will be realized during the five-year period ending December 31, 2011. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.
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
Recognition of Premium Revenues and Costs
Revenues for interest sensitive, index and variable products consist of policy charges for the cost of insurance, asset charges, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. The timing of revenue recognition as it relates to these charges and fees is determined based on the nature of such charges and fees. Policy charges for the cost of insurance, asset charges and policy administration charges are assessed on a daily or monthly basis and are recognized as revenue when assessed and earned. Certain policy initiation fees that represent compensation for services to be provided in the future are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are determined based upon contractual terms and are recognized upon surrender of a contract. Policy benefits and claims charged to expense include interest or index amounts credited to policyholder account balances (excluding sales inducements) and benefit claims incurred in excess of policyholder account balances during the period. Changes in the reserves for the embedded derivatives in the index annuities and amortization of deferred policy acquisition costs and deferred sales inducements are recognized as expenses over the life of the policy.
We reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million in 2006. This adjustment, which is the correction of an overstatement that started in 2001, increased 2006 net income $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. The impact to the financial statement line items and prior period financial statements affected by this overstatement is not material. This adjustment does not impact our segment results as the segment results are based on operating income which, as explained in Note 14, excludes the impact of changes in the valuation of derivatives.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of our underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,497	$13,904	$14,473
Amortization of deferred policy acquisition costs	68,541	57,207	52,717
Amortization of value of insurance in force acquired	3,458	2,861	2,321
Other underwriting, acquisition and insurance expenses, net of deferrals	79,069	78,616	80,535

Total	$164,565	$152,588	$150,046

Underwriting, acquisition and insurance expenses include a pre-tax charge of $4.9 million ($0.11 per basic and diluted common share) for the year ended December 31, 2006 relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ends litigation regarding the process we followed in denying insurance coverage for medical reasons. The settlement was entered into after adverse judicial rulings were made against us in June 2006. Prior to the issuance of the adverse judicial rulings, a material loss, net of insurance recoveries, was not deemed to be reasonably possible.
Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have filed a claim against an insurance broker for breach of contractual duties. We believe these claims have merit and have filed lawsuits against the insurer and the insurance broker to recover damages. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, our financial statements for the year ended December 31, 2006 include the $4.9 million settlement expense, but any recoveries will be recorded in net income in the period the recovery is received.
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
Other Income and Other Expenses
Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of affiliates of the Company. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $1.3 million in 2006, $0.7 million in 2005 and $1.2 million in 2004. Lease income from leases with affiliates totaled $12.0 million in 2006, $11.0 million in 2005 and $8.2 million in 2004. Investment advisory fee income from affiliates totaled $1.5 million in 2006, $2.5 million in 2005 and $2.3 million in 2004.
Stock-Based Compensation
We have two share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described in more detail in Note 9, “Retirement and Compensation Plans – Stock Compensation Plans.” Effective January 1, 2006, we adopted Statement No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. In 2006 we recognized compensation expense for all share-based payments granted, modified or settled after the date of adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service had not been provided as of the adoption date. The stock option expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. In addition, the impact of forfeitures is estimated and compensation expense is recognized only for those options expected to vest. Also, under Statement No. 123(R) we have reported stock option-related tax deductions in excess of recognized compensation expense as a financing cash flow.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a result of adopting Statement No. 123(R), net income for 2006 is $0.2 million lower (less than $0.01 per basic and diluted common share) than if we had continued to account for share-based compensation under Statement No. 123. This includes a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) relating to the change in accounting for forfeitures which is recorded as a reduction to compensation expense in our 2006 consolidated income statement. Also, for 2006, $1.6 million of excess tax deductions are classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated.
Prior to January 1, 2006, we followed the prospective method under Statement No. 123. Under the prospective method, expense was recognized for those options granted, modified or settled after the date of adoption. The expense was generally recognized ratably over our five-year vesting period without regard to when an employee became eligible for retirement and immediate vesting. In addition, the impact of forfeitures was recognized when they occurred.
The following table illustrates the effect on net income and earnings per share if the fair value based method under Statement No. 123 had been applied to all outstanding and unvested awards.

	Year ended December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income, as reported:	$72,842	$66,076
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	1,805	1,234
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,177)	(1,854)

Net income, pro forma	$72,470	$65,456

Earnings per common share, as reported	$2.51	$2.31

Earnings per common share, pro forma	$2.50	$2.28

Earnings per common share – assuming dilution, as reported	$2.47	$2.26

Earnings per common share – assuming dilution, pro forma	$2.46	$2.24

Comprehensive Income
Unrealized gains and losses on our available-for-sale securities and interest rate swaps are included in accumulated other comprehensive income in stockholders’ equity. Other comprehensive income excludes net investment gains included in net income which represent transfers from unrealized to realized gains and losses. These amounts totaled $7.9 million in 2006, $1.9 million in 2005 and $1.4 million in 2004. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($4.0) million in 2006, ($1.5) million in 2005 and ($1.7) million in 2004. Beginning in 2006, accumulated other comprehensive income also includes $0.2 million to recognize the underfunded status of our single employer health and medical postretirement benefit plans.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications
Certain amounts in the 2005 and 2004 consolidated statements of cash flows have been reclassified to conform to the 2006 financial statement presentation.
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
2)	Investment Operations
Fixed Maturities and Equity Securities
The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities classified as available for sale:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
December 31, 2006
Bonds:
Corporate securities	$3,885,233	$96,696	$(59,095)	$3,922,834
Mortgage and asset-backed securities	2,358,263	14,324	(27,601)	2,344,986
United States Government and agencies	612,980	3,702	(13,436)	603,246
State, municipal and other governments	928,473	14,855	(13,950)	929,378
Public utilities	487,226	8,473	(7,996)	487,703
Redeemable preferred stocks	82,389	5,582	(322)	87,649

Total fixed maturities	$8,354,564	$143,632	$(122,400)	$8,375,796

Equity securities	$35,604	$14,850	$(176)	$50,278

December 31, 2005
Bonds:
Corporate securities	$3,068,472	$120,067	$(38,953)	$3,149,586
Mortgage and asset-backed securities	2,202,636	22,154	(16,905)	2,207,885
United States Government and agencies	605,624	4,606	(9,165)	601,065
State, municipal and other governments	584,250	17,559	(1,721)	600,088
Public utilities	298,134	8,709	(4,150)	302,693
Redeemable preferred stocks	82,316	6,640	(22)	88,934

Total fixed maturities	$6,841,432	$179,735	$(70,916)	$6,950,251

Equity securities	$54,565	$28,143	$(211)	$82,497

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.
The carrying value and estimated market value of our portfolio of available-for-sale fixed maturity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Estimated
	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$71,066	$71,927
Due after one year through five years	628,258	634,720
Due after five years through ten years	2,074,127	2,074,513
Due after ten years	3,140,461	3,162,001

	5,913,912	5,943,161
Mortgage and asset-backed securities	2,358,263	2,344,986
Redeemable preferred stocks	82,389	87,649

	$8,354,564	$8,375,796

Net unrealized investment gains on fixed maturity and equity securities classified as available for sale and interest rate swaps, recorded directly to stockholders’ equity, were comprised of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Unrealized appreciation on:
Fixed maturities – available for sale	$21,232	$108,819
Equity securities – available for sale	14,674	27,932
Interest rate swaps	4,726	5,524

	40,632	142,275

Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(2,616)	(13,666)
Deferred sales inducements	7,779	(181)
Value of insurance in force acquired	(2,819)	(2,552)
Unearned revenue reserve	684	361
Provision for deferred income taxes	(15,281)	(44,183)

	28,379	82,054
Proportionate share of net unrealized investment gains of equity investees	25	247

Net unrealized investment gains	$28,404	$82,301

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($48.1) million in 2006, ($66.4) million in 2005 and $24.4 million in 2004.
The following tables set forth the estimated market value and unrealized losses of available-for-sale fixed maturity securities in an unrealized loss position that are not deemed to be other-than-temporarily impaired. These are listed by investment category and the length of time the securities have been in an unrealized loss position:

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

	Less than one year		One year or more		Total
					Estimated
	Estimated	Unrealized	Estimated	Unrealized	Market	Unrealized
Description of Securities	Market Value	Losses	Market Value	Losses	Value	Losses
	(Dollars in thousands)
Corporate securities	$669,716	$(10,230)	$1,135,329	$(48,865)	$1,805,045	$(59,095)
Mortgage and asset-backed securities	478,099	(3,599)	942,858	(24,002)	1,420,957	(27,601)
United States Government and agencies	65,407	(1,248)	441,826	(12,188)	507,233	(13,436)
State, municipal and other governments	368,864	(7,368)	132,356	(6,582)	501,220	(13,950)
Public utilities	111,348	(1,030)	145,726	(6,966)	257,074	(7,996)
Redeemable preferred stocks	4,963	(36)	9,761	(286)	14,724	(322)

Total fixed maturities	$1,698,397	$(23,511)	$2,807,856	$(98,889)	$4,506,253	$(122,400)

December 31, 2005

	Less than one year		One year or more		Total
			Estimated		Estimated
	Estimated	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities	Market Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Corporate securities	$1,209,305	$(34,909)	$101,026	$(4,044)	$1,310,331	$(38,953)
Mortgage and asset-backed securities	877,554	(9,836)	174,963	(7,069)	1,052,517	(16,905)
United States Government and agencies	399,571	(5,724)	79,614	(3,441)	479,185	(9,165)
State, municipal and other governments	144,394	(1,671)	1,832	(50)	146,226	(1,721)
Public utilities	141,284	(3,691)	8,161	(459)	149,445	(4,150)
Redeemable preferred stocks	10,024	(22)	–	–	10,024	(22)

Total fixed maturities	$2,782,132	$(55,853)	$365,596	$(15,063)	$3,147,728	$(70,916)

Included in the above table are 780 securities from 513 issuers at December 31, 2006 and 515 securities from 328 issuers at December 31, 2005. These increases are primarily due to the impact of increases in market interest rates. The following summarizes the details describing the more significant unrealized losses by investment category as of December 31, 2006.
Corporate securities: The unrealized losses on corporate securities totaled $59.4 million, or 48.5% of our total unrealized losses. The largest losses were in the manufacturing sector ($467.7 million carrying value and $21.8 million unrealized loss) and in the financial services sector ($788.1 million carrying value and $18.8 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($91.2 million carrying value and $5.6 million unrealized loss) and the printing and publishing sector ($42.2 million carrying value and $3.8 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to a rise in market interest rates and spread widening that is the result of weaker operating results. In addition, we believe there are concerns that these sectors may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized loss in the financial services sector and the remaining corporate sectors was caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $27.6 million, or 22.5% of our total unrealized losses, and were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $13.4 million, or 11.0% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
State municipal and other governments: The unrealized losses on state, municipal and other governments totaled $14.0 million, or 11.4% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
Public utilities: The unrealized losses on public utilities totaled $8.0 million, or 6.5% of our total unrealized losses, and were caused primarily by an increase in market interest rates. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.
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
We also have $0.2 million of gross unrealized losses on equity securities with an estimated market value of $0.7 million at December 31, 2006 and $0.2 million of gross unrealized losses on equity securities with an estimated market value of $0.6 million at December 31, 2005. These equity securities have been in an unrealized loss position for more than one year.
Mortgage Loans on Real Estate
Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.
We establish an allowance, consisting of specific reserves, for possible losses against our mortgage loan portfolio. There were no impaired loans (those loans in which we do not believe we will collect all amounts due according to

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the contractual terms of the respective loan agreements) requiring a valuation allowance at December 31, 2006 and 2005. An analysis of the allowance provided in 2005 and 2004 is as follows:

	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$3,500	$3,500
Realized losses	479	–
Sales	(3,979)	–

Balance at end of year	$–	$3,500

Investment Real Estate
We have provided an allowance for possible losses against our investment real estate. An analysis of this allowance, which consists of specific reserves, is as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$700	$618	$1,009
Realized losses	51	82	73
Sales	(751)	–	(464)

Balance at end of year	$–	$700	$618

Net Investment Income
Components of net investment income are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Fixed maturities – available for sale	$463,723	$407,443	$358,976
Fixed maturities – trading	546	277	–
Equity securities – available for sale	522	529	464
Mortgage loans on real estate	58,042	52,233	47,306
Investment real estate	435	1,212	2,510
Policy loans	10,415	10,617	10,665
Short-term investments, cash and cash equivalents	3,693	1,946	2,355
Prepayment fee income and other	5,019	7,635	2,497

	542,395	481,892	424,773
Less investment expenses	(6,559)	(6,449)	(8,692)

Net investment income	$535,836	$475,443	$416,081

Realized and Unrealized Gains and Losses
Realized/unrealized gains (losses), recorded as a component of income, and the change in unrealized appreciation/depreciation on investments and interest rate swaps, recorded as a component of the change in accumulated other comprehensive income, are summarized below:

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Realized/unrealized – income
Fixed maturities – available for sale	$(1,521)	$2,924	$3,123
Fixed maturities – trading	83	(156)	–
Equity securities – available for sale	13,492	432	(18)
Mortgage loans on real estate	–	(479)	–
Investment real estate	(19)	240	5,181
Securities and indebtedness of related parties	1,936	–	(85)
Notes receivable and other	–	–	(26)

Realized/unrealized gains on investments	$13,971	$2,961	$8,175

Unrealized – accumulated other comprehensive income
Fixed maturities – available for sale	$(87,587)	$(140,796)	$37,938
Equity securities – available for sale	(13,258)	12,128	4,338
Interest rate swaps	(798)	2,282	967

Change in unrealized appreciation/depreciation of investments	$(101,643)	$(126,386)	$43,243

The entire realized/unrealized loss on fixed maturity securities classified as trading relates to securities held as of December 31, 2006 and December 31, 2005.
An analysis of sales, maturities and principal repayments of our available-for-sale fixed maturities portfolio is as follows:

		Gross Realized	Gross Realized
	Amortized Cost	Gains	Losses	Proceeds
	(Dollars in thousands)
Year ended December 31, 2006
Scheduled principal repayments and calls – available for sale	$393,789	$–	$–	$393,789
Sales – available for sale	59,454	1,226	(527)	60,153

Total	$453,243	$1,226	$(527)	$453,942

Year ended December 31, 2005
Scheduled principal repayments and calls – available for sale	$657,080	$–	$–	$657,080
Sales – available for sale	214,453	6,391	(2,347)	218,497

Total	$871,533	$6,391	$(2,347)	$875,577

Year ended December 31, 2004
Scheduled principal repayments and calls – available for sale	$1,179,419	$–	$–	$1,179,419
Sales – available for sale	221,750	9,396	(453)	230,693

Total	$1,401,169	$9,396	$(453)	$1,410,112

Realized losses on fixed maturities totaling $2.3 million in 2006, $2.2 million in 2005 and $6.3 million in 2004 were incurred as a result of writedowns for other-than-temporary impairment of fixed maturity securities.
Income taxes include a provision of $4.9 million in 2006, $1.0 million in 2005 and $2.9 million in 2004 for the tax effect of realized gains and losses.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Variable Interest Entities
We have investments in several variable interest entities for which we are not considered the primary beneficiary. These investments consist of common and preferred stock investments in a company that operates in the broker/ dealer industry and certain mezzanine commercial real estate loans on real estate properties. The broker/dealer had revenues totaling $51.9 million for 2006, $49.7 million for 2005 and $43.9 million for 2004. There was one real estate project in 2006, three in 2005 and four real estate projects in 2004. Each real estate project has assets totaling less than $5.0 million at December 31, 2006 and less than $17.0 million at December 31, 2005 and December 31, 2004. Our investments in these entities were made during the period from 2002 to 2005. Our maximum exposure to loss is the carrying value of our investments which totaled $5.5 million at December 31, 2006 and $5.0 million at December 31, 2005 for the broker/dealer and $0.8 million at December 31, 2006 and $4.3 million at December 31, 2005 for the mezzanine commercial real estate loans.
Other
We have a common stock investment in American Equity’s parent, American Equity Investment Life Holding Company (AEL), valued at $39.4 million at December 31, 2006 and $72.0 million at December 31, 2005. American Equity underwrites and markets life insurance and annuity products throughout the United States. During 2006, we sold 2,500,000 shares of AEL and realized a gain of $13.5 million.
During 2006, we sold our equity investment in Western Agricultural Insurance Company, an affiliate, at its fair market value of $7.9 million, to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), another affiliate. A realized gain of $1.9 million was recognized on this transaction. During 2004, we also sold certain investment real estate properties to Farm Bureau Mutual at their fair market value of $20.0 million and realized a gain of $5.3 million from these transactions.
At December 31, 2006, affidavits of deposits covering investments with a carrying value totaling $9,431.4 million were on deposit with state agencies to meet regulatory requirements. Also, fixed maturity securities with a carrying value of $47.3 million were on deposit with the Federal Home Loan Bank as collateral for a funding agreement.
At December 31, 2006, we had committed to provide additional funding for mortgage loans on real estate aggregating $63.2 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.
We received cash collateral for derivative transactions totaling $70.5 million at December 31, 2006 and $6.4 million at December 31, 2005 that was invested and included in the consolidated balance sheet with a corresponding amount recorded in other liabilities. We also have securities we hold as off-balance sheet collateral for derivative transactions with a market value totaling $10.5 million that at December 31, 2006 and $4.7 million at December 31, 2005.
The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2006 include real estate, fixed income, equity securities and other long-term investments totaling $2.9 million.
No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders’ equity at December 31, 2006.
3)	Derivative Instruments
We have entered into six interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $300.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. Interest sensitive product benefits decreased $3.7 million in 2006, decreased $1.0 million in 2005 and increased $1.6 million in 2004 as a result of the net interest settlements on the interest rate swaps.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Beginning in 2006, we also entered into one interest rate swap to hedge the variable component of the interest rate on our line of credit borrowings. The terms of this swap provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. Any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to the outstanding debt on this line of credit at a rate of 5.51%. Interest expense decreased $0.2 million in 2006 as a result of the net interest settlements on this swap.
Details regarding the swaps are as follows (dollars in thousands):

				Carrying and Fair Value at December 31,
Maturity	Notional	Receive	Pay
Date	Amount	Rate	Rate	2006	2005
5/1/2006	$50,000	1 month LIBOR*	2.545%	$–	$313
4/1/2008	50,000	3 month LIBOR*	3.865	860	1,063
7/1/2008	50,000	1 month LIBOR*	2.579	1,900	2,175
7/1/2008	50,000	1 month LIBOR*	2.465	1,978	2,333
1/1/2010	50,000	1 month LIBOR*	4.858	343	11
10/7/2010	46,000	3 month LIBOR*	4.760	368	–
12/1/2010	50,000	1 month LIBOR*	5.040	97	(371)
6/1/2011	50,000	1 month LIBOR*	5.519	(820)	–

				$4,726	$5,524

     * London Interbank Offered Rate
We formally document hedging relationships, including identification of the interest rate swaps as the hedging instruments and interest credited to the related flexible premium deferred annuity contract liabilities or interest expense on the line of credit as the hedged transactions. We also document our risk management objectives and strategies for undertaking these transactions. There was no ineffectiveness recorded in the consolidated statements of income during 2006, 2005 or 2004. See Note 1, “Significant Accounting Policies — Accounting Changes,” for changes in accounting for the swaps hedging our annuity contracts when we are required to undesignated those hedging relationships in 2007.
We assume index annuity business under the coinsurance agreement and began writing index annuities directly during 2004. Index annuities guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. Most of the premium received is invested in investment grade fixed income securities and a portion of the premium received from the contract holder is used to purchase derivatives consisting of one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. Although the call options are designed to be effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums.
We held call options relating to our direct business with a fair value of $121.9 million at December 31, 2006 and $38.2 million at December 31, 2005. Our share of call options assumed under the coinsurance agreement, which is recorded as embedded derivatives in reinsurance recoverable, totaled $42.5 million at December 31, 2006 and $27.7 million at December 31, 2005. Derivative income (loss) includes $70.5 million for 2006, ($2.3) million for 2005 and $15.2 million for 2004 relating to call option proceeds and changes in fair value.
The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is included in interest sensitive and index product benefits in the consolidated statements of income and totaled $70.3 million for 2006, $4.9 million for 2005 and $2.4 million for 2004.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.1 million at December 31, 2006 and 2005, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was less than $0.1 million at December 31, 2006 and 2005. Derivative income (loss) from our modified coinsurance contracts totaled less than $0.1 million in 2006, ($0.4) million in 2005 and $0.1 million in 2004.
We occasionally purchase asset-backed securities and agree to settle at a future date, even though the same security or an essentially similar security could be settled at an earlier date. For these “when issued” securities, any changes in the market value of the security from the trade date through the settlement date are recorded as derivative income (loss) rather than as a component of accumulated other comprehensive income. We did not purchase any when issued securities in 2006 or 2005. Derivative income from when issued securities totaled less than $0.1 million in 2004.
4)	Fair Values of Financial Instruments
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
Fixed maturity securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using a matrix calculation assuming a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bond yields.
Equity securities: The fair values for equity securities are based on quoted market prices, where available. For equity securities that are not actively traded, estimated fair values are based on values of comparable issues.
Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows using interest rates based on a spread above the U.S. Treasury curve. These spreads are based on overall performance of the commercial real estate market and the average life and historical performance of the loans in our portfolio.
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
Reinsurance recoverable: Reinsurance recoverable relating to our portion of the call options used to fund index credits on the index annuities assumed from American Equity is reported at fair value. Fair value is determined using quoted market prices for the call options. Reinsurance recoverable also includes the embedded derivatives in

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
our modified coinsurance contracts under which we assume business. Market values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. We are not required to estimate fair value for the remainder of the reinsurance recoverable balance.
Other assets and other liabilities: Fair values for interest rate swaps are based on quoted market prices. Other assets or other liabilities also include the embedded derivatives in our modified coinsurance contracts under which we cede business. Market values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying investments. We are not required to estimate fair value for the remainder of the other assets or other liabilities balances.
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
The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

	December 31,
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities – available for sale	$8,375,796	$8,375,796	$6,950,251	$6,950,251
Fixed maturities – trading	14,927	14,927	14,848	14,848
Equity securities – available for sale	50,278	50,278	82,497	82,497
Mortgage loans on real estate	979,883	1,003,218	840,482	850,940
Derivative instruments	127,478	127,478	44,124	44,124
Policy loans	179,899	204,895	176,872	193,710
Other long-term investments	1,300	1,300	1,300	1,300
Cash and short-term investments	156,646	156,646	184,453	184,453
Securities and indebtedness of related parties	–	–	6,266	6,266
Reinsurance recoverable	42,613	42,613	27,799	27,799
Other assets	37	37	32	32
Assets held in separate accounts	764,377	764,377	639,895	639,895

Liabilities
Future policy benefits	$7,268,910	$6,425,829	$5,481,634	$4,892,698
Other policyholders’ funds	550,008	575,389	548,083	567,039
Long-term debt	218,399	170,791	218,446	171,699
Other liabilities	820	820	371	371
Liabilities related to separate accounts	764,377	741,790	639,895	620,760

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5)	Reinsurance and Policy Provisions
Reinsurance
In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. New sales of certain term life products are reinsured on a first dollar quota share basis. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $8,012.8 million (20.9% of direct life insurance in force) at December 31, 2006 and $7,068.2 million (19.7% of direct life insurance in force) at December 31, 2005.
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
In total, insurance premiums and product charges have been reduced by $30.7 million in 2006, $30.4 million in 2005 and $29.6 million in 2004 and insurance benefits have been reduced by $21.2 million in 2006, $15.7 million in 2005 and $14.7 million in 2004 as a result of cession agreements.
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
We assume certain annuity business issued prior to August 1, 2004 through the coinsurance agreement with American Equity. Effective August 1, 2004, we announced the suspension of this agreement and, as a result of this suspension, no transfers of new business will occur unless we and American Equity agree to resume the coinsurance of new business. The business assumed by us prior to the suspension remains as part of our in force business. Premiums collected on this assumed business, not included in revenues in the consolidated statements of income, totaled $2.9 million in 2006, $4.5 million in 2005 and $202.1 million in 2004.
We assume certain traditional life, universal life and annuity business issued through October 1, 2003 from EMC National Life Company (EMCNL). In addition, we also assume variable annuity and variable life business from alliance partners through modified coinsurance arrangements.
Life insurance in force assumed on a consolidated basis totaled $1,626.5 million (5.1% of total life insurance in force) at December 31, 2006, $1,844.5 million (6.0% of total life insurance in force) at December 31, 2005 and $1,843.5 million (6.3% of total life insurance in force) at December 31, 2004. In total, premiums and product charges assumed totaled $26.0 million in 2006, $24.8 million in 2005 and $23.0 million in 2004. Insurance benefits assumed totaled $10.9 million in 2006, $10.7 million in 2005 and $11.1 million in 2004.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Policy Provisions
An analysis of the value of insurance in force acquired is as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$49,118	$51,979	$54,300
Accretion of interest during the year	6,186	2,218	2,407
Amortization of asset	(9,644)	(5,079)	(4,728)

Balance prior to impact of net unrealized investment gains and losses	45,660	49,118	51,979
Impact of net unrealized investment gains and losses	(2,819)	(2,552)	(6,140)

Balance at end of year	$42,841	$46,566	$45,839

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2007 — $2.7 million; 2008 — $2.7 million; 2009 — $2.7 million; 2010 — $2.7 million; 2011 — $2.6 million; and thereafter, through 2030 — $32.3 million.
Certain variable annuity and variable universal life contracts in our separate accounts have minimum interest guarantees on funds deposited in our general account and guaranteed minimum death benefits (GMDBs) on our variable annuities. In addition, we have certain variable annuity contracts that have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon death of the contract holder. Information regarding our GMDBs and IDBs by type of guarantee and related separate account balance and net amount at risk (amount by which GMDB or IDB exceeds account value) is as follows:

	December 31, 2006		December 31, 2005
	Separate		Separate
	Account	Net Amount at	Account	Net Amount at
Type of Guarantee	Balance	Risk	Balance	Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$254,001	$1,903	$213,852	$3,967
Return the greater of highest anniversary value or net deposits	339,982	382	249,670	883
Incremental death benefit	387,260	34,649	324,736	22,744

Total		$36,934		$27,594

The separate account assets are principally comprised of stock and bond mutual funds. The reserve for GMDBs and IDBs, determined using scenario-based modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $1.2 million at December 31, 2006 and $0.9 million at December 31, 2005. The weighted average age of the contract holders with a GMDB or IDB rider was 59 years at December 31, 2006 and 58 years at December 31, 2005.
Incurred benefits for GMDBs and IDBs totaled $0.3 million for 2006, $0.6 million for 2005 and less than ($0.1) million for 2004. Paid benefits for GMDBs and IDBs totaled less than $0.1 million for 2006 and $0.1 million for 2005 and 2004.
6)	Income Taxes
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
Income tax expenses (credits) are included in the consolidated financial statements as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Taxes provided in consolidated statements of income on:
Income before minority interest in earnings of subsidiaries and equity income:
Current	$40,993	$35,862	$33,078
Deferred	3,375	918	(5,369)

	44,368	36,780	27,709

Equity income – current	612	656	752

Taxes provided in consolidated statements of changes in stockholders’ equity:
Change in net unrealized investment gains/losses – deferred	(29,022)	(31,735)	10,602
Adjustment resulting from capital transaction of equity investee – deferred	(31)	–	8
Adjustment to record underfunded status of other post-retirement benefit plans – deferred	(112)	–	–
Adjustment resulting from the issuance of shares under stock option plan – current	(1,614)	(1,387)	(1,832)
Adjustment resulting from issuance of shares under stock option plan – deferred	22	–	–

	(30,757)	(33,122)	8,778

	$14,223	$4,314	$37,239

The effective tax rate on income before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income before income taxes, minority interest in earnings of subsidiaries and equity income	$133,488	$108,563	$92,492

Income tax at federal statutory rate (35%)	$46,721	$37,997	$32,372
Tax effect (decrease) of:
Reversal of tax accruals no longer necessary based on events and analysis performed during the year	(525)	(525)	(4,502)
Tax-exempt dividend and interest income	(1,963)	(1,495)	(1,147)
Interest on Series C mandatorily redeemable preferred stock	–	805	766
Other items	135	(2)	220

Income tax expense	$44,368	$36,780	$27,709

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred income tax liabilities:
Fixed maturity and equity securities	$16,754	$53,279
Deferred policy acquisition costs	246,830	205,387
Deferred sales inducements	79,432	50,367
Value of insurance in force acquired	14,994	16,298
Property and equipment	8,718	6,655
Other	2,287	4,560

	369,015	336,546

Deferred income tax assets:
Future policy benefits	(289,806)	(233,070)
Accrued dividends	(4,149)	(4,087)
Accrued benefit and compensation costs	(10,851)	(8,670)
Other	(1,829)	(2,571)

	(306,635)	(248,398)

Deferred income tax liability	$62,380	$88,148

7)	Credit Arrangements
We have a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2010 and interest on any borrowings accrues at a variable rate (6.12% at December 31, 2006 and 5.13% at December 31, 2005). Under this agreement, we are required to meet certain financial covenants. In addition, we are prohibited from incurring additional indebtedness in excess of $25.0 million without prior approval from the banks while this line of credit is in effect. Debt outstanding on this line of credit totaled $46.0 million at December 31, 2006 and 2005.
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
In connection with the 2001 acquisition of Kansas Farm Bureau Life Insurance Company, we issued 3,411,000 shares of Series C cumulative voting mandatorily redeemable preferred stock with an estimated fair value of $80.0 million to the Kansas Farm Bureau. Each share of Series C preferred stock had a par value of $26.8404 and voting rights identical to that of Class A common stock. Dividends on the Series C preferred stock were payable quarterly at a rate equal to the regular cash dividends per share of common stock, as defined, then payable. We redeemed 1,687,000 shares, or $45.3 million, of the Series C preferred stock in January 2004 and 1,724,000 shares, or $46.3

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million in December 2005. The Series C preferred stock was initially issued with conversion rights based upon certain contingencies not involving market price triggers. Both parties signed an agreement to waive these rights, so this instrument was not contingently convertible. The Series C preferred stock was issued at an $11.6 million discount to par. This discount accreted to interest expense during the life of the securities using the effective interest method.
Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. FBL Financial Group, Inc. also has a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by AEL. As of December 31, 2006 and 2005, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.
8) Stockholders’ Equity
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
Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (eight to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the IFBF, which owns 64% of our voting stock as of December 31, 2006, maintaining control of the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.
9) Retirement and Compensation Plans
Defined Benefit Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. These plans cover substantially all our employees and the employees of the other participating companies who have attained age 21 and one year of service. Benefits are based on years of service and the employee’s compensation. One of these plans provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of or for the year ended
	December 31,
	2006	2005
	(Dollars in thousands)
Change in benefit obligation – all employers
Net benefit obligation at beginning of the year	$271,098	$249,123
Service cost	9,583	8,647
Interest cost	13,711	13,635
Actuarial loss (gain)	(9,713)	15,199
Special termination benefits	–	1,617
Benefits paid	(23,390)	(17,123)

Net benefit obligation at end of the year	261,289	271,098

Change in plan assets – all employers
Fair value of plan assets at beginning of the year	172,281	158,250
Actual return on plan assets	8,444	6,765
Employer contributions	25,117	24,389
Benefits paid	(23,390)	(17,123)

Fair value of plan assets at end of the year	182,452	172,281

Funded status at end of the year	$(78,837)	$(98,817)

As mentioned in Note 1, “Significant Accounting Policies — Accounting Changes,” multiemployer plans are not impacted by Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Under Statement No. 158, a liability totaling $78.8 million would have been recorded for all employers at December 31, 2006 for the underfunded status of the plans. The following table illustrates the incremental effect of applying Statement No. 158 at December 31, 2006 if the employers followed the single-employer accounting model.

	Year ended December 31,
			After
			Application of
	Before Application of		Statement No.
	Statement No. 158	Adjustments	158
	(Dollars in thousands)
Liability for pension benefits	$(47,922)	$(30,915)	$(78,837)
Intangible asset	5,523	(5,523)	–
Accumulated other comprehensive income	35,744	36,438	72,182

Net amount recognized - all employers	$(6,655)	$–	$(6,655)

Components of net periodic pension cost for all employers are as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Service cost	$9,583	$8,647	$7,769
Interest cost	13,711	13,635	13,368
Expected return on assets	(10,984)	(10,848)	(10,004)
Amortization of prior service cost	804	1,583	3,293
Amortization of actuarial loss	5,593	4,185	2,817
Special termination benefits	–	1,617	–

Net periodic pension cost – all employers	$18,707	$18,819	$17,243

The pension plans’ prior service cost is amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor, as allowed under Statement No. 87, “Employers Accounting for Pensions,” to determine the amounts to amortize. It is expected that

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
net periodic pension cost for all employers in 2007 will include $4.5 million for amortization of the actuarial loss and $0.8 million of prior service cost amortization.
Expected benefits to be paid for all employers are as follows: 2007 — $24.9 million, 2008 — $24.7 million, 2009 — $21.2 million, 2010 — $23.4 million, 2011 — $22.8 million and 2012 through 2016 — $115.4 million. We expect contributions to the plans for 2008 for all employers to be approximately $33.5 million, of which $12.2 million is expected to be contributed by us.
We continue to follow Statement No. 87 for multiemployer plans. We record our proportionate share of prepaid or accrued pension cost and net periodic pension cost as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$9,680	$7,870
Accrued benefit cost	(10,285)	(10,104)

Net amount recognized in our consolidated financial statements	$(605)	$(2,234)

Net periodic pension cost recorded in our consolidated income statements totaled $6.4 million in 2006, $7.8 million in 2005 and $6.4 million in 2004.
Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Projected benefit obligation – all employers	$261,289	$271,098
Accumulated benefit obligation – all employers	230,375	235,618
Fair value of plan assets – all employers	182,453	172,281
Weighted average assumptions used to determine benefit obligations disclosed above are as follows:

	December 31,
	2006	2005
Discount rate	5.50%	5.50%
Annual salary increases	4.00%	4.00%
Weighted average assumptions used to determine net periodic pension cost are as follows:

	Year Ended December 31,
	2006	2005	2004
Discount rate	5.50%	5.75%	6.25%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.00%	4.50%
During 2005, we began executing our long-term investment strategy of diversifying the plans’ assets into equity securities with the long-term target allocation being approximately 60% deposit administration fund contracts and 40% equities. At December 31, 2006, the plans’ assets were invested 88% in deposit administration fund contracts held by Farm Bureau Life and 12% in diversified equities. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) to maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Retirement Plans
We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in an amount equal to 100% of an employee’s contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee’s contributions between 2% and 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $0.9 million in 2006, 2005 and 2004.
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
In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to retirees. See Note 1, “Significant Accounting Policies — Accounting Changes,” for additional details regarding the impact of adopting Statement No. 158 for these plans. Postretirement benefit expense aggregated $0.1 million in 2006, $0.2 million in 2005 and $0.1 million in 2004.
Stock Compensation Plans
We have two share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $3.1 million for 2006, $2.1 million for 2005 and $1.5 million for 2004. The income tax benefit recognized in the income statement for these arrangements totaled $1.1 million for 2006, $0.6 million for 2005 and $0.4 million for 2004.
Stock Option Awards
We grant stock options for Class A common stock to directors, officers and employees. For officers and employees, the options have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us. Options to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to ten years. The stock price for all options is equal to the fair market value of the common stock on the grant date. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. Assumptions used in our valuation model are as follows:

	Year ended December 31,
	2006	2005	2004
Weighted average risk-free interest rate	4.33%	4.01%	3.54%
Dividend yield	1.40%	1.50%	1.60%
Weighted average volatility factor of the expected market price	0.24	0.32	0.34
Weighted average expected term	5.6 years	6.4 years	6.1 years
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for expected volatilities within the valuation model. For 2006, the weighted-average expected term for the majority of our options is presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the “shortcut method.” We assume the contractual term approximates the expected life for the remaining options. For 2005, we used historical data to estimate option exercises and employee terminations to determine the expected term assumption. We currently use the shortcut method, as permitted under Statement No. 123(R), due to limited historical share option exercise experience. The change in this assumption did not have a material impact on the expected term of the stock options.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of stock option activity is as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
	Number of	Average Exercise	Term (in	Aggregate
	Shares	Price per Share	Years)	Intrinsic Value
	(Dollars in thousands, except per share data)
Shares under option at December 31, 2005	2,068,576	21.00
Granted	454,099	32.58
Exercised	(410,141)	17.05
Forfeited or expired	(20,822)	27.11

Shares under option at December 31, 2006	2,091,712	$24.23	6.82	$31,070

Vested at December 31, 2006 or expected to vest in the future	2,070,845	$24.18	6.80	$30,861

Exercisable options at December 31, 2006	1,033,763	$21.33	5.82	$18,346

The weighted average grant-date fair value of options granted per common share was $8.64 for 2006, $8.86 for 2005 and $8.50 for 2004. The intrinsic value of options exercised during the year totaled $6.9 million for 2006, $5.0 million for 2005 and $7.3 million for 2004.
Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $3.1 million as of December 31, 2006. This expense is expected to be recognized over a weighted-average period of 2.7 years.
We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $6.6 million for 2006, $5.1 million for 2005 and $6.6 million for 2004. The actual tax benefit realized from stock options exercised totaled $2.0 million for 2006, $1.5 million for 2005 and $2.0 million for 2004.
Performance Based Restricted Stock
We also grant restricted Class A common shares to certain executives. The restrictions on this stock lapse and the stock vests if the Company meets or exceeds operating goals, such as earnings per share and return on equity targets within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the restricted stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period are currently contingent upon vesting.
A summary of restricted stock activity is as follows:

		Weighted-
		Average Grant-
		Date Fair Value
	Number of Shares	per Share
Restricted stock at January 1, 2006	86,256	$26.02
Granted	133,563	33.93
Forfeited	(5,231)	32.97

Restricted stock at December 31, 2006	214,588	30.78

There has been no restricted stock vested and released to employees as of December 31, 2006. Unrecognized compensation expense related to unvested share-based compensation granted under the restricted stock arrangement totaled $0.8 million as of December 31, 2006. This expense is expected to be recognized over a weighted-average

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
period of 1.5 years. We have a policy of withholding shares to cover tax payments and expect to withhold approximately 12,000 shares during 2007, based on estimates of restricted shares we expect to vest and be released.
At December 31, 2006, shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 4,995,614.
Other
We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 41,272 at December 31, 2006 and 34,559 at December 31, 2005. At December 31, 2006, shares of Class A common stock available for future issuance under the Director Compensation Plan totaled 7,226. Also, beginning in 2005, we have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the company who are required to meet certain stated common stock ownership guidelines are allowed to use their base salary and annual cash bonus to purchase deferred stock units. Under this plan, we have deferred stock units outstanding totaling 11,960 at December 31, 2006 and 2,111 at December 31, 2005. At December 31, 2006, shares of Class A common stock available for future issuance under this plan totaled 238,040.
Also see Note 1, “Significant Accounting Policies – Stock Based Compensation,” for further discussion of the accounting for our stock option plans and certain pro forma financial information due to the adoption of Statement No. 123 and Statement 123(R).
10) Management and Other Agreements
We share certain office facilities and services with the IFBF, Kansas Farm Bureau (through December 2005) and their affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs.
We leased office space from Farm Bureau Mutual through December 2005. Related lease expense totaled $0.8 million in 2005 and 2004.
We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. Fee income for these services totaled $2.6 million in 2006 million and 2005 and $2.8 million in 2004. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $1.1 million in 2006, $1.0 million in 2005 and $0.8 million in 2004.
We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and another affiliate. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $7.2 million in 2006 and $7.3 million in 2005 and 2004 relating to these arrangements.
We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.4 million in 2006, 2005 and 2004. We have similar arrangements with the Kansas Farm Bureau and other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.2 million in 2006 and $1.1 million in 2005 and 2004.
Prior to 2006, we had an administrative services agreement with American Equity under which we provided investment accounting and claims processing, accounting, compliance and other administrative services. Fee income from performing these services totaled $0.4 million in 2005 and 2004.
11) Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2006, management is not

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
aware of any claims for which a material loss is reasonably possible. See Note 1, “Significant Accounting Policies – Recognition of Premium Revenue and Costs” for disclosure of a gain contingency relating to a lawsuit.
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
We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2006, are as follows: 2007 — $2.4 million; 2008 — $2.6 million; 2009 — $2.7 million; 2010 — $2.7 million; 2011 — $2.7 million and thereafter, through 2013 — $3.3 million. Rent expense for the lease totaled $3.0 million in 2006 and $3.1 million in 2005 and 2004. These amounts are net of $1.4 million in 2006, 2005 and 2004 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $8.7 million at December 31, 2006 and $10.1 million at December 31, 2005.
12) Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Numerator:
Net income	$90,129	$72,842	$66,076
Dividends on Series B preferred stock	(150)	(150)	(150)

Numerator for earnings per common share - income available to common stockholders	$89,979	$72,692	$65,926

Denominator:
Weighted average shares	29,332,661	28,879,177	28,564,509
Deferred common stock units relating to deferred compensation plans	46,704	30,446	23,361

Denominator for earnings per common share – weighted-average shares	29,379,365	28,909,623	28,587,870
Effect of dilutive securities - stock-based compensation	525,259	505,365	553,020

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,904,624	29,414,988	29,140,890

Earnings per common share	$3.06	$2.51	$2.31

Earnings per common share – assuming dilution	$3.01	$2.47	$2.26

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders was limited to the amount of the annual regular dividend.
Options to purchase 315,225 shares of common stock in 2006 at $30.76 to $39.48 per share were granted during 2006 but were not included in the computation of 2006 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2006. The options, which expire in 2016, were still outstanding at December 31, 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Options to purchase 422,573 shares of common stock in 2005 at $24.57 to $32.25 per share were granted during 2005 but were not included in the computation of 2005 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2005. The options, which expire in 2015, were still outstanding at December 31, 2005.
Options to purchase 359,578 shares of common stock in 2004 at $24.57 to $28.25 per share were granted during 2004 but were not included in the computation of 2004 diluted earnings per share because the options’ exercise price was greater than the average market price of common shares during 2004. The options, which expire in 2014, were still outstanding at December 31, 2004.
13) Statutory Information
The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as either available-for-sale or trading and carried at fair value rather than generally being carried at amortized cost; (b) changes in the fair value of call options held directly by the Life Companies are recorded as a component of derivative income rather than, prior to 2006, directly to surplus; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (e) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (h) certain deferred income tax assets, agents’ balances and certain other assets designated as “non-admitted assets” for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive, indexed and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized for all employees in accordance with Statement No. 87, “Employers’ Accounting for Pensions” rather than for vested employees only; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary rather than being accounted for under the equity method, and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.
Net income of the Life Companies, as determined in accordance with statutory accounting practices, was $73.8 million in 2006, $66.1 million in 2005 and $61.1 million in 2004. Statutory capital and surplus totaled $663.3 million at December 31, 2006 and $611.5 million at December 31, 2005.
The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2007, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $38.3 million for Farm Bureau Life and $32.8 million for EquiTrust Life. However, distributions from Farm Bureau Life are not available until December 2007 due to the timing and amount of dividend payments made during 2006.
14) Segment Information
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of (1) realized and unrealized gains and losses on investments, (2) changes in net unrealized gains and losses on derivatives and (3) for 2006, a lawsuit settlement. The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses.
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from period to period, and the lawsuit settlement in 2006 is a nonrecurring item. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information concerning our operating segments is as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$147,365	$147,436	$134,768
Traditional Annuity – Independent Distribution	236,447	169,988	139,264
Traditional and Universal Life Insurance	326,018	320,523	313,425
Variable	59,010	56,195	52,443
Corporate and Other	29,673	31,366	25,924

	798,513	725,508	665,824
Realized/unrealized gains on investments (A)	13,970	2,959	8,130
Change in net unrealized gains/losses on derivatives (A)	74,870	(319)	8,648

Consolidated revenues	$887,353	$728,148	$682,602

Net investment income:
Traditional Annuity – Exclusive Distribution	$146,433	$146,620	$134,014
Traditional Annuity – Independent Distribution	225,206	161,566	124,712
Traditional and Universal Life Insurance	142,620	141,933	137,667
Variable	14,437	14,653	13,814
Corporate and Other	7,140	10,671	5,874

Consolidated net investment income	$535,836	$475,443	$416,081

Depreciation and amortization:
Traditional Annuity – Exclusive Distribution	$8,159	$10,995	$6,805
Traditional Annuity – Independent Distribution	53,727	35,426	19,254
Traditional and Universal Life Insurance	13,283	16,472	16,647
Variable	8,763	7,810	7,860
Corporate and Other	9,959	9,308	8,773

	93,891	80,011	59,339
Realized/unrealized gains on investments	(164)	453	673
Change in net unrealized gains/losses on derivatives	3,134	(2,479)	662

Consolidated depreciation and amortization	$96,861	$77,985	$60,674

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$35,555	$34,426	$26,285
Traditional Annuity – Independent Distribution	30,439	22,174	13,701
Traditional and Universal Life Insurance	58,706	54,814	52,052
Variable	3,596	2,609	2,151
Corporate and Other	(3,935)	(2,675)	(8,434)

	124,361	111,348	85,755
Income taxes on operating income	(41,218)	(37,811)	(25,390)
Realized/unrealized gains on investments (A)	9,222	1,633	4,732
Change in net unrealized gains/losses on derivatives (A)	936	(2,328)	979
Lawsuit settlement	(3,172)	–	–

Consolidated net income	$90,129	$72,842	$66,076

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Assets:
Traditional Annuity – Exclusive Distribution	$2,488,634	$2,466,017	$2,315,568
Traditional Annuity – Independent Distribution	5,640,189	3,763,282	2,795,815
Traditional and Universal Life Insurance	2,504,689	2,463,722	2,472,565
Variable	1,150,290	1,025,723	929,235
Corporate and Other	404,174	452,348	393,928

	12,187,976	10,171,092	8,907,111

Unrealized gains in accumulated other comprehensive income (A)	43,799	126,591	216,596
Other classification adjustments	(77,763)	(143,750)	(22,971)

Consolidated assets	$12,154,012	$10,153,933	$9,100,736

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to gains and losses on investments and derivatives.
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
Depreciation and amortization related to property, plant and equipment are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $7.6 million for 2006, $6.8 million for 2005 and $5.8 million for 2004 relating to leases with affiliates. In the consolidated statements of income, we record these depreciation amounts net of related lease income from affiliates.
Our investment in equity method investees and the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2006 and 2005 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $2,296.2 million in 2006, $1,432.7 million in 2005 and $1,223.7 million in 2004. Excluding the Independent Annuity segment, our total life and annuity collected premiums are concentrated in the following states: Iowa (2006 – 28%, 2005 – 27%, 2004 – 28%), Kansas (2006 – 17%, 2005 – 19%, 2004 – 20%) and Oklahoma (2006 – 7%, 2005 – 7%, 2004 – 8%). For the Independent Annuity segment, excluding reinsurance assumed, our annuity collected premiums are concentrated in the following states: Florida (2006 – 10%, 2005 – 14%, 2004 – 13%), Texas (2006 – 9%, 2005 – 8%, 2004 – 4%), Pennsylvania (2006 – 8%, 2005 – 4%, 2004 – < 1%), California (2006 – 8%, 2005 – 10%, 2004 – 11%), North Carolina (2006 – 6%, 2005 – 8%, 2004 – 6%) and Michigan (2006 – 6%, 2005 – 7%, 2004 – 11%).
15) Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are as follows:

	2006
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$59,772	$62,457	$60,320	$61,300
Net investment income	122,380	128,972	137,378	147,106
Derivative income (loss)	16,832	(22,431)	29,042	46,897
Realized/unrealized gains (losses) on investments	11,604	222	(256)	2,401
Total revenues	216,067	175,196	232,439	263,651
Net income	27,734	17,702	20,706	23,987
Net income applicable to common stock	27,696	17,665	20,669	23,949

Earnings per common share	$0.95	$0.60	$0.70	$0.81
Earnings per common share – assuming dilution	$0.93	$0.59	$0.69	$0.80

	2005
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$57,121	$61,394	$55,514	$57,232
Net investment income	114,106	117,931	120,336	123,070
Derivative income (loss)	(12,400)	120	5,900	3,580
Realized/unrealized gains (losses) on investments	412	2,876	37	(364)
Total revenues	164,208	187,744	187,223	188,973
Net income	17,205	18,295	17,019	20,323
Net income applicable to common stock	17,167	18,258	16,982	20,285

Earnings per common share	$0.60	$0.63	$0.59	$0.70
Earnings per common share – assuming dilution	$0.59	$0.62	$0.58	$0.69
The differences between the derivative income (loss) by quarter primarily correspond to the performance of the indices upon which our call options are based. Net income was decreased $3.2 million in the second quarter of 2006 due to the settlement of a lawsuit. Net income was increased $2.6 million in the third quarter of 2006 due to an adjustment to an embedded derivative. The lawsuit settlement and embedded derivative adjustment are explained in Note 1, “Significant Accounting Policies – Recognition of Premium Revenues and Costs.”

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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2006, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See page 63 for Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.
ITEM 9B. OTHER INFORMATION
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2006 which has not been previously reported.
PART III
The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2006.
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

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (N)
4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (N)
4.5
Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)
4.7	Form of 5.85% Senior Note Due 2014 (F)
4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
10.1	2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (M) *
10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (M)*
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations (J)
10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (K) *
10.6	2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (L) *
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)
10.10	Management Performance Plan (2007) sponsored by FBL Financial Group, Inc. *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)
10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)
10.18
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost, and January 1, 2007 between the Company and James P. Brannen (D) *

10.19
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of Douglas W. Gumm, Donald J. Seibel and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.20
Form of Restricted Stock Agreement, dated as of January 1, 2004 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (H) *

10.21
Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (J) *

10.22
Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (L) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of Stephen M. Morain, James W. Noyce, and JoAnn Rumelhart (L) *
10.24	Summary of Named Executive Officer Compensation *
12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of FBL Financial Group, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors
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
(G) Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(H) Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(I) Form 10-K for the period ended December 31, 2004, File No. 001-11917
(J) Form 10-Q for the period ended March 31, 2005, File No. 001-11917
(K) Form 10-Q for the period ended June 30, 2005, File No. 001-11917
(L) Form 10-K for the period ended December 31, 2005, File No. 001-11917
(M) Form 10-Q for the period ended June 30, 2006, File No. 001-11917
(N) Form 10-Q for the period ended September 30, 2006, File No. 001-11917

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2007.

FBL Financial Group, Inc.
By:	/s/ Craig A. Lang
Craig A. Lang
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date
/s/ JAMES W. NOYCE James W. Noyce	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2007

/s/ JAMES P. BRANNEN James P. Brannen	Chief Financial Officer and Chief Administrative Officer	February 21, 2007

/s/ CRAIG A. LANG Craig A. Lang	Chairman of the Board and Director	February 21, 2007

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 21, 2007

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 21, 2007

/s/ TIM H. GILL Tim H. Gill	Director	February 21, 2007

/s/ ROBERT H. HANSON Robert H. Hanson	Director	February 21, 2007

/s/ CRAIG D. HILL Craig D. Hill	Director	February 21, 2007

/s/ G. STEVEN KOUPLEN G. Steven Kouplen	Director	February 21, 2007

/s/ PAUL E. LARSON Paul E. Larson	Director	February 21, 2007

/s/ EDWARD W. MEHRER Edward W. Mehrer	Director	February 21, 2007

/s/ FRANK S. PRIESTLEY Frank S. Priestley	Director	February 21, 2007

/s/ KIM M. ROBAK Kim M. Robak	Director	February 21, 2007

/s/ JOHN E. WALKER John E. Walker	Director	February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 13, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 13, 2007

Schedule I — Summary of Investments — Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2006

Column A	Column B	Column C	Column D
			Amount at which
			shown in the balance
Type of Investment	Cost (1)	Value	sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$3,885,233	$3,922,834	$3,922,834
Mortgage and asset-backed securities	2,358,263	2,344,986	2,344,986
United States Government and agencies	612,980	603,246	603,246
State, municipal and other governments	928,473	929,378	929,378
Public utilities	487,226	487,703	487,703
Redeemable preferred stocks	82,389	87,649	87,649

Total	8,354,564	$8,375,796	8,375,796

Fixed maturity securities, trading	15,000	$14,927	14,927
Equity securities, available for sale:
Common stocks:
Banks, trusts, and insurance companies	33,158	47,633	47,633
Industrial, miscellaneous, and all other	2,446	2,645	2,645

Total	35,604	$50,278	50,278

Mortgage loans on real estate	979,989		979,883
Derivative instruments	79,338	$127,478	127,478
Investment real estate - held for investment	8,711		8,711
Policy loans	179,899		179,899
Other long-term investments	1,300		1,300
Short-term investments	44,354		44,354

Total investments	$9,698,759		$9,782,626

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, derivative instruments and other long-term investments; unpaid principal balance for mortgage loans on real estate and policy loans, and original cost less accumulated depreciation for investment real estate.

Schedule II — Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$952	$1,728
Amounts receivable from affiliates	9,515	1,004
Amounts receivable from subsidiaries (eliminated in consolidation)	913	6,623
Accrued investment income	69	–
Current income taxes recoverable	1,596	4,626
Deferred income taxes	2,871	1,791
Other assets	2,293	2,360
Derivative instruments	368	–
Short-term investments	2,126	50,676
Investments in subsidiaries (eliminated in consolidation)	1,087,853	1,051,132

Total assets	$1,108,556	$1,119,940

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$6,955	$52,456
Amounts payable to affiliates	1,161	3,472
Amounts payable to subsidiaries (eliminated in consolidation)	1,321	1,335
Long-term debt	218,399	218,446

Total liabilities	227,836	275,709

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	86,462	72,260
Class B common stock	7,519	7,524
Accumulated other comprehensive income	28,195	82,301
Retained earnings	755,544	679,146

Total stockholders’ equity	880,720	844,231

Total liabilities and stockholders’ equity	$1,108,556	$1,119,940

See accompanying notes to condensed financial statements.

Schedule II —Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Income
(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Net investment income	$408	$2,211	$2,025
Realized gains (losses) on investments	408	3	(2)
Dividends from subsidiaries (eliminated in consolidation)	98,200	42,400	6,100
Management fee income from affiliates	2,631	2,590	2,803
Management fee income from subsidiaries (eliminated in consolidation)	6,808	4,384	3,155
Other income	107	42	59

Total revenues	108,562	51,630	14,140
Expenses:
Interest expense	11,744	13,590	11,397
General and administrative expenses	5,135	4,991	4,112

Total expenses	16,879	18,581	15,509

	91,683	33,049	(1,369)
Income tax benefit	2,221	2,667	1,997

Income before equity in undistributed income of subsidiaries	93,904	35,716	628
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	(3,775)	37,126	65,448

Net income	$90,129	$72,842	$66,076

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Net cash provided by (used in) operating activities	$(53,760)	$39,922	$(2,015)

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	–	39,017	561
Short-term investments – net	48,550	–	–
Acquisition of investments:
Short-term investments – net	–	(44,651)	(1,265)
Fixed maturities – available for sale	(14,930)	–	(59,331)
Investment in subsidiaries (eliminated in consolidation)	(45,783)	(15,823)	(15,000)
Dividends from subsidiaries (eliminated in consolidation)	64,624	23,064	6,100

Net cash provided by (used in) investing activities	52,461	1,607	(68,935)

Financing activities
Proceeds from long-term debt	–	–	121,512
Repayment of short-term debt	–	(46,273)	(45,280)
Excess tax deductions on stock-based compensation	1,591	–	–
Issuance of common stock	12,663	8,639	8,780
Dividends paid	(13,731)	(12,309)	(11,607)

Net cash provided by (used in) financing activities	523	(49,943)	73,405

Increase (decrease) in cash and cash equivalents	(776)	(8,414)	2,455
Cash and cash equivalents at beginning of year	1,728	10,142	7,687

Cash and cash equivalents at end of year	$952	$1,728	$10,142

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$5,633	$3,109	$1,895
Non-cash investing activity:
Fixed maturity securities contributed to subsidiary	(49,117)	(34,177)	(5,000)
Fixed maturity securities received from subsidiary	33,576	19,336	–
See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2006
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
2. Dividends from Subsidiary
The parent company received cash dividends totaling $64.6 million in 2006, $23.1 million in 2005 and $6.1 million in 2004 and noncash dividends consisting of fixed maturity securities including purchased interest with a market value of $33.6 million in 2006 and $19.3 million in 2005.
3. Debt
See Note 7 to the consolidated financial statements for a description of the parent company’s long-term debt. This debt matures as follows: 2010 — $46.0 million and 2012 and thereafter – $172.4 million.

Schedule III — Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred	Future policy
	policy	benefits, losses,		Other
	acquisition	claims and loss	Unearned	policyholder
	costs	expenses	revenues	funds
	(Dollars in thousands)
December 31, 2006:
Traditional Annuity-Exclusive Distribution	$78,169	$1,830,561	$–	$399,051
Traditional Annuity-Independent Distribution	384,375	5,366,681	–	1,268
Traditional and Universal Life Insurance	220,858	1,966,198	11,801	153,549
Variable	146,934	211,048	17,319	8,976
Corporate and Other	–	71,675	–	–
Impact of unrealized gains/losses	(2,616)	–	(684)	–

Total	$827,720	$9,446,163	$28,436	$562,844

December 31, 2005:
Traditional Annuity-Exclusive Distribution	$71,879	$1,821,989	$–	$391,030
Traditional Annuity-Independent Distribution	290,246	3,570,388	–	977
Traditional and Universal Life Insurance	207,957	1,926,884	12,352	159,542
Variable	138,651	216,908	17,399	9,314
Corporate and Other	–	69,363	–	–
Impact of unrealized gains/losses	(13,666)	–	(361)	–

Total	$695,067	$7,605,532	$29,390	$560,863

December 31, 2004:
Traditional Annuity-Exclusive Distribution	$66,423	$1,750,821	$–	$368,817
Traditional Annuity-Independent Distribution	232,504	2,709,084	–	1,727
Traditional and Universal Life Insurance	195,288	1,883,647	12,281	179,424
Variable	132,101	211,678	17,698	–
Corporate and Other	–	66,424	–	–
Impact of unrealized gains/losses	(38,925)	–	(660)	–

Total	$587,391	$6,621,654	$29,319	$549,968

Schedule III — Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
				Amortization
			Benefits,	of deferred
			claims, losses	policy	Other
	Premium	Net investment	and settlement	acquisition	operating
	revenue	income (1)	expenses	costs	expenses (2)
	(Dollars in thousands)
December 31, 2006:
Traditional Annuity-Exclusive Distribution	$1,091	$146,433	$94,394	$7,074	$10,342
Traditional Annuity-Independent Distribution	15,612	225,206	155,787	39,550	10,671
Traditional and Universal Life Insurance	183,398	142,620	188,784	12,823	43,201
Variable	43,334	14,437	22,794	7,533	24,381
Corporate and Other	415	7,140	253	–	2,603
Change in net unrealized gains/losses on derivatives	–	–	71,688	1,742	–
Impact of realized gains/losses	(1)	–	17	(181)	(54)
Lawsuit settlement	–	–	–	–	4,880

Total	$243,849	$535,836	$533,717	$68,541	$96,024

December 31, 2005:
Traditional Annuity-Exclusive Distribution	$824	$146,620	$93,439	$9,097	$10,474
Traditional Annuity-Independent Distribution	10,895	161,566	108,529	30,559	8,726
Traditional and Universal Life Insurance	178,590	141,933	182,800	12,438	47,610
Variable	40,569	14,653	20,769	6,569	25,573
Corporate and Other	385	10,671	236	–	3,004
Change in net unrealized gains/losses on derivatives	–	–	5,111	(1,848)	–
Impact of realized gains/losses	(2)	–	61	392	(6)

Total	$231,261	$475,443	$410,945	$57,207	$95,381

December 31, 2004:
Traditional Annuity-Exclusive Distribution	$754	$134,014	$92,023	$4,976	$11,484
Traditional Annuity-Independent Distribution	7,593	124,712	92,497	24,711	8,355
Traditional and Universal Life Insurance	175,758	137,667	175,951	14,538	46,231
Variable	37,730	13,814	18,266	7,092	24,328
Corporate and Other	480	5,874	405	–	6,754
Change in net unrealized gains/losses on derivatives	–	–	6,349	797	–
Impact of realized gains/losses	(45)	–	70	603	177

Total	$222,270	$416,081	$385,561	$52,717	$97,329

(1)	Net investment income is allocated to the segments based upon the investments held by the respective segment. Beginning in 2005, we changed the allocation of capital among our segments to be consistent with a change in how we manage capital at the segment level. Accordingly, operating revenues and pre-tax operating income (loss) by segment for 2005 are impacted by the income on the investments transferred. See Note 14 to the consolidated financial statements for more information.
(2)	Beginning in 2005, we changed the method in which indirect expenses (those expenses for which we do not have a reliable basis such as time studies for allocating the costs) are allocated among the segments from a pro rata method based on allocated capital to a pro rata method based on direct expenses. See Note 14 to the consolidated financial statements for more information.
Schedule IV — Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to other	other		amount
	Gross amount	companies	companies	Net amount	assumed to net
		(Dollars in thousands)
Year ended December 31, 2006:
Life insurance in force, at end of year	$38,371,878	$8,012,799	$1,626,519	$31,985,598	5.1%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$84,825	$1,726	$21,934	$105,033	20.9%
Traditional life insurance premiums	151,338	17,028	4,091	138,401	3.0
Accident and health premiums	12,356	11,941	–	415	–

	$248,519	$30,695	$26,025	$243,849	10.7%

Year ended December 31, 2005:
Life insurance in force, at end of year	$35,916,963	$7,068,167	$1,844,484	$30,693,280	6.0%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$77,611	$1,709	$20,356	$96,258	21.1%
Traditional life insurance premiums	145,990	15,839	4,467	134,618	3.3
Accident and health premiums	13,245	12,860	–	385	–

	$236,846	$30,408	$24,823	$231,261	10.7%

Year ended December 31, 2004:
Life insurance in force, at end of year	$33,890,399	$6,419,392	$1,843,537	$29,314,544	6.3%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$73,346	$1,669	$18,248	$89,925	20.3%
Traditional life insurance premiums	141,484	14,359	4,740	131,865	3.6
Accident and health premiums	14,078	13,598	–	480	–

	$228,908	$29,626	$22,988	$222,270	10.3%