Form 10-Q
period 2007-03-31
FBL FINANCIAL GROUP INC
filed 2007-05-08
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at May 3, 2007

Class A Common Stock, without par value	28,716,749
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Cautionary Statement Regarding Forward Looking Information
This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:
•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Changing interest rates and market volatility, and general economic conditions, affect the risks and the returns on both our products and our investment portfolio.

•	Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.

•	As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk based capital computations.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

•	Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material impact on our net income.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	We face competition from companies having greater financial resources, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	We assumed a significant amount of closed block business through coinsurance agreements and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We may experience volatility in net income due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
See Part 1A, Risk Factors, of our annual report on Form 10-K for additional information.

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2007 - $8,652,860; 2006 - $8,354,564)	$8,688,538	$8,375,796
Fixed maturities – trading, at market (cost: 2007 - $9,999; 2006 - $15,000)	9,976	14,927
Equity securities – available for sale, at market (cost: 2007 - $32,334; 2006 - $35,604)	45,828	50,278
Mortgage loans on real estate	1,021,256	979,883
Derivative instruments	127,457	127,478
Investment real estate, less allowances for depreciation of $2,507 in 2007 and $2,452 in 2006	8,674	8,711
Policy loans	180,253	179,899
Other long-term investments	1,300	1,300
Short-term investments	51,506	44,354

Total investments	10,134,788	9,782,626

Cash and cash equivalents	162,196	112,292
Securities and indebtedness of related parties	18,223	17,839
Accrued investment income	112,929	103,027
Amounts receivable from affiliates	4,091	17,608
Reinsurance recoverable	140,828	146,789
Deferred policy acquisition costs	841,476	827,720
Deferred sales inducements	242,115	226,647
Value of insurance in force acquired	41,597	42,841
Property and equipment, less allowances for depreciation of $75,661 in 2007 and $73,433 in 2006	46,101	46,030
Goodwill	11,170	11,170
Other assets	43,708	55,046
Assets held in separate accounts	784,995	764,377

Total assets	$12,584,217	$12,154,012

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$8,394,633	$8,163,318
Traditional life insurance and accident and health products	1,253,791	1,244,712
Unearned revenue reserve	28,136	28,436
Other policy claims and benefits	40,790	38,133

	9,717,350	9,474,599
Other policyholders’ funds:
Supplementary contracts without life contingencies	401,396	391,113
Advance premiums and other deposits	164,317	159,965
Accrued dividends	11,825	11,766

	577,538	562,844

Amounts payable to affiliates	36	7,319
Long-term debt	316,229	218,399
Current income taxes	107	8,740
Deferred income taxes	69,899	62,380
Other liabilities	209,235	174,496
Liabilities related to separate accounts	784,995	764,377

Total liabilities	11,675,389	11,273,154

Minority interest in subsidiaries	148	138

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,641,204 shares in 2007 and 28,468,662 shares in 2006	91,617	86,462
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,519	7,519
Accumulated other comprehensive income	30,476	28,195
Retained earnings	776,068	755,544

Total stockholders’ equity	908,680	880,720

Total liabilities and stockholders’ equity	$12,584,217	$12,154,012

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Revenues:
Interest sensitive and index product charges	$26,986	$25,314
Traditional life insurance premiums	34,537	34,388
Net investment income	149,962	122,380
Derivative income (loss)	(3,877)	16,832
Realized/unrealized gains on investments	1,456	11,604
Other income	7,096	5,549

Total revenues	216,160	216,067
Benefits and expenses:
Interest sensitive and index product benefits	90,788	86,702
Traditional life insurance benefits	24,670	22,607
Increase in traditional life future policy benefits	7,536	8,864
Distributions to participating policyholders	5,592	5,651
Underwriting, acquisition and insurance expenses	42,110	41,795
Interest expense	3,288	2,961
Other expenses	6,023	5,497

Total benefits and expenses	180,007	174,077

	36,153	41,990
Income taxes	(12,407)	(14,381)

Minority interest in earnings of subsidiaries	(10)	(55)
Equity income, net of related income taxes	375	180

Net income	24,111	27,734
Dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$24,073	$27,696

Earnings per common share	$0.81	$0.95

Earnings per common share – assuming dilution	$0.80	$0.93

Cash dividends per common share	$0.12	$0.115

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income	Earnings	Equity
Balance at January 1, 2006	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231
Comprehensive loss:
Net income for three months ended March 31, 2006	—	—	—	—	27,734	27,734
Change in net unrealized investment gains/losses	—	—	—	(91,553)	—	(91,553)

Total comprehensive loss						(63,819)
Stock based compensation, including the issuance of 378,465 common shares under compensation plans	—	7,074	—	—	—	7,074
Dividends on preferred stock	—	—	—	—	(38)	(38)
Dividends on common stock	—	—	—	—	(3,376)	(3,376)

Balance at March 31, 2006	$3,000	$79,334	$7,524	$(9,252)	$703,466	$784,072

Balance at January 1, 2007	$3,000	$86,462	$7,519	$28,195	$755,544	$880,720
Comprehensive income:
Net income for three months ended March 31, 2007	—	—	—	—	24,111	24,111
Change in net unrealized investment gains/losses	—	—	—	2,272	—	2,272
Change in underfunded status of other postretirement benefit plans	—	—	—	9	—	9

Total comprehensive income						26,392
Adjustment resulting from capital transactions of equity investee	—	2	—	—	—	2
Stock based compensation, including the issuance of 172,542 common shares under compensation plans	—	5,153	—	—	—	5,153
Dividends on preferred stock	—	—	—	—	(38)	(38)
Dividends on common stock	—	—	—	—	(3,549)	(3,549)

Balance at March 31, 2007	$3,000	$91,617	$7,519	$30,476	$776,068	$908,680

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2007	2006
Operating activities
Net income	$24,111	$27,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	79,032	58,512
Change in fair value of embedded derivatives	(4,044)	11,942
Charges for mortality and administration	(22,412)	(23,661)
Deferral of unearned revenues	390	242
Amortization of unearned revenue reserve	(535)	(162)
Provision for depreciation and amortization of property and equipment	3,378	3,514
Provision for accretion and amortization of investments	(3,128)	(310)
Realized/unrealized gains on investments	(1,456)	(11,604)
Change in fair value of derivatives	2,141	(10,957)
Increase in traditional life benefit accruals	9,079	11,871
Policy acquisition costs deferred	(39,833)	(38,957)
Amortization of deferred policy acquisition costs	19,684	18,769
Amortization of deferred sales inducements	4,942	6,484
Amortization of value of insurance in force	912	403
Net sale of fixed maturities held for trading purposes	5,000	—
Change in accrued investment income	(9,902)	(8,919)
Change in amounts receivable from/payable to affiliates	6,234	(4,372)
Change in reinsurance recoverable	5,961	(9,368)
Change in current income taxes	(8,633)	8,204
Provision for deferred income taxes	6,291	(1,322)
Other	10,724	(43,864)

Net cash provided by (used in) operating activities	87,936	(5,821)

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	130,896	113,048
Equity securities – available for sale	3,710	32,725
Mortgage loans on real estate	12,550	9,584
Derivative instruments	28,136	5,118
Policy loans	10,202	9,176
Short-term investments – net	—	131,982

	185,494	301,633

Acquisition of investments:
Fixed maturities – available for sale	(397,089)	(413,673)
Mortgage loans on real estate	(53,915)	(58,955)
Derivative instruments	(16,247)	(13,994)
Investment real estate	(17)	—
Policy loans	(10,555)	(10,824)
Short-term investments – net	(7,152)	—

	(484,975)	(497,446)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2007	2006
Investing activities — continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$14	$512
Purchases of property and equipment	(4,003)	(5,023)
Disposal of property and equipment	555	1,183

Net cash used in investing activities	(302,915)	(199,141)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	402,044	387,632
Return of policyholder account balances on interest sensitive and index products	(234,684)	(178,542)
Proceeds from long-term debt	97,801	—
Distributions related to minority interests – net	—	(28)
Excess tax deductions on stock-based compensation	109	1,047
Issuance of common stock	3,200	6,027
Dividends paid	(3,587)	(3,414)

Net cash provided by financing activities	264,883	212,722

Increase in cash and cash equivalents	49,904	7,760
Cash and cash equivalents at beginning of period	112,292	5,120

Cash and cash equivalents at end of period	$162,196	$12,880

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,288	$1,826
Income taxes	14,843	6,548
Non-cash operating activity:
Deferral of sales inducements	21,823	19,771
See accompanying notes.

FBL Financial Group, Inc.	March 31, 2007
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2006 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting Interpretation No. 48 was not material to our consolidated financial statements, therefore the cumulative effective of change in this accounting principle, totaling $0.3 million, is reflected as an increase to income tax expense in the first quarter of 2007. We will recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The impact of adopting SOP 05-1 was not material to our consolidated financial statements for the first quarter of 2007 (estimated to be less than $0.1 million) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
In February 2007, the FASB issued Statement of Financial Accounting Standards (Statement) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits certain financial assets and liabilities to be measured at fair value, with changes in fair value reported in earnings. This election is allowed on an instrument- by-instrument basis and requires additional reporting disclosures. This Statement is effective for fiscal years

FBL Financial Group, Inc.	March 31, 2007
beginning after November 15, 2007. Early adoption is allowed provided the provisions of Statement No. 157 are also adopted. We are currently evaluating the requirements of this Statement and have not yet concluded if the fair value option will be adopted.
In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Future changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship must be recorded in earnings. Gains or losses previously included in accumulated other comprehensive income will remain in accumulated other comprehensive income and be amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. We intend to adopt this Issue when required in the second quarter of 2007 and undesignate the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. The impact of this adoption will vary based on changes in market conditions. Net unrealized gains on these swaps included in accumulated other comprehensive income totaled $2.8 million at March 31, 2007 and $4.4 million at December 31, 2006. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate.
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
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” While certain aspects of this Statement were adopted effective December 31, 2006, as described in our 2006 Form 10-K, the Statement also requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year, beginning with fiscal years ending after December 15, 2008. The impact of adopting this aspect of the Statement is not expected to be material to our consolidated financial statements.
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
Based on an experience study performed during the first quarter of 2007, we decreased the lapse assumptions in the models for our direct index annuity business. This assumption change decreased the amortization of deferred policy acquisition costs (a component of “Underwriting, acquisition and insurance expenses”) $1.4 million and decreased the amortization of deferred sales inducements (a component of “Interest sensitive and index product benefits”) $1.2 million in the first quarter of 2007. In total, this unlocking increased pre-tax income $2.6 million, or $0.06 per share after tax on both a basic and diluted basis. There were no unlocking adjustments recorded in the first quarter of 2006.

FBL Financial Group, Inc.	March 31, 2007
Reclassifications
Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation.
2. Credit Arrangements
On March 12, 2007, we issued $100.0 million of 5.875% Senior Notes (Senior Notes) due March 15, 2017. Interest on the Senior Notes will be paid semi-annually beginning September 15, 2007. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points.
The Senior Notes offering would have caused us to violate the covenants of our revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. Therefore, on March 12, 2007, this agreement was amended to allow for the Senior Notes offering without violating the financial covenants of that agreement.
3. Defined Benefit Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements totaled $1.5 million for the three months ended March 31, 2007 and $1.6 million for the three months ended March 31, 2006. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Service cost	$2,341	$2,396
Interest cost	3,475	3,428
Expected return on assets	(3,087)	(2,746)
Amortization of prior service cost	194	201
Amortization of actuarial loss	1,120	1,398

Net periodic pension cost – all employers	$4,043	$4,677

4. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31, 2007, management is not aware of any claims for which a material loss is reasonably possible.
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

FBL Financial Group, Inc.	March 31, 2007
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
In the second quarter of 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have filed a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling will be appealed and we continue to believe both claims are valid. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, any recoveries will be recorded in net income in the period the recovery is received.
5. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income	$24,111	$27,734
Dividends on Series B preferred stock	(38)	(38)

Numerator for earnings per common share-income available to common stockholders	$24,073	$27,696

Denominator:
Weighted average shares	29,516,555	29,187,319
Deferred common stock units relating to deferred compensation plans	56,448	41,135

Denominator for earnings per common share – weighted-average shares	29,573,003	29,228,454
Effect of dilutive securities – stock–based compensation	649,268	537,020

Denominator for diluted earnings per common share – adjusted weighted-average shares	30,222,271	29,765,474

Earnings per common share	$0.81	$0.95

Earnings per common share – assuming dilution	$0.80	$0.93

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

FBL Financial Group, Inc.	March 31, 2007
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding, as applicable, the impact of:
•	realized and unrealized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives,

•	the cumulative effect of changes in accounting principles,

•	a nonrecurring lawsuit settlement and

•	discontinued operations.
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the cumulative effect of changes in accounting principles, discontinued operations and the lawsuit settlement in 2006 are nonrecurring items. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments, the embedded derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring items enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.

FBL Financial Group, Inc.	March 31, 2007
Financial information concerning our operating segments is as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$37,138	$36,093
Traditional Annuity – Independent Distribution	71,173	45,263
Traditional and Universal Life Insurance	81,703	80,162
Variable	16,361	14,262
Corporate and Other	8,193	6,876

	214,568	182,656
Realized/unrealized gains on investments (A)	1,456	11,605
Change in net unrealized gains/losses on derivatives (A)	136	21,806

Consolidated revenues	$216,160	$216,067

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$9,117	$8,773
Traditional Annuity – Independent Distribution	11,159	5,932
Traditional and Universal Life Insurance	11,394	10,950
Variable	2,258	2,816
Corporate and Other	(740)	(1,871)

	33,188	26,600
Income taxes on operating income	(11,091)	(9,014)
Realized/unrealized gains on investments (A)	954	7,693
Change in net unrealized gains/losses on derivatives (A)	1,343	2,455
Cumulative effect of change in accounting principle	(283)	—

Consolidated net income	$24,111	$27,734

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2007 and December 31, 2006 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	March 31, 2007
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2006 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.
Results of Operations for the Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three months ended March 31,
	2007	2006
	(Dollars in thousands,
	except per share data)
Revenues	$216,160	$216,067
Benefits and expenses	180,007	174,077

	36,153	41,990
Income taxes	(12,407)	(14,381)
Minority interest and equity income	365	125

Net income	24,111	27,734
Less dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$24,073	$27,696

Earnings per common share	$0.81	$0.95

Earnings per common share – assuming dilution	$0.80	$0.93

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$35,463	$41,880
Traditional Annuity – Independent Distribution	296,060	277,203
Traditional and Universal Life Insurance	45,837	44,300
Variable Annuity and Variable Universal Life (1)	42,783	41,836
Reinsurance assumed and other	3,585	4,489

Total	$423,728	$409,708

Direct life insurance in force, end of quarter (in millions)	$38,916	$36,451
Life insurance lapse rates	6.0%	6.9%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution	4.9%	4.5%
Independent Distribution	4.1%	4.9%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – Independent Distribution premiums collected increased in the three months ended March 31, 2007 compared to the 2006 period

FBL Financial Group, Inc.	March 31, 2007
due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of licensed independent agents to 20,071 at March 31, 2007, from 11,825 at March 31, 2006.
Net income applicable to common stock decreased 13.1% in the first quarter of 2007 to $24.1 million due to a $10.1 million decrease in realized/unrealized gains on investments, partially offset by the impact of an unlocking adjustment on deferred policy acquisition costs and deferred sales inducements described below and an increase in the volume of business in force. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Three months ended March 31,
	2007	2006
Weighted average yield on cash and invested assets	6.18%	6.11%
Weighted average interest crediting rate/index cost	3.78	3.54

Spread	2.40%	2.57%

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
Based on an experience study performed during the first quarter of 2007, we decreased the lapse assumptions in the models for our direct index annuity business. This assumption change decreased the amortization of deferred policy acquisition costs (a component of “Underwriting, acquisition and insurance expenses”) $1.4 million and decreased the amortization of deferred sales inducements (a component of “Interest sensitive and index product benefits”) $1.2 million in the first quarter of 2007. In total, this unlocking increased pre-tax income $2.6 million, or $0.06 per share after tax on both a basic and diluted basis. There were no unlocking adjustments recorded in the first quarter of 2006.
Premiums and product charges are as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$26,986	$25,314
Traditional life insurance premiums	34,537	34,388

Total	$61,523	$59,702

Premiums and product charges increased 3.1% in the first quarter of 2007 to $61.5 million. The increase in interest sensitive and index product charges is principally driven by surrender charges on annuity and universal life products,

FBL Financial Group, Inc.	March 31, 2007
cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products.
Surrender charges totaled $4.8 million in the three-month period ended March 31, 2007 compared to $4.3 million in the 2006 period. Surrender charges increased due primarily to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $7,845.1 million for the three-month period in 2007 and $6,133.7 million for the three-month period in 2006. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to our annuity business as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder. We started assuming business under a coinsurance agreement with American Equity Investment Life Insurance Company in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this coinsurance and direct business totaled $4.1 million for the three months ended March 31, 2007 and $3.6 million for the 2006 period.
Cost of insurance charges totaled $16.2 million in the three months ended March 31, 2007 and $15.8 million in the 2006 period. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.3 years at March 31, 2007 and 44.9 years at March 31, 2006.
Mortality and expense fees totaled $2.3 million in the three-month period ended March 31, 2007 and $1.9 million in the 2006 period. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. The average separate account balance increased to $774.7 million for the three-month period in 2007, from $661.3 million for the three-month period in 2006 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $35.5 million for the three months ended March 31, 2007 and $33.0 million for the 2006 period. Net investment income and net realized and unrealized gains on separate account assets totaled $10.8 million in the three-month period of 2007 and $28.3 million in the 2006 period.
Traditional premiums increased due to an increase in the volume of business in force, partially offset by an increase in reinsurance ceded. The increase in the business in force is attributable primarily to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $19,262 million for the three-month period in 2007 and $17,710 million for the three-month period in 2006. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 22.5% in the first quarter of 2007 to $150.0 million primarily due to an increase in average invested assets. Average invested assets in the three-month period of 2007 increased 20.4% to $9,887.9 million (based on securities at amortized cost) from $8,209.6 million in the 2006 period, due principally to net premium inflows from the Life Companies and the proceeds from the issuance of Senior Notes in March 2007. The annualized yield earned on average invested assets increased to 6.21% in the three months ended March 31 2007 from 6.10% in the respective 2006 period. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $2.6 million in the three months ended March 31, 2007 compared to $1.1 million in the respective 2006 period. For the three months ended March 31, net investment income also includes $0.1 million in 2007 and ($0.9) million in 2006, representing the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

FBL Financial Group, Inc.	March 31, 2007
Derivative income (loss) is as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$20,580	$9,962
Change in the difference between fair value and remaining option cost at beginning and end of period	(733)	21,889
Cost of money for call options	(23,806)	(14,940)

	(3,959)	16,911
Other	82	(79)

Total	$(3,877)	$16,832

Gains received at expiration are attributable to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $3,788.8 million for the three months ended March 31, 2007 compared to $2,830.7 million for the respective 2006 period. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the change in the S&P 500 Index® (upon which the majority of our options are based). The range of index appreciation for S&P 500 Index options during the first three months is as follows:

Three months ended March 31,
	2007	2006
Annual point-to-point strategy	6.1%-14.4%	5.1%-10.8%
Monthly point-to-point strategy	4.4%-12.7%	3.2%-8.7%
Monthly average strategy – one-year options	1.2%-5.7%	0.9%-5.1%
Monthly average strategy – two-year options	9.3%-10.0%	—
Daily average strategy	2.1%-5.3%	0.7%-4.6%
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
Realized/unrealized gains on investments are as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Gains on sales	$1,444	$13,989
Losses on sales	(38)	(3)
Losses due to impairments	—	(2,340)
Unrealized gains (losses) on trading securities	50	(42)

Total	$1,456	$11,604

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at

FBL Financial Group, Inc.	March 31, 2007
March 31, 2007 and December 31, 2006. Gains on sales in 2006 include $13.5 million related to the sale of 2,500,000 shares of our investment in American Equity Investment Life Holding Company (AEL) common stock.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. We did not have any investment impairments during the first quarter of 2007. Details regarding investment impairments individually exceeding $0.5 million, for the three months ended March 31, 2006, including the circumstances requiring the write downs, are summarized in the following table:

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faces labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. Our non-insurance operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.

FBL Financial Group, Inc.	March 31, 2007
Interest sensitive and index product benefits are as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$58,095	$48,041
Index credits	20,306	9,869
Change in value of embedded derivative	(4,044)	11,942
Amortization of deferred sales inducements	4,900	6,463
Interest sensitive death benefits	11,531	10,387

Total	$90,788	$86,702

Interest sensitive and index product benefits increased 4.7% in the first quarter of 2007 to $90.8 million, primarily due to the impact of an increase in the volume of annuity business in force and interest sensitive death benefits, partially offset by the impact of less market appreciation on the indices backing the index annuities. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $6,952.6 million for the 2007 period and $5,243.5 million for the 2006 period. These account values include values relating to index contracts in the first quarter totaling $3,788.8 million for 2007 and $2,830.7 million for 2006.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.78% for the 2007 period and 3.54% for the 2006 period.
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
The decrease in amortization of deferred sales inducements is due to the impact of the unlocking adjustment described above in the “Net income applicable to common stock” section and the impact of changes in realized/unrealized gains and losses on investments and derivatives, partially offset by the impact of additional capitalization of costs incurred with new sales and profitability in the underlying business. Amortization of deferred sales inducements increased $0.9 million in the 2007 period and increased $2.6 million in the 2006 period due to the impact of realized/unrealized gains and losses on investments and the change in unrealized gains and losses on derivatives. Deferred sales inducements on interest sensitive and index products totaled $239.2 million at March 31, 2007 and $162.4 million at March 31, 2006.

FBL Financial Group, Inc.	March 31, 2007
Traditional life insurance benefits are as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$24,670	$22,607
Increase in traditional life future policy benefits	7,536	8,864
Distributions to participating policyholders	5,592	5,651

Total	$37,798	$37,122

Traditional life insurance benefits increased 1.8% in the first quarter of 2007 to $37.8 million primarily due to an increase in traditional life insurance surrender benefits and the impact of an increase in the volume of traditional life business in force, partially offset by a decrease in traditional life future policy benefits. In the first quarter of 2007, surrender benefits increased 25.3% to $9.7 million. The increase in surrender benefits also contributed to a lower increase in traditional life future policy benefits in the 2007 period. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,405	$3,518
Amortization of deferred policy acquisition costs	19,684	18,769
Amortization of value of insurance in force acquired	912	403
Other underwriting, acquisition and insurance expenses, net of deferrals	18,109	19,105

Total	$42,110	$41,795

Underwriting, acquisition and insurance expenses increased 0.8% for the 2007 period to $42.1 million. Amortization of deferred policy acquisition costs increased in the first quarter primarily due to an increase in the profitability and volume of business in force resulting from new sales from our EquiTrust Life distribution channel, partially offset by the impact of the unlocking adjustment as discussed above in the “Net income applicable to common stock” section. Amortization of value of insurance in force acquired increased $0.5 million in the first quarter of 2007 primarily due to increased profitability on the underlying business. Other underwriting, acquisition and insurance expenses decreased $1.0 million from the 2006 period primarily due to lower retirement expenses.
Interest expense increased 11.0% to $3.3 million in the first quarter of 2007, due to an increase in our long-term debt. The average debt outstanding increased to $235.8 million for the 2007 period from $218.4 million for the 2006 period due to the issuance of Senior Notes in March 2007.
Income taxes decreased 13.7% in the 2007 period to $12.4 million. The effective tax rate was 34.3% for the first quarter of 2007, and 34.2% for the 2006 period. The effective tax rates were lower than the federal statutory rate of 35% primarily due to tax-exempt interest and tax-exempt dividend income. The increase in the effective tax rate is primarily due to a $0.3 million increase in income tax expense from the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” See “Accounting Changes” for additional details on this Interpretation.
Equity income, net of related income taxes, totaled $0.4 million for the first quarter of 2007 compared to $0.2 million in the 2006 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a

FBL Financial Group, Inc.	March 31, 2007
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding, as applicable, the impact of:
•	realized and unrealized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives,

•	the cumulative effect of changes in accounting principles,

•	a nonrecurring lawsuit settlement and

•	discontinued operations.
The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income, to measure our performance is summarized in Note 6, “Segment Information,” to the consolidated financial statements.

FBL Financial Group, Inc.	March 31, 2007
A reconciliation of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follows:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Net income	$24,111	$27,734

Realized/unrealized gains on investments	(1,456)	(11,604)
Change in net unrealized gains/losses on derivatives	(4,180)	(9,865)
Change in amortization of:
Deferred policy acquisition costs	1,174	3,301
Deferred sales inducements	930	2,635
Value of insurance in force acquired	—	(78)
Unearned revenue reserve	—	(1)
Cumulative effect of change in accounting principle	283	—
Income tax offset	1,236	5,464

	(2,013)	(10,148)

Income taxes on operating income	11,090	9,014

Pre-tax operating income	$33,188	$26,600

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$9,117	$8,773
Traditional Annuity – Independent Distribution	11,159	5,932
Traditional and Universal Life Insurance	11,394	10,950
Variable	2,258	2,816
Corporate and Other	(740)	(1,871)

	$33,188	$26,600

FBL Financial Group, Inc.	March 31, 2007
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$287	$283
Net investment income	36,810	35,844
Derivative income (loss)	41	(34)

	37,138	36,093
Benefits and expenses	28,021	27,320

Pre-tax operating income	$9,117	$8,773

Other data
Annuity premiums collected, direct	$35,463	$41,880
Policy liabilities and accruals, end of period	2,218,642	2,221,069

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.40%	6.30%
Weighted average interest crediting rate/index cost	4.05	3.99

Spread	2.35%	2.31%

Individual traditional annuity withdrawal rate	4.9%	4.5%
Pre-tax operating income for the Exclusive Annuity segment increased 3.9% in the first quarter of 2007 to $9.1 million due primarily to an increase in spreads earned on the underlying business. Net investment income for the three-month period includes $1.1 million in 2007 and less than $0.1 million in 2006 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities.
Premiums collected decreased 15.3% in the 2007 period to $35.5 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2007 is due to a rise in short-term market interest rates during 2007 and 2006, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. We also believe this competitive environment resulted in increased surrenders, therefore increasing the withdrawal rate for the first quarter of 2007. To enhance our competitive position in the current interest rate environment, we introduced a new deferred annuity contract effective July 1, 2006 that has an interest crediting rate based on current market investment rates.
The increase in the weighted average yield on cash and invested assets and spread is primarily due to the items impacting net investment income discussed above. In 2006 we increased the crediting rate on our primary flexible premium deferred annuity product ten basis points in response to increased income generated from interest rate swaps we utilize to hedge a portion of our annuity portfolio. Income from these swaps, which is netted against interest credited, totaled $1.0 million in the 2007 period compared to $0.7 million in the 2006 period.

FBL Financial Group, Inc.	March 31, 2007
Traditional Annuity – Independent Distribution Segment

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$4,105	$3,562
Net investment income	71,122	46,641
Derivative loss	(4,054)	(4,940)

	71,173	45,263
Benefits and expenses	60,014	39,331

Pre-tax operating income	$11,159	$5,932

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$74,543	$44,213
Index annuities	221,517	232,990

Total annuity premiums collected, independent channel	296,060	277,203
Annuity premiums collected, assumed	755	1,280
Policy liabilities and accruals, end of period	5,598,405	3,842,845

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	5.97%	5.83%
Weighted average interest crediting rate/index cost	3.59	3.17

Spread	2.38%	2.66%

Individual traditional annuity withdrawal rate	4.1%	4.9%
Pre-tax operating income for the Independent Annuity segment increased 88.1% in the 2007 period to $11.2 million. The increase is due principally to growth in the volume of business in force and the impact of unlocking as discussed above in the “Net income applicable to common stock” section, partially offset by a decrease in spreads earned on individual deferred annuities. Revenues, benefits, expenses, premiums collected and volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The number of licensed independent agents increased to 20,071 at March 31, 2007, from 11,825 at March 31, 2006. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $5,384.4 million for the 2007 period and $3,671.9 million for the 2006 period.
The increase in interest sensitive and index product charges in the 2007 period is due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows and the impact of an increase in our investment yield. In addition, net investment income for the three-month period includes $0.9 million in 2007 and ($0.1) million in 2006 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities. The decrease in derivative loss is due to increases in proceeds from call option settlements, partially offset by increases in the cost of money for options as discussed under “Derivative income (loss)” above. Call option settlements in 2007 totaled $20.4 million for the first quarter of 2007 and $10.0 million for the 2006 period. The cost of money for call options in the first quarter of 2007 totaled $23.7 million compared to $14.9 million in the 2006 period.
Benefits and expenses for the 2007 period increased due to growth in the volume of business in force. Index credits totaled $20.2 million in the first quarter of 2007 compared to $9.9 million in the 2006 period due to timing of policy anniversary dates and the amount of appreciation in the underlying indices.

FBL Financial Group, Inc.	March 31, 2007
The weighted average yield increased partially due to additional fee income described above and an increase in market investment rates due to the type and duration of assets purchased. The weighted average crediting rate increased for the 2007 period due to increasing crediting rates and option costs. In addition, fixed rate annuity sales increased 68.6% over the 2006 period and are primarily multi-year guarantee products that typically have a lower spread target.
Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,329	$11,102
Traditional life insurance premiums and other income	34,537	34,388
Net investment income	35,837	34,672

	81,703	80,162
Benefits and expenses	70,309	69,212

Pre-tax operating income	$11,394	$10,950

Other data
Life premiums collected, net of reinsurance	$48,597	$47,439
Policy liabilities and accruals, end of period	2,142,815	2,107,702
Direct life insurance in force, end of period (in millions)	31,212	28,936

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.94%	6.77%
Weighted average interest crediting rate	4.60	4.44

Spread	2.34%	2.33%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 4.1% in the 2007 period to $11.4 million. The increase in the 2007 period is primarily due to higher net investment income and a decrease in other underwriting expenses, partially offset by higher death benefits. The increase in net investment income is attributable to growth in invested assets due principally to net premium inflows and the impact of an increase in our investment yield. Net investment income includes fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration of net discount accretion on mortgage and asset-backed securities totaling $0.7 million in the first quarter of 2007, compared to $0.3 million in the 2006 period.
Death benefits in excess of reserves released for the first quarter of 2007 increased 4.5% to $17.0 million. Other underwriting expenses for the 2007 quarter decreased 10.7% to $7.3 million primarily due to a decrease in retirement expenses.
The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above. The increase in weighted average interest crediting rate is primarily due to an increase in credited rates on assumed business.

FBL Financial Group, Inc.	March 31, 2007
Variable Segment

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,265	$10,366
Net investment income	3,473	3,631
Other income	1,623	265

	16,361	14,262
Benefits and expenses	14,103	11,446

Pre-tax operating income	$2,258	$2,816

Other data
Variable premiums collected, net of reinsurance	$42,783	$41,836
Policy liabilities and accruals, end of period	233,117	240,939
Separate account assets, end of period	784,995	682,700
Direct life insurance in force, end of period (in millions)	7,704	7,515
Pre-tax operating income for the Variable segment decreased 19.8% to $2.3 million in the first quarter of 2007 primarily due to an increase in amortization of deferred policy acquisition costs, partially offset by an increase in the volume of business in force and other income.
Interest sensitive product charges increased due to mortality and expense fee income and cost of insurance charges. For the three-month period of 2007, mortality and expense fee income increased 22.4% to $2.3 million due to an increase in separate account assets. Cost of insurance charges increased 5.4% to $6.9 million in the first quarter of 2007 due primarily to the impact of the aging of business in force.
Other income increased $1.0 million in the first quarter of 2007 due to the recognition of contingent administrative fee income from alliance partners. This is not expected to be a recurring source of income. Amortization of deferred policy acquisition costs totaled $2.8 million in the first quarter of 2007 compared to $0.7 million in 2006, which reflected the impact of an increase in expected future profits recognized in the first quarter of 2006.
Corporate and Other Segment

	Three months ended March 31,
	2007	Adjusted 2006
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$2,720	$1,592
Other income	5,473	5,284

	8,193	6,876
Interest expense	3,288	2,961
Benefits and other expenses	6,212	6,008

	(1,307)	(2,093)
Minority interest	(10)	(55)
Equity income, before tax	577	277

Pre-tax operating loss	$(740)	$(1,871)

Pre-tax operating loss decreased 60.4% to $0.7 million, primarily due to an increase in net investment income and equity income, partially offset by an increase in interest expense. The changes in other income and expense are primarily due to operating results of our non-insurances subsidiaries. Net investment income increased primarily due to an increase in invested assets from the proceeds of our Senior Notes offering as discussed in the “Net

FBL Financial Group, Inc.	March 31, 2007
investment income” section above. Interest expense increased in the 2007 period due an increase in our average debt outstanding resulting from the Senior Notes offering.
Accounting Changes
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting Interpretation No. 48 was not material to our consolidated financial statements, therefore the cumulative effective of change in this accounting principle, totaling $0.3 million, is reflected as an increase to income tax expense in the first quarter of 2007. We will recognize any interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserves from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The impact of adopting of SOP 05-1 was not material to our consolidated financial statements for the first quarter of 2007 (estimated to be less than $0.1 million) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
In February 2007, the FASB issued Statement of Financial Accounting Standards (Statement) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits certain financial assets and liabilities to be measured at fair value, with changes in fair value reported in earnings. This election is allowed on an instrument-by-instrument basis and requires additional reporting disclosures. This Statement is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed provided the provisions of Statement No. 157 are also adopted. We are currently evaluating the requirements of this Statement and have not yet concluded if the fair value option will be adopted.
In January 2007, the FASB issued Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Future changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship must be recorded in earnings. Gains or losses previously included in accumulated other comprehensive income will remain in accumulated other comprehensive income and be amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into

FBL Financial Group, Inc.	March 31, 2007
earnings immediately. We intend to adopt this Issue when required in the second quarter of 2007 and undesignate the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. The impact of this adoption will vary based on changes in market conditions. Net unrealized gains on these swaps included in accumulated other comprehensive income totaled $2.8 million at March 31, 2007 and $4.4 million at December 31, 2006. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate.
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
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” While certain aspects of this Statement were adopted effective December 31, 2006, as described in our 2006 Form 10-K, the statement also requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year, beginning with fiscal years ending after December 15, 2008. The impact of adopting this aspect of the Statement is not expected to be material to our consolidated financial statements.
Financial Condition
Investments
Our total investment portfolio increased 3.6% to $10,134.8 million at March 31, 2007 compared to $9,782.6 million at December 31, 2006. This increase is primarily the result of net cash received from interest sensitive and index products and proceeds from our Senior Notes offering, and an increase in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities increased $14.4 million during the three months of 2007 to a net unrealized gain of $35.7 million at March 31, 2007, due principally to the impact of a decrease in market interest rates. As an example of the change in market interest rates, the yield on a 10-year U.S. Treasury note decreased to 4.64% at March 31, 2007 from 4.70% at December 31, 2006.
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

FBL Financial Group, Inc.	March 31, 2007
Our investment portfolio is summarized in the table below:

	March 31, 2007		December 31, 2006
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$7,075,815	69.8%	$6,859,169	70.1%
144A private placement	1,303,674	12.9	1,215,215	12.4
Private placement	309,049	3.0	301,412	3.1

Total fixed maturities – available for sale	8,688,538	85.7	8,375,796	85.6
Fixed maturities – trading	9,976	0.1	14,927	0.2
Equity securities	45,828	0.4	50,278	0.5
Mortgage loans on real estate	1,021,256	10.1	979,883	10.0
Derivative instruments	127,457	1.3	127,478	1.3
Investment real estate	8,674	0.1	8,711	0.1
Policy loans	180,253	1.8	179,899	1.8
Other long-term investments	1,300	—	1,300	—
Short-term investments	51,506	0.5	44,354	0.5

Total investments	$10,134,788	100.0%	$9,782,626	100.0%

As of March 31, 2007, 95.9% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2007, the investment in non-investment grade debt was 4.1% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.
The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		March 31, 2007		December 31, 2006
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,585,806	64.3%	$5,352,040	63.9%
2	BBB	2,748,671	31.6	2,668,572	31.9

	Total investment grade	8,334,477	95.9	8,020,612	95.8
3	BB	260,986	3.0	264,071	3.2
4	B	79,385	0.9	78,345	0.9
5	CCC, CC, C	12,930	0.2	11,932	0.1
6	In or near default	760	—	836	—

	Total below investment grade	354,061	4.1	355,184	4.2

	Total fixed maturities – available for sale	$8,688,538	100.0%	$8,375,796	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	March 31, 2007
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
		with Gross	Gross	with Gross	Gross
	Total Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,868,832	$1,060,247	$44,323	$808,585	$(17,819)
Manufacturing	896,645	451,532	17,729	445,113	(18,369)
Mining	423,193	224,114	8,484	199,079	(7,361)
Retail trade	110,534	69,549	4,053	40,985	(1,047)
Services	155,610	104,885	3,924	50,725	(2,282)
Transportation	180,446	107,834	6,918	72,612	(2,477)
Private utilities and related sectors	447,064	306,808	17,613	140,256	(3,770)
Other	82,295	58,831	1,622	23,464	(831)

Total corporate securities	4,164,619	2,383,800	104,666	1,780,819	(53,956)
Mortgage and asset-backed securities	2,419,339	959,210	16,159	1,460,129	(28,820)
United States Government and agencies	601,504	165,401	4,161	436,103	(9,514)
State, municipal and other governments	993,219	464,514	15,061	528,705	(13,176)
Public utilities	509,857	263,156	9,013	246,701	(7,916)

Total	$8,688,538	$4,236,081	$149,060	$4,452,457	$(113,382)

	December 31, 2006
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,708,538	$920,465	$41,021	$788,073	$(18,774)
Manufacturing	941,985	474,324	21,544	467,661	(21,829)
Mining	403,234	207,522	8,280	195,712	(7,357)
Retail trade	107,442	55,528	3,640	51,914	(1,776)
Services	145,073	85,009	3,163	60,064	(2,770)
Transportation	181,233	131,136	7,399	50,097	(1,173)
Private utilities and related sectors	440,361	275,912	15,611	164,449	(4,911)
Other	82,617	40,818	1,620	41,799	(827)

Total corporate securities	4,010,483	2,190,714	102,278	1,819,769	(59,417)
Mortgage and asset-backed securities	2,344,986	924,029	14,324	1,420,957	(27,601)
United States Government and agencies	603,246	96,013	3,702	507,233	(13,436)
State, municipal and other governments	929,378	428,158	14,855	501,220	(13,950)
Public utilities	487,703	230,629	8,473	257,074	(7,996)

Total	$8,375,796	$3,869,543	$143,632	$4,506,253	$(122,400)

FBL Financial Group, Inc.	March 31, 2007
The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		March 31, 2007
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,106,513	69.8%	$(69,387)	61.2%
2	BBB	1,213,799	27.3	(36,178)	31.9

	Total investment grade	4,320,312	97.1	(105,565)	93.1
3	BB	107,333	2.4	(5,717)	5.0
4	B	18,888	0.4	(1,601)	1.4
5	CCC, CC, C	5,924	0.1	(499)	0.5
6	In or near default	—	—	—	—

	Total below investment grade	132,145	2.9	(7,817)	6.9

	Total	$4,452,457	100.0%	$(113,382)	100.0%

FBL Financial Group, Inc.	March 31, 2007

		December 31, 2006
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,030,985	67.3%	$(71,362)	58.3%
2	BBB	1,344,332	29.8	(40,978)	33.5

	Total investment grade	4,375,317	97.1	(112,340)	91.8
3	BB	99,430	2.2	(7,335)	6.0
4	B	25,667	0.6	(2,143)	1.7
5	CCC, CC, C	5,839	0.1	(582)	0.5
6	In or near default	—	—	—	—

	Total below investment grade	130,936	2.9	(10,060)	8.2

	Total	$4,506,253	100.0%	$(122,400)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	March 31, 2007
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	85	$507,773	$(6,674)	$501,099
Greater than three months to six months	55	282,052	(3,244)	278,808
Greater than six months to nine months	9	42,321	(183)	42,138
Greater than nine months to twelve months	10	50,640	(642)	49,998
Greater than twelve months	410	3,683,053	(102,639)	3,580,414

Total		$4,565,839	$(113,382)	$4,452,457

	December 31, 2006
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	105	$564,118	$(5,078)	$559,040
Greater than three months to six months	18	80,862	(528)	80,334
Greater than six months to nine months	13	63,674	(456)	63,218
Greater than nine months to twelve months	179	1,013,254	(17,449)	995,805
Greater than twelve months	304	2,906,745	(98,889)	2,807,856

Total		$4,628,653	$(122,400)	$4,506,253

FBL Financial Group, Inc.	March 31, 2007
The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	March 31, 2007		December 31, 2006
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$7,132	$(51)	$12,512	$(31)
Due after one year through five years	226,875	(3,230)	282,055	(4,868)
Due after five years through ten years	1,010,567	(25,263)	1,123,357	(32,487)
Due after ten years	1,726,601	(55,475)	1,652,648	(57,091)

	2,971,175	(84,019)	3,070,572	(94,477)
Mortgage and asset-backed securities	1,460,129	(28,820)	1,420,957	(27,601)
Redeemable preferred stock	21,153	(543)	14,724	(322)

Total	$4,452,457	$(113,382)	$4,506,253	$(122,400)

Included in the above table are 781 securities from 496 issuers at March 31, 2007 and 780 securities from 513 issuers at December 31, 2006. The following summarizes the details describing the more significant unrealized losses by investment category as of March 31, 2007.
Corporate securities: The unrealized losses on corporate securities totaled $54.0 million, or 47.6% of our total unrealized losses. The largest losses were in the manufacturing sector ($445.1 million carrying value and $18.4 million unrealized loss) and in the financial services sector ($808.6 million carrying value and $17.8 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($95.4 million carrying value and $4.5 million unrealized loss) and the printing and publishing sector ($42.4 million carrying value and $3.6 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to a rise in market interest rates and spread widening that is the result of weaker operating results. In addition, we believe there are concerns that these sectors may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized losses in the financial services sector and the remaining corporate sectors were caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $28.8 million, or 25.4% of our total unrealized losses, and were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $9.5 million, or 8.4% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.
State municipal and other governments: The unrealized losses on state, municipal and other governments totaled $13.2 million, or 11.6% of our total unrealized losses, and were caused by increases in market interest rates. We

FBL Financial Group, Inc.	March 31, 2007
purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.
Public utilities: Unrealized losses on public utilities totaled $7.9 million, or 7.0% of our total unrealized losses, and were caused primarily by an increase in market interest rates. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $1.4 million at March 31, 2007. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $4.3 million at March 31, 2007. The $4.3 million unrealized loss from one issuer relates to five different securities that are backed by different pools of residential mortgage loans. All five securities are rated investment grade and the largest unrealized loss on any one security totaled $2.5 million at March 31, 2007.
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

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$93,988	$95,835	$71,066	$71,927
Due after one year through five years	655,396	667,526	628,258	634,720
Due after five years through ten years	2,151,368	2,162,598	2,074,127	2,074,513
Due after ten years	3,237,771	3,255,972	3,140,461	3,162,001

	6,138,523	6,181,931	5,913,912	5,943,161
Mortgage and asset-backed securities	2,432,000	2,419,339	2,358,263	2,344,986
Redeemable preferred stocks	82,337	87,268	82,389	87,649

Total	$8,652,860	$8,688,538	$8,354,564	$8,375,796

Mortgage and other asset-backed securities comprised 27.8% at March 31, 2007 and 28.0% at December 31, 2006 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	March 31, 2007
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
Our exposure to the sub-prime home equity loan sector totaled $29.5 million, or 0.3% of our fixed maturity security portfolio, at March 31, 2007 and $29.4 million or 0.3% of that portfolio, at December 31, 2006. This exposure consists of three securities which are all “AAA” rated, senior tranches of fixed rate home equity collateral originated prior to 2006. We do not participate in the adjustable rate mortgage sector and do not have exposure to any adjustable rate collateral.
The following tables set forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security.

	March 31, 2007
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,182,890	$1,206,769	$1,174,568	13.5%
Pass-through	146,002	145,674	144,834	1.7
Planned and targeted amortization class	315,548	319,163	313,188	3.6
Other	101,582	102,582	99,026	1.1

Total residential mortgage-backed securities	1,746,022	1,774,188	1,731,616	19.9
Commercial mortgage-backed securities	416,499	415,391	418,041	4.8
Other asset-backed securities	269,479	270,059	269,682	3.1

Total mortgage and asset-backed securities	$2,432,000	$2,459,638	$2,419,339	27.8%

FBL Financial Group, Inc.	March 31, 2007

	December 31, 2006
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,179,339	$1,203,495	$1,172,544	14.0%
Pass-through	115,281	114,933	114,337	1.3
Planned and targeted amortization class	304,861	308,391	301,209	3.6
Other	101,904	102,900	99,154	1.2

Total residential mortgage-backed securities	1,701,385	1,729,719	1,687,244	20.1
Commercial mortgage-backed securities	400,946	399,438	402,271	4.8
Other asset-backed securities	255,932	256,453	255,471	3.1

Total mortgage and asset-backed securities	$2,358,263	$2,385,610	$2,344,986	28.0%

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
Fixed maturity securities held for trading consist of U.S. Treasury securities totaling $10.0 million at March 31, 2007 and $14.9 million at December 31, 2006. These securities had an unrealized loss of less than $0.1 million at March 31, 2007 and December 31, 2006.
Equity securities totaled $45.8 million at March 31, 2007 and $50.3 million at December 31, 2006. Gross unrealized gains totaled $13.7 million and gross unrealized losses totaled $0.2 million at March 31, 2007. At December 31, 2006, gross unrealized gains totaled $14.9 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $34.9 million at March 31, 2007 and $39.4 million at December 31, 2006.
Mortgage loans totaled $1,021.3 million at March 31, 2007 and $979.9 million at December 31, 2006. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at March 31, 2007. At December 31, 2006, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio.
Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	March 31, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$350,283	34.3%	$342,164	34.9%
Retail	348,182	34.1	344,749	35.2
Industrial	296,944	29.1	266,902	27.2
Other	25,847	2.5	26,068	2.7

Total	$1,021,256	100.0%	$979,883	100.0%

FBL Financial Group, Inc.	March 31, 2007

	March 31, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$217,472	21.3%	$200,309	20.4%
East North Central	201,573	19.7	203,543	20.8
Pacific	183,373	18.0	165,614	16.9
West North Central	159,185	15.6	154,441	15.8
Mountain	92,006	9.0	92,954	9.5
West South Central	74,347	7.3	75,442	7.7
Other	93,300	9.1	87,580	8.9

Total	$1,021,256	100.0%	$979,883	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 9.5 years at March 31, 2007 and 9.6 years at December 31, 2006. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.2 at March 31, 2007 and 6.1 at December 31, 2006.
Other Assets
Deferred policy acquisition costs increased 1.7% to $841.5 million and deferred sales inducements increased 6.8% to $242.1 million at March 31, 2007 due primarily to capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs decreased $6.4 million and deferred sales inducements decreased $1.4 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 2.6% to $10,294.9 million at March 31, 2007 primarily due to increases in the volume of business in force. Long-term debt increased 44.8% to $316.2 million due to the issuance of $100.0 million of Senior Notes as described in Note 2, “Credit Arrangements”, to the consolidated financial statements. Other liabilities increased 19.9% to $209.2 million primarily due to an increase in payables for securities purchases.
Stockholders’ Equity
Stockholders’ equity increased 3.2%, to $908.7 million at March 31, 2007, compared to $880.7 million at December 31, 2006. This increase is attributable to net income, proceeds from stock options and an increase in the change in the unrealized appreciation/depreciation on fixed maturity securities, partially offset by dividends paid.
At March 31, 2007, common stockholders’ equity was $905.7 million, or $30.36 per share, compared to $877.7 million or $29.59 per share at December 31, 2006. Included in stockholders’ equity per common share is $1.02 at March 31, 2007 and $0.95 at December 31, 2006 attributable to accumulated other comprehensive income.

FBL Financial Group, Inc.	March 31, 2007
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
On March 12, 2007, we issued $100.0 million of 5.875% Senior Notes (Senior Notes) due March 15, 2017. Interest on the Senior Notes will be paid semi-annually beginning September 15, 2007. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $97.8 million from the issuance of the Senior Notes after underwriting fees, offering expenses and an original issue discount. We intend to use the net proceeds to fund the continued growth of EquiTrust Life.
We paid cash dividends on our common and preferred stock during the first quarter of 2007 totaling $3.6 million and $3.4 million in the 2006 period. Interest payments on our debt totaled $1.9 million for the first quarter of 2007 and $1.8 million for the 2006 period. It is anticipated quarterly cash dividend requirements for the remainder of 2007 will be $0.12 per common and $0.0075 per Series B redeemable preferred share or approximately $10.9 million. In addition, interest payments on our debt are estimated to be $13.1 million for the remainder of 2007.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2007, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval, from Farm Bureau Life is $38.3 million and from EquiTrust Life is $32.8 million. However, distributions from Farm Bureau Life are not available without prior approval until December 2007, due to the timing and amount of dividend payments made during 2006.
FBL Financial Group, Inc. expects to rely on available cash resources to make dividend payments to its stockholders and interest payments on its debt for the remainder of 2007. In addition, during the first quarter of 2007, Farm Bureau Life obtained regulatory approval and paid dividends totaling $2.5 million. It is anticipated that Farm Bureau Life will pay dividends totaling $10.0 million in 2007 ($2.5 million per quarter with the approval of the Iowa Insurance Commissioner).
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2007, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $101.2 million at March 31, 2007.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and

FBL Financial Group, Inc.	March 31, 2007
proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to help fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the first quarter of 2007, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $277.3 million in the first quarter of 2007 and $243.5 million in the 2006 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale, trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2007, included $51.5 million of short-term investments, $10.0 million of trading securities, $162.2 million of cash and $1,125.3 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2006, we had contractual obligations totaling $19,926.8 million with payments due as follows: less than one year – $928.2 million, one-to-three years – $1,845.9 million, four-to-five years – $1,959.2 million and after five years – $15,193.5 million. On March 12, 2007, we completed our $100.0 million Senior Notes offering which is due March 15, 2017. There have been no other material changes to our total contractual obligations since December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks of our financial instruments since December 31, 2006.
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

FBL Financial Group, Inc.	March 31, 2007
management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table sets forth issuer purchases of equity securities for the quarter ended March 31, 2007.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
January 1, 2007 through January 31, 2007	—	$—	Not applicable	Not applicable
February 1, 2007 through February 28, 2007	15,771	40.42	Not applicable	Not applicable
March 1, 2007 through March 31, 2007	—	—	Not applicable	Not applicable

Total	15,771	$40.42

(1)	Our Amended and Restated 1996 Class A Common Stock Compensation Plan (the Plan) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plan, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company, and employees may elect to surrender shares for tax withholding obligations. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options and 13,782 Class A common shares withheld to satisfy employee tax withholding obligations in connection with the removal of restrictions from certain grants of restricted stock.

FBL Financial Group, Inc.	March 31, 2007
ITEM 6. EXHIBITS
(a) Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)

3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)

3(ii)	Second Restated Bylaws, adopted May 14, 2004 (G)

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)

4.3	Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (N)

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (N)

4.5	Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association, along with Amendment No. 1 dated as of January 20, 2006 and Amendment No. 2 dated as of March 12, 2007. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)

4.7	Form of 5.85% Senior Note Due 2014 (F)

4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (P)

4.11	Form of 5.875% Senior Note Due 2017 (P)

10.1	Form of 2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (M) *

10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (M) *

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (J)

10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (K) *

10.6	2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (L) *

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

FBL Financial Group, Inc.	March 31, 2007

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)

10.10	Management Performance Plan (2007) sponsored by FBL Financial Group, Inc. (O)*

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)

10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)

10.18	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost, and January 1, 2007 between the Company and James P. Brannen (D) *

10.19	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of Douglas W. Gumm, Donald J. Seibel and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.20	Form of Restricted Stock Agreement, dated as of January 1, 2004 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm, Barbara J. Moore and Lou Ann Sandburg (H) *

10.21	Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (J) *

10.22	Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg and David T. Sebastian (L) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of Stephen M. Morain, James W. Noyce and JoAnn Rumelhart (L) *

10.24	Summary of Named Executive Officer Compensation (O) *

10.252	Form of Restricted Stock Agreement, dated as of February 20, 2007 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Barbara J. Moore, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel (O) *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors

Incorporated by reference to:

(A)	Form S-1 filed on July 11, 1996, File No. 333-04332

(B)	Form 8-K filed on June 6, 1997, File No. 001-11917

(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E)	Form 10-K for the period ended December 31, 2003, File No. 001-11917

FBL Financial Group, Inc.	March 31, 2007

(F)	Form S-4 filed on May 5, 2004, File No. 333-115197

(G)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

(H)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

(I)	Form 10-K for the period ended December 31, 2004, File No. 001-11917

(J)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917

(K)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

(L)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

(M)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917

(N)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917

(O)	Form 10-K for the period ended December 31, 2006, File No. 001-11917

(P)	Form S-4 filed on April 6, 2007, File No. 333-141949

FBL Financial Group, Inc.	March 31, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2007

FBL FINANCIAL GROUP, INC.
By	/s/ James W. Noyce
James W. Noyce
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)