Form 10-Q
period 2007-06-30
FBL FINANCIAL GROUP INC
filed 2007-08-02
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Title of each class	Outstanding at July 31, 2007

Class A Common Stock, without par value Class B Common Stock, without par value	28,750,160 1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I.	FINANCIAL INFORMATION

	Cautionary Statement Regarding Forward Looking Information	2

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	5
	Consolidated Statements of Changes in Stockholders’ Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	42

SIGNATURES		45
Certification
Certification
Certification

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

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2007 - $8,887,293; 2006 - $8,354,564)	$8,720,105	$8,375,796
Fixed maturities – trading, at market (cost: 2006 - $15,000)	—	14,927
Equity securities – available for sale, at market (cost: 2007 - $25,140; 2006 - $35,604)	33,508	50,278
Mortgage loans on real estate	1,095,258	979,883
Derivative instruments	156,429	127,478
Investment real estate, less allowances for depreciation of $2,507 in 2007 and $2,452 in 2006	8,674	8,711
Policy loans	179,250	179,899
Other long-term investments	1,300	1,300
Short-term investments	55,666	44,354

Total investments	10,250,190	9,782,626

Cash and cash equivalents	148,789	112,292
Securities and indebtedness of related parties	18,513	17,839
Accrued investment income	108,371	103,027
Amounts receivable from affiliates	8,863	17,608
Reinsurance recoverable	146,432	146,789
Deferred policy acquisition costs	921,640	827,720
Deferred sales inducements	279,083	226,647
Value of insurance in force acquired	44,349	42,841
Property and equipment, less allowances for depreciation of $77,267 in 2007 and $73,433 in 2006	47,125	46,030
Goodwill	11,170	11,170
Other assets	65,522	55,046
Assets held in separate accounts	838,190	764,377

Total assets	$12,888,237	$12,154,012

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$8,647,848	$8,163,318
Traditional life insurance and accident and health products	1,267,161	1,244,712
Unearned revenue reserve	29,400	28,436
Other policy claims and benefits	29,069	38,133

	9,973,478	9,474,599
Other policyholders’ funds:
Supplementary contracts without life contingencies	412,631	391,113
Advance premiums and other deposits	160,615	159,965
Accrued dividends	10,900	11,766

	584,146	562,844

Amounts payable to affiliates	3,002	7,319
Long-term debt	316,893	218,399
Current income taxes	11,252	8,740
Deferred income taxes	30,622	62,380
Other liabilities	258,823	174,496
Liabilities related to separate accounts	838,190	764,377

Total liabilities	12,016,406	11,273,154

Minority interest in subsidiaries	146	138

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,746,375 shares in 2007 and 28,468,662 shares in 2006	95,754	86,462
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,520	7,519
Accumulated other comprehensive income (loss)	(40,907)	28,195
Retained earnings	806,318	755,544

Total stockholders’ equity	871,685	880,720

Total liabilities and stockholders’ equity	$12,888,237	$12,154,012

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Interest sensitive and index product charges	$27,930	$26,495	$54,916	$51,809
Traditional life insurance premiums	38,975	35,773	73,512	70,161
Net investment income	154,582	128,972	304,544	251,352
Derivative income (loss)	44,826	(22,431)	40,949	(5,599)
Realized/unrealized gains on investments	1,156	222	2,612	11,826
Other income	6,446	6,165	13,542	11,714

Total revenues	273,915	175,196	490,075	391,263
Benefits and expenses:
Interest sensitive and index product benefits	120,845	54,678	211,633	141,380
Traditional life insurance benefits	23,411	22,523	48,081	45,130
Increase in traditional life future policy benefits	11,693	10,441	19,229	19,305
Distributions to participating policyholders	5,656	5,794	11,248	11,445
Underwriting, acquisition and insurance expenses	51,534	47,146	93,644	88,941
Interest expense	4,511	2,878	7,799	5,839
Other expenses	5,673	5,567	11,696	11,064

Total benefits and expenses	223,323	149,027	403,330	323,104

	50,592	26,169	86,745	68,159
Income taxes	(16,940)	(8,684)	(29,347)	(23,065)

Minority interest in loss (earnings) of subsidiaries	5	(71)	(5)	(126)
Equity income, net of related income taxes	189	288	564	468

Net income	33,846	17,702	57,957	45,436
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income applicable to common stock	$33,809	$17,665	$57,882	$45,361

Earnings per common share	$1.14	$0.60	$1.95	$1.55

Earnings per common share – assuming dilution	$1.12	$0.59	$1.91	$1.52

Cash dividends per common share	$0.120	$0.115	$0.240	$0.230

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income (Loss)	Earnings	Equity
Balance at January 1, 2006	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231
Comprehensive loss:
Net income for six months ended June 30, 2006	—	—	—	—	45,436	45,436
Change in net unrealized investment gains/losses	—	—	—	(180,450)	—	(180,450)

Total comprehensive loss						(135,014)
Stock based compensation, including the issuance of 454,891 common shares under compensation plans	—	9,910	—	—	—	9,910
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(6,765)	(6,765)

Balance at June 30, 2006	$3,000	$82,170	$7,524	$(98,149)	$717,742	$712,287

Balance at January 1, 2007	$3,000	$86,462	$7,519	$28,195	$755,544	$880,720
Comprehensive loss:
Net income for six months ended June 30, 2007	—	—	—	—	57,957	57,957
Change in net unrealized investment gains/losses	—	—	—	(69,117)	—	(69,117)
Change in underfunded status of other postretirement benefit plans	—	—	—	15	—	15

Total comprehensive loss						(11,145)
Adjustment resulting from capital transactions of equity investee	—	6	1	—	—	7
Stock based compensation, including the issuance of 277,713 common shares under compensation plans	—	9,286	—	—	—	9,286
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(7,108)	(7,108)

Balance at June 30, 2007	$3,000	$95,754	$7,520	$(40,907)	$806,318	$871,685

Comprehensive loss totaled $37.5 million in the second quarter of 2007 and $71.2 million in the second quarter of 2006.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2007	2006
Operating activities
Net income	$57,957	$45,436
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	178,408	127,892
Change in fair value of embedded derivatives	(3,768)	(17,507)
Charges for mortality and administration	(50,866)	(47,909)
Deferral of unearned revenues	715	493
Amortization of unearned revenue reserve	(704)	(842)
Provision for depreciation and amortization of property and equipment	6,736	7,021
Provision for accretion and amortization of investments	(6,254)	(1,577)
Realized/unrealized gains on investments	(2,612)	(11,826)
Change in fair value of derivatives	(28,975)	1,430
Increase in traditional life and accident and health benefit accruals	22,449	23,691
Policy acquisition costs deferred	(79,668)	(85,295)
Amortization of deferred policy acquisition costs	48,581	39,170
Amortization of deferred sales inducements	16,290	12,843
Amortization of value of insurance in force	2,000	1,093
Net sale of fixed maturities – trading	15,000	—
Change in accrued investment income	(5,344)	(7,444)
Change in amounts receivable from/payable to affiliates	4,428	(5,550)
Change in reinsurance recoverable	357	1,124
Change in current income taxes	2,512	(6,978)
Provision for deferred income taxes	5,450	8,713
Other	81	(34,111)

Net cash provided by operating activities	182,773	49,867

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	279,806	216,286
Equity securities – available for sale	15,716	32,725
Mortgage loans on real estate	26,964	25,816
Derivative instruments	71,507	15,263
Policy loans	21,399	18,510
Short-term investments – net	—	128,543

	415,392	437,143

Acquisition of investments:
Fixed maturities – available for sale	(774,367)	(880,425)
Equity securities – available for sale	(143)	(256)
Mortgage loans on real estate	(142,319)	(103,315)
Derivative instruments	(40,978)	(31,565)
Investment real estate	(17)	—
Policy loans	(20,749)	(21,554)
Short-term investments – net	(11,312)	—

	(989,885)	(1,037,115)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2007	2006
Investing activities — continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$14	$565
Investments in and advances to equity investees	(250)	—
Purchases of property and equipment	(9,102)	(9,517)
Disposal of property and equipment	1,271	2,146

Net cash used in investing activities	(582,560)	(606,778)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	792,495	945,099
Return of policyholder account balances on interest sensitive and index products	(455,835)	(375,629)
Proceeds from long-term debt	98,460	—
Distributions related to minority interests – net	2	(82)
Excess tax deductions on stock-based compensation	1,076	1,288
Issuance of common stock	7,269	8,621
Dividends paid	(7,183)	(6,840)

Net cash provided by financing activities	436,284	572,457

Increase in cash and cash equivalents	36,497	15,546
Cash and cash equivalents at beginning of period	112,292	5,120

Cash and cash equivalents at end of period	$148,789	$20,666

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,721	$5,881
Income taxes	20,614	18,372
Non-cash operating activity:
Deferral of sales inducements	43,794	41,847
See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2006 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
Effective April 1, 2007, we adopted Statement of Financial Accounting Standards (Statement) 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship are recorded in earnings. Gains or losses previously included in accumulated other comprehensive income remain in accumulated other comprehensive income and are amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. As a result of adopting DIG G26, we undesignated the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. Net unrealized gains on these swaps included in accumulated other comprehensive income totaled $2.8 million at March 31, 2007 and are being amortized into income over the life of the individual swaps. Derivative income (loss) includes the change in fair value of these derivatives, which totaled $1.6 million for the second quarter of 2007. Amortization of the net unrealized gain totaled $0.7 million for the three-month period. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate.
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting Interpretation No. 48 was not material to our consolidated financial statements; therefore the cumulative effective of change in this accounting principle, totaling $0.3 million, is reflected as an increase to income tax expense in our 2007 consolidated income statement. We recognize interest accrued related to unrecognized tax

FBL Financial Group, Inc.	June 30, 2007
benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The impact of adopting SOP 05-1 was not material to our consolidated financial statements for the six months ended June 30, 2007 (estimated to be less than $0.1 million) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
In April 2007, the FASB issued Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts — an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. We intend to adopt FSP FIN 39-1 beginning in 2008. This FSP will have no impact on our consolidated statements of income. We have not yet determined the impact of adoption on our consolidated balance sheets. Net cash collateral at June 30, 2007 totaled $104.6 million.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits certain financial assets and liabilities to be measured at fair value, with changes in fair value reported in earnings. This election is allowed on an instrument-by-instrument basis and requires additional reporting disclosures. This Statement is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed provided the provisions of Statement No. 157 are also adopted. We are currently evaluating the requirements of this Statement and have not yet concluded if the fair value option will be adopted.
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

FBL Financial Group, Inc.	June 30, 2007
whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses and original issue discount.
The Senior Notes offering would have caused us to violate the covenants of our revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. Therefore, on March 12, 2007, this agreement was amended to allow for the Senior Notes offering without violating the financial covenants of that agreement.
3. Defined Benefit Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements for the second quarter totaled $1.5 million for 2007 and $1.6 million for 2006, and for the six months ended June 30 totaled $3.0 million for 2007 and $3.2 million for 2006. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$2,341	$2,396	$4,682	$4,792
Interest cost	3,476	3,428	6,951	6,856
Expected return on assets	(3,087)	(2,746)	(6,174)	(5,492)
Amortization of prior service cost	193	201	387	402
Amortization of actuarial loss	1,119	1,398	2,239	2,796

Net periodic pension cost – all employers	$4,042	$4,677	$8,085	$9,354

4. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 2007, management is not aware of any claims for which a material loss is reasonably possible.
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

FBL Financial Group, Inc.	June 30, 2007
In the second quarter of 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have filed a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed and we continue to believe both claims are valid. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, any recoveries will be recorded in net income in the period the recovery is received.
5. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income	$33,846	$17,702	$57,957	$45,436
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Numerator for earnings per common share – income available to common stockholders	$33,809	$17,665	$57,882	$45,361

Denominator:
Weighted average shares	29,621,284	29,336,234	29,582,618	29,261,679
Deferred common stock units relating to deferred compensation plans	60,370	45,697	58,420	43,537

Denominator for earnings per common share – weighted-average shares	29,681,654	29,381,931	29,641,038	29,305,216
Effect of dilutive securities – stock-based compensation	603,538	473,666	626,403	505,343

Denominator for diluted earnings per common share – adjusted weighted-average shares	30,285,192	29,855,597	30,267,441	29,810,559

Earnings per common share	$1.14	$0.60	$1.95	$1.55

Earnings per common share – assuming dilution	$1.12	$0.59	$1.91	$1.52

FBL Financial Group, Inc.	June 30, 2007
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

FBL Financial Group, Inc.	June 30, 2007
Financial information concerning our operating segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$38,251	$35,960	$75,389	$72,053
Traditional Annuity – Independent Distribution	94,376	57,487	165,549	102,750
Traditional and Universal Life Insurance	87,392	83,236	169,095	163,398
Variable	15,762	14,932	32,123	29,194
Corporate and Other	9,297	8,062	17,490	14,938

	245,078	199,677	459,646	382,333
Realized/unrealized gains on investments (A)	1,156	222	2,612	11,827
Change in net unrealized gains/losses on derivatives (A)	27,681	(24,703)	27,817	(2,897)

Consolidated revenues	$273,915	$175,196	$490,075	$391,263

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$8,458	$7,857	$17,575	$16,630
Traditional Annuity – Independent Distribution	8,475	7,011	19,634	12,943
Traditional and Universal Life Insurance	16,217	15,673	27,611	26,623
Variable	3,773	454	6,031	3,270
Corporate and Other	(869)	(440)	(1,609)	(2,311)

	36,054	30,555	69,242	57,155
Income taxes on operating income	(11,851)	(10,244)	(22,942)	(19,258)
Realized/unrealized gains on investments, net (A)	1,365	88	2,319	7,781
Change in net unrealized gains/losses on derivatives (A)	8,278	475	9,621	2,930
Cumulative effect of change in accounting principle	—	—	(283)	—
Lawsuit settlement (A)	—	(3,172)	—	(3,172)

Consolidated net income	$33,846	$17,702	$57,957	$45,436

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2007 and December 31, 2006 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	June 30, 2007
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
Results of Operations for the Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands, except per share data)
Revenues	$273,915	$175,196	$490,075	$391,263
Benefits and expenses	223,323	149,027	403,330	323,104

	50,592	26,169	86,745	68,159
Income taxes	(16,940)	(8,684)	(29,347)	(23,065)
Minority interest and equity income	194	217	559	342

Net income	33,846	17,702	57,957	45,436
Less dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income applicable to common stock	$33,809	$17,665	$57,882	$45,361

Earnings per common share	$1.14	$0.60	$1.95	$1.55

Earnings per common share – assuming dilution	$1.12	$0.59	$1.91	$1.52

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$36,616	$37,432	$72,079	$79,312
Traditional Annuity – Independent Distribution	279,352	441,713	575,412	718,916
Traditional and Universal Life Insurance	48,090	45,273	93,927	89,573
Variable Annuity and Variable Universal Life (1)	49,707	43,181	92,490	85,017
Reinsurance assumed and other	4,840	4,652	8,425	9,141

Total	$418,605	$572,251	$842,333	$981,959

Direct life insurance in force, end of quarter (in millions)			$39,724	$37,131
Life insurance lapse rates			6.0%	6.7%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution			5.9%	5.8%
Independent Distribution			5.3%	5.0%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

FBL Financial Group, Inc.	June 30, 2007
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – Independent Distribution premiums collected decreased for the 2007 periods as expected, reflecting the unusually high level of fixed rate annuity sales in 2006 as well as actions we took in 2007 to further increase the profitability of the products sold by our EquiTrust Life independent distribution channel.
Net income applicable to common stock increased 91.4% in the second quarter of 2007 to $33.8 million and increased 27.6% in the six months ended June 30, 2007 to $57.9 million. These increases are primarily due to net unrealized gains on derivatives, increases in net investment income and the volume of business in force and a decrease in other underwriting expenses. For the six-month periods these increases were partially offset by a decrease in realized/unrealized gains on investments. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Six months ended June 30,
	2007	2006
Weighted average yield on cash and invested assets	6.10%	6.04%
Weighted average interest crediting rate/index cost	3.70	3.52

Spread	2.40%	2.52%

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
Premiums and product charges are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$27,930	$26,495	$54,916	$51,809
Traditional life insurance premiums	38,975	35,773	73,512	70,161

Total	$66,905	$62,268	$128,428	$121,970

Premiums and product charges increased 7.4% in the second quarter of 2007 to $66.9 million and 5.3% in the six months ended June 30, 2007 to $128.4 million. The increases in interest sensitive and index product charges are principally driven by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products.
Surrender charges totaled $10.5 million in the six-month period ended June 30, 2007 compared to $8.8 million in the 2006 period. Surrender charges increased primarily due to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to premiums collected as summarized in the “Other data” table above, totaled $7,972.6 million for the six-month period in 2007 and $6,343.5 million for the 2006 period. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to our annuity business as the surrender

FBL Financial Group, Inc.	June 30, 2007
charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages. We started assuming business under a coinsurance agreement with American Equity Investment Life Insurance Company in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this coinsurance and direct business totaled $8.9 million for the six months ended June 30, 2007 and $7.3 million for the 2006 period.
Cost of insurance charges totaled $32.3 million in the six months ended June 30, 2007 and $31.7 million in the 2006 period. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.3 years at June 30, 2007 and 44.9 years at June 30, 2006.
Mortality and expense fees totaled $4.8 million in the six-month period ended June 30, 2007 and $3.9 million in the 2006 period. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. The average separate account balance increased to $795.9 million for the six-month period in 2007 from $669.4 million for the six-month period in 2006 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $73.7 million for the six months ended June 30, 2007 and $68.3 million for the 2006 period. Net investment income and net realized and unrealized gains on separate account assets totaled $53.5 million in the six-month period of 2007 and $16.2 million in the 2006 period.
Traditional premiums increased due to an increase in the volume of business in force, partially offset by an increase in reinsurance ceded. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $19,544.2 million for the six-month period in 2007 and $17,883.0 million for the six-month period in 2006. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 19.9% in the second quarter of 2007 to $154.6 million and 21.2% in the six months ended June 30, 2007 to $304.5 million, primarily due to an increase in average invested assets. Average invested assets in the six-month period of 2007 increased 19.8% to $10,036.8 million (based on securities at amortized cost) from $8,375.7 million in the 2006 period, principally due to net premium inflows from the Life Companies and proceeds from issuance of Senior Notes in March 2007. The annualized yield earned on average invested assets increased to 6.16% in the six months ended June 30, 2007 from 6.09% in the respective 2006 period. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $6.6 million in the six months ended June 30, 2007 compared to $2.7 million in the respective 2006 period. Net investment income also includes ($1.0) million for the six-month periods in 2007 and ($1.1) million in 2006, representing the reversal of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

FBL Financial Group, Inc.	June 30, 2007
Derivative income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$41,459	$19,193	$62,033	$29,155
Change in the difference between fair value and remaining option cost at beginning and end of period	25,826	(24,313)	25,099	(2,424)
Cost of money for call options	(25,640)	(17,095)	(49,446)	(32,035)

	41,645	(22,215)	37,686	(5,304)
Other	3,181	(216)	3,263	(295)

Total	$44,826	$(22,431)	$40,949	$(5,599)

The increase in gains received at expiration is attributable to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $3,896.5 million for the six months ended June 30, 2007 compared to $2,954.6 million for the respective 2006 period. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the change in the S&P 500 Index® (upon which the majority of our options are based). The range of index appreciation for S&P 500 Index options for the period ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Annual point-to-point strategy	5.9%-24.4%	2.6%-15.0%	5.9%-24.4%	2.6%-15.0%
Monthly point-to-point strategy	5.6%-16.1%	0.0%-10.1%	4.4%-16.1%	0.0%-10.1%
Monthly average strategy – one-year options	3.4%-14.1%	3.4%-9.1%	1.2%-14.1%	0.9%-9.1%
Monthly average strategy – two-year options	9.5%-14.6%	—	9.3%-14.6%	—
Daily average strategy	3.2%-10.9%	3.2%-8.7%	2.1%-10.9%	0.7%-8.7%
The change in fair value is also reduced by participation rates and caps, as applicable, on the underlying options. Furthermore, the change in fair value is impacted by options based on other underlying indices and the timing of option settlements. The cost of money for call options increased primarily due to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. In addition, beginning in the second quarter of 2007, other derivative income (loss) includes the change in fair value of the interest rate swaps related to our flexible premium deferred annuity contracts due to the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” See “Accounting Changes” for additional details on this Issue. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains on investments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$3,571	$238	$5,015	$14,227
Realized losses on sales	(2)	(8)	(40)	(11)
Realized losses due to impairments	(2,436)	—	(2,436)	(2,340)
Unrealized gains (losses) on trading securities	23	(8)	73	(50)

Total	$1,156	$222	$2,612	$11,826

FBL Financial Group, Inc.	June 30, 2007
The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2007 and December 31, 2006. Gains on sales in the six-month period include $4.9 million in 2007 and $13.5 million in 2006 related to sales of a portion of our investment in American Equity Investment Life Holding Company (AEL) common stock.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding investment impairments individually exceeding $0.5 million, for the six months ended June 30, 2007 and 2006, including the circumstances requiring the write downs, are summarized in the following table:

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Six months ended June 30, 2007:
Major printing and publishing company	$1,624	During the second quarter, the company announced that it would take the company private in a series of transactions tendering outstanding shares. In addition, rating declines and other adverse details regarding the financial status of the company became available. (A)

United States Military Base housing revenue bond	$812	During the second quarter, closed one military base leading to a restructuring and tender offer for the bonds. (A)

Six months ended June 30, 2006:
Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faces labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

FBL Financial Group, Inc.	June 30, 2007
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
Interest sensitive and index product benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$58,307	$47,977	$116,402	$96,018
Index credits	41,038	20,625	61,344	30,494
Change in value of embedded derivative	276	(29,449)	(3,767)	(17,507)
Amortization of deferred sales inducements	11,301	6,312	16,199	12,775
Interest sensitive death benefits	9,923	9,213	21,455	19,600

Total	$120,845	$54,678	$211,633	$141,380

Interest sensitive and index product benefits increased 121.0% in the second quarter of 2007 to $120.8 million, and increased 49.7% in the six months ended June 30, 2007 to $211.6 million. These increases were primarily due to the impact of an increase in the volume of annuity business in force, the impact of market appreciation on the indices backing the index annuities and interest sensitive death benefits. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to additional premiums collected as summarized in the “Other data” table above, totaled $7,081.6 million for the six-month period in 2007 and $5,452.8 million for the 2006 period. These account values include values relating to index contracts in the second quarter totaling $3,896.5 million for 2007 and $2,954.6 million for 2006.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.70% for the six-month period of 2007 and 3.52% for the respective 2006 period.
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
The increases in amortization of deferred sales inducements are primarily due to additional capitalization of costs incurred with new sales, profitability in the underlying business and the impact of changes in unrealized gains and losses on derivatives. Deferred sales inducements on interest sensitive and index products totaled $279.1 million at June 30, 2007 and $188.3 million at June 30, 2006. The change in unrealized gains and losses on derivatives increased amortization by $6.8 million in the six-month period of 2007 and $4.9 million in the 2006 period. In addition, changes in assumptions (unlocking) used to calculate amortization of deferred sales inducements decreased amortization $1.1 million for the six-month period of 2007 and $0.1 million for the 2006 period. The impact of unlocking in 2007 is primarily due to decreasing lapse assumptions in the models for our direct index annuity business.

FBL Financial Group, Inc.	June 30, 2007
Traditional life insurance benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$23,411	$22,523	$48,081	$45,130
Increase in traditional life future policy benefits	11,693	10,441	19,229	19,305
Distributions to participating policyholders	5,656	5,794	11,248	11,445

Total	$40,760	$38,758	$78,558	$75,880

Traditional life insurance benefits increased 5.2% in the second quarter of 2007 to $40.8 million and increased 3.5% in the six months ended June 30, 2007 to $78.6 million primarily due to an increase in traditional life insurance surrender benefits and the impact of an increase in the volume of traditional life business in force, partially offset by a decrease in death benefits. Surrender benefits increased 27.3% to $10.1 million in the second quarter of 2007 and 26.3% to $19.8 million for the six-month period while death benefits decreased 10.5% to $12.0 million for the quarter and 6.1% to $25.7 million for the six-month period. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,648	$3,474	$7,054	$6,992
Amortization of deferred policy acquisition costs	28,897	20,401	48,581	39,170
Amortization of value of insurance in force acquired	1,090	691	2,002	1,094
Other underwriting, acquisition and insurance expenses, net of deferrals	17,899	22,580	36,007	41,685

Total	$51,534	$47,146	$93,644	$88,941

Underwriting, acquisition and insurance expenses increased 9.3% for the second quarter of 2007 to $51.5 million and 5.3% for the six months ended June 30, 2007 to $93.6 million. Amortization of deferred policy acquisition costs increased for the 2007 periods primarily due an increase in the profitability and volume of business in force resulting from new sales from our EquiTrust Life distribution channel and the impact of unrealized gains on derivative instruments, which increased amortization $10.0 million in the six-month period of 2007 and $5.3 million in the 2006 period. The increase for the six-month period was partially offset by the impact of the unlocking adjustments which decreased amortization $1.5 million in 2007 compared to an increase in amortization of less than $0.1 million in 2006. The changes for assumptions used to calculate deferred policy acquisition costs in 2007 are similar to those made for deferred sales inducements as discussed under “Interest sensitive and index product benefits” above.
Amortization of value of insurance in force acquired increased $0.4 million in the second quarter of 2007 and $0.9 million for the six months ended June 30, 2007 primarily due to increased profitability on the underlying business. The decreases in other underwriting, acquisition and insurance expenses are primarily due to a $4.9 million lawsuit settlement in the second quarter of 2006. See Note 4 of our notes to the consolidated financial statements for further details regarding this settlement and a related unrecorded gain contingency.
Interest expense increased 56.7% to $4.5 million in the second quarter of 2007 and 33.6% to $7.8 million for the six months ended June 30, 2007, due to an increase in our long-term debt. The average debt outstanding increased to $276.1 million for the six months ended June 30, 2007, compared to $218.4 million for the 2006 period due to the issuance of Senior Notes in March 2007.

FBL Financial Group, Inc.	June 30, 2007
Income taxes increased 95.1% in the second quarter of 2007 to $16.9 million and 27.2% for the six months ended June 30, 2007 to $29.3 million. The effective tax rate was 33.5% for the second quarter of 2007 and 33.2 % for the 2006 period. The effective tax rate was 33.8% for the six months ended June 30, 2007 and 2006. The effective tax rates were lower than the federal statutory rate of 35% primarily due to tax-exempt interest and tax-exempt dividend income.
Equity income net of related income taxes totaled $0.2 million for the second quarter of 2007 and $0.3 million in the 2006 period, and $0.6 million for the six months ended June 30, 2007 and $0.5 million in the 2006 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding, as applicable, the after tax impact of:
•	realized and unrealized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives,

•	the cumulative effect of changes in accounting principles,

•	a nonrecurring lawsuit settlement and

•	discontinued operations.
The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income, to measure our performance is summarized in Note 6, “Segment Information,” to the consolidated financial statements.

FBL Financial Group, Inc.	June 30, 2007
A reconciliation of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follow:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Net income	$33,846	$17,702	$57,957	$45,436

Realized/unrealized gains on investments	(1,156)	(222)	(2,612)	(11,826)
Change in net unrealized gains/losses on derivatives	(27,417)	(4,745)	(31,597)	(14,610)
Change in amortization of:
Deferred policy acquisition costs	8,209	1,824	9,381	5,125
Deferred sales inducements	5,525	2,272	6,455	4,907
Value of insurance in force acquired	(8)	5	(8)	(73)
Unearned revenue reserve	10	—	10	(1)
Cumulative effect of change in accounting principle	—	—	283	—
Lawsuit settlement	—	4,880	—	4,880
Income tax offset	5,194	(1,405)	6,431	4,059

	(9,643)	2,609	(11,657)	(7,539)

Income taxes on operating income	11,851	10,244	22,942	19,258

Pre-tax operating income	$36,054	$30,555	$69,242	$57,155

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$8,458	$7,857	$17,575	$16,630
Traditional Annuity – Independent Distribution	8,475	7,011	19,634	12,943
Traditional and Universal Life Insurance	16,217	15,673	27,611	26,623
Variable	3,773	454	6,031	3,270
Corporate and Other	(869)	(440)	(1,609)	(2,311)

	$36,054	$30,555	$69,242	$57,155

FBL Financial Group, Inc.	June 30, 2007
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$289	$318	$576	$601
Net investment income	36,932	35,704	73,742	71,548
Derivative income (loss)	1,030	(62)	1,071	(96)

	38,251	35,960	75,389	72,053
Benefits and expenses	29,793	28,103	57,814	55,423

Pre-tax operating income	$8,458	$7,857	$17,575	$16,630

Other data
Annuity premiums collected, direct	$36,616	$37,432	$72,079	$79,312
Policy liabilities and accruals, end of period			2,217,083	2,218,706

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.36%	6.22%
Weighted average interest crediting rate/index costs			4.08%	3.99%

Spread			2.28%	2.23%

Individual traditional annuity withdrawal rate			5.9%	5.8%
Pre-tax operating income for the Exclusive Annuity segment increased 7.6% in the second quarter of 2007 to $8.5 million and 5.7% in the six months ended June 30, 2007 to $17.6 million primarily due to an increase in net investment income from fee income related to bond calls, tender offers and mortgage loan prepayments and the reversal of net discount accretion on mortgage and asset-backed securities which totaled $2.5 million in the six-month period of 2007 compared to $0.2 million in the 2006 period. This increase was partially offset by a $1.1 million increase in amortization of deferred policy acquisition costs and the value of insurance in force for the six-month period primarily due to additional capitalization of costs incurred with new sales and updating earned rate and spread assumptions on this business.
Premiums collected decreased 9.1% in the six-month period ended June 30, 2007 to $72.1 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2007 is due to a rise in short-term market interest rates during 2007 and 2006, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. We also believe this competitive environment resulted in increased surrenders, therefore increasing the withdrawal rate for the six months ended June 30, 2007. To enhance our competitive position in the current interest rate environment, we introduced a new deferred annuity contract effective July 1, 2006 that has an interest crediting rate based on current market investment rates.
The increase in the weighted average yield on cash and invested assets and spread is primarily due to the items impacting net investment income discussed above. In 2006 we increased the crediting rate on our primary flexible premium deferred annuity product ten basis points in response to increased income generated from interest rate swaps we utilize to hedge a portion of our annuity portfolio. Income from these swaps totaled $2.0 million in the six months ended June 30, 2007 compared to $1.6 million in the comparable 2006 period. Income from these swaps is netted against interest credited through March 31, 2007, but included in derivative income (loss) starting in the second quarter of 2007. See “Accounting Changes” for additional details regarding this change.

FBL Financial Group, Inc.	Jume 30, 2007
Traditional Annuity – Independent Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$4,829	$3,795	$8,934	$7,357
Net investment income	73,442	51,358	144,564	97,999
Derivative income (loss)	16,105	2,334	12,051	(2,606)

	94,376	57,487	165,549	102,750
Benefits and expenses	85,901	50,476	145,915	89,807

Pre-tax operating income	$8,475	$7,011	$19,634	$12,943

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$56,674	$102,153	$131,217	$231,064
Index annuities	222,678	339,560	444,195	487,852
Annuity premiums collected, assumed	1,311	1,539	2,066	2,819
Policy liabilities and accruals, end of period			5,892,628	4,240,640

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.88%	5.78%
Weighted average interest crediting rate/index cost			3.50%	3.16%

Spread			2.38%	2.62%

Individual traditional annuity withdrawal rate			5.3%	5.0%
Pre-tax operating income for the Independent Annuity segment increased 20.9% in the second quarter of 2007 to $8.5 million and increased 51.7% to $19.6 million in the six months ended June 30, 2007. These increases are primarily due to growth in the volume of business in force, partially offset by a decrease in spreads earned on individual deferred annuities. Revenues, benefits, expenses and the volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The number of licensed independent agents increased to 21,533 at June 30, 2007, from 14,479 at June 30, 2006. The average aggregate account value for annuity contracts in force in the Independent Annuity segment for the six-month period totaled $5,514.2 million for 2007 and $3,884.6 million for 2006.
The increases in interest sensitive and index product charges in the 2007 periods are due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income are attributable to growth in invested assets, primarily due to net premium inflows, and the impact of an increase in our investment yield. The increase in derivative income (loss) is due to increases in proceeds from call option settlements, partially offset by increases in the cost of money for options as discussed under “Derivative income (loss)” above. Call option settlements in 2007 increased $22.3 million for the second quarter and $32.0 million for the six-month period due to appreciation in the underlying indices and growth in the volume of business in force. The cost of money for call options increased $8.5 million in the second quarter of 2007 and $17.3 million for the six-month period, primarily due to an increase in the business in force.
Benefits and expenses for the 2007 periods increased due to growth in the volume of business in force. The timing of policy anniversary dates and the amount of appreciation in the underlying indices also contributed to increases in index credits totaling $20.3 million in the second quarter of 2007 and $30.6 million in the six months ended June 30, 2007. In addition, the impact of unlocking adjustments increased amortization of deferred policy acquisition costs and deferred sales inducements $0.7 million in the second quarter of 2007 and decreased amortization $1.9 million for the six-month period. The impact of unlocking adjustments totaled less than ($0.1) million for the 2006 periods.

FBL Financial Group, Inc.	June 30, 2007
Premiums collected from the independent channel decreased for the 2007 periods primarily due to actions we took to further increase the profitability of the products. The weighted average yield on cash and invested assets increased primarily due to an increase in market investment rates and additional fee income from bond calls, tender offers, mortgage loan prepayments and the reversal of net discount accretion on mortgage and asset-backed securities totaling $0.3 million for the six-month period in 2007 and less than ($0.1) million in the 2006 period. The weighted average crediting rate increased for the 2007 period due to increasing crediting rates and option costs. The decrease in spread is due primarily to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio
Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,098	$11,346	$22,427	$22,448
Traditional life insurance premiums and other income	38,975	35,773	73,512	70,161
Net investment income	37,319	36,117	73,156	70,789

	87,392	83,236	169,095	163,398
Benefits and expenses	71,175	67,563	141,484	136,775

Pre-tax operating income	$16,217	$15,673	$27,611	$26,623

Other data
Life premiums collected, net of reinsurance	$51,591	$48,354	$100,188	$95,793
Policy liabilities and accruals, end of period			2,146,925	2,114,369
Direct life insurance in force, end of period (in millions)			31,969	29,547

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.83%	6.72%
Weighted average interest crediting rate			4.42%	4.47%

Spread			2.41%	2.25%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 3.5% in the second quarter of 2007 to $16.2 million and increased 3.7% in the six-month period of 2007 to $27.6 million. The increases for the 2007 periods are attributable to the impact of an increase in business in force and higher net investment income.
The increases in net investment income are primarily due to additional fee income from bond calls, tender offers, mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities which totaled $2.4 million for the six months ended June 30, 2007, compared to $0.9 million in the 2006 period. Death benefits decreased 0.3% to $19.0 million for the second quarter of 2007 and 0.2% to $40.9 million for the six months ended June 30, 2007.
Premiums collected increased 6.7% to $51.6 million for the second quarter and 4.6% to $100.2 million for the six months ended June 30, 2007 primarily due to increased sales of whole life and term life business by our exclusive Farm Bureau agency force.
The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above partially offset by the impact of market investment rates being lower than our

FBL Financial Group, Inc.	June 30, 2007
portfolio yield. The decrease in weighted average interest crediting rate is primarily due to a decrease in credited rates on assumed business.
Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,724	$11,036	$22,989	$21,402
Net investment income	3,503	3,613	6,976	7,244
Other income	535	283	2,158	548

	15,762	14,932	32,123	29,194
Benefits and expenses	11,989	14,478	26,092	25,924

Pre-tax operating income	$3,773	$454	$6,031	$3,270

Other data
Variable premiums collected, net of reinsurance	$49,707	$43,181	$92,490	$85,017
Policy liabilities and accruals, end of period			230,030	236,813
Separate account assets, end of period			838,190	685,750
Direct life insurance in force, end of period (in millions)			7,755	7,584
Pre-tax operating income for the Variable segment increased 731.1% to $3.8 million in the second quarter of 2007 and 84.4% to $6.0 million for the six-month period primarily due to an increase in the volume of business in force and other income. Interest sensitive product charges increased due to mortality and expense fee income and cost of insurance charges. For the six-month period of 2007, mortality and expense fee income increased 23.3% to $4.8 million due to an increase in separate account assets. Cost of insurance charges increased 5.4% to $13.9 million for the six-month period primarily due to the impact of the aging of business in force.
Other income for the six-month period increased $1.0 million due to the recognition of contingent administrative fee income from alliance partners in the first quarter of 2007. This is not expected to be a recurring source of income. Amortization of deferred policy acquisition costs decreased $2.4 million in the second quarter of 2007 compared to the second quarter of 2006 due to the impact of unlocking adjustments and updating the amortization model for the current volume of business in force. The volume of business in force, as measured by the account value of the business, can vary quarter to quarter with the market performance of the assets included in the separate accounts. Unlocking resulted in a $0.3 million decrease to amortization for the second quarter of 2007 and a $0.6 million increase for the second quarter of 2006.

FBL Financial Group, Inc.	June 30, 2007
Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Net investment income	$3,386	$2,180	$6,106	$3,772
Other income	5,911	5,882	11,384	11,166

	9,297	8,062	17,490	14,938
Interest expense	4,511	2,878	7,799	5,839
Benefits and other expenses	5,951	5,996	12,163	12,004

	(1,165)	(812)	(2,472)	(2,905)
Minority interest	5	(71)	(5)	(126)
Equity income, before tax	291	443	868	720

Pre-tax operating loss	$(869)	$(440)	$(1,609)	$(2,311)

Pre-tax operating loss increased 97.5% to $0.9 million for the second quarter of 2007 and decreased 30.4% to $1.6 million for the six-month period. Net investment income increased due to an increase in invested assets from the proceeds of our Senior Notes offering as discussed in the “Net investment income” section above. This increase was partially offset by a decrease in fee income from bond calls, mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities which totaled less than ($0.1) million for the six months ended June 30, 2007 and $0.5 million for the 2006 period. Interest expense increased in the 2007 periods due an increase in our average debt outstanding resulting from the Senior Notes offering.
Accounting Changes
Effective April 1, 2007, we adopted Statement of Financial Accounting Standards (Statement) 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship are recorded in earnings. Gains or losses previously included in accumulated other comprehensive income remain in accumulated other comprehensive income and are amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. As a result of adopting DIG G26, we undesignated the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. Net unrealized gains on these swaps included in accumulated other comprehensive income totaled $2.8 million at March 31, 2007 and are being amortized into income over the life of the individual swaps. Derivative income (loss) includes the change in fair value of these derivatives, which totaled $1.6 million for the second quarter of 2007. Amortization of the net unrealized gain totaled $0.7 million for the three-month period. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate.
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

FBL Financial Group, Inc.	June 30, 2007
50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting Interpretation No. 48 was not material to our consolidated financial statements; therefore the cumulative effective of change in this accounting principle, totaling $0.3 million, is reflected as an increase to income tax expense in our 2007 consolidated income statement. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The impact of adopting SOP 05-1 was not material to our consolidated financial statements for the six months ended June 30, 2007 (estimated to be less than $0.1 million) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
In April 2007, the FASB issued Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts — an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. We intend to adopt FSP FIN 39-1 beginning in 2008. This FSP will have no impact on our consolidated statements of income. We have not yet determined the impact of adoption on our consolidated balance sheets. Net cash collateral at June 30, 2007 totaled $104.6 million.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits certain financial assets and liabilities to be measured at fair value, with changes in fair value reported in earnings. This election is allowed on an instrument-by-instrument basis and requires additional reporting disclosures. This Statement is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed provided the provisions of Statement No. 157 are also adopted. We are currently evaluating the requirements of this Statement and have not yet concluded if the fair value option will be adopted.
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

FBL Financial Group, Inc.	June 30, 2007
Financial Condition
Investments
Our total investment portfolio increased 4.8% to $10,250.2 million at June 30, 2007 compared to $9,782.6 million at December 31, 2006. This increase is primarily the result of net cash received from interest sensitive and index products and proceeds from our Senior Notes offering, partially offset by a decrease in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $188.4 million during the six months of 2007 to a net unrealized loss of $167.2 million at June 30, 2007, due principally to the impact of an increase in market interest rates. As an example of the change in market interest rates, the yield on a 10-year U.S. Treasury note increased to 5.02% at June 30, 2007 from 4.70% at December 31, 2006.
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
Our investment portfolio is summarized in the table below:

	June 30, 2007		December 31, 2006
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$7,120,165	69.5%	$6,859,169	70.1%
144A private placement	1,291,513	12.6	1,215,215	12.4
Private placement	308,427	3.0	301,412	3.1

Total fixed maturities – available for sale	8,720,105	85.1	8,375,796	85.6
Fixed maturities – trading	—	—	14,927	0.2
Equity securities	33,508	0.3	50,278	0.5
Mortgage loans on real estate	1,095,258	10.7	979,883	10.0
Derivative instruments	156,429	1.5	127,478	1.3
Investment real estate	8,674	0.1	8,711	0.1
Policy loans	179,250	1.8	179,899	1.8
Other long-term investments	1,300	—	1,300	—
Short-term investments	55,666	0.5	44,354	0.5

Total investments	$10,250,190	100.0%	$9,782,626	100.0%

As of June 30, 2007, 95.8% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2007, the investment in non-investment grade debt was 4.2% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

FBL Financial Group, Inc.	June 30, 2007
The following table sets forth the credit quality, by NAIC designation and Standard and Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		June 30, 2007		December 31, 2006
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,470,801	62.8%	$5,352,040	63.9%
2	BBB	2,880,138	33.0	2,668,572	31.9

	Total investment grade	8,350,939	95.8	8,020,612	95.8
3	BB	274,406	3.2	264,071	3.2
4	B	81,924	0.9	78,345	0.9
5	CCC, CC, C	12,092	0.1	11,932	0.1
6	In or near default	744	—	836	—

	Total below investment grade	369,166	4.2	355,184	4.2

	Total fixed maturities – available for sale	$8,720,105	100.0%	$8,375,796	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
		with Gross	Gross	with Gross	Gross
	Total Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,847,354	$625,667	$22,198	$1,221,687	$(49,429)
Manufacturing	919,050	310,964	13,587	608,086	(32,092)
Mining	412,508	117,452	5,072	295,056	(13,265)
Retail trade	108,403	59,115	3,556	49,288	(2,246)
Services	151,736	49,013	1,991	102,723	(4,179)
Transportation	181,701	86,117	4,760	95,584	(4,844)
Private utilities and related sectors	451,251	203,636	12,022	247,615	(9,552)
Other	89,313	27,927	781	61,386	(2,158)

Total corporate securities	4,161,316	1,479,891	63,967	2,681,425	(117,765)
Mortgage and asset-backed securities	2,409,230	511,563	6,501	1,897,667	(60,177)
United States Government and agencies	590,455	58,343	2,190	532,112	(18,771)
State, municipal and other governments	1,025,811	261,951	5,204	763,860	(36,458)
Public utilities	533,293	159,967	5,188	373,326	(17,067)

Total	$8,720,105	$2,471,715	$83,050	$6,248,390	$(250,238)

FBL Financial Group, Inc.	June 30, 2007

	December 31, 2006
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,708,538	$920,465	$41,021	$788,073	$(18,774)
Manufacturing	941,985	474,324	21,544	467,661	(21,829)
Mining	403,234	207,522	8,280	195,712	(7,357)
Retail trade	107,442	55,528	3,640	51,914	(1,776)
Services	145,073	85,009	3,163	60,064	(2,770)
Transportation	181,233	131,136	7,399	50,097	(1,173)
Private utilities and related sectors	440,361	275,912	15,611	164,449	(4,911)
Other	82,617	40,818	1,620	41,799	(827)

Total corporate securities	4,010,483	2,190,714	102,278	1,819,769	(59,417)
Mortgage and asset-backed securities	2,344,986	924,029	14,324	1,420,957	(27,601)
United States Government and agencies	603,246	96,013	3,702	507,233	(13,436)
State, municipal and other governments	929,378	428,158	14,855	501,220	(13,950)
Public utilities	487,703	230,629	8,473	257,074	(7,996)

Total	$8,375,796	$3,869,543	$143,632	$4,506,253	$(122,400)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		June 30, 2007
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$4,120,307	65.9%	$(158,577)	63.4%
2	BBB	1,981,615	31.7	(81,478)	32.6

	Total investment grade	6,101,922	97.6	(240,055)	96.0
3	BB	116,261	1.9	(7,364)	2.9
4	B	24,419	0.4	(2,181)	0.9
5	CCC, CC, C	5,788	0.1	(638)	0.2
6	In or near default	—	—	—	—

	Total below investment grade	146,468	2.4	(10,183)	4.0

	Total	$6,248,390	100.0%	$(250,238)	100.0%

FBL Financial Group, Inc.	June 30, 2007

		December 31, 2006
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,030,985	67.3%	$(71,362)	58.3%
2	BBB	1,344,332	29.8	(40,978)	33.5

	Total investment grade	4,375,317	97.1	(112,340)	91.8
3	BB	99,430	2.2	(7,335)	6.0
4	B	25,667	0.6	(2,143)	1.7
5	CCC, CC, C	5,839	0.1	(582)	0.5
6	In or near default	—	—	—	—

	Total below investment grade	130,936	2.9	(10,060)	8.2

	Total	$4,506,253	100.0%	$(122,400)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	June 30, 2007
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	337	$2,091,904	$(38,477)	$2,053,427
Greater than three months to six months	79	453,358	(18,476)	434,882
Greater than six months to nine months	54	275,301	(10,490)	264,811
Greater than nine months to twelve months	9	41,292	(1,564)	39,728
Greater than twelve months	410	3,636,773	(181,231)	3,455,542

Total		$6,498,628	$(250,238)	$6,248,390

	December 31, 2006
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	105	$564,118	$(5,078)	$559,040
Greater than three months to six months	18	80,862	(528)	80,334
Greater than six months to nine months	13	63,674	(456)	63,218
Greater than nine months to twelve months	179	1,013,254	(17,449)	995,805
Greater than twelve months	304	2,906,745	(98,889)	2,807,856

Total		$4,628,653	$(122,400)	$4,506,253

FBL Financial Group, Inc.	June 30, 2007
The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	June 30, 2007		December 31, 2006
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$6,108	$(33)	$12,512	$(31)
Due after one year through five years	375,219	(8,234)	282,055	(4,868)
Due after five years through ten years	1,644,900	(58,698)	1,123,357	(32,487)
Due after ten years	2,312,797	(122,795)	1,652,648	(57,091)

	4,339,024	(189,760)	3,070,572	(94,477)
Mortgage and asset-backed securities	1,897,667	(60,177)	1,420,957	(27,601)
Redeemable preferred stock	11,699	(301)	14,724	(322)

Total	$6,248,390	$(250,238)	$4,506,253	$(122,400)

Included in the above table are 1,119 securities from 702 issuers at June 30, 2007 and 780 securities from 513 issuers at December 31, 2006. The following summarizes the details describing the more significant unrealized losses by investment category as of June 30, 2007.
Corporate securities: The unrealized losses on corporate securities totaled $117.8 million, or 47.1% of our total unrealized losses. The largest losses were in the financial services sector ($1,221.7 million carrying value and $49.4 million unrealized loss) and in the manufacturing sector ($608.1 million carrying value and $32.1 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($97.6 million carrying value and $7.5 million unrealized loss) and the food and kindred products sector ($90.9 million carrying value and $4.5 million unrealized loss). The unrealized losses in the paper and allied products sector and the food and kindred products sector are due to a rise in market interest rates and spread widening that is the result of weaker operating results. In addition, we believe there are concerns that these sectors may experience increased equity enhancing activity by management, such as common stock buybacks, which could be detrimental to credit quality. The unrealized losses in the financial services sector and the remaining corporate sectors were caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $60.2 million, or 24.0% of our total unrealized losses, and were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $18.8 million, or 7.5% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.
State municipal and other governments: The unrealized losses on state, municipal and other governments totaled $36.5 million, or 14.6% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these

FBL Financial Group, Inc.	June 30, 2007
investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.
Public utilities: The unrealized losses on public utilities totaled $17.1 million, or 6.8% of our total unrealized losses, and were caused primarily by an increase in market interest rates. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $2.1 million at June 30, 2007. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $5.2 million at June 30, 2007. The $5.2 million unrealized loss from one issuer relates to six different securities that are backed by different pools of residential mortgage loans. All six securities are rated investment grade and the largest unrealized loss on any one security totaled $1.5 million at June 30, 2007.
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

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$98,814	$100,310	$71,066	$71,927
Due after one year through five years	717,969	723,528	628,258	634,720
Due after five years through ten years	2,235,865	2,191,636	2,074,127	2,074,513
Due after ten years	3,318,600	3,240,296	3,140,461	3,162,001

	6,371,248	6,255,770	5,913,912	5,943,161
Mortgage and asset-backed securities	2,462,906	2,409,230	2,358,263	2,344,986
Redeemable preferred stocks	53,139	55,105	82,389	87,649

Total	$8,887,293	$8,720,105	$8,354,564	$8,375,796

Mortgage and other asset-backed securities comprised 27.6% at June 30, 2007 and 28.0% at December 31, 2006 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	June 30, 2007
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
Our exposure to the sub-prime home equity loan sector totaled $28.7 million, or 0.3% of our fixed maturity security portfolio, at June 30, 2007 and $29.4 million or 0.3% of that portfolio, at December 31, 2006. This exposure consists of three securities which are all “AAA” rated, senior tranches of fixed rate home equity collateral originated prior to 2006. We do not participate in the adjustable rate mortgage sector and do not have exposure to any adjustable rate collateral.
The following tables set forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security.

	June 30, 2007
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,191,790	$1,216,149	$1,173,409	13.5%
Pass-through	141,178	140,873	136,820	1.6
Planned and targeted amortization class	315,089	318,715	305,132	3.5
Other	101,331	102,313	97,197	1.1

Total residential mortgage-backed securities	1,749,388	1,778,050	1,712,558	19.7
Commercial mortgage-backed securities	424,776	424,039	413,695	4.7
Other asset-backed securities	258,589	259,210	254,276	2.9
Sub-prime asset-backed securities	30,153	30,190	28,701	0.3

Total mortgage and asset-backed securities	$2,462,906	$2,491,489	$2,409,230	27.6%

FBL Financial Group, Inc.	June 30, 2007

	December 31, 2006
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,179,339	$1,203,495	$1,172,544	14.0%
Pass-through	115,281	114,933	114,337	1.3
Planned and targeted amortization class	304,861	308,391	301,209	3.6
Other	101,904	102,900	99,154	1.2

Total residential mortgage-backed securities	1,701,385	1,729,719	1,687,244	20.1
Commercial mortgage-backed securities	400,946	399,438	402,271	4.8
Other asset-backed securities	225,773	226,263	226,076	2.7
Sub-prime asset-backed securities	30,159	30,190	29,395	0.4

Total mortgage and asset-backed securities	$2,358,263	$2,385,610	$2,344,986	28.0%

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
Fixed maturity securities held for trading included of U.S. Treasury securities totaling $14.9 million at December 31, 2006. These securities, which matured during 2007, had an unrealized loss of $0.1 million at December 31, 2006.
Equity securities totaled $33.5 million at June 30, 2007 and $50.3 million at December 31, 2006. Gross unrealized gains totaled $8.6 million and gross unrealized losses totaled $0.2 million at June 30, 2007. At December 31, 2006, gross unrealized gains totaled $14.9 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $22.2 million at June 30, 2007 and $39.4 million at December 31, 2006.
Mortgage loans totaled $1,095.3 million at June 30, 2007 and $979.9 million at December 31, 2006. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at June 30, 2007. At December 31, 2006, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio.

FBL Financial Group, Inc.	June 30, 2007
Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	June 30, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Retail	$389,493	35.6%	$344,749	35.2%
Office	367,531	33.6	342,164	34.9
Industrial	307,075	28.0	266,902	27.2
Other	31,159	2.8	26,068	2.7

Total	$1,095,258	100.0%	$979,883	100.0%

	June 30, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$238,820	21.8%	$200,309	20.4%
East North Central	225,672	20.6	203,543	20.8
Pacific	202,154	18.5	165,614	16.9
West North Central	152,515	13.9	154,441	15.8
Mountain	103,120	9.4	92,954	9.5
West South Central	72,388	6.6	75,442	7.7
Other	100,589	9.2	87,580	8.9

Total	$1,095,258	100.0%	$979,883	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 10.3 years at June 30, 2007 and 9.6 years at December 31, 2006. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.4 at June 30, 2007 and 6.1 at December 31, 2006.
Other Assets
Deferred policy acquisition costs increased 11.3% to $921.6 million and deferred sales inducements increased 23.1% to $279.1 million at June 30, 2007 due primarily to capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $62.8 million and deferred sales inducements increased $24.9 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 5.2% to $10,557.6 million at June 30, 2007 primarily due to increases in the volume of business in force. Long-term debt increased 45.1% to $316.9 million due to the issuance of $100.0 million of Senior Notes as described in Note 2, “Credit Arrangements,” to the consolidated financial statements. Other liabilities increased 48.3% to $258.8 million primarily due to an increase in payables for securities purchases.

FBL Financial Group, Inc.	June 30, 2007
Stockholders’ Equity
Stockholders’ equity decreased 1.0%, to $871.7 million at June 30, 2007, compared to $880.7 million at December 31, 2006. This decrease is primarily attributable to the change in net unrealized investment gains/losses and dividends paid, partially offset by net income.
At June 30, 2007, common stockholders’ equity was $868.7 million, or $29.01 per share, compared to $877.7 million or $29.59 per share at December 31, 2006. Included in stockholders’ equity per common share is ($1.37) at June 30, 2007 and $0.95 at December 31, 2006 attributable to accumulated other comprehensive income (loss).
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
On March 12, 2007, we issued $100.0 million of 5.875% Senior Notes (Senior Notes) due March 15, 2017. Interest on the Senior Notes will be paid semi-annually beginning September 15, 2007. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses and an original issue discount. We intend to use the net proceeds to fund the continued growth of EquiTrust Life.
We paid cash dividends on our common and preferred stock during the six-month period totaling $7.2 million in 2007 and $6.8 million in 2006. Interest payments on our debt totaled $6.1 million for the six months ended June 30, 2007 and $5.9 million for the 2006 period. It is anticipated quarterly cash dividend requirements for the remainder of 2007 will be $0.12 per common and $0.0075 per Series B redeemable preferred share or approximately $7.2 million. In addition, interest payments on our debt are estimated to be $9.0 million for the remainder of 2007.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2007, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval, from Farm Bureau Life is $38.3 million and from EquiTrust Life is $32.8 million. However, distributions from Farm Bureau Life are not available without prior approval until December 2007 due to the timing and amount of dividend payments made during 2006.
FBL Financial Group, Inc. expects to rely on available cash resources to make dividend payments to its stockholders and interest payments on its debt for the remainder of 2007. During the six-month period in 2007, Farm Bureau Life obtained regulatory approval and paid dividends totaling $5.0 million. It is anticipated that Farm Bureau Life will pay dividends totaling $10.0 million in 2007 ($2.5 million per quarter with the approval of the Iowa Insurance Commissioner).

FBL Financial Group, Inc.	June 30, 2007
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of June 30, 2007, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $99.6 million at June 30, 2007.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to help fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the second quarter of 2007, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $512.7 million in the six months ended June 30, 2007 and $659.5 million in the 2006 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2007, included $55.7 million of short-term investments, $148.8 million of cash and $1,102.4 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
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

FBL Financial Group, Inc.	June 30, 2007
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company’s annual shareholders’ meeting was held on May 16, 2007.
(b) and (c) (i) Election of the following Class A directors to the Company’s Board of Directors:

	For	Withheld
Jerry L. Chicoine	37,520,519	204,984
Tim H. Gill	37,560,889	164,614
Robert H. Hanson	37,565,466	160,037
Paul E. Larson	37,562,966	162,537
Edward W. Mehrer	37,560,383	165,120
James W. Noyce	37,096,385	629,118
Kim M. Robak	37,442,749	282,754
John E. Walker	37,522,832	202,671
(ii)	Election of the following Class B directors to the Company’s Board of Directors:

	For	Withheld
Steve L. Baccus	1,192,990	—
Craig D. Hill	1,192,990	—
G. Steven Kouplen	1,192,990	—
Craig A. Lang	1,192,990	—
Keith R. Olsen	1,192,990	—
(iii)	Approval of amendment to the Directors Compensation Plan. Shareholders cast 38,278,255 votes for and 461,568 votes against the approval of this Plan. There were 178,670 abstentions and no broker non-votes.

(iv)	Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2007. Shareholders cast 38,853,866 votes for and 45,014 votes against the appointment of Ernst & Young LLP. There were 19,613 abstentions and no broker non-votes.

FBL Financial Group, Inc.	June 30, 2007
ITEM 6. EXHIBITS
(a) Exhibits:

3(i	)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)
3(i	)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)
3(i	)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)
3(i	)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)
3(i	)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)
3(i	)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)
3(ii)(a)		Second Restated Bylaws, adopted May 14, 2004 (G)
3(ii)(b)		Amendment to Article VI of Second Restated Bylaws, adopted May 16, 2007 (Q)
4.1		Form of Class A Common Stock Certificate of the Registrant (A)
4.2		Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)
4.3		Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)
4.4	(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (N)
4.4	(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (N)
4.5		Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association, along with Amendment No. 1 dated as of January 20, 2006 and Amendment No. 2 dated as of March 12, 2007. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.
4.6		Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)
4.7		Form of 5.85% Senior Note Due 2014 (F)
4.8		Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
4.9		Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
4.10		Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (P)
4.11		Form of 5.875% Senior Note Due 2017 (P)
10.1		Form of 2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (M) *
10.1	(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (M) *
10.2		Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3		Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4		Form of Royalty Agreement with Farm Bureau organizations (J)
10.5		Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (K) *
10.6		2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (L) *
10.7		Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

FBL Financial Group, Inc.	June 30, 2007

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)
10.10	Management Performance Plan (2007) sponsored by FBL Financial Group, Inc. (O)*
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)
10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)
10.18	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost, and January 1, 2007 between the Company and James P. Brannen (D) *
10.19	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of Douglas W. Gumm, Donald J. Seibel and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *
10.20	Form of Restricted Stock Agreement, dated as of January 1, 2004 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, John E. Tatum, James P. Brannen, Douglas W. Gumm and Lou Ann Sandburg (H)*
10.21	Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg and David T. Sebastian (J) *
10.22	Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg and David T. Sebastian (L) *
10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of Stephen M. Morain, James W. Noyce and JoAnn Rumelhart (L) *
10.24	Summary of Named Executive Officer Compensation (O) *
10.25	Form of Restricted Stock Agreement, dated as of February 20, 2007 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel (O) *
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors
Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332

(B)	Form 8-K filed on June 6, 1997, File No. 001-11917

(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E)	Form 10-K for the period ended December 31, 2003, File No. 001-11917

(F)	Form S-4 filed on May 5, 2004, File No. 333-115197

FBL Financial Group, Inc.	June 30, 2007
(G)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

(H)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

(I)	Form 10-K for the period ended December 31, 2004, File No. 001-11917

(J)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917

(K)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

(L)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

(M)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917

(N)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917

(O)	Form 10-K for the period ended December 31, 2006, File No. 001-11917

(P)	Form S-4 filed on April 6, 2007, File No. 333-141949

(Q)	Form 8-K filed on May 16, 2007, File No. 001-11917

FBL Financial Group, Inc.	June 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2007

FBL FINANCIAL GROUP, INC.

	By	/s/ James W. Noyce

James W. Noyce
Chief Executive Officer (Principal Executive Officer)

	By	/s/ James P. Brannen

James P. Brannen
Chief Financial Officer (Principal Financial and
Accounting Officer)