Form 10-Q
period 2007-09-30
FBL FINANCIAL GROUP INC
filed 2007-10-30
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Title of each class	Outstanding at October 24, 2007
Class A Common Stock, without par value	28,811,188
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2007 - $9,292,580; 2006 - $8,354,564)	$9,161,133	$8,375,796
Fixed maturities – trading, at market (cost: 2006 - $15,000)	—	14,927
Equity securities – available for sale, at market (cost: 2007 - $23,735; 2006 - $35,604)	29,127	50,278
Mortgage loans on real estate	1,163,707	979,883
Derivative instruments	153,571	127,478
Investment real estate, less allowances for depreciation of $0 in 2007 and $2,452 in 2006	2,559	8,711
Policy loans	179,600	179,899
Other long-term investments	1,300	1,300
Short-term investments	64,024	44,354

Total investments	10,755,021	9,782,626

Cash and cash equivalents	170,117	112,292
Securities and indebtedness of related parties	19,514	17,839
Accrued investment income	120,328	103,027
Amounts receivable from affiliates	7,283	17,608
Reinsurance recoverable	138,741	146,789
Deferred policy acquisition costs	944,163	827,720
Deferred sales inducements	295,478	226,647
Value of insurance in force acquired	42,792	42,841
Property and equipment, less allowances for depreciation of $75,160 in 2007 and $73,433 in 2006	47,808	46,030
Goodwill	11,170	11,170
Other assets	41,520	55,046
Assets held in separate accounts	865,557	764,377

Total assets	$13,459,492	$12,154,012

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$9,124,438	$8,163,318
Traditional life insurance and accident and health products	1,273,127	1,244,712
Unearned revenue reserve	28,558	28,436
Other policy claims and benefits	31,049	38,133

	10,457,172	9,474,599
Other policyholders’ funds:
Supplementary contracts without life contingencies	425,349	391,113
Advance premiums and other deposits	156,451	159,965
Accrued dividends	10,672	11,766

	592,472	562,844

Amounts payable to affiliates	2,834	7,319
Long-term debt	316,912	218,399
Current income taxes	6,648	8,740
Deferred income taxes	32,715	62,380
Other liabilities	287,721	174,496
Liabilities related to separate accounts	865,557	764,377

Total liabilities	12,562,031	11,273,154

Minority interest in subsidiaries	143	138

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,793,167 shares in 2007 and 28,468,662 shares in 2006	98,237	86,462
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,523	7,519
Accumulated other comprehensive income (loss)	(30,658)	28,195
Retained earnings	819,216	755,544

Total stockholders’ equity	897,318	880,720

Total liabilities and stockholders’ equity	$13,459,492	$12,154,012

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Interest sensitive and index product charges	$29,129	$26,935	$84,045	$78,744
Traditional life insurance premiums	34,751	33,355	108,263	103,516
Net investment income	157,016	137,378	461,560	388,730
Derivative income	6,327	29,042	47,276	23,443
Realized/unrealized gains (losses) on investments	3,932	(256)	6,544	11,570
Other income	6,513	5,985	20,055	17,699

Total revenues	237,668	232,439	727,743	623,702
Benefits and expenses:
Interest sensitive and index product benefits	132,194	125,348	343,827	266,728
Traditional life insurance benefits	21,595	24,235	69,676	69,365
Increase in traditional life future policy benefits	8,840	5,991	28,069	25,296
Distributions to participating policyholders	4,866	5,493	16,114	16,938
Underwriting, acquisition and insurance expenses	36,198	32,749	129,842	121,691
Interest expense	4,437	2,954	12,236	8,793
Other expenses	5,675	5,173	17,371	16,236

Total benefits and expenses	213,805	201,943	617,135	525,047

	23,863	30,496	110,608	98,655
Income taxes	(7,904)	(9,807)	(37,251)	(32,872)

Minority interest in loss (earnings) of subsidiaries	2	1	(3)	(125)
Equity income, net of related income taxes	538	16	1,102	484

Net income	16,499	20,706	74,456	66,142
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$16,462	$20,669	$74,344	$66,030

Earnings per common share	$0.55	$0.70	$2.50	$2.25

Earnings per common share – assuming dilution	$0.54	$0.69	$2.46	$2.21

Cash dividends per common share	$0.120	$0.115	$0.360	$0.345

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income (Loss)	Earnings	Equity
Balance at January 1, 2006	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231
Comprehensive income:
Net income for nine months ended September 30, 2006	—	—	—	—	66,142	66,142
Change in net unrealized investment gains/losses	—	—	—	(50,535)	—	(50,535)

Total comprehensive income						15,607
Stock based compensation, including the issuance of 482,137 common shares under compensation plans	—	11,682	—	—	—	11,682
Dividends on preferred stock	—	—	—	—	(112)	(112)
Dividends on common stock	—	—	—	—	(10,158)	(10,158)

Balance at September 30, 2006	$3,000	$83,942	$7,524	$31,766	$735,018	$861,250

Balance at January 1, 2007	$3,000	$86,462	$7,519	$28,195	$755,544	$880,720
Comprehensive income:
Net income for nine months ended September 30, 2007	—	—	—	—	74,456	74,456
Change in net unrealized investment gains/losses	—	—	—	(58,863)	—	(58,863)
Change in underfunded status of other postretirement benefit plans	—	—	—	10	—	10

Total comprehensive income						15,603
Adjustment resulting from capital transactions of equity investee	—	36	4	—	—	40
Stock based compensation, including the issuance of 324,505 common shares under compensation plans	—	11,739	—	—	—	11,739
Dividends on preferred stock	—	—	—	—	(112)	(112)
Dividends on common stock	—	—	—	—	(10,672)	(10,672)

Balance at September 30, 2007	$3,000	$98,237	$7,523	$(30,658)	$819,216	$897,318

Comprehensive income totaled $26.7 million in the third quarter of 2007 and $150.6 million in the third quarter of 2006.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
Operating activities
Net income	$74,456	$66,142
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	292,294	197,723
Change in fair value of embedded derivatives	6,427	25,946
Charges for mortality and administration	(76,910)	(72,634)
Deferral of unearned revenues	1,060	798
Amortization of unearned revenue reserve	(1,724)	(1,462)
Provision for depreciation and amortization of property and equipment	10,222	10,639
Provision for accretion and amortization of investments	(8,013)	(4,355)
Realized/unrealized gains on investments	(6,544)	(11,570)
Change in fair value of derivatives	(32,615)	(19,091)
Increase in traditional life and accident and health benefit accruals	28,415	29,660
Policy acquisition costs deferred	(124,991)	(140,021)
Amortization of deferred policy acquisition costs	61,037	49,523
Amortization of deferred sales inducements	15,682	13,357
Amortization of value of insurance in force	3,008	2,090
Net sale of fixed maturities – trading	15,000	—
Change in accrued investment income	(17,301)	(22,463)
Change in amounts receivable from/payable to affiliates	5,840	(906)
Change in reinsurance recoverable	8,048	(21,116)
Change in current income taxes	(2,092)	(384)
Provision for deferred income taxes	2,004	11,249
Other	27,769	(52,406)

Net cash provided by operating activities	281,072	60,719

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	414,328	308,212
Equity securities – available for sale	17,864	32,725
Mortgage loans on real estate	45,223	59,706
Derivative instruments	94,536	49,682
Investment real estate	9,741	522
Policy loans	30,084	27,901
Short-term investments – net	—	153,274

	611,776	632,022

Acquisition of investments:
Fixed maturities – available for sale	(1,274,429)	(1,573,429)
Equity securities – available for sale	(143)	(256)
Mortgage loans on real estate	(229,011)	(137,397)
Derivative instruments	(71,624)	(52,497)
Investment real estate	(536)	—
Policy loans	(29,785)	(30,943)
Short-term investments – net	(19,670)	—

	(1,625,198)	(1,794,522)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$58	$640
Investments in and advances to equity investees	(850)	(1,200)
Purchases of property and equipment	(14,904)	(14,585)
Disposal of property and equipment	2,904	3,440

Net cash used in investing activities	(1,026,214)	(1,174,205)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,397,704	1,666,761
Return of policyholder account balances on interest sensitive and index products	(688,691)	(552,341)
Proceeds from long-term debt	98,460	—
Distributions related to minority interests – net	2	(153)
Excess tax deductions on stock-based compensation	1,254	1,340
Issuance of common stock	5,022	10,342
Dividends paid	(10,784)	(10,270)

Net cash provided by financing activities	802,967	1,115,679

Increase in cash and cash equivalents	57,825	2,193
Cash and cash equivalents at beginning of period	112,292	5,120

Cash and cash equivalents at end of period	$170,117	$7,313

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,159	$7,684
Income taxes	36,680	19,428
Non-cash operating activity:
Deferral of sales inducements	64,151	65,763
See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2006 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
Effective April 1, 2007, we adopted Statement of Financial Accounting Standards (Statement) 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship are recorded in earnings. Gains or losses previously included in accumulated other comprehensive income (loss) remain in accumulated other comprehensive income (loss) and are amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. As a result of adopting DIG G26, we undesignated the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. Net unrealized gains on these swaps included in accumulated other comprehensive income (loss) totaled $2.8 million at March 31, 2007 and are being amortized into income over the life of the individual swaps. Derivative income includes the change in fair value of these derivatives after March 31, 2007, which totaled $(4.4) million for the third quarter of 2007 and $(2.8) million for the nine-month period. Amortization of the net unrealized gain totaled $0.7 million for the third quarter of 2007 and $1.5 million for the nine-month period. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate.
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

FBL Financial Group, Inc.	September 30, 2007
expense in our 2007 consolidated income statement. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The impact of adopting SOP 05-1 was not material to our consolidated financial statements for the nine months ended September 30, 2007 (estimated to be less than $0.1 million) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
In April 2007, the FASB issued Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. We intend to adopt FSP FIN 39-1 beginning in 2008. This FSP will have no impact on our consolidated statements of income. At September 30, 2007, the cash collateral payable to counterparties totaled $92.9 million and the cash collateral receivable from counterparties totaled $2.3 million. These amounts are included in the other liabilities and other assets lines on our consolidated balance sheet at September 30, 2007, but will be netted against the fair value of the call options and swaps included in the derivative instruments line on our consolidated balance sheet upon adoption of FSP FIN 39-1.
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
Reclassifications
Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation.

FBL Financial Group, Inc.	September 30, 2007
2. Credit Arrangements
On March 12, 2007, we issued $100.0 million of 5.875% Senior Notes (Senior Notes) due March 15, 2017. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 each year. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses and original issue discount.
The Senior Notes offering would have caused us to violate the covenants of our revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. Therefore, on March 12, 2007, the line of credit agreement was amended to allow for the Senior Notes offering without violating the financial covenants of that agreement.
3. Defined Benefit Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated income statements for the third quarter totaled $1.5 million for 2007 and $1.6 million for 2006, and for the nine months ended September 30 totaled $4.4 million for 2007 and $4.8 million for 2006. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$2,341	$2,396	$7,023	$7,188
Interest cost	3,476	3,428	10,427	10,284
Expected return on assets	(3,087)	(2,746)	(9,261)	(8,238)
Amortization of prior service cost	194	201	581	603
Amortization of actuarial loss	1,120	1,398	3,359	4,194

Net periodic pension cost – all employers	$4,044	$4,677	$12,129	$14,031

4. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 2007, management is not aware of any claims for which a material loss is reasonably possible.
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

FBL Financial Group, Inc.	September 30, 2007
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
In the second quarter of 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover those damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed and we continue to believe both claims are valid. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, any recoveries will be recorded in net income in the period the recovery is received.
5. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income	$16,499	$20,706	$74,456	$66,142
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Numerator for earnings per common share – income available to common stockholders	$16,462	$20,669	$74,344	$66,030

Denominator:
Weighted average shares	29,669,542	29,385,046	29,620,962	29,303,253
Deferred common stock units relating to deferred compensation plans	61,987	48,530	59,622	45,220

Denominator for earnings per common share – weighted-average shares	29,731,529	29,433,576	29,680,584	29,348,473
Effect of dilutive securities – stock-based compensation	550,763	452,974	601,190	487,887

Denominator for diluted earnings per common share – adjusted weighted-average shares	30,282,292	29,886,550	30,281,774	29,836,360

Earnings per common share	$0.55	$0.70	$2.50	$2.25

Earnings per common share – assuming dilution	$0.54	$0.69	$2.46	$2.21

FBL Financial Group, Inc.	September 30, 2007
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
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the cumulative effect of changes in accounting principles, discontinued operations and the lawsuit settlement in 2006 are nonrecurring items. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments and interest rate swaps backing our annuity liabilities, the derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring items enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.

FBL Financial Group, Inc.	September 30, 2007
Financial information concerning our operating segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$36,996	$37,510	$112,385	$109,563
Traditional Annuity – Independent Distribution	110,671	60,300	276,220	163,050
Traditional and Universal Life Insurance	82,373	79,970	251,468	243,368
Variable	15,327	14,725	47,450	43,919
Corporate and Other	10,299	7,459	27,789	22,397

	255,666	199,964	715,312	582,297
Realized/unrealized gains (losses) on investments (A)	3,932	(258)	6,544	11,569
Change in net unrealized gains/losses on derivatives (A)	(21,930)	32,733	5,887	29,836

Consolidated revenues	$237,668	$232,439	$727,743	$623,702

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$6,665	$10,331	$24,240	$26,961
Traditional Annuity – Independent Distribution	10,779	8,453	30,413	21,396
Traditional and Universal Life Insurance	15,114	16,790	42,725	43,413
Variable	4,381	(995)	10,412	2,275
Corporate and Other	(51)	(1,109)	(1,660)	(3,420)

	36,888	33,470	106,130	90,625
Income taxes on operating income	(12,462)	(10,848)	(35,406)	(30,106)
Realized/unrealized gains (losses) on investments, net (A)	2,392	(52)	4,710	7,729
Change in net unrealized gains/losses on derivatives (A)	(10,319)	(1,864)	(695)	1,066
Cumulative effect of change in accounting principle	—	—	(283)	—
Lawsuit settlement (A)	—	—	—	(3,172)

Consolidated net income	$16,499	$20,706	$74,456	$66,142

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2007 and December 31, 2006 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Variable ($1.2 million).

FBL Financial Group, Inc.	September 30, 2007
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
Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Revenues	$237,668	$232,439	$727,743	$623,702
Benefits and expenses	213,805	201,943	617,135	525,047

	23,863	30,496	110,608	98,655
Income taxes	(7,904)	(9,807)	(37,251)	(32,872)
Minority interest and equity income	540	17	1,099	359

Net income	16,499	20,706	74,456	66,142
Less dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$16,462	$20,669	$74,344	$66,030

Earnings per common share	$0.55	$0.70	$2.50	$2.25

Earnings per common share – assuming dilution	$0.54	$0.69	$2.46	$2.21

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$27,848	$28,106	$99,927	$107,418
Traditional Annuity – Independent Distribution	489,120	635,048	1,064,532	1,353,964
Traditional and Universal Life Insurance	45,015	41,928	138,942	131,501
Variable Annuity and Variable Universal Life (1)	41,109	32,818	133,599	117,835
Reinsurance assumed and other	3,598	3,826	11,641	12,967

Total	$606,690	$741,726	$1,448,641	$1,723,685

Direct life insurance in force, end of quarter (in millions)			$40,307	$37,817
Life insurance lapse rates			6.0%	6.7%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution			5.6%	5.4%
Independent Distribution			5.2%	5.0%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

FBL Financial Group, Inc.	September 30, 2007
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
Net income applicable to common stock decreased 20.4% in the third quarter of 2007 to $16.5 million due primarily to the impact of changes in unrealized gains and losses on derivatives and a reserve adjustment for an embedded derivative in 2006. These items for the quarter were partially offset by the impact of an increase in the volume of business in force, an increase in realized gains on investments and a decrease in death benefits. Net income applicable to common stock increased 12.6% in the nine months ended September 30, 2007 to $74.3 million due primarily to the impact of an increase in the volume of business in force and a $4.9 million lawsuit settlement recorded in 2006. These items for the nine-month period were partially offset by a decrease in realized gains on investments and the embedded derivative reserve adjustment in 2006. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding.
During the third quarter of 2006, we reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million. This adjustment, which is the correction of an overstatement that started in 2001, increased third quarter 2006 net income $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. The impact to the financial statement line items affected by this overstatement is not material. This adjustment does not impact our segment results as the segment results are based on operating income which, as explained in the section entitled “Segment Information,” excludes the impact of changes in the valuation of derivatives. This adjustment is also not material to any prior period financial statements.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Nine months ended September 30,
	2007	2006
Weighted average yield on cash and invested assets	6.01%	6.01%
Weighted average interest crediting rate/index cost	3.64	3.51

Spread	2.37%	2.50%

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
Premiums and product charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$29,129	$26,935	$84,045	$78,744
Traditional life insurance premiums	34,751	33,355	108,263	103,516

Total	$63,880	$60,290	$192,308	$182,260

FBL Financial Group, Inc.	September 30, 2007
Premiums and product charges increased 6.0% in the third quarter of 2007 to $63.9 million and 5.5% in the nine months ended September 30, 2007 to $192.3 million. The increases in interest sensitive and index product charges are principally driven by surrender charges on annuity and universal life products, cost of insurance charges on variable universal life and universal life products and mortality and expense fees on variable products.
Surrender charges totaled $16.3 million in the nine-month period ended September 30, 2007 compared to $13.9 million in the 2006 period. Surrender charges increased primarily due to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to premiums collected as summarized in the “Other data” table above, totaled $8,205.7 million for the nine-month period in 2007 and $6,647.8 million for the 2006 period. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to our annuity business as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages. We started assuming business under a coinsurance agreement with American Equity Investment Life Insurance Company in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this coinsurance and direct business included in the above amounts totaled $14.1 million for the nine months ended September 30, 2007 and $11.8 million for the 2006 period.
Cost of insurance charges totaled $48.8 million in the nine months ended September 30, 2007 and $47.7 million in the 2006 period. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.4 years at September 30, 2007 and 45.0 years at September 30, 2006.
Mortality and expense fees totaled $7.3 million in the nine-month period ended September 30, 2007 and $5.9 million in the 2006 period. Mortality and expense fees increased due to an increase in the separate account balances on which fees are based. The average separate account balance increased to $813.3 million for the nine-month period in 2007 from $680.9 million for the nine-month period in 2006 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $103.0 million for the nine months ended September 30, 2007 and $93.6 million for the 2006 period. Net investment income and net realized and unrealized gains on separate account assets totaled $75.2 million in the nine-month period of 2007 and $39.8 million in the 2006 period.
Traditional premiums increased due to an increase in the volume of business in force, partially offset by an increase in reinsurance ceded. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $19,773.3 million for the nine-month period in 2007 and $18,037.4 million for the nine-month period in 2006. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 14.3% in the third quarter of 2007 to $157.0 million and 18.7% in the nine months ended September 30, 2007 to $461.6 million, primarily due to an increase in average invested assets. Average invested assets in the nine-month period of 2007 increased 18.9% to $10,229.2 million (based on securities at amortized cost) from $8,603.4 million in the 2006 period, principally due to net premium inflows from the Life Companies and proceeds from issuance of Senior Notes in March 2007. The annualized yield earned on average invested assets decreased to 6.06% in the nine months ended September 30, 2007 from 6.07% in the respective 2006 period. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $7.6 million in the nine months ended September 30, 2007 compared to $4.9 million in the respective 2006 period. Net investment income also includes ($1.3) million for the nine-month period in 2007 and less than $0.1 million in 2006, representing the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed

FBL Financial Group, Inc.	September 30, 2007
assumptions as of the end of each respective period. See the “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.
Derivative income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Derivative income:
Components of derivative income from call options:
Gains received at expiration	$55,010	$15,544	$117,043	$44,699
Change in the difference between fair value and remaining option cost at beginning and end of period	(18,092)	32,748	7,007	30,324
Cost of money for call options	(28,156)	(19,401)	(77,602)	(51,436)

	8,762	28,891	46,448	23,587
Other	(2,435)	151	828	(144)

Total	$6,327	$29,042	$47,276	$23,443

The increase in gains received at expiration is attributable to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $4,003.8 million for the nine months ended September 30, 2007 compared to $3,078.2 million for the respective 2006 period. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the change in the S&P 500 Index® (upon which the majority of our options are based). The range of index appreciation for S&P 500 Index options for the periods ended September 30 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Annual point-to-point strategy	5.9%-22.7%	1.1%-12.2%	5.9%-22.7%	1.1%-15.0%
Monthly point-to-point strategy	5.6%-15.9%	0.0%-8.0%	4.4%-15.9%	0.0%-10.1%
Monthly average strategy – one-year options	7.5%-12.9%	1.5%-5.6%	1.2%-12.9%	0.9%-9.1%
Monthly average strategy – two-year options	8.1%-12.9%	—	8.1%-12.9%	—
Daily average strategy	6.8%-11.1%	1.0%-5.1%	2.1%-11.1%	0.7%-8.7%
The change in fair value is also reduced by participation rates and caps, as applicable, on the underlying options. Furthermore, the change in fair value is impacted by options based on other underlying indices and the timing of option settlements. The cost of money for call options increased primarily due to the impact of growth in the volume of index annuities in force. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. In addition, beginning in the second quarter of 2007, other derivative income (loss) includes cash flows and the change in fair value of the interest rate swaps relating to our flexible premium deferred annuity contracts due to the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” See “Accounting Changes” for additional details on this Issue. Derivative income will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$4,343	$264	$9,358	$14,491
Realized losses on sales	(5)	(603)	(45)	(614)
Realized losses due to impairments	(406)	—	(2,842)	(2,340)
Unrealized gains on trading securities	—	83	73	33

Total	$3,932	$(256)	$6,544	$11,570

FBL Financial Group, Inc.	September 30, 2007
The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2007 and December 31, 2006. Gains on sales in the nine-month period include $5.6 million in 2007 and $13.5 million in 2006 related to sales of a portion of our investment in American Equity Investment Life Holding Company (AEL) common stock.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding investment impairments individually exceeding $0.5 million, for the nine months ended September 30, 2007 and 2006, including the circumstances requiring the write downs, are summarized in the following table:

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Nine months ended September 30, 2007:
Major printing and publishing company	$1,624	During the second quarter, the company announced that it would take the company private in a series of transactions tendering outstanding shares. In addition, rating declines and other adverse details regarding the financial status of the company became available. (A)

United States military base housing revenue bond	$812	During the second quarter, the United States closed one military base leading to a restructuring and tender offer for the bonds. (A)

Nine months ended September 30, 2006:
Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faces labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

FBL Financial Group, Inc.	September 30, 2007
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
Interest sensitive and index product benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$60,737	$53,051	$177,139	$149,069
Index credits	53,482	15,848	114,826	46,342
Change in value of embedded derivative	10,195	43,453	6,427	25,946
Amortization of deferred sales inducements	(667)	525	15,533	13,300
Interest sensitive death benefits	8,447	12,471	29,902	32,071

Total	$132,194	$125,348	$343,827	$266,728

Interest sensitive and index product benefits increased 5.5% in the third quarter of 2007 to $132.2 million, and increased 28.9% in the nine months ended September 30, 2007 to $343.8 million. These increases are primarily due to the impact of an increase in the volume of annuity business in force, partially offset by a decrease in the change in value of embedded derivative and interest sensitive death benefits. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to additional premiums collected as summarized in the “Other data” table above, totaled $7,314.6 million for the nine-month period in 2007 and $5,756.5 million for the 2006 period. These account values include values relating to index contracts totaling $4,003.8 million for 2007 and $3,078.2 million for 2006.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.64% for the nine-month period of 2007 and 3.51% for the respective 2006 period.
The change in the amount of index credits is impacted by growth in the volume of index annuities in force and the amount of appreciation/depreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income.” The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income.” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, the change in the value of the embedded derivative was reduced $7.1 million in the third quarter of 2006 as described in the “Net income applicable to common stock” section above.
The decrease in amortization of deferred sales inducements for the third quarter is primarily due to the impact of changes in unrealized gains and losses on derivatives. The increase in amortization of deferred sales inducements for the nine-month period is primarily due to additional capitalization of costs incurred with new sales and profitability in the underlying business. Deferred sales inducements on interest sensitive and index products totaled $293.6 million at

FBL Financial Group, Inc.	September 30, 2007
September 30, 2007 and $204.3 million at September 30, 2006. The change in unrealized gains and losses on derivatives decreased amortization by $6.4 million in the third quarter of 2007 and $3.9 million in the 2006 period. Changes in assumptions (unlocking) used to calculate amortization of deferred sales inducements decreased amortization $1.1 million for the nine-month period of 2007 and $0.1 million for the 2006 period. The impact of unlocking in 2007 is primarily due to decreasing lapse assumptions in the models for our direct index annuity business.
Traditional life insurance benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$21,595	$24,235	$69,676	$69,365
Increase in traditional life future policy benefits	8,840	5,991	28,069	25,296
Distributions to participating policyholders	4,866	5,493	16,114	16,938

Total	$35,301	$35,719	$113,859	$111,599

Traditional life insurance policy benefits decreased 1.2% in the third quarter of 2007 to $35.3 million and increased 2.0% in the nine months ended September 30, 2007 to $113.9 million. The decrease in the third quarter of 2007 is primarily due to a decrease in death benefits, partially offset by the impact of growth in the volume of business in force. The increase in the nine-month period of 2007 is attributable to the impact of growth in the volume of business in force, partially offset by a decrease in death benefits. Death benefits decreased 9.3% to $12.9 million for the quarter and 7.2% to $38.5 million for the nine-month period primarily due to a decrease in the average size of death claims on term life insurance policies. Surrender benefits decreased 11.6% to $7.9 million in the third quarter of 2007, but increased 12.5% to $27.7 million for the nine-month period. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,455	$3,248	$10,507	$10,240
Amortization of deferred policy acquisition costs	12,456	10,353	61,037	49,523
Amortization of value of insurance in force acquired	1,008	996	3,008	2,090
Other underwriting, acquisition and insurance expenses, net of deferrals	19,279	18,152	55,290	59,838

Total	$36,198	$32,749	$129,842	$121,691

Underwriting, acquisition and insurance expenses increased 10.5% for the third quarter of 2007 to $36.2 million and 6.7% for the nine months ended September 30, 2007 to $129.8 million. Amortization of deferred policy acquisition costs increased for the 2007 periods primarily due an increase in the profitability and volume of business in force resulting from new sales from our EquiTrust Life distribution channel. In addition, for the third quarter, the impact of changes in assumptions (unlocking) increased amortization $1.9 million in 2007 and decreased amortization $1.6 million in 2006. The change in unrealized gains and losses on derivatives decreased amortization by $9.8 million in the third quarter of 2007 and $4.0 million in the 2006 period.
Amortization of value of insurance in force acquired increased $0.9 million for the nine months ended September 30, 2007 primarily due to increased profitability on the underlying business. Underwriting, acquisition and insurance expenses increased 6.2% for the third quarter of 2007 due primarily to an increase in salary expense and a

FBL Financial Group, Inc.	September 30, 2007
$0.5 million impairment of a fixed asset. Underwriting, acquisition and insurance expenses decreased 7.6% for the nine-month period primarily due to a $4.9 million lawsuit settlement in the second quarter of 2006. See Note 4 of our notes to the consolidated financial statements for further details regarding this settlement and a related unrecorded gain contingency.
Interest expense increased 50.2% to $4.4 million in the third quarter of 2007 and 39.2% to $12.2 million for the nine months ended September 30, 2007, due to an increase in our long-term debt. The average debt outstanding increased to $289.7 million for the nine months ended September 30, 2007, compared to $218.4 million for the 2006 period due to the issuance of Senior Notes in March 2007.
Income taxes decreased 19.4% in the third quarter of 2007 to $7.9 million and increased 13.3% for the nine months ended September 30, 2007 to $37.3 million. The effective tax rate was 33.1% for the third quarter of 2007 and 32.2% for the 2006 period. The effective tax rate was 33.7% for the nine months ended September 30, 2007 and 33.3% for the nine months ended September 30, 2006. The effective tax rates were lower than the federal statutory rate of 35% primarily due to tax-exempt interest and tax-exempt dividend income. In addition, tax accruals totaling $0.5 million were reversed in the third quarter of 2006 as we determined they were no longer necessary based on events and analysis performed during that period.
Equity income net of related income taxes totaled $0.5 million for the third quarter of 2007 and less than $0.1 million in the 2006 period. For the nine-month periods, equity income net of related income taxes totaled $1.1 million in 2007 and $0.5 million in 2006. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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

FBL Financial Group, Inc.	September 30, 2007
A reconciliation of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follow:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$16,499	$20,706	$74,456	$66,142

Realized/unrealized losses (gains) on investments	(3,932)	256	(6,544)	(11,570)
Change in net unrealized gains/losses on derivatives	32,125	10,719	528	(3,891)
Change in amortization of:
Deferred policy acquisition costs	(9,572)	(4,046)	(191)	1,079
Deferred sales inducements	(6,429)	(3,992)	26	915
Value of insurance in force acquired	3	9	(5)	(64)
Unearned revenue reserve	—	2	10	1
Cumulative effect of change in accounting principle	—	—	283	—
Lawsuit settlement	—	—	—	4,880
Income tax offset	(4,268)	(1,032)	2,161	3,027

	(7,927)	1,916	(3,732)	(5,623)

Income taxes on operating income	12,462	10,848	35,406	30,106

Pre-tax operating income	$36,888	$33,470	$106,130	$90,625

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$6,665	$10,331	$24,240	$26,961
Traditional Annuity – Independent Distribution	10,779	8,453	30,413	21,396
Traditional and Universal Life Insurance	15,114	16,790	42,725	43,413
Variable	4,381	(995)	10,412	2,275
Corporate and Other	(51)	(1,109)	(1,660)	(3,420)

	$36,888	$33,470	$106,130	$90,625

FBL Financial Group, Inc.	September 30, 2007
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$276	$254	$852	$855
Net investment income	35,664	37,328	109,406	108,876
Derivative income (loss)	1,056	(72)	2,127	(168)

	36,996	37,510	112,385	109,563
Benefits and expenses	30,331	27,179	88,145	82,602

Pre-tax operating income	$6,665	$10,331	$24,240	$26,961

Other data
Annuity premiums collected, direct	$27,848	$28,106	$99,927	$107,418
Policy liabilities and accruals, end of period			2,219,365	2,221,000

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.25%	6.26%
Weighted average interest crediting rate/index costs			4.08%	3.99%

Spread			2.17%	2.27%

Individual traditional annuity withdrawal rate			5.6%	5.4%
Pre-tax operating income for the Exclusive Annuity segment decreased 35.5% in the third quarter of 2007 to $6.7 million and 10.1% in the nine months ended September 30, 2007 to $24.2 million primarily due to the impact of changing assumptions (unlocking) used in the amortization of deferred policy acquisition costs. Unlocking increased amortization $1.2 million in the 2007 periods and decreased amortization $1.7 million in the 2006 periods. Investment fee income relating to bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities decreased to $0.5 million in the third quarter of 2007 from $1.5 million in the third quarter of 2006. For the nine month periods, this fee income and change in discount accretion totaled $3.0 million in 2007 and $1.5 million in 2006.
Premiums collected decreased 0.9% in the third quarter of 2007 to $27.8 million and 7.0% in the nine-month period ended September 30, 2007 to $99.9 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2007 is due to a rise in short-term market interest rates during 2007 and 2006, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities.
The decrease in the weighted average yield on cash and invested assets is primarily due to the items impacting net investment income discussed above. In 2006 we increased the crediting rate on our primary flexible premium deferred annuity product ten basis points in response to increased income generated from interest rate swaps we utilize to hedge a portion of our annuity portfolio. Income from these swaps totaled $3.1 million in the nine months ended September 30, 2007 compared to $2.7 million in the comparable 2006 period. Income from these swaps is netted against interest credited through March 31, 2007, but included in derivative income (loss) starting in the second quarter of 2007. See “Accounting Changes” for additional details regarding this change.

FBL Financial Group, Inc.	September 30, 2007
Traditional Annuity – Independent Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$5,133	$4,440	$14,067	$11,797
Net investment income	78,337	59,479	222,901	157,478
Derivative income (loss)	27,201	(3,619)	39,252	(6,225)

	110,671	60,300	276,220	163,050
Benefits and expenses	99,892	51,847	245,807	141,654

Pre-tax operating income	$10,779	$8,453	$30,413	$21,396

Other data
Annuity premiums collected, independent channel Fixed rate annuities	$275,866	$375,415	$407,083	$606,478
Index annuities	213,254	259,633	657,449	747,486
Annuity premiums collected, assumed	663	736	2,729	3,555
Policy liabilities and accruals, end of period			6,380,691	4,894,317

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.81%	5.74%
Weighted average interest crediting rate/index cost			3.44%	3.17%

Spread			2.37%	2.57%

Individual traditional annuity withdrawal rate			5.2%	5.0%
Pre-tax operating income for the Independent Annuity segment increased 27.5% in the third quarter of 2007 to $10.8 million and increased 42.1% to $30.4 million in the nine months ended September 30, 2007. These increases are primarily due to growth in the volume of business in force. Revenues, benefits, expenses and the volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The number of appointed independent agents and distributors increased to 23,515 at September 30, 2007, from 17,402 at September 30, 2006, which includes individual agents totaling 18,902 at September 30, 2007 and 14,319 at September 30, 2006. The average aggregate account value for annuity contracts in force in the Independent Annuity segment for the nine-month period totaled $6,231.7 million for 2007 and $4,189.7 million for 2006.
The increases in interest sensitive and index product charges in the 2007 periods are due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income are attributable to growth in invested assets, primarily due to net premium inflows, and the impact of an increase in our investment yield. The increase in derivative income (loss) is due to increases in proceeds from call option settlements, partially offset by increases in the cost of money for options as discussed under “Derivative income (loss)” above. Call option settlements in 2007 increased $39.5 million for the third quarter and $71.5 million for the nine-month period due to appreciation in the underlying indices and growth in the volume of business in force. The cost of money for call options increased $8.7 million in the third quarter of 2007 and $26.1 million for the nine-month period, primarily due primarily to an increase in the business in force.
Benefits and expenses for the 2007 periods increased due to growth in the volume of business in force. The timing of policy anniversary dates and the amount of appreciation in the underlying indices also contributed to increases in index credits totaling $37.6 million in the third quarter of 2007 and $68.2 million in the nine months ended September 30, 2007. In addition, the impact of unlocking adjustments decreased amortization of deferred policy

FBL Financial Group, Inc.	September 30, 2007
acquisition costs and deferred sales inducements $1.9 million for the nine-months in 2007 and less than $0.1 million for the 2006 period. The impact of unlocking in 2007 is primarily due to decreasing lapse assumptions in the models for our direct index annuity business.
Premiums collected from the independent channel decreased for the 2007 periods primarily due to a more favorable market environment during 2006 for the sale of our multi-year guaranteed annuity product. In addition, during 2007 we took actions to further increase the profitability of our products. The weighted average yield on cash and invested assets increased primarily due to an increase in market investment rates and the acquisition of investments at yields greater than the existing portfolio yield. The weighted average crediting rate increased for the 2007 period due to increasing crediting rates and option costs. The decrease in spread is due primarily to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio.
Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,296	$11,318	$34,723	$33,766
Traditional life insurance premiums and other income	34,751	33,355	108,263	103,516
Net investment income	35,326	35,297	108,482	106,086

	82,373	79,970	251,468	243,368
Benefits and expenses	67,259	63,180	208,743	199,955

Pre-tax operating income	$15,114	$16,790	$42,725	$43,413

Other data
Life premiums collected, net of reinsurance	$47,926	$44,986	$147,732	$140,779
Policy liabilities and accruals, end of period			2,152,642	2,122,280
Direct life insurance in force, end of period (in millions)			32,528	30,200

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.68%	6.65%
Weighted average interest crediting rate			4.37%	4.48%

Spread			2.31%	2.17%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 10.0% in the third quarter of 2007 to $15.1 million and decreased 1.6% in the nine-month period of 2007 to $42.7 million. The decreases for the 2007 periods are primarily due to the impact of changing assumptions used in the amortization of deferred policy acquisition costs. Unlocking increased amortization $1.6 million in the third quarter of 2007 and decreased amortization $1.1 million in the 2006 period. The impact of unlocking was partially offset by a decrease in death benefits. Death benefits decreased 11.4% to $18.7 million for the third quarter of 2007 and 4.0% to $59.6 million for the nine months ended September 30, 2007.
The increase in net investment income for the nine-month period is primarily due to an increase in invested assets, primarily due to net premium inflows, and additional fee income from bond calls, tender offers, mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities which totaled $2.5 million for the nine months ended September 30, 2007, compared to $1.8 million in the 2006 period.
Premiums collected increased 6.5% to $47.9 million for the third quarter and 4.9% to $147.7 million for the nine months ended September 30, 2007 primarily due to increases in new sales.

FBL Financial Group, Inc.	September 30, 2007
The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above. The decrease in weighted average interest crediting rate is primarily due to a decrease in credited rates on assumed business.
Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$11,424	$10,925	$34,413	$32,327
Net investment income	3,330	3,507	10,306	10,751
Other income	573	293	2,731	841

	15,327	14,725	47,450	43,919
Benefits and expenses	10,946	15,720	37,038	41,644

Pre-tax operating income	$4,381	$(995)	$10,412	$2,275

Other data
Variable premiums collected, net of reinsurance	$41,109	$32,818	$133,599	$117,835
Policy liabilities and accruals, end of period			228,520	237,578
Separate account assets, end of period			865,557	715,376
Direct life insurance in force, end of period (in millions)			7,779	7,617
Pre-tax operating income (loss) for the Variable segment totaled $4.4 million in the third quarter of 2007 and ($1.0) million for the 2006 period. For the nine months ended September 30, pre-tax operating income totaled $10.4 million for 2007 and $2.3 million for 2006. These increases are primarily due to an increase in the volume of business in force, lower death benefits and a decrease in amortization of deferred policy acquisition costs. Interest sensitive product charges increased due to mortality and expense fee income and cost of insurance charges. For the nine-month period of 2007, mortality and expense fee income increased 23.6% to $7.3 million due to an increase in separate account assets. Cost of insurance charges increased 5.4% to $21.0 million for the nine-month period primarily due to the impact of the aging of business in force. In addition, other income for the nine-month period increased $1.0 million due to the recognition of contingent administrative fee income from alliance partners in the first quarter of 2007. This is not expected to be a recurring source of income.
Death benefits decreased 54.5% to $2.3 million in the third quarter of 2007 and 20.7% to $8.0 million for the nine months ended September 30, 2007, primarily due to a decrease in the average size of death claims paid in excess of related account values on variable universal life policies. Amortization of deferred policy acquisition costs decreased $2.3 million for the nine months of 2007 compared to the 2006 period due primarily to the impact of changing assumptions (unlocking) used in the amortization of deferred policy acquisition costs. Unlocking resulted in a $1.2 million decrease to amortization for the nine months of 2007 compared to a $1.8 million increase in 2006.

FBL Financial Group, Inc.	September 30, 2007
Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Net investment income	$4,359	$1,767	$10,465	$5,539
Other income	5,940	5,692	17,324	16,858

	10,299	7,459	27,789	22,397
Interest expense	4,437	2,954	12,236	8,793
Benefits and other expenses	6,743	5,640	18,906	17,644

	(881)	(1,135)	(3,353)	(4,040)
Minority interest	2	1	(3)	(125)
Equity income, before tax	828	25	1,696	745

Pre-tax operating loss	$(51)	$(1,109)	$(1,660)	$(3,420)

Pre-tax operating loss decreased 95.4% to $0.1 million for the third quarter of 2007 and decreased 51.5% to $1.7 million for the nine-month period. Net investment income increased due to an increase in invested assets, primarily from the proceeds of our Senior Notes offering as discussed in the “Net investment income” section above. In addition, the yield earned on average invested assets for the nine-month period increased to 4.22% at September 30, 2007 compared to 3.84% at September 30, 2006. Interest expense increased in the 2007 periods due an increase in our average debt outstanding resulting from the Senior Notes offering. The changes in other income and expense are primarily due to operating results of our non-insurance operations.
Accounting Changes
Effective April 1, 2007, we adopted Statement of Financial Accounting Standards (Statement) 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship are recorded in earnings. Gains or losses previously included in accumulated other comprehensive income (loss) remain in accumulated other comprehensive income (loss) and are amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. As a result of adopting DIG G26, we undesignated the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. Net unrealized gains on these swaps included in accumulated other comprehensive income (loss) totaled $2.8 million at March 31, 2007 and are being amortized into income over the life of the individual swaps. Derivative income includes the change in fair value of these derivatives after March 31, 2007, which totaled $(4.4) million for the third quarter of 2007 and $(2.8) million for the nine-month period. Amortization of the net unrealized gain totaled $0.7 million for the third quarter of 2007 and $1.5 million for the nine-month period. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate.
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

FBL Financial Group, Inc.	September 30, 2007
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
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The impact of adopting SOP 05-1 was not material to our consolidated financial statements for the nine months ended September 30, 2007 (estimated to be less than $0.1 million) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
In April 2007, the FASB issued Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. We intend to adopt FSP FIN 39-1 beginning in 2008. This FSP will have no impact on our consolidated statements of income. At September 30, 2007, the cash collateral payable to counterparties totaled $92.9 million and the cash collateral receivable from counterparties totaled $2.3 million. These amounts are included in the other liabilities and other assets lines on our consolidated balance sheet at September 30, 2007, but will be netted against the fair value of the call options and swaps included in the derivative instruments line on our consolidated balance sheet upon adoption of FSP FIN 39-1.
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

FBL Financial Group, Inc.	September 30, 2007
Financial Condition
Investments
Our total investment portfolio increased 9.9% to $10,755.0 million at September 30, 2007 compared to $9,782.6 million at December 31, 2006. This increase is primarily the result of net cash received from interest sensitive and index products and proceeds from our Senior Notes offering, partially offset by a decrease in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $152.7 million during the nine months of 2007 to a net unrealized loss of $131.4 million at September 30, 2007, due principally to the impact of a general widening of credit spreads, partially offset by a decrease in risk free interest rates.
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
Our investment portfolio is summarized in the table below:

	September 30, 2007		December 31, 2006
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$7,537,173	70.1%	$6,859,169	70.1%
144A private placement	1,303,455	12.1	1,215,215	12.4
Private placement	320,505	3.0	301,412	3.1

Total fixed maturities – available for sale	9,161,133	85.2	8,375,796	85.6
Fixed maturities – trading	—	—	14,927	0.2
Equity securities	29,127	0.3	50,278	0.5
Mortgage loans on real estate	1,163,707	10.8	979,883	10.0
Derivative instruments	153,571	1.4	127,478	1.3
Investment real estate	2,559	—	8,711	0.1
Policy loans	179,600	1.7	179,899	1.8
Other long-term investments	1,300	—	1,300	—
Short-term investments	64,024	0.6	44,354	0.5

Total investments	$10,755,021	100.0%	$9,782,626	100.0%

As of September 30, 2007, 95.9% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2007, the investment in non-investment grade debt was 4.1% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

FBL Financial Group, Inc.	September 30, 2007
The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		September 30, 2007		December 31, 2006
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,808,905	63.4%	$5,352,040	63.9%
2	BBB	2,980,269	32.5	2,668,572	31.9

	Total investment grade	8,789,174	95.9	8,020,612	95.8
3	BB	281,063	3.1	264,071	3.2
4	B	78,466	0.9	78,345	0.9
5	CCC, CC, C	11,705	0.1	11,932	0.1
6	In or near default	725	—	836	—

	Total below investment grade	371,959	4.1	355,184	4.2

	Total fixed maturities – available for sale	$9,161,133	100.0%	$8,375,796	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,892,053	$635,896	$22,451	$1,256,157	$(64,703)
Manufacturing	983,176	394,257	15,845	588,919	(30,851)
Mining	421,368	178,206	6,369	243,162	(10,655)
Retail trade	111,465	61,515	4,173	49,950	(2,316)
Services	152,810	57,755	2,995	95,055	(3,920)
Transportation	178,438	89,218	4,953	89,220	(4,418)
Private utilities and related sectors	471,512	242,823	13,777	228,689	(8,674)
Other	87,531	36,585	801	50,946	(1,940)

Total corporate securities	4,298,353	1,696,255	71,364	2,602,098	(127,477)
Mortgage and asset-backed securities	2,567,217	815,519	12,656	1,751,698	(62,948)
United States Government and agencies	588,740	154,700	4,307	434,040	(8,150)
State, municipal and other governments	1,118,239	441,080	10,736	677,159	(23,348)
Public utilities	588,584	265,799	6,997	322,785	(15,584)

Total	$9,161,133	$3,373,353	$106,060	$5,787,780	$(237,507)

FBL Financial Group, Inc.	September 30, 2007

	December 31, 2006
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,708,538	$920,465	$41,021	$788,073	$(18,774)
Manufacturing	941,985	474,324	21,544	467,661	(21,829)
Mining	403,234	207,522	8,280	195,712	(7,357)
Retail trade	107,442	55,528	3,640	51,914	(1,776)
Services	145,073	85,009	3,163	60,064	(2,770)
Transportation	181,233	131,136	7,399	50,097	(1,173)
Private utilities and related sectors	440,361	275,912	15,611	164,449	(4,911)
Other	82,617	40,818	1,620	41,799	(827)

Total corporate securities	4,010,483	2,190,714	102,278	1,819,769	(59,417)
Mortgage and asset-backed securities	2,344,986	924,029	14,324	1,420,957	(27,601)
United States Government and agencies	603,246	96,013	3,702	507,233	(13,436)
State, municipal and other governments	929,378	428,158	14,855	501,220	(13,950)
Public utilities	487,703	230,629	8,473	257,074	(7,996)

Total	$8,375,796	$3,869,543	$143,632	$4,506,253	$(122,400)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		September 30, 2007
		Carrying Value of
		Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,790,005	65.5%	$(139,875)	58.9%
2	BBB	1,835,575	31.7	(81,468)	34.3

	Total investment grade	5,625,580	97.2	(221,343)	93.2
3	BB	127,238	2.2	(10,267)	4.3
4	B	29,466	0.5	(4,964)	2.1
5	CCC, CC, C	5,496	0.1	(933)	0.4
6	In or near default	—	—	—	—

	Total below investment grade	162,200	2.8	(16,164)	6.8

	Total	$5,787,780	100.0%	$(237,507)	100.0%

FBL Financial Group, Inc.	September 30, 2007

		December 31, 2006
		Carrying Value of
		Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,030,985	67.3%	$(71,362)	58.3%
2	BBB	1,344,332	29.8	(40,978)	33.5

	Total investment grade	4,375,317	97.1	(112,340)	91.8
3	BB	99,430	2.2	(7,335)	6.0
4	B	25,667	0.6	(2,143)	1.7
5	CCC, CC, C	5,839	0.1	(582)	0.5
6	In or near default	—	—	—	—

	Total below investment grade	130,936	2.9	(10,060)	8.2

	Total	$4,506,253	100.0%	$(122,400)	100.0%

     The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	September 30, 2007
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	57	$396,469	$(6,765)	$389,704
Greater than three months to six months	240	1,470,718	(33,735)	1,436,983
Greater than six months to nine months	74	436,138	(18,014)	418,124
Greater than nine months to twelve months	52	270,797	(8,993)	261,804
Greater than twelve months	398	3,451,165	(170,000)	3,281,165

Total		$6,025,287	$(237,507)	$5,787,780

	December 31, 2006
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
		(Dollars in thousands)
Three months or less	105	$564,118	$(5,078)	$559,040
Greater than three months to six months	18	80,862	(528)	80,334
Greater than six months to nine months	13	63,674	(456)	63,218
Greater than nine months to twelve months	179	1,013,254	(17,449)	995,805
Greater than twelve months	304	2,906,745	(98,889)	2,807,856

Total		$4,628,653	$(122,400)	$4,506,253

FBL Financial Group, Inc.	September 30, 2007
The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	September 30, 2007		December 31, 2006
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$5,713	$(7)	$12,512	$(31)
Due after one year through five years	332,327	(6,303)	282,055	(4,868)
Due after five years through ten years	1,539,863	(59,647)	1,123,357	(32,487)
Due after ten years	2,146,406	(108,375)	1,652,648	(57,091)

	4,024,309	(174,332)	3,070,572	(94,477)
Mortgage and asset-backed securities	1,751,698	(62,948)	1,420,957	(27,601)
Redeemable preferred stock	11,773	(227)	14,724	(322)

Total	$5,787,780	$(237,507)	$4,506,253	$(122,400)

Included in the above table are 1,026 securities from 636 issuers at September 30, 2007 and 780 securities from 513 issuers at December 31, 2006. The following summarizes the details describing the more significant unrealized losses by investment category as of September 30, 2007.
Corporate securities: The unrealized losses on corporate securities totaled $127.5 million, or 53.7% of our total unrealized losses. The largest losses were in the financial services sector ($1,256.2 million carrying value and $64.7 million unrealized loss) and in the manufacturing sector ($588.9 million carrying value and $30.9 million unrealized loss). The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($101.5 million carrying value and $8.9 million unrealized loss) and the printing and publishing sector ($48.2 million carrying value and $4.1 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to a rise in market interest rates and spread widening that is the result of weaker operating results. The unrealized losses in the financial services sector and the remaining corporate sectors were caused primarily by a rise in market interest rates. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $62.9 million, or 26.5% of our total unrealized losses, and were caused primarily by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $8.2 million, or 3.4% of our total unrealized losses, and were caused by increases in market interest rates from the original purchase date. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.
State municipal and other governments: The unrealized losses on state, municipal and other governments totaled $23.3 million, or 9.8% of our total unrealized losses, and were caused by increases in market interest rates. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have

FBL Financial Group, Inc.	September 30, 2007
the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.
Public utilities: The unrealized losses on public utilities totaled $15.6 million, or 6.6% of our total unrealized losses, and were caused primarily by an increase in market interest rates. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $5.5 million at September 30, 2007. The $5.5 million unrealized loss is from one security with sub-prime collateral exposure that has been impacted by the loss of market liquidity and spread widening. This security is rated investment grade at September 30, 2007. We believe the decline in market values in this sector is temporary, and we have the ability and intent to hold this security until recovery of fair value. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $6.3 million at September 30, 2007. The $6.3 million unrealized loss from one issuer relates to eight different securities that are backed by different pools of residential mortgage loans. All eight securities are rated investment grade and the largest unrealized loss on any one security totaled $2.0 million at September 30, 2007.
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

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$83,635	$84,824	$71,066	$71,927
Due after one year through five years	812,814	824,031	628,258	634,720
Due after five years through ten years	2,299,563	2,259,304	2,074,127	2,074,513
Due after ten years	3,433,920	3,378,833	3,140,461	3,162,001

	6,629,932	6,546,992	5,913,912	5,943,161
Mortgage and asset-backed securities	2,617,509	2,567,217	2,358,263	2,344,986
Redeemable preferred stocks	45,139	46,924	82,389	87,649

Total	$9,292,580	$9,161,133	$8,354,564	$8,375,796

Mortgage and other asset-backed securities comprised 28.0% at September 30, 2007 and December 31, 2006 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
The repayment pattern on mortgage and other asset-backed securities is more variable than that of more traditional fixed maturity securities because the repayment terms are tied to underlying debt obligations that are subject to prepayments. The prepayment speeds (e.g., the rate of individuals refinancing their home mortgages) can vary based

FBL Financial Group, Inc.	September 30, 2007
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

	September 30, 2007
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,254,354	$1,280,672	$1,233,346	13.5%
Pass-through	174,413	174,418	172,122	1.9
Planned and targeted amortization class	328,447	332,018	323,390	3.5
Other	101,047	102,042	96,139	1.0

Total residential mortgage-backed securities	1,858,261	1,889,150	1,824,997	19.9
Commercial mortgage-backed securities	468,483	468,542	460,903	5.0
Other asset-backed securities	290,765	291,636	281,317	3.1

Total mortgage and asset-backed securities	$2,617,509	$2,649,328	$2,567,217	28.0%

	December 31, 2006
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,179,339	$1,203,495	$1,172,544	14.0%
Pass-through	115,281	114,933	114,337	1.3
Planned and targeted amortization class	304,861	308,391	301,209	3.6
Other	101,904	102,900	99,154	1.2

Total residential mortgage-backed securities	1,701,385	1,729,719	1,687,244	20.1
Commercial mortgage-backed securities	400,946	399,438	402,271	4.8
Other asset-backed securities	255,932	256,453	255,471	3.1

Total mortgage and asset-backed securities	$2,358,263	$2,385,610	$2,344,986	28.0%

FBL Financial Group, Inc.	September 30, 2007
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
The mortgage and asset-backed portfolios include securities with exposure to the Alt-A and sub-prime equity loan sectors. All securities with this exposure are “AAA” rated, senior tranches of fixed rate home equity collateral. These securities are backed by loans to borrowers with credit scores below those of A-grade borrowers. Alt-A securities generally include borrowers with credit scores ranging from 725 to 641, and sub-prime securities include borrowers with credit scores of 640 or less. Our exposure to the Alt-A and sub-prime mortgage and asset-backed sectors is summarized below. We do not participate in the adjustable rate mortgage sector.

	September 30, 2007
			Percent of	Average	Percent
		Estimated	Fixed	Loan-to-Value	Originated
	Amortized Cost	Market Value	Maturities	Ratio *	Prior to 2006
	(Dollars in thousands)
Alt-A exposure:
Mortgage-backed securities	$581,934	$572,086	6.2%	69.4%	85.2%
Asset-backed securities	204,374	196,669	2.1	99.2	19.0

Total Alt-A exposure	$786,308	$768,755	8.3%	77.0%	68.3

Sub-prime asset-backed securities	$30,149	$28,825	0.3%	76.5	100.0

	December 31, 2006
			Percent of	Average	Percent
		Estimated	Fixed	Loan-to-Value	Originated
	Amortized Cost	Market Value	Maturities	Ratio *	Prior to 2006
	(Dollars in thousands)
Alt-A exposure:
Mortgage-backed securities	$544,578	$542,334	6.5%	69.0%	95.0%
Asset-backed securities	183,239	183,580	2.2	99.7	21.2

Total Alt-A exposure	$727,817	$725,914	8.7%	76.7	76.3

Sub-prime asset-backed securities	$30,159	$29,395	0.4%	76.5	100.0

*	Represents average loan-to-value ratio at issue.
Fixed maturity securities held for trading included U.S. Treasury securities totaling $14.9 million at December 31, 2006. These securities, which matured during 2007, had an unrealized loss of $0.1 million at December 31, 2006.
Equity securities totaled $29.1 million at September 30, 2007 and $50.3 million at December 31, 2006. Gross unrealized gains totaled $5.5 million and gross unrealized losses totaled $0.1 million at September 30, 2007. At December 31, 2006, gross unrealized gains totaled $14.9 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $17.8 million at September 30, 2007 and $39.4 million at December 31, 2006.
Mortgage loans totaled $1,163.7 million at September 30, 2007 and $979.9 million at December 31, 2006. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at September 30, 2007. At December 31, 2006, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio.

FBL Financial Group, Inc.	September 30, 2007
Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	September 30, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Retail	$390,615	33.6%	$344,749	35.2%
Office	387,987	33.3	342,164	34.9
Industrial	354,158	30.4	266,902	27.2
Other	30,947	2.7	26,068	2.7

Total	$1,163,707	100.0%	$979,883	100.0%

	September 30, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$261,057	22.4%	$200,309	20.4%
East North Central	231,408	19.9	203,543	20.8
Pacific	226,465	19.5	165,614	16.9
West North Central	150,051	12.9	154,441	15.8
Mountain	117,079	10.1	92,954	9.5
West South Central	71,278	6.1	75,442	7.7
Other	106,369	9.1	87,580	8.9

Total	$1,163,707	100.0%	$979,883	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 9.8 years at September 30, 2007 and 9.6 years at December 31, 2006. Based on calculations utilizing our fixed income analytical system, including our mortgage-backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.3 at September 30, 2007 and 6.1 at December 31, 2006.
Other Assets
Deferred policy acquisition costs increased 14.1% to $944.2 million and deferred sales inducements increased 30.4% to $295.5 million at September 30, 2007 due primarily to capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $52.4 million and deferred sales inducements increased $20.4 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities and interest rate swaps. Assets held in separate accounts increased 13.2% to $865.6 million at September 30, 2007 due primarily to positive investment returns and the transfer of net premiums to the separate accounts.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 10.1% to $11,049.6 million at September 30, 2007 primarily due to increases in the volume of business in force. Long-term debt increased 45.1% to $316.9 million due to the issuance of $100.0 million of Senior Notes as described in Note 2, “Credit Arrangements,” to the consolidated financial statements. Other liabilities increased 64.9% to $287.7 million primarily due to an increase in payables for securities purchases.

FBL Financial Group, Inc.	September 30, 2007
Stockholders’ Equity
Stockholders’ equity increased 1.9%, to $897.3 million at September 30, 2007, compared to $880.7 million at December 31, 2006. This increase is primarily attributable to net income partially offset by the change in net unrealized investment gains/losses and dividends paid.
At September 30, 2007, common stockholders’ equity was $894.3 million, or $29.82 per share, compared to $877.7 million or $29.59 per share at December 31, 2006. Included in stockholders’ equity per common share is ($1.03) at September 30, 2007 and $0.95 at December 31, 2006 attributable to accumulated other comprehensive income (loss).
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
On March 12, 2007, we issued $100.0 million of 5.875% Senior Notes (Senior Notes) due March 15, 2017. Interest on the Senior Notes is payable semi-annually on March 15 and September 15 each year. The Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the Senior Notes after underwriting fees, offering expenses and an original issue discount. We intend to use the net proceeds to fund the continued growth of EquiTrust Life.
We paid cash dividends on our common and preferred stock during the nine-month period totaling $10.7 million in 2007 and $10.3 million in 2006. Interest payments on our debt totaled $11.0 million for the nine months ended September 30, 2007 and $7.7 million for the 2006 period. It is anticipated quarterly cash dividend requirements for the remainder of 2007 will be $0.12 per common and $0.0075 per Series B redeemable preferred share or approximately $3.6 million. In addition, interest payments on our debt are estimated to be $4.1 million for the remainder of 2007.
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
FBL Financial Group, Inc. expects to rely on available cash resources to make dividend payments to its stockholders and interest payments on its debt for the remainder of 2007. During the nine-month period in 2007, Farm Bureau Life obtained regulatory approval and paid dividends totaling $7.5 million. It is anticipated that Farm Bureau Life will pay dividends totaling $2.5 million in the fourth quarter of 2007.

FBL Financial Group, Inc.	September 30, 2007
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of September 30, 2007, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $106.5 million at September 30, 2007.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to help fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the third quarter of 2007, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $972.6 million in the nine months ended September 30, 2007 and $1,208.6 million in the 2006 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2007, included $64.0 million of short-term investments, $170.1 million of cash and $1,176.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
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

FBL Financial Group, Inc.	September 30, 2007
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended September 30, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2007.

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares (or	Approximate
			Units)	Dollar Value)
			Purchased as	of Shares (or
			Part of	Units) that
	(a) Total	(b) Average	Publicly	May Yet Be
	Number of	Price Paid	Announced	Purchased
	Shares (or Units)	per Share (or	Plans or	Under the
Period	Purchased (1)	Unit) (1)	Programs	Plans or Programs
July 1, 2007 through July 31, 2007	—	$—	Not applicable	Not applicable
August 1, 2007 through August 31, 2007	—	—	Not applicable	Not applicable
September 1, 2007 through September 30, 2007	601	40.36	Not applicable	Not applicable

Total	601	$40.36

(1)	Our Amended and Restated 1996 and 2006 Class A Common Stock Compensation Plans (the Plans) provides for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plans, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.

FBL Financial Group, Inc.	September 30, 2007
ITEM 6. EXHIBITS
(a) Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)
3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)
3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)
3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)
3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)
3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)
3(ii)(a)	Second Restated Bylaws, adopted May 14, 2004 (G)
3(ii)(b)	Amendment to Article VI of Second Restated Bylaws, adopted May 16, 2007 (Q)
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)
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

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)
4.7	Form of 5.85% Senior Note Due 2014 (F)
4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (P)
4.11	Form of 5.875% Senior Note Due 2017 (P)
10.1	Form of 2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (M) *
10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (M) *
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations (J)
10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (K) *
10.6	2006 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (L) *
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

FBL Financial Group, Inc.	September 30, 2007

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)
10.10	Management Performance Plan (2007) sponsored by FBL Financial Group, Inc. (O)*
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)
10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)
10.18
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost, and January 1, 2007 between the Company and James P. Brannen (D) *

10.19
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of Douglas W. Gumm, Donald J. Seibel and Lou Ann Sandburg, dated as of November 24, 2004 between the Company and David T. Sebastian, and dated as of August 16, 2007 between the Company and Richard J. Kypta (D) *

10.21
Form of Restricted Stock Agreement, dated as of January 17, 2005 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg and David T. Sebastian (J) *

10.22
Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg and David T. Sebastian (L) *

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

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors
Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332

(B)	Form 8-K filed on June 6, 1997, File No. 001-11917

(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E)	Form 10-K for the period ended December 31, 2003, File No. 001-11917

(F)	Form S-4 filed on May 5, 2004, File No. 333-115197

(G)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

(H)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

FBL Financial Group, Inc.	September 30, 2007
(I)	Form 10-K for the period ended December 31, 2004, File No. 001-11917

(J)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917

(K)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

(L)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

(M)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917

(N)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917

(O)	Form 10-K for the period ended December 31, 2006, File No. 001-11917

(P)	Form S-4 filed on April 6, 2007, File No. 333-141949

(Q)	Form 8-K filed on May 16, 2007, File No. 001-11917

FBL Financial Group, Inc.	September 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2007

FBL FINANCIAL GROUP, INC.
	By	/s/ James W. Noyce
James W. Noyce
Chief Executive Officer (Principal Executive Officer)

	By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)