Form 10-K
period 2007-12-31
FBL FINANCIAL GROUP INC
filed 2008-02-25
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
As of June 30, 2007, the aggregate market value of the registrant’s Class A and B Common Stock held by non-affiliates of the registrant was $517,795,093 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at February 19, 2008

Class A Common Stock, without par value	28,961,071
Class B Common Stock, without par value	1,192,990
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 14, 2008	Part III

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	3
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Consolidated Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Consolidated Financial Statements and Supplementary Data
	Management’s Report on Internal Control Over Financial Reporting	70
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	70
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	71
	Consolidated Balance Sheets	72
	Consolidated Statements of Income	74
	Consolidated Statements of Changes in Stockholders’ Equity	75
	Consolidated Statements of Cash Flows	76
	Notes to Consolidated Financial Statements	78
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	117
Item 9A.	Controls and Procedures	117
Item 9B.	Other Information	117

PART III	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2007.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	117

SIGNATURES		120

	Report of Independent Registered Public Accounting Firm on Schedules	121
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	122
	Schedule II – Condensed Financial Information of Registrant	123
	Schedule III – Supplementary Insurance Information	127
	Schedule IV – Reinsurance	129
2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors
Management Performance Plan (2008)
Summary of Named Executive Officer Compensation
Form of Restricted Stock Agreement
Statement Regarding Computation of Ratios of Earnings to Fixed Charges
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Section 302 Certification
Section 302 Certification
Section 906 Certification

Cautionary Statement Regarding Forward Looking Information
This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:
•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Attracting and retaining employees who are key to our business is critical to our growth and success.

•	Changing interest rates and market volatility, and general economic conditions, affect the risks and the returns on both our products and our investment portfolio.

•	Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.

•	As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk based capital computations.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

•	Our ability to grow depends upon the continued availability of capital, which may not be available when we need it, or may only be available on unfavorable terms.

•	Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.

•	Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our net income.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	We face competition from companies having greater financial resources, more advanced technology systems, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

•	Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	We assumed a significant amount of closed block business through coinsurance agreements and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We experience volatility in net income due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
See Part 1A, Risk Factors, for additional information.

PART I
ITEM 1. BUSINESS
General
FBL Financial Group, Inc. (we or the Company) sells individual life and annuity products principally under the consumer brand names Farm Bureau Financial Services and EquiTrust Financial Services. These brand identities are represented by the distribution channels of our subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life). As of December 31, 2007, our Farm Bureau Life distribution channel consisted of 1,967 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. As of December 31, 2007, our EquiTrust Life independent distribution channel consisted of 19,781 independent agents. These agents sell our products in all states and the District of Columbia, except New York. In addition to our Farm Bureau Life and EquiTrust Life distribution channels, we have two closed blocks of coinsurance business and our variable products are marketed by four variable alliance partner companies.
FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Farm Bureau Life commenced operations in 1945 and EquiTrust Life commenced operations in 1998. Several of our subsidiaries support various functional areas of the Company and affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Mutual Insurance Company and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.
Investor related information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, may be found on our Internet website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and Senior Financial officers, committee charters, corporate governance guidelines, director profiles and more. Product related information may be found on our consumer websites, www.fbfs.com and www.equitrust.com.
Business Strategy
Our growth strategies are focused on our two life insurance subsidiaries, Farm Bureau Life and EquiTrust Life.
Farm Bureau Life Insurance Company
Our Farm Bureau Life distribution system consists of 1,967 exclusive agents in 15 Midwestern and Western states. These agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.
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
Because of their multi-line nature, our Farm Bureau Life agents also focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico,

South Dakota and Utah), 17% of our policyholders own both a Farm Bureau property-casualty and a life product. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 10.9% according to the most recent research by Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 67% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 20% have a life insurance product with us.
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
Due to increased demand for ethanol and other renewable fuels, there is growing wealth in agriculture as a result of strong commodity prices and increased farmland values. To meet the needs of our customer base, we actively work with the state Farm Bureau organizations to build awareness and provide education on important financial issues faced by Farm Bureau members. In particular, our business succession programs have been well received and well attended by Farm Bureau members across our 15 states. These programs and specialists have been instrumental in developing life and annuity sales from our multi-line agents.
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
Our EquiTrust Life independent channel, which began in late 2003, has been fast growing and successful, reflecting its focus on growing its agent count, offering a portfolio of clean and simple fixed annuity products and providing a high level of service. As of December 31, 2007, the EquiTrust Life independent channel had 25,087 appointed independent agents and distributors, which includes individual agents totaling 19,781. This is an increase from 15,326 individual agents at December 31, 2006 and 8,482 individual agents at December 31, 2005. These independent agents are affiliated with independent marketing organizations, broker/dealers and banks. The EquiTrust Life independent market was developed to serve a growing market of baby boomers and seniors who are approaching or are in retirement. We currently offer a variety of traditional fixed rate and index annuities. Our multi-year guarantee annuity product allows our customers to lock in competitive rates for the duration of their choice and our index annuities respond to consumers’ desire for products which allow interest credits that reflect movement in broad market indices while limiting the downside risk with certain principal guarantees.
Through our variable product alliances we provide our partner companies with competitive variable products, brand-labeled for them if they choose. With this strategy, we obtain access to additional distribution systems and our alliance partners benefit because they are able to provide their sales force with variable products. We currently have four variable alliance partners, three with other Farm Bureau affiliated insurance companies doing business outside of our 15-state territory, which have 2,170 registered representatives as of December 31, 2007.
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
Our target market for Farm Bureau branded products is Farm Bureau members and “Middle America” in our 15-state territory. We traditionally have been very strong in rural and small town markets and, over the last few years, have focused growth of our agency force in some of the medium-sized cities and suburbs within our 15 states where we believe there are significant life and annuity opportunities. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.
Affiliation with Farm Bureau
Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau), the nation’s largest grass roots farm and ranch organization with more than 6.2 million member families. In order to market insurance products in a given state using the “Farm Bureau” and “FB” designations, related trademarks and service marks, a company must have an agreement with the state’s Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau federations. For each of the states in our Farm Bureau marketing territory, we have the exclusive right to use the “Farm Bureau” name and “FB” logo for marketing life insurance and investment products.
All of the state Farm Bureau federations in our 15-state Farm Bureau Life marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to improve the financial well being and quality of life of farmers and ranchers through education and representation with respect to public policy issues. There are currently Farm Bureau federations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs generally include policy development, government relations activities, leadership development and training, communications, market education classes, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, entertainment and automobile rebates. In addition, members have access to theft and arson rewards, accidental death insurance, banking services, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial services.
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
We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the “Farm Bureau” and “FB” designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalty agreements vary in term and have expiration dates ranging from December 31, 2011 to December 31, 2032, depending on the state. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2007, royalty expense totaled approximately $1.7 million.
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
Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships in our Farm Bureau marketing territory generally cost $35 to $220 and are available to individuals, families, partnerships or corporations.
We have marketing agreements with all of the Farm Bureau-affiliated property-casualty companies in our Farm Bureau Life marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The marketing agreements have expiration dates through December 31, 2015, and upon expiration these agreements are renewed annually. For 2007, we incurred fees totaling $7.6 million for the services provided under these agreements.
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

Farm Bureau Life Agency Force
Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our 15-state marketing territory by an exclusive Farm Bureau agency force. We have a written contract with each member of our agency force. The contracts do the following:
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
Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers and cross selling of additional insurance products.
Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are led by agency managers employed by the property-casualty companies which are under our direction. There are 1,188 agents and managers in our multi-line states, all of whom market a full range of our life insurance and annuity products. These agents and managers also market products for the property-casualty companies that we manage.
In our life only states, our life insurance and annuity products are marketed by agents of the property-casualty company affiliated with the Farm Bureau federation of that state. These agents and managers, of which there are 779, market our life and annuity products on an exclusive basis and market the property-casualty products of that state’s affiliated property-casualty companies. Agents as well as agency managers are independent contractors or employees of the affiliated property-casualty companies.
In addition, all Farm Bureau Life agents market mutual funds sponsored by us, as well as other mutual funds, which we allow them to sell.
As of December 31, 2007, 98% of the agents in our multi-line states were licensed with the Financial Industry Regulatory Authority (FINRA) to sell our variable life and annuity products and sponsored mutual funds. We emphasize and encourage the training of agents for FINRA licensing throughout our Farm Bureau Life territory.
We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states. We are working to transform our agents to act more as small business owners with an entrepreneurial mindset. Many of our agents are hiring sales associates, which has allowed them to be more productive selling our products.
We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the premium level of new life business written in the prior 12 months and the persistency of the business written by the agent. Persistency is a common measure of the quality of life insurance business and is included in calculating the bonus to either increase or decrease (or even eliminate) the agent’s production bonus, because we are willing to pay added incentives for higher volumes of business only as long as the business is profitable. Production bonuses allow agents to increase their compensation significantly. In 2007, approximately 32% of agent compensation in our multi-line states was derived from the sale of life and annuity products.
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
We have a variety of incentives and recognitions to focus agents on production of quality life insurance business. Some recognitions are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 12% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training and financing programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2007 in our 15 states was approximately 43%. Retention of our agents is enhanced because of their ability to sell life and property-casualty insurance products, as well as mutual funds.
EquiTrust Life Market Area
EquiTrust Life is national in scope and is currently licensed to sell products in the District of Columbia and all states except New York. Our typical customer is an individual purchaser of annuities who buys through independent agents and representatives. This includes the aging baby boomer population and seniors who are in or approaching retirement.
EquiTrust Life Independent Channel
An important part of our success at EquiTrust Life has been our ability to grow our agent count. Working through independent marketing organizations, broker/dealers and banks, we have grown this distribution channel by 29% in 2007 to 19,781 individual independent agents. We believe there is still significant distribution available to sustain growth for our company.
Our target market consists of independent marketing organizations (IMOs) that recruit and motivate agents and add value to these agents through service, training and sales support. These organizations are not exclusive to EquiTrust Life and may operate in any state where they are licensed. Most are organized for the principal purpose of insurance product sales. Some IMOs are organized for other purposes, such as a bank or broker/dealer. Recruiting expenses are primarily borne by the IMO and their compensation from EquiTrust Life consists of commissions paid on net premiums received from sales by their agents.
We believe IMOs are attracted to EquiTrust Life because we are selective about the IMOs contracted with us and we do not hire carrier-owned organizations. We also believe IMOs and agents are attracted to EquiTrust Life because of our product portfolio, our commitment to maintaining high ethical standards and the high level of support we offer. We keep our product design simple and straightforward, and in the case of index annuities have only one moving part – the participation rate or index cap. We are committed to being fair, honest and open in the way we advertise, sell and service our products, as indicated by being an Insurance Marketplace Standards Association (IMSA) qualified company. We believe in helping consumers understand what an annuity is and how it can be used to support an individual’s retirement or accumulation needs.
Agents appointed by us are compensated by their assigned IMO or paid directly by EquiTrust Life pursuant to an agent contract. The typical agent is an independent contractor with substantial experience selling the types of products offered by EquiTrust Life.
We require all agents to be contracted with an IMO which is responsible for any uncollectible commission-related debts. Credit, criminal and state license background checks are performed on all applicants and evidence of current errors and omissions insurance coverage is required.
In addition to sales support offered by the IMO, an agent can receive direct assistance from EquiTrust Life through either a toll-free telephone call or through our website www.equitrust.com. We have a staff of specialists trained in the marketing of our products available to answer agents’ product questions, help with policy administrative issues and share best sales practices.

Alliance Partners — Distribution
Our variable alliance partners have 2,170 registered representatives who are licensed to sell variable products under our agreements with them. Our partners continue working with their sales forces, which are comprised of exclusive agents, to license them to become registered representatives. The percentage of our partners’ agents licensed to sell variable products has grown to 55% at December 31, 2007. These alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products. These agents also have access to our Just-In-Time sales support center.
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

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Traditional Annuity – Exclusive Distribution:
First year – individual	$73,266	$79,546	$95,980
Renewal – individual	44,543	55,106	73,583
Group	9,040	5,627	7,845

Total Traditional Annuity – Exclusive Distribution	$126,849	$140,279	$177,408

The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decrease in annuity premiums in 2007 and 2006 is due to a rise in short-term market interest rates, making certificates of deposit and other short-term investments more attractive in relation to these traditional annuities. In addition, we believe the decrease in traditional annuity premiums collected in 2007 is correlated to our increase in variable annuity premiums collected. Average crediting rates on our individual deferred annuity contracts were 4.33% in 2007, 4.27% in 2006 and 4.24% in 2005, while the average three-month U.S. Treasury rate was 4.39% in 2007, 4.66% in 2006 and 3.07% in 2005. Premiums collected in our Farm Bureau market territory in 2007 are concentrated in the following states: Iowa (35%), Kansas (24%) and Oklahoma (7%).

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
Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities were 5.2% for 2007, 5.1% for 2006 and 3.1% for 2005. We believe the competitive environment, due to changes in market interest rates discussed above, resulted in increased surrenders, therefore increasing withdrawal rates in 2007 and 2006.
Interest Crediting Policy
We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We examine earnings on assets by portfolio. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.50% to 5.50%, with a weighted average guaranteed crediting rate of 3.21% at December 31, 2007 and 3.22% at December 31, 2006. This range excludes certain contracts with an account value totaling $2.5 million with guarantees ranging up to 9.70%. The following table sets forth account values of individual deferred fixed rate annuities for the Exclusive Annuity segment broken out by the excess of current interest crediting rates over guaranteed rates:

	Account Value at December 31,
	2007	2006
	(Dollars in thousands)
At guaranteed rate	$96,885	$103,274
Between guaranteed rate and 50 basis points	225,882	243,921
Between 50 basis points and 100 basis points	22,817	22,789
Greater than 100 basis points	1,082,060	1,052,933

Total	$1,427,644	$1,422,917

In Force
The following table sets forth in force information for our Exclusive Annuity segment:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)
Number of direct contracts	51,311	53,321	54,222
Interest sensitive reserves	$1,810,452	$1,816,811	$1,818,345
Other insurance reserves	407,199	412,801	394,674
Traditional Annuity – Independent Distribution Segment
The Independent Annuity segment consists of fixed rate annuities, supplementary contracts (some of which involve life contingencies) and index annuities sold by our independent agents or assumed through our coinsurance agreements. The following table sets forth our annuity premiums collected for the years indicated:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Direct:
Fixed rate annuities	$690,646	$807,103	$100,298
Index annuities	878,482	1,001,379	802,007

Total direct	1,569,128	1,808,482	902,305
Reinsurance assumed	3,187	4,725	6,149

Total Traditional Annuity - Independent Distribution, net of reinsurance	$1,572,315	$1,813,207	$908,454

Direct traditional annuity premiums collected decreased in 2007 primarily due to a more favorable market environment during 2006 for the sale of our multi-year guaranteed annuity product combined with a competitive environment for index annuity sales in 2007. Our direct annuity sales in 2007 are widely disbursed throughout the United States with the largest concentration in the states of Pennsylvania (10%), Florida (9%) and Texas (7%). In 2007, 94 IMOs produced at least $3.0 million of premiums collected with the largest providing approximately $146.3 million. The five largest IMOs combined for a total of $410.1 million of premium from agents appointed directly with them. No one IMO, bank or broker/dealer accounted for more than 10% of our direct premiums collected in 2007.
Our EquiTrust Life independent channel currently offers a variety of fixed rate and index annuities. These products are available to individuals who are seeking to accumulate tax-deferred savings for retirement or other purposes. In 2007, 45% of premiums were placed in annuities that were part of some tax-qualified benefit plan (primarily IRA) and 55% in non-qualified plans. Most of the annuity plans can be sold to customers up to age 80. The weighted average issue age of business in force at December 31, 2007 was 66. Surrender charge rates on our direct index business range from 0% to 20% and surrender charge periods range from 7 years to 14 years depending upon the terms of the product. Surrender charge rates on our direct fixed rate products range from 4.5% to 10% with the surrender charge periods consistent with the guarantee periods.
Index Annuities
Based on account balance, approximately 67.9% of the annuities in the Independent Annuity segment are index annuities. The underlying indices available under the contracts vary by product, but may include the S&P 500®, the Dow Jones Industrial AverageSM, the NASDAQ 100®, the Lehman Aggregate Bond Index and the Lehman U.S. Treasury Bond Index. The products require periodic crediting of interest and a reset of the applicable index at intervals specified in the contracts. Approximately 75.7% of the direct index annuities have an annual reset period ending on each contract anniversary date and the balance of the direct index annuities have a two-year reset period. The computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next reset date) or a daily or monthly averaging of the index during the reset period. These products allow contract holders to transfer funds among the various index accounts and a traditional fixed rate strategy at the end of each reset period.
The index annuity contract value is equal to the premiums paid plus (1) interest credited to the fixed portion of the contract, plus (2) index credits on the indexed portion of the contract, plus (3) premium bonus, if applicable, less (4) partial withdrawals taken from the contract. Index credits are based upon the change in a recognized index or benchmark during the indexing period, subject to a cap, margin or participation rate.
The participation rate varies among the products generally from 35% to 100%. Some of the products we coinsure also have an index margin, which is deducted from the growth in the index, and for the one-year accounts range from 0% to 3.5%. The index margins may be adjusted annually, subject to stated limits. In addition, some index accounts within the products are uncapped, while others apply a cap on the amount of index credits the contract holder may earn in any one indexing period, and, for certain products, the applicable cap also may be adjusted annually subject to stated minimums. The caps range from 4.5% to 13% for the one-year accounts. The minimum guaranteed contract values are equal to 80% to 100% of the premium collected plus interest credited at an annual rate ranging from 1.5% to 3.5% on a cumulative basis.
Certain index annuities sold through the EquiTrust Life independent distribution are “bonus” products. These products are credited with a premium bonus ranging from 5% to 10% of the annuity deposit upon issuance of the contract and for subsequent deposits made for a defined number of years.
For our direct business, we purchase one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, index margins and/or caps, subject to minimum guarantees.
After the purchase of the call options and payment of acquisition costs, we invest the balance of the index premiums and the investments reside in our general account. With respect to that portion of the index account value allocated to an index crediting strategy, our spread is measured as the difference between the aggregate yield on the relevant portion of our invested assets, less the aggregate option costs and the costs associated with minimum guarantees. If the minimum guaranteed value of an index product exceeds the index value (computed on a cumulative basis over the life of the contract), the general account earnings are available to satisfy the minimum guarantees. If there were little or no gains in the entire series of options purchased over the expected life of an index annuity (typically 15 to 20 years), we would incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits.
Fixed Rate Annuities
Approximately 32.1% of the annuities in the Independent Annuity segment are fixed rate annuities. We coinsure FPDA and SPDA products with characteristics which are generally similar to the products offered directly through the Exclusive Annuity segment. We also sell multi-year guaranteed annuities (MYGAs) that include guarantees of the annual crediting rate for three-year, five-year, six-year, eight-year or ten-year periods. In addition, we began offering a SPIA product in the fourth quarter of 2006.
Certain fixed rate annuities sold through our EquiTrust Life independent distribution offer an additional first year interest rate. The initial crediting rate on these annuities is typically 0% to 6% higher in the first contract year only.
Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities (including both direct and assumed business) were 5.5% for 2007 and 5.1% for 2006 and 2005.

Interest Crediting Policy
We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest and index terms for products sold through our EquiTrust Life independent distribution. The interest and index terms are based upon current investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. The average interest credited rate on our MYGA contracts, including bonus interest, was 5.10% in 2007, 5.66% in 2006 and 4.41% in 2005. The average rate for these contracts, excluding bonus interest, was 4.66% in 2007, 4.56% in 2006 and 3.78% in 2005. The guaranteed minimum crediting rates for these contracts range from 1.50% to 3.00%, with a weighted average guaranteed crediting rate of 1.60% at December 31, 2007 and 1.64% at December 31, 2006.
The following table sets forth account values of MYGAs sold through our EquiTrust Life independent distribution, broken out by the excess of current interest crediting rates over rates guaranteed beyond the current guarantee period:

	Account Value at December 31,
	2007	2006
	(Dollars in thousands)
At guaranteed rate	$3,157	$4,061
Between guaranteed rate and 50 basis points	4,894	5,862
Between 50 basis points and 100 basis points	192,215	122,622
Greater than 100 basis points	1,421,029	842,446

Total	$1,621,295	$974,991

The average crediting rate for the traditional fixed rate strategy for our index annuities sold through our EquiTrust Life independent distribution was 3.01% in 2007, 2.98% in 2006 and 2.88% in 2005. The guaranteed minimum crediting rates for the fixed rate strategy of our index annuities range from 1.50% to 2.30%, with a weighted average guaranteed crediting rate of 1.92% at December 31, 2007 and 1.89% at December 31, 2006.
We do not have the ability to adjust interest crediting rates or other non-guaranteed elements of the underlying business assumed through coinsurance agreements, as this authority remains with the direct writer. Average credited rates on fixed rate annuities assumed, including bonus interest, were 3.44% in 2007, 3.42% in 2006 and 3.45% in 2005. Average credited rates on fixed rate annuities assumed, excluding bonus interest, were 3.44% in 2007 and 3.42% in 2006 and 2005.
Most of the fixed rate annuity contracts and the fixed rate strategy on index annuities assumed through coinsurance agreements have guaranteed minimum crediting rates. These rates range from 2.20% to 4.00%. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuity business assumed:

	Account Value at December 31,
	2007	2006
	(Dollars in thousands)
At guaranteed rate	$60,294	$67,278
Between guaranteed rate and 50 basis points	399,098	444,369
Between 50 basis points and 100 basis points	34,009	36,195
Greater than 100 basis points	54,391	62,930

Total	$547,792	$610,772

In Force
The following table sets forth in force information for our Independent Annuity segment:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)
Number of direct contracts	73,980	51,007	22,607
Direct interest sensitive reserves	$1,607,009	$962,662	$156,937
Direct index annuity reserves	3,387,727	2,463,086	1,344,460
Assumed annuity reserves	1,766,735	1,928,218	2,064,291
Direct other insurance reserves	64,242	13,983	5,677
Traditional and Universal Life Insurance Segment
We sell a variety of traditional and universal life insurance products through our exclusive agency force. In addition, we have assumed a closed block of in force traditional and universal life insurance. The Traditional and Universal Life Insurance segment consists of whole life, term life and universal life policies. These policies provide benefits upon the death of the insured and may also allow the customer to build cash value on a tax-deferred basis.
The following table sets forth our traditional and universal life insurance premiums collected for the years indicated:

	For the year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Universal life:
First year	$5,448	$3,208	$2,744
Renewal	39,027	38,429	38,666

Total	44,475	41,637	41,410
Participating whole life:
First year	14,680	14,286	16,453
Renewal	91,249	87,753	83,668

Total	105,929	102,039	100,121
Term life and other:
First year	9,291	7,312	6,652
Renewal	44,518	40,837	38,265

Total	53,809	48,149	44,917

Total Traditional and Universal Life Insurance	204,213	191,825	186,448
Reinsurance assumed	11,695	12,464	13,572
Reinsurance ceded	(18,309)	(16,640)	(15,712)

Total Traditional and Universal Life Insurance, net of reinsurance	$197,599	$187,649	$184,308

For our direct traditional and universal life insurance premiums collected in our Farm Bureau market territory, premiums collected in 2007 are concentrated in the following states: Iowa (24%), Kansas (17%) and Oklahoma (12%).
Traditional Life Insurance
We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 42% of direct life receipts from policyholders during 2007 and represented 13% of life insurance in force at December 31, 2007.
We also market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. However, beginning in 2007, we introduced the return of premium rider, which returns a percentage of premiums after a set number of years. For a portion of our business, we may change the premium scales at any time but may not increase rates above guaranteed levels.
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
Underwriting
We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 12 underwriters who have an average of 22 years of experience in the insurance industry. Our underwriters review each applicant’s written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 16 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.
Interest Crediting and Participating Dividend Policy
The interest crediting policy for our direct traditional and universal life insurance products is the same as for our traditional annuity products in the Exclusive Annuity segment. See “Interest Crediting Policy” under the Exclusive Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 4.43% in 2007, 4.45% in 2006 and 4.49% in 2005. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.84% at December 31, 2007 and 3.85% at December 31, 2006. The following table sets forth account values of our direct interest sensitive life products broken out by the excess of current interest crediting rates over guaranteed rates:

	Account Value at December 31,
	2007	2006
	(Dollars in thousands)
At guaranteed rate	$334,475	$36,797
Between guaranteed rate and 50 basis points	40,882	343,099
Between 50 basis points and 100 basis points	22,613	22,987
Greater than 100 basis points	230,490	223,904

Total	$628,460	$626,787

All of the assumed universal life contracts have a guaranteed minimum crediting rate of 4.00% at December 31, 2007 and December 31, 2006. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for assumed interest sensitive life business:

	Account Value at December 31,
	2007	2006
	(Dollars in thousands)
At guaranteed rate	$106,199	$112,045
Between guaranteed rate and 50 basis points	9,460	9,145
Between 50 basis points and 100 basis points	18,786	18,225
Greater than 100 basis points	5,058	5,983

Total	$139,503	$145,398

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
In Force
The following table sets forth in force information for our Traditional and Universal Life Insurance segment:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands, except face amounts in millions)
Number of direct policies – traditional life	332,497	328,152	325,039
Number of direct policies – universal life	55,218	56,673	57,725
Direct face amounts – traditional life	$28,552	$25,993	$23,717
Direct face amounts – universal life	4,695	4,675	4,699
Direct interest sensitive reserves	628,563	625,541	621,481
Assumed insurance reserves	190,741	199,020	203,731
Direct other insurance reserves	1,349,141	1,306,987	1,273,566

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

	For the year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Variable annuities:
Exclusive distribution:
First year	$65,840	$50,911	$55,626
Renewal	26,377	23,956	22,161

Total	92,217	74,867	77,787
Alliance channel:
First year (1)	30,430	22,382	27,372
Renewal (1)	5,028	3,724	5,007

Total	35,458	26,106	32,379

Total variable annuities	127,675	100,973	110,166
Variable universal life:
Exclusive distribution:
First year	5,557	6,451	5,549
Renewal	46,052	44,954	44,127

Total	51,609	51,405	49,676
Alliance channel:
First year (1)	779	998	1,220
Renewal (1)	2,102	1,830	1,480

Total	2,881	2,828	2,700

Total variable universal life	54,490	54,233	52,376

Total Variable	182,165	155,206	162,542
Reinsurance ceded	(856)	(555)	(417)

Total Variable, net of reinsurance	$181,309	$154,651	$162,125

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Variable sales tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. Variable annuity premiums increased in 2007 reflecting increased sales from both our Farm Bureau Life distribution as well as our variable alliance partners. Variable annuity premiums decreased in 2006 due primarily to a former variable alliance partner recapturing, effective September 30, 2005, a block of variable annuity contracts previously assumed by us. Premiums assumed from this alliance partner totaled $9.3 million in 2005. The S&P 500 Index increased 3.5% in 2007, 13.6% in 2006 and 3.0% in 2005. Variable premiums collected in our Farm Bureau market territory are concentrated in the following states for 2007: Iowa (35%), Kansas (13%) and Minnesota (11%).
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
Our variable annuity products have a guaranteed minimum death benefit (GMDB) rider. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, which make up the majority of our variable annuity account balance, the GMDB is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and issued or assumed by EquiTrust Life generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date. In addition, certain of our variable annuity products have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder. Our exposure to GMDBs and IDBs, the amount considered in the money, is $49.3 million at December 31, 2007. The reserve for these benefits is determined using scenario-based modeling techniques and industry mortality assumptions. The related reserve recorded at December 31, 2007 totaled $1.2 million. We do not issue variable annuity contracts with guaranteed living benefit riders that guarantee items such as a minimum withdrawal benefit, a minimum account balance or a minimum income benefit.
Underwriting
Our underwriting standards for direct variable life products are the same as our standards for our traditional and universal life insurance products. See “Underwriting” under the Traditional and Universal Life Insurance segment discussion.
In Force
The following table sets forth in force information for our Variable segment:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts – variable annuity	21,041	20,763	20,137
Number of direct policies – variable universal life	63,378	64,502	65,596
Direct face amounts – variable universal life	$7,846	$7,704	$7,501
Separate account assets	862,738	764,377	639,895
Interest sensitive reserves	202,211	206,445	213,906
Other insurance reserves	27,074	30,898	29,715
Corporate and Other Segment
The Corporate and Other segment includes (i) advisory services for the management of investments and companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services, primarily with affiliates; (iv) a small block of closed accident and health business; (v) interest expense and; (vi) investments and related investment income not specifically allocated to our product segments.
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
Reinsurance contracts do not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by us has failed to pay any material policy claims (either individually or in the aggregate) with respect to our ceded business. We continually evaluate the financial strength of our reinsurers and monitor concentrations of credit risk. If for any reason reinsurance coverages would need to be replaced, we believe that replacement coverages from financially responsible reinsurers would be available. A summary of our primary reinsurers as of December 31, 2007 is as follows:

	A.M. Best	Amount of
Reinsurer	Rating	In Force Ceded
		(Dollars in millions)
RGA Reinsurance Company	A+	$2,430.9
Generali USA Life Reassurance Company	A	2,075.5
Swiss Re Life & Health America Inc.	A+	1,924.6
All other (13 reinsurers)		1,832.1

Total		$8,263.1

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 65% of catastrophic losses after other reinsurance and a deductible of $0.8 million. Pool losses are capped at $12.8 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $4.5 million per event.
In addition, effective January 1, 2008, Farm Bureau Life entered into an annual accidental death quota share reinsurance agreement. This coverage is a 100% quota share agreement covering accidental death exposure of Farm Bureau Life’s portfolio of ordinary life insurance including accidental death benefit riders. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention of $10.0 million and a maximum occurrence limit of $50.0 million applies to policies written on agents of the company who are participating in company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.
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
The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital and/or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a diversified portfolio of high-grade income-bearing debt securities; (3) as high a level of current income as is consistent with investment in a diversified portfolio of lower-rated, higher yielding income-bearing securities; (4) high level of total investment return through income and capital appreciation by investing in common stocks and other equity securities, high grade debt securities and high quality short-term money market instruments; (5) maximum current income consistent with liquidity and stability of principal; and (6) growth of capital and income by investing primarily in common stocks of well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2007 totaled $581.3 million.
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
Our variable products include sub-accounts that invest in funds managed by outside investment advisors in addition to the Insurance Series Fund. We receive an administrative service fee ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (7 sub-accounts), Dreyfus Corporation (5 sub-accounts), T. Rowe Price Associates, Inc. (5 sub-accounts), Franklin Advisers, Inc. (6 sub-accounts), Summit Investment Partners, Inc. (3 sub-accounts), American Century Investment Management Services, Inc. (5 sub-accounts), and JP Morgan Investment Management Inc. (2 sub-accounts).
We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The Advisor acts as the investment advisor and manager of the Money Market Fund and receives an annual management fee, accrued daily and payable monthly at 0.25%, and certain other fees. The net assets of the Money Market Fund were $18.3 million at December 31, 2007.
EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing, the principal underwriter. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Please read the prospectus before you invest.
Ratings and Competition
Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Farm Bureau Life and EquiTrust Life are rated “A”(Excellent) by A.M. Best Company, Inc. (“A.M. Best”), A.M. Best’s third highest rating of 13 ratings assigned to solvent insurance companies, which currently range from “A++”(Superior) to “D”(Poor). In addition, both Farm Bureau Life and EquiTrust Life are rated “A”(Strong) by Standard & Poor’s, which is the third highest rating of eight financial strength ratings assigned to solvent insurance companies, ranging from “AAA”(Extremely Strong) to “CC”(Extremely Weak). A.M. Best and Standard & Poor’s financial strength ratings consider claims paying ability and are not a rating of investment worthiness. All of our financial strength ratings have been issued with a stable outlook.
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

Regulation
Our insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. This regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, mutual funds, investment advisor, broker/dealer and certain licensed agents are also subject to regulation by the Securities and Exchange Commission, FINRA and state agencies. Furthermore, FINRA is attempting to regulate the sale of index annuities and limit sales of these products to registered representatives.
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
Employees
At December 31, 2007, we had 1,818 employees. A majority of our employees and the executive officers also provide services to Farm Bureau Mutual and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit. We believe that we have good employee relations.
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
Attracting and retaining employees who are key to our business is critical to our growth and success.
The success of our business is dependent to a large extent on our ability to attract and retain key employees. Competition is generally intense in the job market for certain positions, such as actuaries and other insurance professionals with demonstrated ability, particularly in our headquarters city where we compete with other insurance and financial institutions.
Although we have change in control agreements with members of our management team, we do not have employment contracts with any of them. In general, our employees are not subject to employment contracts. Although none of our executive management team has indicated that they intend to terminate their employment, there can be no certainty regarding the length of time they will remain with us. Our inability to retain our key employees, or attract and retain additional qualified employees, could materially adversely affect our sales, results of operations and financial condition.

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
At times we may have difficulty selling some of our investments due to a lack of liquidity in the marketplace. If we require significant amounts of cash on short notice, we may have difficulty selling investments at attractive prices, in a timely manner or both.
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
We are subject to the risk that the issuers of our fixed maturity securities and other debt securities (other than our U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2007, we held $9,522.6 million of fixed income securities, $365.6 million of which represented below-investment grade holdings. Of these $365.6 million of below-investment grade holdings, 84.2% were acquired as investment grade holdings but, as of December 31, 2007, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.
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
The ability of our subsidiaries, Farm Bureau Life and EquiTrust Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. In addition, under the Iowa Insurance Holding Company Act, the Life Companies may not pay an “extraordinary” dividend without prior notice to and approval by the Iowa Insurance Commissioner. An “extraordinary” dividend is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2008, the maximum amount legally available for distribution to FBL Financial Group without further regulatory approval is $51.7 million from Farm Bureau Life and $39.2 million from EquiTrust Life.
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
Our ability to grow depends upon the continued availability of capital, which may not be available when we need it, or may only be available on unfavorable terms.
Although we currently believe we have sufficient capital needed to fund our immediate growth and capital needs, the capital available can significantly vary from period to period. This variation is due to certain circumstances, some of which are neither predictable, foreseeable or within our control. A lack of sufficient capital could impair our ability to grow.
Capital requirements depend on factors including accumulated statutory earnings of our life insurance subsidiaries, statutory capital and surplus of our life insurance subsidiaries, the rate of sales growth of our products, aggregate reserve levels and the levels of credit risk and/or interest rate risk in our invested assets. In order to support these capital requirements, we may need to increase or maintain the statutory capital and surplus of our life insurance subsidiaries through additional financings, which could include debt, equity or other transactions. These financings, if available, may be available only on terms that are not favorable to us. If we cannot maintain adequate capital, we may be required to limit our sales growth, which could adversely affect our business, financial condition and results of operations.
Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.
Maintaining competitive costs depends upon numerous factors, including the level of new sales, persistency of existing business and expense management. A decrease in sales or persistency without a corresponding reduction in expenses could result in higher unit costs.
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
The annuity and life insurance products that we market generally offer tax advantages to the policyholders, as compared to other savings instruments such as certificates of deposit and taxable bonds. Tax preferences include the deferral of income tax on the earnings during the accumulation period of the annuity or insurance policy as opposed to the current taxation of other savings instruments and the tax-free status of death benefit proceeds. In addition, life insurance companies receive a tax deduction for dividends received for separate accounts.
Legislation eliminating this tax deferral and dividends received deduction would have a material adverse effect on our ability to sell life insurance and annuities. Congress has from time to time considered legislation which would reduce or eliminate the benefits to policyholders of the deferral of taxation on the growth of value within certain insurance products or might otherwise affect the taxation of insurance products and insurance companies relative to other investments. To the extent that the Internal Revenue Code of 1986, as amended, is revised to reduce the tax-deferred status of insurance products, or to reduce the taxation of competing products, all life insurance companies, including us, could be adversely affected.
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
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. Legislation has been introduced in Congress in the past which could result in the federal government assuming some role in the regulation of the insurance industry. Furthermore, FINRA is attempting to regulate the sale of index annuities and limit sales of these products to registered representatives. The regulatory framework at the state and federal level applicable to our insurance products is evolving. The changing regulatory framework could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.
In addition, our investment management subsidiary is registered with the SEC as an investment adviser, and certain of its employees may be subject to state regulation. This subsidiary also manages investment companies (mutual funds) that are registered under the Investment Company Act, which places additional restrictions on its managers. Moreover, certain of our separate accounts are registered as investment companies under the Investment Company Act. The investment companies we advise and our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker/dealer subsidiary that distributes the shares of our managed investment companies’ separate accounts is a broker/dealer registered with the SEC and is subject to regulation under the Exchange Act and various state laws, and is a member of, and subject to regulation by, FINRA. The registered representatives of our broker/dealer subsidiary and of other broker/dealers who distribute our securities products are regulated by the SEC and FINRA and are further subject to applicable state laws. We cannot predict the effect that any proposed or future legislation or rule making by the SEC, FINRA or the states will have on our financial condition or operational flexibility.
We face competition from companies having greater financial resources, more advanced technology systems, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.
See “Item 1. Business — Ratings and Competition” for information regarding risks relating to competition.
Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.
Our business is dependent upon the ability to keep up to date with effective, secure and advanced technology systems for interacting with employees, agents, policyholders, vendors, agents, third parties and investors. It is crucial to our business to reach a large number of people, provide sizeable amounts of information, and secure and store information through our technology systems. If we do not maintain adequate systems to reflect technological advancements, we could experience adverse consequences, including inadequate information on which to base pricing, underwriting and reserving decisions, regulatory problems, litigation exposure or increases in administrative expenses. This could adversely affect our relationships and ability to do business with our clients and provide difficulty attracting new customers.
Some of our information technology systems and software are older legacy-type systems and require an ongoing commitment of resources to maintain current standards. Our business strategy involves providing customers with easy-to-use products and systems to meet their needs. We are continuously enhancing and updating our systems to keep pace with changes in information processing technology, evolving industry and regulatory standards and customer demands. Our success is in large part dependent on maintaining and enhancing the effectiveness of existing systems, as well as continuing to develop and enhance information systems that support our business processes in a cost-effective manner.
Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.
Farm Bureau Life’s business relies significantly upon the maintenance of our right to use the “Farm Bureau” and “FB” trade names and related trademarks and service marks which are controlled by the American Farm Bureau Federation. See discussion under “Business – Marketing and Distribution – Affiliation with Farm Bureau” for information regarding this relationship and circumstances under which our access to the Farm Bureau membership base and use of the “Farm Bureau” and “FB” designations could be terminated. We believe our relationship with the Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. The loss of the right to use these designations in a key state or states could have a material adverse effect upon operating results.
Our business and operations are interrelated to a degree with that of the American Farm Bureau Federation, its affiliates, and state Farm Bureaus. The overlap of the business, including service of certain common executive officers and directors of the Company and the state Farm Bureau organizations, may give rise to conflicts of interest among these parties. Conflicts could arise, for example, with respect to business dealings among the parties, the use of a common agency force, the sharing of employees, space and other services and facilities under intercompany agreements, and the allocation of business opportunities between them. Additional conflicts of interest could arise due to the fact that the presidents of several of the state Farm Bureau organizations, who serve as directors elected by Class B stockholders pursuant to the Stockholders Agreement, are elected as presidents by members of Farm Bureau organizations, many of whom are also purchasers of our products. Conflicts of interest could also arise between the Company and the various state Farm Bureau organizations in our life-only states, some of whose presidents serve as directors of the Company, and which control their state affiliated property-casualty insurance company, with respect to the use of the common agency force. We have adopted a conflict of interest policy which requires a director to disclose to the Board of Directors and any appropriate committee of the Board, the existence of any transaction or proposed transaction in which the Director has a direct or indirect interest, and the material facts relating thereto. In addition, a majority of our directors are independent.
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
We experience volatility in net income due to accounting standards for derivatives.
Under Statement of Financial Accounting Standards (Statement) No. 133, as amended, derivative instruments (including certain derivative instruments embedded in other contracts) not designated as hedges are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report in five ways.
•	We must mark to market the purchased call options we use to fund the index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their lives. The change in the difference between fair value and remaining option cost at beginning and end of year totaled ($51.1) million in 2007, $75.7 million in 2006 and $0.5 million in 2005.

•	Under Statement No. 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the contracts. The change in fair value of embedded derivatives increases with increases in volatility in the indices and changes in interest rates. We record the change in fair value of embedded derivatives as a component of our benefits and expenses. However, it will not correspond to the change in fair value of the purchased call options because the purchased options are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force, which typically exceed 10 years. Changes in the value of the embedded derivatives included in the index annuity contracts totaled ($5.9) million in 2007, $70.3 million in 2006 and $4.9 million in 2005.

•	Beginning in April 2007, we discontinued the use of hedge accounting for interest rate swaps backing our annuity liabilities. This accounting change, which is required with the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” requires us to record changes in the fair value of these swaps in net income. Prior to April 2007, changes in the fair value of these swaps were recorded as a component of the change in accumulated other comprehensive income (loss). The change in net unrealized gains/losses on these swaps included in the change in accumulated other comprehensive income (loss) totaled ($5.9) million in 2007, ($0.8) million in 2006 and $2.3 million in 2005. The change in fair value of the swaps after March 31, 2007, is recorded in derivative income (loss) and totaled ($4.8) million in 2007.

•	We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the three items discussed above.

•	Our earnings are also affected by the changes in the value of the embedded derivatives in convertible fixed maturity securities and modified coinsurance contracts. Changes in the value of these embedded derivatives totaled less than ($0.1) million in 2007, ($0.2) million in 2006 and ($0.5) million in 2005.
The application of Statement No. 133 to our derivatives and embedded derivatives may cause volatility in our reported net income in future periods.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. While we are not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. The property leased currently consists primarily of approximately 168,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. Operations related to our EquiTrust Life independent distribution are conducted from approximately 26,000 square feet of another office building in West Des Moines, Iowa. We consider the current facilities to be adequate for the foreseeable future.

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
Stock Market and Dividend Information
The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2007 and 2006.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2007
High	$41.53	$40.61	$40.50	$42.50
Low	36.58	36.89	30.33	33.98

Dividends declared and paid	$0.12	$0.12	$0.12	$0.12

2006
High	$34.55	$36.48	$35.36	$40.66
Low	31.57	29.80	30.48	32.76

Dividends declared and paid	$0.115	$0.115	$0.115	$0.115
There is no established public trading market for our Class B common stock. As of February 7, 2008, there were approximately 6,400 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in “street name”), and 24 holders of Class B common stock.
Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2008 will be $0.125 per common share.
For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” and Notes 1 and 13 to the consolidated financial statements.
Issuer Purchases of Equity Securities
The following table sets forth issuer purchases of equity securities for the quarter ended December 31, 2007.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid per	Announced	Under the
	Shares (or Units)	Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
October 1, 2007 through October 31, 2007	–	$–	Not applicable	Not applicable
November 1, 2007 through November 30, 2007	1,194	38.41	Not applicable	Not applicable
December 1, 2007 through December 31, 2007	2,614	35.43	Not applicable	Not applicable

Total	3,808	$36.36

(1)	Our Amended and Restated 1996 and 2006 Class A Common Stock Compensation Plans (the Plans) provide for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock units and stock appreciation rights to directors, officers and employees. Under the Plans, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2007.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive and index product charges	$114,529	$105,033	$96,258	$89,925	$83,944
Traditional life insurance premiums	144,682	138,401	134,618	131,865	129,190
Net investment income	628,031	535,836	475,443	416,081	395,881
Derivative income (loss)	(4,951)	70,340	(2,800)	15,607	17,078
Realized/unrealized gains (losses) on investments	5,769	13,971	2,961	8,175	(2,008)
Total revenues	914,599	887,353	728,148	682,602	641,545

Net income (1) (2)	86,339	90,129	72,842	66,076	65,945
Net income applicable to common stock (1)	86,189	89,979	72,692	65,926	63,648
Per common share:
Earnings	2.90	3.06	2.51	2.31	2.27
Earnings – assuming dilution	2.84	3.01	2.47	2.26	2.23
Cash dividends	0.48	0.46	0.42	0.40	0.40
Weighted average common shares outstanding — assuming dilution	30,321,617	29,904,624	29,414,988	29,140,890	28,548,882
Consolidated Balance Sheet Data
Total investments	$11,137,923	$9,782,626	$8,299,208	$7,501,680	$6,341,701
Assets held in separate accounts	862,738	764,377	639,895	552,029	463,772
Total assets	14,002,976	12,154,012	10,153,933	9,100,736	7,949,070
Long-term debt	316,930	218,399	218,446	217,183	140,200
Total liabilities	13,099,994	11,273,154	9,309,538	8,267,934	7,201,082
Total stockholders’ equity (3)	902,891	880,720	844,231	832,611	747,827
Book value per common share (3)	29.98	29.59	28.88	28.87	26.42
Notes to Selected Consolidated Financial Data
(1)	Amounts are impacted by equity income from an equity investee totaling $4.4 million in 2003. Beginning in 2004, we discontinued applying the equity method of accounting for this investment as our share of percentage ownership decreased due to the equity investee’s initial public offering of common stock in December 2003.

(2)	Effective July 1, 2003, we adopted Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 required the classification of preferred dividends as interest expense on a prospective basis from the date of adoption. Net income for 2003 would have been $2.2 million lower if Statement No. 150 had been effective January 1, 2003. Net income applicable to common stock was not impacted by Statement No. 150.

(3)	Amounts are impacted by accumulated other comprehensive income (loss) totaling ($36.3) million in 2007, $28.2 million in 2006, $82.3 million in 2005, $141.2 million in 2004 and $121.6 million in 2003. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview and Profitability
We sell individual life insurance and annuity products through an exclusive distribution channel and individual annuity products through independent agents and brokers. Our exclusive agency force consists of 1,967 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Our fast growing independent channel, which we began in 2003, consists of 19,781 agents and brokers operating throughout the United States. In addition to writing direct insurance, we assume business through various coinsurance agreements. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.
Our profitability is primarily a factor of the following:
•	The volume of our life insurance and annuity business in force, which is driven by the level of our sales and the persistency of the business written.

•	The amount of spread (excess of net investment income earned over interest credited/option costs) we earn on contract holders’ general account balances.

•	The amount of fees we earn on contract holders’ separate account balances.

•	Our ability to price our life insurance products to earn acceptable margins over the cost of providing benefits and the expenses of acquiring and administering the products. Competitive conditions, mortality experience, persistency, investment results and our ability to maintain expenses in accordance with pricing assumptions drive our margins on the life products. On many products, we have the ability to mitigate adverse experience through adjustments to credited interest rates, policyholder dividends or cost of insurance charges.

•	Our ability to manage our investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.

•	Our ability to manage the level of our operating expenses.

•	Changes in fair values of derivatives and embedded derivatives relating to our index annuity business.
Significant Accounting Policies and Estimates
The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting polices, see Note 1 to our consolidated financial statements.
In accordance with U.S. generally accepted accounting principles (GAAP), premiums and considerations received for interest sensitive and index products, such as ordinary annuities and universal life insurance, are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. For index annuities, proceeds from call options are earned from a portion of the funds deposited, which are passed through to the contract holders in the form of index credits. Index credits and interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in the consolidated financial statements.

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
As described in more detail in Note 1 to our consolidated financial statements and in the “Net income applicable to common stock” section that follows, in 2007 we changed our accounting policies for modifications or exchanges of insurance contracts, income tax contingencies and cash flow hedges on certain fixed annuity contracts. In 2006, we changed our method of computing share-based compensation expense and changed our presentation of the related excess tax deductions in the consolidated statement of cash flows.
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

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Fixed maturities – available for sale	Excluding U.S. government treasury securities, very few of our fixed maturity securities trade on the balance sheet date. For those securities without a trade on the balance sheet date, market values are determined using valuation processes that require judgment.	Market values are obtained primarily from a variety of independent pricing sources, whose results undergo evaluation by our internal investment professionals. Details regarding valuation techniques and processes are summarized in Note 1, “Significant Accounting Policies – Investments – Market Values,” to the consolidated financial statements.	At December 31, 2007, our fixed maturity securities classified as available for sale had a market value of $9,522.6 million, with gross unrealized gains totaling $146.7 million and gross unrealized losses totaling $287.1 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of market values for different assumptions and methods that could be used in the valuation process.
Fixed maturities – available for sale and equity securities	We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.	We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value, other key economic measures and our intent and ability to hold a security to recovery of fair value.	At December 31, 2007, we had 864 fixed maturity and equity securities with gross unrealized losses totaling $287.1 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition – Investments” section that follows. Net income would have been reduced by approximately $160.2 million if all these securities were deemed to be other-than-temporarily impaired on December 31, 2007.

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Deferred policy acquisition costs and deferred sales inducements	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is dependent upon estimates of future gross profits or margins on this business. Key assumptions used include the following:
• yield on investments supporting the liabilities,
• amount of interest or dividends credited to the policies,
•amount of policy fees and charges,
• amount of expenses necessary to maintain the policies, and
• amount of death and surrender benefits and the length of time the policies will stay in force.
		These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is expected to total $101.6 million for 2008, excluding the impact of new production in 2008. A 10% increase in estimated gross profits for 2008 would result in $8.7 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in an $8.8 million reduction of amortization expense.
Future policy benefits	Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates and dividend crediting rates.

	The development of reserves for future policy benefits for index annuities requires the valuation of the embedded derivatives relating to the contract holder’s right to participate in one or more market indices. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indices, risk free interest rates, market returns and the expected lives of the contracts.	These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant. For index annuities, these assumptions are revised at each balance sheet date.	Due to the number of independent variables inherent in the calculation of traditional life insurance reserves and reserves for the embedded derivatives in index annuities, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Other assets/liabilities	The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2007 totaled $5.9 million.	We assume an expected long-term rate of return on plan assets of 7.00% and discount rate of 5.60%. Details regarding the method used to determine the discount rate are summarized in Note 9, “Retirement and Compensation Plans,” to the consolidated financial statements.	A 100 basis point decrease in the expected return on assets would result in a $0.6 million increase in pension expense and a 100 basis point increase would result in a $0.6 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $0.2 million increase in pension expense while a 100 basis point increase would result in a $0.2 million decrease to pension expense.

Results of Operations for the Three Years Ended December 31, 2007

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Revenues	$914,599	$887,353	$728,148
Benefits and expenses	788,793	753,865	619,585

	125,806	133,488	108,563
Income taxes	(41,051)	(44,368)	(36,780)
Minority interest and equity income	1,584	1,009	1,059

Net income	86,339	90,129	72,842
Less dividends on Series B preferred stock	(150)	(150)	(150)

Net income applicable to common stock	$86,189	$89,979	$72,692

Earnings per common share	$2.90	$3.06	$2.51

Earnings per common share – assuming dilution	$2.84	$3.01	$2.47

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$126,849	$140,279	$177,408
Traditional Annuity – Independent Distribution	1,569,128	1,808,482	902,305
Traditional and Universal Life Insurance	185,904	175,185	170,736
Variable Annuity and Variable Universal Life (1)	181,309	154,651	162,125
Reinsurance assumed and other	15,238	17,604	20,159

Total	$2,078,428	$2,296,201	$1,432,733

Direct life insurance in force, end of year (in millions)	$41,092	$38,372	$35,917
Life insurance lapse rates	6.1%	6.5%	7.0%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution	5.2%	5.1%	3.1%
Independent Distribution	5.5%	5.1%	5.1%
(1) Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is a non-GAAP financial measure for which there is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity — Independent Distribution premiums collected decreased in 2007 primarily due to a more favorable market environment during 2006 for the sale of our multi-year guaranteed annuity product combined with a competitive environment for index annuity sales in 2007. In addition, during 2007 we took actions to further increase the profitability of our products.

Net income applicable to common stock decreased 4.2% in 2007 to $86.2 million and increased 23.8% in 2006 to $90.0 million. As discussed in detail below, net income applicable to common stock decreased in 2007 due to the impact of changes in unrealized gains and losses on derivatives and a decrease in realized gains on investments, partially offset by the impact of growth in the volume of business in force and decreases in death benefits. Net income applicable to common stock increased in 2006 due to the growth in the volume of business in force and an increase in realized gains on investments, partially offset by increases in death benefits.
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
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Year ended December 31,
	2007	2006	2005
Weighted average yield on cash and invested assets	5.97%	6.02%	6.18%
Weighted average interest crediting rate/index cost	3.67%	3.57%	3.68%

Spread	2.30%	2.45%	2.50%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products, net of investment expenses. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. The decline in spread in 2007 and 2006 is primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target, but similar priced return, than other products in our portfolio. See the “Segment Information” section that follows for a discussion of our spreads.

As noted in the “Segment Information” section that follows, we use both net income and operating income to measure our operating results. Operating income for the years covered by this report equals net income, excluding the impact of: (1) realized gains and losses on investments, (2) the change in net unrealized gains and losses on derivatives, (3) the cumulative effect of change in accounting principles and (4) a lawsuit settlement. The rationale for excluding these items from operating income is explained in the “Segment Information” section that follows and Note 14 to the consolidated financial statements. The impact of these adjustments on net income is as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Realized/unrealized gains on investments	$5,769	$13,971	$2,961
Change in net unrealized gains/losses on derivatives	(49,361)	4,574	(6,061)
Change in amortization of:
Deferred policy acquisition costs	16,856	(1,561)	1,456
Deferred sales inducements	12,895	(1,409)	570
Value of insurance in force acquired	12	54	6
Unearned revenue reserve	(16)	(1)	(2)
Cumulative effect of change in accounting principle	(283)	—	—
Lawsuit settlement	—	(4,880)	—
Income tax offset	4,846	(3,762)	375

Net impact of operating income adjustments	$(9,282)	$6,986	$(695)

Summary of adjustments noted above after offsets and income taxes:
Realized/unrealized gains on investments	$4,501	$9,222	$1,633
Change in net unrealized gains/losses on derivatives	(13,500)	936	(2,328)
Cumulative effect of change in accounting principle	(283)	—	—
Lawsuit settlement	—	(3,172)	—

Net impact of operating income adjustments	$(9,282)	$6,986	$(695)

Net impact per common share – basic	$(0.31)	$0.24	$(0.02)

Net impact per common share – assuming dilution	$(0.31)	$0.23	$(0.02)

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

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands except per share data)
Amortization of deferred policy acquisition costs	$942	$1,570	$1,732
Amortization of deferred sales inducements	1,134	146	108
Amortization of value of insurance in force acquired	(1,276)	(405)	584
Amortization of unearned revenues	405	332	(397)

Increase to pre-tax income	$1,205	$1,643	$2,027

Impact per common share (basic and diluted), net of tax	$0.03	$0.04	$0.04

The amounts of the unlocking adjustments and whether they increase or decrease income depend upon the nature of the underlying assumption changes made in the amortization models. See the “Segment Information” section that follows for additional discussion of our unlocking adjustments.
Effective April 1, 2007, we adopted Statement of Financial Accounting Standards (Statement) 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which required us to discontinue the use of hedge accounting for interest rate swaps backing our annuity contracts. As a result of adopting DIG G26, net income for 2007 was

$2.2 million ($0.07 per basic and diluted common share) lower than if we continued to use hedge accounting for the interest rate swaps. The adoption of DIG G26 did not have any impact on comprehensive income.
Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which requires a more-likely-than-not recognition threshold for evaluating our tax positions. The impact of adopting Interpretation No. 48 was not material to our consolidated financial statements; therefore the cumulative effective of change in this accounting principle, totaling $0.3 million, was reflected as an increase to income tax expense in our 2007 consolidated income statement. Net income for the full year 2007 was $0.3 million lower ($0.01 per basic and diluted common share) as a result of adopting this Interpretation.
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The impact of adopting SOP 05-1 was not material to our consolidated financial statements for 2007 (estimated to be a $0.1 million decrease to net income - less than $0.01 per basic and diluted common share) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
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
Premiums and product charges are as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$114,529	$105,033	$96,258
Traditional life insurance premiums	144,682	138,401	134,618

Total	$259,211	$243,434	$230,876

Premiums and product charges increased 6.5% in 2007 to $259.2 million and 5.4% in 2006 to $243.4 million. The increases in interest sensitive and index product charges in 2007 and 2006 are driven principally by surrender charges on annuity and universal life products, mortality and expense fees on variable products and cost of insurance charges on variable universal life and universal life products.
Surrender charges totaled $23.4 million in 2007, $18.3 million in 2006 and $13.5 million in 2005. Surrender charges increased primarily due to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to increases in premiums collected as summarized in the “Other data” table above, totaled $8,428.8 million for 2007, $6,861.7 million for 2006 and $5,523.8 million for 2005. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to the annuity business assumed under coinsurance agreements and business written directly through the EquiTrust Life independent agents as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages. We started assuming business under coinsurance agreements in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. In total, surrender charges on this coinsurance and direct business totaled $20.5 million for 2007, $15.6 million for 2006 and $10.9 million for 2005.
Mortality and expense fees totaled $10.0 million in 2007, $8.1 million in 2006 and $6.9 million in 2005. Mortality and expense fees increased due to increases in the separate account balances on which fees are based. The average separate account balance increased to $823.2 million for 2007, from $697.6 million for 2006 and $588.0 million for 2005 due to the impact of new sales and favorable investment results. Transfers of premiums to the separate accounts totaled $138.6 million for 2007, $93.6 million for 2006 and $118.2 million for 2005. Net investment income and net realized and unrealized gains on separate account assets totaled $60.6 million for 2007, $39.8 million for 2006 and $37.7 million for 2005.

Cost of insurance charges totaled $65.3 million in 2007, $63.8 million in 2006 and $61.9 million in 2005. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.4 years in 2007, 45.0 years in 2006 and 44.6 years in 2005.
Traditional premiums increased in 2007 and 2006 due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $20,090 million for 2007, $18,295 million for 2006 and $17,344 million for 2005. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 17.2% in 2007 to $628.0 million and increased 12.7% in 2006 to $535.8 million. These increases are primarily due to an increase in average invested assets. Average invested assets increased 18.2% to $10,430.4 million (based on securities at amortized cost) in 2007 and 15.4% to $8,822.7 million (based on securities at amortized cost) in 2006. Average invested assets totaled $7,645.4 million in 2005. The increase in average invested assets in 2007 and 2006 is principally due to net premium inflows from the Life Companies and, for 2007, proceeds totaling $98.5 million from issuance of our Senior Notes in March 2007 (2017 Senior Notes). The annualized yield earned on average invested assets decreased to 6.02% in 2007 from 6.07% in 2006 and 6.22% in 2005. Market conditions in 2007, 2006 and 2005 impacted our investment portfolio yield as market investment rates were, in general, lower than our portfolio yield or yield on investments maturing or being paid down. The average yields on fixed maturity securities purchased were 6.11% for 2007, 6.04% for 2006 and 5.44% for 2005. The average yields on fixed maturity securities maturing or being paid down were 6.59% for 2007, 6.62% for 2006 and 6.10% for 2005. For 2007, the impact of these market conditions on our portfolio yield was partially offset by increased fee income. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $10.1 million in 2007, $8.9 million in 2006 and $8.4 million in 2005. Net investment income also includes ($1.3) million in 2007, $0.1 million in 2006 and ($0.6) million in 2005 representing the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period. See “Financial Condition — Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.
Derivative income (loss) is as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$156,378	$67,919	$41,569
Change in the difference between fair value and remaining option cost at beginning and end of year	(51,087)	75,655	467
Cost of money for call options	(108,379)	(73,070)	(44,335)

	(3,088)	70,504	(2,299)
Other	(1,863)	(164)	(501)

Total	$(4,951)	$70,340	$(2,800)

Gains received at expiration are attributable to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $4,106.8 million for 2007, $3,200.1 million for 2006 and $2,299.1 million for 2005. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the timing of index settlements and the change in the S&P 500 Index® (upon which the majority of our options are based). The range of index appreciation for S&P 500 Index options during 2007, 2006 and 2005 is as follows:

Year Ended December 31,
	2007	2006	2005
Annual point-to-point strategy	1.9%-24.4%	1.1%-16.0%	1.6%-7.9%
Monthly point-to-point strategy	0.0%-16.1%	0.0%-12.7%	0.1%-12.0%
Monthly average strategy – one-year options	1.2%-14.1%	0.9%-9.1%	0.0%-9.9%
Monthly average strategy – two-year options	8.1%-16.4%	–	–
Daily average strategy	2.1%-11.1%	0.7%-8.7%	0.0%-9.2%
The change in fair value is also reduced by participation rates and caps, as applicable, on the underlying options. Furthermore, the change in fair value is impacted by options based on other underlying indices and the timing of option settlements. The cost of money for call options increased primarily due to the impact of growth in the volume of index annuities in force. In addition, the price of call options increased during 2007 due to an increase in the volatility of the equity markets during the year. Other derivative loss is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. In addition, beginning in the second quarter of 2007, other derivative loss includes cash flows and the change in fair value of the interest rate swaps relating to our flexible premium deferred annuity contracts due to the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” See Note 1 to our consolidated financial statements for additional details on this change in accounting. Derivative income (loss) will fluctuate based on market conditions.
Realized/unrealized gains (losses) on investments are as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$10,398	$16,861	$8,200
Realized losses on sales	(200)	(633)	(2,833)
Realized losses due to impairments	(4,502)	(2,340)	(2,250)
Unrealized gains (losses) on trading securities	73	83	(156)

Total	$5,769	$13,971	$2,961

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Gains on sales include $6.1 million in 2007 and $13.5 million in 2006 related to sales of a portion of our investment in American Equity Investment Life Holding Company (AEL) common stock. Gains on sales in 2006 also included a $1.9 million gain related to the sale of our equity investment in an affiliate, Western Agricultural Insurance Company, to another affiliate, Farm Bureau Mutual Insurance Company. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2007 and 2006.

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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding investment impairments individually exceeding $0.5 million for 2007, 2006 and 2005, including the circumstances requiring the write downs, are summarized in the following table:

General Description	Loss	Circumstances
	(Dollars in
	thousands)
Year ended December 31, 2007:

Major printing and publishing company	$3,285	During the second quarter, the company announced that it would take the company private in a series of transactions tendering outstanding shares. In addition, rating declines and other adverse details regarding the financial status of the company became available during the second and fourth quarters. (A)

United States military base housing revenue bond	$812	During the second quarter, the United States closed one military base leading to a restructuring and tender offer for the bonds. (A)

Year ended December 31, 2006:

Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. During the first quarter, continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faced labor strikes and restated its financial statements during the quarter. (A)

Major United States automaker	$643	During the first quarter, continued rating declines and other adverse details regarding the financial status of the company became available. (A)

Year ended December 31, 2005:

Major United States automaker	$1,295	During the second quarter, adverse details regarding the financial status of the company became available. (A)
(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.

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
Interest sensitive and index product benefits are as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$240,943	$204,693	$191,475
Index credits	154,449	71,299	44,549
Change in value of embedded derivative	(5,907)	70,295	4,891
Amortization of deferred sales inducements	9,352	18,680	10,263
Interest sensitive death benefits	37,800	44,160	37,840

Total	$436,637	$409,127	$289,018

Interest sensitive and index product benefits increased 6.7% in 2007 to $436.6 million and 41.6% in 2006 to $409.1 million. The increase in interest sensitive and index product benefits for 2007 is primarily due to an increase in volume of annuity business in force, partially offset by market depreciation on the indices backing the index annuities and a decrease in interest sensitive death benefits. In 2006, the increase in interest sensitive and index product benefits was primarily due to an increase in volume of annuity business in force, an increase in interest sensitive death benefits and an increase in market appreciation on the indices backing the index annuities. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, the value of the embedded derivatives in our index annuities and amortization of deferred sales inducements.
The average aggregate account value of annuity contracts in force, which increased due to additional premiums collected as summarized in the “Other data” table above, totaled $7,536.9 million for 2007, $5,970.0 million for 2006 and $4,637.6 million for 2005. These account values include values relating to index contracts totaling $4,106.8 million for 2007, $3,200.1 million for 2006 and $2,299.1 million for 2005.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.67% for 2007, 3.57% for 2006 and 3.68% for 2005. See the “Segment Information” section that follows for additional details on our spreads.
The change in the amount of index credits is impacted by growth in the volume of index annuities in force and the amount of appreciation/depreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income (loss).” The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, during 2006, we reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million. This adjustment, which is the correction of an overstatement that started in 2001, increased net income $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. This adjustment does not impact our segment results as the segment results are based on operating income which, as explained in the “Segment Information” section, excludes the impact of changes in the valuation of derivatives.
The decrease in amortization of deferred sales inducements in 2007 is primarily due to the impact of changes in unrealized gains and losses on derivatives, partially offset by the impact of capitalization of costs incurred with new sales and profitability on the underlying business. Deferred sales inducements on interest sensitive and index products totaled $319.2 million at December 31, 2007, $225.1 million at December 31, 2006 and $147.0 million at December 31, 2005. The impact of realized/unrealized gains and losses on investments and the change in unrealized gains/losses on derivatives is detailed and in the “Net income applicable to common stock” section above.

Traditional life insurance policy benefits are as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$90,808	$90,837	$85,255
Increase in traditional life future policy benefits	37,682	33,500	36,436
Distributions to participating policyholders	21,420	22,504	22,861

Total	$149,910	$146,841	$144,552

Traditional life insurance policy benefits increased 2.1% in 2007 to $149.9 million and 1.6% in 2006 to $146.8 million. These increases are attributable to an increase in the volume of traditional life business in force, partially offset, in 2007, by decreases in traditional life insurance death benefits. Traditional life insurance death benefits decreased 5.0% to $51.1 million in 2007 and increased 4.5% to $53.8 million in 2006. Surrender benefits increased 7.5% to $35.4 million in 2007 and 9.8% to $32.9 million in 2006. The change in traditional life and future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Distributions to participating policyholders decreased in 2007 and 2006 due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the “Net investment income” section above. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,906	$13,497	$13,904
Amortization of deferred policy acquisition costs	68,394	68,541	57,207
Amortization of value of insurance in force acquired	5,069	3,458	2,861
Other underwriting, acquisition and insurance expenses, net of deferrals	74,451	79,022	78,556

Total	$161,820	$164,518	$152,528

Underwriting, acquisition and insurance expenses decreased 1.7% in 2007 to $161.8 million and increased 7.9% in 2006 to $164.5 million. Amortization of deferred policy acquisition costs decreased in 2007 primarily due to the impact of the change in unrealized gains/losses on derivatives, partially offset by the impact of an increase in profitability and volume of business in force resulting from direct sales from our EquiTrust Life distribution channel. Amortization of deferred policy acquisition costs on this business, excluding the impact of changes in unrealized gains/losses on derivatives, totaled $24.1 million in 2007, $14.9 million in 2006 and $6.5 million in 2005. The impact of realized/unrealized gains and losses on investments and the change in unrealized gains/losses on derivatives is detailed and in the “Net income applicable to common stock” section above. In addition, amortization of deferred policy acquisition costs in 2005 included $0.9 million in connection with the recapture by a former variable alliance partner of a previously coinsured block of variable annuity contracts. Amortization of value of insurance in force acquired increased in 2007 primarily due to the impact of unlocking and more favorable mortality experience.
The decrease in other underwriting, acquisition and insurance expenses in 2007 is primarily due to a $4.9 million lawsuit settlement in 2006 ($0.11 per basic and diluted common share, after taxes). In 2006, the increase from the lawsuit settlement was partially offset by expense savings initiatives, mostly relating to the closure of a life processing unit in Manhattan, Kansas during the third quarter of 2005. This closure and other unrelated terminations also contributed to a $2.3 million charge for severance, early retirement benefits and other closing costs in 2005. See Note 1 of our notes to the consolidated financial statements for further details regarding the lawsuit settlement and a related unrecorded gain contingency.

Interest expense totaled $16.7 million in 2007 compared to $11.7 million in 2006 and $13.6 million in 2005. The increase in 2007 is due to an increase in our long-term debt due to issuance of the 2017 Senior Notes in March 2007. Our average debt outstanding was $296.6 million in 2007 compared to $218.4 million in 2006 and $254.6 million in 2005. Interest expense in 2006 decreased $2.3 million due to dividends on the Series C redeemable preferred stock, which was redeemed in December 2005, partially offset by an increase in the effective interest rate on our $46.0 million line of credit to 5.50% in 2007 and 2006 from 4.55% in 2005.
Income taxes decreased 7.5% in 2007 to $41.1 million and increased 20.6% in 2006 to $44.4 million. The effective tax rate was 32.6% for 2007, 33.2% for 2006 and 33.9% for 2005. The effective tax rates were lower than the federal statutory rate of 35% primarily due to deductions for tax-exempt interest and dividend income, partially offset by state income taxes. The decrease in the 2007 effective rate is primarily attributable to higher tax-exempt interest and dividend income and lower state income taxes. The decrease in the 2006 effective rate is primarily attributable to less nondeductible interest due to the redemption of the Series C preferred stock in December 2005. The 2006 and 2005 effective tax rates were also impacted by tax accrual reversals totaling $0.5 million in 2006 and 2005, as we determined they were no longer necessary based on events and analysis performed during each of those periods. The effective rates, excluding the impact of the accrual reversals, were 33.6% in 2006 and 34.4% in 2005.
In its Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (IRS) announced its intention to issue regulations which would limit our ability to receive a dividends-received deduction (DRD) on separate account assets held in connection with variable annuity and variable universal life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computation questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit we receive. We recorded separate account DRD tax benefits totaling $2.4 million in 2007, $1.6 million in 2006 and $1.2 million in 2005.
Equity income, net of related income taxes, totaled $1.5 million in 2007, $1.1 million in 2006 and $1.2 million in 2005. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding, as applicable, the after tax impact of:
•	realized and unrealized gains and losses on investments;
•	changes in net unrealized gains and losses on derivatives;
•	the cumulative effect of changes in accounting principles;
•	a nonrecurring lawsuit settlement; and
•	discontinued operations.

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
A reconciliation of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net income	$86,339	$90,129	$72,842
Net impact of operating income adjustments*	9,282	(6,986)	695
Income taxes on operating income	46,444	41,218	37,811

Pre-tax operating income	$142,065	$124,361	$111,348

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$33,011	$35,555	$34,426
Traditional Annuity – Independent Distribution	39,875	30,439	22,174
Traditional and Universal Life Insurance	58,685	58,706	54,814
Variable	12,514	3,596	2,609
Corporate and Other	(2,020)	(3,935)	(2,675)

	$142,065	$124,361	$111,348

*	See “Net income applicable to common stock” above for additional details on operating income adjustments.
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$1,111	$1,091	$824
Net investment income	146,267	146,433	146,620
Derivative income (loss)	3,025	(159)	(8)

	150,403	147,365	147,436
Benefits and expenses	117,392	111,810	113,010

Pre-tax operating income	$33,011	$35,555	$34,426

Other data
Annuity premiums collected, direct	$126,849	$140,279	$177,408
Policy liabilities and accruals, end of year	2,233,013	2,229,612	2,213,019

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.23%	6.28%	6.42%
Weighted average interest crediting rate/index cost	4.08%	4.03%	4.16%

Spread	2.15%	2.25%	2.26%

Individual traditional annuity withdrawal rate	5.2%	5.1%	3.1%
Pre-tax operating income for the Exclusive Annuity segment decreased 7.2% in 2007 to $33.0 million and increased 3.3% in 2006 to $35.6 million. The decrease in 2007 and increase in 2006 was primarily due to the impact of unlocking on deferred policy acquisition costs as discussed under “Net income applicable to common stock.”

Amortization of deferred policy acquisition costs increased $1.2 million in 2007, decreased $1.7 million in 2006 and increased $2.4 million in 2005 from unlocking.
The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,488.9 million for 2007, $1,479.5 million for 2006 and $1,428.8 million for 2005.
Net investment income includes $4.6 million in 2007, $3.5 million in 2006 and $4.2 million in 2005 in fee income from bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities as noted in the “Net investment income” section above. This additional income was offset by the impact of market investment rates being lower than our portfolio yield or yield on investments maturing or being paid down.
In addition to the impact of unlocking on deferred policy acquisition costs described above, benefits and expenses were also impacted by unlocking value of insurance in force acquired, which increased amortization less than $0.1 million in 2007 and reduced amortization $0.2 million in 2006 and $0.7 million in 2005. In addition, other underwriting expenses decreased 8.4% in 2006 to $8.9 million primarily due to expense savings initiatives. Other underwriting expenses totaled $8.7 million in 2007.
Premiums collected decreased 9.6% to $126.8 million in 2007 and 20.9% to $140.3 million in 2006. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the decreases in annuity premiums in 2007 and 2006 are due to a rise in short-term market interest rates, making certificates of deposit and other short-term investments more attractive in relation to traditional annuities. We also believe the competitive environment resulted in increased surrenders, therefore increasing the withdrawal rate in 2007 and 2006. For the company in total, the decrease in annuity premiums in 2007 is offset by increases in variable annuity premiums as discussed in the “Variable Segment” section that follows.
The changes in the weighted average yield on cash and invested assets are primarily attributable to the items affecting net investment income noted above. In 2006, we increased the crediting rate on our primary fixed premium deferred annuity product ten basis points in response to increased income generated from interest rate swaps we utilize to hedge a portion of our annuity portfolio. Income from these swaps totaled $3.9 million in 2007, $3.7 million in 2006 and $1.0 million in 2005. Income from these swaps is netted against interest credited through March 31, 2007, but included in derivative income (loss) starting in the second quarter of 2007. See “Market Risks of Financial Instruments” following and Note 1 and Note 3 to the consolidated financial statements for additional information regarding these hedges.

Traditional Annuity – Independent Distribution Segment

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$20,466	$15,612	$10,895
Net investment income	309,131	225,206	161,566
Derivative income (loss)	47,290	(4,371)	(2,473)

	376,887	236,447	169,988
Benefits and expenses	337,012	206,008	147,814

Pre-tax operating income	$39,875	$30,439	$22,174

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$690,646	$807,103	$100,298
Index annuities	878,482	1,001,379	802,007

Total annuity premiums collected, independent channel	1,569,128	1,808,482	902,305
Annuity premiums collected, assumed	3,187	4,725	6,149
Policy liabilities and accruals, end of year	6,825,713	5,367,949	3,571,365

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	5.78%	5.77%	5.86%
Weighted average interest crediting rate/index cost	3.48%	3.26%	3.26%

Spread	2.30%	2.51%	2.60%

Individual traditional annuity withdrawal rate	5.5%	5.1%	5.1%
Pre-tax operating income for the Independent Annuity segment increased 31.0% in 2007 to $39.9 million and 37.3% in 2006 to $30.4 million. These increases are principally due to growth in the volume of business in force, partially offset by a decrease in spreads earned on individual deferred annuities. Revenues, benefits, expenses and the volume of business in force increased in 2007 and 2006 due to growth of our EquiTrust Life distribution channel. The number of individual agents increased to 19,781 at December 31, 2007 from 15,326 at December 31, 2006 and 8,482 at December 31, 2005. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $5,966.7 million for 2007, $4,401.2 million for 2006 and $3,114.7 million for 2005.
The increases in interest sensitive and index product charges in 2007 and 2006 are due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income in 2007 and 2006 are attributable to growth in invested assets due principally to net premium inflows. In addition, net investment income includes income from bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities totaling $0.7 million in 2007, $2.1 million in 2006 and $0.5 million in 2005. In 2006, these increases were partially offset by the impact of a decline in our investment yield.
The changes in derivative income (loss) are primarily due to increases in proceeds from call option settlements, partially offset by increases in the cost of money for call options as discussed under “Derivative income (loss)” above. Call option settlements increased to $155.3 million in 2007, from $68.5 million in 2006 and $41.9 million in 2005. The cost of money for call options totaled $108.0 million in 2007, $72.8 million in 2006 and $44.3 million in 2005.
Benefits and expenses increased in 2007 and 2006 due to growth in the volume of business in force. The timing of policy anniversary dates and the amount of appreciation in the underlying indices also contributed to increases in index credits totaling $154.0 million in 2007, compared to $71.2 million in 2006 and $44.5 million in 2005. In addition, operating expenses include $6.8 million in 2007, $5.9 million in 2006 and $4.1 million in 2005 relating to the expansion of our EquiTrust Life distribution. These increases were partially offset by the impact of unlocking adjustments, which decreased amortization of deferred policy acquisition costs and deferred sales inducements $1.9 million in 2007, less than $0.1 million in 2006 and $0.5 million in 2005.

Premiums collected from the independent channel decreased in 2007 primarily due to a more favorable market environment during 2006 for the sale of our multi-year guaranteed annuity product combined with a competitive environment for index annuity sales in 2007. In addition, during 2007 we took actions to further increase the profitability of our products.
In 2007, the weighted average yield on cash and invested assets increased primarily due to an increase in market investment rates and the acquisition of investments at yields greater than the existing portfolio yield, partially offset by a decrease in fee income discussed above. In 2006, market investment rates were generally lower than our portfolio yield. The weighted average crediting rate increased in 2007 due to increasing crediting rates and option costs. The decreases in spread are primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio. Spreads earned in 2005 were primarily a result of spreads on index annuities assumed under a coinsurance agreement, which is driven by option costs, the extent to which the business was over hedged and fluctuations in the minimum guarantees credited to the contracts.
Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$46,180	$44,997	$43,972
Traditional life insurance premiums and other income.	144,682	138,401	134,618
Net investment income	144,231	142,620	141,933

	335,093	326,018	320,523
Benefits and expenses	276,408	267,312	265,709

Pre-tax operating income	$58,685	$58,706	$54,814

Other data
Life premiums collected, net of reinsurance	$197,599	$187,649	$184,308
Policy liabilities and accruals, end of year	2,168,445	2,131,548	2,098,778
Direct life insurance in force, end of year (in millions)	33,246	30,668	28,416

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.59%	6.61%	6.70%
Weighted average interest crediting rate	4.42%	4.49%	4.52%

Spread	2.17%	2.12%	2.18%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased less than 0.1% in 2007 to $58.7 million and increased 7.1% in 2006 to $58.7 million. The impact of the increase in the volume of business in force contributed to pre-tax operating income in 2007 and 2006. In 2007, this increase, combined with increased spreads on our interest sensitive life business and lower death benefits, was offset by the impact of unlocking on deferred policy acquisition costs and the value of insurance in force acquired. The increase in 2006 was also due to a decrease in other underwriting expenses, partially offset by an increase in death benefits and reduction in spreads.
Traditional life insurance premiums increased in 2007 and 2006 due primarily to sales of life products by our Farm Bureau Life agency force. The increase in net investment income is primarily due to an increase in invested assets, principally due to net premium inflows, partially offset by the impact of market investment rates being lower than our investment portfolio yield or yield on investments maturing or being paid down. In addition, net investment income includes $2.9 million in 2007, $2.8 million in 2006 and $1.7 million in 2005 in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities.
Death benefits totaled $77.3 million in 2007, $81.2 million in 2006 and $75.4 million in 2005. Surrender benefits totaled $39.7 million in 2007, $37.0 million in 2006 and $33.8 million in 2005. Amortization of deferred policy acquisition costs increased primarily due to higher gross margins resulting from the increase in traditional life premiums. In addition, amortization of deferred policy acquisition costs increased $1.2 million in 2007 and decreased $1.8 million in 2006 and $3.2 million in 2005 due to the impact of unlocking. Other underwriting expenses decreased 4.3% to $29.7 million in 2007 primarily due to lower employee benefit expenses. In 2006, other underwriting expenses decreased 12.4% to $31.1 million due to a reduction in software costs and expense saving initiatives, primarily relating to the closure of a life insurance processing unit during 2005. Other underwriting expenses in 2005 include approximately $0.8 million of severance benefits as a result of closing the life processing unit and other unrelated terminations.
The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above. The decrease in weighted average interest crediting rate is due to a decrease in credited rates on both direct and assumed business.
Variable Segment

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Pre-tax operating income:
Operating revenues:
Interest sensitive product charges	$46,790	$43,334	$40,569
Net investment income	13,658	14,437	14,653
Other income	2,932	1,239	973

	63,380	59,010	56,195
Benefits and expenses	50,866	55,414	53,586

Pre-tax operating income	$12,514	$3,596	$2,609

Other data
Variable premiums collected, net of reinsurance	$181,309	$154,651	$162,125
Policy liabilities and accruals, end of year	229,196	237,343	243,621
Separate account assets, end of year	862,738	764,377	639,895
Direct life insurance in force, end of year (in millions)	7,846	7,704	7,501
Pre-tax operating income for the Variable segment totaled $12.5 million in 2007, $3.6 million in 2006 and $2.6 million in 2005. These increases are primarily due to an increase in the volume of business in force and, for 2007, a decrease in death benefits.
Interest sensitive product charges increased in 2007 and 2006 due to increases in mortality and expense fee income and cost of insurance charges. Mortality and expense fee income increased 23.6% to $10.0 million in 2007 and 18.2% to $8.1 million in 2006 due to growth in separate account assets. Cost of insurance charges increased 5.4% to $28.2 million in 2007 and 5.3% to $26.7 million in 2006 primarily due to aging of business in force. Death benefits in excess of related account values on variable universal life policies decreased 28.3% to $10.5 million in 2007 and increased 18.3% to $14.7 million in 2006.
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

Corporate and Other Segment

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$14,744	$7,140	$10,671
Other income	23,607	22,533	20,695

	38,351	29,673	31,366
Interest expense	16,666	11,744	13,590
Benefits and other expenses	26,116	23,485	22,166

	(4,431)	(5,556)	(4,390)
Minority interest	49	(126)	(159)
Equity income, before tax	2,362	1,747	1,874

Pre-tax operating loss	$(2,020)	$(3,935)	$(2,675)

Pre-tax operating loss totaled $2.0 million in 2007 compared to $3.9 million in 2006 and $2.7 million in 2005. Net investment income increased in 2007 due to an increase in invested assets, primarily from the proceeds of our 2017 Senior Notes offering as discussed in the “Net investment income” section above. Net investment income decreased in 2006 primarily due to a decrease in investments resulting from the redemption of the Series C preferred stock in December 2005 and an increase in investments allocated to the product segments. Net investment income also includes fee income from bond calls, mortgage loan prepayments and the reversal of net discount accretion on mortgage and asset-backed securities totaling $0.1 million in 2007, $0.5 million in 2006 and $1.2 million in 2005. In addition, we recorded $0.9 million in net investment income during 2005, representing past due interest that had not been accrued, relating to the redemption of a fixed maturity security that had been impaired in a prior period.
Other income includes revenues relating primarily to our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in other income are generally attributable to fluctuations in the level of these services provided during the years.
Interest expense increased in 2007 due to our 2017 Senior Notes offering. Interest expense decreased in 2006 due to the redemption of our Series C preferred stock, partially offset by an increase in the effective interest rate on our line of credit as discussed in the “Interest expense” section above.
Benefits and other expenses includes activities relating to our non-insurance operations, which increased in 2007, primarily due to an increase in salary expense and a $0.5 million loss on the sale of a fixed asset.
Pending Accounting Changes
As described in more detail in Note 1 to the consolidated financial statements, we will be subject to certain pending accounting changes. During 2008, we plan to adopt the following:
•	Staff Position FIN 39-1, which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105, “ allows a reporting entity to offset fair value amounts recognized for the right to reclaim or obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At December 31, 2007, we had master netting agreements with counterparties covering cash collateral payable totaling $73.2 million and cash collateral receivable totaling $7.5 million. These amounts are included in collateral payable for securities lending and other transactions and collateral held for securities lending and other transactions lines on our consolidated balance sheet at December 31, 2007, but will be netted against the fair value of the call options included in derivative instruments and swaps included in other liabilities in 2008.
•	Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year. The impact of this adoption will result in a decrease to the beginning balance of retained earnings totaling $0.7 million.

•	Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. We are currently evaluating the requirements of this Statement and have not yet determined the impact of adoption on our consolidated financial statements as guidance regarding the proper methodology for determining the fair value of liabilities is still emerging as of the filing of this Form 10-K.
In addition, in 2009 we plan to adopt Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards for the minority interest in a subsidiary. The impact of this adoption on our consolidated financial statements is expected to be immaterial and will primarily result in a reclassification of minority interest. We will also adopt Statement No. 141(R), “Business Combinations,” relating to acquisitions or consolidations occurring after December 31, 2008. The impact of this new statement will depend on the size and nature of any business combinations we do in the future.
Financial Condition
Investments
Our total investment portfolio increased 13.9% to $11,137.9 million at December 31, 2007 compared to $9,782.6 million at December 31, 2006. This increase is primarily the result of net cash received from interest sensitive and index products and proceeds from issuance of the 2017 Senior Notes, partially offset by the impact of a decrease in net unrealized appreciation on fixed maturity securities classified as available for sale. Net unrealized appreciation of fixed maturity securities decreased $161.6 million during 2007 to a net unrealized loss of $140.4 million at December 31, 2007, principally due to the impact of a general widening of credit spreads (difference between bond yields and risk-free interest rates), partially offset by a decrease in risk-free interest rates.
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
Our investment portfolio is summarized in the table below:

	December 31, 2007		December 31, 2006
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$7,866,990	70.6%	$6,859,169	70.1%
144A private placement	1,318,181	11.9	1,215,215	12.4
Private placement	337,421	3.0	301,412	3.1

Total fixed maturities – available for sale	9,522,592	85.5	8,375,796	85.6
Fixed maturities – trading	—	—	14,927	0.2
Equity securities	23,633	0.2	50,278	0.5
Mortgage loans on real estate	1,221,573	11.0	979,883	10.0
Derivative instruments	114,771	1.1	127,478	1.3
Investment real estate	2,559	—	8,711	0.1
Policy loans	179,490	1.6	179,899	1.8
Other long-term investments	1,300	—	1,300	—
Short-term investments	72,005	0.6	44,354	0.5

Total investments	$11,137,923	100.0%	$9,782,626	100.0%

As of December 31, 2007, 96.2% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2007, the investment in non-investment grade debt was 3.8% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments. The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities:

		December 31, 2007		December 31, 2006
NAIC Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$6,056,231	63.6%	$5,352,040	63.9%
2	BBB	3,100,795	32.6	2,668,572	31.9

	Total investment grade	9,157,026	96.2	8,020,612	95.8
3	BB	264,070	2.7	264,071	3.2
4	B	64,700	0.7	78,345	0.9
5	CCC, CC, C	36,314	0.4	11,932	0.1
6	In or near default	482	—	836	—

	Total below investment grade	365,566	3.8	355,184	4.2

	Total fixed maturities – available for sale	$9,522,592	100.0%	$8,375,796	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of December 31, 2007 and 2006, is as follows:

	December 31, 2007
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,826,956	$720,244	$25,480	$1,106,712	$(91,717)
Manufacturing	1,089,836	582,073	23,726	507,763	(31,703)
Mining	434,459	265,921	10,149	168,538	(7,738)
Retail trade	115,178	71,302	4,391	43,876	(3,336)
Services	171,913	108,239	4,818	63,674	(3,550)
Transportation	187,513	93,600	6,266	93,913	(5,460)
Private utilities and related sectors	483,613	307,077	15,989	176,536	(6,412)
Other	88,206	50,289	1,265	37,917	(1,711)

Total corporate securities	4,397,674	2,198,745	92,084	2,198,929	(151,627)
Mortgage and asset-backed securities	2,685,973	955,176	16,052	1,730,797	(102,631)
United States Government and agencies	554,340	405,936	8,454	148,404	(4,524)
State, municipal and other governments	1,252,899	723,326	19,118	529,573	(15,106)
Public utilities	631,706	333,750	10,973	297,956	(13,187)

Total	$9,522,592	$4,616,933	$146,681	$4,905,659	$(287,075)

	December 31, 2006
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,708,538	$920,465	$41,021	$788,073	$(18,774)
Manufacturing	941,985	474,324	21,544	467,661	(21,829)
Mining	403,234	207,522	8,280	195,712	(7,357)
Retail trade	107,442	55,528	3,640	51,914	(1,776)
Services	145,073	85,009	3,163	60,064	(2,770)
Transportation	181,233	131,136	7,399	50,097	(1,173)
Private utilities and related sectors	440,361	275,912	15,611	164,449	(4,911)
Other	82,617	40,818	1,620	41,799	(827)

Total corporate securities	4,010,483	2,190,714	102,278	1,819,769	(59,417)
Mortgage and asset-backed securities	2,344,986	924,029	14,324	1,420,957	(27,601)
United States Government and agencies	603,246	96,013	3,702	507,233	(13,436)
State, municipal and other governments	929,378	428,158	14,855	501,220	(13,950)
Public utilities	487,703	230,629	8,473	257,074	(7,996)

Total	$8,375,796	$3,869,543	$143,632	$4,506,253	$(122,400)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses:

		December 31, 2007
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,113,384	63.5%	$(172,016)	59.9%
2	BBB	1,605,652	32.7	(89,572)	31.2

	Total investment grade	4,719,036	96.2	(261,588)	91.1
3	BB	130,043	2.7	(13,533)	4.7
4	B	26,633	0.5	(5,335)	1.9
5	CCC, CC, C	29,947	0.6	(6,619)	2.3
6	In or near default	–	–	–	–

	Total below investment grade	186,623	3.8	(25,487)	8.9

	Total	$4,905,659	100.0%	$(287,075)	100.0%

		December 31, 2006
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,030,985	67.3%	$(71,362)	58.3%
2	BBB	1,344,332	29.8	(40,978)	33.5

	Total investment grade	4,375,317	97.1	(112,340)	91.8
3	BB	99,430	2.2	(7,335)	6.0
4	B	25,667	0.6	(2,143)	1.7
5	CCC, CC, C	5,839	0.1	(582)	0.5
6	In or near default	–	–	–	–

	Total below investment grade	130,936	2.9	(10,060)	8.2

	Total	$4,506,253	100.0%	$(122,400)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position:

	December 31, 2007
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	82	$571,263	$(14,014)	$557,249
Greater than three months to six months	33	207,506	(12,992)	194,514
Greater than six months to nine months	143	1,012,268	(62,549)	949,719
Greater than nine months to twelve months	58	300,857	(14,218)	286,639
Greater than twelve months	375	3,100,840	(183,302)	2,917,538

Total		$5,192,734	$(287,075)	$4,905,659

	December 31, 2006
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	105	$564,118	$(5,078)	$559,040
Greater than three months to six months	18	80,862	(528)	80,334
Greater than six months to nine months	13	63,674	(456)	63,218
Greater than nine months to twelve months	179	1,013,254	(17,449)	995,805
Greater than twelve months	304	2,906,745	(98,889)	2,807,856

Total		$4,628,653	$(122,400)	$4,506,253

The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position, are as follows:

	December 31, 2007		December 31, 2006
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$4,697	$(2)	$12,512	$(31)
Due after one year through five years	206,405	(10,436)	282,055	(4,868)
Due after five years through ten years	1,205,663	(66,342)	1,123,357	(32,487)
Due after ten years	1,747,686	(106,075)	1,652,648	(57,091)

	3,164,451	(182,855)	3,070,572	(94,477)
Mortgage and asset-backed securities	1,730,797	(102,631)	1,420,957	(27,601)
Redeemable preferred stocks	10,411	(1,589)	14,724	(322)

Total	$4,905,659	$(287,075)	$4,506,253	$(122,400)

Included in the above table are 863 securities from 538 issuers at December 31, 2007 and 780 securities from 513 issuers at December 31, 2006. These increases are primarily due to an increase in spreads between the risk-free interest rates and corporate and other bond yields. The following summarizes the details describing the more significant unrealized losses by investment category as of December 31, 2007.
Corporate securities: The unrealized losses on corporate securities, which include redeemable preferred stocks, totaled $151.6 million, or 52.8% of our total unrealized losses. The largest losses were in the financial services sector ($1,106.7 million carrying value and $91.7 million unrealized loss) and in the manufacturing sector ($507.8 million carrying value and $31.7 million unrealized loss). The largest unrealized losses in the financial services sector were in the depository institutions sector ($345.3 million carrying value and $32.9 million unrealized loss) and the holding and other investment offices sector ($480.7 million carrying value and $30.8 million unrealized loss). The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets these institutions hold. The majority of securities in the holding and other investment offices sector are real estate investment trust bonds. The unrealized losses in this sector are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets. The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($90.7 million carrying value and $10.0 million unrealized loss) and the printing and publishing sector ($31.9 million carrying value and $4.1 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening due to a decrease in market liquidity, an increase in market volatility and concerns about the general health of the economy. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $102.6 million, or 35.8% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and other risky mortgages. There were also concerns regarding potential downgrades or defaults of bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Details regarding the composition of our mortgage and asset-backed securities, including our limited exposure to subprime loans, are provided later in this section. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $4.5 million, or 1.6% of our total unrealized losses, and were caused by spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
State, municipal and other governments: The unrealized losses on state, municipal and other governments totaled $15.1 million, or 5.2% of our total unrealized losses, and were primarily caused by general spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Additional details regarding the composition of our municipal bond portfolio are provided later in this section. Because the decline in market value is primarily attributable to increased spreads and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Public utilities: The unrealized losses on public utilities totaled $13.2 million, or 4.65% of our total unrealized losses, and were caused primarily by spread widening. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
At December 31, 2007, we had one security with an unrealized loss of $8.5 million. This security, which is included in the financial services sector of the corporate securities industry above, has subprime collateral exposure and been impacted by the loss of market liquidity and spread widening. At December 31, 2007, this security is rated investment grade by two major rating agencies, remains adequately collateralized and is expected to continue its principal and interest payments. We believe the decline in market value is temporary, and we have the ability and intent to hold the security until recovery of fair value. Excluding mortgage and asset-backed securities and this one security, no securities from the same issuer had an aggregate unrealized loss in excess of $4.5 million at December 31, 2007. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $17.9 million at December 31, 2007. The $17.9 million unrealized loss from one issuer relates to fourteen different securities that are backed by different pools of residential mortgage loans. All fourteen securities are rated investment grade and the largest unrealized loss on any one security totaled $5.9 million at December 31, 2007.

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

	December 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$63,476	$63,980	$71,066	$71,927
Due after one year through five years	881,754	895,729	628,258	634,720
Due after five years through ten years	2,441,018	2,411,240	2,074,127	2,074,513
Due after ten years	3,470,968	3,432,672	3,140,461	3,162,001

	6,857,216	6,803,621	5,913,912	5,943,161
Mortgage and asset-backed securities	2,772,552	2,685,973	2,358,263	2,344,986
Redeemable preferred stocks	33,218	32,998	82,389	87,649

Total	$9,662,986	$9,522,592	$8,354,564	$8,375,796

Mortgage and other asset-backed securities comprised 28.2% at December 31, 2007 and 28.0% at December 31, 2006 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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
The following table sets forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security:

	December 31, 2007
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,277,207	$1,303,336	$1,244,758	13.1%
Pass-through	199,854	200,024	200,900	2.1
Planned and targeted amortization class	327,667	331,133	321,764	3.4
Other	101,040	102,019	96,648	1.0

Total residential mortgage-backed securities	1,905,768	1,936,512	1,864,070	19.6
Commercial mortgage-backed securities	578,510	578,416	570,057	6.0
Other asset-backed securities	288,274	289,173	251,846	2.6

Total mortgage and asset-backed securities	$2,772,552	$2,804,101	$2,685,973	28.2%

	December 31, 2006
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,179,339	$1,203,495	$1,172,544	14.0%
Pass-through	115,281	114,933	114,337	1.3
Planned and targeted amortization class	304,861	308,391	301,209	3.6
Other	101,904	102,900	99,154	1.2

Total residential mortgage-backed securities	1,701,385	1,729,719	1,687,244	20.1
Commercial mortgage-backed securities	400,946	399,438	402,271	4.8
Other asset-backed securities	255,932	256,453	255,471	3.1

Total mortgage and asset-backed securities	$2,358,263	$2,385,610	$2,344,986	28.0%

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
The mortgage and asset-backed portfolios include securities with exposure to the Alt-A and subprime home equity loan sectors. Securities with Alt-A and subprime exposure are backed by loans to borrowers with credit scores below those of A-grade borrowers. Alt-A securities generally include borrowers with credit scores ranging from 725 to 641, and subprime securities include borrowers with credit scores of 640 or less. The slowing U.S. housing market, increased interest rates, greater use of affordable mortgage products and relaxed underwriting standards for some originators of below-prime loans have recently led to higher delinquency and loss rates, especially for subprime loans originated in 2006. These factors have caused market illiquidity and repricing of risk, which has led to an increase in unrealized losses in 2007. We expect delinquency rates and loss rates will increase in the future, however, we continue to expect to receive payments in accordance with contractual terms of our securities, largely due to the seniority of our claims on the collateral, represented by AAA rated securities.
Our exposure to the Alt-A and subprime home equity loan sectors is limited to investments in structured securities collateralized by senior tranches of commercial or residential mortgage loans with this exposure. We do not own any direct investments in subprime lenders or adjustable rate mortgages. At December 31, 2007, all mortgage and asset-backed securities with subprime or Alt-A exposure, except for one, are AAA rated. We held one asset-backed security with an amortized cost of $12.0 million and an estimated market value of $8.9 million, that had a “BBB+” rating at December 31, 2007.
A summary of our mortgage and asset-backed portfolios by collateral type is as follows:

	December 31, 2007			December 31, 2006
		Estimated	Percent		Estimated	Percent
	Amortized	Market	of Fixed	Amortized	Market	of Fixed
	Cost	Value	Maturities	Cost	Value	Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$423,831	$427,097	4.5%	$310,508	$310,155	3.7%
Prime	925,225	901,041	9.4	860,542	849,196	10.1
Alt-A exposure
Mortgage-backed securities	580,322	558,678	5.9	544,975	542,740	6.5
Asset-backed securities	204,336	170,184	1.8	179,276	179,330	2.1

Total Alt-A exposure	784,658	728,862	7.7	724,251	722,070	8.6
Subprime asset-backed securities	30,146	29,259	0.3	30,159	29,395	0.4
Commercial mortgage	578,510	570,057	6.0	400,946	402,271	4.8
Non-mortgage	30,182	29,657	0.3	31,857	31,899	0.4

Total	$2,772,552	$2,685,973	28.2%	$2,358,263	$2,344,986	28.0%

Our exposure to the Alt-A and subprime mortgage and asset-backed sectors summarized by origination year is as follows:

	December 31, 2007
	Alt-A		Subprime		Total
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Origination year
2007	$91,214	$85,814	$–	$–	$91,214	$85,814
2006	162,408	130,322	–	–	162,408	130,322
2005	25,961	24,749	30,146	29,259	56,107	54,008
2004 and prior	505,075	487,977	–	–	505,075	487,977

Total	$784,658	$728,862	$30,146	$29,259	$814,804	$758,121

Loan-to-value Ratio*	77.6%		76.6%		77.6%

	December 31, 2006
	Alt-A		Subprime		Total
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Origination year
2006	$163,383	163,913	$–	$–	$163,383	$163,913
2005	25,974	25,364	30,159	29,395	56,133	54,759
2004 and prior	534,894	532,793	–	–	534,894	532,793

Total	$724,251	$722,070	$30,159	$29,395	$754,410	$751,465

Loan-to-value Ratio*	77.9%		76.6%		77.9%

*	Represents average loan-to-value ratio at issue.
The corporate securities portfolio also includes one collateralized debt obligation partially backed by subprime mortgages with an amortized cost of $10.0 million and fair value of $1.5 million at December 31, 2007, and an amortized cost of $10.0 million and fair value of $9.9 million at December 31, 2006, which is not included in the tables above. Additional details on this security are included in the discussion of significant unrealized losses above. Our other investments in collateralized debt obligations are backed by investment grade credit default swaps with no home equity exposure. These are all actively managed investments rated AA or above with a carrying value totaling $45.2 million and unrealized loss of $10.1 million at December 31, 2007 and a carrying value of $25.5 million and unrealized loss of $0.8 million at December 31, 2006.
The mortgage and asset-backed portfolios also include securities wrapped by bond insurers providing additional credit enhancement for the investment. At December 31, 2007, our insured asset-backed holdings totaled $209.3 million, or 7.8% of our mortgage and asset-backed portfolios and 2.2% of our total fixed income portfolio. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. The insolvency of one or more of the insurance providers could have a short-term liquidity impact and expose these securities to a higher probability of experiencing a cash flow shortfall, but would not dramatically increase our investment portfolio’s risk profile.
Our state, municipal and other government securities include investments in general obligation, revenue, military housing and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio’s risk profile.
A summary of our insured and uninsured municipal holdings by rating of the insurer and underlying issue is as follows:

	December 31, 2007
					Insured Bonds				Total Bonds by
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA	$99,332	38.9%	$994,467	99.7%	$47,151	4.7%	$1,093,799	87.3%	$146,483	11.7%
AA	112,912	44.2	3,075	0.3	316,797	31.8	115,987	9.3	429,709	34.3
A	9,987	3.9	–	–	302,980	30.4	9,987	0.8	312.967	25.0
BBB	31,367	12.3	–	–	57,983	5.8	31,367	2.5	89,350	7.1
BB	1,759	0.7	–	–	–	–	1,759	0.1	1,759	0.1
NR (1)	–	–	–	–	272,631	27.3	–	–	272,631	21.8

	$255,357	100.0%	$997,542	100.0%	$997,542	100.0%	$1,252,899	100.0%	$1,252,899	100.0%

	December 31, 2006
					Insured Bonds				Total Bonds by
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA	$25,813	16.2%	$766,611	99.6%	$23,380	3.0%	$792,424	85.3%	$49,193	5.3%
AA	94,274	59.0	3,044	0.4	222,400	28.9	97,318	10.5	316,674	34.1
A	11,954	7.5	–	–	270,291	35.1	11,954	1.3	282,245	30.4
BBB	27,682	17.3	–	–	51,583	6.7	27,682	2.9	79,265	8.5
BB	–	–	–	–	–	–	–	–	–	–
NR (1)	–	–	–	–	202,001	26.3	–	–	202,001	21.7

	$159,723	100.0%	$769,655	100.0%	$769,655	100.0%	$929,378	100.0%	$929,378	100.0%

(1)	No formal public rating issued. Approximately 53% of the non-rated securities relate to military housing bonds, which we believe have an “A-” shadow rating; approximately 31% are revenue obligation bonds; and approximately 16% are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (64%), Financial Security Assurance, Inc. (18%), MBIA Insurance Corporation (11%); Financial Guaranty Insurance Co. (6%) and other (1%).

We do not directly own any fixed income or equity investments in bond insurers. A summary of the primary insurers of the municipal bonds we hold follows:

	Equivalent	December 31,
Bond Insurer	S&P Rating	2007	2006
		(Dollars in thousands)
AMBAC Assurance Corporation	AAA	$347,471	$237,304
MBIA Insurance Corporation	AAA	201,409	186,260
Financial Security Assurance , Inc.	AAA	146,297	90,828
Financial Guaranty Insurance Co. (1)	AAA	143,275	134.910
All others (4 insurers in 2007 and 2006) (2)		159,090	120,353

		$997,542	$769,655

(1)	Rating changed to AA on January 31, 2008.

(2)	Includes 98.1% in AAA rated insurers and 1.9% non-rated insurers at December 31, 2007.
Fixed maturity securities held for trading at December 31, 2006 included U.S. Treasury securities totaling $14.9 million with an unrealized loss of $0.1 million.
Equity securities totaled $23.6 million at December 31, 2007 and $50.3 million at December 31, 2006. Gross unrealized gains totaled $1.3 million and gross unrealized losses totaled $0.1 million at December 31, 2007. At December 31, 2006, gross unrealized gains totaled $14.9 million and gross unrealized losses totaled $0.2 million on these securities. Included in equity securities is our investment in AEL which totaled $12.6 million at December 31, 2007 and $39.4 million at December 31, 2006.
Mortgage loans totaled $1,221.6 million at December 31, 2007 and $979.9 million at December 31, 2006. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at December 31, 2007. At December 31, 2006, mortgages more than 60 days delinquent accounted for less than 0.1% of the carrying value of the mortgage portfolio. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	December 31, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$426,005	34.9%	$342,164	34.9%
Retail	386,506	31.6	344,749	35.2
Industrial	373,449	30.6	266,902	27.2
Other	35,613	2.9	26,068	2.7

Total	$1,221,573	100.0%	$979,883	100.0%

	December 31, 2007		December 31, 2006
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$284,872	23.3%	$200,309	20.4%
East North Central	242,899	19.9	203,543	20.8
Pacific	228,366	18.7	165,614	16.9
West North Central	158,538	13.0	154,441	15.8
Mountain	127,055	10.4	92,954	9.5
West South Central	69,739	5.7	75,442	7.7
Other	110,104	9.0	87,580	8.9

Total	$1,221,573	100.0%	$979,883	100.0%

Derivative Instruments
Derivative instruments consist primarily of call options totaling $114.8 million at December 31, 2007 and $121.9 million at December 31, 2006, supporting our index annuity business. See “Market Risks of Financial Instruments” for details regarding how we manage counterparty credit risk.
Collateral Related to Securities Lending and Other Transactions
In 2007, we began participating in a securities lending program administered by a lending agent, whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 100 percent of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the security is on loan. Securities recorded on our consolidated balance sheet with a market value of $179.5 million were on loan under the program and we were liable for cash collateral under our control totaling $185.3 million at December 31, 2007.
We also obtain or are required to provide collateral relating to certain derivative transactions. Cash collateral that we received, invested and owe to counterparties for these transactions totaled $73.2 million at December 31, 2007 and $70.5 million at December 31, 2006.
Other Assets
Deferred policy acquisition costs increased 19.7% to $991.2 million and deferred sales inducements increased 41.7% to $321.3 million at December 31, 2007, primarily due to the capitalization of costs incurred with new sales. In addition, deferred policy acquisition costs increased $58.1 million and deferred sales inducements increased $20.5 million due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities and interest rate swaps. Other assets decreased 38.8% to $32.4 million due primarily to a $21.3 million decrease for receivables for securities sold. Assets held in separate accounts increased 12.9% to $862.7 million at December 31, 2007 primarily due to the transfer of net premiums to the separate accounts and positive investment returns.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 15.1% to $10,900.7 million at December 31, 2007 primarily due to increases in the volume of business in force. Long-term debt increased 45.1% to $316.9 million due to the issuance of $100.0 million of 2017 Senior Notes as described in Note 7, “Credit Arrangements,” to the consolidated financial statements. The deferred income tax liability decreased 54.8% to $28.2 million at December 31, 2007 primarily due to the impact of the change in net unrealized investment gains/losses.
Stockholders’ Equity
Stockholders’ equity increased 2.5% to $902.9 million at December 31, 2007, compared to $880.7 million at December 31, 2006. This increase is attributable to net income for the year and proceeds from stock option exercises, partially offset by the change in unrealized appreciation/depreciation on investments and dividends paid.
At December 31, 2007, common stockholders’ equity was $899.9 million, or $29.98 per share, compared to $877.7 million, or $29.59 per share at December 31, 2006. Included in stockholders’ equity per common share is ($1.21) at December 31, 2007 and $0.95 at December 31, 2006 attributable to accumulated other comprehensive income (loss).
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
A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on market values and excluding convertible bonds, was approximately 9.3 years at December 31, 2007 and 9.6 years at December 31, 2006. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:
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
For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 96% of our policyholder liabilities at December 31, 2007 and December 31, 2006. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2007, interest rate guarantees on our direct interest sensitive products ranged from 1.50% to 5.50%, with a weighted average guarantee of 2.30%. This range excludes certain contracts with an account value totaling $2.5 million at December 31, 2007 with guarantees ranging up to 9.70%. The following table sets forth account values of direct individual deferred annuities (excluding index annuities) and interest sensitive life products, including the general account portion of variable contracts, broken out by the excess of current interest crediting rates over guaranteed rates at December 31, 2007.

Account Value at
December 31, 2007
(Dollars in thousands)
At guaranteed rate	$608,788
Between guaranteed rate and 50 basis points	293,011
Between 50 basis points and 100 basis points	243,027
Greater than 100 basis points	2,733,579

Total	$3,878,405

For a substantial portion of business assumed through coinsurance agreements, the ceding companies have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. Most of the traditional annuity and universal life insurance contracts assumed through the coinsurance agreements have guaranteed minimum crediting rates. These rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of approximately 3.10% at December 31, 2007. The following table sets forth account values broken out by the excess of current interest crediting rates over guaranteed rates for fixed rate annuities and universal life business assumed through the coinsurance agreements at December 31, 2007.

Account Value at
December 31, 2007
(Dollars in thousands)
At guaranteed rate	$166,493
Between guaranteed rate and 50 basis points	408,558
Between 50 basis points and 100 basis points	52,795
Greater than 100 basis points	59,449

Total	$687,295

For index annuities, call options are purchased to fund the index credits owed to contract holders who elect to participate in one or more market indices. Except for certain contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the full amount of the annual index credits. For contracts for which minimum guaranteed interest rates apply, the options are generally purchased to fund the amount of the annual index credits in excess of minimum guaranteed interest accrued on the contracts. In 2007, proceeds from the maturity of call options totaled $156.4 million while related index amounts credited to contract holders’ account balances totaled $154.4 million. The difference between index credits and option proceeds is primarily attributable to call options being purchased for contracts that had a full or partial surrender during the year.
Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The cost of the call options is managed through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. The minimum guaranteed contract values for the majority of annuities marketed by our EquiTrust Life distribution channel are equal to 87.5% of the premium collected plus interest credited at 3.00%. In addition, two of the products introduced in 2007 offer a minimum guarantee of 100% of premium accumulated at 3.00%. The minimum guaranteed contract values for index annuities assumed are equal to 80% to 100% of the premium collected plus interest credited at rates ranging between 2.25% to 3.50%. If there were little or no gains in the entire series of options purchased over the expected life of an index annuity (typically 15 to 20 years), we would incur expenses for credited interest over and above our option costs. This would cause our spreads to tighten and reduce our profits.
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
We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. The following is a summary of the surrender and discretionary withdrawal characteristics of our interest sensitive and index products and supplementary contracts without life contingencies at December 31, 2007.

Reserve Balance at
December 31, 2007
(Dollars in thousands)
Direct business:
Surrender charge rate:
Greater than or equal to 5%	$5,495,218
Less than 5%, but still subject to surrender charge	595,225
Not subject to surrender charge	1,707,471
Not subject to surrender or discretionary withdrawal	236,202

Business assumed through coinsurance agreements:
Surrender charge rate:
Greater than or equal to 5%	1,532,428
Less than 5%, but still subject to surrender charge	213,736
Not subject to surrender charge	210,862
Not subject to surrender or discretionary withdrawal	5,372

Total	$9,996,514

As of December 31, 2007, we have entered into six interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $300.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. We also have one interest rate swap to hedge the variable component of the interest rate on our line of credit borrowings. The terms of this swap provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. Any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to the outstanding debt on this line of credit. As discussed in Note 1 to the consolidated financial statements, we discontinued the use of hedge accounting during 2007 for the interest rate swaps backing our annuity liabilities in connection with the adoption of new accounting pronouncement DIG G26. This change does not impact the economic benefit the swaps provide to us. See Note 3 to the consolidated financial statements for additional discussion of these interest rate swaps.
A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the market value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities. The effective duration of our fixed maturity and mortgage loan portfolios was 6.3 at December 31, 2007 and 6.1 at December 31, 2006. The effective duration of the interest sensitive products was approximately 6.9 at December 31, 2007 and 2006.
If interest rates were to increase 10% from levels at December 31, 2007 and 2006, the market value of our fixed maturity securities and short-term investments would decrease approximately $254.2 million at December 31, 2007 and $260.8 million at December 31, 2006, while the value of our interest rate swaps would increase approximately $4.9 million at December 31, 2007 and $6.4 million at December 31, 2006. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a majority of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2007 and 2006, the fair value of our debt would increase $6.5 million at December 31, 2007 and $4.9 million at December 31, 2006, while the value of our interest rate swap on our line of credit would decrease $0.5 million at December 31, 2007 and $0.4 million at December 31, 2006.
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
Equity price risk is not material to us due to the relatively small equity portfolio held at December 31, 2007. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2007, 2006 and 2005. The mortality and expense fee rates range from 0.90% to 1.40% for 2007, 2006 and 2005. As a result, revenues from these sources do fluctuate with changes in the market value of the equity, fixed maturity and other securities held by the separate accounts. In addition, we have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and incremental death benefit provisions of our variable annuity contracts. See Note 5 to the consolidated financial statements for additional discussion of these provisions. Furthermore, as discussed above, our profitability would be impacted if there were little or no gains in the entire series of options purchased over the expected life of an index annuity contract.
We also have exposure to credit risk associated from the uncertainty associated with the continued ability of a given obligator to make timely payments of principal and interest. See “Financial Condition – Investments” for additional information about credit risk in our investment portfolio.

In connection with our use of interest rate swaps and call options, we are exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). We do not anticipate nonperformance by any of our counterparties. We purchase our derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. Purchasing such agreements from financial institutions with superior performance reduces the credit risk associated with these agreements. Our policy allows us to purchase derivative instruments from nationally recognized investment banking institutions with an S&P rating of BBB+ or higher. As of December 31, 2007, all derivative instruments have been purchased from counterparties with an S&P rating of A or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 2 to the consolidated financial statements for details regarding collateral we held as of December 31, 2007. Counterparty credit ratings are monitored on a regular basis (at least quarterly). Credit exposure is monitored monthly and reviewed quarterly by our credit and investment committees. Our credit exposure is the fair value of derivative instruments with a positive value, which totaled $114.8 million at December 31, 2007.
Liquidity and Capital Resources
FBL Financial Group, Inc.
Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings and (vi) tax settlements between the parent company and its subsidiaries. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, interest on our parent company debt and capital contributions to subsidiaries.
On March 12, 2007, we issued $100.0 million of 5.875% Senior Notes due March 15, 2017. Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 each year. The 2017 Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest on the 2017 Senior Notes, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the 2017 Senior Notes after underwriting fees, offering expenses and an original issue discount. We intend to use the net proceeds to fund the continued growth of EquiTrust Life.
We have a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. due October 2010. Debt outstanding on this line of credit totaled $46.0 million at December 31, 2007 and December 31, 2006. Interest on any borrowings accrues at a variable rate (5.99% at December 31, 2007 and 6.12% at December 31, 2006). In 2006, we entered into a $46.0 million interest rate swap to hedge the variable component of the interest rate on the line of credit borrowings. See “Market Risks of Financial Instruments” and Note 3 to the consolidated financial statements for additional details on this interest rate swap.
We paid cash dividends on our common and preferred stock totaling $14.4 million in 2007, $13.7 million in 2006 and $12.3 million in 2005. Interest payments on our debt totaled $15.1 million in 2007, $11.7 million in 2006 and $11.8 million in 2005. It is anticipated that quarterly cash dividend requirements for 2008 will be $0.125 per common share and $0.0075 per Series B redeemable preferred share, or approximately $15.1 million. In addition, interest payments on our debt outstanding at December 31, 2007 are estimated to be $17.7 million for 2008.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. The annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2008, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $51.7 million and from EquiTrust Life is $39.2 million.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt.
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of December 31, 2007, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $51.7 million at December 31, 2007.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to help fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in 2007, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $1,418.4 million in 2007, $1,599.1 million in 2006 and $892.2 million in 2005. Positive cash flow from operations is generally used to increase the Life Companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that current levels of cash, available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, will be adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at December 31, 2007, included $72.0 million of short-term investments, $84.0 million of cash and $1,194.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2007 or 2006, except for collateral held at December 31, 2006 for derivative transactions as discussed in Note 2 of our notes to the consolidated financial statements.

Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2007:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$20,328,421	$1,044,445	$2,155,312	$2,474,491	$14,654,173
Subordinated note payable to Capital Trust, including interest payments (2)	288,575	4,850	9,700	9,700	264,325
La Salle Bank revolving line of credit, including interest payments (3)	53,869	2,777	51,092	-	-
2017 Senior Notes, including interest payments	152,875	5,875	11,750	11,750	123,500
2014 Senior Notes, including interest payments	103,519	4,388	8,775	8,775	81,581
Collateral payable for securities lending and other transactions	273,447	273,447	-	-	-
Home office operating leases	13,958	2,604	5,343	5,343	668
Purchase obligations	8,999	7,802	1,184	13	-
Mortgage loan funding	29,400	29,400	-	-	-
Other long-term liabilities (4)	30,028	10,140	6,877	4,818	8,193

Total	$21,283,091	$1,385,728	$2,250,033	$2,514,890	$15,132,440

(1)	Amounts shown in this table are projected payments through the year 2057 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

	Contractual	Balance Sheet
	Obligations	Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$14,983,517	$10,283,680	$4,699,837
(c) Supplementary contracts involving life contingencies	281,328	136,132	145,196

	15,264,845	10,419,812	4,845,033
(b) Traditional life insurance and accident and health products	4,117,591	1,284,068	2,833,523
(c) Supplementary contracts without life contingencies	612,651	439,441	173,210

Total	$19,995,087	$12,143,321	$7,851,766

The more significant factors causing this difference include:
(a)	reserves for products such as annuities and universal life products are generally based on the account values of the contracts without taking into account surrender charges, while the contractual obligations table includes projected cash payments. The following are the reconciling items between these balances (dollars in thousands):

Reserves based on account values, including separate accounts, per table above	$10,283,680
Projected amounts pertaining to:
Accumulation of interest/index credits	3,750,524
Surrender charges	(60,505)
Death benefits on universal life business in excess of projected account values	1,524,752
Net cost of insurance charges on variable and universal life business	(477,973)
Other, net	(36,961)

Contractual obligations per table above	$14,983,517

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
In addition, contractual obligations totaling $333.3 million relating to dividend accumulations and other policy claims are included in the “Other policy claims and benefits” and “Advance premiums and other deposits” lines on the consolidated balance sheets.
(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.
(3)	Interest on the revolving line of credit is assumed to be 5.99% until maturity.
(4)	Includes our estimated future contributions to multiemployer defined benefit plans. Contributions related to the qualified pension plan are included through 2008. No amounts related to the qualified pension plan are included beyond 2008 as the contribution amounts will be re-evaluated based on actual results.
We are also a party to other operating leases with total payments of approximately $0.2 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.
Effects of Inflation
We do not believe that inflation has had a material effect on our consolidated results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risks of Financial Instruments,” for our quantitative and qualitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
We engage Ernst & Young LLP as independent auditors to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP’s audit opinions follow this letter.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBL Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of FBL Financial Group, Inc. and our report dated February 14, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 14, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for the treatment of modifications or exchanges of insurance contracts, income tax contingencies and cash flow hedges on certain fixed annuity contracts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 14, 2008

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2007 - $9,662,986; 2006 - $8,354,564)	$9,522,592	$8,375,796
Fixed maturities – trading, at market (cost: 2006 - $15,000)	–	14,927
Equity securities – available for sale, at market (cost: 2007 - $22,410; 2006 - $35,604)	23,633	50,278
Mortgage loans on real estate	1,221,573	979,883
Derivative instruments	114,771	127,478
Investment real estate, less allowances for depreciation of $0 in 2007 and $2,452 in 2006	2,559	8,711
Policy loans	179,490	179,899
Other long-term investments	1,300	1,300
Short-term investments	72,005	44,354

Total investments	11,137,923	9,782,626

Cash and cash equivalents	84,015	112,292
Securities and indebtedness of related parties	19,957	17,839
Accrued investment income	117,189	103,027
Amounts receivable from affiliates	10,831	17,608
Reinsurance recoverable	123,659	146,789
Deferred policy acquisition costs	991,155	827,720
Deferred sales inducements	321,263	226,647
Value of insurance in force acquired	41,215	42,841
Property and equipment, less allowances for depreciation of $75,365 in 2007 and $73,433 in 2006	49,164	46,030
Current income taxes recoverable	7,412	–
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	192,827	2,009
Other assets	32,458	53,037
Assets held in separate accounts	862,738	764,377

Total assets	$14,002,976	$12,154,012

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2007	2006
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$9,557,073	$8,163,318
Traditional life insurance and accident and health products	1,284,068	1,244,712
Unearned revenue reserve	28,448	28,436
Other policy claims and benefits	31,069	38,133

	10,900,658	9,474,599

Other policyholders’ funds:
Supplementary contracts without life contingencies	439,441	391,113
Advance premiums and other deposits	158,245	159,965
Accrued dividends	11,208	11,766

	608,894	562,844

Amounts payable to affiliates	35	7,319
Long-term debt	316,930	218,399
Current income taxes	–	8,740
Deferred income taxes	28,188	62,380
Collateral payable for securities lending and other transactions	273,447	72,851
Other liabilities	109,104	101,645
Liabilities related to separate accounts	862,738	764,377

Total liabilities	13,099,994	11,273,154

Minority interest in subsidiaries	91	138

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,826,738 shares in 2007 and 28,468,662 shares in 2006	101,221	86,462
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,525	7,519
Accumulated other comprehensive income (loss)	(36,345)	28,195
Retained earnings	827,490	755,544

Total stockholders’ equity	902,891	880,720

Total liabilities and stockholders’ equity	$14,002,976	$12,154,012

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues:
Interest sensitive and index product charges	$114,529	$105,033	$96,258
Traditional life insurance premiums	144,682	138,401	134,618
Net investment income	628,031	535,836	475,443
Derivative income (loss)	(4,951)	70,340	(2,800)
Realized/unrealized gains on investments	5,769	13,971	2,961
Other income	26,539	23,772	21,668

Total revenues	914,599	887,353	728,148
Benefits and expenses:
Interest sensitive and index product benefits	436,637	409,127	289,018
Traditional life insurance benefits	90,808	90,837	85,255
Increase in traditional life future policy benefits	37,682	33,500	36,436
Distributions to participating policyholders	21,420	22,504	22,861
Underwriting, acquisition and insurance expenses	161,820	164,518	152,528
Interest expense	16,666	11,744	13,590
Other expenses	23,760	21,635	19,897

Total benefits and expenses	788,793	753,865	619,585

	125,806	133,488	108,563
Income taxes	(41,051)	(44,368)	(36,780)
Minority interest in loss (earnings) of subsidiaries	49	(126)	(159)
Equity income, net of related income taxes	1,535	1,135	1,218

Net income	86,339	90,129	72,842
Dividends on Series B preferred stock	(150)	(150)	(150)

Net income applicable to common stock	$86,189	$89,979	$72,692

Earnings per common share	$2.90	$3.06	$2.51

Earnings per common share – assuming dilution	$2.84	$3.01	$2.47

Cash dividends per common share	$0.48	$0.46	$0.42

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income (Loss)	Earnings	Equity
Balance at January 1, 2005	$3,000	$62,234	$7,524	$141,240	$618,613	$832,611
Comprehensive income:
Net income for 2005	–	–	–	–	72,842	72,842
Change in net unrealized investment gains/losses	–	–	–	(58,939)	–	(58,939)

Total comprehensive income						13,903
Stock-based compensation, including the issuance of 398,474 common shares under compensation plans	–	10,026	–	–	–	10,026
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(12,159)	(12,159)

Balance at December 31, 2005	3,000	72,260	7,524	82,301	679,146	844,231
Record underfunded status of other postretirement benefit plans	–	–	–	(209)	–	(209)
Comprehensive income:
Net income for 2006	–	–	–	–	90,129	90,129
Change in net unrealized investment gains/losses	–	–	–	(53,897)	–	(53,897)

Total comprehensive income						36,232
Adjustment resulting from capital transactions of equity investee	–	(52)	(5)	–	–	(57)
Stock-based compensation, including the issuance of 528,321 common shares under compensation plans	–	14,254	–	–	–	14,254
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(13,581)	(13,581)

Balance at December 31, 2006	3,000	86,462	7,519	28,195	755,544	880,720
Comprehensive income:
Net income for 2007	–	–	–	–	86,339	86,339
Change in net unrealized investment gains/losses	–	–	–	(64,520)	–	(64,520)
Change in underfunded status of other postretirement benefit plans	–	–	–	(20)	–	(20)

Total comprehensive income						21,799
Adjustment resulting from capital transactions of equity investee	–	67	6	–	–	73
Stock-based compensation, including the issuance of 358,076 common shares under compensation plans	–	14,692	–	–	–	14,692
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(14,243)	(14,243)

Balance at December 31, 2007	$3,000	$101,221	$7,525	$(36,345)	$827,490	$902,891

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities
Net income	$86,339	$90,129	$72,842
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	395,952	279,257	236,561
Change in fair value of embedded derivatives	(5,907)	70,295	4,891
Charges for mortality and administration	(104,989)	(96,940)	(89,758)
Deferral of unearned revenues	1,429	1,035	1,046
Amortization of unearned revenue reserve	(2,292)	(1,666)	(1,274)
Provision for depreciation and amortization of property and equipment	14,324	14,298	13,497
Provision for accretion and amortization of investments	(10,228)	(8,181)	(5,998)
Realized/unrealized gains on investments	(5,769)	(13,971)	(2,961)
Change in fair value of derivatives	3,398	(51,853)	(4,200)
Increase in traditional life and accident and health benefit accruals	39,356	38,114	39,166
Policy acquisition costs deferred	(173,723)	(190,955)	(142,611)
Amortization of deferred policy acquisition costs	68,394	68,541	57,207
Amortization of deferred sales inducements	9,555	18,745	10,418
Amortization of value of insurance in force	5,069	3,458	2,861
Net sale (acquisition) of fixed maturities – trading	15,000	–	(15,006)
Change in accrued investment income	(14,162)	(21,536)	(13,177)
Change in amounts receivable from/payable to affiliates	(507)	(10,866)	772
Change in reinsurance recoverable	23,130	(30,757)	3,599
Change in current income taxes	(16,152)	6,422	(1,485)
Provision for deferred income taxes	521	3,397	918
Other	28,914	(63,792)	49,785

Net cash provided by operating activities	357,652	103,174	217,093

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	554,217	453,942	875,577
Equity securities – available for sale	19,980	32,725	1,759
Mortgage loans on real estate	56,804	79,332	58,649
Derivative instruments	104,950	104,106	12,842
Investment real estate	9,741	554	–
Policy loans	39,522	28,777	36,140
Short-term investments – net	–	134,979	–

	785,214	834,415	984,967

Acquisition of investments:
Fixed maturities – available for sale	(1,852,613)	(1,963,560)	(1,509,254)
Equity securities – available for sale	(205)	(273)	(434)
Mortgage loans on real estate	(298,453)	(218,658)	(158,681)
Derivative instruments	(104,694)	(72,142)	(34,542)
Investment real estate	(536)	–	(40)
Policy loans	(39,113)	(31,804)	(36,399)
Short-term investments – net	(27,651)	–	(151,788)

	(2,323,265)	(2,286,437)	(1,891,138)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Investing activities - continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$127	$9,931	$2,206
Investments in and advances to equity investees	(850)	(1,550)	–
Purchases of property and equipment	(20,463)	(19,630)	(20,110)
Disposal of property and equipment	4,475	6,100	3,223

Net cash used in investing activities	(1,554,762)	(1,457,171)	(920,852)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	2,010,769	2,211,283	1,363,314
Return of policyholder account balances on interest sensitive and index products	(935,385)	(746,824)	(632,263)
Proceeds from long-term debt	98,460	–	–
Repayments of short-term debt	–	–	(46,273)
Receipts (distributions) related to minority interests – net	2	(152)	(186)
Excess tax deductions on stock-based compensation	1,376	1,591	–
Issuance of common stock	8,004	9,002	8,639
Dividends paid	(14,393)	(13,731)	(12,309)

Net cash provided by financing activities	1,168,833	1,461,169	680,922

Increase (decrease) in cash and cash equivalents	(28,277)	107,172	(22,837)
Cash and cash equivalents at beginning of year	112,292	5,120	27,957

Cash and cash equivalents at end of year	$84,015	$112,292	$5,120

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$15,095	$11,744	$11,779
Income taxes	56,133	33,569	36,617
Non-cash operating activity:
Deferral of sales inducements	83,713	90,454	72,872
Non-cash financing activity:
Refinancing of short-term debt	–	–	46,000
See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	Significant Accounting Policies
Nature of Business
FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. EquiTrust Life markets individual annuity products through independent agents and brokers and variable products through alliances with other insurance companies. These sales take place throughout the United States. In addition to writing direct insurance business, EquiTrust Life has assumed closed blocks of life insurance and annuity business through coinsurance agreements. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.
Consolidation
Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.
Accounting Changes
Effective April 1, 2007, we adopted Statement of Financial Accounting Standards (Statement) 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” (DIG G26) which clarifies the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. DIG G26 indicates that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, DIG G26 clarifies that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship are recorded in earnings. Gains or losses previously included in accumulated other comprehensive income (loss) remain in accumulated other comprehensive income (loss) and are amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. As a result of adopting DIG G26, we undesignated the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. Net unrealized gains on these swaps included in accumulated other comprehensive income (loss) totaled $2.8 million at March 31, 2007 and are being amortized into income over the life of the individual swaps. The adoption of DIG G26 decreased net income $2.2 million ($0.07 per basic and diluted common share) during 2007. This guidance does not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item are based on the three-month LIBOR rate.
Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Interpretation No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the Interpretation, a tax position can be recognized in the financial statements if it is more likely than not that the position will be sustained upon examination by taxing authorities who have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting Interpretation No. 48 was not material to our consolidated financial statements; therefore the cumulative effect of change in this accounting principle, totaling $0.3 million, is reflected as an increase to income tax expense

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in our 2007 consolidated income statement. Net income for the full year 2007 was $0.3 million lower ($0.01 per basic and diluted common share) as a result of adopting this Interpretation. We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses.
Effective January 1, 2007, we adopted Statement of Position (SOP) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. The SOP provides guidance on the accounting for internal replacements of one insurance contract for another insurance contract. Under the SOP, an internal replacement that is determined to result in a replacement contract that is substantially changed from the replaced contract is accounted for as an extinguishment of the replaced contract. As an extinguishment, the unamortized deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve from the replaced contract are written off at the time of the extinguishment. An internal replacement that is determined to result in a replacement contract that is substantially unchanged from the replaced contract is accounted for as a continuation of the replaced contract. The impact of adopting SOP 05-1 was not material to our consolidated financial statements for 2007 (estimated to be a $0.1 million decrease to net income – less than $0.01 per basic and diluted common share) as our previous accounting policy for internal replacements substantially conformed to current interpretations of the guidance in the SOP.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires the recognition of an asset or liability in the consolidated balance sheet based on the funded status of a defined benefit postretirement plan and changes in the funded status of the plan are recorded as a component of comprehensive income in the year in which the changes occur. These requirements were effective for fiscal years ending after December 15, 2006. The impact of adopting Statement No. 158 at December 31, 2006 was minimal on our consolidated financial statements as we participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit and other postretirement plans, which are exempt from this Statement. However, we did adopt Statement No. 158 for two small single employer health and medical postretirement plans. The impact of this adoption in 2006 was to increase other liabilities $0.3 million for the underfunded status of these plans, reduce accumulated other comprehensive income (loss) $0.2 million and record a deferred tax asset of $0.1 million. This adoption had no impact on our consolidated statements of income. Statement No. 158 also requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year, beginning with fiscal years ending after December 15, 2008. We plan to adopt the measurement date portion of this Statement in 2008, using the single measurement date method, which will result in a decrease to the beginning balance of retained earnings totaling $0.7 million.
In December 2007, the FASB issued Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary, which requires that the minority interest be reported in equity and the related net income and comprehensive income be included in the respective lines of the consolidated financial statements. This Statement is effective for the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The impact of this adoption on our consolidated financial statements is expected to be immaterial and will primarily result in a reclassification of minority interest as noted above.
In December 2007, the FASB issued Statement No. 141(R), “Business Combinations,” which changes the accounting and reporting of business combination transactions effective for the first annual reporting period beginning on or after December 15, 2008. Statement 141(R) has no immediate impact on our consolidated financial statements, though it will impact our accounting of future acquisitions or consolidations.
In April 2007, the FASB issued Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
early application permitted. At December 31, 2007, we had master netting agreements with counterparties covering cash collateral payable totaling $73.2 million and cash collateral receivable totaling $7.5 million. These amounts are included in the collateral payable for securities lending and other transactions and collateral held for securities lending and other transactions lines on our consolidated balance sheet at December 31, 2007, but will be netted against the fair value of the call options included in derivative instruments and swaps included in other liabilities upon adoption of FSP FIN 39-1 in 2008. This FSP will have no impact on our consolidated statements of income.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits certain financial assets and liabilities to be measured at fair value, with changes in fair value reported in earnings. This election is allowed on an instrument-by-instrument basis and requires additional reporting disclosures. This Statement is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed provided the provisions of Statement No. 157 are also adopted. At this time, we do not intend to elect the fair value option for any financial instruments.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of this Statement and have not yet determined the impact of adoption on our consolidated financial statements, as guidance regarding the proper methodology for determining the fair value of liabilities is still emerging as of the filing date of this Form 10-K.
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
Investments
Fixed Maturities and Equity Securities
Fixed maturity securities, comprised of bonds and redeemable preferred stocks, which may be sold, are designated as “available for sale.” Available-for-sale securities are reported at market value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders’ equity as a component of accumulated other comprehensive income (loss). Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of income. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized. Fixed maturity securities that are purchased with the intent to sell within a short period of time are classified as “trading.” These securities are carried at fair value and unrealized gains and losses are reflected in the consolidated statements of income as a component of realized/unrealized gains on investments. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities’ expected lives.
Equity securities, comprised of common and non-redeemable preferred stocks are designated as “available for sale” and are reported at market value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders’ equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income (loss).

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mortgage Loans on Real Estate
Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.
Derivative Instruments
Derivative instruments include interest rate swaps used to reduce our exposure to increases in market interest rates and call options used to fund index credits on index annuities. In addition, we have embedded derivatives associated with our index annuity business and certain modified coinsurance contracts. All derivatives are recognized as either assets or liabilities in the consolidated balance sheets and measured at fair value.
Interest rate swaps are carried on the consolidated balance sheets as either a derivative instrument or other liability. The swap on our line of credit and, prior to April 1, 2007, the swaps related to our flexible premium deferred annuity contracts are accounted for as cash flow hedges. The effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income (loss). If a portion of the hedges become ineffective, the ineffective portion of any unrealized gain or loss on the swap will be recorded in earnings as a component of derivative income (loss) as it occurs. Prior to April 1, 2007, the net periodic interest settlement between the interest paid and the interest received under the swaps hedging our annuity contracts was recorded as a component of interest sensitive and index product benefits.
For derivatives not designated as a hedging instrument, the change in fair value is recognized in earnings in the period of change. See “Accounting Changes” above and Note 3, “Derivative Instruments,” for more information regarding our derivative instruments and embedded derivatives.
Investment Real Estate
Investment real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value, an impairment loss is recognized and the property’s cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateral Held/Payable for Securities Lending and Other Transactions
We participate in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 100 percent of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the securities are on loan. The collateral is accounted for as a secured borrowing and is recorded as an asset on the consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheet with a market value of $179.5 million were on loan under the program and we were liable for cash collateral under our control totaling $185.3 million at December 31, 2007.
We also obtain or are required to provide collateral relating to certain derivative transactions. We invest cash collateral received and record a liability for amounts owed to counterparties for these transactions. See Note 2, “Investment Operations,” for more information regarding our collateral.
Accrued Investment Income
We discontinue the accrual of investment income on invested assets when it is determined that collection is uncertain.
Realized/Unrealized Gains and Losses on Investments
Realized gains and losses on sales of investments are determined on the basis of specific identification. This line item also includes the change in unrealized gains and losses on trading securities. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in market value that is other than temporary, the carrying value of the investment is reduced to its fair value and a specific write down is taken. Such reductions in carrying value are recognized as realized losses on investments. For fixed maturity securities and equity securities, the fair value becomes the new cost basis for the security and the cost basis is not adjusted for subsequent recoveries in fair value. However, for fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows. It is difficult to estimate cash flows on securities that have been written down for an other-than-temporary impairment due to the inherent variability of cash flows associated with distressed securities. Net investment income for 2007 includes accretion totaling $0.5 million on two previously impaired securities that mature in 2008. No such accretion was recorded in 2006 or 2005.
Market Values
Independent pricing sources are used to obtain market values for nearly all of our fixed maturity securities. The pricing service providers utilize valuation models that vary by asset class and incorporate available trade, bid and other market information. Many fixed income securities in the portfolio do not trade on a daily basis, so available information such as benchmark curves, benchmarking of like securities, reported trades, broker/dealer quotes, issuer spreads, bids, offers, and matrix pricing are utilized in the valuation process. For each type of security, information is gathered from market sources that integrate relevant credit information, perceived market movements and sector news into the pricing process. In addition, models are utilized to develop prepayment and interest rate scenarios. All prices obtained from pricing sources are reviewed by our internal investment trading group for reasonableness based on the underlying characteristics of the security, including relative yield, credit rating market activity and valuations of similar securities. Price discrepancies between providers and any prices that look unusual are investigated by our internal investment professionals for final price determination. In addition, certain fixed maturity securities with a market value totaling $86.8 million at December 31, 2007 and $296.8 at December 31, 2006 are valued by us using a matrix calculation assuming a spread (based on interest rates and a risk assessment of

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the bonds) over U.S. Treasury bond yields. Regardless of the pricing source, we take full responsibility for the reasonableness of all market value estimates.
Market values of the conversion features embedded in convertible fixed maturity securities are estimated using an option-pricing model. Market values of redeemable preferred stocks, equity securities, call options and interest rate swaps are based on the latest quoted market prices, or for those stocks not readily marketable, generally at values which are representative of the market values of comparable issues. Market values for the embedded derivatives in our modified coinsurance contracts are based on the difference between the fair value and the cost basis of the underlying investments. Market values for the embedded derivatives in our reinsurance recoverable relating to call options are based on quoted market prices.
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
We assume, under coinsurance agreements, certain fixed rate and index annuity contracts. Call options used to fund index credits on the assumed index annuities are purchased by and maintained on the books of the ceding company. We record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable on the consolidated balance sheets. See Note 3, “Derivative Instruments,” for more information regarding these call options and see Note 5, “Reinsurance and Policy Provisions,” for additional information regarding these reinsurance agreements.
Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired
Deferred policy acquisition costs include certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Deferred sales inducements include premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.96% in 2007, 4.95% in 2006 and 4.88% in 2005.
For participating traditional life insurance, interest sensitive and index products, these costs are being amortized generally in proportion to expected gross profits (after dividends to policyholders, if applicable) from surrender charges and investment, mortality and expense margins. That amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits/margins (including the impact of investment gains and losses) to be realized from a group of products are revised. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and Equipment
Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $33.4 million at December 31, 2007 and $35.2 million at December 31, 2006, and estimated useful lives that generally range from two to twenty years. Capitalized software costs had a carrying value of $15.8 million at December 31, 2007 and $10.8 million at December 31, 2006, and estimated useful lives that range from two to five years. Depreciation expense for furniture and equipment was $9.0 million in 2007, $9.4 million in 2006 and $8.7 million in 2005. Amortization expense for capitalized software was $5.3 million in 2007, $4.9 million in 2006 and $4.8 million in 2005.
Goodwill
Goodwill includes $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of its net assets acquired. Goodwill also includes $1.2 million of identifiable intangible assets relating to insurance licenses obtained with the acquisition of EquiTrust Life Insurance Company. Goodwill and identifiable intangible assets with indefinite lives are not amortized but are subject to annual impairment testing. We have performed impairment testing using cash flow and other analyses and determined none of our goodwill was impaired as of December 31, 2007 or December 31, 2006.
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
For our direct business, interest crediting rates for interest sensitive products ranged from 2.30% to 5.50% in 2007 and 2006 and from 2.40% to 5.50% in 2005. These ranges exclude certain contracts with an account value totaling $2.5 million with guarantees ranging up to 9.70%. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.00% to 6.00% in 2007 and 2006 and 3.00% to 11.50% in 2005. A portion of the interest credited on our direct business ($9.6 million in 2007, $3.9 million in 2006 and $1.2 million in 2005) represents an additional interest credit on first-year premiums, payable at policy issue or until the first contract anniversary date (first-year bonus interest). These amounts are included as deferred sales inducements.
The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.32% in 2007, 6.33% in 2006 and 6.28% in 2005. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 42% of direct receipts from policyholders during 2007 (2006 – 42% and 2005 – 43%), and represented 13% of life insurance in force at December 31, 2007 (2006 and 2005 – 14%). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.
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
We had undiscounted reserves of $0.1 million at December 31, 2007 and December 31, 2006 to cover estimated future assessments on known insolvencies. We had assets totaling $0.5 million at December 31, 2007 and $0.3 million at December 31, 2006 representing estimated premium tax offsets on paid and future assessments. Expenses incurred for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2007, 2006 and 2005. It is anticipated that estimated future guaranty fund assessments on known insolvencies will be paid during 2008 and substantially all the related future premium tax offsets will be realized during the five-year period ending December 31, 2012. We believe the reserve for guaranty fund assessments is sufficient to provide for future assessments based upon known insolvencies and projected premium levels.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Components of our underwriting, acquisition and insurance expenses are as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,906	$13,497	$13,904
Amortization of deferred policy acquisition costs	68,394	68,541	57,207
Amortization of value of insurance in force acquired	5,069	3,458	2,861
Other underwriting, acquisition and insurance expenses, net of deferrals	74,451	79,022	78,556

Total	$161,820	$164,518	$152,528

Underwriting, acquisition and insurance expenses include a pre-tax charge of $4.9 million ($0.11 per basic and diluted common share) for 2006 relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. The settlement was entered into after adverse judicial rulings were made against us in June 2006. Prior to the issuance of the adverse judicial rulings, a material loss, net of insurance recoveries, was not deemed to be reasonably possible.
Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover those damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed and we continue to believe both claims are valid. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, our financial statements for 2006 include the $4.9 million settlement expense, but any recoveries will be recorded in net income in the period the recovery is received.
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
Other Income and Other Expenses
Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $3.2 million in 2007, $1.7 million in 2006 and $1.1 million in 2005. Lease income from leases with affiliates totaled $12.2 million in 2007, $12.0 million in 2006 and $11.0 million in 2005. Investment advisory fee income from affiliates totaled $1.5 million in 2007 and 2006 and $2.5 million in 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
We have two share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described in more detail in Note 9, “Retirement and Compensation Plans — Stock Compensation Plans.” Effective January 1, 2006, we adopted Statement No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Beginning in 2006, compensation expense includes expense for awards that were granted prior to the adoption date for which the requisite service had not been provided as of the adoption date. In addition, we recognize compensation expense for all share-based payments granted, modified or settled after the date of adoption. The stock option expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. The impact of forfeitures is estimated and compensation expense is recognized only for those options expected to vest. Beginning in 2006, we report stock option-related tax deductions in excess of recognized compensation expense as a financing cash flow, as required under Statement No. 123(R).
As a result of adopting Statement No. 123(R), net income for 2006 was $0.2 million lower (less than $0.01 per basic and diluted common share) than if we had continued to account for share-based compensation under Statement No. 123. This included a cumulative effect adjustment of $0.1 million (less than $0.01 per basic and diluted common share) related to the change in accounting for forfeitures which was recorded as a reduction to compensation expense in our 2006 consolidated income statement. Also, for 2006, $1.6 million of excess tax deductions were classified as financing cash inflows instead of operating cash inflows as they would have been under Statement No. 123. Results for prior periods have not been restated.
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

Year ended
December 31, 2005
(Dollars in thousands, except per share data)
Net income, as reported:	$72,842
Add: Stock-based employee and director compensation expense included in reported net income, net of related tax effects	1,805
Less: Total stock-based employee and director compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,177)

Net income, pro forma	$72,470

Earnings per common share, as reported	$2.51

Earnings per common share, pro forma	$2.50

Earnings per common share – assuming dilution, as reported	$2.47

Earnings per common share – assuming dilution, pro forma	$2.46

Comprehensive Income
Unrealized gains and losses on our available-for-sale securities and certain interest rate swaps are included in accumulated other comprehensive income in stockholders’ equity. Other comprehensive income (loss) excludes net

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
investment gains included in net income which represent transfers from unrealized to realized gains and losses. These amounts totaled $2.7 million in 2007, $7.9 million in 2006 and $1.9 million in 2005. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($0.3) million in 2007, ($4.0) million in 2006 and ($1.5) million in 2005. Beginning in 2006, other comprehensive income (loss) also includes the initial recognition and subsequent changes in the underfunded status of our single employer health and medical postretirement benefit plans totaling $0.2 million in 2007 and 2006.
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
Reclassifications
Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation.
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
Fixed Maturities and Equity Securities
The following tables contain amortized cost and estimated market value information on fixed maturities and equity securities classified as available for sale:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
December 31, 2007
Bonds:
Corporate securities	$4,423,999	$90,715	$(150,038)	$4,364,676
Mortgage and asset-backed securities	2,772,552	16,052	(102,631)	2,685,973
United States Government and agencies	550,410	8,454	(4,524)	554,340
State, municipal and other governments	1,248,887	19,118	(15,106)	1,252,899
Public utilities	633,920	10,973	(13,187)	631,706
Redeemable preferred stocks	33,218	1,369	(1,589)	32,998

Total fixed maturities	$9,662,986	$146,681	$(287,075)	$9,522,592

Equity securities	$22,410	$1,290	$(67)	$23,633

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Market Value
	(Dollars in thousands)
December 31, 2006
Bonds:
Corporate securities	$3,885,233	$96,696	$(59,095)	$3,922,834
Mortgage and asset-backed securities	2,358,263	14,324	(27,601)	2,344,986
United States Government and agencies	612,980	3,702	(13,436)	603,246
State, municipal and other governments	928,473	14,855	(13,950)	929,378
Public utilities	487,226	8,473	(7,996)	487,703
Redeemable preferred stocks	82,389	5,582	(322)	87,649

Total fixed maturities	$8,354,564	$143,632	$(122,400)	$8,375,796

Equity securities	$35,604	$14,850	$(176)	$50,278

Short-term investments have been excluded from the above schedules as amortized cost approximates market value for these securities.
The carrying value and estimated market value of our portfolio of available-for-sale fixed maturity securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized Cost	Market Value
	(Dollars in thousands)
Due in one year or less	$63,476	$63,980
Due after one year through five years.	881,754	895,729
Due after five years through ten years	2,441,018	2,411,240
Due after ten years	3,470,968	3,432,672

	6,857,216	6,803,621
Mortgage and asset-backed securities	2,772,552	2,685,973
Redeemable preferred stocks	33,218	32,998

	$9,662,986	$9,522,592

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net unrealized investment gains (losses) on fixed maturity and equity securities classified as available for sale and interest rate swaps, recorded directly to stockholders’ equity, were comprised of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities – available for sale	$(140,394)	$21,232
Equity securities – available for sale	1,223	14,674
Interest rate swaps	(591)	4,726

	(139,762)	40,632
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	55,490	(2,616)
Deferred sales inducements	28,237	7,779
Value of insurance in force acquired	624	(2,819)
Unearned revenue reserve	(191)	684
Provision for deferred income taxes	19,461	(15,281)

	(36,141)	28,379
Proportionate share of net unrealized investment gains of equity investees	25	25

Net unrealized investment gains (losses)	$(36,116)	$28,404

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($115.9) million in 2007, ($48.1) million in 2006 and ($66.4) million in 2005.
The following tables set forth the estimated market value and unrealized losses of available-for-sale fixed maturity securities in an unrealized loss position that are not deemed to be other-than-temporarily impaired. These are listed by investment category and the length of time the securities have been in an unrealized loss position:
December 31, 2007

	Less than one year		One year or more		Total
			Estimated		Estimated
	Estimated	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities	Market Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Corporate securities	$1,039,886	$(54,032)	$1,148,632	$(96,006)	$2,188,518	$(150,038)
Mortgage and asset-backed securities	611,532	(40,452)	1,119,265	(62,179)	1,730,797	(102,631)
United States Government and agencies	51,200	(372)	97,204	(4,152)	148,404	(4,524)
State, municipal and other governments	142,733	(3,343)	386,840	(11,763)	529,573	(15,106)
Public utilities	137,345	(3,999)	160,611	(9,188)	297,956	(13,187)
Redeemable preferred stocks	5,425	(1,575)	4,986	(14)	10,411	(1,589)

Total fixed maturities	$1,988,121	$(103,773)	$2,917,538	$(183,302)	$4,905,659	$(287,075)

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

	Less than one year		One year or more		Total
			Estimated		Estimated
	Estimated	Unrealized	Market	Unrealized	Market	Unrealized
Description of Securities	Market Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Corporate securities	$669,716	$(10,230)	$1,135,329	$(48,865)	$1,805,045	$(59,095)
Mortgage and asset-backed securities	478,099	(3,599)	942,858	(24,002)	1,420,957	(27,601)
United States Government and agencies	65,407	(1,248)	441,826	(12,188)	507,233	(13,436)
State, municipal and other governments	368,864	(7,368)	132,356	(6,582)	501,220	(13,950)
Public utilities	111,348	(1,030)	145,726	(6,966)	257,074	(7,996)
Redeemable preferred stocks	4,963	(36)	9,761	(286)	14,724	(322)

Total fixed maturities	$1,698,397	$(23,511)	$2,807,856	$(98,889)	$4,506,253	$(122,400)

Included in the above table are 863 securities from 538 issuers at December 31, 2007 and 780 securities from 513 issuers at December 31, 2006. These increases are primarily due to an increase in spreads between the risk-free and corporate and other bond yields. The following summarizes the details describing the more significant unrealized losses by investment category as of December 31, 2007.
Corporate securities: The unrealized losses on corporate securities, which include redeemable preferred stocks, totaled $151.6 million, or 52.8% of our total unrealized losses. The largest losses were in the financial services sector ($1,106.7 million carrying value and $91.7 million unrealized loss) and in the manufacturing sector ($507.8 million carrying value and $31.7 million unrealized loss). The largest unrealized losses in the financial services sector were in the depository institutions sector ($345.3 million carrying value and $32.9 million unrealized loss) and the holding and other investment offices sector ($480.7 million carrying value and $30.8 million unrealized loss). The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets these institutions hold. The majority of securities in the holding and other investment offices sector are real estate investment trust bonds. The unrealized losses in this sector are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets. The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($90.7 million carrying value and $10.0 million unrealized loss) and the printing and publishing sector ($31.9 million carrying value and $4.1 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening due to a decrease in market liquidity, an increase in market volatility and concerns about the general health of the economy. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $102.6 million, or 35.8% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and other risky mortgages. There were also concerns regarding potential downgrades or defaults of bond insurers providing credit protection for underlying issuers. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. At December 31, 2007, our investment in subprime mortgages totaled $29.3 million, or 0.3% of our total fixed income portfolio. We also held investments with exposure to the Alt-A home equity loan sector, ($728.9 million carrying value and $55.8 million unrealized loss). All securities with subprime or Alt-A exposure, except for one are AAA rated. In addition, at December 31, 2007, $209.3 million of our mortgage and asset-backed securities were wrapped with credit enhancing insurance. We believe these securities were underwritten at investment grade excluding any credit enhancing protection. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $4.5 million, or 1.6% of our total unrealized losses, and were caused by spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
State, municipal and other governments: The unrealized losses on state, municipal and other governments totaled $15.1 million, or 5.2% of our total unrealized losses, and were primarily caused by general spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in market value is attributable to increased spreads and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Public utilities: The unrealized losses on public utilities totaled $13.2 million, or 4.6% of our total unrealized losses, and were caused primarily by spread widening. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Regarding our entire portfolio, we monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:
•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of the unrealized loss;
•	length of time the security has been in an unrealized loss position; and
•	our intent and ability to hold the security.
We held one collateralized debt obligation partially backed by subprime mortgages with an amortized cost of $10.0 million at December 31, 2007 and 2006 and an estimated fair value of $1.5 million at December 31, 2007 and $9.9 million at December 31, 2006. We believe the decline in market value on this security is attributable to spread widening from market liquidity and credit quality concerns. This security is rated investment grade by two major rating agencies, remains adequately collateralized and is expected to continue its principal and interest payments. We also have the intent and ability to hold this investment until a recovery of fair value, which may be maturity, therefore we do not consider it to be other-than-temporarily impaired at December 31, 2007.
We also have $0.1 million of gross unrealized losses on equity securities with an estimated market value of $0.7 million at December 31, 2007 and $0.2 million of gross unrealized losses on equity securities with an estimated market value of $0.7 million at December 31, 2006. These equity securities have been in an unrealized loss position for more than one year.

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
We establish an allowance, consisting of specific reserves, for possible losses against our mortgage loan portfolio. There were no impaired loans (those loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements) requiring a valuation allowance at December 31, 2007, 2006 and 2005. An analysis of the allowance provided in 2005 is as follows:

Year ended
December 31, 2005
(Dollars in thousands)
Balance at beginning of year	$3,500
Realized losses	479
Sales	(3,979)

Balance at end of year	$–

Investment Real Estate
We establish an allowance, consisting of specific reserves, for possible losses against our investment real estate. There were no real estate investments requiring a valuation allowance at December 31, 2007. An analysis of the allowance provided in 2006 and 2005 is as follows:

	Year ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$700	$618
Realized losses	51	82
Sales	(751)	–

Balance at end of year	$–	$700

Net Investment Income
Components of net investment income are as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Fixed maturities – available for sale	$542,669	$463,723	$407,443
Fixed maturities – trading	195	546	277
Equity securities – available for sale	511	522	529
Mortgage loans on real estate	68,201	58,042	52,233
Investment real estate	461	435	1,212
Policy loans	10,800	10,415	10,617
Short-term investments, cash and cash equivalents	11,104	3,693	1,946
Prepayment fee income and other	5,345	6,262	7,638
Interest paid on collateral held	(4,526)	(1,243)	(3)

	634,760	542,395	481,892
Less investment expenses	(6,729)	(6,559)	(6,449)

Net investment income	$628,031	$535,836	$475,443

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Realized and Unrealized Gains and Losses
Realized/unrealized gains (losses), recorded as a component of income, and the change in unrealized appreciation/depreciation on investments and interest rate swaps, recorded as a component of the change in accumulated other comprehensive income (loss), are summarized below:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Realized/unrealized – income
Fixed maturities – available for sale	$(2,743)	$(1,521)	$2,924
Fixed maturities – trading	73	83	(156)
Equity securities – available for sale	5,794	13,492	432
Mortgage loans on real estate	—	—	(479)
Investment real estate	2,645	(19)	240
Securities and indebtedness of related parties	—	1,936	—

Realized/unrealized gains on investments	$5,769	$13,971	$2,961

Unrealized – accumulated other comprehensive income (loss)
Fixed maturities – available for sale	$(161,626)	$(87,587)	$(140,796)
Equity securities – available for sale	(13,451)	(13,258)	12,128
Interest rate swaps	(5,317)	(798)	2,282

Change in unrealized appreciation/depreciation of investments	$(180,394)	$(101,643)	$(126,386)

The income on fixed maturity securities classified as trading represents unrealized gains (losses) relating to securities held as of December 31, 2006 and December 31, 2005 that matured in 2007.
An analysis of sales, maturities and principal repayments of our available-for-sale fixed maturities portfolio is as follows:

		Gross Realized	Gross Realized
	Amortized Cost	Gains	Losses	Proceeds
	(Dollars in thousands)
Year ended December 31, 2007
Scheduled principal repayments and calls – available for sale	$497,676	$—	$—	$497,676
Sales – available for sale	55,088	1,626	(173)	56,541

Total	$552,764	$1,626	$(173)	$554,217

Year ended December 31, 2006
Scheduled principal repayments and calls – available for sale	$393,789	$—	$—	$393,789
Sales – available for sale	59,454	1,226	(527)	60,153

Total	$453,243	$1,226	$(527)	$453,942

Year ended December 31, 2005
Scheduled principal repayments and calls – available for sale	$657,080	$—	$—	$657,080
Sales – available for sale	214,453	6,391	(2,347)	218,497

Total	$871,533	$6,391	$(2,347)	$875,577

Realized losses on fixed maturities totaling $4.3 million in 2007, $2.3 million in 2006 and $2.2 million in 2005 were incurred as a result of writedowns for other-than-temporary impairment of fixed maturity securities.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income taxes include a provision of $2.0 million in 2007, $4.9 million in 2006 and $1.0 million in 2005 for the tax effect of realized gains and losses.
Variable Interest Entities
We have investments in variable interest entities for which we are not considered the primary beneficiary. These investments consist of a real estate limited partnership and certain mezzanine commercial real estate loans on real estate properties. The real estate limited partnership had revenues totaling $2.7 million for 2007, $3.2 million for 2006 and $2.8 million for 2005. There were two real estate projects in 2007, one in 2006 and three in 2005. Each real estate project has assets totaling less than $21.0 million at December 31, 2007, less than $5.0 million at December 31 2006 and less than $17.0 million at December 31, 2005. Our investments in these real estate projects were made during the period from 2002 to 2007. Our maximum exposure to loss is the carrying value of our investments which totaled $13.2 million at December 31, 2007 and $11.7 million at December 31, 2006 for the real estate limited partnership and $3.6 million at December 31, 2007 and $0.8 million at December 31, 2006 for the mezzanine commercial real estate loans.
Other
We have a common stock investment in American Equity Investment Life Holding Company (AEL), valued at $12.6 million at December 31, 2007 and $39.4 million at December 31, 2006. American Equity underwrites and markets life insurance and annuity products throughout the United States. We sold a portion of our investment in AEL and realized gains totaling $6.1 million in 2007 and $13.5 million in 2006. We coinsure a closed block of annuity business from a subsidiary of AEL.
During 2006, we sold our equity investment in Western Agricultural Insurance Company, an affiliate, at its fair market value of $7.9 million, to Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), another affiliate. A realized gain of $1.9 million was recognized on this transaction.
At December 31, 2007, affidavits of deposits covering investments with a carrying value totaling $10,652.9 million were on deposit with state agencies to meet regulatory requirements. Also, fixed maturity securities with a carrying value of $51.2 million were on deposit with the Federal Home Loan Bank as collateral for a funding agreement.
At December 31, 2007, we had committed to provide additional funding for mortgage loans on real estate aggregating $29.4 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.
We held cash collateral for derivative and other transactions totaling $87.9 million at December 31, 2007 and $70.5 million at December 31, 2006 that was invested and included in the consolidated balance sheets with corresponding amounts recorded in collateral payable for securities lending and other transactions. We also had securities we held as off-balance sheet collateral for derivative transactions with a market value totaling $10.5 million at December 31, 2006. No such off-balance sheet collateral was held at December 31, 2007.
The carrying value of investments which have been non-income producing for the twelve months preceding
December 31, 2007 include real estate, fixed income, equity securities and other long-term investments totaling $2.4 million.
No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders’ equity at December 31, 2007.
3)	Derivative Instruments
We have entered into six interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $300.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. As described in Note 1, “Significant Accounting Policies — Accounting Changes,” we were required to undesignated these hedging relationships in the second quarter of 2007. As a result, the net interest rate settlements on the interest rate swaps are recorded as a component of derivative income beginning April 1, 2007. The interest rate settlements increased derivative income $2.9 million in 2007 and decreased interest sensitive product benefits $1.0 million in 2007, $3.7 million in 2006 and $1.0 million in 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Beginning in 2006, we also entered into one interest rate swap to hedge the variable component of the interest rate on our line of credit borrowings. The terms of this swap provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. Any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to the outstanding debt on this line of credit. Interest expense decreased $0.3 million in 2007 and $0.2 million in 2006 as a result of the net interest settlements on this swap.
Details regarding the swaps are as follows (dollars in thousands):

				Carrying and Fair Value at December 31,
Maturity	Notional	Receive	Pay
Date	Amount	Rate	Rate	2007	2006
4/1/2008	$50,000	3 month LIBOR*	3.865%	$120	$860
7/1/2008	50,000	1 month LIBOR*	2.579	440	1,900
7/1/2008	50,000	1 month LIBOR*	2.465	451	1,978
1/1/2010	50,000	1 month LIBOR*	4.858	(1,080)	343
10/7/2010	46,000	3 month LIBOR*	4.760	(1,159)	368
12/1/2010	50,000	1 month LIBOR*	5.040	(1,640)	97
6/1/2011	50,000	1 month LIBOR*	5.519	(2,554)	(820)

				$(5,422)	$4,726

     * London Interbank Offered Rate
We formally documented hedging relationships, including identification of the interest rate swaps as the hedging instruments and interest credited to the related flexible premium deferred annuity contract liabilities or interest expense on the line of credit as the hedged transactions. We also documented our risk management objectives and strategies for undertaking these transactions. There was no ineffectiveness recorded in the consolidated statements of income during 2007, 2006, or 2005 for instruments designated as hedges.
We assume index annuity business under a coinsurance agreement and write index annuities directly. Index annuities guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. Most of the premium received is invested in investment grade fixed income securities and a portion of the premium received from the contract holder is used to purchase derivatives consisting of one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. Although the call options are designed to be effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums.
We held call options relating to our direct business with a fair value of $114.8 million at December 31, 2007 and $121.9 million at December 31, 2006. Our share of call options assumed, which is recorded as embedded derivatives in reinsurance recoverable, totaled $22.4 million at December 31, 2007 and $42.5 million at December 31, 2006. Derivative income (loss) includes ($3.0) million for 2007, $70.5 million for 2006 and ($2.3) million for 2005 relating to call option proceeds and changes in fair value.
The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is included in interest sensitive and index product benefits in the consolidated statements of income and totaled $(5.9) million for 2007, $70.3 million for 2006 and $4.9 million for 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.1 million at December 31, 2007 and 2006, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was $0.2 million at December 31, 2007 and less than $0.1 million at December 31, 2006 and 2005. Derivative income (loss) from our modified coinsurance contracts totaled $0.1 million in 2007, less that $0.1 million in 2006 and ($0.4) million in 2005.
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
Fixed maturity securities: Fair values for fixed maturity securities are obtained primarily from a variety of independent pricing sources, whose results undergo evaluation by our internal investment professionals.
Equity securities: The fair values for equity securities are based on quoted market prices, where available. For equity securities that are not actively traded, estimated fair values are based on values of comparable issues.
Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows of each loan at an interest rate equal to a spread above the U.S. Treasury bond yield that corresponds to the loan’s expected life. These spreads are based on overall market pricing of commercial mortgage loans at the time of valuation.
Derivative instruments: Fair values for call options and interest rate swaps are based on quoted market prices.
Policy loans: Fair values are estimated by discounting expected cash flows using a risk-free interest rate based on the U.S. Treasury curve.
Cash, short-term investments, other long-term investments and collateral held and payable for securities lending: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other assets and other liabilities: Fair values for the embedded derivatives in our modified coinsurance contracts under which we cede business are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. Other liabilities also include interest rate swaps with fair values based on quoted market prices. We are not required to estimate fair value for the remainder of the other assets or other liabilities balances.
Assets held in separate accounts: Separate account assets are reported at estimated fair value in our consolidated balance sheets based on quoted net asset values of the underlying mutual funds.
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
The following sets forth a comparison of the fair values and carrying values of our financial instruments subject to the provisions of Statement No. 107:

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Dollars in thousands)
Assets
Fixed maturities – available for sale	$9,522,592	$9,522,592	$8,375,796	$8,375,796
Fixed maturities – trading	–	–	14,927	14,927
Equity securities – available for sale	23,633	23,633	50,278	50,278
Mortgage loans on real estate	1,221,573	1,244,718	979,883	1,003,218
Derivative instruments	114,771	114,771	127,478	127,478
Policy loans	179,490	215,208	179,899	204,895
Other long-term investments	1,300	1,300	1,300	1,300
Cash and short-term investments	156,020	156,020	156,646	156,646
Reinsurance recoverable	22,509	22,509	42,613	42,613
Collateral held for securities lending	192,827	192,827	2,009	2,009
Other assets	150	150	37	37
Assets held in separate accounts	862,738	862,738	764,377	764,377

Liabilities
Future policy benefits	$8,666,463	$7,670,795	$7,268,910	$6,425,829
Other policyholders’ funds	596,557	601,966	550,008	575,389
Long-term debt	316,930	273,971	218,399	170,791
Collateral payable for securities lending	273,447	273,447	72,851	72,851
Other liabilities	6,433	6,433	820	820
Liabilities related to separate accounts	862,738	837,591	764,377	741,790

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5) Reinsurance and Policy Provisions
Reinsurance
In the normal course of business, we seek to limit our exposure to loss on any single insured or event and to recover a portion of benefits paid by ceding a portion of our exposure to other insurance enterprises or reinsurers. Our reinsurance coverage for life insurance varies according to the age and risk classification of the insured with retention limits ranging up to $1.1 million of coverage per individual life. New sales of certain term life products are reinsured on a first dollar quota share basis. We do not use financial or surplus relief reinsurance. Life insurance in force ceded on a consolidated basis totaled $8,482.8 million (20.6% of direct life insurance in force) at December 31, 2007 and $8,012.8 million (20.9% of direct life insurance in force) at December 31, 2006.
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
We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 65% of catastrophic losses after other reinsurance and a deductible of $0.8 million. Pool losses are capped at $12.8 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $4.5 million per event.
In total, insurance premiums and product charges have been reduced by $30.8 million in 2007, $30.7 million in 2006 and $30.4 million in 2005 and insurance benefits have been reduced by $13.7 million in 2007, $21.2 million in 2006 and $15.7 million in 2005 as a result of cession agreements.
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
We have assumed closed blocks of certain traditional life, universal life and annuity business through coinsurance agreements. In addition, we assume variable annuity and variable life business from alliance partners through modified coinsurance arrangements.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Life insurance in force assumed on a consolidated basis totaled $1,573.7 million (4.6% of total life insurance in force) at December 31, 2007 and $1,626.5 million (5.1% of total life insurance in force) at December 31, 2006. Premiums and product charges assumed totaled $24.5 million in 2007, $26.0 million in 2006 and $24.8 million in 2005. Insurance benefits assumed totaled $9.7 million in 2007, $10.9 million in 2006 and $10.7 million in 2005.
Policy Provisions
An analysis of the value of insurance in force acquired is as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$45,660	$49,118	$51,979
Accretion of interest during the year	1,819	6,186	2,218
Amortization of asset	(6,888)	(9,644)	(5,079)

Balance prior to impact of net unrealized investment gains and losses	40,591	45,660	49,118
Impact of net unrealized investment gains and losses	624	(2,819)	(2,552)

Balance at end of year	$41,215	$42,841	$46,566

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2008 — $2.6 million; 2009 — $2.6 million; 2010 — $2.7 million; 2011 — $2.5 million; 2012 — $2.3 million; and thereafter, through 2030 — $27.9 million.
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

	December 31, 2007		December 31, 2006
	Separate		Separate
	Account	Net Amount at	Account	Net Amount at
Type of Guarantee	Balance	Risk	Balance	Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$241,716	$365	$254,001	$1,903
Return the greater of highest anniversary value or net deposits	478,694	6,925	339,982	382
Incremental death benefit	442,323	42,015	387,260	34,649

Total		$49,305		$36,934

The separate account assets are principally comprised of stock and bond mutual funds. The reserve for GMDBs and IDBs, determined using scenario-based modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $1.2 million at December 31, 2007 and 2006. The weighted average age of the contract holders with a GMDB or IDB rider was 54 years at December 31, 2007 and 59 years at December 31, 2006.
Incurred benefits for GMDBs and IDBs totaled $0.1 million for 2007, $0.3 million for 2006 and $0.6 million for 2005. Paid benefits for GMDBs and IDBs totaled $0.1 million for 2007, less than $0.1 million for 2006 and $0.1 million for 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Income tax expenses (credits) are included in the consolidated financial statements as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Taxes provided in consolidated statements of income on:
Income before minority interest in earnings of subsidiaries and equity income:
Current	$40,530	$40,993	$35,862
Deferred	521	3,375	918

	41,051	44,368	36,780

Equity income – current	827	612	656

Taxes provided in consolidated statements of changes in stockholders’ equity:
Change in net unrealized investment gains/losses – deferred	(34,742)	(29,022)	(31,735)
Adjustment resulting from capital transaction of equity investee – deferred	39	(31)	–
Change in underfunded status of other post-retirement benefit plans – deferred	(10)	(112)	–
Issuance of shares under stock option plan – current	(1,376)	(1,614)	(1,387)
Issuance of shares under stock option plan – deferred	–	22	–

	(36,089)	(30,757)	(33,122)

	$5,789	$14,223	$4,314

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The effective tax rate on income before income taxes, minority interest in earnings of subsidiaries and equity income is different from the prevailing federal income tax rate as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income before income taxes, minority interest in earnings of subsidiaries and equity income	$125,806	$133,488	$108,563

Income tax at federal statutory rate (35%)	$44,032	$46,721	$37,997
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(2,700)	(1,963)	(1,495)
Reversal of tax accruals no longer necessary based on events and analysis performed during the year	–	(525)	(525)
Interest on Series C mandatorily redeemable preferred stock	–	–	805
Other items	(281)	135	(2)

Income tax expense	$41,051	$44,368	$36,780

The tax effect of temporary differences giving rise to our deferred income tax assets and liabilities is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred income tax liabilities:
Deferred policy acquisition costs	$298,703	$246,830
Deferred sales inducements	112,452	79,432
Value of insurance in force acquired	14,425	14,994
Property and equipment	9,162	8,718
Fixed maturity and equity securities	–	16,754
Other	1,299	2,287

	436,041	369,015
Deferred income tax assets:
Fixed maturity and equity securities	46,481	–
Future policy benefits	342,244	289,806
Accrued dividends	3,923	4,149
Accrued benefit and compensation costs	12,469	10,851
Other	2,736	1,829

	407,853	306,635

Net deferred income tax liability	$28,188	$62,380

As discussed in Note 1 above, the impact of adopting Interpretation No. 48 was not material to our consolidated financial statements. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.
7) Credit Arrangements
We have a $60.0 million revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. This agreement is effective through October 31, 2010 and interest on any borrowings accrues at a variable rate (5.99% at December 31, 2007 and 6.12% at December 31, 2006). Under this agreement, we are required to meet certain financial covenants. In addition, we are prohibited from incurring additional indebtedness in excess of $25.0 million without prior approval from the banks while this line of credit is in effect. Debt outstanding on this line of credit totaled $46.0 million at December 31, 2007 and 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On March 12, 2007, we issued $100.0 million of 5.875% Senior Notes due March 15, 2017 (2017 Senior Notes). Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 each year. The 2017 Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the 2017 Senior Notes after underwriting fees, offering expenses and original issue discount, which are being amortized over the term of the 2017 Senior Notes, using the effective interest method. The notes offering would have caused us to violate the covenants of our revolving line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A. Therefore, on March 12, 2007, the line of credit agreement was amended to allow for the Senior Notes due 2017 without violating the financial covenants of that agreement.
In April 2004, we issued $75.0 million of 5.85% Senior Notes due April 15, 2014 (2014 Senior Notes). Interest on the Senior Notes due 2014 is payable semi-annually on April 15 and October 15 each year. The 2014 Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.5 million from the issuance of the 2014 Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock, which are being amortized over the term of the 2014 Senior Notes, using the effective interest method. We amended our line of credit agreement with LaSalle Bank National Association and Bankers Trust Company, N.A in 2004 to allow for the 2014 Senior Notes without violating the financial covenants of that agreement.
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
Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). FBL Financial Group, Inc. (parent company) issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. FBL Financial Group, Inc. also has a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by AEL. As of December 31, 2007 and 2006, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (eight to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement which results in the IFBF, which owns 64% of our voting stock as of December 31, 2007, maintaining control of the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.
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
As multiemployer plans, the assets we contribute to the plans are commingled with the assets contributed by the other employers. Accordingly, unless noted otherwise, we do not separate the disclosure information below between amounts attributable to us and amounts attributable to the other employers. The measurement date for the plans is September 30. As mentioned in Note 1, “Significant Accounting Policies — Accounting Changes” beginning in 2008, the measurement date for the plans will be changed to December 31 as required by Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”
The plans’ funded status for all employers combined, compared to amounts recognized in our consolidated financial statements under rules for multiemployer plans follows:

	As of or for the year ended
	December 31,
	2007	2006
	(Dollars in thousands)
Change in benefit obligation – all employers
Net benefit obligation at beginning of the year	$261,289	$271,098
Service cost	9,364	9,583
Interest cost	13,903	13,711
Actuarial gain	(3,446)	(9,713)
Benefits paid	(20,564)	(23,390)
Other	192	–

Net benefit obligation at end of the year	260,738	261,289

Change in plan assets – all employers
Fair value of plan assets at beginning of the year	182,452	172,281
Actual return on plan assets	13,515	8,444
Employer contributions	32,053	25,117
Benefits paid	(20,564)	(23,390)

Fair value of plan assets at end of the year	207,456	182,452

Funded status at end of the year	$(53,282)	$(78,837)

As also mentioned in Note 1, Statement No. 158 does not require the recognition of an asset or liability in the consolidated balance sheets for the funded status of multiemployer plans. Under Statement No. 158, a liability totaling $53.3 million at December 31, 2007 and $78.8 million at December 31, 2006 would have been recorded for all employers for the underfunded status of the plans. The following table illustrates the incremental effect of applying Statement No. 158 at December 31, 2006 if the employers followed the single-employer accounting model.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2006
			After
			Application of
	Before Application of		Statement No.
	Statement No. 158	Adjustments	158

	(Dollars in thousands)
Liability for pension benefits	$(47,922)	$(30,915)	$(78,837)
Intangible asset	5,523	(5,523)	–
Accumulated other comprehensive income (loss)	35,744	36,438	72,182

Net amount recognized – all employers	$(6,655)	$–	$(6,655)

Components of net periodic pension cost for all employers are as follows:

	Year ended December 31,
	2007	2006	2005

	(Dollars in thousands)
Service cost	$9,364	$9,583	$8,647
Interest cost	13,903	13,711	13,635
Expected return on assets	(12,347)	(10,984)	(10,848)
Amortization of prior service cost	775	804	1,583
Amortization of actuarial loss	4,479	5,593	4,185
Special termination benefits	–	–	1,617

Net periodic pension cost – all employers	$16,174	$18,707	$18,819

The plans’ prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor, as allowed under Statement No. 87, “Employers Accounting for Pensions,” to determine the amounts to amortize. It is expected that net periodic pension cost for all employers in 2008 will include $3.8 million for amortization of the actuarial loss and $0.8 million of prior service cost amortization.
Expected benefits to be paid for all employers are as follows: 2008 — $27.0 million, 2009 — $22.0 million, 2010 — $23.1 million, 2011 — $23.7 million, 2012 — $23.1 million and 2013 through 2017 - $114.6 million. We expect contributions to the plans for 2008 for all employers to be approximately $17.6 million, of which $5.6 million is expected to be contributed by us.
We continue to follow Statement No. 87 for multiemployer plans. We record our proportionate share of prepaid or accrued pension cost and net periodic pension cost as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$14,342	$9,680
Accrued benefit cost	(10,666)	(10,285)

Net amount recognized in our consolidated financial statements	$3,676	$(605)

Net periodic pension cost recorded in our consolidated income statements totaled $5.9 million in 2007, $6.4 million in 2006 and $7.8 million in 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information for pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Projected benefit obligation – all employers	$260,738	$261,289
Accumulated benefit obligation – all employers	228,574	230,375
Fair value of plan assets – all employers	207,456	182,453
Weighted average assumptions used to determine benefit obligations disclosed above are as follows:

	December 31,
	2007	2006
Discount rate	6.01%	5.60%
Annual salary increases	4.00%	4.00%
We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a “spot’ yield curve known as the Citigroup Pension Discount Liability Index yield curve. This curve is constructed from the Treasury curve by adding option-adjusted spreads that are drawn from the double-A corporate sector of the Salomon Broad Investment-Grade Bond Index. The bonds with “excessive” call exposure are excluded, as well as securities with abnormal option-adjusted spreads. The final spreads are determined using this “call-protected” sample of double-A corporate bonds.
Weighted average assumptions used to determine net periodic pension cost are as follows:

	Year Ended December 31,
	2007	2006	2005
Discount rate	5.60%	5.50%	5.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.00%	4.00%
During 2005, we began executing our long-term investment strategy of diversifying the plans’ assets into equity securities with the long-term target allocation being approximately 60% deposit administration fund contracts and 40% equities. At December 31, 2007, the plans’ assets were invested 67% in deposit administration fund contracts held by Farm Bureau Life and 33% in diversified equities. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) to maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long-term investment strategy of the plans. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.
Effective January 1, 2008, certain provisions in the plans were modified. As a result of these modifications, we expect a reduction in future costs associated with the plans of $1.0 million per year.
Other Retirement Plans
We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. We contribute FBL Financial Group, Inc. stock in an amount equal to 100% of an employee’s contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee’s contributions between 2% and 4% of the annual salary contributed by the employee. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $1.0 million in 2007 and $0.9 million in 2006 and 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to retirees. See Note 1, “Significant Accounting Policies — Accounting Changes,” for additional details regarding the impact of adopting Statement No. 158 for these plans. Postretirement benefit expense aggregated $0.1 million in 2007 and 2006 and $0.2 million in 2005.
Stock Compensation Plans
We have two share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $4.9 million for 2007, $3.1 million for 2006 and $2.1 million for 2005. The income tax benefit recognized in the income statement for these arrangements totaled $1.8 million for 2007, $1.1 million for 2006 and $0.6 million for 2005.
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

	Year ended December 31,
	2007		2006		2005
Weighted average risk-free interest rate		4.73%		4.33%		4.01%
Dividend yield		1.35%		1.40%		1.50%
Weighted average volatility factor of the expected market price		0.20		0.24		0.32
Weighted average expected term	5.7	years	5.6	years	6.4	years
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. For 2007 and 2006, the weighted-average expected term for the majority of our options was presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the “shortcut method.” We assume the contractual term approximates the expected life for the remaining options. For 2005, we used historical data to estimate option exercises and employee terminations to determine the expected term assumption. For 2007 and 2006 we used the shortcut method, as permitted under Statement No. 123(R), due to limited historical share option exercise experience. The change in this assumption in 2006 did not have a material impact on the expected term of the stock options.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of stock option activity is as follows:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Number of	Average Exercise	Term (in	Intrinsic
	Shares	Price per Share	Years)	Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2007	2,091,712	$24.22
Granted	487,976	37.83
Exercised	(294,774)	20.72
Forfeited or expired	(24,317)	31.28

Shares under option at December 31, 2007	2,260,597	27.54	5.85	$17,391

Vested at December 31, 2007 or expected to vest in the future	2,203,849	$27.47	5.81	$17,093

Exercisable options at December 31, 2007	1,341,172	$24.64	4.53	$13,708

(1)	Represents the difference between the stock price and exercise price for each option, excluding options where the exercise price is above the stock price, at December 31, 2007.
The weighted average grant-date fair value of options granted per common share was $9.27 for 2007, $8.64 for 2006 and $8.86 for 2005. The intrinsic value of options exercised during the year totaled $5.4 million for 2007, $6.9 million for 2006 and $5.0 million for 2005.
Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $3.0 million as of December 31, 2007. This expense is expected to be recognized over a weighted-average period of 2.4 years.
We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $5.9 million for 2007, $6.6 million for 2006 and $5.1 million for 2005. The actual tax benefit realized from stock options exercised totaled $1.6 million for 2007, $2.0 million for 2006 and $1.5 million for 2005.
Performance Based Restricted Stock
We also grant restricted Class A common shares to certain executives. The restrictions on this stock lapse and the stock vests if we meet or exceed operating goals, such as earnings per share and return on equity targets within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the restricted stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period are currently contingent upon vesting.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of restricted stock activity is as follows:

		Weighted-
		Average Grant-
		Date Fair Value
	Number of Shares	per Share
Restricted stock at January 1, 2007	214,588	$30.78
Granted	106,966	40.25
Released	(40,667)	25.65
Forfeited	(24,346)	32.87

Restricted stock at December 31, 2007	256,541	34.99

Unrecognized compensation expense related to unvested share-based compensation granted under the restricted stock arrangement totaled $1.3 million as of December 31, 2007. This expense is expected to be recognized over a weighted-average period of 1.2 years. The tax benefit realized from restricted stock released to employees was $0.6 million as of December 31, 2007. We have a policy of withholding shares to cover tax payments and expect to withhold approximately 15,000 shares during 2008, based on estimates of restricted shares we expect to vest and be released.
At December 31, 2007, shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 4,409,078.
Other
We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 46,846, at December 31, 2007 and 41,272 at December 31, 2006. At December 31, 2007, shares of Class A common stock available for future issuance under the Director Compensation Plan totaled 50,369. We also have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the Company who are required to meet certain stated common stock ownership guidelines are allowed to use their base salary and annual cash bonus to purchase deferred stock units. Under this plan, we have deferred stock units outstanding totaling 19,600 at December 31, 2007 and 11,960 at December 31, 2006. At December 31, 2007, shares of Class A common stock available for future issuance under this plan totaled 230,400.
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
We leased office space from Farm Bureau Mutual through December 2005. Related lease expense totaled $0.8 million in 2005.
We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. Fee income for these services totaled $3.1 million in 2007 and $2.6 million in 2006 and 2005. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $1.0 million in 2007, $1.1 million in 2006 and $1.0 million in 2005.
We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and another affiliate. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $7.6 million in 2007, $7.2 million in 2006 and $7.3 million in 2005 relating to these arrangements.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.4 million in 2007, 2006 and 2005. We have similar arrangements with the Kansas Farm Bureau and other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.3 million in 2007, $1.2 million in 2006 and $1.1 million in 2005.
Prior to 2006, we had an administrative services agreement with a subsidiary of AEL under which we provided investment accounting and claims processing, accounting, compliance and other administrative services. Fee income from performing these services totaled $0.4 million in 2005.
11) Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2007, management is not aware of any claims for which a material loss is reasonably possible. See Note 1, “Significant Accounting Policies – Recognition of Premium Revenue and Costs” for disclosure of a gain contingency relating to a lawsuit.
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
We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2007, are as follows: 2008 — $2.6 million; 2009 — $2.7 million; 2010 — $2.7 million; 2011 — $2.7 million; 2012 — $2.7 million and 2013 — $0.7 million. Rent expense for the lease totaled $3.1 million in 2007, $3.0 million in 2006 and $3.1 million in 2005. These amounts are net of $1.4 million in 2007, 2006 and 2005 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $7.3 million at December 31, 2007 and $8.7 million at December 31, 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12) Earnings per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Numerator:
Net income	$86,339	$90,129	$72,842
Dividends on Series B preferred stock	(150)	(150)	(150)

Numerator for earnings per common share - income available to common stockholders	$86,189	$89,979	$72,692

Denominator:
Weighted average shares	29,653,470	29,332,661	28,879,177
Deferred common stock units relating to deferred compensation plans	60,792	46,704	30,446

Denominator for earnings per common share – weighted-average shares	29,714,262	29,379,365	28,909,623
Effect of dilutive securities - stock-based compensation	607,355	525,259	505,365

Denominator for diluted earnings per common share – adjusted weighted-average shares	30,321,617	29,904,624	29,414,988

Earnings per common share	$2.90	$3.06	$2.51

Earnings per common share – assuming dilution	$2.84	$3.01	$2.47

Based upon the provisions of the underlying agreement and the application of the “two class” method to our capital structure, we have not allocated any undistributed net income to the Class C preferred stock since the Class C preferred stockholder’s participation in dividends with the common stockholders was limited to the amount of the annual regular dividend.
Options to purchase 592,768 shares of common stock in 2007 at $31.43 to $40.85 per share were outstanding during 2007 but were not included in the computation of 2007 diluted earnings per share because the options were antidilutive to the calculation. The options, which expire through 2017, were still outstanding at December 31, 2007.
Options to purchase 325,434 shares of common stock in 2006 at $25.60 to $39.48 per share were outstanding during 2006 but were not included in the computation of 2006 diluted earnings per share because the options were antidilutive to the calculation. The options, which expire through 2016, were still outstanding at December 31, 2006.
Options to purchase 747,232 shares of common stock in 2005 at $24.57 to $32.25 per share were outstanding during 2005 but were not included in the computation of 2005 diluted earnings per share because the options were antidilutive to the calculation. The options, which expire through 2015, were still outstanding at December 31, 2005.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13) Statutory Information
The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as either available-for-sale or trading and carried at fair value rather than generally being carried at amortized cost; (b) changes in the fair value of call options held directly by the Life Companies are recorded as a component of derivative income rather than, prior to 2006, directly to surplus; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (e) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of income when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (h) certain deferred income tax assets, agents’ balances and certain other assets designated as “nonadmitted assets” for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive, indexed and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized for all employees in accordance with Statement No. 87, “Employers’ Accounting for Pensions” rather than for vested employees only; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary rather than being accounted for under the equity method, and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.
Net income of the Life Companies, as determined in accordance with statutory accounting practices, was $77.4 million in 2007, $73.8 million in 2006 and $66.1 million in 2005. Statutory capital and surplus totaled $756.6 million at December 31, 2007 and $663.3 million at December 31, 2006.
The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. An annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of policyholders’ surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2008, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $51.7 million for Farm Bureau Life and $39.2 million for EquiTrust Life.
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
The Independent Annuity segment consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies) sold through our independent distribution or assumed through coinsurance agreements. The Independent Annuity segment also includes index annuities. With index annuity products, we bear the underlying investment risk and credit interest in an amount equal to a percentage of the gain in a specified market index, subject to minimum guarantees.

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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income excluding the impact of:
•	realized and unrealized gains and losses on investments;
•	changes in net unrealized gains and losses on derivatives;
•	the cumulative effect of changes in accounting principles;
•	a nonrecurring lawsuit settlement; and
•	discontinued operations.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial information concerning our operating segments is as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$150,403	$147,365	$147,436
Traditional Annuity – Independent Distribution	376,887	236,447	169,988
Traditional and Universal Life Insurance	335,093	326,018	320,523
Variable	63,380	59,010	56,195
Corporate and Other	38,351	29,673	31,366

	964,114	798,513	725,508
Realized/unrealized gains on investments (A)	(55,264)	13,970	2,959
Change in net unrealized gains/losses on derivatives (A)	5,749	74,870	(319)

Consolidated revenues	$914,599	$887,353	$728,148

Net investment income:
Traditional Annuity – Exclusive Distribution	$146,267	$146,433	$146,620
Traditional Annuity – Independent Distribution	309,131	225,206	161,566
Traditional and Universal Life Insurance	144,231	142,620	141,933
Variable	13,658	14,437	14,653
Corporate and Other	14,744	7,140	10,671

Consolidated net investment income	$628,031	$535,836	$475,443

Depreciation and amortization:
Traditional Annuity – Exclusive Distribution	$10,453	$8,159	$10,995
Traditional Annuity – Independent Distribution	67,508	53,727	35,426
Traditional and Universal Life Insurance	20,474	13,283	16,472
Variable	8,489	8,763	7,810
Corporate and Other	9,953	9,959	9,308

	116,877	93,891	80,011
Realized/unrealized gains (losses) on investments (A)	(1,171)	(164)	453
Change in net unrealized gains/losses on derivatives (A)	(28,592)	3,134	(2,479)

Consolidated depreciation and amortization	$87,114	$96,861	$77,985

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$33,011	$35,555	$34,426
Traditional Annuity – Independent Distribution	39,875	30,439	22,174
Traditional and Universal Life Insurance	58,685	58,706	54,814
Variable	12,514	3,596	2,609
Corporate and Other	(2,020)	(3,935)	(2,675)

	142,065	124,361	111,348
Income taxes on operating income	(46,444)	(41,218)	(37,811)
Realized/unrealized gains on investments (A)	(13,500)	9,222	1,633
Change in net unrealized gains/losses on derivatives (A)	4,501	936	(2,328)
Cumulative effect of change in accounting principle	(283)	–	–
Lawsuit settlement (A)	–	(3,172)	–

Consolidated net income	$86,339	$90,129	$72,842

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Assets:
Traditional Annuity – Exclusive Distribution	$2,459,833	$2,488,634	$2,466,017
Traditional Annuity – Independent Distribution	7,147,166	5,640,189	3,763,282
Traditional and Universal Life Insurance	2,544,906	2,504,689	2,463,722
Variable	1,247,877	1,150,290	1,025,723
Corporate and Other	727,254	404,174	452,348

	14,127,036	12,187,976	10,171,092

Unrealized gains in accumulated other comprehensive income (loss) (A)	(54,819)	43,799	126,591
Other classification adjustments	(69,241)	(77,763)	(143,750)

Consolidated assets	$14,002,976	$12,154,012	$10,153,933

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Depreciation and amortization related to property, plant and equipment are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $7.8 million for 2007, $7.6 million for 2006 and $6.8 million for 2005 relating to leases with affiliates. In the consolidated statements of income, we record these depreciation amounts net of related lease income from affiliates.
Our investment in equity method investees and the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2007 and 2006 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).
Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $2,078.4 million in 2007, $2,296.2 million in 2006 and $1,432.7 million in 2005. Premiums are concentrated in the following states:

	Year ended December 31,
	2007	2006	2005
Life and annuity collected premiums (excluding Independent Annuity segment):
Iowa	27.7%	28.1%	27.1%
Kansas	15.7	16.5	18.6
Oklahoma	6.0	7.4	7.5

Independent Annuity segment collected premiums:
Pennsylvania	10.1	7.9	3.6
Florida	9.2	10.3	14.4
Texas	7.1	9.2	8.2
California	7.1	7.6	10.2
North Carolina	5.1	5.5	8.3

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15) Quarterly Financial Information (Unaudited)
Unaudited quarterly results of operations are as follows:

	2007
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$61,523	$66,905	$63,880	$66,903
Net investment income	149,962	154,582	157,016	166,471
Derivative income (loss)	(3,877)	44,826	6,327	(52,227)
Realized/unrealized gains (losses) on investments	1,456	1,156	3,932	(775)
Total revenues	216,160	273,915	237,668	186,856
Net income	24,111	33,846	16,499	11,883
Net income applicable to common stock	24,073	33,809	16,462	11,846

Earnings per common share	$0.81	$1.14	$0.55	$0.40
Earnings per common share – assuming dilution	$0.80	$1.12	$0.54	$0.39

	2006
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$59,702	$62,268	$60,290	$61,174
Net investment income	122,380	128,972	137,378	147,106
Derivative income (loss)	16,832	(22,431)	29,042	46,897
Realized/unrealized gains (losses) on investments	11,604	222	(256)	2,401
Total revenues	216,067	175,196	232,439	263,651
Net income	27,734	17,702	20,706	23,987
Net income applicable to common stock	27,696	17,665	20,669	23,949

Earnings per common share	$0.95	$0.60	$0.70	$0.81
Earnings per common share – assuming dilution	$0.93	$0.59	$0.69	$0.80
The differences between the derivative income (loss) by quarter primarily correspond to the performance of the indices upon which our call options are based and the timing of option settlements. These differences are partially offset by changes to the embedded derivatives in index contracts included in benefits and expenses. The net impact of changes in unrealized gains and losses on derivates on net income is as follows:

Quarter ended	March 31,	June 30,	September 30,	December 31,
		(Dollars in thousands)
2007	$1,343	$8,278	$(10,319)	$(12,802)
2006	2,455	475	(1,864)	(130)
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See page 70 for Management’s Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.
ITEM 9B. OTHER INFORMATION
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2007 which has not been previously reported.
PART III
The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2007.
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
3.	Exhibits.

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)
3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)
3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)
3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)
3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)
3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)
3(ii)(a)	Second Restated Bylaws, adopted May 14, 2004 (G)
3(ii)(b)	Amendment to Article VI of Second Restated Bylaws adopted May 16, 2007 (P)
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)
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

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (M)
4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (M)
4.5
Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)
4.7	Form of 5.85% Senior Note Due 2014 (F)
4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)
4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (O)
4.11	Form of 5.875% Senior Note Due 2017 (O)
10.1	2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (L) *
10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (L)*
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations (I)
10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (J) *
10.6	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors *
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)
10.10	Management Performance Plan (2008) sponsored by FBL Financial Group, Inc. *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)
10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)
10.18
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule and JoAnn Rumelhart, and dated as of November 24, 2004 between the Company and Bruce A. Trost, and January 1, 2007 between the Company and James P. Brannen (D) *

10.19
Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of Douglas W. Gumm, Donald J. Seibel and Lou Ann Sandburg, dated as of November 24, 2004 between the Company and David T. Sebastian, and dated as of August 16, 2007 between the Company and Richard J. Kypta (D) *

10.22
Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg and David T. Sebastian (K) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of Stephen M. Morain, James W. Noyce and JoAnn Rumelhart (K) *
10.24	Summary of Named Executive Officer Compensation *
10.25
Form of Restricted Stock Agreement, dated as of February 20, 2007 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel (N) *

10.26
Form of Restricted Stock Agreement, dated as of February 19, 2008 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel *

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
(G) Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(H) Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(I) Form 10-Q for the period ended March 31, 2005, File No. 001-11917
(J) Form 10-Q for the period ended June 30, 2005, File No. 001-11917
(K) Form 10-K for the period ended December 31, 2005, File No. 001-11917
(L) Form 10-Q for the period ended June 30, 2006, File No. 001-11917
(M) Form 10-Q for the period ended September 30, 2006, File No. 001-11917
(N) Form 10-K for the period ended December 31, 2006, File No. 001-11917
(O) Form S-4 filed on April 6, 2007, File No. 333-141949
(P) Form 8-K filed on May 16, 2007, File No. 001-11917

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2008.

FBL Financial Group, Inc.
By:	/s/ James W. Noyce
James W. Noyce
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date
/s/ JAMES W. NOYCE	Chief Executive Officer (Principal Executive Officer)	February 20, 2008
James W. Noyce	and Director

/s/ JAMES P. BRANNEN	Chief Financial Officer and Chief Administrative Officer	February 20, 2008
James P. Brannen

/s/ CRAIG A. LANG	Chairman of the Board and Director	February 20, 2008
Craig A. Lang

/s/ JERRY L. CHICOINE	Vice Chair and Director	February 20, 2008
Jerry L. Chicoine

/s/ STEVE L. BACCUS	Director	February 20, 2008
Steve L. Baccus

/s/ TIM H. GILL	Director	February 20, 2008
Tim H. Gill

/s/ ROBERT H. HANSON	Director	February 20, 2008
Robert H. Hanson

/s/ CRAIG D. HILL	Director	February 20, 2008
Craig D. Hill

/s/ PAUL E. LARSON	Director	February 20, 2008
Paul E. Larson

/s/ EDWARD W. MEHRER	Director	February 20, 2008
Edward W. Mehrer

/s/ KEITH R. OLSEN	Director	February 20, 2008
Keith R. Olsen

/s/ KIM M. ROBAK	Director	February 20, 2008
Kim M. Robak

/s/ JOHN E. WALKER	Director	February 20, 2008
John E. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 14, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for the treatment of modifications or exchanges of insurance contracts, income tax contingencies and cash flow hedges on certain fixed annuity contracts.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 14, 2008

Schedule I — Summary of Investments — Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2007

Column A	Column B	Column C	Column D
			Amount at which
			shown in the balance
Type of Investment	Cost (1)	Value	sheet
		(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$4,423,999	$4,364,676	$4,364,676
Mortgage and asset-backed securities	2,772,552	2,685,973	2,685,973
United States Government and agencies	550,410	554,340	554,340
State, municipal and other governments	1,248,887	1,252,899	1,252,899
Public utilities	633,920	631,706	631,706
Redeemable preferred stocks	33,218	32,998	32,998

Total	9,662,986	$9,522,592	9,522,592

Equity securities, available for sale:
Common stocks:
Banks, trusts, and insurance companies	20,152	$21,062	21,062
Industrial, miscellaneous, and all other	2,258	2,571	2,571

Total	22,410	$23,633	23,633

Mortgage loans on real estate	1,221,638		1,221,573
Derivative instruments	122,443	$114,771	114,771
Investment real estate	2,559		2,559
Policy loans	179,490		179,490
Other long-term investments	1,300		1,300
Short-term investments	72,005		72,005

Total investments	$11,284,831		$11,137,923

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, derivative instruments, real estate and other long-term investments; and unpaid principal balance for mortgage loans on real estate and policy loans.

Schedule II — Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$53	$952
Amounts receivable from affiliates	10,831	9,515
Amounts receivable from subsidiaries (eliminated in consolidation)	4,630	913
Accrued investment income	509	69
Current income taxes recoverable	2,927	1,596
Deferred income taxes	6,660	2,871
Other assets	2,481	2,293
Derivative instruments	—	368
Short-term investments	5,916	2,126
Fixed maturities–available for sale, at market (amortized cost: 2007 - $46,990)	45,774	—
Investments in subsidiaries (eliminated in consolidation)	1,154,336	1,087,853

Total assets	$1,234,117	$1,108,556

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$14,047	$6,955
Amounts payable to affiliates	35	1,161
Amounts payable to subsidiaries (eliminated in consolidation)	214	1,321
Long-term debt	316,930	218,399

Total liabilities	331,226	227,836

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	101,221	86,462
Class B common stock	7,525	7,519
Accumulated other comprehensive income (loss)	(36,345)	28,195
Retained earnings	827,490	755,544

Total stockholders’ equity	902,891	880,720

Total liabilities and stockholders’ equity	$1,234,117	$1,108,556

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Income
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Net investment income	$4,425	$408	$2,211
Realized gains (losses) on investments	(2,488)	408	3
Dividends from subsidiaries (eliminated in consolidation)	13,900	98,200	42,400
Management fee income from affiliates	3,072	2,631	2,590
Management fee income from subsidiaries (eliminated in consolidation)	6,345	6,808	4,384
Other income	512	107	42

Total revenues	25,766	108,562	51,630
Expenses:
Interest expense	16,611	11,744	13,590
General and administrative expenses	6,360	5,135	4,991

Total expenses	22,971	16,879	18,581

	2,795	91,683	33,049
Income tax benefit	4,376	2,221	2,667

Income before equity in undistributed income of subsidiaries	7,171	93,904	35,716
Equity in undistributed income (dividends in excess of equity income) of subsidiaries (eliminated in consolidation)	79,168	(3,775)	37,126

Net income	$86,339	$90,129	$72,842

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Net cash provided by (used in) operating activities	$(5,502)	$(53,760)	$39,922

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	1,383	–	39,017
Short-term investments – net	–	48,550	–
Acquisition of investments:
Short-term investments – net	(6,527)	–	(44,651)
Fixed maturities – available for sale	(97,600)	(14,930)	–
Investment in subsidiaries (eliminated in consolidation)	–	(45,783)	(15,823)
Dividends from subsidiaries (eliminated in consolidation)	13,900	64,624	23,064

Net cash provided by (used in) investing activities	(88,844)	52,461	1,607

Financing activities
Proceeds from long-term debt	98,460	–	–
Repayment of short-term debt	–	–	(46,273)
Excess tax deductions on stock-based compensation	1,376	1,591	–
Issuance of common stock	8,004	12,663	8,639
Dividends paid	(14,393)	(13,731)	(12,309)

Net cash provided by (used in) financing activities	93,447	523	(49,943)

Decrease in cash and cash equivalents	(899)	(776)	(8,414)
Cash and cash equivalents at beginning of year	952	1,728	10,142

Cash and cash equivalents at end of year	$53	$952	$1,728

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$1,591	$5,633	$3,109
Cash paid during the year for interest	15,095	11,744	11,779
Non-cash investing activity: Fixed maturity securities contributed to subsidiary	(47,263)	(49,117)	(34,177)
Short-term investments contributed to subsidiary	(2,737)	–	–
Fixed maturity securities received from subsidiary	–	33,576	19,336
See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2007
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
2. Dividends from Subsidiary
The parent company received cash dividends totaling $13.9 million in 2007, $64.6 million in 2006 and $23.1 million in 2005 and non-cash dividends consisting of fixed maturity securities including purchased interest with a market value of $33.6 million in 2006 and $19.3 million in 2005. There were no non-cash dividends received during 2007.
3. Debt
See Note 7 to the consolidated financial statements for a description of the parent company’s long-term debt. This debt matures as follows: 2010 — $46.0 million, 2013 and thereafter — $270.9 million.

Schedule III — Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred	Future policy
	policy	benefits, losses,		Other
	acquisition	claims and loss	Unearned	policyholder
	costs	expenses	revenues	funds
		(Dollars in thousands)
December 31, 2007:
Traditional Annuity-Exclusive Distribution	$80,684	$1,825,394	$–	$392,257
Traditional Annuity-Independent Distribution	468,528	6,769,663	–	56,050
Traditional and Universal Life Insurance	230,398	2,003,916	10,970	153,555
Variable	156,055	204,877	17,287	7,032
Corporate and Other	–	68,360	–	–
Impact of unrealized gains/ losses	55,490	–	191	–

Total	$991,155	$10,872,210	$28,448	$608,894

December 31, 2006:
Traditional Annuity-Exclusive Distribution	$78,169	$1,830,561	$–	$399,051
Traditional Annuity-Independent Distribution	384,375	5,366,681	–	1,268
Traditional and Universal Life Insurance	220,858	1,966,198	11,801	153,549
Variable	146,934	211,048	17,319	8,976
Corporate and Other	–	71,675	–	–
Impact of unrealized gains/ losses	(2,616)	–	(684)	–

Total	$827,720	$9,446,163	$28,436	$562,844

December 31, 2005:
Traditional Annuity-Exclusive Distribution	$71,879	$1,821,989	$–	$391,030
Traditional Annuity-Independent Distribution	290,246	3,570,388	–	977
Traditional and Universal Life Insurance	207,957	1,926,884	12,352	159,542
Variable	138,651	216,908	17,399	9,314
Corporate and Other	–	69,363	–	–
Impact of unrealized gains/ losses	(13,666)	–	(361)	–

Total	$695,067	$7,605,532	$29,390	$560,863

Schedule III — Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
				Amortization
			Benefits,	of deferred
			claims, losses	policy	Other
	Premium	Net investment	and settlement	acquisition	operating
	revenue	income	expenses	costs	expenses
			(Dollars in thousands)
December 31, 2007:
Traditional Annuity-Exclusive Distribution	$1,111	$146,267	$97,204	$9,942	$10,246
Traditional Annuity-Independent Distribution	20,466	309,131	277,212	47,588	12,212
Traditional and Universal Life Insurance	190,860	144,231	191,030	20,133	43,825
Variable	46,790	13,658	18,482	7,587	24,059
Corporate and Other	–	14,744	–	–	3,096
Change in net unrealized gains/losses on derivatives	–	–	(18,265)	(16,233)	–
Impact of realized gains/losses	(16)	–	(536)	(623)	(12)

Total	$259,211	$628,031	$565,127	$68,394	$93,426

December 31, 2006:
Traditional Annuity-Exclusive Distribution	$1,091	$146,433	$94,394	$7,074	$10,342
Traditional Annuity-Independent Distribution	15,612	225,206	155,787	39,550	10,671
Traditional and Universal Life Insurance	183,398	142,620	188,784	12,823	43,201
Variable	43,334	14,437	22,794	7,533	24,381
Corporate and Other	–	7,140	–	–	2,558
Change in net unrealized gains/losses on derivatives	–	–	71,688	1,742	–
Impact of realized gains/losses	(1)	–	17	(181)	(54)
Lawsuit settlement	–	–	–	–	4,880

Total	$243,434	$535,836	$533,464	$68,541	$95,979

December 31, 2005:
Traditional Annuity-Exclusive Distribution	$824	$146,620	$93,439	$9,097	$10,474
Traditional Annuity-Independent Distribution	10,895	161,566	108,529	30,559	8,726
Traditional and Universal Life Insurance	178,590	141,933	182,800	12,438	47,610
Variable	40,569	14,653	20,769	6,569	25,573
Corporate and Other	–	10,671	–	–	2,944
Change in net unrealized gains/losses on derivatives	–	–	5,111	(1,848)	–
Impact of realized gains/losses	(2)	–	61	392	(6)

Total	$230,876	$475,443	$410,709	$57,207	$95,321

Schedule IV — Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to other	other		amount
	Gross amount	companies	companies	Net amount	assumed to net
	(Dollars in thousands)
Year ended December 31, 2007:
Life insurance in force, at end of year	$41,092,455	$8,482,773	$1,573,705	$34,183,387	4.6%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$94,686	$952	$20,795	$114,529	18.2%
Traditional life insurance premiums	159,436	18,455	3,701	144,682	2.6
Accident and health premiums	11,715	11,361	–	354	–

	$265,837	$30,768	$24,496	$259,565	9.4

Year ended December 31, 2006:
Life insurance in force, at end of year	$38,371,878	$8,012,799	$1,626,519	$31,985,598	5.1%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$84,825	$1,726	$21,934	$105,033	20.9%
Traditional life insurance premiums	151,338	17,028	4,091	138,401	3.0
Accident and health premiums	12,356	11,941	–	415	–

	$248,519	$30,695	$26,025	$243,849	10.7

Year ended December 31, 2005:
Life insurance in force, at end of year	$35,916,963	$7,068,167	$1,844,484	$30,693,280	6.0%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$77,611	$1,709	$20,356	$96,258	21.1%
Traditional life insurance premiums	145,990	15,839	4,467	134,618	3.3
Accident and health premiums	13,245	12,860	–	385	–

	$236,846	$30,408	$24,823	$231,261	10.7