Form 10-Q
period 2008-03-31
FBL FINANCIAL GROUP INC
filed 2008-05-08
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at May 5, 2008
Class A Common Stock, without par value	28,969,277
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2008 - $9,822,297; 2007 - $9,662,986)	$9,414,478	$9,522,592
Equity securities – available for sale, at market (cost: 2008 - $22,410; 2007 - $22,410)	25,007	23,633
Mortgage loans on real estate	1,229,068	1,221,573
Derivative instruments	28,359	43,918
Investment real estate, less allowances for depreciation of $0 in 2008 and 2007	2,559	2,559
Policy loans	179,140	179,490
Other long-term investments	1,300	1,300
Short-term investments	99,095	72,005

Total investments	10,979,006	11,067,070

Cash and cash equivalents	101,404	84,015
Securities and indebtedness of related parties	20,043	19,957
Accrued investment income	130,063	118,827
Amounts receivable from affiliates	5,937	10,831
Reinsurance recoverable	111,849	123,659
Deferred policy acquisition costs	1,089,344	991,155
Deferred sales inducements	353,414	321,263
Value of insurance in force acquired	45,525	41,215
Property and equipment, less allowances for depreciation of $77,678 in 2008 and $75,365 in 2007	49,352	49,164
Current income taxes recoverable	15,405	7,412
Deferred income tax benefit	16,711	—
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	198,029	186,925
Other assets	22,146	32,458
Assets held in separate accounts	802,225	862,738

Total assets	$13,951,623	$13,927,859

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$9,707,117	$9,557,073
Traditional life insurance and accident and health products	1,297,198	1,284,068
Unearned revenue reserve	29,774	28,448
Other policy claims and benefits	38,193	31,069

	11,072,282	10,900,658
Other policyholders’ funds:
Supplementary contracts without life contingencies	460,554	439,441
Advance premiums and other deposits	162,174	158,245
Accrued dividends	11,134	11,208

	633,862	608,894

Amounts payable to affiliates	1,228	35
Long-term debt	316,949	316,930
Deferred income taxes	—	28,188
Collateral payable for securities lending and other transactions	197,477	202,594
Other liabilities	121,095	104,840
Liabilities related to separate accounts	802,225	862,738

Total liabilities	13,145,118	13,024,877

Minority interest in subsidiaries	129	91

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,969,068 shares in 2008 and 28,826,738 shares in 2007	104,453	101,221
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,525	7,525
Accumulated other comprehensive loss	(137,996)	(36,345)
Retained earnings	829,394	827,490

Total stockholders’ equity	806,376	902,891

Total liabilities and stockholders’ equity	$13,951,623	$13,927,859

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Revenues:
Interest sensitive and index product charges	$29,121	$26,986
Traditional life insurance premiums	36,133	34,537
Net investment income	168,494	149,962
Derivative loss	(98,896)	(3,877)
Realized/unrealized gains (losses) on investments	(29,347)	1,456
Other income	5,865	7,096

Total revenues	111,370	216,160
Benefits and expenses:
Interest sensitive and index product benefits	104,761	94,832
Change in value of index product embedded derivatives	(103,170)	(4,044)
Traditional life insurance benefits	27,252	24,670
Increase in traditional life future policy benefits	11,390	7,536
Distributions to participating policyholders	5,270	5,592
Underwriting, acquisition and insurance expenses	46,691	42,110
Interest expense	4,451	3,288
Other expenses	5,955	6,023

Total benefits and expenses	102,600	180,007

	8,770	36,153
Income taxes	(2,458)	(12,407)

Minority interest in loss (earnings) of subsidiaries	9	(10)
Equity income, net of related income taxes	117	375

Net income	6,438	24,111
Dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$6,400	$24,073

Earnings per common share	$0.21	$0.81

Earnings per common share – assuming dilution	$0.21	$0.80

Cash dividends per common share	$0.125	$0.120

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income (Loss)	Earnings	Equity
Balance at January 1, 2007	$3,000	$86,462	$7,519	$28,195	$755,544	$880,720
Comprehensive income:
Net income for three months ended March 31, 2007	—	—	—	—	24,111	24,111
Change in net unrealized investment gains/losses	—	—	—	2,272	—	2,272
Change in underfunded status of other postretirement benefit plans	—	—	—	9	—	9

Total comprehensive income						26,392
Adjustment resulting from capital transactions of equity investee	—	2	—	—	—	2
Stock-based compensation, including the issuance of 172,542 common shares under compensation plans	—	5,153	—	—	—	5,153
Dividends on preferred stock	—	—	—	—	(38)	(38)
Dividends on common stock	—	—	—	—	(3,549)	(3,549)

Balance at March 31, 2007	$3,000	$91,617	$7,519	$30,476	$776,068	$908,680

Balance at January 1, 2008	$3,000	$101,221	$7,525	$(36,345)	$827,490	$902,891
Comprehensive loss:
Net income for three months ended March 31, 2008	—	—	—	—	6,438	6,438
Change in net unrealized investment gains/losses	—	—	—	(101,665)	—	(101,665)
Change in underfunded status of other postretirement benefit plans	—	—	—	14	—	14

Total comprehensive loss						(95,213)
Change in measurement date of benefit plans	—	—	—	—	(770)	(770)
Adjustment resulting from capital transactions of equity investee	—	(6)	—	—	—	(6)
Stock-based compensation, including the issuance of 142,330 common shares under compensation plans	—	3,238	—	—	—	3,238
Dividends on preferred stock	—	—	—	—	(38)	(38)
Dividends on common stock	—	—	—	—	(3,726)	(3,726)

Balance at March 31, 2008	$3,000	$104,453	$7,525	$(137,996)	$829,394	$806,376

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2008	2007
Operating activities
Net income	$6,438	$24,111
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	81,162	79,032
Change in fair value of embedded derivatives	(103,170)	(4,044)
Charges for mortality and administration	(27,216)	(22,412)
Deferral of unearned revenues	440	390
Amortization of unearned revenue reserve	(399)	(535)
Provision for depreciation and amortization of property and equipment	3,783	3,378
Provision for accretion and amortization of investments	(2,285)	(3,128)
Realized/unrealized losses (gains) on investments	29,347	(1,456)
Change in fair value of derivatives	82,779	2,141
Increase in traditional life benefit accruals	13,129	9,079
Policy acquisition costs deferred	(40,192)	(39,833)
Amortization of deferred policy acquisition costs	23,022	19,684
Amortization of deferred sales inducements	12,683	4,942
Amortization of value of insurance in force	899	912
Net sale of fixed maturities held for trading purposes	—	5,000
Change in accrued investment income	(12,826)	(9,902)
Change in amounts receivable from/payable to affiliates	6,087	6,234
Change in reinsurance recoverable	11,810	5,961
Change in current income taxes	(7,993)	(8,633)
Provision for deferred income taxes	10,416	6,291
Other	(6,517)	10,724

Net cash provided by operating activities	81,397	87,936

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	203,042	130,896
Equity securities – available for sale	—	3,710
Mortgage loans on real estate	19,306	12,550
Derivative instruments	12,778	28,136
Policy loans	10,077	10,202

	245,203	185,494

Acquisition of investments:
Fixed maturities – available for sale	(360,492)	(397,089)
Mortgage loans on real estate	(26,784)	(53,915)
Derivative instruments	(84,509)	(16,247)
Investment real estate	—	(17)
Policy loans	(9,727)	(10,555)
Short-term investments – net	(27,090)	(7,152)

	(508,602)	(484,975)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2008	2007
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$—	$14
Purchases of property and equipment	(5,129)	(4,003)
Disposal of property and equipment	726	555

Net cash used in investing activities	(267,802)	(302,915)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	454,592	402,044
Return of policyholder account balances on interest sensitive and index products	(249,270)	(234,684)
Proceeds from long-term debt	—	97,801
Receipts related to minority interests – net	46	—
Excess tax deductions on stock-based compensation	262	109
Issuance of common stock	1,928	3,200
Dividends paid	(3,764)	(3,587)

Net cash provided by financing activities	203,794	264,883

Increase in cash and cash equivalents	17,389	49,904
Cash and cash equivalents at beginning of period	84,015	112,292

Cash and cash equivalents at end of period	$101,404	$162,196

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,852	$3,288
Income taxes	(165)	14,843
Non-cash operating activity:
Deferral of sales inducements	18,390	21,823
See accompanying notes.

FBL Financial Group, Inc.	March 31, 2008
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2007 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (Statement) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. See Note 2, “Fair Value”, for detailed information regarding our fair value measurements. The impact of adoption as of January 1, 2008, was to decrease the carrying value of certain investments and certain policy liabilities and accruals in our consolidated financial statements, resulting in an increase to net income of $5.6 million ($0.19 per basic and diluted common share). The primary impact of this change was a decrease to the embedded derivatives in the index annuity reserves by $26.7 million. The impact on net income of this change is mitigated by offsets for the amortization of deferred policy acquisition costs and deferred sales inducements and income taxes.
Effective January 1, 2008, we adopted the measurement date portion of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This portion of Statement No. 158 requires measurement of a plan’s assets and benefit obligations as of the end of the employer’s fiscal year. We adopted the measurement date portion of this Statement, using the single measurement date method, which resulted in a decrease to retained earnings totaling $0.8 million.
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. We have elected to implement this statement and have adopted a policy to offset the collateral against the derivatives. At March 31, 2008, we had master netting agreements with counterparties covering cash collateral payable totaling $20.7 million and cash collateral receivable totaling $14.4 million. These amounts are netted against the fair value of the call options included in derivative instruments and interest rate swaps included in other liabilities in our consolidated balance sheets. At December 31, 2007, we had master netting agreements with counterparties covering cash collateral payable totaling $70.9 million and cash collateral receivable totaling $7.5 million. These amounts have been restated in the prior year balance sheet. This FSP has no impact on our consolidated statements of income.

FBL Financial Group, Inc.	March 31, 2008
Reclassifications
Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 financial statement presentation.
2. Fair Value
As discussed in Note 1 above, Statement No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. Per Statement No. 157, fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement No. 157 also establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist and management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions, which involves a significant degree of judgment.
Investments for which market prices are not observable are generally private investments, non-binding broker quotes or securities with very little trading activity. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. If these are not available, the specific creditors credit default swap spread adjusted for the maturity/average life differences are used. Spread adjustments are intended to reflect an illiquidity premium and takes into account a variety of factors including but not limited to: senior unsecured versus secured, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.
Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories.
Level 1 – Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level 1 are listed equities, mutual funds, money market funds and non-interest bearing cash. As required by Statement No. 157, we do not adjust the quoted price for these financial instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level 2 – Pricing inputs are other than quoted prices in active markets which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methods. Financial instruments which are generally included in this category include corporate bonds, short-term securities, less liquid and restricted equity securities and over-the-counter derivatives.
Level 3 – Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include private corporate securities, broker-only quoted public securities and collateralized debt obligations.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

FBL Financial Group, Inc.	March 31, 2008
The following table summarizes the valuation of our financial instruments presented in our consolidated balance sheets by the fair value hierarchy levels defined in Statement No. 157:

	March 31, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
		(Dollars in thousands)
Assets
Fixed maturities – available for sale	$—	$8,547,976	$866,502	$9,414,478
Equity securities – available for sale	16,585	8,422	—	25,007
Derivative instruments	—	28,359	—	28,359
Other long-term investments	—	—	1,300	1,300
Cash and short-term investments	120,499	80,000		200,499
Reinsurance recoverable	—	9,275	—	9,275
Collateral held for securities lending and other transactions	—	198,029	—	198,029
Assets held in separate accounts	802,225	—	—	802,225
Approximately 9.2% of the total fixed maturities is included in the Level 3 group.

	March 31, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
	(Dollars in thousands)
Liabilities
Future policy benefits – index annuity embedded derivatives	$—	$—	$662,002	$662,002
Collateral payable for securities lending	—	197,477	—	197,477
Other liabilities	—	643	—	643
We have elected to report the preceding financial instruments at fair value in our consolidated balance sheets and used the following methods and assumptions to determine the fair value.
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
Derivative instruments: Fair values for call options and interest rate swaps are based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral paid. Prices are verified using analytical tools by our internal investment professionals.
Cash, short-term investments and other long-term investments: The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair values.
Collateral held and payable for securities lending and other transactions: Fair values are obtained from an independent pricing source.
Reinsurance recoverable: Reinsurance recoverable relating to our portion of the call options used to fund index credits on the index annuities assumed from a reinsurer is reported at fair value. Fair value is determined using

FBL Financial Group, Inc.	March 31, 2008
quoted market prices for the call options, less an adjustment for credit risk. Reinsurance recoverable also includes the embedded derivatives in our modified coinsurance contracts under which we cede or assume business. Market values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. We are not required to estimate fair value for the remainder of the reinsurance recoverable balance.
Assets held in separate accounts: Separate account assets are reported at estimated fair value in our consolidated balance sheets based on quoted net asset values of the underlying mutual funds.
Future policy benefits – index annuity embedded derivatives: Fair values of index annuity embedded derivatives are calculated using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation.
Other liabilities: Other liabilities include interest rate swaps with fair values based on counterparty market prices adjusted for a credit component, net of collateral paid. Prices are verified using analytical tools by our internal investment professionals.
The following table summarizes the Level 3 fixed maturity investments by valuation methodology as of March 31, 2008:

	March 31, 2008
			Mortgage or
	Private	Publicly traded	other asset
	corporation	issues	backed securities	Total
	(Dollars in thousands)
Source of valuation
Third-party vendors	$315,114	$324,306	$163,852	$803,272
Priced internally	22,203	33,938	7,089	63,230

Total	$337,317	$358,244	$170,941	$866,502

Approximately 7.3% of level 3 fixed maturity securities are priced internally and the remaining 92.7% are obtained from third party independent sources.
The changes in financial instruments measured at fair value, excluding accrued interest income, for which we have used Level 3 inputs to determine fair value during the first quarter of 2008 are as follows (dollars in thousands):

Fixed maturities – available for sale
Balance, December 31, 2007	$1,072,697
Purchases (disposals), net	55,595
Realized and unrealized gains (losses), net	(54,549)
Transfers in and/or (out) of Level 3 (A)	(207,155)
Included in earnings (amortization)	(86)

Balance, March 31, 2008	$866,502

Changes in unrealized gains (losses) on investments held at March 31, 2008	$(38,659)

(A)	Included in the transfers in and/or out line above is $221.1 million of securities that were priced using a broker only quote at December 31, 2007 and were transferred to a pricing service that uses observable market data in the prices and $13.9 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 this quarter.

FBL Financial Group, Inc.	March 31, 2008

Future policy benefits – index product embedded derivatives
Balance, December 31, 2007	$747,511
Premiums less benefits, net	15,424
Impact of unrealized gains (losses), net	(100,933)

Balance, March 31, 2008	$662,002

Changes in unrealized gains (losses) on embedded derivatives held at March 31, 2008	$(100,933)
3. Defined Benefit Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated income statements totaled $1.2 million for the three months ended March 31, 2008 and $1.5 million for the three months ended March 31, 2007. As described in Note 1 above, we also recorded a portion of the net periodic pension costs as a charge to retained earnings totaling $0.8 million as a result of adopting the measurement date portion of Statement No. 158. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)

Service cost	$1,659	$2,341
Interest cost	3,709	3,475
Expected return on assets	(3,495)	(3,087)
Amortization of prior service cost	196	194
Amortization of actuarial loss	945	1,120

Net periodic pension cost – all employers	$3,014	$4,043

4. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31, 2008, management is not aware of any claims for which a material loss is reasonably possible.
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
We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 65% of catastrophic losses after other reinsurance and a deductible of $0.9 million. Pool losses are capped at $17.8 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $6.4 million per event.
We self-insure our employee health and dental claims. However, claims in excess of our self-insurance levels are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount

FBL Financial Group, Inc.	March 31, 2008
equal to our best estimate of claims incurred during the period. Accordingly, no accruals are recorded on our financial statements for unpaid claims and claims incurred but not reported. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.
In 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover those damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed and we continue to believe both claims are valid. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, any recoveries will be recorded in net income in the period the recovery is received.
5. Earnings Per Share
The following table sets forth the computation of earnings per common share and earnings per common share – assuming dilution.

	Three months ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Numerator:
Net income	$6,438	$24,111
Dividends on Series B preferred stock	(38)	(38)

Numerator for earnings per common share – income available to common stockholders	$6,400	$24,073

Denominator:
Weighted average shares	29,789,122	29,516,555
Deferred common stock units relating to deferred compensation plans	70,468	56,448

Denominator for earnings per common share – weighted-average shares	29,859,590	29,573,003
Effect of dilutive securities – stock–based compensation	348,273	649,268

Denominator for diluted earnings per common share – adjusted weighted-average shares	30,207,863	30,222,271

Earnings per common share	$0.21	$0.81

Earnings per common share – assuming dilution	$0.21	$0.80

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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the first quarter represents net income excluding, as applicable, the impact of:

FBL Financial Group, Inc.	March 31, 2008
•	realized and unrealized gains and losses on investments;

•	changes in net unrealized gains and losses on derivatives; and

•	the cumulative effect of changes in accounting principles.
We use operating income, in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the cumulative effect of changes in accounting principles is a nonrecurring item. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments and interest rate swaps backing our annuity liabilities, the derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring items enhances the analysis of our results. We use operating income for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.
Financial information concerning our operating segments is as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$35,696	$37,138
Traditional Annuity – Independent Distribution	78,282	71,173
Traditional and Universal Life Insurance	83,362	81,703
Variable	15,935	16,361
Corporate and Other	8,497	8,193

	221,772	214,568
Realized/unrealized gains (losses) on investments (A)	(29,432)	1,456
Change in net unrealized gains/losses on derivatives (A)	(80,970)	136

Consolidated revenues	$111,370	$216,160

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$7,242	$9,117
Traditional Annuity – Independent Distribution	7,795	11,159
Traditional and Universal Life Insurance	8,164	11,394
Variable	1,168	2,258
Corporate and Other	(2,134)	(740)

	22,235	33,188
Income taxes on operating income	(7,167)	(11,091)
Realized/unrealized gains (losses) on investments (A)	(12,165)	954
Change in net unrealized gains/losses on derivatives (A)	3,535	1,343
Cumulative effect of change in accounting principle	—	(283)

Consolidated net income	$6,438	$24,111

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2008 and December 31, 2007 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

FBL Financial Group, Inc.	March 31, 2008
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2007 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.
Results of Operations for the Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three months ended March 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Revenues	$111,370	$216,160
Benefits and expenses	102,600	180,007

	8,770	36,153
Income taxes	(2,458)	(12,407)
Minority interest and equity income	126	365

Net income	6,438	24,111
Less dividends on Series B preferred stock	(38)	(38)

Net income applicable to common stock	$6,400	$24,073

Earnings per common share	$0.21	$0.81

Earnings per common share – assuming dilution	$0.21	$0.80

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$45,348	$35,463
Traditional Annuity – Independent Distribution	326,686	296,060
Traditional and Universal Life Insurance	47,259	45,837
Variable Annuity and Variable Universal Life (1)	41,921	42,783
Reinsurance assumed and other	3,680	3,585

Total	$464,894	$423,728

Direct life insurance in force, end of quarter (in millions)	$41,576	$38,916
Life insurance lapse rates	6.3%	6.0%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution	3.6%	4.9%
Independent Distribution	5.9%	4.1%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – Independent Distribution premiums collected increased in the three months ended March 31, 2008 compared to the 2007 period

FBL Financial Group, Inc.	March 31, 2008
due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of individual licensed independent agents to 20,726 at March 31, 2008, from 16,220 at March 31, 2007.
Net income applicable to common stock decreased 73.4% in the first quarter of 2008 to $6.4 million due primarily to realized losses on investments, a decrease in spreads and an increase in death benefits, partially offset by the impact of the change in unrealized gains and losses on derivative instruments and the impact of an increase in the volume of business in force as discussed in detail below. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Three months ended March 31,
	2008	2007
Weighted average yield on cash and invested assets	6.06%	6.18%
Weighted average interest crediting rate/index cost	3.92	3.78

Spread	2.14%	2.40%

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
As noted in the “Segment Information” section that follows, we use both net income and operating income to measure our operating results. Operating income for the periods covered by this report equals net income, excluding the impact of: (1) realized gains and losses on investments, (2) the change in net unrealized gains and losses on derivatives and (3) the cumulative effect of change in accounting principles. The rationale for excluding these items from operating income is also explained in the “Segment Information” section that follows. The impact of these adjustments on net income is as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments	$(29,347)	$1,456
Change in net unrealized gains/losses on derivatives	22,199	4,180
Change in amortization of:
Deferred policy acquisition costs	(586)	(1,174)
Deferred sales inducements	(5,613)	(930)
Value of insurance in force acquired	156	—
Unearned revenue reserve	(85)	—
Cumulative effect of change in accounting principle	—	(283)
Income tax offset	4,646	(1,235)

Net impact of operating income adjustments	$(8,630)	$2,014

FBL Financial Group, Inc.	March 31, 2008

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized/unrealized gains (losses) on investments	$(12,165)	$954
Change in net unrealized gains/losses on derivatives	3,535	1,343
Cumulative effect of change in accounting principle	—	(283)

Net impact of operating income adjustments	$(8,630)	$2,014

Net impact per common share – basic	$(0.29)	$0.07

Net impact per common share – assuming dilution	$(0.29)	$0.07

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
Based on an experience study performed during the first quarter of 2007, we decreased the lapse assumptions in the models for our direct index annuity business. This assumption change decreased the amortization of deferred policy acquisition costs (a component of “Underwriting, acquisition and insurance expenses”) $1.4 million and decreased the amortization of deferred sales inducements (a component of “Interest sensitive and index product benefits”) $1.2 million in the first quarter of 2007. In total, this unlocking increased pre-tax income $2.6 million, or $0.06 per share after tax on both a basic and diluted basis. There were no unlocking adjustments recorded in the first quarter of 2008.
As described in more detail in Note 1 above, we adopted several accounting changes during the years covered by these consolidated financial statements including the following:
•	Effective January 1, 2008, we adopted Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. The impact of this adoption was to decrease the carrying value of certain investments and certain policy liabilities and accruals in our consolidated financial statements. The impact of changing the values of certain derivatives was an increase in net income totaling $5.6 million ($0.19 per basic and diluted common share). This impact in included in the change in unrealized gains and losses discussed above.

•	Effective January 1, 2008, we adopted the measurement date portion of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which resulted in a decrease to retained earnings totaling $0.8 million.

•	Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts — an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. This FSP has no impact on our consolidated statements of income.

FBL Financial Group, Inc.	March 31, 2008
Premiums and product charges are as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$29,121	$26,986
Traditional life insurance premiums	36,133	34,537

Total	$65,254	$61,523

Premiums and product charges increased 6.1% in the first quarter of 2008 to $65.3 million. The increase in interest sensitive and index product charges is principally driven by surrender charges on annuity products and cost of insurance charges on variable universal life and universal life products.
Surrender charges totaled $6.1 million in the three-month period ended March 31, 2008 compared to $4.8 million in the 2007 period. Surrender charges increased due primarily to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $9,259.6 million for the three-month period in 2008 and $7,845.1 million for the three-month period in 2007. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to the annuity business assumed under coinsurance business and business written directly through EquiTrust Life independent agents as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as business ages. We started assuming business under coinsurance agreements in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this coinsurance and direct business totaled $5.5 million for the three months ended March 31, 2008 and $4.1 million for the 2007 period.
Cost of insurance charges totaled $16.7 million in the three months ended March 31, 2008 and $16.2 million in the 2007 period. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.7 years at March 31, 2008 and 45.3 years at March 31, 2007.
Traditional premiums increased due to an increase in the volume of business in force, partially offset by an increase in reinsurance ceded. The increase in the business in force is attributable primarily to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $21,355 million for the three-month period in 2008 and $19,262 million for the three-month period in 2007. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 12.4% in the first quarter of 2008 to $168.5 million primarily due to an increase in average invested assets. Average invested assets in the three-month period of 2008 increased 14.5% to $11,317.6 million (based on securities at amortized cost) from $9,887.9 million in the 2007 period, due principally to net premium inflows from the Life Companies and the proceeds totaling $98.5 million from the issuance of Senior Notes in March 2007. The annualized yield earned on average invested assets decreased to 6.09% in the three months ended March 31 2008 from 6.21% in the respective 2007 period. Fee income from bond calls, tender offers and mortgage loan prepayments totaled $1.3 million in the three months ended March 31, 2008 compared to $2.6 million in the respective 2007 period.

FBL Financial Group, Inc.	March 31, 2008
Derivative loss is as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Derivative loss:
Components of derivative loss from call options:
Gains received at expiration	$15,017	$20,580
Change in the difference between fair value and remaining option cost at beginning and end of period	(77,551)	(733)
Cost of money for call options	(32,228)	(23,806)

	(94,762)	(3,959)
Other	(4,134)	82

Total	$(98,896)	$(3,877)

Gains received at expiration are attributable to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $4,594.3 million for the three months ended March 31, 2008 compared to $3,788.8 million for the respective 2007 period. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the change in the S&P 500 Index® (upon which the majority of our options are based). The range of index appreciation for S&P 500 Index options during the first three months is as follows:

Three months ended March 31,
	2008	2007
Annual point-to-point strategy	0.0%-2.6%	6.1%-14.4%
Monthly point-to-point strategy	—	4.4%-12.7%
Monthly average strategy – one-year options	0.0%-6.3%	1.2%-5.7%
Monthly average strategy – two-year options	7.6%-10.7%	9.3%-10.0%
Daily average strategy	1.0%-5.2%	2.1%-5.3%
The change in fair value is also reduced by participation rates and caps, as applicable, on the underlying options. Furthermore, the change in fair value is impacted by options based on other underlying indices and the timing of option settlements. The cost of money for call options increased due primarily to growth in the volume of index annuities in force and increased option costs which is driven largely by increased volatility in the equity markets. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. In addition, beginning in the second quarter of 2007, other derivative loss includes cash flows and the change in fair value of the interest rate swaps relating to our flexible premium deferred annuity contracts due to the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” Derivative income (loss) will fluctuate based on market conditions.

FBL Financial Group, Inc.	March 31, 2008
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Gains on sales	$—	$1,444
Losses on sales	—	(38)
Losses due to impairments	(29,347)	—
Unrealized gains on trading securities	—	50

Total	$(29,347)	$1,456

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition — Investments” for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2008 and December 31, 2007.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. We did not have any investment impairments during the first quarter of 2007. Details regarding investment impairments individually exceeding $0.5 million, for the three months ended March 31, 2008, including the circumstances requiring the write downs, are summarized in the following table:

FBL Financial Group, Inc.	March 31, 2008

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Other asset-backed security	$9,114	During the first quarter, ratings declined and losses from the underlying home equity loans to Alt-A borrowers increased. (A)

Collateralized debt obligation	$9,100	During the first quarter, collateral backing this issue declined, which triggered an event whereby we did not receive interest on our investment. Rating declines also occurred during the quarter. (A)

Reinsurance carrier	$6,789	During the first quarter, rating declines occurred and the fair value decreased significantly due to subprime and Alt-A exposure and the parent’s potential reorganization, which reduced estimates on potential recovery. (A)

Major printing & publishing company	$2,341	During the first quarter, issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$1,603	During the first quarter, rating declines and other adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. No additional writedowns were deemed necessary as of March 31, 2008 for other material investments in this industry.
Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. Our non-insurance operations include management, advisory, marketing and distribution services and leasing activities. Other income in the first quarter of 2007 included $1.0 million of non-recurring contingent administrative fee income. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the periods.
Interest sensitive and index product benefits and change in value of index product embedded derivatives are as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$66,679	$58,095
Index credits	14,608	20,306
Amortization of deferred sales inducements	12,666	4,900
Interest sensitive death benefits	10,808	11,531

	104,761	94,832
Change in value of embedded derivatives	(103,170)	(4,044)

Total	$1,591	$90,788

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 98.2% in the first quarter of 2008 to $1.6 million, primarily due to the impact of market depreciation on the indices

FBL Financial Group, Inc.	March 31, 2008
backing the index annuities, partially offset by an increase in the volume of annuity business in force. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience, the impact of changes in the equity markets on index credits and amortization of deferred sales inducements.
The average aggregate account value of annuity contracts in force, which increased due to an increase in premiums collected as summarized in the “Other data” table above, totaled $8,368.7 million for the 2008 period and $6,952.6 million for the 2007 period. These account values include values relating to index contracts in the first quarter totaling $4,594.3 million for 2008 and $3,788.8 million for 2007.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.92% for the 2008 period and 3.78% for the 2007 period. See the “Segment Information” section that follows for additional details on our spreads.
The change in the amount of index credits is impacted by growth in the volume of index annuities in force and the amount of appreciation/depreciation in the underlying equity market indices on which our options are based as discussed above under “Derivative income (loss).” The change in the value of the embedded derivatives is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits as discussed above under “Derivative income (loss).” The value of the embedded derivatives is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs.
The increase in amortization of deferred sales inducements is due to the impact of changes in unrealized gains and losses on derivatives, the capitalization of costs incurred with new sales on the underlying business and the impact of an unlocking adjustment in the first quarter of 2007, partially offset by the impact of realized/unrealized gains and losses on investments. Deferred sales inducements on interest sensitive and index products totaled $351.3 million at March 31, 2008 and $239.2 million at March 31, 2007. The impact of the unlocking adjustment, realized/unrealized gains and losses on investments and the change in unrealized gains and losses on derivatives is detailed in the “Net income applicable to common stock” section above.
Traditional life insurance benefits are as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$27,252	$24,670
Increase in traditional life future policy benefits	11,390	7,536
Distributions to participating policyholders	5,270	5,592

Total	$43,912	$37,798

Traditional life insurance benefits increased 16.2% in the first quarter of 2008 to $43.9 million primarily due to an increase in traditional life insurance death benefits and the impact of an increase in the volume of traditional life business in force, partially offset by lower surrenders. In the first quarter of 2008, death benefits increased 34.8% to $18.4 million and surrenders decreased 19.0% to $7.9 million. The increase in traditional life future policy benefits was higher this period primarily due to an increase in volume of traditional life business in force and lower surrender benefits. In addition, in the first quarter of 2008, traditional life future policy benefits increased $0.8 million relating to a change in reserve estimate. These increases were partially offset by an increase in reserves released on death benefits. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

FBL Financial Group, Inc.	March 31, 2008
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,401	$3,405
Amortization of deferred policy acquisition costs	23,022	19,684
Amortization of value of insurance in force acquired	899	912
Other underwriting, acquisition and insurance expenses, net of deferrals	19,369	18,109

Total	$46,691	$42,110

Underwriting, acquisition and insurance expenses increased 10.9% for the 2008 period to $46.7 million. Amortization of deferred policy acquisition costs increased in the first quarter due to the impact of an increase in the volume of business in force resulting primarily from direct sales from our EquiTrust Life distribution channel, the change in unrealized gains/losses on derivatives and an unlocking adjustment in the first quarter of 2007, partially offset by the impact of realized/unrealized gains and losses on investments. The impact of the unlocking adjustment, realized/unrealized gains and losses on investments and the change in unrealized gains/losses on derivatives is detailed in the “Net income applicable to common stock” section above. Amortization of deferred policy acquisition costs relating to our EquiTrust Life distribution channel, excluding these items totaled $7.6 million in the first quarter of 2008 and $5.0 million in the first quarter of 2007. Other underwriting, acquisition and insurance expenses increased $1.3 million from the 2007 period primarily due to higher salaries and benefits.
Interest expense increased 35.4% to $4.5 million in the first quarter of 2008, due to an increase in our long-term debt. The average debt outstanding increased to $316.8 million for the 2008 period from $235.8 million for the 2007 period due to the issuance of Senior Notes in March 2007.
Income taxes decreased 80.2% in the 2008 period to $2.5 million. The effective tax rate was 28.0% for the first quarter of 2008 and 34.3% for the 2007 period. The effective tax rates were lower than the federal statutory rate of 35% primarily due to tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income had a greater impact on the effective tax rate in 2008 due to the lower amount of pre-tax income in the quarter.
Equity income, net of related income taxes, totaled $0.1 million for the first quarter of 2008 compared to $0.4 million in the 2007 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

FBL Financial Group, Inc.	March 31, 2008
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the first quarter represents net income excluding, as applicable, the impact of:
•	realized and unrealized gains and losses on investments;

•	changes in net unrealized gains and losses on derivatives; and

•	the cumulative effect of changes in accounting principles.
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
A reconciliation of net income to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follows:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Net income	$6,438	$24,111

Net impact of operating income adjustments*	8,629	(2,014)
Income taxes on operating income	7,168	11,091

Pre-tax operating income	$22,235	$33,188

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$7,242	$9,117
Traditional Annuity – Independent Distribution	7,795	11,159
Traditional and Universal Life Insurance	8,164	11,394
Variable	1,168	2,258
Corporate and Other	(2,134)	(740)

	$22,235	$33,188

*	See “Net income applicable to common stock” above for additional details on operating income adjustments.

FBL Financial Group, Inc.	March 31, 2008
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$291	$287
Net investment income	35,538	36,810
Derivative income (loss)	(133)	41

	35,696	37,138
Benefits and expenses	28,454	28,021

Pre-tax operating income	$7,242	$9,117

Other data
Annuity premiums collected, direct	$45,348	$35,463
Policy liabilities and accruals, end of period	2,237,420	2,218,642

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.17%	6.40%
Weighted average interest crediting rate/index cost	4.23	4.05

Spread	1.94%	2.35%

Individual traditional annuity withdrawal rate	3.6%	4.9%
Pre-tax operating income for the Exclusive Annuity segment decreased 20.6% in the first quarter of 2008 to $7.2 million due primarily to a decrease in spreads earned on the underlying business, primarily due to lower net investment income, partially offset by reducing crediting rates during 2007 and the first quarter of 2008. Net investment income was negatively impacted by reinvestment rates being lower than the yield on investments maturing or being paid down. In addition, net investment income for the three-month period includes $0.4 million in 2008 and $1.1 million in 2007 in fee income from bond calls, tender offers and mortgage loan prepayments and the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities.
Premiums collected increased 27.9% in the 2008 period to $45.3 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2008 is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. We also believe this favorable competitive environment resulted in fewer surrenders, therefore decreasing the withdrawal rate for the first quarter of 2008.
The change in the weighted average yield on cash and invested assets is primarily attributable to the items affecting net investment income noted above. Weighted average interest crediting rate includes the impact of our interest rate swap program. Operating income (loss) for the quarter from these swaps totaled ($0.1) million in 2008 compared to $1.0 million in 2007. Income from these swaps is netted against interest credited through March 31, 2007, but included in derivative loss starting in the second quarter of 2007. Contributing to the decrease in spreads is a shift of business to a new money product that has a short guaranteed interest period and lower spread target. Effective March 1, 2008, we decreased the interest crediting rate on a significant portion of our annuity portfolio 30 basis points to increase our spreads earned.

FBL Financial Group, Inc.	March 31, 2008
Traditional Annuity — Independent Distribution Segment

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$5,309	$4,105
Net investment income	90,766	71,122
Derivative loss	(17,793)	(4,054)

	78,282	71,173
Benefits and expenses	70,487	60,014

Pre-tax operating income	$7,795	$11,159

Other data
Annuity premiums collected, independent channel Fixed rate annuities	$120,928	$74,543
Index annuities	205,758	221,517

Total annuity premiums collected, independent channel	326,686	296,060
Annuity premiums collected, assumed	882	755
Policy liabilities and accruals, end of period	6,980,529	5,598,405

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	5.96%	5.97%
Weighted average interest crediting rate/index cost	3.80	3.59

Spread	2.16%	2.38%

Individual traditional annuity withdrawal rate	5.9%	4.1%
Pre-tax operating income for the Independent Annuity segment decreased 30.1% in the 2008 period to $7.8 million. The decrease is principally due to the impact of unlocking which increased pre-tax income $2.6 million for the first quarter of 2007. In addition, the decrease is the result of a decrease in spreads earned on assumed business, primarily due to higher option costs and a decrease in the benefit from hedging results. Revenues, benefits and expenses and volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The number of individual licensed independent agents increased to 20,726 at March 31, 2008, from 16,220 at March 31, 2007. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $6,789.8 million for the 2008 period and $5,384.4 million for the 2007 period.
The increase in interest sensitive and index product charges in the 2008 period is due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increase in net investment income is attributable to growth in invested assets principally due to net premium inflows. Net investment income for the three-month period includes $0.3 million in 2008 and $0.9 million in 2007 in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities. The increase in derivative loss is due to an increase in the cost of money for call options and a decrease in proceeds from call option settlements as discussed under “Derivative loss” above. Call option settlements in 2008 totaled $14.3 million for the first quarter of 2008 and $19.7 million for the 2007 period. The cost of money for call options in the first quarter of 2008 totaled $32.1 million compared to $23.7 million in the 2007 period.
Benefits and expenses for the 2008 period increased due to growth in the volume of business in force, partially offset by a reduction in index credits. Index credits totaled $14.5 million in the first quarter of 2008 compared to $20.2 million in the 2007 period due to the amount of appreciation in the underlying indices and timing of policy anniversary dates.

FBL Financial Group, Inc.	March 31, 2008
The weighted average yield was fairly consistent between the periods, while the weighted average crediting rate increased for the 2008 period primarily due to higher option costs. The decrease in spread is primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio.
Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,421	$11,329
Traditional life insurance premiums and other income	36,133	34,537
Net investment income	35,787	35,837
Other income	21	—

	83,362	81,703
Benefits and expenses	75,198	70,309

Pre-tax operating income	$8,164	$11,394

Other data
Life premiums collected, net of reinsurance	$49,994	$48,597
Policy liabilities and accruals, end of period	2,184,452	2,142,815
Direct life insurance in force, end of period (in millions)	33,772	31,212

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.50%	6.94%
Weighted average interest crediting rate	4.41	4.60

Spread	2.09%	2.34%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 28.3% in the 2008 period to $8.2 million. The decrease in the 2008 period is primarily due to higher death benefits and a decrease in spreads, partially offset by higher traditional life insurance premiums. Net investment income was negatively impacted by reinvestment rates being lower than the yield on investments maturing or being paid down. Net investment income includes fee income from bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities totaling $0.7 million in the first quarter of 2008 and 2007.
Death benefits in excess of reserves released for the first quarter of 2008 increased 12.3% to $19.1 million, due to a record number of death claims reported.
The change in the weighted average yield on cash and invested assets is attributable to less income received from bond calls in the interest sensitive life portfolio and lower reinvestment rates . The decrease in weighted average interest crediting rate is primarily due to decreases in credited rates made on direct and assumed business subsequent to March 31, 2007.

FBL Financial Group, Inc.	March 31, 2008
Variable Segment

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,211	$11,265
Net investment income	3,341	3,473
Other income	383	1,623

	15,935	16,361
Benefits and expenses	14,767	14,103

Pre-tax operating income	$1,168	$2,258

Other data
Variable premiums collected, net of reinsurance	$41,921	$42,783
Policy liabilities and accruals, end of period	233,561	233,117
Separate account assets, end of period	802,225	784,995
Direct life insurance in force, end of period (in millions)	7,804	7,704
Pre-tax operating income for the Variable segment decreased 48.3% to $1.2 million in the first quarter of 2008 primarily due to a decrease in other income and an increase in death benefits. Other income decreased $1.2 million in the first quarter of 2008 due primarily to the recognition of non-recurring contingent administrative fee income from alliance partners in 2007.
Interest sensitive product charges increased primarily due to cost of insurance charges. Cost of insurance charges increased 5.9% to $7.3 million in the first quarter of 2008 due primarily to the impact of the aging of business in force. Benefits and expenses increased 4.7% to $14.8 million in the first quarter of 2008 due to a $0.6 million increase in death benefits.
Corporate and Other Segment

	Three months ended March 31,
	2008	Adjusted 2007
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$3,062	$2,720
Other income	5,435	5,473

	8,497	8,193
Interest expense	4,451	3,288
Benefits and other expenses	6,369	6,212

	(2,323)	(1,307)
Minority interest	9	(10)
Equity income, before tax	180	577

Pre-tax operating loss	$(2,134)	$(740)

Pre-tax operating loss increased 188.4% to $2.1 million, primarily due to an increase in interest expense and a decrease in equity income, partially offset by an increase in net investment income. Interest expense increased in the 2008 period due an increase in our average debt outstanding resulting from the Senior Notes offering in March 2007. Net investment income increased primarily due to an increase in average invested assets from the proceeds of the Senior Notes offering. The changes in other income and expense are primarily due to operating results of our non-insurances subsidiaries.

FBL Financial Group, Inc.	March 31, 2008
Financial Condition
Investments
Our total investment portfolio decreased 1.4% to $10,979.0 million at March 31, 2008 compared to $11,137.9 million at December 31, 2007. This decrease is primarily the result of the impact of an increase in net unrealized depreciation on fixed maturity securities classified as available for sale and a decrease in the value of our derivatives, partially offset by net cash received from interest sensitive and index products. Net unrealized depreciation of fixed maturity securities increased $267.4 million during the three months of 2008 to a net unrealized loss of $407.8 million at March 31, 2008, principally due to the impact of a general widening of credit spreads (difference between bond yields and risk-free interest rates), partially offset by a decrease in risk-free interest rates. We believe credit spreads have widened due to increasing concerns regarding the United States economy. These concerns are driven largely by increasing home mortgage foreclosure and bankruptcy rates. This, in turn, has decreased the liquidity of certain mortgage, other asset-backed and collateralized debt obligation securities. Details regarding securities in an unrealized loss position are included in the discussion that follows.
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
Our investment portfolio is summarized in the table below:

	March 31, 2008		December 31, 2007
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$7,807,847	71.1%	$7,866,990	71.1%
144A private placement	1,269,314	11.6	1,318,181	11.9
Private placement	337,317	3.1	337,421	3.0

Total fixed maturities – available for sale	9,414,478	85.8	9,522,592	86.0
Equity securities	25,007	0.2	23,633	0.2
Mortgage loans on real estate	1,229,068	11.2	1,221,573	11.0
Derivative instruments	28,359	0.3	43,918	0.4
Investment real estate	2,559	—	2,559	—
Policy loans	179,140	1.6	179,490	1.6
Other long-term investments	1,300	—	1,300	—
Short-term investments	99,095	0.9	72,005	0.8

Total investments	$10,979,006	100.0%	$11,067,070	100.0%

As of March 31, 2008, 96.1% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2008, the investment in non-investment grade debt was 3.9% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

FBL Financial Group, Inc.	March 31, 2008
The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		March 31, 2008		December 31, 2007
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,838,522	62.0%	$6,056,231	63.6%
2	BBB	3,213,010	34.1	3,100,795	32.6

	Total investment grade	9,051,532	96.1	9,157,026	96.2
3	BB	256,601	2.8	264,070	2.7
4	B	67,479	0.7	64,700	0.7
5	CCC, CC, C	36,753	0.4	36,314	0.4
6	In or near default	2,113	—	482	—

	Total below investment grade	362,946	3.9	365,566	3.8

	Total fixed maturities – available for sale	$9,414,478	100.0%	$9,522,592	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,722,177	$493,212	$19,532	$1,228,965	$(162,703)
Manufacturing	1,136,011	697,736	33,627	438,275	(44,588)
Mining	456,903	294,865	13,186	162,038	(9,471)
Retail trade	111,089	66,181	3,707	44,908	(5,882)
Services	177,303	96,695	3,312	80,608	(4,583)
Transportation	177,554	82,634	6,453	94,920	(8,362)
Private utilities and related sectors	499,094	301,376	15,923	197,718	(9,337)
Other	87,874	45,143	1,884	42,731	(2,644)

Total corporate securities	4,368,005	2,077,842	97,624	2,290,163	(247,570)
Mortgage and asset-backed securities	2,608,877	818,754	22,012	1,790,123	(276,538)
United States Government and agencies	455,273	370,877	12,252	84,396	(2,787)
State, municipal and other governments	1,295,320	675,537	19,647	619,783	(28,479)
Public utilities	687,003	331,618	13,368	355,385	(17,348)

Total	$9,414,478	$4,274,628	$164,903	$5,139,850	$(572,722)

FBL Financial Group, Inc.	March 31, 2008

	December 31, 2007
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,826,956	$720,244	$25,480	$1,106,712	$(91,717)
Manufacturing	1,089,836	582,073	23,726	507,763	(31,703)
Mining	434,459	265,921	10,149	168,538	(7,738)
Retail trade	115,178	71,302	4,391	43,876	(3,336)
Services	171,913	108,239	4,818	63,674	(3,550)
Transportation	187,513	93,600	6,266	93,913	(5,460)
Private utilities and related sectors	483,613	307,077	15,989	176,536	(6,412)
Other	88,206	50,289	1,265	37,917	(1,711)

Total corporate securities	4,397,674	2,198,745	92,084	2,198,929	(151,627)
Mortgage and asset-backed securities	2,685,973	955,176	16,052	1,730,797	(102,631)
United States Government and agencies	554,340	405,936	8,454	148,404	(4,524)
State, municipal and other governments	1,252,899	723,326	19,118	529,573	(15,106)
Public utilities	631,706	333,750	10,973	297,956	(13,187)

Total	$9,522,592	$4,616,933	$146,681	$4,905,659	$(287,075)

The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		March 31, 2008
		Carrying Value
		of Securities
		with Gross		Gross
NAIC		Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,178,117	61.8%	$(336,327)	58.7%
2	BBB	1,744,651	33.9	(182,152)	31.8

	Total investment grade	4,922,768	95.7	(518,479)	90.5
3	BB	152,608	3.0	(34,117)	6.0
4	B	40,249	0.8	(11,905)	2.1
5	CCC, CC, C	24,225	0.5	(8,221)	1.4
6	In or near default	—	—	—	—

	Total below investment grade	217,082	4.3	(54,243)	9.5

	Total	$5,139,850	100.0%	$(572,722)	100.0%

FBL Financial Group, Inc.	March 31, 2008

		December 31, 2007
		Carrying Value
		of Securities
		with Gross		Gross
NAIC		Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,113,384	63.5%	$(172,016)	59.9%
2	BBB	1,605,652	32.7	(89,572)	31.2

	Total investment grade	4,719,036	96.2	(261,588)	91.1
3	BB	130,043	2.7	(13,533)	4.7
4	B	26,633	0.5	(5,335)	1.9
5	CCC, CC, C	29,947	0.6	(6,619)	2.3
6	In or near default	—	—	—	—

	Total below investment grade	186,623	3.8	(25,487)	8.9

	Total	$4,905,659	100.0%	$(287,075)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	March 31, 2008
			Gross
	Number of	Amortized	Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	175	$1,224,463	$(53,693)	$1,170,770
Greater than three months to six months	67	485,105	(42,225)	442,880
Greater than six months to nine months	30	182,799	(26,419)	156,380
Greater than nine months to twelve months	123	817,186	(131,228)	685,958
Greater than twelve months	364	3,003,019	(319,157)	2,683,862

Total		$5,712,572	$(572,722)	$5,139,850

	December 31, 2007
	Number of	Amortized	Gross Unrealized	Estimated
	Issuers	Cost	Losses	Market Value
	(Dollars in thousands)
Three months or less	82	$571,263	$(14,014)	$557,249
Greater than three months to six months	33	207,506	(12,992)	194,514
Greater than six months to nine months	143	1,012,268	(62,549)	949,719
Greater than nine months to twelve months	58	300,857	(14,218)	286,639
Greater than twelve months	375	3,100,840	(183,302)	2,917,538

Total		$5,192,734	$(287,075)	$4,905,659

FBL Financial Group, Inc.	March 31, 2008
The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	March 31, 2008		December 31, 2007
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
		(Dollars in thousands)
Due in one year or less	$4,111	$(24)	$4,697	$(2)
Due after one year through five years	241,215	(22,344)	206,405	(10,436)
Due after five years through ten years	1,208,038	(109,163)	1,205,663	(66,342)
Due after ten years	1,892,002	(164,014)	1,747,686	(106,075)

	3,345,366	(295,545)	3,164,451	(182,855)
Mortgage and asset-backed securities	1,790,123	(276,538)	1,730,797	(102,631)
Redeemable preferred stock	4,361	(639)	10,411	(1,589)

Total	$5,139,850	$(572,722)	$4,905,659	$(287,075)

Included in the above table are 912 securities from 581 issuers at March 31, 2008 and 863 securities from 538 issuers at December 31, 2007. The following summarizes the details describing the more significant unrealized losses by investment category as of March 31, 2008.
Corporate securities: The unrealized losses on corporate securities, which include redeemable preferred stocks, totaled $247.6 million, or 43.2% of our total unrealized losses. The largest losses were in the financial services sector ($1,229.0 million carrying value and $162.7 million unrealized loss) and in the manufacturing sector ($438.3 million carrying value and $44.6 million unrealized loss). The largest unrealized losses in the financial services sector were in the holding and other investment offices sector ($533.9 million carrying value and $69.7 million unrealized loss) and the depository institutions sector ($361.6 million carrying value and $63.5 million unrealized loss). The majority of securities in the holding and other investment offices sector are real estate investment trust bonds. The unrealized losses in this sector are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets. The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets these institutions hold. The largest unrealized losses in the manufacturing sector were in the paper and allied products sector ($77.9 million carrying value and $17.9 million unrealized loss) and the printing and publishing sector ($35.4 million carrying value and $4.5 million unrealized loss). The unrealized losses in the paper and allied products sector and the printing and publishing sector are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening due to a decrease in market liquidity, an increase in market volatility and concerns about the general health of the economy. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $276.5 million, or 48.3% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and other risky mortgages. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Details regarding the composition of our mortgage and asset-backed securities, including our limited exposure to subprime loans, are provided later in this section. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

FBL Financial Group, Inc.	March 31, 2008
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $2.8 million, or 0.5% of our total unrealized losses, and were caused by spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.
State, municipal and other governments: The unrealized losses on state, municipal and other governments totaled $28.5 million, or 5.0% of our total unrealized losses, and were primarily caused by general spread widening and concerns regarding the stability of the credit quality on the monoline bond insurers. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Additional details regarding the composition of our municipal bond portfolio are provided later in this section. Because the decline in market value is primarily attributable to increased spreads and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.
Public utilities: The unrealized losses on public utilities totaled $17.3 million, or 3.0% of our total unrealized losses, and were caused primarily by spread widening. Because the decline in market value is attributable to changes in market interest rates and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $6.8 million at March 31, 2008. With respect to mortgage and asset-backed securities not backed by the United States Government, our largest exposure to securities from any one issuer had an aggregate unrealized loss of $46.0 million at March 31, 2008. The $46.0 million unrealized loss from one issuer relates to twenty different securities that are backed by different pools of residential mortgage loans. All twenty securities are rated investment grade and the largest unrealized loss on any one security totaled $6.0 million at March 31, 2008.
Excluding mortgage and asset-backed securities and one collateral debt obligation that was impaired during 2008 (see discussion that follows), our largest exposure to securities from any one issuer had an aggregate unrealized loss of $4.5 million at December 31, 2007. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $17.9 million at December 31, 2007. The $17.9 million unrealized loss from one issuer relates to fourteen different securities that are backed by different pools of residential mortgage loans. All fourteen securities are rated investment grade and the largest unrealized loss on any one security totaled $5.9 million at December 31, 2007.
The carrying value and estimated market value of our portfolio of available-for-sale fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FBL Financial Group, Inc.	March 31, 2008

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Amortized Cost	Market Value	Amortized Cost	Market Value
		(Dollars in thousands)
Due in one year or less	$34,639	$35,270	$63,476	$63,980
Due after one year through five years	924,211	932,910	881,754	895,729
Due after five years through ten years	2,475,931	2,412,930	2,441,018	2,411,240
Due after ten years	3,490,895	3,389,688	3,470,968	3,432,672

	6,925,676	6,770,798	6,857,216	6,803,621
Mortgage and asset-backed securities	2,863,403	2,608,877	2,772,552	2,685,973
Redeemable preferred stocks	33,218	34,803	33,218	32,998

Total	$9,822,297	$9,414,478	$9,662,986	$9,522,592

Mortgage and other asset-backed securities comprised 27.7% at March 31, 2008 and 28.2% at December 31, 2007 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	March 31, 2008
The following tables set forth the amortized cost, par value and carrying value of our mortgage and asset-backed securities summarized by type of security.

	March 31, 2008
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
		(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,188,652	$1,213,923	$1,073,297	11.4%
Pass-through	201,198	201,275	205,006	2.2
Planned and targeted amortization class	478,077	483,367	455,838	4.8
Other	40,562	40,656	32,974	0.3

Total residential mortgage-backed securities	1,908,489	1,939,221	1,767,115	18.7
Commercial mortgage-backed securities	677,709	681,668	645,708	6.9
Other asset-backed securities	277,205	287,235	196,054	2.1

Total mortgage and asset-backed securities	$2,863,403	$2,908,124	$2,608,877	27.7%

	December 31, 2007
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,186,016	$1,211,070	$1,153,555	12.1%
Pass-through	199,854	200,024	200,900	2.1
Planned and targeted amortization class	479,194	484,620	473,094	5.0
Other	40,704	40,798	36,521	0.4

Total residential mortgage-backed securities	1,905,768	1,936,512	1,864,070	19.6
Commercial mortgage-backed securities	578,510	578,416	570,057	6.0
Other asset-backed securities	288,274	289,173	251,846	2.6

Total mortgage and asset-backed securities	$2,772,552	$2,804,101	$2,685,973	28.2%

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
The mortgage and asset-backed portfolios include securities with exposure to the Alt-A and subprime home equity loan sectors. Securities with Alt-A and subprime exposure are backed by loans to borrowers with credit scores below those of A-grade borrowers. Prior to 2008, we based our definition of Prime, Alt-A and subprime securities primarily on credit scores, whereby Alt-A securities included borrowers with credit scores ranging from 725 to 641 and subprime securities included borrowers with credit scores of 640 or less. During 2008, we refined our definitions to be more aligned with others in the industry and we now consider owner occupancy, the level of documentation, and quality of collateral, in addition to credit scores, for determining the appropriate classification of the securities in the portfolio. We believe the revised classifications are more appropriate as a security’s performance is highly dependent on the quality of the borrower. This refinement resulted in the reclassification from Alt-A to prime of securities from the 2003 origination year that had a market value of $167.4 million at December 31, 2007.
Our direct exposure to the Alt-A and subprime home equity loan sectors is limited to investments in structured securities collateralized by senior tranches of commercial or residential mortgage loans with this exposure. We do not own any direct investments in subprime lenders or adjustable rate mortgages. A summary of our mortgage and asset-backed portfolios by collateral type is as follows:

FBL Financial Group, Inc.	March 31, 2008

	March 31, 2008			December 31, 2007
		Estimated	Percent		Estimated	Percent
	Amortized	Market	of Fixed	Amortized	Market	of Fixed
	Cost	Value	Maturities	Cost	Value	Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$435,302	$445,712	4.7%	$423,831	$427,097	4.5%
Prime	1,090,991	988,525	10.5	1,098,484	1,068,460	11.2
Alt-A exposure
Mortgage-backed securities	405,655	349,828	3.7	407,063	391,259	4.1
Asset-backed securities	195,175	124,211	1.3	204,336	170,184	1.8

Total Alt-A exposure	600,830	474,039	5.0	611,399	561,443	5.9
Subprime asset-backed securities	30,143	27,705	0.3	30,146	29,259	0.3
Commercial mortgage	677,709	645,708	6.9	578,510	570,057	6.0
Non-mortgage	28,428	27,188	0.3	30,182	29,657	0.3

Total	$2,863,403	$2,608,877	27.7%	$2,772,552	$2,685,973	28.2%

The following table sets forth our residential mortgage-backed securities by type and origination year:

	March 31, 2008
	Government & Prime		Alt-A		Total
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Origination year
2008	$19,378	$19,639	$—	$—	$19,378	$19,639
2007	219,307	214,391	60,243	46,367	279,550	260,758
2006	9,627	9,809	25,721	19,242	35,348	29,051
2005	9,882	10,030	—	—	9,882	10,030
2004 and prior	1,244,640	1,163,418	319,691	284,219	1,564,331	1,447,637

Total	$1,502,834	$1,417,287	$405,655	$349,828	$1,908,489	$1,767,115

Loan-to-value ratio*	68.5%		73.1%		69.7%

	December 31, 2007
	Government & Prime		Alt-A		Total
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Origination year
2007	$223,246	$225,086	$60,235	$58,313	$283,481	$283,399
2006	10,068	10,133	25,857	22,818	35,925	32,951
2005	9,920	9,913	—	—	9,920	9,913
2004 and prior	1,255,471	1,227,679	320,971	310,128	1,576,442	1,537,807

Total	$1,498,705	$1,472,811	$407,063	$391,259	$1,905,768	$1,864,070

Loan-to-value ratio*	68.5%		73.2%		69.8%

*	Represents average loan-to-value ratio at issue.

FBL Financial Group, Inc.	March 31, 2008
The following table sets forth our mortgage related other asset-backed securities by type and origination year:

	March 31, 2008
	Government & Prime		Alt-A		Subprime		Total
		Estimated		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value	Cost	Value

				(Dollars in thousands)
Origination year
2007	$9,993	$6,317	$30,974	$16,280	$—	$—	$40,967	$22,597
2006	9,759	6,833	127,413	74,021	—	—	137,172	80,854
2005	—	—	25,958	24,721	30,143	27,705	56,101	52,426
2004 and prior	3,707	3,800	10,830	9,189	—	—	14,537	12,989

Total	$23,459	$16,950	$195,175	$124,211	$30,143	$27,705	$248,777	$168,866

	December 31, 2007
	Government & Prime		Alt-A		Subprime		Total
		Estimated		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)
Origination year
2007	$9,995	$9,172	$30,979	$27,501	$—	$—	$40,974	$36,673
2006	9,746	9,659	136,551	107,504	—	—	146,297	117,163
2005	—	—	25,961	24,749	30,146	29,259	56,107	54,008
2004 and prior	3,869	3,915	10,845	10,430	—	—	14,714	14,345

Total	$23,610	$22,746	$204,336	$170,184	$30,146	$29,259	$258,092	$222,189

The following table set forth our commercial mortgage-backed securities by acquisition year:

	March 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Acquisition Year
2008	$102,128	$106,960	$—	$—
2007	202,047	186,960	202,044	202,089
2006	146,912	132,580	146,865	142,960
2005	38,492	31,943	38,568	31,938
2004 and prior	188,130	187,265	191,033	193,070

Total	$677,709	$645,708	$578,510	$570,057

A summary of our commercial mortgage backed portfolio by ratings is as follows:

	March 31, 2008		December 31, 2007
Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$328,911	50.9%	$316,423	55.5%
AA	19,585	3.0	19,636	3.4
A	19,348	3.0	21,549	3.8
NR (1)	277,864	43.1	212,449	37.3

Total	$645,708	100.0%	$570,057	100.0%

(1)	These securities are GNMA and FNMA commercial mortgage backed and have no formal rating.
The corporate securities portfolio also includes one collateralized debt obligation partially backed by subprime mortgage which was written down during the first quarter of 2008 to the estimated fair value of $0.9 million. This security had an amortized cost of $10.0 million and fair value of $1.5 million at December 31, 2007. Our other investments in collateralized debt obligations are backed by investment grade credit default swaps with no home equity exposure. These are all actively managed investments rated AA or above with a carrying value totaling $36.8

FBL Financial Group, Inc.	March 31, 2008
million and unrealized loss of $18.4 million at March 31, 2008 and a carrying value of $45.2 million and unrealized loss of $10.1 million at December 31, 2007.
The mortgage and asset-backed portfolios also include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. At March 31, 2008, the market value of our insured mortgage and asset-backed holdings totaled $148.9 million, or 5.7% of our mortgage and asset-backed portfolios and 1.6% of our total fixed income portfolio. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. The insolvency of one or more of the insurance providers could have a short-term liquidity impact and expose these securities to a higher probability of experiencing a cash flow shortfall. These insured holdings include asset-backed securities with a market value of $53.6 million and an unrealized loss of $47.5 million wrapped by Financial Guarantee Insurance Co., which has experienced losses and been under pressure to raise capital. We do not consider these investments to be other-than-temporarily impaired at March 31, 2008 because we do not have reason to believe that guarantees will not be honored and we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity.
Our state, municipal and other government securities include investments in general obligation, revenue, military housing and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio’s risk profile.
A summary of our insured and uninsured state municipal and other government holdings by rating of the insurer and underlying issue is as follows:

	March 31, 2008
					Insured Bonds				Total Bonds by
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total

	(Dollars in thousands)
AAA (1)	$149,283	46.6%	$732,886	75.2%	$—	—%	$882,169	68.1%	$149,283	11.5%
AA	120,982	37.8	153,163	15.7	313,751	32.2	274,145	21.2	434,733	33.6
A	16,088	5.0	75,735	7.8	340,002	34.8	91,823	7.1	356,090	27.5
BBB	32,050	10.1	13,400	1.3	53,725	5.5	45,450	3.5	85,775	6.6
BB	1,733	0.5	—	—	—	—	1,733	0.1	1,733	0.1
NR (2)	—	—	—	—	267,706	27.5	—	—	267,706	20.7

	$320,136	100.0%	$975,184	100.0%	$975,184	100.0%	$1,295,320	100.0%	$1,295,320	100.0%

	December 31, 2007
					Insured Bonds				Total Bonds by
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total

	(Dollars in thousands)
AAA (1)	$146,483	48.4%	$947,316	99.7%	$—	—%	$1,093,799	87.3%	$146,483	11.7%
AA	112,912	37.3	3,075	0.3	316,797	33.3	115,987	9.3	429,709	34.3
A	9,987	3.3	—	—	302,980	31.9	9,987	0.8	312.967	25.0
BBB	31,367	10.4	—	—	57,983	6.1	31,367	2.5	89,350	7.1
BB	1,759	0.6	—	—	—	—	1,759	0.1	1,759	0.1
NR (2)	—	—	—	—	272,631	28.7	—	—	272,631	21.8

	$302,508	100.0%	$950,391	100.0%	$950,391	100.0%	$1,252,899	100.0%	$1,252,899	100.0%

(1)	AAA uninsured bonds includes $45.7 million in 2008 and $47.2 million in 2007 of bonds with GNMA and/or FNMA collateral.

FBL Financial Group, Inc.	March 31, 2008

(2)	No formal public rating issued. Approximately 48% in 2008 and 53% in 2007 of the non-rated securities relate to military housing bonds, which we believe have an “A-” shadow rating; approximately 34% in 2008 and 31% in 2007 are revenue obligation bonds; and approximately 18% in 2008 and 16% in 2007 are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (65% in 2008 and 64% in 2007), Financial Security Assurance, Inc. (18% in 2008 and 2007), MBIA Insurance Corporation (11% in 2008 and 2007); Financial Guaranty Insurance Co. (5% in 2008 and 6% in 2007) and other (1% in 2008 and 2007).
We do not directly own any fixed income or equity investments in monoline bond insurers. A summary of the fixed maturity securities we hold that are wrapped by insurance follows:

		March 31, 2008		December 31, 2007
	Equivalent
	S&P
Bond Insurer	Rating	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
		(Dollars in thousands)
AMBAC Assurance Corporation	AAA	$411,558	$390,696	$409,834	$408,800
MBIA Insurance Corporation	AAA	305,050	287,387	303,360	300,067
Financial Guaranty Insurance Co. (1)	BB	254,217	202,726	251,210	230,542
Financial Security Assurance , Inc.	AAA	183,208	186,282	159,113	161,020
All others (5 insurers in 2008 and 2007) (2)		147,915	137,708	147,903	145,781

		$1,301,948	$1,204,799	$1,271,420	$1,246,210

(1)	Rating changed to AA on January 31, 2008 and BB on March 28, 2008.

(2)	Includes 97.7% in 2008 and 97.9% in 2007 of A rated insurers and 2.3% in 2008 and 2.1% in 2007 of non-rated insurers at March 31, 2008.
Equity securities totaled $25.0 million at March 31, 2008 and $23.6 million at December 31, 2007. Gross unrealized gains totaled $2.7 million and gross unrealized losses totaled $0.1 million at March 31, 2008. At December 31, 2007, gross unrealized gains totaled $1.3 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in American Equity Investment Life Holding Company which totaled $14.1 million at March 31, 2008 and $12.6 million at December 31, 2007.
Mortgage loans totaled $1,229.1 million at March 31, 2008 and $1,221.6 million at December 31, 2007. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at March 31, 2008 or December 31, 2007.
Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. Information regarding the collateral type and related geographic location within the United States follows:

	March 31, 2008		December 31, 2007
	Mortgage Loan		Mortgage Loan
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$419,681	34.1%	$426,005	34.9%
Retail	397,271	32.3	386,506	31.6
Industrial	381,629	31.1	373,449	30.6
Other	30,487	2.5	35,613	2.9

Total	$1,229,068	100.0%	$1,221,573	100.0%

FBL Financial Group, Inc.	March 31, 2008

	March 31, 2008		December 31, 2007
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$294,636	24.0%	$284,872	23.3%
East North Central	240,624	19.6	242,899	19.9
Pacific	229,825	18.7	228,366	18.7
West North Central	157,124	12.7	158,538	13.0
Mountain	121,555	9.9	127,055	10.4
West South Central	68,520	5.5	69,739	5.7
Other	116,784	9.6	110,104	9.0

Total	$1,229,068	100.0%	$1,221,573	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 9.2 years at March 31, 2008 and 9.3 years at December 31, 2007. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.8 at March 31, 2008 and 6.3 at December 31, 2007.
Collateral Related to Securities Lending and Other Transactions
We participate in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 102% of the market value of the loaned securities and at least 100% collateral be maintained through the period the securities are on loan. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the securities are on loan. The collateral is accounted for as a secured borrowing and is recorded as an asset on the consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheet with a market value of $191.2 million at March 31, 2008 and $179.5 million at December 31, 2007 were on loan under the program and we were liable for cash collateral under our control totaling $197.4 million at March 31, 2008 and $185.3 million at December 31, 2007.
Other Assets
Deferred policy acquisition costs increased 9.9% to $1,089.3 million and deferred sales inducements increased 10.0% to $321.3 million at March 31, 2008 due primarily to the impact of the change in unrealized appreciation/ depreciation on fixed maturity securities and capitalization of costs incurred with new sales. Assets held in separate accounts decreased 7.0% to $802.2 million to net unrealized losses on the underlying investment portfolios.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 1.7% to $11,706.1 million at March 31, 2008 primarily due to increases in the volume of business in force. Other liabilities increased 15.5% to $121.1 million primarily due to an increase in payables for securities purchases.
Stockholders’ Equity
Stockholders’ equity decreased 10.7% to $806.4 million at March 31, 2008, compared to $902.9 million at December 31, 2007. This decrease is attributable to a decrease in the change in the unrealized appreciation/ depreciation on fixed maturity securities, partially offset by net income and proceeds from stock options.

FBL Financial Group, Inc.	March 31, 2008
At March 31, 2008, common stockholders’ equity was $803.4 million, or $26.64 per share, compared to $899.9 million or $29.98 per share at December 31, 2007. Included in stockholders’ equity per common share is $4.57 at March 31, 2008 and $1.21 at December 31, 2007 attributable to accumulated other comprehensive loss.
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
We paid cash dividends on our common and preferred stock during the first quarter of 2008 totaling $3.8 million and $3.6 million in the 2007 period. Interest payments on our debt totaled $4.9 million for the first quarter of 2008 and $1.9 million for the 2007 period. It is anticipated quarterly cash dividend requirements will be $0.125 per common and $0.0075 per Series B redeemable preferred share or approximately $11.3 million for the remainder of 2008. In addition, interest payments on our debt are estimated to be $12.9 million for the remainder of 2008.
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
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. During the first quarter of 2007, Farm Bureau Life paid dividends totaling $5.0 million and we anticipate that Farm Bureau Life will pay dividends totaling $20.0 million in 2008 ($5.0 million per quarter).
We may from time to time review potential acquisition opportunities. It is anticipated that funding for any such acquisition would be provided from available cash resources, debt or equity financing. As of March 31, 2008, we had no material commitments for capital expenditures. The parent company had available cash and investments totaling $55.3 million at March 31, 2008.
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

FBL Financial Group, Inc.	March 31, 2008
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $280.4 million in the first quarter of 2008 and $277.3 million in the 2007 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale, trading and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at March 31, 2008, included $99.1 million of short-term investments, $101.4 million of cash and $1,179.1 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2007, we had contractual obligations totaling $21,283.1 million with payments due as follows: less than one year — $1,385.7 million, one-to-three years — $2,250.0 million, four-to-five years — $2,514.9 million and after five years — $15,132.4 million. There have been no material changes to our total contractual obligations since December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The level of credit risk in our investment portfolio has increased. See “Financial Condition — Investments” for additional information about credit risk in our investment portfolio. There have been no other material changes in the market risks of our financial instruments since December 31, 2007.
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FBL Financial Group, Inc.	March 31, 2008
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a)	Exhibits:
3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)

3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)

3(ii)(a)	Second Restated Bylaws, adopted May 14, 2004 (G)

3(ii)(b)	Amendment to Article VI of Second Restated Bylaws adopted May 16, 2007 (P)

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)

4.3	Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (M)

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (M)

4.5	Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)

4.7	Form of 5.85% Senior Note Due 2014 (F)

4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (O)

4.11	Form of 5.875% Senior Note Due 2017 (O)

10.1	2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (L) *

10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (L)*

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (I)

10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (J) *

10.6	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (Q)*

FBL Financial Group, Inc.	March 31, 2008
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)

10.10	Management Performance Plan (2008) sponsored by FBL Financial Group, Inc. * (Q)

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)

10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)

10.18	Form of Change in Control Agreement Form A between the Company and James W. Noyce and John M. Paule (April 22, 2002), Bruce A. Trost (November 24, 2004), James P. Brannen (January 1, 2007) and Richard J. Kypta (March 1, 2008). (D) *

10.19	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of Douglas W. Gumm, Donald J. Seibel and Lou Ann Sandburg, dated as of November 24, 2004 between the Company and David T. Sebastian, and dated as of August 16, 2007 between the Company and Richard J. Kypta (D) *

10.22	Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg and David T. Sebastian (K) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and each of Stephen M. Morain, James W. Noyce and JoAnn Rumelhart (K) *

10.24	Summary of Named Executive Officer Compensation (Q) *

10.25	Form of Restricted Stock Agreement, dated as of February 20, 2007 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel (N) *

10.26	Form of Restricted Stock Agreement, dated as of February 19, 2008 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel (Q) *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors

FBL Financial Group, Inc.	March 31, 2008
Incorporated by reference to:

(A)	Form S-1 filed on July 11, 1996, File No. 333-04332

(B)	Form 8-K filed on June 6, 1997, File No. 001-11917

(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E)	Form 10-K for the period ended December 31, 2003, File No. 001-11917

(F)	Form S-4 filed on May 5, 2004, File No. 333-115197

(G)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

(H)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

(I)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917

(J)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

(K)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

(L)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917

(M)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917

(N)	Form 10-K for the period ended December 31, 2006, File No. 001-11917

(O)	Form S-4 filed on April 6, 2007, File No. 333-141949

(P)	Form 8-K filed on May 16, 2007, File No. 001-11917

(Q)	Form 10-K for the period ended December 31, 2007, File No. 001-11917

FBL Financial Group, Inc.	March 31, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2008

FBL FINANCIAL GROUP, INC.
By	/s/ James W. Noyce
James W. Noyce
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)