Form 10-Q
period 2008-06-30
FBL FINANCIAL GROUP INC
filed 2008-08-06
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at July 31, 2008

Class A Common Stock, without par value	28,960,429
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Cautionary Statement Regarding Forward Looking Information
This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following:
•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Attracting and retaining employees who are key to our business is critical to our growth and success.

•	Changing interest rates and market volatility, and general economic conditions, affect the risks and the returns on both our products and our investment portfolio.

•	Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.

•	As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk based capital computations.

•	A ratings downgrade may have a material adverse effect on our business.

•	Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

•	Our ability to grow depends upon the continued availability of capital, which may not be available when we need it, or may only be available on unfavorable terms.

•	Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.

•	Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our net income (loss).

•	Changes in federal laws, including tax laws, may affect sales of our products and profitability.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	We face competition from companies having greater financial resources, more advanced technology systems, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

•	Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	We assumed a significant amount of closed block business through coinsurance agreements and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We experience volatility in net income (loss) due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
See Part 1A, Risk Factors, of our annual report on Form 10-K for additional information.

ITEM 1. FINANCIAL STATEMENTS
FBL FINACIAL GROUP, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2008 - $10,254,856; 2007 - $9,662,986)	$9,697,741	$9,522,592
Equity securities – available for sale, at market (cost: 2008 - $11,288; 2007 - $22,410)	11,448	23,633
Mortgage loans on real estate	1,262,813	1,221,573
Derivative instruments	25,914	43,918
Investment real estate, less allowances for depreciation of $0 in 2008 and 2007	2,559	2,559
Policy loans	180,631	179,490
Other long-term investments	1,300	1,300
Short-term investments	87,526	72,005

Total investments	11,269,932	11,067,070

Cash and cash equivalents	75,240	84,015
Securities and indebtedness of related parties	19,619	19,957
Accrued investment income	128,608	118,827
Amounts receivable from affiliates	10,924	10,831
Reinsurance recoverable	109,133	123,659
Deferred policy acquisition costs	1,161,533	991,155
Deferred sales inducements	378,559	321,263
Value of insurance in force acquired	48,628	41,215
Property and equipment, less allowances for depreciation of $81,128 in 2008 and $75,365 in 2007	47,257	49,164
Current income taxes recoverable	11,932	7,412
Deferred income tax benefit	59,971	—
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	95,326	186,925
Other assets	30,193	32,458
Assets held in separate accounts	794,846	862,738

Total assets	$14,252,871	$13,927,859

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,145,918	$9,557,073
Traditional life insurance and accident and health products	1,307,138	1,284,068
Unearned revenue reserve	30,544	28,448
Other policy claims and benefits	37,943	31,069

	11,521,543	10,900,658
Other policyholders’ funds:
Supplementary contracts without life contingencies	478,002	439,441
Advance premiums and other deposits	167,763	158,245
Accrued dividends	9,920	11,208

	655,685	608,894

Amounts payable to affiliates	74	35
Long-term debt	316,967	316,930
Deferred income taxes	—	28,188
Collateral payable for securities lending and other transactions	95,114	202,594
Other liabilities	129,902	104,840
Liabilities related to separate accounts	794,846	862,738

Total liabilities	13,514,131	13,024,877

Minority interest in subsidiaries	130	91

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,970,937 shares in 2008 and 28,826,738 shares in 2007	105,795	101,221
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,525	7,525
Accumulated other comprehensive loss	(186,765)	(36,345)
Retained earnings	809,055	827,490

Total stockholders’ equity	738,610	902,891

Total liabilities and stockholders’ equity	$14,252,871	$13,927,859

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Interest sensitive and index product charges	$31,785	$27,930	$60,906	$54,916
Traditional life insurance premiums	38,769	38,975	74,902	73,512
Net investment income	172,173	154,582	340,667	304,544
Derivative income (loss)	(31,685)	44,826	(130,581)	40,949
Realized/unrealized gains (losses) on investments	(74,021)	1,156	(103,368)	2,612
Other income	6,955	6,446	12,820	13,542

Total revenues	143,976	273,915	255,346	490,075
Benefits and expenses:
Interest sensitive and index product benefits	104,477	120,569	209,238	215,400
Change in value of index product embedded derivatives	(30,321)	276	(133,491)	(3,767)
Traditional life insurance benefits	22,602	23,411	49,854	48,081
Increase in traditional life future policy benefits	11,037	11,693	22,427	19,229
Distributions to participating policyholders	5,023	5,656	10,293	11,248
Underwriting, acquisition and insurance expenses	46,992	51,534	93,683	93,644
Interest expense	4,448	4,511	8,899	7,799
Other expenses	6,137	5,673	12,092	11,696

Total benefits and expenses	170,395	223,323	272,995	403,330

	(26,419)	50,592	(17,649)	86,745
Income taxes	9,996	(16,940)	7,538	(29,347)

Minority interest in loss (earnings) of subsidiaries	7	5	16	(5)
Equity income (loss), net of related income taxes	(159)	189	(42)	564

Net income (loss)	(16,575)	33,846	(10,137)	57,957
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income (loss) applicable to common stock	$(16,612)	$33,809	$(10,212)	$57,882

Earnings (loss) per common share	$(0.56)	$1.14	$(0.34)	$1.95

Earnings (loss) per common share – assuming dilution	$(0.56)	$1.12	$(0.34)	$1.91

Cash dividends per common share	$0.125	$0.120	$0.250	$0.240

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income (Loss)	Earnings	Equity
Balance at January 1, 2007	$3,000	$86,462	$7,519	$28,195	$755,544	$880,720
Comprehensive loss:
Net income for six months ended June 30, 2007	—	—	—	—	57,957	57,957
Change in net unrealized investment gains/losses	—	—	—	(69,117)	—	(69,117)
Change in underfunded status of other postretirement benefit plans	—	—	—	15	—	15

Total comprehensive loss						(11,145)
Adjustment resulting from capital transactions of equity investee	—	6	1	—	—	7
Stock based compensation, including the issuance of 277,713 common shares under compensation plans	—	9,286	—	—	—	9,286
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(7,108)	(7,108)

Balance at June 30, 2007	$3,000	$95,754	$7,520	$(40,907)	$806,318	$871,685

Balance at January 1, 2008	$3,000	$101,221	$7,525	$(36,345)	$827,490	$902,891
Comprehensive loss:
Net loss for six months ended June 30, 2008	—	—	—	—	(10,137)	(10,137)
Change in net unrealized investment gains/losses	—	—	—	(150,434)	—	(150,434)
Change in underfunded status of other postretirement benefit plans	—	—	—	14	—	14

Total comprehensive loss						(160,557)
Change in measurement date of benefit plans	—	—	—	—	(770)	(770)
Adjustment resulting from capital transactions of equity investee	—	5	—	—	—	5
Stock based compensation, including the issuance of 144,199 common shares under compensation plans	—	4,569	—	—	—	4,569
Dividends on preferred stock	—	—	—	—	(75)	(75)
Dividends on common stock	—	—	—	—	(7,453)	(7,453)

Balance at June 30, 2008	$3,000	$105,795	$7,525	$(186,765)	$809,055	$738,610

Comprehensive loss totaled $65.3 million in the second quarter of 2008 and $37.5 million in the second quarter of 2007.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2008	2007
Operating activities
Net income (loss)	$(10,137)	$57,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	160,550	178,408
Change in fair value of embedded derivatives	(133,491)	(3,768)
Charges for mortality and administration	(56,925)	(50,866)
Deferral of unearned revenues	777	715
Amortization of unearned revenue reserve	(715)	(704)
Provision for depreciation and amortization of property and equipment	7,876	6,736
Provision for accretion and amortization of investments	(3,429)	(6,254)
Realized/unrealized losses (gains) on investments	103,368	(2,612)
Change in fair value of derivatives	106,786	(28,975)
Increase in traditional life and accident and health benefit accruals	23,070	22,449
Policy acquisition costs deferred	(86,098)	(79,668)
Amortization of deferred policy acquisition costs	47,185	48,581
Amortization of deferred sales inducements	25,716	16,290
Amortization of value of insurance in force	1,067	2,000
Net sale of fixed maturities – trading	—	15,000
Change in accrued investment income	(9,749)	(5,344)
Change in amounts receivable from/payable to affiliates	(54)	4,428
Change in reinsurance recoverable	14,525	357
Change in current income taxes	(4,520)	2,512
Provision for deferred income taxes	(6,584)	5,450
Other	(6,990)	81

Net cash provided by operating activities	172,228	182,773

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	380,419	279,806
Equity securities – available for sale	15,473	15,716
Mortgage loans on real estate	32,897	26,964
Derivative instruments	23,293	71,507
Policy loans	19,769	21,399

	471,851	415,392

Acquisition of investments:
Fixed maturities – available for sale	(1,078,701)	(774,367)
Equity securities – available for sale	(224)	(143)
Mortgage loans on real estate	(74,115)	(142,319)
Derivative instruments	(116,084)	(40,978)
Investment real estate	—	(17)
Policy loans	(20,909)	(20,749)
Short-term investments – net	(15,521)	(11,312)

	(1,305,554)	(989,885)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2008	2007
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$129	$14
Investments in and advances to equity investees	—	(250)
Purchases of property and equipment	(8,356)	(9,102)
Disposal of property and equipment	1,220	1,271

Net cash used in investing activities	(840,710)	(582,560)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,170,146	792,495
Return of policyholder account balances on interest sensitive and index products	(506,535)	(455,835)
Proceeds from long-term debt	—	98,460
Distributions related to minority interests – net	55	2
Excess tax deductions on stock-based compensation	262	1,076
Issuance of common stock	3,307	7,269
Dividends paid	(7,528)	(7,183)

Net cash provided by financing activities	659,707	436,284

Increase (decrease) in cash and cash equivalents	(8,775)	36,497
Cash and cash equivalents at beginning of period	84,015	112,292

Cash and cash equivalents at end of period	$75,240	$148,789

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,895	$7,721
Income taxes	3,286	20,614
Non-cash operating activity:
Deferral of sales inducements	33,388	43,794
See accompanying notes.

FBL Financial Group, Inc.	June 30, 2008
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2007 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (Statement) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. See Note 2, “Fair Value,” for detailed information regarding our fair value measurements. The impact of adoption as of January 1, 2008, was to decrease the carrying value of certain investments and certain policy liabilities and accruals in our consolidated financial statements, resulting in an increase to net income (loss) of $5.6 million ($0.19 per basic and diluted common share). The primary impact of this change was a decrease to the embedded derivatives in the index annuity reserves of $26.7 million. The impact of this change on net income (loss) was mitigated by offsets for the amortization of deferred policy acquisition costs and deferred sales inducements and income taxes.
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
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. We elected to implement this statement and have adopted a policy to offset the collateral against the derivatives. At June 30, 2008, we had master netting agreements with counterparties covering cash collateral payable totaling $10.9 million and cash collateral receivable totaling $8.9 million. These amounts are netted against the fair value of the call options included in derivative instruments and interest rate swaps included in other liabilities in our consolidated balance sheets. At December 31, 2007, we had master netting agreements with counterparties covering cash collateral payable totaling $70.9 million and cash collateral receivable totaling $7.5 million. Any excess collateral that remains after the netting is included in the collateral held or payable for securities lending and other transactions on our consolidated balance sheets. We held excess collateral totaling $0.2 million at June 30, 2008 and $0.1 million at December 31, 2007. These amounts have been restated in the prior year balance sheet. This FSP has no impact on our consolidated statements of income (loss).

FBL Financial Group, Inc.	June 30, 2008
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
Investments for which market prices are not observable are generally private investments, securities valued using non-binding broker quotes or securities with very little trading activity. Fair values of private investments are determined by reference to public market or private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. If these are not available, we use a discounted cash flow analysis using the specific creditors’ credit default swap spread adjusted for the maturity/average life differences. Spread adjustments are intended to reflect an illiquidity premium and take into account a variety of factors including but not limited to: senior unsecured versus secured, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.
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
Level 3 – Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include private corporate securities, broker-only quoted public securities, collateralized debt obligations and index annuity embedded derivatives.
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

FBL Financial Group, Inc.	June 30, 2008
The following table summarizes the valuation of our financial instruments presented in our consolidated balance sheets by the fair value hierarchy levels defined in Statement No. 157:

	June 30, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
		(Dollars in thousands)
Assets
Fixed maturities – available for sale	$—	$8,754,829	$942,912	$9,697,741
Equity securities – available for sale	2,828	8,620	—	11,448
Derivative instruments	—	25,914	—	25,914
Other long-term investments	—	—	1,300	1,300
Cash and short-term investments	117,766	45,000		162,766
Reinsurance recoverable	—	7,871	—	7,871
Collateral held for securities lending and other transactions	—	95,326	—	95,326
Assets held in separate accounts	794,846	—	—	794,846
Approximately 9.7% of the total fixed maturities are included in the Level 3 group.

	June 30, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
		(Dollars in thousands)
Liabilities
Future policy benefits – index annuity embedded derivatives	$—	$—	$624,105	$624,105
Collateral payable for securities lending and other transactions	—	95,114	—	95,114
Other liabilities	—	26	—	26
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
Cash, short-term investments and other long-term investments: Amounts are reported at historical cost, adjusted for amortization of premiums and accrual of discounts, as applicable, which approximates the fair values due to the nature of these assets.
Collateral held and payable for securities lending and other transactions: Fair values are obtained from an independent pricing source.
Reinsurance recoverable: Reinsurance recoverable relating to our portion of the call options used to fund index credits on the index annuities assumed from a reinsurer is reported at fair value. Fair value is determined using quoted market prices for the call options, less an adjustment for credit risk. Reinsurance recoverable also includes the embedded derivatives in our modified coinsurance contracts under which we cede or assume business. Market values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. We are not required to estimate fair value for the remainder of the reinsurance recoverable balance.

FBL Financial Group, Inc.	June 30, 2008
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
The following table summarizes the Level 3 fixed maturity investments by valuation methodology as of June 30, 2008:

	June 30, 2008
			Mortgage or
	Private	Publicly traded	other asset -		Percent of
	corporation	issues	backed securities	Total	Total
	(Dollars in thousands)
Source of valuation
Third-party vendors	$367,488	$277,285	$171,902	$816,675	86.6%
Priced internally	27,365	92,176	6,696	126,237	13.4

Total	$394,853	$369,461	$178,598	$942,912	100.0%

The changes in financial instruments measured at fair value, excluding accrued interest income, for which we have used Level 3 inputs to determine fair value during the first six months of 2008 are as follows:

	Fixed maturities	Other long-term
	available for sale	investments
	(Dollars in thousands)
Assets
Balance, December 31, 2007	$1,072,697	$1,300
Purchases (disposals), net	170,234	—
Realized and unrealized gains (losses), net	(86,645)	—
Transfers in and/or (out) of Level 3 (A)	(213,336)	—
Included in earnings (amortization)	(38)	—

Balance, June 30, 2008	$942,912	$1,300

Change in unrealized gains/losses on investments held at June 30, 2008	$(55,413)	$—

(A)	Included in the transfers in and/or out line above is $227.2 million of securities that were priced using a broker only quote at December 31, 2007 and were transferred to a pricing service that uses observable market data in the prices and $13.9 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at June 30, 2008.

Future policy benefits – index product embedded derivatives
Balance, December 31, 2007	$747,511
Premiums less benefits, net	26,518
Impact of unrealized gains (losses), net	(149,924)

Balance, June 30, 2008	$624,105

Change in unrealized gains/losses on embedded derivatives held at June 30, 2008 (1)	$(149,924)

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of income (loss).

FBL Financial Group, Inc.	June 30, 2008
3. Defined Benefit Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated statements of income (loss) for the second quarter totaled $1.1 million for 2008 and $1.5 million for 2007, and for the six months ended June 30 totaled $2.3 million for 2008 and $3.0 million for 2007. As described in Note 1 above, we also recorded a portion of the net periodic pension costs as a charge to retained earnings totaling $0.8 million as a result of adopting the measurement date portion of Statement No. 158. Components of net periodic pension cost for all employers in the multiemployer plans are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$1,659	$2,341	$3,318	$4,682
Interest cost	3,709	3,476	7,418	6,951
Expected return on assets	(3,495)	(3,087)	(6,990)	(6,174)
Amortization of prior service cost	196	193	392	387
Amortization of actuarial loss	945	1,119	1,890	2,239

Net periodic pension cost – all employers	$3,014	$4,042	$6,028	$8,085

4. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 2008, management is not aware of any claims for which a material loss is reasonably possible.
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
On June 25, 2008, the Securities Exchange Commission (SEC) published for public comment proposed Rule 151A which would require index annuities to be regulated by the SEC. Under this proposed rule, index annuities would be considered a type of security and all agents selling the product would have to be registered representatives affiliated with a licensed broker dealer. While there is uncertainty regarding the outcome of this proposed rule, it is possible that we will have a more regulated environment for index annuities in the future. If the proposed rule is adopted in its current form, we believe it would likely result in increased costs and decreased production with possible product design and compensation limitations. Index annuities are important to our business, however we also offer a wide variety of life insurance and annuity products and have experience with registered investment products. The

FBL Financial Group, Inc.	June 30, 2008
proposed rule indicates there would be 12 months between publication and the effectiveness of any final rule. We are confident that we can transition to an SEC regulated environment within this time period.
In 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover those damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed and we continue to believe both claims are valid. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, any recoveries will be recorded in net income (loss) in the period the recovery is received.
5. Earnings (Loss) Per Share
The following table sets forth the computation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss)	$(16,575)	$33,846	$(10,137)	$57,957
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Numerator for earnings (loss) per common share – income (loss) available to common stockholders	$(16,612)	$33,809	$(10,212)	$57,882

Denominator:
Weighted average shares	29,815,392	29,621,284	29,802,226	29,582,618
Deferred common stock units relating to deferred compensation plans	76,686	60,370	73,446	58,420

Denominator for earnings (loss) per common share – weighted-average shares	29,892,078	29,681,654	29,875,672	29,641,038
Effect of dilutive securities – stock-based compensation	—	603,538	—	626,403

Denominator for diluted earnings (loss) per common share – adjusted weighted-average shares	29,892,078	30,285,192	29,875,672	30,267,441

Earnings (loss) per common share	$(0.56)	$1.14	$(0.34)	$1.95

Earnings (loss) per common share – assuming dilution	$(0.56)	$1.12	$(0.34)	$1.91

FBL Financial Group, Inc.	June 30, 2008
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) represents net income (loss) excluding, as applicable, the impact of:
•	realized and unrealized gains and losses on investments;

•	changes in net unrealized gains and losses on derivatives; and

•	the cumulative effect of changes in accounting principles.
We use operating income (loss), in addition to net income (loss), to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the cumulative effect of changes in accounting principles is a nonrecurring item. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments and interest rate swaps backing our annuity liabilities, the derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring item enhances the analysis of our results. We use operating income (loss) for goal setting, determining company-wide bonuses and evaluating performance on a basis comparable to that used by many in the investment community.

FBL Financial Group, Inc.	June 30, 2008
Financial information concerning our operating segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$35,003	$38,251	$70,699	$75,389
Traditional Annuity – Independent Distribution	81,053	94,376	159,336	165,549
Traditional and Universal Life Insurance	86,218	87,392	169,580	169,095
Variable	16,561	15,762	32,496	32,123
Corporate and Other	8,800	9,297	17,297	17,490

	227,635	245,078	449,408	459,646

Realized/unrealized gains (losses) on investments (A)	(74,129)	1,156	(103,561)	2,612
Change in net unrealized gains/losses on derivatives (A)	(9,530)	27,681	(90,501)	27,817

Consolidated revenues	$143,976	$273,915	$255,346	$490,075

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$7,614	$8,458	$14,856	$17,575
Traditional Annuity – Independent Distribution	8,894	8,475	16,690	19,634
Traditional and Universal Life Insurance	15,665	16,217	23,828	27,611
Variable	1,680	3,773	2,848	6,031
Corporate and Other	(2,504)	(869)	(4,638)	(1,609)

	31,349	36,054	53,584	69,242
Income taxes on operating income	(10,221)	(11,851)	(17,388)	(22,942)
Realized/unrealized gains (losses) on investments, net (A)	(42,642)	1,365	(54,807)	2,319
Change in net unrealized gains/losses on derivatives (A)	4,939	8,278	8,474	9,621
Cumulative effect of change in accounting principle	—	—	—	(283)

Consolidated net income (loss)	$(16,575)	$33,846	$(10,137)	$57,957

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income (loss) and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2008 and December 31, 2007 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

FBL Financial Group, Inc.	June 30, 2008
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
Results of Operations for the Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Revenues	$143,976	$273,915	$255,346	$490,075
Benefits and expenses	170,395	223,323	272,995	403,330

	(26,419)	50,592	(17,649)	86,745
Income taxes	9,996	(16,940)	7,538	(29,347)
Minority interest and equity income (loss)	(152)	194	(26)	559

Net income (loss)	(16,575)	33,846	(10,137)	57,957
Less dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Net income (loss) applicable to common stock	$(16,612)	$33,809	$(10,212)	$57,882

Earnings (loss) per common share	$(0.56)	$1.14	$(0.34)	$1.95

Earnings (loss) per common share – assuming dilution	$(0.56)	$1.12	$(0.34)	$1.91

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$64,425	$36,616	$109,773	$72,079
Traditional Annuity – Independent Distribution	538,207	279,352	864,893	575,412
Traditional and Universal Life Insurance	49,081	48,090	96,340	93,927
Variable Annuity and Variable Universal Life (1)	38,873	49,707	80,794	92,490
Reinsurance assumed and other	3,712	4,840	7,392	8,425

Total	$694,298	$418,605	$1,159,192	$842,333

Direct life insurance in force, end of quarter (in millions)			$42,048	$39,724
Life insurance lapse rates			6.4%	6.0%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution			3.4%	5.9%
Independent Distribution			6.3%	5.3%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

FBL Financial Group, Inc.	June 30, 2008
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity – independent distribution premiums collected increased for 2008 periods due to continued growth of our EquiTrust Life independent distribution channel. This is driven largely by an increase in the number of individual licensed independent agents to 22,361 at June 30, 2008, from 17,356 at June 30, 2007. In addition, the pricing of our fixed rate annuities during 2008 was very competitive relative to competing products such as bank-offered certificates of deposit.
Net income (loss) applicable to common stock for the second quarter of 2008 was ($16.6) million compared to $33.8 million for the second quarter of 2007 and was ($10.2) million for the six months ended June 30, 2008 compared to $57.9 million for the 2007 period. These decreases are primarily due to realized losses on investments, a decrease in spreads, an increase in death benefits and the impact of unlocking adjustments on deferred policy acquisition costs and deferred sales inducements. These decreases were partially offset by the change in unrealized gains and losses on derivative instruments and the impact of an increase in the volume of business in force. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding.
The spreads earned on our universal life and individual traditional annuity products are as follows:

	Six months ended June 30,
	2008	2007
Weighted average yield on cash and invested assets	5.96%	6.15%
Weighted average interest crediting rate/index cost	3.85	3.75

Spread	2.11%	2.40%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. The yield also includes gains or losses relating to our interest rate swap program for certain individual traditional annuities. The impact of the swap program was previously reported in the weighted average crediting rate/index costs and the 2007 results above have been restated to conform to the 2008 presentation. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. See the “Segment Information” section that follows for a discussion of our spreads.
As noted in the “Segment Information” section that follows, we use both net income (loss) and operating income to measure our operating results. Operating income for the periods covered by this report equals net income (loss), excluding the impact of: (1) realized gains and losses on investments, (2) the change in net unrealized gains and losses on derivatives and (3) the cumulative effect of change in accounting principles. The rationale for excluding these items from operating income is also explained in the “Segment Information” section that follows. The impact of these adjustments on net income (loss) is as follows:

FBL Financial Group, Inc.	June 30, 2008

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Realized/unrealized gains (losses) on investments	$(74,021)	$1,156	$(103,368)	$2,612
Change in net unrealized gains/losses on derivatives	20,791	27,417	42,990	31,597
Change in amortization of:
Deferred policy acquisition costs	(1,358)	(8,209)	(1,944)	(9,381)
Deferred sales inducements	(3,711)	(5,525)	(9,324)	(6,455)
Value of insurance in force acquired	401	8	557	8
Unearned revenue reserve	(108)	(10)	(193)	(10)
Cumulative effect of change in accounting principle	—	—	—	(283)
Income tax offset	20,303	(5,194)	24,949	(6,431)

Net impact of operating income adjustments	$(37,703)	$9,643	$(46,333)	$11,657

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized/unrealized gains (losses) on investments	$(42,642)	$1,365	$(54,807)	$2,319
Change in net unrealized gains/losses on derivatives	4,939	8,278	8,474	9,621
Cumulative effect of change in accounting principle	—	—	—	(283)

Net impact of operating income adjustments	$(37,703)	$9,643	$(46,333)	$11,657

Net impact per common share – basic	$(1.26)	$0.32	$(1.55)	$0.39

Net impact per common share – assuming dilution	$(1.26)	$0.32	$(1.55)	$0.39

We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact of unlocking in 2008 was primarily due to updating the amortization model for assumptions relating to withdrawal rates, mortality and the current volume of business in force. The impact in 2007 was primarily due to decreasing lapse assumptions in the models for our direct index annuity business. The impact of unlocking on our pre-tax income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Amortization of deferred sales inducements	$(1,909)	$(115)	$(1,909)	$1,121
Amortization of deferred policy acquisition costs	647	101	647	1,539
Amortization of unearned revenues	(35)	(3)	(35)	(3)

Increase (decrease) to pre-tax income	$(1,297)	$(17)	$(1,297)	$2,657

Impact per common share (basic and diluted), net of tax	$(0.04)	$—	$(0.04)	$0.09

FBL Financial Group, Inc.	June 30, 2008
Premiums and product charges are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$31,785	$27,930	$60,906	$54,916
Traditional life insurance premiums	38,769	38,975	74,902	73,512

Total	$70,554	$66,905	$135,808	$128,428

Premiums and product charges increased 5.4% in the second quarter of 2008 to $70.6 million and 5.7% in the six months ended June 30, 2008 to $135.8 million. The increases in interest sensitive and index product charges are principally driven by surrender charges on annuity and universal life products and cost of insurance charges on variable universal life and universal life products.
Surrender charges totaled $14.4 million in the six-month period ended June 30, 2008 compared to $10.5 million in the 2007 period. Surrender charges increased primarily due to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to premiums collected as summarized in the “Other data” table above, totaled $9,492.7 million for the six-month period in 2008 and $7,972.6 million for the 2007 period. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to our annuity business as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages. We started assuming business under a coinsurance agreement in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this coinsurance and direct business totaled $13.0 million for the six months ended June 30, 2008 and $8.9 million for the 2007 period.
Cost of insurance charges totaled $33.6 million in the six months ended June 30, 2008 and $32.3 million in the 2007 period. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.8 years at June 30, 2008 and 45.3 years at June 30, 2007.
Traditional premiums increased 1.9% to $74.9 million for the six months ended June 30, 2008 due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $21,514.7 million for the six-month period in 2008 and $19,544.2 million for the six-month period in 2007. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 11.4% in the second quarter of 2008 to $172.2 million and 11.9% in the six months ended June 30, 2008 to $340.7 million, primarily due to an increase in average invested assets. Average invested assets in the six-month period of 2008 increased 14.5% to $11,491.8 million (based on securities at amortized cost) from $10,036.8 million in the 2007 period, principally due to net premium inflows from the Life Companies and proceeds from issuance of Senior Notes in March 2007. The annualized yield earned on average invested assets decreased to 6.02% in the six months ended June 30, 2008 from 6.16% in the respective 2007 period. Income from bond calls, tender offers and mortgage loan prepayments totaled $0.8 million in the six months ended June 30, 2008 compared to $6.6 million in the respective 2007 period. Net investment income also includes $0.1 million for the six-month periods in 2008 and ($1.0) million in 2007, representing the change in net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition – Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.

FBL Financial Group, Inc.	June 30, 2008
Derivative income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$11,625	$41,459	$26,642	$62,033
Change in the difference between fair value and remaining option cost at beginning and end of period	(14,279)	25,826	(91,830)	25,099
Cost of money for call options	(33,020)	(25,640)	(65,248)	(49,446)

	(35,674)	41,645	(130,436)	37,686
Other	3,989	3,181	(145)	3,263

Total	$(31,685)	$44,826	$(130,581)	$40,949

Gains received at expiration decreased in 2008 as a result of declines in the market indices on which our options are based, partially offset by growth in the volume of index annuities in force. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $4,647.7 million for the six months ended June 30, 2008 compared to $3,896.5 million for the respective 2007 period. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the change in the S&P 500 Index® (upon which the majority of our options are based). The range of index appreciation for S&P 500 Index options for the periods ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Annual point-to-point strategy	—	5.9%-24.4%	0.0%-2.6%	5.9%-24.4%
Monthly point-to-point strategy	—	5.6%-16.1%	—	4.4%-16.1%
Monthly average strategy – one-year options	0.0%-1.6%	3.4%-14.1%	0.0%-6.3%	1.2%-14.1%
Monthly average strategy – two-year options	0.1%-0.1%	9.5%-14.6%	0.1%-10.7%	9.3%-14.6%
Daily average strategy	—	3.2%-10.9%	0.0%-5.2%	2.1%-10.9%
The change in fair value is also reduced by participation rates and caps, as applicable, on the underlying options. Furthermore, the change in fair value is impacted by options based on other underlying indices and the timing of option settlements. The cost of money for call options increased primarily due to growth in the volume of index annuities in force and increased option costs, which is driven largely by increased volatility in the equity markets. Other derivative income (loss) is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. In addition, beginning in the second quarter of 2007, other derivative income (loss) includes cash flows and the change in fair value of the interest rate swaps relating to our flexible premium deferred annuity contracts due to the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” Derivative income (loss) will fluctuate based on market conditions.

FBL Financial Group, Inc.	June 30, 2008
Realized/unrealized gains (losses) on investments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$4,128	$3,571	$4,128	$5,015
Realized losses on sales	(121)	(2)	(121)	(40)
Realized losses due to impairments	(78,028)	(2,436)	(107,375)	(2,436)
Unrealized gains on trading securities	—	23	—	73

Total	$(74,021)	$1,156	$(103,368)	$2,612

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2008 and December 31, 2007.
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
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss. Details regarding investment impairments individually exceeding $0.5 million for the six months ended June 30, 2008 and 2007, including the circumstances requiring the write downs, are summarized in the following table:

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Six months ended June 30, 2008:

Other asset-backed securities	$67,349	During the second quarter, losses on 13 securities increased due to increasing delinquencies by homeowners. In addition, underlying insurance that was expected to absorb losses was deemed to be less valuable due to the monoline insurer being downgraded during the quarter. Collateral is second lien home equity loans with minimal recoveries expected. (A)

Collateralized debt obligation	$9,800	During the first and second quarter, the value of collateral supporting this issue declined, which triggered an event whereby we did not receive interest on our investment. Rating declines on the security also occurred during 2008. (A)

FBL Financial Group, Inc.	June 30, 2008

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Commercial mortgage-backed security	$9,639	During the second quarter, ratings declined and the probability of future losses increased due to declining economic conditions and a reduction in the debt available to absorb losses prior to our ownership class. (A)

Other asset-backed security	$9,114	During the first and second quarters, ratings declined and losses from the underlying home equity loans to Alt-A borrowers increased. (A)

Reinsurance carrier	$7,129	During the first and second quarters, rating declines occurred and the fair value decreased significantly due to subprime and Alt-A exposure and the parent’s potential reorganization, which reduced estimates on potential recovery. (A)

Major printing & publishing company	$2,341	During the first quarter, issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$1,603	During the first quarter, rating declines and other adverse details regarding the financial status of the company became available. (A)

Six months ended June 30, 2007:

Major printing and publishing company	$1,624	During the second quarter, the company announced that it would take the company private in a series of transactions tendering outstanding shares. In addition, rating declines and other adverse details regarding the financial status of the company became available. (A)

United States Military Base housing revenue bond	$812	During the second quarter, the United States closed one military base leading to a restructuring and tender offer for the bonds. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. No additional writedowns were deemed necessary as of June 30, 2008 for other material investments in this industry.
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

FBL Financial Group, Inc.	June 30, 2008
Interest sensitive and index product benefits and change in value of index product embedded derivatives are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$68,569	$58,307	$135,248	$116,402
Index credits	10,774	41,038	25,382	61,344
Amortization of deferred sales inducements	12,991	11,301	25,657	16,199
Interest sensitive death benefits	12,143	9,923	22,951	21,455

	104,477	120,569	209,238	215,400
Change in value of index product embedded derivatives	(30,321)	276	(133,491)	(3,767)

Total	$74,156	$120,845	$75,747	$211,633

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 38.6% in the second quarter of 2008 to $74.2 million and 64.2% in the six months ended June 30, 2008 to $75.7 million. These decreases are primarily due to the impact of market depreciation on the indices backing the index annuities and fewer index credits, partially offset by an increase in interest credited due to an increase in the volume of annuity business in force. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to additional premiums collected as summarized in the “Other data” table above, totaled $8,600.4 million for the six-month period in 2008 and $7,081.6 million for the 2007 period. These account values include values relating to index contracts totaling $4,647.7 million for 2008 and $3,896.5 million for 2007.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.85% for the six-month period of 2008 and 3.75% for the 2007 period. See the “Segment Information” section that follows for additional details on our spreads.
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
The increases in amortization of deferred sales inducements are primarily due to additional capitalization of costs incurred with new sales and the impact of unlocking adjustments, partially offset by the impact of changes in unrealized gains and losses on derivatives. Deferred sales inducements on interest sensitive and index products totaled $376.3 million at June 30, 2008 and $277.3 million at June 30, 2007. The impact of unlocking, realized gains and losses on investments and the change in unrealized gains and losses on derivatives is detailed in the “Net income (loss) applicable to common stock” section above.

FBL Financial Group, Inc.	June 30, 2008
Traditional life insurance benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$22,602	$23,411	$49,854	$48,081
Increase in traditional life future policy benefits	11,037	11,693	22,427	19,229
Distributions to participating policyholders	5,023	5,656	10,293	11,248

Total	$38,662	$40,760	$82,574	$78,558

Traditional life insurance policy benefits decreased 5.1% in the second quarter of 2008 to $38.7 million and increased 5.1% in the six months ended June 30, 2008 to $82.6 million. In the second quarter of 2008, traditional death benefits increased 4.8% to $12.5 million and surrenders decreased 9.1% to $9.1 million. For the six-month period of 2008, death benefits increased 21.2% to $30.9 million and surrenders decreased 14.0% to $17.0 million. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. In addition, in the first quarter of 2008, traditional life future policy benefits increased $0.8 million relating to a change in reserve estimate. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates during the second quarter of 2008. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, acquisition and insurance expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,349	$3,648	$6,749	$7,054
Amortization of deferred policy acquisition costs	24,163	28,897	47,185	48,581
Amortization of value of insurance in force acquired	167	1,090	1,067	2,002
Other underwriting, acquisition and insurance expenses, net of deferrals	19,313	17,899	38,682	36,007

Total	$46,992	$51,534	$93,683	$93,644

Underwriting, acquisition and insurance expenses decreased 8.8% for the second quarter of 2008 to $47.0 million and increased less than 0.1% for the six months ended June 30, 2008 to $93.7 million. Amortization of deferred policy acquisition costs decreased in the second quarter due to the impact of realized/unrealized gains and losses on investments, unrealized gains/losses on derivatives and unlocking as discussed in the “Net income (loss) applicable to common stock” section above. These decreases were partially offset by the impact of an increase in the volume of business in force resulting primarily from direct sales from our EquiTrust Life distribution channel. Amortization of deferred policy acquisition costs relating to our EquiTrust Life distribution channel, excluding the items discussed above totaled $9.7 million in the second quarter of 2008 and $17.3 million for the six-month period, compared to $5.8 million in the second quarter of 2007 and $10.8 million for that six-month period.
Amortization of value of insurance in force acquired decreased $0.9 million for the three and six-month periods ended June 30, 2008 primarily due to the impact of realized/unrealized gains and losses on investments as discussed in the “Net income (loss) applicable to common stock” section above and the impact of updating the amortization model in 2008 for the volume of business in force. The 7.4% increase in other underwriting, acquisition and insurance expenses for the six-month period is primarily due to a $1.7 million increase in salaries and benefits and $1.0 million increase in software amortization.

FBL Financial Group, Inc.	June 30, 2008
Interest expense decreased 1.4% to $4.4 million in the second quarter of 2008 and increased 14.1% to $8.9 million for the six months ended June 30, 2008. For the six month period the increase is due to an increase in our long-term debt. The average debt outstanding increased to $316.9 million for the six months ended June 30, 2008, compared to $276.1 million for the 2007 period due to the issuance of Senior Notes in March 2007.
Income taxes provided a benefit of $10.0 million in the second quarter of 2008 and $7.5 million for the six months ended June 30, 2008. The effective tax rate was 37.8% for the second quarter of 2008 and 33.5% for the 2007 period. The effective tax rate was 42.7% for the six months ended June 30, 2008 and 33.8% for the 2007 period. The effective tax rates were higher than the federal statutory rate of 35% in 2008 and lower than the federal statutory rate in 2007 primarily due to the impact of tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain.
Equity income (loss) net of related income taxes totaled ($0.2) million for the second quarter of 2008 and less than ($0.1) million for the six months ended June 30 2008, compared to $0.2 million for the second quarter of 2007 and $0.6 for the six months ended June 30, 2007. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended June 30, 2008 and 2007 represents net income (loss) excluding, as applicable, the impact of:
•	realized and unrealized gains and losses on investments,

•	changes in net unrealized gains and losses on derivatives, and

•	the cumulative effect of changes in accounting principles.
The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income (loss), to measure our performance is summarized in Note 6, “Segment Information,” to the consolidated financial statements.

FBL Financial Group, Inc.	June 30, 2008
A reconciliation of net income (loss) to pre-tax operating income and a summary of pre-tax operating income (loss) by segment follow:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income (loss)	$(16,575)	$33,846	$(10,137)	$57,957

Net impact of operating income adjustments*	37,703	(9,643)	46,333	(11,657)
Income taxes on operating income	10,221	11,851	17,388	22,942

Pre-tax operating income	$31,349	$36,054	$53,584	$69,242

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$7,614	$8,458	$14,856	$17,575
Traditional Annuity – Independent Distribution	8,894	8,475	16,690	19,634
Traditional and Universal Life Insurance	15,665	16,217	23,828	27,611
Variable	1,680	3,773	2,848	6,031
Corporate and Other	(2,504)	(869)	(4,638)	(1,609)

	$31,349	$36,054	$53,584	$69,242

*	See the “Net income (loss) applicable to common stock” section above for additional details on operating income adjustments.
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$315	$289	$606	$576
Net investment income	35,670	36,932	71,208	73,742
Derivative income (loss)	(982)	1,030	(1,115)	1,071

	35,003	38,251	70,699	75,389
Benefits and expenses	27,389	29,793	55,843	57,814

Pre-tax operating income	$7,614	$8,458	$14,856	$17,575

Other data
Annuity premiums collected, direct	$64,425	$36,616	$109,773	$72,079
Policy liabilities and accruals, end of period			2,276,645	2,217,083

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.03%	6.57%
Weighted average interest crediting rate/index costs			4.13%	4.36%

Spread			1.90%	2.21%

Individual traditional annuity withdrawal rate			3.4%	5.9%
Pre-tax operating income for the Exclusive Annuity segment decreased 10.0% in the second quarter of 2008 to $7.6 million and 15.5% in the six months ended June 30, 2008 to $14.9 million primarily due to lower net investment income and income on our interest rate swaps, partially offset by reducing crediting rates during 2007 and 2008. Net investment income was negatively impacted by reinvestment rates being lower than the yield on investments maturing or being paid down. In addition, net investment income for the six-month period includes $0.4 million in 2008 and $2.5 million in 2007 in fee income from bond calls, tender offers and mortgage loan prepayments and the

FBL Financial Group, Inc.	June 30, 2008
change in net discount accretion on mortgage and asset-backed securities. The weighted average yield on cash and invested assets also includes the impact of our interest rate swap program. Income from these swaps was netted against interest credited through March 31, 2007, but included in derivative loss starting in the second quarter of 2007. Operating income (loss) from these swaps for the six-months ended June 30, 2008 totaled ($1.0) million in 2008 compared to $2.0 million in the 2007 period. Also contributing to the decrease in spreads is a shift of business to a new money product that has a short guaranteed interest period and lower spread target. Effective March 1, 2008, we decreased the interest crediting rate on a significant portion of our annuity portfolio 30 basis points in reaction to the decline in portfolio yield. However, certain other products have reached the minimum guarantee crediting rates, which also contributes to the decrease in spreads.
The decrease in spreads in 2008 was partially offset by a $0.8 million reduction of amortization of deferred policy acquisition costs and the value of insurance in force primarily due to updating the amortization model in 2008 for the volume of business in force.
Premiums collected increased 52.3% in the six months ended June 30, 2008 period to $109.8 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2008 is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. We also believe this favorable competitive environment resulted in fewer surrenders, therefore decreasing the withdrawal rate.
Traditional Annuity – Independent Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$7,621	$4,829	$12,930	$8,934
Net investment income	94,605	73,442	185,371	144,564
Derivative income (loss)	(21,173)	16,105	(38,965)	12,051

	81,053	94,376	159,336	165,549
Benefits and expenses	72,159	85,901	142,646	145,915

Pre-tax operating income	$8,894	$8,475	$16,690	$19,634

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$378,209	$56,674	$499,137	$131,217
Index annuities	159,998	222,678	365,756	444,195
Annuity premiums collected, assumed	892	1,311	1,774	2,066
Policy liabilities and accruals, end of period			7,394,001	5,892,628

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.87%	5.88%
Weighted average interest crediting rate/index cost			3.73%	3.50%

Spread			2.14%	2.38%

Individual traditional annuity withdrawal rate			6.3%	5.3%
Pre-tax operating income for the Independent Annuity segment increased 4.9% in the second quarter of 2008 to $8.9 million and decreased 15.0% to $16.7 million in the six months ended June 30, 2008. The increase for the quarter is attributable to the increase in the volume of business in force. For the six-month period, the impact of the increase in the volume of business in force is offset by the impact of unlocking. Revenues, benefits, expenses and the

FBL Financial Group, Inc.	June 30, 2008
volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel. The number of individual licensed independent agents increased to 22,361 at June 30, 2008, from 17,356 at June 30, 2007. The average aggregate account value for annuity contracts in force in the Independent Annuity segment for the six-month period totaled $6,999.8 million for 2008 and $5,514.2 million for 2007.
The increases in interest sensitive and index product charges in the 2008 periods are due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income are attributable to growth in invested assets, primarily due to net premium inflows, partially offset by a reduction in income (loss) from bond calls, tender offers, mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaling ($0.6) million for the six-month period in 2008 and $0.3 million in the 2007 period. The change in derivative income (loss) is due to a reduction in proceeds from call option settlements and an increase in the cost of money for options as discussed under “Derivative income (loss)” above. Call option settlements in 2008 decreased $29.9 million for the second quarter and $35.2 million for the six-month period due to depreciation in the underlying indices. The cost of money for call options increased $7.4 million in the second quarter of 2008 and $15.8 million for the six-month period, primarily due to an increase in the business in force and an increase in the cost of options purchased.
Benefits and expenses for the 2008 periods decreased due a reduction in index credits, partially offset by the impact of growth in the volume of business in force and unlocking. Index credits decreased $30.1 million in the second quarter of 2008 and $35.8 million in the six months ended June 30, 2008 primarily due to the decline in the underlying indices. The impact of unlocking adjustments increased amortization of deferred policy acquisition costs and deferred sales inducements $0.8 million in the three and six-month periods of 2008, compared to an increase in amortization of $0.7 million in the second quarter of 2007 and a decrease of $1.9 million for the six-month period of 2007. Changes to model assumptions impacting unlocking results are discussed in the “Net income (loss) applicable to common stock” section above.
The weighted average yield on cash and invested assets decreased slightly primarily due to the reduction in fee income described above, partially offset by the impact of an increase in market investment rates. The weighted average crediting rate increased for the 2008 period due to increasing crediting rates and option costs. The decrease in spread is primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio. The increase in the withdrawal rate is believed to be attributable to the aging of the business in force.

FBL Financial Group, Inc.	June 30, 2008
Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,781	$11,098	$23,202	$22,427
Traditional life insurance premiums and other income	38,755	38,975	74,909	73,512
Net investment income	35,682	37,319	71,469	73,156

	86,218	87,392	169,580	169,095
Benefits and expenses	70,553	71,175	145,752	141,484

Pre-tax operating income	$15,665	$16,217	$23,828	$27,611

Other data
Life premiums collected, net of reinsurance	$51,871	$51,591	$101,865	$100,188
Policy liabilities and accruals, end of period			2,199,899	2,146,925
Direct life insurance in force, end of period (in millions)			34,252	31,969

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.56%	6.83%
Weighted average interest crediting rate			4.44%	4.42%

Spread			2.12%	2.41%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 3.4% in the second quarter of 2008 to $15.7 million and 13.7% in the six-month period of 2008 to $23.8 million. The decreases for the 2008 periods are attributable to a decrease in spreads and higher death benefits, partially offset by a decrease in distributions to participating policyholders and, for the six-month period, higher traditional life insurance premiums.
Net investment income was negatively impacted by reinvestment rates being lower than the yield on investments maturing or being paid down. In addition, net investment income includes fee income from bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities totaling $1.0 million for the six months ended June 30, 2008 and $2.4 million for the 2007 period.
Death benefits in excess of reserves released for the six-months of 2008 increased 13.3% to $46.3 million, due to a record number of death claims reported. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates.
Premiums collected increased 0.5% to $51.9 million for the second quarter and 1.7% to $101.9 million for the six months ended June 30, 2008 primarily due to increased sales of universal life and term life business by our exclusive Farm Bureau agency force.
The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above. The increase in weighted average interest crediting rate is primarily due to an increase in credited rates on assumed business.

FBL Financial Group, Inc.	June 30, 2008
Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,290	$11,724	$24,501	$22,989
Net investment income	3,638	3,503	6,979	6,976
Other income	633	535	1,016	2,158

	16,561	15,762	32,496	32,123
Benefits and expenses	14,881	11,989	29,648	26,092

Pre-tax operating income	$1,680	$3,773	$2,848	$6,031

Other data
Variable premiums collected, net of reinsurance	$38,873	$49,707	$80,794	$92,490
Policy liabilities and accruals, end of period			237,571	230,030
Separate account assets, end of period			794,846	838,190
Direct life insurance in force, end of period (in millions)			7,797	7,755
Pre-tax operating income for the Variable segment decreased 55.5% to $1.7 million in the second quarter of 2008 and 52.8% to $2.8 million for the six-month period primarily due to an increase in death benefits and amortization of deferred policy acquisition costs, partially offset by an increase in interest sensitive product charges. In addition, for the six-month period, other income decreased $1.1 million primarily due to the recognition of non-recurring contingent administrative fee income from alliance partners in 2007.
Cost of insurance charges, which is included in interest sensitive product charges, increased 5.8% to $14.7 million in the six months in 2008 primarily due to the impact of the aging of business in force. Death benefits increased 34.0% to $7.7 million in the six-months ended June 30, 2008 primarily due to an increase in the number of claims reported. Amortization of deferred policy acquisition costs increased 29.7% to $5.1 million for the six-months ended June 30, 2008 due to updating the amortization model for the current volume of business in force, which decreased amortization in the 2007 period.

FBL Financial Group, Inc.	June 30, 2008
Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Net investment income	$2,578	$3,386	$5,640	$6,106
Other income	6,222	5,911	11,657	11,384

	8,800	9,297	17,297	17,490
Interest expense	4,448	4,511	8,899	7,799
Benefits and other expenses	6,618	5,951	12,987	12,163

	(2,266)	(1,165)	(4,589)	(2,472)
Minority interest	7	5	16	(5)
Equity income (loss), before tax	(245)	291	(65)	868

Pre-tax operating loss	$(2,504)	$(869)	$(4,638)	$(1,609)

Pre-tax operating loss increased 188.1% to $2.5 million for the second quarter of 2008 and 188.3% to $4.6 million for the six-month period. Net investment income decreased due to a decrease in invested assets that were transferred to meet the capital needs of other operating segments and a decrease in short-term interest rates. Interest expense increased for the six-month period due to an increase in our average debt outstanding resulting from the Senior Notes offering in the second quarter of 2007. The changes in other income and expense are primarily due to operating results of our non-insurance subsidiaries. The changes in equity income (loss) are discussed in the “Equity income (loss)” section above.
Financial Condition
Investments
Our total investment portfolio increased 1.9% to $11,269.9 million at June 30, 2008 compared to $11,067.1 million at December 31, 2007. This increase is primarily the result of net cash received from interest sensitive and index products, partially offset by the impact of an increase in net unrealized depreciation on fixed maturity securities classified as available for sale and a decrease in the value of our derivatives. Net unrealized depreciation of fixed maturity securities increased $416.7 million during the six months of 2008 to a net unrealized loss of $557.1 million at June 30, 2008, principally due to the impact of a general widening of credit spreads (difference between bond yields and risk-free interest rates), partially offset by a decrease in risk-free interest rates and write downs for other-than-temporary impairments recorded during the first six months of 2008. We believe credit spreads have widened due to increasing concerns regarding the United States economy. These concerns are driven largely by increasing home mortgage foreclosure and bankruptcy rates. This, in turn, has decreased the liquidity of certain mortgage, other asset-backed and collateralized debt obligation securities. Details regarding the investment impairments are discussed in the “Realized/unrealized gain (losses) on investments” section under “Results of Operations.” Additional details regarding securities in an unrealized loss position at June 30, 2008 are included in the discussion that follows.
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

FBL Financial Group, Inc.	June 30, 2008
Our investment portfolio is summarized in the table below:

	June 30, 2008		December 31, 2007
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$8,015,719	71.1%	$7,866,990	71.1%
144A private placement	1,287,169	11.4	1,318,181	11.9
Private placement	394,853	3.5	337,421	3.0

Total fixed maturities – available for sale	9,697,741	86.0	9,522,592	86.0
Equity securities	11,448	0.1	23,633	0.2
Mortgage loans on real estate	1,262,813	11.3	1,221,573	11.0
Derivative instruments	25,914	0.2	43,918	0.4
Investment real estate	2,559	—	2,559	—
Policy loans	180,631	1.6	179,490	1.6
Other long-term investments	1,300	—	1,300	—
Short-term investments	87,526	0.8	72,005	0.8

Total investments	$11,269,932	100.0%	$11,067,070	100.0%

As of June 30, 2008, 96.1% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2008, the investment in non-investment grade debt was 3.9% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.
The following table sets forth the credit quality, by NAIC designation and Standard & Poor’s (S&P) rating equivalents, of available-for-sale fixed maturity securities.

NAIC		June 30, 2008		December 31, 2007
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,982,397	61.7%	$6,056,231	63.6%
2	BBB	3,338,138	34.4	3,100,795	32.6

	Total investment grade	9,320,535	96.1	9,157,026	96.2
3	BB	260,510	2.7	264,070	2.7
4	B	67,157	0.7	64,700	0.7
5	CCC, CC, C	47,619	0.5	36,314	0.4
6	In or near default	1,920	—	482	—

	Total below investment grade	377,206	3.9	365,566	3.8

	Total fixed maturities – available for sale	$9,697,741	100.0%	$9,522,592	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	June 30, 2008
A summary of the gross unrealized gains and gross unrealized losses on our available-for-sale fixed maturity securities, by internal industry classification, as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,750,678	$247,393	$11,174	$1,503,285	$(198,922)
Manufacturing	1,171,735	452,839	11,935	718,896	(58,274)
Mining	504,779	195,418	5,158	309,361	(15,077)
Retail trade	120,733	41,079	2,094	79,654	(7,016)
Services	194,003	68,076	1,127	125,927	(7,434)
Transportation	174,918	55,283	3,538	119,635	(10,658)
Private utilities and related sectors	541,364	246,549	11,762	294,815	(13,090)
Other	109,338	36,531	459	72,807	(3,488)

Total corporate securities	4,567,548	1,343,168	47,247	3,224,380	(313,959)
Mortgage and asset-backed securities	2,695,609	473,473	10,128	2,222,136	(231,631)
United States Government and agencies	340,386	214,397	6,562	125,989	(3,771)
State, municipal and other governments	1,323,653	394,611	8,468	929,042	(57,318)
Public utilities	770,545	211,896	5,621	558,649	(28,462)

Total	$9,697,741	$2,637,545	$78,026	$7,060,196	$(635,141)

	December 31, 2007
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,826,956	$720,244	$25,480	$1,106,712	$(91,717)
Manufacturing	1,089,836	582,073	23,726	507,763	(31,703)
Mining	434,459	265,921	10,149	168,538	(7,738)
Retail trade	115,178	71,302	4,391	43,876	(3,336)
Services	171,913	108,239	4,818	63,674	(3,550)
Transportation	187,513	93,600	6,266	93,913	(5,460)
Private utilities and related sectors	483,613	307,077	15,989	176,536	(6,412)
Other	88,206	50,289	1,265	37,917	(1,711)

Total corporate securities	4,397,674	2,198,745	92,084	2,198,929	(151,627)
Mortgage and asset-backed securities	2,685,973	955,176	16,052	1,730,797	(102,631)
United States Government and agencies	554,340	405,936	8,454	148,404	(4,524)
State, municipal and other governments	1,252,899	723,326	19,118	529,573	(15,106)
Public utilities	631,706	333,750	10,973	297,956	(13,187)

Total	$9,522,592	$4,616,933	$146,681	$4,905,659	$(287,075)

FBL Financial Group, Inc.	June 30, 2008
The following tables set forth the composition by credit quality of the available-for-sale fixed maturity securities with gross unrealized losses.

		June 30, 2008
		Carrying Value
		of Securities
NAIC		with Gross Unrealized	Percent of	Gross Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$4,361,701	61.8%	$(400,611)	63.1%
2	BBB	2,422,580	34.3	(193,335)	30.4

	Total investment grade	6,784,281	96.1	(593,946)	93.5
3	BB	197,965	2.8	(18,850)	3.0
4	B	47,316	0.7	(12,414)	2.0
5	CCC, CC, C	29,174	0.4	(9,751)	1.5
6	In or near default	1,460	—	(180)	—

	Total below investment grade	275,915	3.9	(41,195)	6.5

	Total	$7,060,196	100.0%	$(635,141)	100.0%

		December 31, 2007
		Carrying Value
		of Securities
NAIC		with Gross Unrealized	Percent of	Gross Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,113,384	63.5%	$(172,016)	59.9%
2	BBB	1,605,652	32.7	(89,572)	31.2

	Total investment grade	4,719,036	96.2	(261,588)	91.1
3	BB	130,043	2.7	(13,533)	4.7
4	B	26,633	0.5	(5,335)	1.9
5	CCC, CC, C	29,947	0.6	(6,619)	2.3
6	In or near default	—	—	—	—

	Total below investment grade	186,623	3.8	(25,487)	8.9

	Total	$4,905,659	100.0%	$(287,075)	100.0%

The following tables set forth the number of issuers, amortized cost, unrealized losses and market value of available-for-sale fixed maturity securities in an unrealized loss position listed by the length of time the securities have been in an unrealized loss position.

	June 30, 2008
	Number of	Amortized	Gross Unrealized	Carrying
	Issuers	Cost	Losses	Value
	(Dollars in thousands)
Three months or less	336	$2,183,650	$(45,217)	$2,138,433
Greater than three months to six months	163	1,158,280	(69,510)	1,088,770
Greater than six months to nine months	58	434,517	(47,703)	386,814
Greater than nine months to twelve months	28	164,048	(23,296)	140,752
Greater than twelve months	431	3,754,842	(449,415)	3,305,427

Total		$7,695,337	$(635,141)	$7,060,196

FBL Financial Group, Inc.	June 30, 2008

	December 31, 2007
	Number of	Amortized	Gross Unrealizedd	Carrying
	Issuers	Cost	Losses	Value
	(Dollars in thousands)
Three months or less	82	$571,263	$(14,014)	$557,249
Greater than three months to six months	33	207,506	(12,992)	194,514
Greater than six months to nine months	143	1,012,268	(62,549)	949,719
Greater than nine months to twelve months	58	300,857	(14,218)	286,639
Greater than twelve months	375	3,100,840	(183,302)	2,917,538

Total		$5,192,734	$(287,075)	$4,905,659

The scheduled maturity dates for available-for-sale fixed maturity securities in an unrealized loss position are as follows:

	June 30, 2008		December 31, 2007
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$13,314	$(113)	$4,697	$(2)
Due after one year through five years	478,553	(31,636)	206,405	(10,436)
Due after five years through ten years	1,947,415	(151,955)	1,205,663	(66,342)
Due after ten years	2,375,978	(218,606)	1,747,686	(106,075)

	4,815,260	(402,310)	3,164,451	(182,855)
Mortgage and asset-backed securities	2,222,136	(231,631)	1,730,797	(102,631)
Redeemable preferred stock	22,800	(1,200)	10,411	(1,589)

Total	$7,060,196	$(635,141)	$4,905,659	$(287,075)

Included in the above table are 1,301 securities from 806 issuers at June 30, 2008 and 863 securities from 538 issuers at December 31, 2007. The following summarizes the details describing the more significant unrealized losses by investment category as of June 30, 2008.
Corporate securities: The unrealized losses on corporate securities totaled $314.0 million, or 49.4% of our total unrealized losses. The largest losses were in the financial services sector ($1,503.3 million carrying value and $198.9 million unrealized loss). The largest unrealized losses in the financial services sector were in the depository institutions sector ($411.7 million carrying value and $81.8 million unrealized loss) and the holding and other investment offices sector ($565.9 million carrying value and $75.4 million unrealized loss). The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets held by domestic and foreign banks. The majority of securities in the holding and other investment offices sector are real estate investment trust bonds and collateralized debt obligations. The unrealized losses in this sector are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets.
The manufacturing sector ($718.9 million carrying value and $58.3 million unrealized loss) had a concentration of losses in the paper and allied products sector ($100.8 million carrying value and $19.1 million unrealized loss), the transportation equipment sector ($65.6 million carrying value and $6.9 million unrealized loss) and the printing and publishing sector ($51.1 million carrying value and $4.4 million unrealized loss. The unrealized losses in these three sectors are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening due to a decrease in market liquidity, an increase in market volatility and concerns about the general health of the economy. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.

FBL Financial Group, Inc.	June 30, 2008
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $231.6 million, or 36.5% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and other risky mortgages. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Details regarding the composition of our mortgage and asset-backed securities, including our limited exposure to subprime loans, are provided later in this section. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $3.8 million, or 0.6% of our total unrealized losses, and were caused by spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to increases in general market spreads and market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.
State municipal and other governments: The unrealized losses on state, municipal and other governments totaled $57.3 million, or 9.0% of our total unrealized losses, and were primarily caused by general spread widening and concerns regarding the stability of the credit quality on the monoline bond insurers. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Additional details regarding the composition of our municipal bond portfolio are provided later in this section. Because the decline in market value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.
Public utilities: The unrealized losses on public utilities totaled $28.5 million, or 4.5% of our total unrealized losses, and were caused primarily by spread widening. Because the decline in market value is attributable to changes in general market spreads and not credit quality, and because we have the ability and intent to hold these investments until recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2008.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $8.6 million at June 30, 2008. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $42.9 million at June 30, 2008. The $42.9 million unrealized loss from one issuer relates to twenty different securities that are backed by different pools of residential mortgage loans. All twenty securities are rated investment grade and the largest unrealized loss on any one security totaled $4.6 million at June 30, 2008.
Excluding mortgage and asset-backed securities and one collateralized debt obligation that was impaired during 2008 (see discussion that follows), our largest exposure to securities from any one issuer had an aggregate unrealized loss of $4.5 million at December 31, 2007. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $17.9 million at December 31, 2007. The $17.9 million unrealized loss from one issuer relates to fourteen different securities that are backed by different pools of residential mortgage loans. All fourteen securities are rated investment grade and the largest unrealized loss on any one security totaled $5.9 million at December 31, 2007.

FBL Financial Group, Inc.	June 30, 2008
The carrying value and estimated market value of our portfolio of available-for-sale fixed maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Due in one year or less	$45,154	$45,663	$63,476	$63,980
Due after one year through five years	1,014,157	997,242	881,754	895,729
Due after five years through ten years	2,830,920	2,698,970	2,441,018	2,411,240
Due after ten years	3,401,864	3,211,246	3,470,968	3,432,672

	7,292,095	6,953,121	6,857,216	6,803,621
Mortgage and asset-backed securities	2,917,112	2,695,609	2,772,552	2,685,973
Redeemable preferred stocks	45,649	49,011	33,218	32,998

Total	$10,254,856	$9,697,741	$9,662,986	$9,522,592

Mortgage and other asset-backed securities comprised 27.8% at June 30, 2008 and 28.2% at December 31, 2007 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	June 30, 2008
Mortgage and Asset-Backed Securities by Type at June 30, 2008

				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,199,671	$1,225,520	$1,083,071	11.2%
Pass-through	205,083	205,106	204,201	2.1
Planned and targeted amortization class	488,337	493,703	465,418	4.7
Other	40,308	40,401	34,758	0.4

Total residential mortgage-backed securities	1,933,399	1,964,730	1,787,448	18.4
Commercial mortgage-backed securities	776,683	793,353	736,830	7.6
Other asset-backed securities	207,030	284,416	171,331	1.8

Total mortgage and asset-backed securities	$2,917,112	$3,042,499	$2,695,609	27.8%

Mortgage and Asset-Backed Securities by Type at December 31, 2007

				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,186,016	$1,211,070	$1,153,555	12.1%
Pass-through	199,854	200,024	200,900	2.1
Planned and targeted amortization class	479,194	484,620	473,094	5.0
Other	40,704	40,798	36,521	0.4

Total residential mortgage-backed securities	1,905,768	1,936,512	1,864,070	19.6
Commercial mortgage-backed securities	578,510	578,416	570,057	6.0
Other asset-backed securities	288,274	289,173	251,846	2.6

Total mortgage and asset-backed securities	$2,772,552	$2,804,101	$2,685,973	28.2%

The residential mortgage-backed portfolio includes pass-through and collateralized mortgage obligation (CMO) securities. With a pass-through security, we receive a pro rata share of principal payments as payments are made on the underlying mortgage loans. CMOs consist of pools of mortgages divided into sections or “tranches” which provide sequential retirement of the bonds. We invest in sequential tranches which provide cash flow stability in that principal payments do not occur until the previous tranches are paid off. In addition, to provide call protection and more stable average lives, we invest in CMOs such as planned amortization class (PAC) and targeted amortization class (TAC) securities. CMOs of these types provide more predictable cash flows within a range of prepayment speeds by shifting the prepayment risks to support tranches. We generally do not purchase certain types of CMOs that we believe would subject the investment portfolio to greater than average risk. These include, but are not limited to, principal only, floater, inverse floater, PAC II and support tranches.
The commercial and other asset-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less sensitive to interest rate changes than residential securities of similar types due principally to prepayment restrictions on many of the underlying commercial mortgage loans. The other asset-backed securities, whose collateral is primarily second lien, fixed rate home-equity loans, are also less sensitive to interest rate changes due to the borrowers typically having less ability to refinance as compared to homeowners with a first lien mortgage only.
The mortgage and asset-backed portfolios include securities with exposure to the Alt-A and subprime home equity loan sectors. Securities with Alt-A and subprime exposure are backed by loans to borrowers with credit scores below those of prime grade borrowers. Prior to 2008, we based our definition of Prime, Alt-A and subprime securities primarily on credit scores, whereby Alt-A securities included borrowers with credit scores ranging from 725 to 641 and subprime securities included borrowers with credit scores of 640 or less. During 2008, we refined our definitions to be more aligned with others in the industry and we now consider owner occupancy, the level of documentation, and quality of collateral, in addition to credit scores, for determining the appropriate classification of the securities in the portfolio. We believe the revised classifications are more appropriate as a security’s performance is highly dependent on the quality of the borrower. This refinement resulted in the reclassification

FBL Financial Group, Inc.	June 30, 2008
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
Mortgage and Asset-Backed Securities by Collateral Type

	June 30, 2008			December 31, 2007
			Percent			Percent
	Amortized	Carrying	of Fixed	Amortized	Carrying	of Fixed
	Cost	Value	Maturities	Cost	Value	Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$468,242	$469,467	4.9%	$423,831	$427,097	4.5%
Prime	1,084,786	1,000,200	10.3	1,098,484	1,068,460	11.2
Alt-A	530,935	438,572	4.5	611,399	561,443	5.9
Subprime	30,140	26,370	0.3	30,146	29,259	0.3
Commercial mortgage	776,683	736,830	7.6	578,510	570,057	6.0
Non-mortgage	26,326	24,170	0.2	30,182	29,657	0.3

Total	$2,917,112	$2,695,609	27.8%	$2,772,552	$2,685,973	28.2%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.
Residential Mortgage-Backed Securities by Collateral Type and Origination Year at June 30, 2008

	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2008	$16,232	$15,926	$—	$—	$16,232	$15,926
2007	111,927	110,240	60,250	42,788	172,177	153,028
2006	105,382	101,220	22,439	16,155	127,821	117,375
2005	28,126	27,818	—	—	28,126	27,818
2004 and prior	1,268,125	1,198,549	320,918	274,752	1,589,043	1,473,301

Total	$1,529,792	$1,453,753	$403,607	$333,695	$1,933,399	$1,787,448

Residential Mortgage-Backed Securities by Collateral Type and Origination Year at December 31, 2007

	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$100,400	$101,344	$60,235	$58,313	$160,635	$159,657
2006	94,081	94,749	22,438	19,361	116,519	114,110
2005	29,200	29,446	—	—	29,200	29,446
2004 and prior	1,275,024	1,247,272	324,390	313,585	1,599,414	1,560,857

Total	$1,498,705	$1,472,811	$407,063	$391,259	$1,905,768	$1,864,070

FBL Financial Group, Inc.	June 30, 2008
Residential Mortgage-Backed Securities by Rating

	June 30, 2008		December 31, 2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$1,779,499	99.6%	$1,864,039	100.0%
AA	7,949	0.4	31	—

Total	$1,787,448	100.0%	$1,864,070	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$180,311	$181,285	$—	$—
2007	194,187	176,952	186,701	187,027
2006	163,479	148,175	146,924	143,523
2005	42,544	38,326	52,273	45,022
2004 and prior	196,162	192,092	192,612	194,485

Total	$776,683	$736,830	$578,510	$570,057

Commercial Mortgage-Backed Securities by Rating

	June 30, 2008		December 31, 2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$319,579	43.4%	$316,423	55.5%
AA	16,929	2.3	19,636	3.4
A	25,942	3.5	21,549	3.8
B	1,800	0.2	—	—
Not Rated:
GNMA	356,508	48.4	196,042	34.4
FNMA	16,072	2.2	16,407	2.9

Total	$736,830	100.0%	$570,057	100.0%

Government National Mortgage Association (GNMA), or Ginnie Mae, guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. Fannie Mae (FNMA), or Fannie Mae and Freddie Mac (FHLMC), are government-sponsored enterprises (GSE’s) that were chartered by congress to reduce borrowing costs for certain homeowners. GSE’s have carried an implicit backing of the U.S. government but have not had explicit guarantees like GNMA. The Housing and Economic Recovery act of 2008 was signed by President Bush July 30th, and part of the bill allows the government to expand its line of credit to Fannie Mae and Freddie Mac and give the U.S. Treasury the power to purchase an equity stake in the firms through the end of 2009.
Other Asset-Backed Securities by Collateral Type and Origination Year at June 30, 2008

	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,992	$5,774	$19,725	$12,201	$—	$—	$6,875	$5,933	$36,592	$23,908
2006	9,771	6,644	70,180	57,666	—	—	—	—	79,951	64,310
2005	—	—	26,652	25,476	30,140	26,370	—	—	56,792	51,846
2004 and prior	3,473	3,496	10,771	9,534	—	—	19,451	18,237	33,695	31,267

Total	$23,236	$15,914	$127,328	$104,877	$30,140	$26,370	$26,326	$24,170	$207,030	$171,331

FBL Financial Group, Inc.	June 30, 2008
Other Asset-Backed Securities by Collateral Type and Origination Year at December 31, 2007

	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,995	$9,172	$30,979	$27,501	$—	$—	$6,861	$6,908	$47,835	$43,581
2006	9,746	9,659	135,575	106,534	—	—	—	—	145,321	116,193
2005	—	—	26,937	25,719	30,146	29,259	—	—	57,083	54,978
2004 and prior	3,869	3,915	10,845	10,430	—	—	23,321	22,749	38,035	37,094

Total	$23,610	$22,746	$204,336	$170,184	$30,146	$29,259	$30,182	$29,657	$288,274	$251,846

Other Asset-Backed Securities by Rating

	June 30, 2008		December 31, 2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$79,347	46.3%	$226,282	89.9%
AA	34,571	20.2	13,621	5.4
A	16,920	9.9	3,085	1.2
BBB	32,521	19.0	8,858	3.5
BB	5,539	3.2	—	—
B	2,433	1.4	—	—

Total	$171,331	100.0%	$251,846	100.0%

The mortgage and asset-backed portfolios also include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At June 30, 2008, the market value of our insured mortgage and asset-backed holdings totaled $107.6 million, or 4.0% of our mortgage and asset-backed portfolios and 1.1% of our total fixed income portfolio. The market value of these insured holding decreased 44.2% from December 31, 2007 primarily due to taking write downs for other-than-temporary impairments on 13 other asset-backed securities wrapped by Financial Guarantee Insurance Co. (FGIC). During the second quarter of 2008, FGIC was downgraded by two rating agencies, homeowner delinquencies increased and collateral backing these issues declined, increasing the probability that these securities may experience a cash flow shortfall.
During July 2008, we sold three of the FGIC wrapped securities and realized gains totaling $2.2 million. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at June 30, 2008 because we do not have reason to believe that those guarantees, if needed, will not be honored. In addition, we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity. We do not directly own any fixed income or equity investments in monoline bond insurers.

FBL Financial Group, Inc.	June 30, 2008
Residential Mortgage Backed Securities and Other Asset Backed Securities by Insurance

		June 30, 2008			December 31, 2007
	Insurers’	Residential	Other	Total	Residential	Other	Total
	S&P	Mortgage-	Asset-	Carrying	Mortgage-	Asset-	Carrying
	Rating(A)	Backed	Backed	Value	Backed	Backed	Value
	(Dollars in thousands)
Insured:
AMBAC Assurance Corporation	AA	$—	$23,714	$23,714	$—	$39,510	$39,510
Assured Guaranty Ltd.	AAA	13,482	—	13,482	18,773	—	18,773
Financial Guaranty Insurance Co.	BB	—	33,635	33,635	—	81,574	81,574
MBIA Insurance Corporation	AA	19,891	16,920	36,811	29,222	24,112	53,334

Total with insurance		33,373	74,269	107,642	47,995	145,196	193,191
Uninsured:
GNMA		174,606	—	174,606	172,291	—	172,291
FHLMC		161,554	3,496	165,050	121,373	3,914	125,287
FNMA		129,811	188	129,999	129,488	250	129,738
Other		1,288,104	93,378	1,381,482	1,392,923	102,486	1,495,409

Total		$1,787,448	$171,331	$1,958,779	$1,864,070	$251,846	$2,115,916

(A)   Rating in effect as of June 30, 2008
Collateralized debt obligation investments are included in the corporate securities portfolio. One collateralized debt obligation is partially backed by subprime mortgage and was written down during the first and second quarters of 2008 to the estimated fair value of $0.2 million. This security had an amortized cost of $10.0 million and fair value of $1.5 million at December 31, 2007. Our other investments in collateralized debt obligations are backed by investment grade credit default swaps with no home equity exposure. These are all actively managed investments rated AA or above with a carrying value totaling $31.3 million and unrealized loss of $23.3 million at June 30, 2008 and a carrying value of $45.2 million and unrealized loss of $10.1 million at December 31, 2007.
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
State, Municipal and Other Government Holdings by Insurance and Rating at June 30, 2008

					Insured Bonds				Total Bonds
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA (1)	$152,960	46.1%	$224,096	22.6%	$—	—%	$377,056	28.5%	$152,960	11.5%
AA	131,630	39.7	615,281	62.0	340,291	34.3	746,911	56.4	471,921	35.7
A	15,537	4.7	122,747	12.4	354,755	35.8	138,284	10.5	370,292	28.0
BBB	29,828	9.0	29,883	3.0	55,556	5.6	59,711	4.5	85,384	6.5
BB	1,691	0.5	—	—	—	—	1,691	0.1	1,691	0.1
NR (2)	—	—	—	—	241,405	24.3	—	—	241,405	18.2

	$331,646	100.0%	$992,007	100.0%	$992,007	100.0%	$1,323,653	100.0%	$1,323,653	100.0%

FBL Financial Group, Inc.	June 30, 2008
State, Municipal and Other Government Holdings by Insurance and Rating at December 31, 2007

					Insured Bonds				Total Bonds by
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA (1)	$146,483	48.4%	$947,316	99.7%	$—	—%	$1,093,799	87.3%	$146,483	11.7%
AA	112,912	37.3	3,075	0.3	316,797	33.3	115,987	9.3	429,709	34.3
A	9,987	3.3	—	—	302,980	31.9	9,987	0.8	312,967	25.0
BBB	31,367	10.4	—	—	57,983	6.1	31,367	2.5	89,350	7.1
BB	1,759	0.6	—	—	—	—	1,759	0.1	1,759	0.1
NR (2)	—	—	—	—	272,631	28.7	—	—	272,631	21.8

	$302,508	100.0%	$950,391	100.0%	$950,391	100.0%	$1,252,899	100.0%	$1,252,899	100.0%

(1)	AAA uninsured bonds includes $62.7 million in 2008 and $47.2 million in 2007 of bonds with GNMA and/or FNMA collateral.

(2)	No formal public rating issued. Approximately 51% in 2008 and 53% in 2007 of the non-rated securities relate to military housing bonds, which we believe have an “A-” shadow rating; approximately 34% in 2008 and 31% in 2007 are revenue obligation bonds; and approximately 15% in 2008 and 16% in 2007 are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (63% in 2008 and 64% in 2007), Financial Security Assurance, Inc. (19% in 2008 and 18% 2007), MBIA Insurance Corporation (11% in 2008 and 2007); Financial Guaranty Insurance Co. (5% in 2008 and 6% in 2007) and other (2% in 2008 and 1% 2007).
Equity securities totaled $11.4 million at June 30, 2008 and $23.6 million at December 31, 2007. Gross unrealized gains totaled $0.3 million and gross unrealized losses totaled $0.1 million at June 30, 2008. At December 31, 2007, gross unrealized gains totaled $1.3 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in American Equity Investment Life Holding Company which totaled $0.4 million at June 30, 2008 and $12.6 million at December 31, 2007.
Mortgage loans totaled $1,262.8 million at June 30, 2008 and $1,221.6 million at December 31, 2007. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at June 30, 2008 or December 31, 2007.
New loans are generally $5 million to $25 million in size, with an average loan size of $3.7 million and an average loan term of 11 years. The majority of these loans amortize principal, with 8.2% that are interest only loans at June 30, 2008. At June 30, 2008, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 59% and the weighted average debt service coverage ratio was 1.57. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.
Mortgage Loans by Collateral Type

	June 30, 2008		December 31, 2007
	Mortgage Loan		Mortgage Loan
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Office	$422,702	33.5%	$426,005	34.9%
Retail	417,278	33.0	386,506	31.6
Industrial	392,581	31.1	373,449	30.6
Other	30,252	2.4	35,613	2.9

Total	$1,262,813	100.0%	$1,221,573	100.0%

FBL Financial Group, Inc.	June 30, 2008
Mortgage Loans by Geographic Location within the United States

	June 30, 2008		December 31, 2007
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$307,179	24.4%	$284,872	23.3%
East North Central	251,556	20.0	242,899	19.9
Pacific	228,945	18.1	228,366	18.7
West North Central	153,391	12.1	158,538	13.0
Mountain	127,171	10.1	127,055	10.4
West South Central	67,318	5.3	69,739	5.7
Other	127,253	10.0	110,104	9.0

Total	$1,262,813	100.0%	$1,221,573	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 9.6 years at June 30, 2008 and 9.3 years at December 31, 2007. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.5 at June 30, 2008 and 6.3 at December 31, 2007.
Collateral Related to Securities Lending and Other Transactions
We participate in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 102% of the market value of the loaned securities and at least 100% collateral be maintained through the period the securities are on loan. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the securities are on loan. The collateral is accounted for as a secured borrowing and is recorded as an asset on the consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheet with a market value of $91.5 million at June 30, 2008 and $179.5 million at December 31, 2007 were on loan under the program, and we were liable for cash collateral under our control totaling $95.1 million at June 30, 2008 and $185.3 million at December 31, 2007. During the second quarter of 2008 we discontinued entering into any new securities lending agreements and we expect that the existing loaned securities to decrease over the next twelve months as the underlying collateral matures.
Other Assets
Deferred policy acquisition costs increased 17.2% to $1,161.5 million and deferred sales inducements increased 17.8% to $378.6 million at June 30, 2008 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities and capitalization of costs incurred with new sales. The impact of the change in unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $131.5 million and deferred sales inducements $49.6 million during 2008. The change in unrealized appreciation/depreciation on fixed maturity securities totaling $100.7 million also contributed to the $86.0 million change in deferred income taxes from a liability of $28.2 million at December 31, 2007 to an asset of $60.0 million at June 30, 2008. Assets held in separate accounts decreased 7.9% to $794.8 million primarily due to unrealized losses on the underlying investment portfolio.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 5.8% to $12,177.2 million at June 30, 2008 primarily due to increases in the volume of business in force. Other liabilities increased 23.9% to $129.9 million primarily due to an increase in premiums received for insurance policies that had not been issued at June 30, 2008.

FBL Financial Group, Inc.	June 30, 2008
Stockholders’ Equity
Stockholders’ equity decreased 18.2%, to $738.6 million at June 30, 2008, compared to $902.9 million at December 31, 2007. This decrease is primarily attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities, the net loss incurred and dividends paid during 2008.
At June 30, 2008, common stockholders’ equity was $735.6 million, or $24.39 per share, compared to $899.9 million or $29.98 per share at December 31, 2007. Included in stockholders’ equity per common share is $6.19 at June 30, 2008 and $1.21 at December 31, 2007 attributable to accumulated other comprehensive loss.
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
We paid cash dividends on our common and preferred stock during the six-month period totaling $7.5 million in 2008 and $7.2 million in 2007. Interest payments on our debt totaled $8.9 million for the six months ended June 30, 2008 and $6.1 million for the 2007 period. It is anticipated quarterly cash dividend requirements for the remainder of 2008 will be $0.125 per common and $0.0075 per Series B redeemable preferred share or approximately $7.5 million. In addition, interest payments on our existing debt are estimated to be $8.4 million for the remainder of 2008.
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
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. During the first six months of 2008, Farm Bureau Life paid dividends totaling $10.0 million and we anticipate that Farm Bureau Life will pay dividends totaling $20.0 million in 2008 ($5.0 million per quarter).
The parent company had available cash and investments totaling $24.7 million at June 30, 2008. It is anticipated that most of these funds will be contributed to EquiTrust Life during the third quarter of 2008 to support the capital position of EquiTrust Life. In addition, during the third quarter of 2008, we expect to enter into a line of credit or alternative funding arrangement to help ensure access to capital at a level sufficient to support our operations. While the structure and terms of any such funding arrangement is not known at this time, it is anticipated that any incremental borrowings will be less than $100.0 million.
As of June 30, 2008, we had no material commitments for capital expenditures other than the needs for EquiTrust Life noted above.

FBL Financial Group, Inc.	June 30, 2008
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to help fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three and six month periods ended June 30, 2008, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $830.6 million in the six months ended June 30, 2008 and $512.7 million in the 2007 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at June 30, 2008, included $87.5 million of short-term investments, $75.2 million of cash and $1,182.6 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. As of December 31, 2007, we had contractual obligations totaling $21,283.1 million with payments due as follows: less than one year – $1,385.7 million, one-to-three years – $2,250.0 million, four-to-five years – $2,514.9 million and after five years – $15,132.4 million. There have been no material changes to our total contractual obligations since December 31, 2007.
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

FBL Financial Group, Inc.	June 30, 2008
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company’s annual shareholders’ meeting was held on May 14, 2008.
(b) and (c) (i) Election of the following Class A directors to the Company’s Board of Directors:

	For	Withheld
Jerry L. Chicoine	36,570,264	141,414
Tim H. Gill	36,623,224	88,454
Robert H. Hanson	36,618,730	92,948
Paul E. Larson	36,623,224	88,454
Edward W. Mehrer	36,611,684	99,994
James W. Noyce	36,127,715	583,963
Kim M. Robak	36,630,438	81,240
John E. Walker	36,566,856	144,822
(ii)	Election of the following Class B directors to the Company’s Board of Directors:

	For	Withheld
Steve L. Baccus	1,192,890	—
Craig D. Hill	1,192,890	—
Craig A. Lang	1,192,890	—
Keith R. Olsen	1,192,890	—
Kevin G. Rogers	1,192,890	—
(iii)	Approval of amendment to the 2006 Class A Common Stock Compensation Plan: Shareholders cast 30,371,163 votes for and 7,031,954 votes against the approval of the amendments. There were 33,742 abstentions and 467,709 broker non-votes.

(iv)	Approval of amendment to the terms used in performance based compensation plans: Shareholders cast 37,485,290 votes for and 393,768 votes against the approval of the amendments. There were 25,510 abstentions and no broker non-votes.

(v)	Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2008: Shareholders cast 37,765,362 votes for and 81,928 votes against the appointment of Ernst & Young LLP. There were 57,278 abstentions and no broker non-votes.

FBL Financial Group, Inc.	June 30, 2008
ITEM 6. EXHIBITS

(a)	Exhibits:

	3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)

	3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)

	3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)

	3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)

	3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)

	3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)

	3(ii)(a)	Second Restated Bylaws, adopted May 14, 2004 (G)

	3(ii)(b)	Amendment to Article VI of Second Restated Bylaws adopted May 16, 2007 (P)

	4.1	Form of Class A Common Stock Certificate of the Registrant (A)

	4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)

	4.3	Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

	4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (M)

	4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (M)

	4.5	Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

	4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)

	4.7	Form of 5.85% Senior Note Due 2014 (F)

	4.8	Revolving Demand Note, dated as of September 20, 2004, between Farm Bureau Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

	4.9	Revolving Demand Note, dated as of September 20, 2004, between EquiTrust Life Insurance Company and Farm Bureau Mutual Insurance Company (H)

	4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (O)

	4.11	Form of 5.875% Senior Note Due 2017 (O)

	10.1	2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (L) *

	10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (L) *

	10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

	10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

	10.4	Form of Royalty Agreement with Farm Bureau organizations (I)

	10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (J) *

	10.6	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (Q) *

	10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

	10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)

FBL Financial Group, Inc.	June 30, 2008

10.10	Management Performance Plan (2008) sponsored by FBL Financial Group, Inc. (Q) *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)

10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)

10.18	Form of Change in Control Agreement Form A between the Company and James W. Noyce and John M. Paule (April 22, 2002), Bruce A. Trost (November 24, 2004), James P. Brannen (January 1, 2007) and Richard J. Kypta (March 1, 2008) (D) *

10.19	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and each of Douglas W. Gumm, Donald J. Seibel and Lou Ann Sandburg and dated as of November 24, 2004 between the Company and David T. Sebastian (D) *

10.22	Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg and David T. Sebastian (K) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and James W. Noyce (K) *

10.24	Summary of Named Executive Officer Compensation (Q) *

10.25	Form of Restricted Stock Agreement, dated as of February 20, 2007 between the Company and each of James W. Noyce, Stephen M. Morain, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel (N) *

10.26	Form of Restricted Stock Agreement, dated as of February 19, 2008 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, JoAnn Rumelhart, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Lou Ann Sandburg, David T. Sebastian and Donald J. Seibel (Q) *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* exhibit relates to a compensatory plan for management or directors

FBL Financial Group, Inc.	June 30, 2008
Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332

(B)	Form 8-K filed on June 6, 1997, File No. 001-11917

(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E)	Form 10-K for the period ended December 31, 2003, File No. 001-11917

(F)	Form S-4 filed on May 5, 2004, File No. 333-115197

(G)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

(H)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

(I)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917

(J)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

(K)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

(L)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917

(M)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917

(N)	Form 10-K for the period ended December 31, 2006, File No. 001-11917

(O)	Form S-4 filed on April 6, 2007, File No. 333-141949

(P)	Form 8-K filed on May 16, 2007, File No. 001-11917

(Q)	Form 10-K for the period ended December 31, 2007, File No. 001-11917

FBL Financial Group, Inc.	June 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2008

FBL FINANCIAL GROUP, INC.
By	/s/ James W. Noyce
James W. Noyce
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)