Form 10-Q
period 2008-09-30
FBL FINANCIAL GROUP INC
filed 2008-11-06
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at October 31, 2008
Class A Common Stock, without par value	28,975,889
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Cautionary Statement Regarding Forward Looking Information
This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors, including the risk factors summarized in Item 1A of our 2007 Annual Report on Form 10-K and those highlighted below, could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements.
Risk Factors
We are subjected to a variety of risk factors that are identified in Item 1A of our 2007 Annual Report on Form 10-K. You should review these risks as they could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. In addition, certain risk factors that are specifically pertinent to the current-period financial statements are listed below.
Current difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.
Our results of operations are materially affected by conditions in the financial markets and the economy generally. The stress experienced by financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.
The fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. In addition, there have been credit downgrade events and an increased probability of default for many fixed income instruments. Equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues may decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged economic downturn, we could incur significant losses in our investment portfolio.
The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.
Continuing adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.
As described in the Liquidity and Capital Resources section in Item 2 of this Form 10-Q, our life insurance subsidiaries have historically generated positive cash flow as measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. While we expect our life insurance subsidiaries to generate positive cash flow in the future, a significant increase in policyholder benefits, including withdrawals and surrenders of life insurance and annuity contracts, could require us to sell fixed maturity securities that are currently in an unrealized loss position. Such sales would result in a charge to income and a reduction in capital. See the Financial Condition section in Item 2 of this Form 10-Q for details regarding the unrealized loss position on our fixed maturity securities.

Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. Without sufficient capital, we could be forced to curtail certain of our operations, and our business could suffer. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.
We manage the amount of our capital to be consistent with an A ratings objective from Standard & Poor’s and A.M. Best. As of September 30, 2008, we estimate that the total adjusted capital of our life insurance subsidiaries were at the capital levels required to meet this rating objective. In addition, during the fourth quarter of 2008, we issued notes to affiliates for an additional $100.0 million to provide financial flexibility. However, this capital may not be sufficient if significant future losses are incurred and, given the current market conditions, access to additional capital could be limited.
Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
During periods of market disruption, such as the unprecedented current market conditions, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.
The decision on whether to record an other-than-temporary impairment is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of our ability and intent to hold the securities to recovery. Our conclusions regarding the recoverability of a particular security’s market price may ultimately prove to be incorrect as facts and circumstances change.
We may be required to accelerate the amortization of deferred policy acquisition costs or deferred sales inducements, which could adversely affect our results of operations or financial condition.
Deferred policy acquisition costs and deferred sales inducements (collectively, DAC), represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders, which are more likely in a severe economic recession, will result in an acceleration of DAC amortization. In addition, significant or sustained equity market declines as well as investment losses could result in an acceleration of DAC amortization related to variable annuity and variable universal life contracts.

ITEM 1. FINANCIAL STATEMENTS
FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
Assets
Investments:
Fixed maturities — available for sale, at market (amortized cost: 2008 - $10,606,564; 2007 - $9,662,986)	$9,637,147	$9,522,592
Equity securities — available for sale, at market (cost:
2008 - $11,288; 2007 - $22,410)	11,263	23,633
Mortgage loans on real estate	1,316,905	1,221,573
Derivative instruments	17,342	43,918
Investment real estate, less allowances for depreciation of $0 in 2008 and 2007	2,559	2,559
Policy loans	181,187	179,490
Other long-term investments	1,300	1,300
Short-term investments	90,094	72,005

Total investments	11,257,797	11,067,070

Cash and cash equivalents	87,248	84,015
Securities and indebtedness of related parties	19,117	19,957
Accrued investment income	145,114	118,827
Amounts receivable from affiliates	10,241	10,831
Reinsurance recoverable	105,613	123,659
Deferred policy acquisition costs	1,268,432	991,155
Deferred sales inducements	399,180	321,263
Value of insurance in force acquired	55,319	41,215
Property and equipment, less allowances for depreciation of $81,881 in 2008 and $75,365 in 2007	46,635	49,164
Current income taxes recoverable	22,360	7,412
Deferred income tax benefit	146,954	—
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	69,227	186,925
Other assets	25,526	32,458
Assets held in separate accounts	718,501	862,738

Total assets	$14,388,434	$13,927,859

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,520,516	$9,557,073
Traditional life insurance and accident and health products	1,317,897	1,284,068
Unearned revenue reserve	32,366	28,448
Other policy claims and benefits	42,472	31,069

	11,913,251	10,900,658

Other policyholders’ funds:
Supplementary contracts without life contingencies	497,580	439,441
Advance premiums and other deposits	171,496	158,245
Accrued dividends	9,922	11,208

	678,998	608,894

Amounts payable to affiliates	110	35
Short-term note payable to affiliate	20,000	—
Long-term debt	330,986	316,930
Deferred income taxes	—	28,188
Collateral payable for securities lending and other transactions	70,311	202,594
Other liabilities	100,275	104,840
Liabilities related to separate accounts	718,501	862,738

Total liabilities	13,832,432	13,024,877

Minority interest in subsidiaries	122	91

Stockholders’ equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,980,603 shares in 2008 and 28,826,738 shares in 2007	106,006	101,221
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,519	7,525
Accumulated other comprehensive loss	(377,151)	(36,345)
Retained earnings	816,506	827,490

Total stockholders’ equity	555,880	902,891

Total liabilities and stockholders’ equity	$14,388,434	$13,927,859

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Interest sensitive and index product charges	$32,931	$29,129	$93,837	$84,045
Traditional life insurance premiums	36,282	34,751	111,184	108,263
Net investment income	181,888	157,016	522,555	461,560
Derivative income (loss)	(40,951)	6,327	(171,532)	47,276
Realized/unrealized gains (losses) on investments	(27,156)	3,932	(130,524)	6,544
Other income	6,545	6,513	19,365	20,055

Total revenues	189,539	237,668	444,885	727,743
Benefits and expenses:
Interest sensitive and index product benefits	111,074	121,999	320,312	337,400
Change in value of index product embedded derivatives	(37,529)	10,195	(171,020)	6,427
Traditional life insurance benefits	23,353	21,595	73,207	69,676
Increase in traditional life future policy benefits	11,084	8,840	33,511	28,069
Distributions to participating policyholders	4,813	4,866	15,106	16,114
Underwriting, acquisition and insurance expenses	50,676	36,198	144,359	129,842
Interest expense	4,464	4,437	13,363	12,236
Other expenses	5,585	5,675	17,677	17,371

Total benefits and expenses	173,520	213,805	446,515	617,135

	16,019	23,863	(1,630)	110,608
Income taxes	(4,904)	(7,904)	2,634	(37,251)

Minority interest in loss (earnings) of subsidiaries	15	2	31	(3)
Equity income, net of related income taxes	86	538	44	1,102

Net income	11,216	16,499	1,079	74,456
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$11,179	$16,462	$967	$74,344

Earnings per common share	$0.37	$0.55	$0.03	$2.50

Earnings per common share – assuming dilution	$0.37	$0.54	$0.03	$2.46

Cash dividends per common share	$0.125	$0.120	$0.375	$0.360

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income (Loss)	Earnings	Equity
Balance at January 1, 2007	$3,000	$86,462	$7,519	$28,195	$755,544	$880,720
Comprehensive income:
Net income for nine months ended September 30, 2007	—	—	—	—	74,456	74,456
Change in net unrealized investment gains/losses	—	—	—	(58,863)	—	(58,863)
Change in underfunded status of other postretirement benefit plans	—	—	—	10	—	10

Total comprehensive income						15,603
Adjustment resulting from capital transactions of equity investee	—	36	4	—	—	40
Stock based compensation, including the issuance of 324,505 common shares under compensation plans	—	11,739	—	—	—	11,739
Dividends on preferred stock	—	—	—	—	(112)	(112)
Dividends on common stock	—	—	—	—	(10,672)	(10,672)

Balance at September 30, 2007	$3,000	$98,237	$7,523	$(30,658)	$819,216	$897,318

Balance at January 1, 2008	$3,000	$101,221	$7,525	$(36,345)	$827,490	$902,891
Comprehensive loss:
Net income for nine months ended September 30, 2008	—	—	—	—	1,079	1,079
Change in net unrealized investment gains/losses	—	—	—	(340,820)	—	(340,820)
Change in underfunded status of other postretirement benefit plans	—	—	—	14	—	14

Total comprehensive loss						(339,727)
Change in measurement date of benefit plans	—	—	—	—	(770)	(770)
Adjustment resulting from capital transactions of equity investee	—	(81)	(6)	—	—	(87)
Stock based compensation, including the issuance of 153,865 common shares under compensation plans	—	4,866	—	—	—	4,866
Dividends on preferred stock	—	—	—	—	(112)	(112)
Dividends on common stock	—	—	—	—	(11,181)	(11,181)

Balance at September, 2008	$3,000	$106,006	$7,519	$(377,151)	$816,506	$555,880

Comprehensive income (loss) totaled ($179.2) million in the third quarter of 2008 and $26.7 million in the third quarter of 2007.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2008	2007
Operating activities
Net income	$1,079	$74,456
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	244,467	292,294
Change in fair value of embedded derivatives	(171,020)	6,427
Charges for mortality and administration	(88,408)	(76,910)
Deferral of unearned revenues	1,177	1,060
Amortization of unearned revenue reserve	(1,165)	(1,724)
Provision for depreciation and amortization of property and equipment	11,676	10,222
Provision for accretion and amortization of investments	(4,004)	(8,013)
Realized/unrealized losses (gains) on investments	130,524	(6,544)
Change in fair value of derivatives	137,973	(32,615)
Increase in traditional life and accident and health benefit accruals	33,829	28,415
Policy acquisition costs deferred	(127,680)	(124,991)
Amortization of deferred policy acquisition costs	74,741	61,037
Amortization of deferred sales inducements	39,445	15,682
Amortization of value of insurance in force	1,979	3,008
Net sale of fixed maturities – trading	—	15,000
Change in accrued investment income	(26,277)	(17,301)
Change in amounts receivable from/payable to affiliates	666	5,840
Change in reinsurance recoverable	18,046	8,048
Change in current income taxes	(14,948)	(2,092)
Provision for deferred income taxes	8,765	2,004
Other	(3,351)	27,769

Net cash provided by operating activities	267,514	281,072

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	495,576	414,328
Equity securities – available for sale	15,474	17,864
Mortgage loans on real estate	45,729	45,223
Derivative instruments	31,633	94,536
Investment real estate	—	9,741
Policy loans	28,688	30,084

	617,100	611,776

Acquisition of investments:
Fixed maturities – available for sale	(1,566,994)	(1,274,429)
Equity securities – available for sale	(223)	(143)
Mortgage loans on real estate	(141,041)	(229,011)
Derivative instruments	(144,283)	(71,624)
Investment real estate	—	(536)
Policy loans	(30,385)	(29,785)
Short-term investments – net	(18,089)	(19,670)

	(1,901,015)	(1,625,198)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2008	2007
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$529	$58
Investments in and advances to equity investees	—	(850)
Purchases of property and equipment	(11,793)	(14,904)
Disposal of property and equipment	1,816	2,904

Net cash used in investing activities	(1,293,363)	(1,026,214)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,810,387	1,397,704
Return of policyholder account balances on interest sensitive and index products	(807,328)	(688,691)
Proceeds from short-term note payable to affiliate	20,000	—
Proceeds from long-term debt	14,000	98,460
Distributions related to minority interests – net	61	2
Excess tax deductions on stock-based compensation	129	1,254
Issuance of common stock	3,126	5,022
Dividends paid	(11,293)	(10,784)

Net cash provided by financing activities	1,029,082	802,967

Increase in cash and cash equivalents	3,233	57,825
Cash and cash equivalents at beginning of period	84,015	112,292

Cash and cash equivalents at end of period	$87,248	$170,117

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,465	$12,159
Income taxes	3,443	36,680
Non-cash operating activity:
Deferral of sales inducements	46,632	64,151
See accompanying notes.

FBL Financial Group, Inc.	September 30, 2008
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2007 included in our annual report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (Statement) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. See Note 2, “Fair Value,” for detailed information regarding our fair value measurements. The impact of adoption as of January 1, 2008, was to decrease the carrying value of certain investments and certain policy liabilities and accruals in our consolidated financial statements, resulting in an increase to net income of $5.6 million ($0.19 per basic and diluted common share). The primary impact of this change was a decrease to the embedded derivatives in the index annuity reserves of $26.7 million. The impact of this change on net income was mitigated by offsets for the amortization of deferred policy acquisition costs and deferred sales inducements and income taxes.
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
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Staff Position FIN 39-1 (FSP FIN 39-1), which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts — an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. We elected to implement this statement and have adopted a policy to offset the collateral against the derivatives. At September 30, 2008, we had master netting agreements with counterparties covering cash collateral payable totaling $8.3 million and cash collateral receivable totaling $5.9 million. These amounts are netted against the fair value of the call options included in derivative instruments and interest rate swaps included in other liabilities in our consolidated balance sheets. At December 31, 2007, we had master netting agreements with counterparties covering cash collateral payable totaling $70.9 million and cash collateral receivable totaling $7.5 million. Any excess collateral that remains after the netting is included in the collateral held or payable for securities lending and other transactions on our consolidated balance sheets. We held excess collateral totaling $0.4 million at September 30, 2008 and $0.1 million at December 31, 2007. These amounts have been restated in the prior year balance sheet. This FSP has no impact on our consolidated statements of income.

FBL Financial Group, Inc.	September 30, 2008
In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. We adopted this guidance effective September 30, 2008. The impact of this adoption did not have a material effect on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary, which requires that the minority interest be reported in equity, and the related net income and comprehensive income be included in the respective lines of the consolidated financial statements. This Statement is effective for the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The impact of this adoption on our consolidated financial statements is expected to be immaterial and will primarily result in a reclassification of minority interest as noted above.
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
Fair values for fixed maturity securities are obtained primarily from a variety of independent pricing sources, whose results undergo evaluation by our internal investment professionals. Market values of fixed maturity securities are based on quoted market prices, where available in active markets. Market values of fixed maturity securities that are not actively traded are estimated using valuation models that vary by asset class. The models use discounted cash flow analysis to estimate market value. The key inputs into the models are expected cash flows and an assumed discount rate for each security. Cash flows are estimated based on the terms of the underlying security including call and prepayment provisions, risk of default and interest rate scenarios. The discount rate is determined by adding a spread to a benchmark interest rate curve such as the Treasury curve or interest rate swap curve. The appropriate spread to use in the pricing process is determined through reference to various market sources including reported trades of similar securities, broker/dealer quotes, issuer spreads, bids, offers and benchmarking of like securities. In addition, for each type of security, information regarding relevant credit information, perceived market movements and sector news is integrated into the pricing process.
Investments for which market prices are not observable are generally private investments, securities valued using non-binding broker quotes or securities with very little trading activity where reasonable prices from independent sources cannot be obtained. We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some investments little market activity may exist and management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions of what a market participant would consider for the fair value, which involves a significant degree of judgment.

FBL Financial Group, Inc.	September 30, 2008
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
Level 2 – Pricing inputs are other than quoted prices in active markets which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methods. Financial instruments which are generally included in this category include publicly traded issues priced by independent sources, short-term securities, less liquid and restricted equity securities and over-the-counter derivatives.
Level 3 – Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include private corporate securities, non-binding broker and internally priced mortgage or other assets backed securities and other publicly traded issues and index annuity embedded derivatives.
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
Valuation of our Financial Instruments by Fair Value Hierarchy Levels

	September 30, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities – available for sale	$—	$8,753,001	$884,146	$9,637,147
Equity securities – available for sale	2,643	8,620	—	11,263
Derivative instruments	—	17,342	—	17,342
Other long-term investments	—	—	1,300	1,300
Cash and short-term investments	97,491	79,851		177,342
Reinsurance recoverable	—	6,008	—	6,008
Collateral held for securities lending and other transactions	—	69,227	—	69,227
Assets held in separate accounts	718,501	—	—	718,501

Liabilities
Future policy benefits – index annuity embedded derivatives	$—	$—	$568,322	$568,322
Collateral payable for securities lending and other transactions	—	70,311	—	70,311
Approximately 9.2% of the total fixed maturities are included in the Level 3 group.

FBL Financial Group, Inc.	September 30, 2008
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
Collateral held and payable for securities lending and other transactions: Fair values are obtained from an independent pricing source, whose results undergo evaluation by our internal investment professionals.
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
Future policy benefits — index annuity embedded derivatives: Fair values of index annuity embedded derivatives are calculated using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation.
Fair values of all Level 2 fixed maturity securities are obtained from independent pricing services. Fair values of private investments are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For securities where these are not available, an enhanced matrix calculation, as described below, is used to determine a fair value.
We generally obtain one price per security, which is compared to relevant credit information, perceived market movements and sector news. Market indices of similar rated asset class spreads are consulted for valuations and broker indications of similar securities are compared. If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value. If discrepancies are identified additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected.
If an exit price based on relevant observable inputs is not obtained from an independent pricing service, the fair value is determined by our investment professionals using an enhanced matrix calculation and reported in Level 3. The matrix pricing performed by pricing services and our internal investment professionals includes a discounted cash flow analysis using a spread, including the specific creditors’ credit default swap spread (if available), over U.S. Treasury bond yields, adjusted for the maturity/average life differences. Spread adjustments are intended to reflect an illiquidity premium and take into account a variety of factors including but not limited to: senior unsecured versus secured status, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.

FBL Financial Group, Inc.	September 30, 2008
Valuation sources for Level 3 securities are summarized below.
Level 3 Fixed Maturity Investments by Valuation Source

	September 30, 2008
			Mortgage or
	Private	Publicly traded	other asset -		Percent of
	corporation	issues	backed securities	Total	Total
	(Dollars in thousands)
Source of valuation
Third-party vendors	$402,077	$317,978	$90,653	$810,708	91.7%
Priced internally	1,313	59,676	12,449	73,438	8.3

Total	$403,390	$377,654	$103,102	$884,146	100.0%

Level 3 Financial Instruments Changes in Fair Value

	Fixed maturities	Other long-term
	available for sale	investments
	(Dollars in thousands)
Assets
Balance, December 31, 2007	$1,072,697	$1,300
Purchases (disposals), net	160,445	—
Realized and unrealized gains (losses), net	(167,719)	—
Transfers in and/or (out) of Level 3 (A)	(181,117)	—
Included in earnings (amortization)	(160)	—

Balance, September 30, 2008	$884,146	$1,300

Change in unrealized gains/losses on investments held at September 30, 2008	$(129,491)	$—

(A)	Included in the transfers in and/or out line above is $227.2 million of securities that were priced using a broker only quote at December 31, 2007 and were transferred to a pricing service that uses observable market data in the prices and $46.1 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at September 30, 2008, primarily due to a reduction in market activity.

Future policy benefits – index product embedded derivatives
Balance, December 31, 2007	$747,511
Premiums less benefits, net	24,673
Impact of unrealized gains (losses), net	(203,862)

Balance, September 30, 2008	$568,322

Change in unrealized gains/losses on embedded derivatives held at September 30, 2008 (1)	$(203,862)

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of income.
3. Credit Agreements and Subsequent Event
In the third quarter of 2008, we increased the borrowings on our outstanding line of credit $14.0 million. We also issued a variable rate $20.0 million note payable to our affiliate, Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), which is due on December 29, 2008. Interest on this note, which is prepayable, accrues at a variable rate (5.88% at September 30, 2008).
In November 2008 we issued 9.25% notes payable to affiliates totaling $100.0 million that mature in November 2011. One note for $75.0 million was issued to Farm Bureau Mutual and a $25.0 million note was issued to an

FBL Financial Group, Inc.	September 30, 2008
investment affiliate of Iowa Farm Bureau Federation, our majority shareholder. A portion of the proceeds from these notes, which are prepayable at par, will be used to repay the $20.0 million short-term debt that was borrowed from Farm Bureau Mutual during the third quarter. This note offering would have caused us to violate the covenants of our revolving line of credit agreement with Bank of America National Association. Therefore, in November 2008 the line of credit agreement was amended to allow for the note offering without violating the financial covenants.
4. Defined Benefit Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded in our consolidated statements of income for the third quarter totaled $1.1 million for 2008 and $1.5 million for 2007, and for the nine months ended September 30 totaled $3.4 million for 2008 and $4.4 million for 2007. As described in Note 1 above, we also recorded a portion of the net periodic pension costs as a charge to retained earnings totaling $0.8 million as a result of adopting the measurement date portion of Statement No. 158.
Components of Net Periodic Pension Cost for all Employers in the Multiemployer Plans

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$1,659	$2,341	$4,977	$7,023
Interest cost	3,709	3,476	11,127	10,427
Expected return on assets	(3,495)	(3,087)	(10,485)	(9,261)
Amortization of prior service cost	196	194	588	581
Amortization of actuarial loss	945	1,120	2,835	3,359

Net periodic pension cost – all employers	$3,014	$4,044	$9,042	$12,129

5. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 2008, management is not aware of any claims for which a material loss is reasonably possible.
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

FBL Financial Group, Inc.	September 30, 2008
On June 25, 2008, the Securities Exchange Commission (SEC) published for public comment proposed Rule 151A which would require index annuities to be regulated by the SEC. Under this proposed rule, index annuities would be considered a type of security and all agents selling the product would have to be registered representatives affiliated with a licensed broker dealer. While there is uncertainty regarding the outcome of this proposed rule, it is possible that we will have a more regulated environment for index annuities in the future. If the proposed rule is adopted in its current form, we believe it would likely result in increased costs and decreased production with possible product design and compensation limitations. Index annuities are important to our business; however we also offer a wide variety of life insurance and annuity products and have experience with registered investment products. The proposed rule indicates there would be 12 months between publication and the effectiveness of any final rule. We are confident that we can transition to an SEC regulated environment for our indexed business within this time period.
During the third quarter of 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded our insurance subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life) and an affiliate, Farm Bureau Mutual, actual damages totaling $3.6 million and punitive damages totaling $62.7 million. Approximately 25% of the award is allocable to Farm Bureau Life with the remaining 75% allocable to Farm Bureau Mutual. The time for appealing the verdict and award will not begin until post trial motions have been filed and ruled on by the court. Regardless of the outcome of any rulings, we anticipate an appeal by the defendants unless a settlement has been reached. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuit is resolved.
In 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover those damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed and we continue to believe both claims are valid. As noted above, any recoveries will be recorded in net income in the period the recovery is received.

FBL Financial Group, Inc.	September 30, 2008
6. Earnings Per Share

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Numerator:
Net income	$11,216	$16,499	$1,079	$74,456
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Numerator for earnings per common share – income available to common stockholders	$11,179	$16,462	$967	$74,344

Denominator:
Weighted average shares	29,819,642	29,669,542	29,808,067	29,620,962
Deferred common stock units relating to deferred compensation plans	80,507	61,987	75,727	59,622

Denominator for earnings per common share – weighted-average shares	29,900,149	29,731,529	29,883,794	29,680,584
Effect of dilutive securities - stock-based compensation	150,901	550,763	236,488	601,190

Denominator for diluted earnings per common share – adjusted weighted-average shares	30,051,050	30,282,292	30,120,282	30,281,774

Earnings per common share	$0.37	$0.55	$0.03	$2.50

Earnings per common share – assuming dilution	$0.37	$0.54	$0.03	$2.46

7. Segment Information
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended September 30, 2008 and 2007 represents net income excluding, as applicable, the impact of:
•	realized and unrealized gains and losses on investments;

•	changes in net unrealized gains and losses on derivatives; and

•	the cumulative effect of changes in accounting principles.
We use operating income (loss), in addition to net income, to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the cumulative effect of changes in accounting principles is a nonrecurring item. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the

FBL Financial Group, Inc.	September 30, 2008
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
Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$35,766	$36,996	$106,465	$112,385
Traditional Annuity – Independent Distribution	88,498	110,671	247,834	276,220
Traditional and Universal Life Insurance	84,552	82,373	254,132	251,468
Variable	15,786	15,327	48,282	47,450
Corporate and Other	8,411	10,299	25,708	27,789

	233,013	255,666	682,421	715,312

Realized/unrealized gains (losses) on investments (A)	(27,133)	3,932	(130,694)	6,544
Change in net unrealized gains/losses on derivatives (A)	(16,341)	(21,930)	(106,842)	5,887

Consolidated revenues	$189,539	$237,668	$444,885	$727,743

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$5,865	$6,665	$20,721	$24,240
Traditional Annuity – Independent Distribution	10,539	10,779	27,229	30,413
Traditional and Universal Life Insurance	13,640	15,114	37,468	42,725
Variable	(510)	4,381	2,338	10,412
Corporate and Other	(1,898)	(51)	(6,536)	(1,660)

	27,636	36,888	81,220	106,130
Income taxes on operating income	(8,964)	(12,462)	(26,352)	(35,406)
Realized/unrealized gains (losses) on investments, net (A)	(12,726)	2,392	(67,533)	4,710
Change in net unrealized gains/losses on derivatives (A)	5,270	(10,319)	13,744	(695)
Cumulative effect of change in accounting principle	—	—	—	(283)

Consolidated net income	$11,216	$16,499	$1,079	$74,456

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2008 and December 31, 2007 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

FBL Financial Group, Inc.	September 30, 2008
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
Results of Operations for the Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Revenues	$189,539	$237,668	$444,885	$727,743
Benefits and expenses	173,520	213,805	446,515	617,135

	16,019	23,863	(1,630)	110,608
Income taxes	(4,904)	(7,904)	2,634	(37,251)
Minority interest and equity income	101	540	75	1,099

Net income	11,216	16,499	1,079	74,456
Less dividends on Series B preferred stock	(37)	(37)	(112)	(112)

Net income applicable to common stock	$11,179	$16,462	$967	$74,344

Earnings per common share	$0.37	$0.55	$0.03	$2.50

Earnings per common share – assuming dilution	$0.37	$0.54	$0.03	$2.46

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$73,667	$27,848	$183,440	$99,927
Traditional Annuity – Independent Distribution	496,115	489,120	1,361,008	1,064,532
Traditional and Universal Life Insurance	47,087	45,015	143,427	138,942
Variable Annuity and Variable Universal Life (1)	30,943	41,109	111,737	133,599
Reinsurance assumed and other	3,116	3,598	10,508	11,641

Total	$650,928	$606,690	$1,810,120	$1,448,641

Direct life insurance in force, end of quarter (in millions)			$42,750	$40,307
Life insurance lapse rates			6.3%	6.0%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution			3.2%	5.6%
Independent Distribution			6.7%	5.2%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

FBL Financial Group, Inc.	September 30, 2008
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct premiums collected in the Traditional Annuity — exclusive distribution and Traditional Annuity — independent distribution segments increased for the 2008 periods due to lower short-term market interest rates making certificates of deposits and other short-term investments less attractive in relation to our traditional annuity products. In addition, the number of individual licensed independent agents our EquiTrust Life independent distribution channel increased to 23,651 at September 30, 2008, from 18,902 at September 30, 2007. In an attempt to preserve capital, it is our intention to reduce the direct premiums collected through the Traditional Annuity — independent distribution channel to approximately $200.0 million per quarter through rate and other actions taken in the second half of 2008.
Our results of operations are materially affected by conditions in the financial markets and the economy generally. The stress experienced by financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession. This unprecedented market volatility and general decline in the equity markets has directly and materially affected our results of operations and our investment portfolio. Details regarding the impacts of the capital markets and economy are summarized in the sections that follow. The most significant impacts during the third quarter include an increase in realized losses on investments, decreases in derivative income, a decrease in profitability on variable products and an increase in unrealized losses on fixed maturity securities and derivatives.
Net income applicable to common stock for the third quarter of 2008 was $11.2 million compared to $16.5 million for the third quarter of 2007 and was $1.0 million for the nine months ended September 30, 2008 compared to $74.3 million for the 2007 period. These decreases are primarily due to realized losses on investments and an increase in death benefits. These decreases were partially offset by the change in unrealized gains and losses on derivative instruments and the impact of an increase in the volume of business in force. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding.
Spreads Earned on our Universal Life and Individual Traditional Annuity Products

	Nine months ended September 30,
	2008	2007
Weighted average yield on cash and invested assets	5.95%	6.06%
Weighted average interest crediting rate/index cost	3.87	3.70

Spread	2.08%	2.36%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and traditional annuity products net of investment expenses. The yield also includes gains or losses relating to our interest rate swap program for certain individual traditional annuities. The impact of the swap program was previously reported in the weighted average crediting rate/index costs and the 2007 results above have been restated to conform to the 2008 presentation. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. The spread noted above decreased in 2008 primarily due to a shift in the mix of direct business to products with a lower spread target and a decrease in spread earned on assumed business. See the “Segment Information” section that follows for a discussion of our spreads.

FBL Financial Group, Inc.	September 30, 2008
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
Impact of Operating Adjustments on Net Income

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments	$(27,156)	$3,932	$(130,524)	$6,544
Change in net unrealized gains/losses on derivatives	21,188	(32,125)	64,178	(528)
Change in amortization of:
Deferred policy acquisition costs	(852)	9,572	(2,796)	191
Deferred sales inducements	(4,620)	6,429	(13,944)	(26)
Value of insurance in force acquired	(54)	(3)	503	5
Unearned revenue reserve	23	—	(170)	(10)
Cumulative effect of change in accounting principle	—	—	—	(283)
Income tax offset	4,015	4,268	28,964	(2,161)

Net impact of operating income adjustments	$(7,456)	$(7,927)	$(53,789)	$3,732

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Summary of adjustments noted above after offsets and income taxes:
Realized/unrealized gains (losses) on investments	$(12,726)	$2,392	$(67,533)	$4,713
Change in net unrealized gains/losses on derivatives	5,270	(10,319)	13,744	(698)
Cumulative effect of change in accounting principle	—	—	—	(283)

Net impact of operating income adjustments	$(7,456)	$(7,927)	$(53,789)	$3,732

Net impact per common share – basic	$(0.25)	$(0.27)	$(1.80)	$0.13

Net impact per common share – assuming dilution	$(0.25)	$(0.26)	$(1.80)	$0.12

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

FBL Financial Group, Inc.	September 30, 2008
Impact of Unlocking on Pre-tax Income

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Amortization of deferred sales inducements	$3	$8	$(1,905)	$1,129
Amortization of deferred policy acquisition costs	1,432	(1,855)	2,079	(315)
Amortization of unearned revenues	(246)	546	(281)	544
Increase (decrease) to pre-tax income	$1,189	$(1,301)	$(107)	$1,358

Impact per common share (basic and diluted), net of tax	$0.03	$(0.03)	$—	$0.03

Premiums and Product Charges

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$32,931	$29,129	$93,837	$84,045
Traditional life insurance premiums	36,282	34,751	111,184	108,263

Total	$69,213	$63,880	$205,021	$192,308

Premiums and product charges increased 8.3% in the third quarter of 2008 to $69.2 million and 6.6% in the nine months ended September 30, 2008 to $205.0 million. The increases in interest sensitive and index product charges are principally driven by surrender charges on annuity and universal life products and cost of insurance charges on variable universal life and universal life products.
Surrender charges totaled $23.9 million in the nine-month period ended September 30, 2008 compared to $16.3 million in the 2007 period. Surrender charges increased primarily due to an increase in surrenders relating to growth in the volume and aging of business in force. The average aggregate account value for annuity and universal life insurance in force, which increased due to premiums collected as summarized in the “Other data” table above, totaled $9,699.3 million for the nine-month period in 2008 and $8,205.7 million for the 2007 period. We believe aging of the business in force is driving a portion of the increase in surrender charges relating to our annuity business as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages. We started assuming business under a coinsurance agreement in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Surrender charges on this coinsurance and direct business totaled $21.7 million for the nine months ended September 30, 2008 and $14.1 million for the 2007 period.
Cost of insurance charges totaled $50.7 million in the nine months ended September 30, 2008 and $48.8 million in the 2007 period. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured. The average age of our universal life and variable universal life policyholders was 45.9 years at September 30, 2008 and 45.4 years at September 30, 2007.
Traditional premiums increased 2.7% to $111.2 million for the nine months ended September 30, 2008 due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $21,776.2 million for the nine-month period in 2008 and $19,773.3 million for the nine-month period in 2007. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

FBL Financial Group, Inc.	September 30, 2008
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 15.8% in the third quarter of 2008 to $181.9 million and 13.2% in the nine months ended September 30, 2008 to $522.6 million, primarily due to an increase in average invested assets. Average invested assets in the nine-month period of 2008 increased 14.3% to $11,688.8 million (based on securities at amortized cost) from $10,229.2 million in the 2007 period, principally due to net premium inflows from the Life Companies and proceeds from issuance of Senior Notes in March 2007. The annualized yield earned on average invested assets decreased to 6.00% in the nine months ended September 30, 2008 from 6.06% in the respective 2007 period. Income from bond calls, tender offers and mortgage loan prepayments totaled $1.7 million in the nine months ended September 30, 2008 compared to $7.6 million in the respective 2007 period. Net investment income also includes ($0.3) million for the nine-month period in 2008 and ($1.3) million in 2007, representing the change in net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions as of the end of each respective period. See the “Financial Condition — Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.
Derivative Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$8,865	$55,010	$35,507	$117,043
Change in the difference between fair value and remaining option cost at beginning and end of period	(15,458)	(18,092)	(107,289)	7,007
Cost of money for call options	(32,533)	(28,156)	(97,781)	77,602

	(39,126)	8,762	(169,563)	46,448
Other	(1,825)	(2,435)	(1,969)	828

Total	$(40,951)	$6,327	$(171,532)	$47,276

Gains received at expiration decreased in 2008 as a result of declines in the market indices on which our options are based, partially offset by growth in the volume of index annuities in force. The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $4,687.4 million for the nine months ended September 30, 2008 compared to $4,003.8 million for the respective 2007 period. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the change in the S&P 500 Index® (upon which the majority of our options are based).
Range of Index Appreciation for S&P 500 Index Options Expiring During the Periods

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Annual point-to-point strategy	—	5.9%-22.7%	0.0%-2.6%	5.9%-22.7%
Monthly point-to-point strategy	—	5.6%-15.9%	—	4.4%-15.9%
Monthly average strategy – one-year options	—	7.5%-12.9%	0.0%-6.3%	1.2%-12.9%
Monthly average strategy – two-year options	6.1%-12.9%	8.1%-12.9%	6.1%-14.1%	8.1%-12.9%
Daily average strategy	—	6.8%-11.1%	0.0%-5.2%	2.1%-11.1%
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

FBL Financial Group, Inc.	September 30, 2008
change in fair value of the interest rate swaps relating to our flexible premium deferred annuity contracts due to the adoption of Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” Derivative income (loss) will fluctuate based on market conditions.
Realized/Unrealized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$2,211	$4,343	$6,339	$9,358
Realized losses on sales	(3,124)	(5)	(3,246)	(45)
Realized losses due to impairments	(26,243)	(406)	(133,617)	(2,842)
Unrealized gains on trading securities	—	—	—	73

Total	$(27,156)	$3,932	$(130,524)	$6,544

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Realized losses on sales during the third quarter include a $2.3 million loss on a bank that experienced significant losses during the third quarter of 2008. See “Financial Condition — Investments” for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2008 and December 31, 2007.
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:
•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	level of current market interest rates compared to market interest rates when the security was purchased

•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.

FBL Financial Group, Inc.	September 30, 2008
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss.
Investment Impairments Individually Exceeding $0.5 Million

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Nine months ended September 30, 2008:

Other asset-backed securities	$67,349	During the second quarter, losses on 13 securities increased due to increasing delinquencies by homeowners. In addition, underlying insurance that was expected to absorb losses was deemed to be less valuable due to the monoline insurer being downgraded during the quarter. Collateral is second lien home equity loans with minimal recoveries expected. (A)

Depository Institution	$10,945	During the third quarter, issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Collateralized debt obligation	$9,800	During the first and second quarters, the value of collateral supporting this issue declined, which triggered an event whereby we did not receive interest on our investment. Rating declines on the security also occurred during 2008. (A)

Commercial mortgage-backed security	$9,639	During the second quarter, ratings declined and the probability of future losses increased due to declining economic conditions and a reduction in the debt available to absorb losses prior to our ownership class. (A)

Other asset-backed security	$9,114	During the first and second quarters, ratings declined and losses from the underlying home equity loans to Alt-A borrowers increased. (A)

Reinsurance carrier	$7,299	During the first, second and third quarters, rating declines occurred and the fair value decreased significantly due to subprime and Alt-A exposure and the parent’s potential reorganization, which reduced estimates on potential recovery. (A)

Securities & commodities broker	$5,980	During the third quarter, issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Foreign depository institution	$5,718	During the third quarter, the probability of future losses increased due to declining economic conditions. In addition, the board of directors resigned and subsequent to the third quarter, a foreign government seized control of the entire banking system due to financial turmoil, further reducing estimates on potential recovery. (A)

FBL Financial Group, Inc.	September 30, 2008

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Major printing & publishing company	$2,761	During the first quarter, issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$2,283	During the first and third quarters, rating declines and other adverse details regarding the financial status of the company became available. (A)

Structured investment vehicle	$1,469	During the third quarter, rating declines occurred and the issuer was served a notice of default. This reduced estimates on potential recovery. Subsequent to the third quarter the company also went into receivership. This issue is held as collateral for securities lending. (A)

Major retail company	$861	During the third quarter, the company reported negative earnings results and the probability of future losses increased due to declining economic conditions, which increased the probability of a future restructuring or bankruptcy filing. (A)

Nine months ended September 30, 2007:

Major printing and publishing company	$1,624	During the second quarter, the company announced that it would take the company private in a series of transactions tendering outstanding shares. In addition, rating declines and other adverse details regarding the financial status of the company became available. (A)

United States military base housing revenue bond	$812	During the second quarter, the United States closed one military base leading to a restructuring and tender offer for the bonds. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. No additional writedowns were deemed necessary as of September 30, 2008 for other material investments in this industry.
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

FBL Financial Group, Inc.	September 30, 2008
Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$76,007	$60,737	$211,255	$177,139
Index credits	8,154	53,482	33,536	114,826
Amortization of deferred sales inducements	13,705	(667)	39,362	15,533
Interest sensitive death benefits	13,208	8,447	36,159	29,902

	111,074	121,999	320,312	337,400

Change in value of index product embedded derivatives	(37,529)	10,195	(171,020)	6,427

Total	$73,545	$132,194	$149,292	$343,827

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 44.4% in the third quarter of 2008 to $73.5 million and 56.6% in the nine months ended September 30, 2008 to $149.3 million. These decreases are primarily due to the impact of market depreciation on the indices backing the index annuities and fewer index credits. These items are partially offset by an increase in death benefits and an increase in interest credited due to an increase in the volume of annuity business in force. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to additional premiums collected as summarized in the “Other data” table above, totaled $8,806.0 million for the nine-month period in 2008 and $7,314.6 million for the 2007 period. These account values include values relating to index contracts totaling $4,687.4 million for 2008 and $4,003.8 million for 2007.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.87% for the nine-month period of 2008 and 3.70% for the 2007 period. See the “Segment Information” section that follows for additional details on our spreads.
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
The increases in amortization of deferred sales inducements are primarily due to the impact of changes in unrealized gains and losses on derivatives and additional capitalization of costs incurred with new sales. Deferred sales inducements on interest sensitive and index products totaled $396.6 million at September 30, 2008 and $293.6 million at September 30, 2007. The impact of the change in unrealized gains and losses on derivatives is detailed in the “Net income applicable to common stock” section above.

FBL Financial Group, Inc.	September 30, 2008
Traditional Life Insurance Benefits

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$23,353	$21,595	$73,207	$69,676
Increase in traditional life future policy benefits	11,084	8,840	33,511	28,069
Distributions to participating policyholders	4,813	4,866	15,106	16,114

Total	$39,250	$35,301	$121,824	$113,859

Traditional life insurance policy benefits increased 11.2% in the third quarter of 2008 to $39.3 million and 7.0% in the nine months ended September 30, 2008 to $121.8 million. In the third quarter of 2008, traditional death benefits increased 14.5% to $14.7 million and surrenders decreased 2.1% to $7.8 million. For the nine-month period of 2008, death benefits increased 18.6% to $45.7 million and surrenders decreased 10.6% to $24.8 million. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. In addition, in the first quarter of 2008, traditional life future policy benefits increased $0.8 million relating to a change in reserve estimate. Distributions to participating policyholders decreased due to reductions in our dividend crediting rates during the second quarter of 2008. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, Acquisition and Insurance Expenses

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,280	$3,455	$9,849	$10,507
Amortization of deferred policy acquisition costs	27,556	12,456	74,741	61,037
Amortization of value of insurance in force acquired	912	1,008	1,979	3,008
Other underwriting, acquisition and insurance expenses, net of deferrals	18,928	19,279	57,790	55,290

Total	$50,676	$36,198	$144,359	$129,842

Underwriting, acquisition and insurance expenses increased 40.0% for the third quarter of 2008 to $50.7 million and 11.2% for the nine months ended September 30, 2008 to $144.4 million. Amortization of deferred policy acquisition costs increased in the third quarter primarily due the impact of an increase in the volume of business in force resulting primarily from direct sales from our EquiTrust Life distribution channel and the impact of unrealized gains/losses on derivatives, partially offset by the impact of realized/unrealized gains and losses on investments. Amortization of deferred policy acquisition costs relating to our EquiTrust Life distribution channel, excluding the impact of gains and losses on investments and derivatives totaled $10.7 million in the third quarter of 2008 and $30.5 million for the nine-month period, compared to $6.2 million in the third quarter of 2007 and $17.1 million for that nine-month period.
Amortization of value of insurance in force acquired decreased $1.0 million for the nine-month periods ended September 30, 2008 primarily due to the impact of realized/unrealized gains and losses on investments as discussed in the “Net income applicable to common stock” section above and the impact of updating the amortization model in 2008 for the volume of business in force. The 4.5% increase in other underwriting, acquisition and insurance expenses for the nine-month period is primarily due to a $2.3 million increase in salaries and benefits and $1.3 million increase in software amortization. These items were partially offset by a loss on the sale of a fixed asset in 2007.

FBL Financial Group, Inc.	September 30, 2008
Interest expense increased 9.2% to $13.4 million for the nine months ended September 30, 2008. The increase is due to an increase in our long-term debt. The average debt outstanding increased to $317.4 million for the nine months ended September 30, 2008, compared to $289.7 million for the 2007 period due to the issuance of Senior Notes in March 2007. Interest expense for the remainder of 2008 will be impacted by $34.0 million in additional debt that was issued in September 2008 and the issuance of $100.0 million in notes as discussed in the subsequent event section that follows.
Income taxes expense was $4.9 million in the third quarter of 2008 and provided a benefit of $2.6 million for the nine months ended September 30, 2008. The effective tax rate was 30.6% for the third quarter of 2008 and 33.1% for the 2007 period. The effective tax rate was 161.6% for the nine months ended September 30, 2008, and 33.68% for the 2007 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain. Permanent differences have a greater impact on the effective rates in 2008 due to realized losses on investments reducing the size of the income or loss for the period relative to the size of the permanent differences.
Equity income net of related income taxes totaled less than $0.1 million for the third quarter of 2008 and for the nine months ended September 30, 2008, compared to $0.5 million for the third quarter of 2007 and $1.1 million for the nine months ended September 30, 2007. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended September 30, 2008 and 2007 represents net income excluding, as applicable, the impact of:
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

FBL Financial Group, Inc.	September 30, 2008
Reconciliation of Net Income to Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$11,216	$16,499	$1,079	$74,456
Net impact of operating income adjustments*	7,456	7,927	53,789	(3,732)
Income taxes on operating income	8,964	12,462	26,352	35,406

Pre-tax operating income	$27,636	$36,888	$81,220	$106,130

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$5,865	$6,665	$20,721	$24,240
Traditional Annuity – Independent Distribution	10,539	10,779	27,229	30,413
Traditional and Universal Life Insurance	13,640	15,114	37,468	42,725
Variable	(510)	4,381	2,338	10,412
Corporate and Other	(1,898)	(51)	(6,536)	(1,660)

	$27,636	$36,888	$81,220	$106,130

*	See the “Net income applicable to common stock” section above for additional details on operating income adjustments.
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$213	$276	$819	$852
Net investment income	36,634	35,664	107,842	109,406
Derivative income (loss)	(1,081)	1,056	(2,196)	2,127

	35,766	36,996	106,465	112,385
Benefits and expenses	29,901	30,331	85,744	88,145

Pre-tax operating income	$5,865	$6,665	$20,721	$24,240

Other data
Annuity premiums collected, direct	$73,667	$27,848	$183,440	$99,927
Policy liabilities and accruals, end of period			2,330,364	2,219,365

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.97%	6.47%
Weighted average interest crediting rate/index costs			4.09%	4.37%

Spread			1.88%	2.10%

Individual traditional annuity withdrawal rate			3.2%	5.6%
Pre-tax operating income for the Exclusive Annuity segment decreased 12.0% in the third quarter of 2008 to $5.9 million and 14.5% in the nine months ended September 30, 2008 to $20.7 million primarily due to less income on our interest rate swaps, partially offset by reducing crediting rates during 2007 and 2008. In addition, net investment income for the nine-month period includes $0.5 million in 2008 compared to $3.0 million in 2007 in fee income from bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities. The weighted average yield on cash and invested assets was negatively impacted for the nine-month period by reinvestment rates being lower than the yield on investments maturing or being paid down.

FBL Financial Group, Inc.	September 30, 2008
The weighted average yield also includes the impact of our interest rate swap program. Income from these swaps was netted against interest credited through March 31, 2007, but included in derivative income (loss) starting in the second quarter of 2007. Operating income (loss) from these swaps for the nine-months ended September 30, 2008 totaled ($2.0) million in 2008 compared to $3.1 million in the 2007 period. Also contributing to the decrease in spreads is a shift of business to a new money product that has a short guaranteed interest period and lower spread target. Effective March 1, 2008, we decreased the interest crediting rate on a significant portion of our annuity portfolio 30 basis points in reaction to the decline in portfolio yield. However, certain other products have reached the minimum guarantee crediting rates, which also contributes to the decrease in spreads.
Premiums collected increased 83.6% in the nine months ended September 30, 2008 period to $183.4 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2008 is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. We also believe this favorable competitive environment resulted in fewer surrenders, therefore decreasing the withdrawal rate.
Traditional Annuity — Independent Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$8,754	$5,133	$21,684	$14,067
Net investment income	103,273	78,337	288,644	222,901
Derivative income (loss)	(23,529)	27,201	(62,494)	39,252

	88,498	110,671	247,834	276,220
Benefits and expenses	77,959	99,892	220,605	245,807

Pre-tax operating income	$10,539	$10,779	$27,229	$30,413

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$348,886	$275,866	$848,023	$407,083
Index annuities	147,229	213,254	512,985	657,449
Annuity premiums collected, assumed	397	663	2,171	2,729
Policy liabilities and accruals, end of period.			7,729,036	6,380,691

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.88	% 5.81%
Weighted average interest crediting rate/index cost			3.77	% 3.44%

Spread			2.11	% 2.37%

Individual traditional annuity withdrawal rate.			6.7	% 5.2%
Pre-tax operating income for the Independent Annuity segment decreased 2.2% in the third quarter of 2008 to $10.5 million and 10.5% to $27.2 million in the nine months ended September 30, 2008. The decreases are primarily attributable to a reduction in spread on assumed business, partially offset by increased volume of business in force. In addition, the nine month period was impacted by unlocking and income (loss) from bond calls, tender offers, mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaling ($0.8) million for the nine-month period in 2008 and $0.4 million in the 2007 period. The volume of business in force increased primarily due to the growth of our EquiTrust Life distribution channel and lower short-term market interest rates making certificates of deposits and other short-term investments less attractive in relation to our traditional annuity products. The number of individual licensed independent agents increased to 23,651 at

FBL Financial Group, Inc.	September 30, 2008
September 30, 2008, from 18,902 at September 30, 2007. The average aggregate account value for annuity contracts in force in the Independent Annuity segment for the nine-month period totaled $7,173.3 million for 2008 and $5,745.9 million for 2007.
The increases in interest sensitive and index product charges in the 2008 periods are due to an increase in surrender charges. Surrender charges increased due to increases in surrenders relating to growth in the volume and aging of business in force. The increases in net investment income are attributable to growth in invested assets, primarily due to net premium inflows and an increase in average yield earned, partially offset by the reduction in income from fee income as noted above. The change in derivative income (loss) is due to a reduction in proceeds from call option settlements and an increase in the cost of money for options as discussed under “Derivative income (loss)” above. Call option settlements in 2008 decreased $46.4 million for the third quarter and $81.6 million for the nine-month period due to depreciation in the underlying indices. The cost of money for call options increased $4.4 million in the third quarter of 2008 and $20.2 million for the nine-month period, primarily due to an increase in the business in force and an increase in the cost of options purchased.
Benefits and expenses for the 2008 periods decreased due a reduction in index credits, partially offset by the impact of growth in the volume of business in force. Index credits decreased $45.3 million in the third quarter of 2008 and $81.1 million in the nine months ended September 30, 2008 primarily due to the decline in the underlying indices. The impact of unlocking adjustments increased amortization of deferred policy acquisition costs and deferred sales inducements $0.8 million for the nine-month period of 2008, compared to a decrease of $1.9 million for the 2007 period.
The weighted average yield on cash and invested assets increased primarily due to the impact of an increase in market investment rates, partially offset by the reduction in fee income described above. The weighted average crediting rate increased for the 2008 period due to the sale of products with higher crediting rates and increases in option costs. The decrease in spread is primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio. The increase in the withdrawal rate is believed to be attributable to the aging of the business in force.
Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,229	$12,296	$35,431	$34,723
Traditional life insurance premiums and other income	36,263	34,751	111,172	108,263
Net investment income	36,060	35,326	107,529	108,482

	84,552	82,373	254,132	251,468
Benefits and expenses	70,912	67,259	216,664	208,743

Pre-tax operating income	$13,640	$15,114	$37,468	$42,725

Other data
Life premiums collected, net of reinsurance	$49,779	$47,926	$151,644	$147,732
Policy liabilities and accruals, end of period			2,213,136	2,152,642
Direct life insurance in force, end of period (in millions)			34,994	32,528

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.49%	6.68%
Weighted average interest crediting rate			4.44%	4.37%

Spread			2.05%	2.31%

FBL Financial Group, Inc.	September 30, 2008
Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 9.8% in the third quarter of 2008 to $13.6 million and 12.3% in the nine-month period of 2008 to $37.5 million. The decreases for the 2008 periods are primarily attributable to higher death benefits and a reduction in prepayment fee income, partially offset by higher traditional life insurance premiums and a decrease amortization of deferred policy acquisition costs.
Net investment income was negatively impacted by reinvestment rates being lower than the yield on investments maturing or being paid down. In addition, net investment income includes fee income from bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities totaling $1.6 million for the nine months ended September 30, 2008 and $2.5 million for the 2007 period.
Death benefits in excess of reserves released for the nine-months of 2008 increased 16.0% to $69.0 million, due to a record number of death claims reported in the first quarter and higher average face amounts on paid claims. Amortization of deferred policy acquisition costs decreased $1.7 million for the three months in 2008 and $1.5 million for the nine-month period primarily due to lower profits in the 2008 periods and the impact of unlocking.
Premiums collected increased 3.9% to $49.8 million for the third quarter and 2.6% to $151.6 million for the nine months ended September 30, 2008 primarily due to increased sales of universal life and term life business by our exclusive Farm Bureau agency force.
The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above. The increase in weighted average interest crediting rate is primarily due to an increase in credited rates on assumed business.
Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$11,735	$11,424	$36,236	$34,413
Net investment income	3,565	3,330	10,544	10,306
Other income	486	573	1,502	2,731

	15,786	15,327	48,282	47,450
Benefits and expenses	16,296	10,946	45,944	37,038

Pre-tax operating income (loss)	$(510)	$4,381	$2,338	$10,412

Other data
Variable premiums collected, net of reinsurance	$30,943	$41,109	$111,737	$133,599
Policy liabilities and accruals, end of period.			249,338	228,520
Separate account assets, end of period			718,501	865,557
Direct life insurance in force, end of period (in millions)			7,756	7,779
Pre-tax operating income (loss) for the Variable segment decreased 111.6% to ($0.5) million for the third quarter and 77.5% to $2.3 million for the nine-month period primarily due to an increase in death benefits and amortization of deferred policy acquisition costs, partially offset by an increase in interest sensitive product charges. In addition, for the nine-month period, other income decreased $1.2 million primarily due to the recognition of non-recurring contingent administrative fee income from alliance partners in 2007.
Cost of insurance charges, which is included in interest sensitive product charges, increased 5.4% to $22.1 million in the nine months in 2008 primarily due to the impact of the aging of business in force. Death benefits increased 55.8% to $12.5 million in the nine-months ended September 30, 2008 primarily due to an increase in the number and average size of claims reported. Amortization of deferred policy acquisition costs increased $3.6 million for the nine-months ended September 30, 2008 due to the impact of negative separate account performance in 2008 and updating the amortization model for the current volume of business in force, which decreased amortization in the

FBL Financial Group, Inc.	September 30, 2008
2007 period. These increases in amortization were partially offset by the impact of unlocking and lower profits in 2008.
Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Net investment income	$2,356	$4,359	$7,996	$10,465
Other income	6,055	5,940	17,712	17,324

	8,411	10,299	25,708	27,789
Interest expense	4,464	4,437	13,363	12,236
Benefits and other expenses	5,992	6,743	18,979	18,906

	(2,045)	(881)	(6,634)	(3,353)
Minority interest	15	2	31	(3)
Equity income, before tax	132	828	67	1,696

Pre-tax operating loss	$(1,898)	$(51)	$(6,536)	$(1,660)

Pre-tax operating loss increased $1.8 million for the third quarter of 2008 and $4.9 million for the nine-month period. Net investment income decreased 46.0% for the third quarter to $2.4 million and 23.6% for the nine-month period to $8.0 million due to a decrease in invested assets that were transferred to meet the capital needs of other operating segments and a decrease in short-term interest rates. In addition, for the nine-month period, interest expense increased 9.2% to $13.4 million due to an increase in our average debt outstanding resulting from the Senior Notes offering in the second quarter of 2007. The changes in other income and expense are primarily due to operating results of our non-insurance subsidiaries. The changes in equity income are discussed in the “Equity income” section above.
Subsequent Event-Issuance of Debt
As discussed under Liabilities and in Note 3 to consolidated financial statements, we increased the borrowings on our outstanding line of credit $14.0 million in the third quarter of 2008. We also issued a $20.0 million note payable to our affiliate, Farm Bureau Mutual. In November 2008 we issued 9.25% notes payable to affiliates totaling $100.0 million that mature in November 2011. One note for $75.0 million was issued to Farm Bureau Mutual and a $25.0 million note was issued to a nominee of the Iowa Farm Bureau Federation, our majority shareholder. A portion of the proceeds from these notes has been used to repay the $20.0 million note payable that was borrowed from Farm Bureau Mutual.
Financial Condition
Investments
Our total investment portfolio increased 1.7% to $11,257.8 million at September 30, 2008 compared to $11,067.1 million at December 31, 2007. This increase is primarily the result of net cash received from interest sensitive and index products, partially offset by the impact of an increase in net unrealized depreciation on fixed maturity securities classified as available for sale and a decrease in the value of our derivatives. Net unrealized depreciation of fixed maturity securities increased $829.0 million during the nine months of 2008 to a net unrealized loss of $969.4 million at September 30, 2008, principally due to the impact of a general widening of credit spreads (difference between bond yields and risk-free interest rates), partially offset by a decrease in risk-free interest rates and write downs for other-than-temporary impairments recorded during the first nine months of 2008. We believe credit spreads widened primarily due to the continued deterioration of the U.S. housing market, tightened lending conditions and the decreased liquidity in the market. In addition, there is an increased likelihood of a U.S. recession which has caused significant market strain. Early steps taken by the government to stabilize the financial system have proven ineffective and pressures on the financial system continued to build throughout the third quarter. Details regarding the investment impairments are discussed in the “Realized/unrealized gain (losses) on

FBL Financial Group, Inc.	September 30, 2008
investments” section under “Results of Operations.” Additional details regarding securities in an unrealized loss position at September 30, 2008 are included in the discussion that follows.
Internal investment professionals manage our investment portfolio. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.
Investment Portfolio Summary

	September 30, 2008		December 31, 2007
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities — available for sale:
Public	$7,945,634	70.6%	$7,866,990	71.1%
144A private placement	1,288,123	11.4	1,318,181	11.9
Private placement	403,390	3.6	337,421	3.0

Total fixed maturities — available for sale	9,637,147	85.6	9,522,592	86.0
Equity securities	11,263	0.1	23,633	0.2
Mortgage loans on real estate	1,316,905	11.7	1,221,573	11.0
Derivative instruments	17,342	0.2	43,918	0.4
Investment real estate	2,559	—	2,559	—
Policy loans	181,187	1.6	179,490	1.6
Other long-term investments	1,300	—	1,300	—
Short-term investments	90,094	0.8	72,005	0.8

Total investments	$11,257,797	100.0%	$11,067,070	100.0%

As of September 30, 2008, 96.3% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2008, the investment in non-investment grade debt was 3.7% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.
Credit Quality, by NAIC Designation and Standard & Poor’s (S&P) Rating Equivalents

		September 30, 2008		December 31, 2007
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,942,917	61.7%	$6,056,231	63.6%
2	BBB	3,335,108	34.6	3,100,795	32.6

	Total investment grade	9,278,025	96.3	9,157,026	96.2
3	BB	248,645	2.6	264,070	2.7
4	B	56,246	0.6	64,700	0.7
5	CCC, CC, C	52,543	0.5	36,314	0.4
6	In or near default	1,688	—	482	—

	Total below investment grade	359,122	3.7	365,566	3.8

	Total fixed maturities — available for sale	$9,637,147	100.0%	$9,522,592	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

FBL Financial Group, Inc.	September 30, 2008
Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2008
		Carrying		Carrying
		Value of		Value of
		Securities		Securities with
	Total	with Gross		Gross	Gross
	Carrying	Unrealized	Gross	Unrealized	Unrealized
	Value	Gains	Unrealized Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,611,865	$179,405	$8,263	$1,432,460	$(327,862)
Manufacturing	1,262,560	242,656	6,143	1,019,904	(110,344)
Mining	507,904	67,368	2,643	440,536	(38,482)
Retail trade	113,262	31,108	1,323	82,154	(8,883)
Services	195,863	27,302	617	168,561	(13,992)
Transportation	169,160	55,911	3,862	113,249	(17,534)
Utilities	1,311,165	258,931	11,666	1,052,234	(98,294)
Other	120,982	20,087	246	100,895	(8,172)

Total corporate securities	5,292,761	882,768	34,763	4,409,993	(623,563)
Mortgage and asset-backed securities	2,689,531	654,872	13,072	2,034,659	(334,711)
United States Government and agencies.	301,279	162,808	5,799	138,471	(4,094)
State, municipal and other governments	1,353,576	416,133	9,864	937,443	(70,547)

Total	$9,637,147	$2,116,581	$63,498	$7,520,566	$(1,032,915)

	December 31, 2007
		Carrying		Carrying
		Value of		Value of
		Securities		Securities with
	Total	with Gross	Gross	Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,826,956	$720,244	$25,480	$1,106,712	$(91,717)
Manufacturing	1,089,836	582,073	23,726	507,763	(31,703)
Mining	434,459	265,921	10,149	168,538	(7,738)
Retail trade	115,178	71,302	4,391	43,876	(3,336)
Services	171,913	108,239	4,818	63,674	(3,550)
Transportation	187,513	93,600	6,266	93,913	(5,460)
Utilities	1,115,319	640,827	26,962	474,492	(19,599)
Other	88,206	50,289	1,265	37,917	(1,711)

Total corporate securities	5,029,380	2,532,495	103,057	2,496,885	(164,814)
Mortgage and asset-backed securities	2,685,973	955,176	16,052	1,730,797	(102,631)
United States Government and agencies.	554,340	405,936	8,454	148,404	(4,524)
State, municipal and other governments	1,252,899	723,326	19,118	529,573	(15,106)

Total	$9,522,592	$4,616,933	$146,681	$4,905,659	$(287,075)

FBL Financial Group, Inc.	September 30, 2008
Credit Quality of the Available-For-Sale Fixed Maturity Securities with Unrealized Losses

		September 30, 2008
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$4,439,395	59.0%	$(631,569)	61.2%
2	BBB	2,801,610	37.3	(327,788)	31.7

	Total investment grade	7,241,005	96.3	(959,357)	92.9
3	BB	196,779	2.6	(33,821)	3.2
4	B	49,335	0.7	(18,208)	1.8
5	CCC, CC, C	33,447	0.4	(21,529)	2.1
6	In or near default	—	—	—	—

	Total below investment grade	279,561	3.7	(73,558)	7.1

	Total	$7,520,566	100.0%	$(1,032,915)	100.0%

		December 31, 2007
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,113,384	63.5%	$(172,016)	59.9%
2	BBB	1,605,652	32.7	(89,572)	31.2

	Total investment grade	4,719,036	96.2	(261,588)	91.1
3	BB	130,043	2.7	(13,533)	4.7
4	B	26,633	0.5	(5,335)	1.9
5	CCC, CC, C	29,947	0.6	(6,619)	2.3
6	In or near default	—	—	—	—

	Total below investment grade	186,623	3.8	(25,487)	8.9

	Total	$4,905,659	100.0%	$(287,075)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	September 30, 2008
	Number of	Amortized	Gross Unrealized	Carrying
	Issuers	Cost	Losses	Value
	(Dollars in thousands)
Three months or less	236	$1,374,331	$(54,096)	$1,320,235
Greater than three months to six months	294	1,726,644	(89,350)	1,637,294
Greater than six months to nine months	153	1,116,596	(124,422)	992,174
Greater than nine months to twelve months	52	430,103	(76,274)	353,829
Greater than twelve months	438	3,905,807	(688,773)	3,217,034

Total		$8,553,481	$(1,032,915)	$7,520,566

	December 31, 2007
	Number of	Amortized	Gross Unrealized	Carrying
	Issuers	Cost	Losses	Value
	(Dollars in thousands)
Three months or less	82	$571,263	$(14,014)	$557,249
Greater than three months to six months	33	207,506	(12,992)	194,514
Greater than six months to nine months	143	1,012,268	(62,549)	949,719
Greater than nine months to twelve months	58	300,857	(14,218)	286,639
Greater than twelve months	375	3,100,840	(183,302)	2,917,538

Total		$5,192,734	$(287,075)	$4,905,659

FBL Financial Group, Inc.	September 30, 2008
Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	September 30, 2008		December 31, 2007
	Carrying Value of		Carrying Value of
	Securities with	Gross	Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$43,773	$(1,133)	$4,697	$(2)
Due after one year through five years	632,657	(61,189)	206,405	(10,436)
Due after five years through ten years	2,379,883	(276,338)	1,205,663	(66,342)
Due after ten years	2,401,450	(355,688)	1,747,686	(106,075)

	5,457,763	(694,348)	3,164,451	(182,855)
Mortgage and asset-backed securities	2,034,659	(334,711)	1,730,797	(102,631)
Redeemable preferred stock	28,144	(3,856)	10,411	(1,589)

Total	$7,520,566	$(1,032,915)	$4,905,659	$(287,075)

Included in the above table are 1,451 securities from 901 issuers at September 30, 2008 and 863 securities from 538 issuers at December 31, 2007. The following summarizes the details describing the more significant unrealized losses by investment category as of September 30, 2008.
Corporate securities: The unrealized losses on corporate securities totaled $623.6 million, or 60.4% of our total unrealized losses. The largest losses were in the financial services sector ($1,432.5 million carrying value and $327.9 million unrealized loss). The largest unrealized losses in the financial services sector were in the depository institutions sector ($380.9 million carrying value and $125.8 million unrealized loss) and the holding and other investment offices sector ($540.6 million carrying value and $117.1 million unrealized loss). The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets held by domestic and foreign banks. The majority of unrealized losses in the holding and other investment offices sector are commercial real estate investment trust bonds and synthetic collateralized debt obligations. The unrealized losses in the real estate investment trust bonds are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets. The unrealized losses in the synthetic collateralized debt obligations are due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. The collateralized debt obligations could withstand more defaults without incurring any principal defaults on our issues.
The manufacturing sector ($1,019.9 million carrying value and $110.3 million unrealized loss) had a concentration of losses in the paper and allied products sector ($87.9 million carrying value and $26.7 million unrealized loss), the transportation equipment sector ($88.0 million carrying value and $12.8 million unrealized loss) and the food and related products sector ($148.0 million carrying value and $10.9 million unrealized loss). The unrealized losses in these three sectors are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors, including utilities, are also primarily attributable to spread widening due to a decrease in market liquidity, an increase in market volatility and concerns about the general health of the economy. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $334.7 million, or 32.4% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and other risky mortgages. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Details regarding the composition of our mortgage and asset-backed securities, including our limited exposure to subprime loans, are provided later in this section. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

FBL Financial Group, Inc.	September 30, 2008
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $4.1 million, or 0.4% of our total unrealized losses, and were caused by spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in market value is attributable to increases in general market spreads and market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.
State municipal and other governments: The unrealized losses on state, municipal and other governments totaled $70.5 million, or 6.8% of our total unrealized losses, and were primarily caused by general spread widening and concerns regarding the stability of the credit quality of the monoline bond insurers. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Additional details regarding the composition of our municipal bond portfolio are provided later in this section. Because the decline in market value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $15.7 million at September 30, 2008. The $15.7 million unrealized loss is from one AAA rated security, which is a synthetic collateralized debt obligation backed by investment grade credit default swaps. This security has been impacted by the loss of market liquidity and spread widening. We have the ability and intent to hold this security until a recovery of fair value, which may be maturity and therefore, do not consider it to be other-than-temporarily impaired at September 30, 2008. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $62.4 million at September 30, 2008. The $62.4 million unrealized loss from one issuer relates to 21 different securities that are backed by different pools of residential mortgage loans. All 21 securities are rated investment grade and the largest unrealized loss on any one security totaled $5.6 million at September 30, 2008.
Excluding mortgage and asset-backed securities and one collateralized debt obligation that was impaired during 2008 (see discussion that follows), our largest exposure to securities from any one issuer had an aggregate unrealized loss of $4.5 million at December 31, 2007. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $17.9 million at December 31, 2007. The $17.9 million unrealized loss from one issuer relates to 14 different securities that are backed by different pools of residential mortgage loans. All 14 securities are rated investment grade and the largest unrealized loss on any one security totaled $5.9 million at December 31, 2007.

FBL Financial Group, Inc.	September 30, 2008
Available-For-Sale Fixed Maturity Securities by Contractual Maturity

	September 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Due in one year or less	$101,856	$101,581	$63,476	$63,980
Due after one year through five years	1,107,528	1,057,979	881,754	895,729
Due after five years through ten years	2,992,361	2,728,701	2,441,018	2,411,240
Due after ten years	3,348,000	3,013,401	3,470,968	3,432,672

	7,549,745	6,901,662	6,857,216	6,803,621
Mortgage and asset-backed securities	3,011,170	2,689,531	2,772,552	2,685,973
Redeemable preferred stocks	45,649	45,954	33,218	32,998

Total	$10,606,564	$9,637,147	$9,662,986	$9,522,592

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Mortgage and other asset-backed securities comprised 27.9% at September 30, 2008 and 28.2% at December 31, 2007 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	September 30, 2008
Mortgage and Asset-Backed Securities by Type at September 30, 2008

				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,242,280	$1,270,557	$1,083,584	11.3%
Pass-through	224,281	224,690	224,291	2.3
Planned and targeted amortization class	501,033	506,618	461,133	4.8
Other	40,198	40,296	33,058	0.3

Total residential mortgage-backed securities	2,007,792	2,042,161	1,802,066	18.7
Commercial mortgage-backed securities	802,795	820,835	729,226	7.6
Other asset-backed securities	200,583	267,132	158,239	1.6

Total mortgage and asset-backed securities	$3,011,170	$3,130,128	$2,689,531	27.9%

Mortgage and Asset-Backed Securities by Type at December 31, 2007

				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,186,016	$1,211,070	$1,153,555	12.1%
Pass-through	199,854	200,024	200,900	2.1
Planned and targeted amortization class.	479,194	484,620	473,094	5.0
Other	40,704	40,798	36,521	0.4

Total residential mortgage-backed securities	1,905,768	1,936,512	1,864,070	19.6
Commercial mortgage-backed securities	578,510	578,416	570,057	6.0
Other asset-backed securities	288,274	289,173	251,846	2.6

Total mortgage and asset-backed securities	$2,772,552	$2,804,101	$2,685,973	28.2%

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

FBL Financial Group, Inc.	September 30, 2008
from Alt-A to prime of securities from the 2003 origination year that had a market value of $167.4 million at December 31, 2007.
Our direct exposure to the Alt-A home equity and subprime first-lien loan sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We do not own any direct investments in subprime lenders or adjustable rate mortgages.
Mortgage and Asset-Backed Securities by Collateral Type

	September 30, 2008			December 31, 2007
			Percent			Percent
	Amortized	Carrying	of Fixed	Amortized	Carrying	of Fixed
	Cost	Value	Maturities	Cost	Value	Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$552,043	$553,018	5.7%	$423,831	$427,097	4.5%
Prime	1,076,606	954,424	9.9	1,098,484	1,068,460	11.2
Alt-A	526,068	408,240	4.2	611,399	561,443	5.9
Subprime	30,136	22,650	0.2	30,146	29,259	0.3
Commercial mortgage	802,795	729,226	7.6	578,510	570,057	6.0
Non-mortgage	23,522	21,973	0.3	30,182	29,657	0.3

Total	$3,011,170	$2,689,531	27.9%	$2,772,552	$2,685,973	28.2%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.
Residential Mortgage-Backed Securities by Collateral Type and Origination Year at September 30, 2008

	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2008	$58,330	$58,838	$—	$—	$58,330	$58,838
2007	120,434	116,809	60,258	38,912	180,692	155,721
2006	118,667	108,664	22,435	11,723	141,102	120,387
2005	27,581	26,471	—	—	27,581	26,471
2004 and prior	1,280,458	1,180,447	319,629	260,202	1,600,087	1,440,649

Total	$1,605,470	$1,491,229	$402,322	$310,837	$2,007,792	$1,802,066

Residential Mortgage-Backed Securities by Collateral Type and Origination Year at December 31, 2007

	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2007	$100,400	$101,344	$60,235	$58,313	$160,635	$159,657
2006	94,081	94,749	22,438	19,361	116,519	114,110
2005	29,200	29,446	—	—	29,200	29,446
2004 and prior	1,275,024	1,247,272	324,390	313,585	1,599,414	1,560,857

Total	$1,498,705	$1,472,811	$407,063	$391,259	$1,905,768	$1,864,070

(1)	Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (78% in 2008 and 2007). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (32% in 2008 and 2007) and MBIA Insurance Corporation (25% in 2008 and 2007). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.

FBL Financial Group, Inc.	September 30, 2008
Residential Mortgage-Backed Securities by Rating

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
AAA	$1,764,998	97.9%	$1,864,039	100.0%
AA	17,850	1.0	31	—
A	19,218	1.1	—	—

Total	$1,802,066	100.0%	$1,864,070	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	September 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$197,638	$196,622	$—	$—
2007	194,206	158,847	186,701	187,027
2006	170,500	148,843	146,924	143,523
2005	57,565	49,286	52,273	45,022
2004 and prior	182,886	175,628	192,612	194,485

Total	$802,795	$729,226	$578,510	$570,057

Commercial Mortgage-Backed Securities by Rating

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
GNMA	$368,851	50.6%	$196,042	34.4%
FNMA	15,199	2.1	16,407	2.9
AAA	309,048	42.4	316,423	55.5
AA	17,095	2.3	19,636	3.4
A	17,233	2.4	21,549	3.8
B	1,800	0.2	—	—

Total	$729,226	100.0%	$570,057	100.0%

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
Other Asset-Backed Securities by Collateral Type and Origination Year at September 30, 2008

	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost (1)	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,990	$5,890	$17,444	$9,703	$—	$—	$6,882	$5,677	$34,316	$21,270
2006	9,729	6,779	67,970	52,707	—	—	—	—	77,699	59,486
2005	—	—	26,655	24,803	30,136	22,650	—	—	56,791	47,453
2004 and prior	3,460	3,544	11,677	10,190	—	—	16,640	16,296	31,777	30,030

Total	$23,179	$16,213	$123,746	$97,403	$30,136	$22,650	$23,522	$21,973	$200,583	$158,239

FBL Financial Group, Inc.	September 30, 2008
Other Asset-Backed Securities by Collateral Type and Origination Year at December 31, 2007

	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost (1)	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,995	$9,172	$30,979	$27,501	$—	$—	$6,861	$6,908	$47,835	$43,581
2006	9,746	9,659	135,575	106,534	—	—	—	—	145,321	116,193
2005	—	—	26,937	25,719	30,146	29,259	—	—	57,083	54,978
2004 and prior	3,869	3,915	10,845	10,430	—	—	23,321	22,749	38,035	37,094

Total	$23,610	$22,746	$204,336	$170,184	$30,146	$29,259	$30,182	$29,657	$288,274	$251,846

(1)	Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (38% in 2008 and 63% in 2007) and AMBAC Assurance Corporation (32% in 2008 and 17% in 2007). Insurance on 2007 Alt-A issues is provided by AMBAC Assurance Corporation (57% in 2008 and 32% in 2007), MBIA Insurance Corporation (28% in 2008 and 16% in 2007) and Financial Guaranty Insurance Co. (14% in 2008 and 48% in 2007). The 2006 and 2007 Government & Prime issues are 100% insured by AMBAC Assurance Corporation (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on investments with collateral originating prior to 2006.
Other Asset-Backed Securities by Rating

	September 30, 2008		December 31, 2007
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
AAA	$76,025	48.0%	$226,282	89.9%
AA	30,380	19.2	13,621	5.4
A	17,735	11.2	3,085	1.2
BBB	27,313	17.3	8,858	3.5
BB	—	—	—	—
B	6,786	4.3	—	—

Total	$158,239	100.0%	$251,846	100.0%

The mortgage and asset-backed portfolios also include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At September 30, 2008, the market value of our insured mortgage and asset-backed holdings totaled $99.2 million, or 3.7% of our mortgage and asset-backed portfolios and 1.0% of our total fixed income portfolio. The amortized cost of these insured holdings decreased 33.0% from December 31, 2007 primarily due to taking write downs for other-than-temporary impairments on a portion of other asset-backed securities wrapped by Financial Guarantee Insurance Co. (FGIC). During the second quarter of 2008, FGIC was downgraded by two rating agencies, homeowner delinquencies increased and collateral backing these issues declined, increasing the probability that these securities may experience a cash flow shortfall.
We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at September 30, 2008 because we do not have reason to believe that those guarantees, if needed, will not be honored. In addition, we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity. We do not directly own any fixed income or equity investments in monoline bond insurers.

FBL Financial Group, Inc.	September 30, 2008
Residential Mortgage Backed Securities and Other Asset Backed Securities by Insurance

		September 30, 2008			December 31, 2007
	Insurers'	Residential	Other	Total	Residential	Other	Total
	S&P	Mortgage-	Asset-	Carrying	Mortgage-	Asset-	Carrying
	Rating(A)	Backed	Backed	Value	Backed	Backed	Value
	(Dollars in thousands)
Insured:
AMBAC Assurance Corporation	AA	$—	$22,686	$22,686	$—	$39,510	$39,510
Assured Guaranty Ltd.	AAA	13,590	—	13,590	18,773	—	18,773
Financial Guaranty Insurance Co.	BB	—	31,494	31,494	—	81,574	81,574
MBIA Insurance Corporation	AA	16,157	15,297	31,454	29,222	24,112	53,334

Total with insurance		29,747	69,477	99,224	47,995	145,196	193,191
Uninsured:
GNMA		180,197	—	180,197	172,291	—	172,291
FHLMC		242,257	3,384	245,641	121,373	3,914	125,287
FNMA		126,994	160	127,154	129,488	250	129,738
Other		1,222,871	85,218	1,308,089	1,392,923	102,486	1,495,409

Total		$1,802,066	$158,239	$1,960,305	$1,864,070	$251,846	$2,115,916

(A)	Rating in effect as of September 30, 2008
Collateralized debt obligation investments are included in the corporate securities portfolio. One collateralized debt obligation is partially backed by subprime mortgage and was written down during the first and second quarters of 2008 to the estimated fair value of $0.2 million. This security had an amortized cost of $10.0 million and fair value of $1.5 million at December 31, 2007. This security was sold during the third quarter for the estimated fair value of $0.2 million. Our other investments in collateralized debt obligations are backed by investment grade credit default swaps with no home equity exposure. These are rated AA or above with a carrying value totaling $14.6 million and unrealized loss of $37.4 million at September 30, 2008 and a carrying value of $42.1 million and unrealized loss of $9.9 million at December 31, 2007. The unrealized loss increased in 2008 primarily due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. All of these securities could withstand more defaults without incurring any principal defaults on our issues. We have the intent and ability to hold these investments until a recovery of fair value, which may be maturity, and therefore to do not consider them to be other-than-temporarily impaired at September 30, 2008.
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

FBL Financial Group, Inc.	September 30, 2008
State, Municipal and Other Government Holdings by Insurance and Rating at September 30, 2008

					Insured Bonds				Total Bonds
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA (1)	$177,698	51.7%	$212,147	21.0%	$4,000	0.4%	$389,845	28.8%	$181,698	13.4%
AA	120,823	35.1	642,600	63.6	346,650	34.3	763,423	56.4	467,473	34.5
A	14,717	4.3	124,928	12.4	370,541	36.7	139,645	10.3	385,258	28.5
BBB	28,940	8.4	17,215	1.7	56,073	5.6	46,155	3.4	85,013	6.3
BB	1,627	0.5	—	—	—	—	1,627	0.1	1,627	0.1
NR (2)	—	—	12,881	1.3	232,507	23.0	12,881	1.0	232,507	17.2

	$343,805	100.0%	$1,009,771	100.0%	$1,009,771	100.0%	$1,353,576	100.0%	$1,353,576	100.0%

State, Municipal and Other Government Holdings by Insurance and Rating at December 31, 2007

					Insured Bonds				Total Bonds by
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA (1)	$146,483	48.4%	$947,316	99.7%	$—	—%	$1,093,799	87.3%	$146,483	11.7%
AA	112,912	37.3	3,075	0.3	316,797	33.3	115,987	9.3	429,709	34.3
A	9,987	3.3	—	—	302,980	31.9	9,987	0.8	312,967	25.0
BBB	31,367	10.4	—	—	57,983	6.1	31,367	2.5	89,350	7.1
BB	1,759	0.6	—	—	—	—	1,759	0.1	1,759	0.1
NR (2)	—	—	—	—	272,631	28.7	—	—	272,631	21.8

	$302,508	100.0%	$950,391	100.0%	$950,391	100.0%	$1,252,899	100.0%	$1,252,899	100.0%

(1)	AAA uninsured bonds includes $62.3 million in 2008 and $47.2 million in 2007 of bonds with GNMA and/or FNMA collateral.

(2)	No formal public rating issued. Approximately 51% in 2008 and 53% in 2007 of the non-rated securities relate to military housing bonds, which we believe have an “A-” shadow rating; approximately 33% in 2008 and 31% in 2007 are revenue obligation bonds; and approximately 16% in 2008 and 2007 are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (64% in 2008 and 2007), Financial Security Assurance, Inc. (19% in 2008 and 18% 2007), MBIA Insurance Corporation (10% in 2008 and 11% in 2007), Financial Guaranty Insurance Co. (6% in 2008 and 2007) and other (1% in 2008 and 2007).
Equity securities totaled $11.3 million at June 30, 2008 and $23.6 million at December 31, 2007. Gross unrealized gains totaled $0.1 million and gross unrealized losses totaled $0.2 million at September 30, 2008. At December 31, 2007, gross unrealized gains totaled $1.3 million and gross unrealized losses totaled $0.1 million on these securities. Included in equity securities is our investment in American Equity Investment Life Holding Company which totaled $0.4 million at September 30, 2008 and $12.6 million at December 31, 2007.
Mortgage loans totaled $1,316.9 million at September 30, 2008 and $1,221.6 million at December 31, 2007. These mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent at September 30, 2008 or December 31, 2007.
New loans are generally $5 million to $20 million in size, with an average loan size of $5.5 million and an average loan term of 11 years. The majority of these loans amortize principal, with 7.8% that are interest only loans at September 30, 2008. At September 30, 2008, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 59% and the weighted average debt service coverage ratio was 1.57. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

FBL Financial Group, Inc.	September 30, 2008
Mortgage Loans by Collateral Type

	September 30, 2008		December 31, 2007
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Office	$443,118	33.6%	$426,005	34.9%
Retail	442,739	33.6	386,506	31.6
Industrial	401,046	30.5	373,449	30.6
Other	30,002	2.3	35,613	2.9

Total	$1,316,905	100.0%	$1,221,573	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2008		December 31, 2007
	Mortgage Loan	Percent of	Mortgage Loan	Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$338,737	25.7%	$284,872	23.3%
East North Central	262,822	20.0	242,899	19.9
Pacific	232,988	17.7	228,366	18.7
West North Central	154,269	11.7	158,538	13.0
Mountain	134,002	10.2	127,055	10.4
West South Central	65,918	5.0	69,739	5.7
Other	128,169	9.7	110,104	9.0

Total	$1,316,905	100.0%	$1,221,573	100.0%

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 9.3 years at September 30, 2008 and December 31, 2007. Based on calculations utilizing our fixed income analytical system, including our mortgage backed prepayment assumptions, the effective duration of our fixed maturity and mortgage loan portfolios was 6.5 at September 30, 2008 and 6.3 at December 31, 2007.
Collateral Related to Securities Lending and Other Transactions
We participate in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 102% of the market value of the loaned securities and at least 100% collateral be maintained through the period the securities are on loan. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the securities are on loan. The collateral is accounted for as a secured borrowing and is recorded as an asset on the consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheet with a market value of $66.9 million at September 30, 2008 and $179.5 million at December 31, 2007 were on loan under the program, and we were liable for cash collateral under our control totaling $70.3 million at September 30, 2008 and $185.3 million at December 31, 2007. As discussed under “Realized/unrealized Gains (Losses) on Investments” above, during the third quarter we recorded an other-than-temporary impairment for one security in the collateral fund totaling $1.5 million, which reduced the collateral held for securities lending. During the second quarter of 2008 we discontinued entering into any new securities lending agreements and we expect the existing loaned securities to decrease over the next twelve months as the underlying collateral matures.

FBL Financial Group, Inc.	September 30, 2008
Other Assets
Deferred policy acquisition costs increased 28.0% to $1,268.4 million and deferred sales inducements increased 24.3% to $399.2 million at September 30, 2008 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities and capitalization of costs incurred with new sales, partially offset by the impact of the change in net unrealized gains/losses on derivatives. The impact of the change in unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $279.8 million and deferred sales inducements $99.0 million during 2008. The impact of the change in net unrealized gain/losses on derivatives decreased deferred policy acquisition costs $23.7 million and deferred sales inducements $19.3 million during 2008. The change in unrealized appreciation/depreciation on fixed maturity securities totaling $829.0 million also contributed to the $175.2 million change in deferred income taxes from a liability of $28.2 million at December 31, 2007 to an asset of $147.0 million at September 30, 2008. Assets held in separate accounts decreased 16.7% to $718.5 million primarily due to unrealized losses on the underlying investment portfolios.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 9.4% to $12,592.2 million at September 30, 2008 primarily due to increases in the volume of business in force. Long-term debt increased 4.4% to $331.0 as we increased the borrowings on our outstanding line of credit $14.0 million in the third quarter of 2008. We also issued a $20.0 million note payable to our affiliate, Farm Bureau Mutual, which is due on December 29, 2008.
Stockholders’ Equity
Stockholders’ equity decreased 38.4%, to $555.9 million at September 30, 2008, compared to $902.9 million at December 31, 2007. This decrease is primarily attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities and dividends paid during 2008.
At September 30, 2008, common stockholders’ equity was $552.9 million, or $18.32 per share, compared to $899.9 million or $29.98 per share at December 31, 2007. Included in stockholders’ equity per common share is $12.50 at September 30, 2008 and $1.21 at December 31, 2007 attributable to accumulated other comprehensive loss.
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
We paid cash dividends on our common and preferred stock during the nine-month period totaling $11.3 million in 2008 and $10.7 million in 2007. Interest payments on our debt totaled $13.5 million for the nine months ended September 30, 2008 and $11.0 million for the 2007 period. It is anticipated quarterly cash dividend requirements for the remainder of 2008 will be $0.125 per common and $0.0075 per Series B redeemable preferred share or approximately $3.8 million. In addition, interest payments on our existing debt are estimated to be $4.2 million for the remainder of 2008.
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

FBL Financial Group, Inc.	September 30, 2008
period ending December 31 of the preceding year. During 2008, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $51.7 million and from EquiTrust Life is $39.2 million.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. During the first nine months of 2008, Farm Bureau Life paid dividends totaling $15.0 million and we anticipate that Farm Bureau Life will pay dividends totaling $20.0 million in 2008 ($5.0 million in the fourth quarter).
During the third quarter of 2008, the parent company borrowed an additional $14.0 million on a bank line of credit and $20 million from Farm Bureau Mutual, an affiliate. Borrowings on the line of credit are due in October 2010 and the borrowing from Farm Bureau Mutual is due in December 2008. With these borrowings and existing cash resources, during the third quarter funds totaling $55 million were contributed to EquiTrust Life. The parent company had available cash and investments totaling $7.5 million at September 30, 2008.
During the fourth quarter, the parent company issued 9.25% notes payable that mature in November 2011 of $75.0 million to Farm Bureau Mutual and $25.0 million from an investment affiliate of Iowa Farm Bureau Federation, our majority shareholder. A portion of the proceeds from these notes will be used to repay the $20.0 million short-term borrowing from Farm Bureau Mutual and the remaining proceeds will be held at the parent company as a source of excess capital to be used as needs dictate. Additional details regarding these notes are summarized in Note 3 to the consolidated financial statements.
As of September 30, 2008, we had no material commitments for capital expenditures.
Insurance Operations
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life receives capital contributions from FBL Financial Group to help fund its growth. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ liquidity positions continued to be favorable in the three and nine month periods ended September 30, 2008, with cash inflows at levels sufficient to provide the funds necessary to meet their obligations.
For the life insurance operations, cash outflow requirements for operations are typically met from normal premium and deposit cash inflows. This has been the case for all reported periods as the Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $1,261 million in the nine months ended September 30, 2008 and $972.6 million in the 2007 period. Positive cash flow from operations is generally used to increase the insurance companies’ fixed maturity securities and other investment portfolios. In developing their investment strategy, the Life Companies establish a level of cash and securities which, combined with expected net cash inflows from operations, maturities of fixed maturity investments and principal payments on mortgage and asset-backed securities and mortgage loans, are believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations.
As noted above, the parent company contributed $55.0 million to EquiTrust Life during the third quarter of 2008. This capital was needed to fund EquiTrust Life’s significant growth and to replenish capital used as a result of write-downs of securities for other-than-temporary impairments during the first nine months of 2008. We expect to slow EquiTrust Life’s sales to help ensure the subsidiary is self sufficient from a capital perspective over the intermediate term.

FBL Financial Group, Inc.	September 30, 2008
We anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that the current level of cash, available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, are adequate to meet our anticipated cash obligations for the foreseeable future. Our investment portfolio at September 30, 2008, included $90.1 million of short-term investments, $87.2 million of cash and $1,238.3 million in carrying value of U.S. Government and U.S. Government agency-backed securities that could be readily converted to cash at or near carrying value.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The level of credit risk in our investment portfolio has increased. See “Financial Condition - Investments” for additional information about credit risk in our investment portfolio. There have been no other material changes in the market risks of our financial instruments since December 31, 2007.
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended September 30, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FBL Financial Group, Inc.	September 30, 2008
PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table sets forth issuer purchases of equity securities for the quarter ended September 30, 2008.

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
			Part of	May Yet Be
	(a) Total	(b) Average	Publicly	Purchased
	Number of	Price Paid	Announced	Under the
	Shares (or Units)	per Share (or	Plans or	Plans or
Period	Purchased (1)	Unit) (1)	Programs	Programs
July 1, 2008 through July 31, 2008	—	$—	Not applicable	Not applicable
August 1, 2008 through August 31, 2008	—	—	Not applicable	Not applicable
September 1, 2008 through September 30, 2008	2,624	27.75	Not applicable	Not applicable

Total	2,624	$27.75

(1)	Our Amended and Restated 1996 and 2006 Class A Common Stock Compensation Plans (the Plans) provide for the grant of incentive stock options, nonqualified stock options, bonus stock, restricted stock and stock appreciation rights to directors, officers and employees. Under the Plans, the purchase price for any shares purchased pursuant to the exercise of an option shall be paid in full upon such exercise in cash, by check or by transferring shares of Class A common stock to the Company. Activity in this table represents Class A common shares returned to the Company in connection with the exercise of employee stock options.
ITEM 6. EXHIBITS
(a)	Exhibits:

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)

3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)

3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)

3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)

3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)

3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)

3(ii)(a)	Second Restated Bylaws, adopted May 14, 2004 (G)

3(ii)(b)	Amendment to Article VI of Second Restated Bylaws adopted May 16, 2007 (P)

4.1	Form of Class A Common Stock Certificate of the Registrant (A)

4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)

4.3	Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30, 1997 (B)

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (M)

FBL Financial Group, Inc.	September 30, 2008

4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (M)

4.5	Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and LaSalle Bank National Association. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)

4.7	Form of 5.85% Senior Note Due 2014 (F)

4.8	Demand Note, dated as of September 29, 2008, between FBL Financial Group, Inc. and Farm Bureau Mutual (R)

4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (O)

4.11	Form of 5.875% Senior Note Due 2017 (O)

10.1	2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (L) *

10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (L) *

10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)

10.3	Membership Agreement between American Farm Bureau Federation to the Iowa Farm Bureau Federation dated February 13, 1987 (A)

10.4	Form of Royalty Agreement with Farm Bureau organizations (I)

10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (J) *

10.6	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (Q) *

10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)

10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Mutual effective as of January 1, 2003 (E)

10.10	Management Performance Plan (2008) sponsored by FBL Financial Group, Inc. (Q) *

10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual (C)

10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)

10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)

10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)

10.18	Form of Change in Control Agreement Form A between the Company and James W. Noyce and John M. Paule (April 22, 2002), Bruce A. Trost (November 24, 2004), James P. Brannen (January 1, 2007) and Richard J. Kypta (March 1, 2008) (D) *

10.19	Form of Change In Control Agreement Form B, dated as of April 22, 2002 between the Company and Douglas W. Gumm and Donald J. Seibel and dated as of November 24, 2004 between the Company and David T. Sebastian and dated as of August 1, 2008 between the Company and Charles T. Happel (D) *

10.22	Form of Restricted Stock Agreement, dated as of January 16, 2006 between the Company and each of James W. Noyce, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm and David T. Sebastian (K) *

10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and James W. Noyce (K) *

10.24	Summary of Named Executive Officer Compensation (Q) *

10.25	Form of Restricted Stock Agreement, dated as of February 20, 2007 between the Company and each of James W. Noyce, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, David T. Sebastian and Donald J. Seibel (N) *

FBL Financial Group, Inc.	September 30, 2008

10.26	Form of Restricted Stock Agreement, dated as of February 19, 2008 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, David T. Sebastian and Donald J. Seibel (Q) *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* exhibit relates to a compensatory plan for management or directors
Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332

(B)	Form 8-K filed on June 6, 1997, File No. 001-11917

(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917

(D)	Form 10-Q for the period ended June 30, 2002, File No. 001-11917

(E)	Form 10-K for the period ended December 31, 2003, File No. 001-11917

(F)	Form S-4 filed on May 5, 2004, File No. 333-115197

(G)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917

(H)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917

(I)	Form 10-Q for the period ended March 31, 2005, File No. 001-11917

(J)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917

(K)	Form 10-K for the period ended December 31, 2005, File No. 001-11917

(L)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917

(M)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917

(N)	Form 10-K for the period ended December 31, 2006, File No. 001-11917

(O)	Form S-4 filed on April 6, 2007, File No. 333-141949

(P)	Form 8-K filed on May 16, 2007, File No. 001-11917

(Q)	Form 10-K for the period ended December 31, 2007, File No. 001-11917

(R)	Form 10-Q for the period ended September 30, 2008, File No. 001-11917

FBL Financial Group, Inc.	September 30, 2008
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2008

FBL FINANCIAL GROUP, INC.

By	/s/ James W. Noyce

James W. Noyce
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen

James P. Brannen
Chief Financial Officer (Principal Financial and
Accounting Officer)