Form 10-K
period 2008-12-31
FBL FINANCIAL GROUP INC
filed 2009-02-19
CIK 1012771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
As of June 30, 2008, the aggregate market value of the registrant’s Class A and B Common Stock held by non-affiliates of the registrant was $253,461,809 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at February 13, 2009

Class A Common Stock, without par value	28,976,158
Class B Common Stock, without par value	1,192,990
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 20, 2009	Part III

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

PART I.

	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	3
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities and Securities Authorized for Issuance under Equity Compensation Plans	32
Item 6.	Selected Consolidated Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	82
Item 8.	Consolidated Financial Statements and Supplementary Data	83
	Management’s Report on Internal Control Over Financial Reporting	83
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	83
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	84
	Consolidated Balance Sheets	85
	Consolidated Statements of Operations	87
	Consolidated Statements of Changes in Stockholders’ Equity	88
	Consolidated Statements of Cash Flows	89
	Notes to Consolidated Financial Statements	91
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	131
Item 9A.	Controls and Procedures	131
Item 9B.	Other Information	131

PART III.	The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2008.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	131

SIGNATURES		135

	Report of Independent Registered Public Accounting Firm on Schedules	136
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	137
	Schedule II – Condensed Financial Information of Registrant	138
	Schedule III – Supplementary Insurance Information	142
	Schedule IV – Reinsurance	144
EX-3(II)(C)
EX-10.18
EX-10.19
EX-10.24
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

Cautionary Statement Regarding Forward Looking Information
This Form 10-K includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend”, and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include but are not limited to the following.
•	Current difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.

•	Continuing adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.

•	The Market Value Adjustment (MVA) feature on certain policies may cause surrenders to increase in an extremely low interest rate environment.

•	Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

•	Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.

•	Changing interest rates, market volatility and general economic conditions affect the risks and the returns on both our products and our investment portfolio.

•	We face competition from companies having greater financial resources, more advanced technology systems, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

•	As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries’ ability to make distributions to us is limited by law, and could be affected by risk-based capital computations.

•	A significant ratings downgrade may have a material adverse effect on our business.

•	All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.

•	Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our net income (loss).

•	We may be required to accelerate the amortization of deferred policy acquisition costs or deferred sales inducements, which could adversely affect our results of operations or financial condition.

•	Our earnings are influenced by our claims experience, which is difficult to estimate. If our future claims experience does not match our pricing assumptions or past results, our earnings could be materially adversely affected.

•	We assumed a significant amount of closed block business through coinsurance agreements and have only a limited ability to manage this business.

•	Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

•	Our relationship with Farm Bureau organizations could result in conflicts of interests.

•	Changes in federal tax laws may affect sales of our products and profitability.

•	Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.

•	If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.

•	Attracting and retaining employees who are key to our business is critical to our growth and success.

•	Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.

•	We experience volatility in net income(loss) due to accounting standards for derivatives.

•	We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
See Part 1A, Risk Factors, for additional information.

PART I
ITEM 1. BUSINESS
General
FBL Financial Group, Inc. (we or us) sells individual life and annuity products principally under the consumer brand names Farm Bureau Financial Services and EquiTrust Financial Services. These brand identities are represented by the distribution channels of our subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life). As of December 31, 2008, our Farm Bureau Life distribution channel consisted of 1,962 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. As of December 31, 2008, our EquiTrust Life independent distribution channel consisted of 19,098 independent agents. These agents sell our products in all states except New York, and also in the District of Columbia.
FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Its subsidiary, Farm Bureau Life, began operations in 1945 and subsidiary EquiTrust Life began operations under that name in 1998. Several other subsidiaries support various functional areas and affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Mutual Insurance Company and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.
FBL’s Business by Company and Distribution Channel
FBL Financial Group, Inc.

COMPANY	Farm Bureau Life Insurance Company	EquiTrust Life Insurance Company	Farm Bureau Mutual Insurance Company* Western Agricultural Insurance Company*

CHANNEL	Direct	Direct	FBL’s Managed Property-Casualty Operations

BRAND

DISTRIBUTION	1,962 exclusive Farm Bureau agents and agency managers	19,098 independent agents representing broker/dealers, banks and independent marketing organization	1,176 exclusive Farm Bureau agents and agency managers (included under the 1,962 Farm Bureau Life agents)

PRODUCTS	A comprehensive line of life insurance, annuity and investment products	Traditional fixed-rate and index annuities	A full line of personal and commercial property-casualty insurance products

TERRITORY	15 Midwestern and Western states	Licensed in all states except New York	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah, and other states for crop and nonstandard auto insurance

*	FBL Financial Group receives a management fee from these companies. Underwriting results do not impact FBL Financial Group’s results.

Investor information, including electronic versions of periodic reports filed on Forms 10-K, 10-Q and 8-K, and proxy material, are available free of charge through the Financial Information section of our Internet website at www.fblfinancial.com. These documents are posted to our website immediately after they are filed. Also available on our website are many corporate governance documents including a code of ethics for the Chief Executive Officer and senior financial officers, committee charters, corporate governance guidelines, director profiles and more. Product information may be found on our consumer websites, www.fbfs.com and www.equitrust.com.
Business Strategy
Our core business strategies are differentiated by our target markets, which are served by our two life insurance subsidiaries, Farm Bureau Life and EquiTrust Life.
Farm Bureau Life Insurance Company
Our 1,962 Farm Bureau Life agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.
The Farm Bureau franchise and distribution channel is our foundation and we are defined by our service to this niche marketplace. Growth in this channel is important to our success and we are focused on delivering consistent, predictable and sustainable growth from this marketplace.
We focus on needs-based selling and have a broad portfolio of life insurance and annuity products so that we have attractive products available to satisfy the needs of our agents and customers. Sales within our Farm Bureau Life target marketplace are the result of perceived good value, excellent customer service and a trusted relationship with a Farm Bureau agent.
Because of their multi-line nature, our Farm Bureau Life agents also focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 17% of our policyholders own both a Farm Bureau property-casualty and a life product. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 10.9% according to the most recent research by Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 68% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 20% of Farm Bureau members in the eight-state region have a life insurance product with us.
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
Over the last several years we have focused on transforming our sales model so that our agents act like entrepreneurial business owners with a retail financial services franchise. Under this model our agents continue to add sales and service associates, who assist them and are licensed to sell life and annuity products. While our agent count has not changed significantly over time, our production per agent has increased.
Farm Bureau Life’s growth has been augmented by our long and successful history of being a consolidator among Farm Bureau affiliated insurance companies. Over the last 24 years we have had 10 consolidations. This has allowed us to grow to an operation covering 15 states in the Midwest and West. We believe further consolidation in the Farm Bureau network of companies is appropriate due to the similarity of businesses and cultures. While we believe further consolidation makes sense, this is a long term strategy. By focusing on maintaining solid relationships with the leaders of these companies and the Farm Bureau organizations, we are prepared when opportunities arise.
EquiTrust Life Insurance Company
EquiTrust Life was established to capitalize on opportunities to grow outside our traditional Farm Bureau niche marketplace and provide diversification to the overall FBL organization. Today EquiTrust Life has three business dimensions: our EquiTrust Life independent channel, alliances with other companies to distribute our variable products and two closed blocks of coinsured business.
Our EquiTrust Life independent channel began in late 2003 and was developed to serve a growing market of baby boomers and seniors who are approaching or are in retirement. Our focus has been on offering a portfolio of clean and simple fixed annuity products and providing a high level of service. As of December 31, 2008, the EquiTrust Life independent channel had 19,098 appointed independent agents, which compares to 19,781 agents at December 31, 2007 and 15,326 agents at December 31, 2006. These independent agents are affiliated with independent marketing organizations, broker/dealers and banks. Since its inception in 2003, our EquiTrust Life independent channel has had a high rate of growth, causing it to require an increasing amount of capital. Due to adverse market conditions, which have affected the availability and cost of capital, during 2008 we slowed the pace of growth at EquiTrust Life. This slower pace of growth, coupled with natural attrition of existing agents, led to a decrease in appointed agents in 2008.
Future sales levels may be impacted by the enactment of Rule 151A by the Securities and Exchange Commission (SEC). This rule, which is expected to be effective on January 12, 2011, will change the federal law status of index annuities from insurance products to registered securities products. See “Item 1. Business — Regulation” for more information on this rule.
We continue to offer a variety of traditional fixed rate and index annuities. Our multi-year guarantee annuity product allows our customers to lock in competitive rates for a period of their choice, while our index annuities respond to consumers’ desire for products which allow interest credits that reflect movement in broad market indices while limiting the downside risk with certain principal guarantees.
We also have variable product alliances through which we provide our partner companies with competitive variable products. With these alliances, we obtain access to additional distribution systems and our alliance partners benefit because they are able to provide their sales force with variable products. We currently have four variable alliance partners which include three other Farm Bureau affiliated insurance companies doing business outside of our 15-state territory. Our four alliance partners had 2,442 registered representatives at December 31, 2008.
Variable sales by our alliance partners are generally underwritten by EquiTrust Life, but may be underwritten by our partner. Depending on the agreement with each company, we receive 30%, 50% or 100% of the risks, costs and profits of the variable business they sell. For all of our partners, we perform various administrative processing and other services with respect to their variable business. These alliances are important to us, but are a small part of our overall business.
Our two closed block coinsurance agreements have provided us with significant assets and earnings. Up until August 1, 2004, we assumed, through a coinsurance agreement, a percentage of certain annuity business written by American Equity Investment Life Insurance Company (American Equity). Our other closed block coinsurance agreement is with EMC National Life Company (EMCNL), under which we assumed in force business through December 31, 2002.

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
Our target market for Farm Bureau branded products is Farm Bureau members and “Middle America” in our 15-state territory. We traditionally have been very strong in rural and small town markets and, over the last several years, have focused growth of our agency force in some of the medium-sized cities and suburbs within our 15 states where we believe there are significant life and annuity opportunities. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.
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
We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the “Farm Bureau” and “FB” designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2008, royalty expense totaled approximately $1.9 million. The royalty agreements vary in term and expiration date as shown below.

Royalty Agreements by State

		Percent of
		Farm Bureau Life
	Royalty Agreement	2008 First Year
State	Expiration Date	Premiums Collected
Iowa	December 31, 2014	27.8%
Kansas	January 1, 2021	18.8
Oklahoma	December 31, 2014	11.4
Minnesota	December 31, 2032	6.7
Nebraska	December 31, 2011	4.9
Utah	December 31, 2032	4.8
Wyoming	December 31, 2011	3.9
Arizona	December 31, 2011	3.8
Idaho	December 31, 2011	3.7
Montana	December 31, 2011	3.1
New Mexico	December 31, 2011	3.0
South Dakota	December 31, 2032	2.8
Wisconsin	December 31, 2011	2.4
Colorado	December 31, 2011	1.9
North Dakota	December 31, 2011	1.0

		100.0%

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
We have marketing agreements with all of the Farm Bureau-affiliated property-casualty companies in our Farm Bureau Life marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The marketing agreements have expiration dates through December 31, 2015, and upon expiration these agreements are renewed annually. For 2008, we incurred fees totaling $8.5 million for the services provided under these agreements.
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
Farm Bureau Life Agency Force
Our life insurance, annuities and sponsored mutual funds are currently marketed throughout our 15-state marketing territory by an exclusive Farm Bureau agency force. We have a written contract with each member of our agency force. The contracts cover a number of topics including reserving our ownership of customer lists.
Sales activities of our agents focus on personal contact and on cross selling the multiple lines of products available through Farm Bureau affiliated companies. The Farm Bureau name recognition and access to Farm Bureau membership leads to additional customers and cross selling of additional insurance products.

Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are led by agency managers employed by the property-casualty companies which are under our direction. There are 1,176 agents and managers in our multi-line states, all of whom market a full range of our life insurance and annuity products. These agents and managers also market products for the property-casualty companies that we manage.
In our life only states, our life insurance and annuity products are marketed by agents of the property-casualty company affiliated with the Farm Bureau federation of that state. These agents and managers, of which there are 786, market our life and annuity products on an exclusive basis and market the property-casualty products of that state’s affiliated property-casualty companies. Agents as well as agency managers are independent contractors or employees of the affiliated property-casualty companies.
In addition, Farm Bureau Life agents market mutual funds sponsored by us, as well as other mutual funds which we allow them to sell.
As of December 31, 2008, 98% of the agents in our multi-line states were licensed with the Financial Industry Regulatory Authority (FINRA) to sell our variable life and annuity products and sponsored mutual funds. We emphasize and encourage the training of agents for FINRA licensing throughout our Farm Bureau Life territory.
We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.
We structure our agents’ life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the premium level of new life business written in the prior 12 months and the persistency of the business written by the agent. Persistency is a common measure used in life insurance, which measures the quality and the consistent payment of premiums, and is included in calculating the bonus to either increase or decrease (or even eliminate) the agent’s production bonus. We are willing to pay added incentives for higher volumes of business only as long as the business is profitable. Production bonuses allow agents to increase their compensation significantly. In 2008, approximately 30% of agent compensation in our multi-line states was derived from the sale of life and annuity products.
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
We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 9% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2008 in our 15 states was approximately 38%.
EquiTrust Life Market Area
EquiTrust Life is national in scope and is currently licensed to sell products in the District of Columbia and all states except New York. Our typical customer is an individual purchaser of annuities who buys through independent agents and representatives. This includes the aging baby boomer population and seniors who are in or approaching retirement.

EquiTrust Life Independent Channel
An important part of our sales success at EquiTrust Life has been our ability to appoint a significant number of independent agents. Working through independent marketing organizations, broker/dealers and banks, we had 19,098 agents appointed at December 31, 2008.
Our target market for agents consists of independent marketing organizations (IMOs) that recruit and motivate agents and add value to these agents through service, training and sales support. These organizations are not exclusive to EquiTrust Life and may operate in any state where they are licensed. Most are organized for the principal purpose of insurance product sales. Some IMOs are organized for other purposes, such as a bank or broker/dealer. Recruiting expenses are primarily borne by the IMO and their compensation from EquiTrust Life consists of commissions paid on net premiums received from sales by their agents.
We believe agents and IMOs are attracted to EquiTrust Life for several reasons.
•	We are selective about the IMOs contracted with us and do not hire carrier-owned organizations.

•	We offer a high level of support and a competitive product portfolio, and are committed to maintaining high ethical standards.

•	We keep our product design simple and straightforward, and in the case of index annuities have only one moving part – the participation rate or index cap.

•	We are committed to being fair, honest and open in the way we advertise, sell and service our products, as indicated by being an Insurance Marketplace Standards Association (IMSA) qualified company.

•	We believe in helping consumers understand what an annuity is and how it can be used to support an individual’s retirement or accumulation needs.
Agents appointed by us are compensated by their assigned IMO or paid directly by EquiTrust Life pursuant to an agent contract. The typical agent is an independent contractor with experience selling the types of products offered by EquiTrust Life.
We require all agents to be contracted with an IMO which is responsible for any uncollectible commission-related debts. Credit, criminal and state license background checks are performed on all applicants and evidence of current errors and omissions insurance coverage is required.
Alliance Partners — Distribution
Our variable alliance partners have 2,442 registered representatives who are licensed to sell variable products under our agreements with them. These alliance partners have incentive programs, like ours, to promote the sale of life insurance and annuity products. The agents earn credit for these incentives by selling our variable products. Our variable product alliance partners are responsible for managing and training their own agency force. We provide each partner with assistance on how to train their agents in the sale of variable products. These agents also have access to our Just-In-Time sales support center.
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

Traditional Annuity – Exclusive Annuity Segment
We sell a variety of traditional annuity products through our exclusive agency force. The Exclusive Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). Traditional annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest.
Premiums Collected — Exclusive Annuity Segment

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
First year – individual	$170,675	$73,266	$79,546
Renewal – individual	69,177	44,543	55,106
Group	9,187	9,040	5,627

Total Traditional Annuity – Exclusive Distribution	$249,039	$126,849	$140,279

The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2008 is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. Average crediting rates on our individual deferred annuity contracts were 4.04% in 2008, 4.33% in 2007 and 4.27% in 2006, while the average three-month U.S. Treasury rate was 1.49% in 2008, 4.39% in 2007 and 4.66% in 2006. Premiums collected in our Farm Bureau market territory in 2008 are concentrated in the following states: Iowa (30%), Kansas (26%) and Oklahoma (11%).
Fixed Rate Annuities
We offer annuities that are generally marketed to individuals in anticipation of retirement. We offer traditional annuities principally in the form of flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 39% of our existing individual direct traditional annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders’ account balance is imposed for early termination of the annuity contract within a specified period after its effective date. The surrender charge rate varies by product, but typically starts at 10% and decreases 1% per year for the first ten years the contract is in force. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these options.
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
Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities were 3.9% for 2008, 5.2% for 2007 and 5.1% for 2006. We believe the competitive environment, due to changes in market interest rates discussed above, resulted in fewer surrenders in 2008 and increased surrenders in 2007 and 2006, which impacted the withdrawal rates.

Interest Crediting Policy
We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.50% to 5.50%, with a weighted average guaranteed crediting rate of 3.09% at December 31, 2008 and 3.21% at December 31, 2007.
Interest Crediting Rates of Individual Deferred Fixed Rate Annuities Compared to Guarantees

	Account Value at December 31,
	2008	2007
	(Dollars in thousands)
At guaranteed rate	$309,307	$96,885
Between guaranteed rate and 50 basis points over guarantee	56,208	225,882
Between 50 basis points and 100 basis points over guarantee	634,872	22,817
Greater than 100 basis points over guarantee	570,821	1,082,060

Total	$1,571,208	$1,427,644

In Force — Exclusive Annuity Segment

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Number of direct contracts	51,439	51,311	53,321
Interest sensitive reserves	$1,971,218	$1,810,452	$1,816,811
Other insurance reserves	381,838	407,199	412,801
Traditional Annuity – Independent Distribution Segment
The Independent Annuity segment consists of fixed rate annuities, supplementary contracts (some of which involve life contingencies) and index annuities sold by our independent agents or assumed through our coinsurance agreements.
Premiums Collected — Independent Annuity Segment

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Direct:
Fixed rate annuities	$915,843	$690,646	$807,103
Index annuities	649,412	878,482	1,001,379

Total direct	1,565,255	1,569,128	1,808,482
Reinsurance assumed	2,381	3,187	4,725

Total Traditional Annuity - Independent Distribution, net of reinsurance	$1,567,636	$1,572,315	$1,813,207

Premiums collected from the independent channel decreased in 2008 as a result of rate and other actions taken to preserve capital in the second half of 2008, partially offset by a more favorable market environment for traditional annuity products. Direct premiums collected decreased in 2007, primarily due to a more favorable market environment during 2006 for the sale of our multi-year guaranteed annuity product combined with a competitive environment for index annuity sales in 2007. Our direct annuity sales in 2008 are widely disbursed throughout the United States with the largest concentration in the states of Pennsylvania (10%), Florida (9%) and California (7%). In 2008, 97 IMOs produced at least $3.0 million of premiums collected with the largest providing approximately $153.5 million. The five largest IMOs combined produced a total of $435.0 million of premium from agents appointed directly with them. No one IMO, bank or broker/dealer accounted for more than 10% of our direct premiums collected in 2008.

Our EquiTrust Life independent channel currently offers a variety of fixed rate and index annuities. These products are available to individuals who are seeking to accumulate tax-deferred savings for retirement or other purposes. In 2008, 41% of premiums were placed in annuities that were part of some tax-qualified benefit plan (primarily IRAs) and 59% in non-qualified plans. Most of the annuity plans can be sold to customers up to age 80. The weighted average issue age of annuitants at December 31, 2008 was 66.
Surrender charge rates on our direct index business range from 0% to 20% and surrender charge periods range from 7 years to 14 years depending upon the terms of the product. Surrender charge rates on our direct fixed rate products range from 4.5% to 10% with the surrender charge periods consistent with the guarantee periods. The surrender charge amount may be impacted positively or negatively by a market value adjustment feature on our products. This adjustment feature may apply if the withdrawal amount exceeds the free withdrawal provision or the contract is surrendered during the surrender charge period. The adjustment is determined by a mathematical formula which measures changes in the interest rate environment since the contract was issued based on the Treasury yield. This feature provides interest rate protection to us in higher interest rate environments and a benefit to contract holders when interest rates are low. Market conditions with low Treasury yields provide an environment where contract holders may be able to surrender with smaller net surrender changes.
Index Annuities
Based on account balance, approximately 62% of the annuities in the Independent Annuity segment are index annuities. With an index annuity, the policyholder may choose from a traditional fixed rate strategy or an index strategy. The underlying indices available under the index strategy vary by product, but may include the S&P 500®, the Barclays Capital U.S. Aggregate Bond Index and the Barclays Capital U.S. Treasury Bond Index. The products require periodic crediting of interest and a reset of the applicable index at intervals specified in the contracts. Approximately 25% of the direct index annuities’ account value is allocated to the fixed strategy and 75% is allocated to an index strategy. The majority of these products have an annual reset period ending on each contract anniversary date; while certain index strategies have a two-year reset period. Generally, the computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next reset date) or a daily or monthly averaging of the index during the reset period. These products allow contract holders to transfer funds among the various index accounts and a traditional fixed rate strategy at the end of each reset period.
The index annuity contract value is equal to the premiums paid plus (1) interest credited to the fixed portion of the contract, plus (2) index credits on the indexed portion of the contract, plus (3) premium bonus, if applicable, less (4) partial withdrawals taken from the contract. Index credits are based upon the change in a recognized index or benchmark during the indexing period, subject to a cap, asset fee or participation rate.
The participation rate, which is applied to the growth of the index, varies among the products generally from 30% to 100%. Some of the products we coinsure also have an index margin, which is deducted from the growth in the index, and for the one-year accounts range from 0% to 3.5%. The index margins may be adjusted annually, subject to stated limits. In addition, some index accounts within the products are uncapped, while others apply a cap on the amount of index credits the contract holder may earn in any one indexing period, and, for certain products, the applicable cap also may be adjusted annually subject to stated minimums. The annual caps range from 2.0% to 12.5% for the one-year accounts. The minimum guaranteed contract values are equal to 82.5% to 100% of the premium collected plus interest credited at an annual rate ranging from 1.5% to 4.0% on a cumulative basis.
Certain index annuities sold through the EquiTrust Life independent distribution are “bonus” products. These products are credited with a premium bonus ranging from 5% to 10% of the annuity deposit upon issuance of the contract and for subsequent deposits made for a defined number of years.
For our direct business, we purchase one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. We also assume call options from American Equity to fund the majority of index credits on the coinsured index annuity contracts. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to minimum guarantees.

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
Fixed Rate Annuities
Approximately 38% of the annuities in the Independent Annuity segment are fixed rate annuities. We sell multi-year guaranteed annuities (MYGAs) that include guarantees of the annual crediting rate for three-year, five-year, six-year, eight-year or ten-year periods, and we offer SPIA and FPDA products. We coinsure FPDA and SPDA products with characteristics which are generally similar to the products offered directly through the Exclusive Annuity segment.
Certain fixed rate annuities sold through our EquiTrust Life independent distribution offer an additional first year interest rate. The initial crediting rate on these annuities is typically 0% to 6% higher in the first contract year only.
Withdrawal Rates
Withdrawal rates (excluding death benefits) for our individual deferred annuities (including both direct and assumed business) were 7.8% for 2008, 5.5% for 2007 and 5.1% for 2006. The increase in the withdrawal rate in 2008 reflects the aging of the business in force as well as a significant increase in surrender activity at the end of 2008. This was caused by the increase in credit spreads during 2008, combined with Treasury yields being at unprecedented low levels at the end of the year, which provided market value adjustments to contract holders that largely offset their gross surrender charges. .
See “Item 1A. Risk Factors” for information regarding risks related to the market value adjustment feature.
Interest Crediting Policy
We have an asset/liability management committee that meets monthly, or more frequently if required, to review and establish current period interest and index terms for products sold through our EquiTrust Life independent distribution. The interest and index terms are based upon current investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We then establish rates based on each product’s required interest spread and competitive market conditions at the time. The average interest credited rate on our MYGA contracts, including bonus interest, was 4.93% in 2008, 5.10% in 2007 and 5.66% in 2006. The average rate for these contracts, excluding bonus interest, was 4.71% in 2008, 4.66% in 2007 and 4.56% in 2006. The guaranteed minimum crediting rates for these contracts range from 1.50% to 3.00%, with a weighted average guaranteed crediting rate of 1.57% at December 31, 2008 and 1.60% at December 31, 2007.
Interest Crediting Rates of EquiTrust Life Independent Distribution MYGAs Compared to Guarantees

	Account Value at December 31,
	2008	2007
	(Dollars in thousands)
At guaranteed rate	$29,897	$3,157
Between guaranteed rate and 50 basis points over guarantee	2,807	4,894
Between 50 basis points and 100 basis points over guarantee	321,212	192,215
Greater than 100 basis points over guarantee	2,042,625	1,421,029

Total	$2,396,541	$1,621,295

The average crediting rate for the traditional fixed rate strategy for our index annuities sold through our EquiTrust Life independent distribution was 2.93% in 2008, 3.01% in 2007 and 2.98% in 2006. The guaranteed minimum crediting rates for the fixed rate strategy of our index annuities range from 1.50% to 2.30%, with a weighted average guaranteed crediting rate of 1.94% at December 31, 2008 and 1.92% at December 31, 2007.
We do not have the ability to adjust interest crediting rates or other non-guaranteed elements of the underlying business assumed through coinsurance agreements, as this authority remains with the direct writer. Average credited rates on fixed rate annuities assumed were 3.35% in 2008, 3.44% in 2007 and 3.42% in 2006. Most of the annuity contracts assumed through coinsurance agreements have guaranteed minimum crediting rates. These rates range from 2.25% to 4.00%.
Interest Crediting Rates of Assumed Fixed Rate Annuities Compared to Guarantees

	Account Value at December 31,
	2008	2007
	(Dollars in thousands)
At guaranteed rate	$42,038	$60,294
Between guaranteed rate and 50 basis points over guarantee	386,472	399,098
Between 50 basis points and 100 basis points over guarantee	41,490	34,009
Greater than 100 basis points over guarantee	14,145	54,391

Total	$484,145	$547,792

In Force — Independent Annuity Segment

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
Number of direct contracts	93,769	73,980	51,007
Direct interest sensitive reserves	$2,398,237	$1,607,009	$962,662
Direct index annuity reserves	3,581,396	3,387,727	2,463,086
Assumed annuity reserves	1,583,754	1,766,735	1,928,218
Direct other insurance reserves	145,036	64,242	13,983

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
Premiums Collected — Traditional and Universal Life Insurance Segment

	For the year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Universal life:
First year	$6,672	$5,448	$3,208
Renewal	39,338	39,027	38,429

Total	46,010	44,475	41,637
Participating whole life:
First year	12,089	14,680	14,286
Renewal	93,378	91,249	87,753

Total	105,467	105,929	102,039
Term life and other:
First year	10,414	9,291	7,312
Renewal	49,135	44,518	40,837

Total	59,549	53,809	48,149

Total Traditional and Universal Life Insurance	211,026	204,213	191,825
Reinsurance assumed	10,913	11,695	12,464
Reinsurance ceded	(19,094)	(18,309)	(16,640)

Total Traditional and Universal Life Insurance, net of reinsurance	$202,845	$197,599	$187,649

For our direct traditional and universal life insurance premiums collected in our Farm Bureau market territory, premiums collected in 2008 are concentrated primarily in the following states: Iowa (24%), Kansas (16%) and Oklahoma (12%).
Traditional Life Insurance
We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 41% of direct life receipts from policyholders during 2008 and represented 13% of life insurance in force at December 31, 2008.
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

Underwriting
We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ a professional underwriting staff of 12 underwriters who have an average of 25 years of experience in the insurance industry. Our underwriters review each applicant’s written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 16 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.
Interest Crediting and Participating Dividend Policy
The interest crediting policy for our direct traditional and universal life insurance products is the same as for our traditional annuity products in the Exclusive Annuity segment. See “Interest Crediting Policy” under the Exclusive Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 4.41% in 2008, 4.43% in 2007 and 4.45% in 2006. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.83% at December 31, 2008 and 3.84% at December 31, 2007.
Interest Crediting Rates of Direct Interest Sensitive Life Products Compared to Guarantees

	Account Value at December 31,
	2008	2007
	(Dollars in thousands)
At guaranteed rate	$334,536	$334,475
Between guaranteed rate and 50 basis points over guarantee	40,360	40,882
Between 50 basis points and 100 basis points over guarantee	23,326	22,613
Greater than 100 basis points over guarantee	237,760	230,490

Total	$635,982	$628,460

All of the assumed universal life contracts have a guaranteed minimum crediting rate of 4.00% at December 31, 2008 and December 31, 2007.
Interest Crediting Rates of Assumed Interest Sensitive Life Products Compared to Guarantees

	Account Value at December 31,
	2008	2007
	(Dollars in thousands)
At guaranteed rate	$67,021	$106,199
Between guaranteed rate and 50 basis points over guarantee	480	9,460
Between 50 basis points and 100 basis points over guarantee	67,689	18,786
Greater than 100 basis points over guarantee	8	5,058

Total	$135,198	$139,503

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

In Force - Traditional and Universal Life Insurance Segment

	As of December 31,
	2008	2007	2006
	(Dollars in thousands, except face amounts in millions)
Number of direct policies – traditional life	335,505	332,497	328,152
Number of direct policies – universal life	55,094	55,218	56,673
Direct face amounts – traditional life	$30,998	$28,552	$25,993
Direct face amounts – universal life	4,817	4,695	4,675
Direct interest sensitive reserves	634,963	628,563	625,541
Direct other insurance reserves	1,389,546	1,349,141	1,306,987
Assumed insurance reserves	202,829	190,741	199,020
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
Premiums Collected — Variable Segment

	For the year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Variable annuities:
Exclusive distribution:
First year	$40,742	$65,840	$50,911
Renewal	23,047	26,377	23,956

Total	63,789	92,217	74,867
Alliance channel:
First year (1)	15,685	30,430	22,382
Renewal (1)	4,417	5,028	3,724

Total	20,102	35,458	26,106

Total variable annuities	83,891	127,675	100,973
Variable universal life:
Exclusive distribution:
First year	4,930	5,557	6,451
Renewal	46,274	46,052	44,954

Total	51,204	51,609	51,405
Alliance channel:
First year (1)	415	779	998
Renewal (1)	2,197	2,102	1,830

Total	2,612	2,881	2,828

Total variable universal life	53,816	54,490	54,233

Total Variable	137,707	182,165	155,206
Reinsurance ceded	(736)	(856)	(555)

Total Variable, net of reinsurance	$136,971	$181,309	$154,651

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Variable sales tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. The S&P 500 Index decreased 38.5% in 2008, and increased 3.5% in 2007 and 13.6% in 2006. Variable premiums collected in our Farm Bureau market territory are concentrated primarily in the following states for 2008: Iowa (35%), Kansas (11%) and Minnesota (10%).

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
Our variable annuity products have a guaranteed minimum death benefit (GMDB) rider. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and those issued or assumed by EquiTrust Life generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date or the date of a payment or withdrawal. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, the GMDB is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. In addition, certain of our variable annuity products have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder. Our exposure to GMDBs and IDBs, the amount considered in the money, is $152.3 million at December 31, 2008. The reserve for these benefits is determined using scenario-based modeling techniques and industry mortality assumptions. The related reserve recorded at December 31, 2008 totaled $1.4 million. At Farm Bureau Life, we began issuing variable annuity contracts with guaranteed minimum income benefits (GMIB) on June 1, 2008. Under this optional GMIB rider, upon annuitization after the eighth policy year to a single or joint life income option, the contract holder receives monthly income of the higher of the current accumulated value applied to a current payment option, or a guaranteed payment option applied to the premiums paid minus withdrawals accumulated at a specified rate. There is a minimum of eight years before this GMIB benefit may be taken.
Underwriting
Our underwriting standards for direct variable life products are the same as our standards for our traditional and universal life insurance products. See “Underwriting” under the Traditional and Universal Life Insurance segment discussion.
In Force — Variable Segment

	As of December 31,
	2008	2007	2006
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts – variable annuity	20,624	21,041	20,763
Number of direct policies – variable universal life	61,319	63,378	64,502
Direct face amounts – variable universal life	$7,698	$7,846	$7,704
Separate account assets	577,420	862,738	764,377
Interest sensitive reserves	225,539	202,211	206,445
Other insurance reserves	30,382	27,074	30,898
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
Primary Reinsurers as of December 31, 2008

	A.M. Best	Amount of
Reinsurer	Rating	In Force Ceded
		(Dollars in
		millions)
RGA Reinsurance Company	A+	$2,643.8
Generali USA Life Reassurance Company	A	2,249.1
Swiss Re Life & Health America Inc.	A+	2,540.9
Employers Reassurance Corporation	A-	616.4
Scottish Re*	D/E	567.2
Munich American Reassurance Company	A+	261.5
All other (9 reinsurers)	A- to A++	265.3

Total		$9,144.2

*	New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.
We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 64% of catastrophic losses after other reinsurance and a deductible of $0.9 million. Pool losses are capped at $17.8 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $6.4 million per event.
In addition, Farm Bureau Life has an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention which, effective January 1, 2009, was increased from $10.0 million to $11.0 million. A maximum occurrence limit of $50.0 million applies to policies written on agents of the company who are participating in company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.

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
The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital and/or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a diversified portfolio of high-grade income-bearing debt securities; (3) as high a level of current income as is consistent with investment in a diversified portfolio of lower-rated, higher yielding income-bearing securities; (4) high level of total investment return through income and capital appreciation by investing in common stocks and other equity securities, high grade debt securities and high quality short-term money market instruments; (5) maximum current income consistent with liquidity and stability of principal; and (6) growth of capital and income by investing primarily in common stocks of well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2008 totaled $425.0 million.
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
Our variable products include sub-accounts that invest in funds managed by outside investment advisors in addition to the Insurance Series Fund. We receive an annual administrative service fee ranging from 0.05% to 0.25% (annualized) of the sub-account values, generally once the sub-accounts meet a predetermined asset threshold. The outside investment advisors and related sub-accounts available to our variable contract holders include Fidelity Management & Research Company (13 sub-accounts), Franklin Advisers, Inc. (10 sub-accounts), T. Rowe Price Associates, Inc. (9 sub-accounts), Calvert Investments, previously Summit Investment Partners, Inc., (7 sub-accounts), JP Morgan Investment Management Inc. (6 sub-accounts), American Century Investment Management Services, Inc. (5 sub-accounts), Dreyfus Corporation (5 sub-accounts), Columbia Management (4 sub-accounts) and DWS Scudder Investments (2 sub-accounts).
We also sponsor a money market fund, EquiTrust Money Market Fund, Inc. (Money Market Fund), which is a no-load open-end diversified management investment company with an investment objective of maximum current income consistent with liquidity and stability of principal. The net assets of the Money Market Fund were $16.5 million at December 31, 2008.
EquiTrust Series Fund, Inc. and EquiTrust Money Market Fund, Inc. are offered through registered representatives of EquiTrust Marketing, the principal underwriter. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Please read the prospectus before you invest.

Ratings and Competition
Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. Credit ratings represent the opinions of rating agencies regarding an issuer’s ability to repay its indebtedness. All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that these ratings will be maintained. Our insurer financial strength ratings and credit ratings as of the date of this filing are listed in the table below:
Insurer Financial Strength Ratings

	Rating	Source	Outlook
Farm Bureau Life Insurance Company	A- (Excellent)	A.M. Best	Negative
EquiTrust Life Insurance Company	A- (Excellent)	A.M. Best	Negative
Farm Bureau Life Insurance Company	A (Strong)	Standard & Poor’s	CreditWatch Negative
EquiTrust Life Insurance Company	A (Strong)	Standard & Poor’s	CreditWatch Negative
Credit Ratings

	Rating	Source	Outlook
FBL Financial Group, Inc.	bbb-	A.M. Best	Negative
FBL Financial Group, Inc.	BBB	Standard & Poor’s	Negative
A.M. Best Company, Inc. (“A.M. Best”) has 13 ratings assigned to solvent insurance companies, which currently range from “A++”(Superior) to “D”(Poor). Standard & Poor’s has eight financial strength ratings assigned to solvent insurance companies, ranging from “AAA”(Extremely Strong) to “CC”(Extremely Weak).
A.M. Best’s long-term credit ratings range from “aaa” (exceptional) to “d” (in default). A “+” or “-” may be appended to ratings from “aa” to “ccc” to indicate relative position within a category. A rating of “bbb-” is considered investment grade. Standard & Poor’s long-term credit ratings range from “AAA” (extremely strong) to “D” (payment default). A rating of “BBB” is considered investment grade.
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
Regulation
Our insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. This regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms and capital adequacy, and is concerned primarily with the protection of policyholders rather than stockholders. Our variable insurance products, mutual funds, investment advisor, broker/dealer and certain licensed agents are also subject to regulation by the SEC, FINRA and state agencies.
In 2008 the SEC approved its Rule 151A, which will change the federal law status of index annuities from insurance products to registered securities products. Various organizations within the life insurance industry are challenging this SEC action and are attempting to overturn this rule. Assuming this rule is enacted, its effective date is expected to be January 12, 2011. At that time, index annuities will be considered a type of security and all agents selling index annuities will be required to be registered representatives affiliated with a licensed broker dealer. As a result of this rule, we may incur increased costs and decreased production for our index annuities with possible product design and compensation limitations. Index annuities are important to our business; however we also offer a wide variety of life insurance and annuity products and have experience with registered investment products.

The insurance regulatory framework has been under examination, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. Legislation has been introduced in Congress in the past which could result in the federal government assuming regulation of the insurance industry. In light of ongoing legislative developments, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continue to reexamine existing laws and regulations, accounting policies and procedures, specifically focusing on insurance company investments and solvency issues, market conduct, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. We do not believe the adoption of any of the current NAIC initiatives will have a material adverse impact on us; however, we cannot predict the form of any future proposals or regulation.
Employees
At December 31, 2008, we had 1,866 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Mutual and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.
ITEM 1A. RISK FACTORS
Risk Factors
The performance of our company is subject to a variety of risks which you should review. Occurrence of these risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.
Current difficult conditions in the financial markets and the economy may materially adversely affect our business and results of operations.
Our results of operations are materially affected by conditions in the financial markets and the economy generally. The stress experienced by financial markets that began in the second half of 2007 continued and substantially increased during 2008. The volatility and disruption in the financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and severe recession.
The fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity, which has affected a broad range of asset classes and sectors. In addition, there have been credit downgrade events and an increased probability of default for many fixed income instruments. Equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues may decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged economic downturn, we could incur additional significant losses in our investment portfolio.
The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims, lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.

Continuing adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.
As described in the Liquidity and Capital Resources section in Item 7 of this Form 10-K, our life insurance subsidiaries have historically generated positive cash flow as measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. While our life insurance subsidiaries have historically generated positive cash flow, a significant increase in policyholder benefits, including withdrawals and surrenders of life insurance and annuity contracts, could require us to sell fixed maturity securities that are currently in an unrealized loss position. Such sales would result in a charge to income and a reduction in capital. At December 31, 2008, we believe the probability we would have to sell investments in an unrealized loss position to meet cash flow needs is remote. See the Financial Condition section in Item 7 for details regarding the unrealized loss position on our fixed maturity securities.
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
We manage the amount of our capital to be consistent with an A indicative ratings level from Standard & Poor’s and A.M. Best. As of December 31, 2008, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred and, given the current market conditions, access to additional capital could be limited.
The Market Value Adjustment (MVA) feature on certain policies may cause surrenders to increase in an extremely low interest rate environment.
The surrender charge amount on our EquiTrust Life independent channel business may be impacted positively or negatively by a market value adjustment feature on these products. This adjustment feature may apply if the withdrawal amount exceeds the free withdrawal provision or the contract is surrendered during the surrender charge period. The adjustment is determined by a mathematical formula which measures changes in the interest rate environment since the contract was issued based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S Treasury interest rates are less than the rates in effect when a contract is issued. Market conditions with low U.S. Treasury yields provide an environment where contract holders may be able to surrender with smaller net surrender charges.
The unprecedented low U.S. Treasury yields late in 2008 and continuing into early 2009 provided an environment where contract holders were able to surrender with smaller net surrender charges, increasing the level of surrender activity. At the same time, credit spreads were increased and a majority or our fixed maturity securities were in an unrealized loss position.
We have initiated conservation efforts to reduce the surrender activity for existing contracts and are evaluating the terms and conditions for future products. In addition, the surrender charge protection has increased since year end with the increase in U.S. Treasury rates from the historic lows experienced at the end of 2008. However, the increase in surrenders, combined with the reduction in sales to preserve capital, may cause EquiTrust Life to incur losses and have net negative cash outflows in 2009. We anticipate using cash on hand and, to the extent necessary, proceeds from investment sales of fixed maturity securities in an unrealized gain position to meet these needs. We cannot predict the extent to which increased surrender activity will continue or what impact such excess surrenders could have on our business, results of operations, cash flows and financial condition.

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
We are subject to the risk that the issuers of fixed maturity securities and other debt securities in our portfolio (other than U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly in the event of a major downturn in economic activity. As of December 31, 2008, we held $9.0 billion of fixed income securities, $0.3 billion of which represented below-investment grade holdings. Of these $0.3 billion of below-investment grade holdings, 88.6% were acquired as investment grade holdings but, as of December 31, 2008, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.
We use derivative instruments to fund the credits on our index annuities. We purchase derivative instruments from a number of counterparties directly and assume derivatives through a coinsurance agreement. If our counterparties fail to honor their obligations under the derivative instruments, we will have failed to obtain funds for crediting appreciation in the applicable indices to contract holders. Any such failure could harm our financial strength and reduce our profitability.
We have entered into two interest rate swaps with a total notional amount of $100.0 million to manage interest rate risk on a portion of our flexible premium deferred annuity contracts. We also have one interest rate swap with a $46.0 million notional amount to hedge the variable component of the interest rate on a portion of our line of credit borrowings. We purchased these instruments from three different counterparties. If these counterparties fail to honor their obligations, we will have additional exposure to an increase in interest rates, which could harm our financial strength and reduce our profitability.
Changing interest rates, market volatility and general economic conditions affect the risks and the returns on both our products and our investment portfolio.
The market value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, level of interest rates and recognized equity and bond indices. Interest rate risk is our primary market risk exposure. Substantial and sustained changes in market interest rates can materially affect the profitability of our products, the market value of our investments and the reported value of stockholders’ equity.
A key component of our net income (loss) is the investment spread. A narrowing of investment spreads would adversely affect operating results. Although we have the right to adjust interest crediting rates on a substantial portion of our direct business in force, changes to crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In general, our ability to lower crediting rates is subject to a minimum crediting rate filed with and approved by state regulators. In addition, competition and other factors, including the potential for increases in surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at levels necessary to avoid the narrowing of spreads under certain market conditions.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks of Financial Instruments” for further discussion of our interest rate risk exposure and information regarding our asset-liability and hedging programs to help mitigate our exposure to interest rate risk.
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
As a holding company, we rely on dividends from subsidiaries to assist in meeting our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to satisfy our parent company payment obligations, including debt service and dividends on our common stock.
The ability of our subsidiaries, Farm Bureau Life and EquiTrust Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. The annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders’ surplus (total statutory capital stock and statutory surplus less certain admitted deferred tax assets) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2009, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $38.2 million. EquiTrust Life cannot pay a dividend without regulatory approval in 2009 due to its unassigned surplus position at December 31, 2008. See Note 13 of our consolidated financial statements for additional details on the dividend limitation.
In addition, the Life Companies are subject to the risk-based capital (RBC) requirement of the NAIC set forth in the Risk-Based Capital for Insurers Model Act. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers relative to the risks assumed by them and determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their RBC calculations as part of the statutory annual statements filed with state insurance regulatory authorities.
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
Failure to maintain adequate capital levels could lead to ratings downgrades and liquidity issues which could adversely affect our business and financial condition.
A significant ratings downgrade may have a material adverse effect on our business.
Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered significantly, our ability to market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our net income (loss) and liquidity. A decline in ratings could also violate the covenants of our $60.0 million line of credit and negatively affect the availability and cost of capital of borrowed funds. Our ratings reflect the agencies’ opinions as to the financial strength, operating performance and ability to meet obligations to policyholders of our insurance company subsidiaries. There is no assurance that a credit rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the applicable rating agency, if in the rating agency’s judgment, circumstances so warrant. See “Item 1. Business — Ratings and Competition” for a summary of our current ratings.
All segments of our business are highly regulated and these regulations or changes in them could affect our profitability.
We are subject to regulation under applicable insurance statutes, including insurance holding company statutes, in the various states in which our life subsidiaries operate. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies. Regulators oversee matters relating to sales practices, policy forms, claims practices, guaranty funds, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, changes in control and payment of dividends.
State insurance regulators and the NAIC continually reexamine existing laws and regulations, and may impose changes in the future.
As noted above, our life subsidiaries are subject to the NAIC’s RBC requirements which are used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insolvent insurance companies.
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, can significantly affect the insurance business. As increased scrutiny has been placed upon the insurance regulatory framework, a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and holding company systems. Legislation has been introduced in Congress in the past which could result in the federal government assuming some role in the regulation of the insurance industry. The regulatory framework at the state and federal level applicable to our insurance products is evolving and could affect the design of such products and our ability to sell certain products. Any changes in these laws and regulations could materially and adversely affect our business, financial condition or results of operations.

In 2008 the SEC approved its Rule 151A, which will change the federal law status of index annuities from insurance products to registered securities products. Various organizations within the life insurance industry are challenging this SEC action and are attempting to overturn this rule. Assuming this rule is enacted, its effective date is expected to be January 12, 2011. At that time, index annuities will be considered a type of security and all agents selling index annuities will be required to be registered representatives affiliated with a licensed broker dealer. As a result of this rule, we may incur increased costs and decreased production for our index annuities with possible product design and compensation limitations. Index annuities are important to our business; however we also offer a wide variety of life insurance and annuity products and have experience with registered investment products.
In addition, our investment management subsidiary is a federally registered investment adviser with the SEC. This subsidiary also manages investment companies (mutual funds) that are registered under the Investment Company Act, which places additional restrictions on its managers. Moreover, our separate accounts are registered as investment companies under the Investment Company Act. The investment companies we advise and our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker/dealer subsidiary that distributes the shares of our managed investment companies’ separate accounts is a broker/dealer registered with the SEC and is subject to regulation under the Exchange Act and various state laws, and is a member of, and subject to regulation by, FINRA. The registered representatives of our broker/dealer subsidiary and of other broker/dealers who distribute our securities products are regulated by the SEC and FINRA and are further subject to applicable state laws. We cannot predict the effect that any proposed or future legislation or rule making by the SEC, FINRA or the states will have on our financial condition or operational flexibility.
Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our net income (loss).
The process of calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing products for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time or place) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Inaccuracies in one or more of these assumptions could have a material adverse impact on our results of operations.
We may be required to accelerate the amortization of deferred policy acquisition costs or deferred sales inducements, which could adversely affect our results of operations or financial condition.
Deferred policy acquisition costs and deferred sales inducements (collectively, DAC), represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. We test the DAC recorded on our consolidated balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Increases in actual or expected future withdrawals or surrenders and investment losses, which are more likely in a severe economic recession, will result in an acceleration of DAC amortization. In addition, significant or sustained equity and bond market declines could result in an acceleration of DAC amortization related to variable annuity and variable universal life contracts.
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
Farm Bureau Life’s business relies significantly upon the maintenance of our right to use the “Farm Bureau” and “FB” trade names and related trademarks and service marks which are controlled by the American Farm Bureau Federation. See discussion under “Business — Marketing and Distribution — Affiliation with Farm Bureau” for information regarding this relationship and circumstances under which our access to the Farm Bureau membership base and use of the “Farm Bureau” and “FB” designations could be terminated. We believe our relationship with the Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. The loss of the right to use these designations in a key state or states could have a material adverse effect upon operating results.
Our relationship with Farm Bureau organizations could result in conflicts of interests.
Our business and operations are interrelated to a degree with that of the American Farm Bureau Federation, its affiliates, and state Farm Bureaus. The overlap of the business, including service of certain common executive officers and directors of the Company and the state Farm Bureau organizations, may give rise to conflicts of interest among these parties. Conflicts could arise, for example, with respect to business dealings among the parties, the use of a common agency force, the sharing of employees, space and other services and facilities under intercompany agreements, and the allocation of business opportunities between them. Conflicts of interest could also arise between the Company and the various state Farm Bureau organizations in our life-only states, some of whose presidents serve as directors of the Company, and which control their state affiliated property-casualty insurance company, with respect to the use of the common agency force. We have adopted a conflict of interest policy which requires a director to disclose to the Board of Directors and any appropriate committee of the Board, the existence of any transaction or proposed transaction in which the Director has a direct or indirect interest, and the material facts relating thereto. In addition, a majority of our directors are independent and our Audit and Compensation and Governance committees are all comprised solely of independent directors.
Changes in federal tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally offer tax advantages to the policyholders, as compared to other savings instruments such as certificates of deposit and taxable bonds. Tax preferences include the deferral of income tax on the earnings during the accumulation period of the annuity or insurance policy as opposed to the current taxation of other savings instruments and the tax-free status of death benefit proceeds. In addition, life insurance companies receive a tax deduction for dividends received by separate accounts.
Legislation eliminating this tax deferral and dividends received deduction could have a material adverse effect on our ability to sell life insurance and annuities. Congress has from time to time considered legislation which would reduce or eliminate the benefits to policyholders of the deferral of taxation on the growth of value within certain insurance products or might otherwise affect the taxation of insurance products and insurance companies relative to other investments. To the extent that the Internal Revenue Code of 1986, as amended, is revised to reduce the tax-deferred status of insurance products, or to reduce the taxation of competing products, our financial position and results of operations could be adversely affected.
Our ability to maintain competitive costs is dependent upon the level of new sales and persistency of existing business.
Maintaining competitive costs depends upon numerous factors, including the level of new sales, persistency of existing business and expense management. A decrease in sales or persistency without a corresponding reduction in expenses could affect our business and results of operations.
If we are unable to attract and retain agents and develop new distribution sources, sales of our products and services may be reduced.
We compete to attract and retain exclusive agents for Farm Bureau Life and independent agents for EquiTrust Life. Intense competition exists for persons and independent distributors with demonstrated ability. We compete primarily on the basis of our products, compensation, support services, rating agency ratings and financial position. Sales and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents and additional distribution sources for our products.
Attracting and retaining employees who are key to our business is critical to our growth and success.
The success of our business is dependent, to a large extent, on our ability to attract and retain key employees. Competition is generally intense in the job market for certain positions, such as actuaries and other insurance professionals with demonstrated ability, particularly in our headquarters city of West Des Moines, Iowa, where we compete with other insurance and financial institutions.
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
In the event of a disaster or catastrophic event, a computer system or information technology failure could occur and potentially disrupt our business, damage our reputation and adversely affect our profitability. Disruptions or breaches could occur as a result of natural disasters, manmade disasters, epidemic/pandemic, industrial accident, blackout, computer virus, criminal activity, technological changes or events, terrorism, or other unanticipated events beyond our control. While the company has obtained insurance and has implemented a variety of preventative security measures such as risk management, disaster recovery and business continuity plans, no predictions of specific scenarios can be made. Unanticipated problems with our business continuity systems and plans could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based processing, transmission, storage and retrieval systems and destroy valuable data.
We experience volatility in net income (loss) due to accounting standards for derivatives.
Under Statement of Financial Accounting Standards (Statement) No. 133, as amended, derivative instruments (including certain derivative instruments embedded in other contracts) not designated as hedges are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. This impacts the items of revenue and expense we report in the following ways.
•	We must mark to market the purchased call options we use to fund the index credits on our index annuities based upon quoted market prices from related counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their lives. The change in the difference between fair value and remaining option cost at beginning and end of year totaled ($109.7) million in 2008, ($51.1) million in 2007 and $75.7 million in 2006.

•	Under Statement No. 133, the future annual index credits on our index annuities are treated as a “series of embedded derivatives” over the expected life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivatives are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the contracts. The change in fair value of embedded derivatives increases with increases in volatility in the indices and changes in interest rates. We record the change in fair value of embedded derivatives as a component of our benefits and expenses. However, it will not correspond to the change in fair value of the purchased call options because the purchased options are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force, which typically exceeds 10 years. Changes in the value of the embedded derivatives included in the index annuity contracts totaled ($189.4) million in 2008, ($5.9) million in 2007 and $70.3 million in 2006.

•	Changes in the fair value of interest rate swaps backing our annuity liabilities are recorded in derivative income (loss) and totaled ($1.4) million in 2008 and ($4.8) million in 2007. Prior to April 2007, changes in the fair value of these swaps were recorded as a component of the change in accumulated other comprehensive income (loss). Amounts recorded in accumulated other comprehensive income (loss) as of March 31, 2007, are being amortized over the remaining life of the swap. These amounts totaled ($1.1) million in 2008, ($3.8) million in 2007 and ($1.2) million in 2006.
•	We adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of the three items discussed above.

•	Our earnings are also affected by the changes in the value of the embedded derivatives in convertible fixed maturity securities and modified coinsurance contracts. Changes in the value of these embedded derivatives totaled $0 in 2008, less than ($0.1) million in 2007 and ($0.2) million in 2006.
The application of Statement No. 133 to our derivatives and embedded derivatives may cause volatility in our results of operations.
We face risks relating to litigation, including the costs of such litigation, management distraction and the potential for damage awards, which may adversely impact our business.
We are occasionally involved in litigation, both as a defendant and as a plaintiff. In addition, state regulatory bodies, such as state insurance departments, the SEC, FINRA, the Department of Labor and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, the Employee Retirement Income Security Act of 1974 and laws governing the activities of broker-dealers. Companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. Moreover, we are subject to the risks of errors and misconduct by our affiliated agents, such as fraud, non-compliance with policies and recommending transactions that are not suitable. While we are not a party to any lawsuit that we believe will have a material adverse effect on our business, financial condition or results of operations, there can be no assurance that such litigation, or any future litigation, will not have such an effect, whether financially, through distraction of our management or otherwise.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. The property leased currently consists primarily of approximately 182,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. Operations related to our EquiTrust Life independent distribution are conducted from approximately 26,000 square feet of another office building in West Des Moines, Iowa, which is leased through 2016. We consider the current facilities to be adequate for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
We are a party to lawsuits arising in the normal course of business. We believe the resolution of these lawsuits will not have a material adverse effect on our financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES AND SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Stock Market and Dividend Information
The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2008 and 2007.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
2008
High	$35.21	$30.05	$34.86	$27.47
Low	26.07	17.17	18.39	6.53

Dividends declared and paid	$0.125	$0.125	$0.125	$0.125

2007
High	$41.53	$40.61	$40.50	$42.50
Low	36.58	36.89	30.33	33.98

Dividends declared and paid	$0.120	$0.120	$0.120	$0.120
There is no established public trading market for our Class B common stock. As of February 10, 2009, there were approximately 6,600 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in “street name”), and 24 holders of Class B common stock.
Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2009 will be up to $0.125 per common share.
For restrictions on dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” and Notes 1 and 13 to the consolidated financial statements.

Comparison of Five-Year Total Return

	Period Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
FBL Financial Group, Inc.	$100.00	$112.28	$130.91	$158.00	$141.40	$64.97
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Life & Health Insurance Index	100.00	122.14	149.65	174.36	193.53	100.02

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.
Issuer Purchases of Equity Securities
We did not have any issuer purchases of equity securities for the quarter ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A common stock that may be issued upon the exercise of options, warrants and rights, or granted as restricted stock, under our existing equity compensation plans, as of December 31, 2008. These plans include a stock compensation plan, a deferred compensation plan for executives and a deferred compensation plan for directors. Details regarding these plans can be found in Notes 1 and 9 to the consolidated financial statements.

			(c) Number of Securities
			Remaining
	(a) Number		Available for
	of Securities	(b) Weighted	Future Issuance
	to be Issued	Average	Under Equity
	Upon	Exercise Price	Compensation
	Exercise of	of	Plans
	Outstanding	Outstanding	(Excluding	(d) Total of
	Options,	Options,	Securities	Securities in
	Warrants	Warrants and	Reflected in	Columns (a)
Plan Category	and Rights	Rights	Column (a))	and (c)
Equity compensation plans approved by shareholders:
Stock compensation plan (1)	2,662,425	$28.68	3,788,923	6,451,348
Director’s deferred compensation plan	60,825		35,250	96,075
Executive deferred compensation plan	31,843		217,094	248,937

Total	2,755,093		4,041,267	6,796,360

Equity compensation plans not approved by shareholders:	None		None	None
Employer match deferred compensation plan	5,769		–	5,769

(1)	The stock compensation plan also permits the grant of restricted stock and other forms of equity, without limiting the number of shares which may be subject to any one kind of grant. The Company has granted 473,728 restricted shares beginning in 2004, of which at December 31, 2008, 69,582 shares have vested, 73,200 have been forfeited, and 330,946 remain subject to forfeiture if performance targets are not met. See “Compensation Discussion and Analysis — Long Term Incentives; Options and Restricted Stock” from the Company’s definitive proxy statement to be filed within 120 days of December 31, 2008.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2008	2007(2)	2006	2005	2004
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive and index product charges	$127,199	$114,529	$105,033	$96,258	$89,925
Traditional life insurance premiums	149,186	144,682	138,401	134,618	131,865
Net investment income	707,872	628,031	535,836	475,443	416,081
Derivative income (loss)	(208,793)	(4,951)	70,340	(2,800)	15,607
Realized/unrealized gains (losses) on investments	(156,309)	5,769	13,971	2,961	8,175
Total revenues	644,465	914,599	887,353	728,148	682,602

Net income (loss)	(18,149)	86,339	90,129	72,842	66,076
Per common share:
Earnings	(0.61)	2.90	3.06	2.51	2.31
Earnings – assuming dilution	(0.61)	2.84	3.01	2.47	2.26
Cash dividends	0.50	0.48	0.46	0.42	0.40
Weighted average common shares outstanding — assuming dilution	29,893,909	30,321,617	29,904,624	29,414,988	29,140,890
Consolidated Balance Sheet Data
Total investments	$10,854,059	$11,067,070	$9,782,626	$8,299,208	$7,501,680
Assets held in separate accounts	577,420	862,738	764,377	639,895	552,029
Total assets	14,060,814	13,927,859	12,154,012	10,153,933	9,100,736
Long-term debt	371,005	316,930	218,399	218,446	217,183
Total liabilities	13,802,353	13,024,877	11,273,154	9,309,538	8,267,934
Total stockholders’ equity (1)	258,365	902,891	880,720	844,231	832,611
Book value per common share (1)	8.46	29.98	29.59	28.88	28.87

Notes to Selected Consolidated Financial Data
(1)	Amounts are impacted by accumulated other comprehensive income (loss) totaling ($649.8) million in 2008, ($36.3) million in 2007, $28.2 million in 2006, $82.3 million in 2005, and $141.2 million in 2004. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired.
(2)	Certain amounts in the 2007 consolidated balance sheet data have been reclassified to conform to the 2008 financial statement presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When reading the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, please refer to our consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data,” of this report. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies).
In this discussion and analysis, we explain our consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance, including:
•	factors which affect our business,
•	our revenues and expenses in the periods presented,
•	changes in revenues and expenses between periods,
•	sources of earnings and changes in shareholders’ equity,
•	impact of these items on our overall financial condition and
•	expected sources and uses of cash.
We have organized our discussion and analysis as follows:
•	First, we discuss our business and drivers of profitability.
•	We then describe the business environment in which we operate including factors that affect operating results.
•	We highlight significant events that are important to understanding our results of operations and financial condition.
•	We then review the results of operations beginning with an overview of the total company results, followed by a more detailed review of those results by operating segment.
•	We review our financial condition addressing investment portfolio, market risks, sources and uses of cash, capital resources and requirements and commitments.
•	Finally, we discuss critical accounting policies and recently issued accounting standards. The critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult or complex judgment.
Overview and Profitability
We sell individual life insurance and annuity products through an exclusive distribution channel and individual annuity products through independent agents and brokers. Our exclusive agency force consists of 1,962 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Our independent channel, which we began in 2003, consists of 19,098 agents and brokers operating throughout the United States. In addition to writing direct insurance, we assume business through various coinsurance agreements. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.
Our profitability is primarily a factor of:
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
•	Our ability to manage our investment portfolio to maximize investment returns while providing adequate liquidity for obligations to policyholders and minimizing the risk of defaults or impairments of invested assets.
•	Our ability to manage the level of our operating expenses.
•	Actual experience and changes in assumptions for expected surrender and withdrawal rates, mortality, and spreads used in the amortization of deferred policy acquisition expense and deferred sales inducement amounts.
•	Changes in fair values of derivatives and embedded derivatives relating to our index annuity business.
Impact of Recent Business Environment
The financial markets experienced stress during the second half of 2007, which continued and significantly increased during 2008 and into 2009. The volatility and disruption in the financial markets have reached unprecedented levels, causing the availability and cost of credit to be materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated a severe recession. These economic conditions did not negatively impact our sales in 2008. However, an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment may adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.
The fixed income markets are experiencing a period of extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. In addition, there have been credit downgrade events and an increased probability of default for many fixed income instruments. Equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. These volatile market conditions have also increased the difficulty of valuing certain securities as trading is less frequent and/or market data is less observable. There were certain securities that were in active markets with significant observable data that became illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.
The volatile and illiquid market conditions increased levels of credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities during 2008. While the increase in credit spreads generated a steeper yield curve making our annuity products more attractive to investors, it also caused a significant reduction in the carrying value of our investments, negatively impacting our financial condition and reported book value per share. These conditions also caused us to hold a higher amount of cash and short-term investments in order to maintain a more liquid position during uncertain times.
Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offer a market value adjustment feature which is based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. Late in 2008 and continuing into early 2009, market conditions emerged with unprecedented low U.S. Treasury yields providing an environment where contract holders were able to surrender with smaller net surrender charges, increasing the level of surrender activity. The unanticipated increase in surrenders required us to update assumptions in the models used to calculate amortization of deferred acquisition costs and deferred sales inducements, which negatively impacted our results of operations in the fourth quarter of 2008.
We maintain certain capital levels in accordance with statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. As a result of the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. In addition, our capital levels were negatively impacted during 2008 as a result of realized losses on our investments due to the downturn in economic activity, increased level of credit spreads and limited liquidity conditions. In 2008, we incurred additional debt to assist with our capital requirements and provide additional liquidity. During the last half of 2008, we also took rate and other actions to reduce sales of new fixed rate annuity contracts at EquiTrust Life and are evaluating the terms and conditions for future products to preserve our capital position. See the “Liquidity and Capital Resources” section below for additional details regarding our capital position.
Results of Operations for the Three Years Ended December 31, 2008

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Revenues	$644,465	$914,599	$887,353
Benefits and expenses	676,343	788,793	753,865

	(31,878)	125,806	133,488
Income taxes	13,662	(41,051)	(44,368)
Minority interest and equity income	67	1,584	1,009

Net income (loss)	$(18,149)	$86,339	$90,129

Earnings (loss) per common share	$(0.61)	$2.90	$3.06

Earnings (loss) per common share – assuming dilution	$(0.61)	$2.84	$3.01

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$249,039	$126,849	$140,279
Traditional Annuity – Independent Distribution	1,565,255	1,569,128	1,808,482
Traditional and Universal Life Insurance	191,932	185,904	175,185
Variable Annuity and Variable Universal Life (1)	136,971	181,309	154,651
Reinsurance assumed and other	13,672	15,238	17,604

Total	$2,156,869	$2,078,428	$2,296,201

Direct life insurance in force, end of year (in millions)	$43,513	$41,092	$38,372
Life insurance lapse rates	6.4%	6.1%	6.5%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution	3.9%	5.2%	5.1%
Independent Distribution	7.8%	5.5%	5.1%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct premiums collected in the Traditional Annuity — Exclusive Distribution segment increased in 2008 primarily due to lower short-term market interest rates making certificates of deposits and other short-term investments less attractive in relation to our traditional fixed annuity products. Direct premiums collected in the Traditional Annuity — Independent Distribution segment decreased in 2008 as a result of rate and other actions taken to preserve capital in the second half of 2008, partially offset by a more favorable market environment for traditional annuity products. Direct premiums collected in the Traditional Annuity — Independent Distribution segment decreased in 2007, primarily due to a more favorable market environment during 2006 for the sale of our multi-year guaranteed annuity product combined with a competitive environment for index annuity sales in 2007. We also took actions to further increase the profitability of our products in 2007. Variable premiums collected tend to vary with volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.
The increase in the withdrawal rate for the Independent Distribution segment in 2008 is primarily due to the impact of low U.S. Treasury yields on the market value adjustment feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. See additional details on this feature in the “Market Risk of Financial Instruments” section that follows. We also believe aging of the business in force relating to the annuity business assumed under coinsurance agreements and business written directly through the EquiTrust Life independent agents is driving a portion of the increase in withdrawal rates as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages.
Net income (loss)
Net income (loss) decreased 121.0% in 2008 to ($18.1) million and decreased 4.2% in 2007 to $86.3 million. As discussed in detail below, net income (loss) decreased in 2008 primarily due to realized losses on investments, the impact of changes in the assumptions used to amortize deferred policy acquisition costs and deferred sales inducements and an increase in death benefits. Net income decreased in 2007 due to the impact of changes in unrealized gains and losses on derivatives and a decrease in realized gains on investments, partially offset by the impact of growth in the volume of business in force and decrease in death benefits. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting net income (loss).
Spreads Earned on our Universal Life and Individual Traditional Annuity Products

	Year ended December 31,
	2008	2007	2006
Weighted average yield on cash and invested assets	6.18%	6.13%	6.23%
Weighted average interest crediting rate/index cost	3.94%	3.72%	3.63%

Spread	2.24%	2.41%	2.60%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and traditional annuity products net of investment expenses. The yield also includes gains or losses relating to our interest rate swap program for certain individual traditional annuities. The impact of the swap program was previously reported in the weighted average crediting rate/index costs and the 2007 and 2006 results above have been restated to conform to the 2008 presentation. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. The spread noted above decreased in 2008 and 2007 partially due a shift in the mix of direct business to products with a lower spread target and a decrease in spread earned on assumed business. In addition, in 2008 we had a decrease in prepayment fee income. We also retained a higher amount of cash and short-term investments due to the volatile financial markets limiting the availability of high quality fixed maturity securities and our desire to maintain a more liquid position during uncertain economic times. See the “Segment Information” section that follows for further discussion of our spreads.
Impact of Unlocking on Pre-tax Income

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands except per share data)
Amortization of deferred policy acquisition costs	$(14,957)	$942	$1,570
Amortization of deferred sales inducements	(14,437)	1,134	146
Amortization of value of insurance in force acquired	(265)	(1,276)	(405)
Amortization of unearned revenues	316	405	332

Increase (decrease) to pre-tax income	$(29,343)	$1,205	$1,643

Impact per common share (basic and diluted), net of tax	$(0.64)	$0.03	$0.04

We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact of unlocking in 2008 was primarily due to updating the amortization models for assumptions relating to the significant increase to surrender and withdrawal rates late in 2008 and into 2009 on annuities sold through our independent distribution channel, as discussed above in the “Impact of Recent Business Environment” section. These assumption changes resulted in an unlocking adjustment which totaled $29.6 million in the fourth quarter of 2008. See the “Segment Information” section that follows for additional discussion of our unlocking adjustments.
Impact of Operating Adjustments on Net Income (Loss)
As noted in the “Segment Information” section that follows, we use both net income (loss) and operating income to measure our operating results. Operating income for the years covered by this report equals net income (loss), excluding the impact of: (1) realized gains and losses on investments, (2) the change in net unrealized gains and losses on derivatives, (3) the cumulative effect of change in accounting principles and (4) a lawsuit settlement. The rationale for excluding these items from operating income is explained in the “Segment Information” section that follows and Note 14 to our consolidated financial statements.

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments	$(156,309)	$5,769	$13,971
Change in net unrealized gains/losses on derivatives	75,652	(49,361)	4,574
Change in amortization of:
Deferred policy acquisition costs	(4,255)	16,856	(1,561)
Deferred sales inducements	(19,966)	12,895	(1,409)
Value of insurance in force acquired	820	12	54
Unearned revenue reserve	(158)	(16)	(1)
Cumulative effect of change in accounting principle	—	(283)	—
Lawsuit settlement	—	—	(4,880)
Income tax offset	36,475	4,846	(3,762)

Net impact of operating income adjustments	$(67,741)	$(9,282)	$6,986

Summary of adjustments noted above after offsets and income taxes:
Realized/unrealized gains (losses) on investments	$(79,542)	$4,501	$9,222
Change in net unrealized gains/losses on derivatives	11,801	(13,500)	936
Cumulative effect of change in accounting principle	—	(283)	—
Lawsuit settlement	—	—	(3,172)

Net impact of operating income adjustments	$(67,741)	$(9,282)	$6,986

Net impact per common share – basic	$(2.27)	$(0.31)	$0.24

Net impact per common share – assuming dilution	$(2.27)	$(0.31)	$0.23

Changes in Net Income (Loss)
Net income (loss) totaled ($18.1) million in 2008, $86.3 million in 2007 and $90.1 million in 2006. A detailed discussion of changes in net income (loss) is included below.

	Year ended December 31,
	2008 vs. 2007	2007 vs. 2006
Premiums and product charges	$17,174	$15,777
Net investment income	79,841	92,195
Derivative income (loss)	(203,842)	(75,291)
Realized/unrealized gains (losses) on investments	(162,078)	(8,202)
Other income and other expenses	(1,573)	642
Interest sensitive and index products benefits and change in value of index product embedded derivative	185,561	(27,510)
Traditional life insurance policy benefits	(10,293)	(3,069)
Underwriting, acquisition and insurance expenses	(59,573)	2,698
Interest expense	(2,901)	(4,922)
Income taxes	54,713	3,317
Minority interest and equity income	(1,517)	575

Total change in net income (loss)	$(104,488)	$(3,790)

Premiums and Product Charges

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$127,199	$114,529	$105,033
Traditional life insurance premiums	149,186	144,682	138,401

Total	$276,385	$259,211	$243,434

Premiums and product charges increased 6.6% in 2008 to $276.4 million and 6.5% in 2007 to $259.2 million. The increases in interest sensitive and index product charges in 2008 and 2007 are principally driven by surrender charges on annuity and universal life products and cost of insurance charges on variable universal life and universal life products.
Surrender charges totaled $33.6 million in 2008, $23.4 million in 2007 and $18.3 million in 2006. Surrender charges increased primarily due to an increase in surrenders relating to the impact of market value adjustments on certain products sold by our EquiTrust Life independent distribution, as discussed in the “Impact of Recent Business Environment” section above, and also due to growth in the volume and aging of business in force.
Surrender Charges on EquiTrust Life Direct Fixed Annuity Contracts

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Surrender charges:
Gross surrender charges	$37,519	$8,792	$3,538
Market value adjustments	(15,537)	1,145	879

Net surrender charges	$21,982	$9,937	$4,417

The average aggregate account value for annuity and universal life insurance in force, which increased due to increases in premiums collected as summarized in the “Other data” table above, totaled $9,715.4 million for 2008, $8,428.8 million for 2007 and $6,861.7 million for 2006. We believe aging of the business in force is also driving a portion of the increase in surrender charges relating to the annuity business assumed under coinsurance agreements and business written directly through the EquiTrust Life independent agents as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages. We started assuming business under coinsurance agreements in 2001 and started selling annuities directly through EquiTrust Life independent agents in the fourth quarter of 2003. Net surrender charges on this coinsurance and direct business totaled $30.5 million for 2008, $20.5 million for 2007 and $15.6 million for 2006.
Cost of insurance charges totaled $68.0 million in 2008, $65.3 million in 2007 and $63.8 million in 2006. Cost of insurance charges increased primarily due to aging of the business in force as the cost of insurance charge rate per each $1,000 in force increases with the age of the insured, and sales of our new universal life secondary guarantee product introduced in 2008. The average age of our universal life and variable universal life policyholders was 46.0 years in 2008, 45.4 years in 2007 and 45.0 years in 2006.
Traditional premiums increased in 2008 and 2007 due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $22,060.9 million for 2008, $20,089.8 million for 2007 and $18,294.4 million for 2006. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net Investment Income
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 12.7% in 2008 to $707.9 million and increased 17.2% in 2007 to $628.0 million. These increases are primarily due to increases in average invested assets. Average invested assets increased 13.5% to $11,835.2 million (based on securities at amortized cost) in 2008 and 18.2% to $10,430.4 million in 2007. Average invested assets totaled $8,822.7 million in 2006. The increase in average invested assets in 2008 and 2007 is principally due to net premium inflows from the Life Companies and proceeds from borrowings in March 2007 and the last half of 2008.
Net investment income was impacted by fee income from bond calls, tender offers and mortgage loan prepayments, which totaled $2.8 million in 2008, $10.1 million in 2007 and $8.9 million in 2006. Net investment income also includes less than $0.1 million in 2008, ($1.3) million in 2007 and $0.1 million in 2006 representing the acceleration (reversal) of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period. See the “Financial Condition — Investments” section that follows for a description of how changes in prepayment speeds impact net investment income.
The annualized yield earned on average invested assets decreased to 6.17% in 2008 from 6.19% in 2007 and 6.25% in 2006. The decrease in yield earned in 2008 is primarily due to the reduction in fee income described above and an increase in the level of cash and short-term investments we retained due to the volatile financial markets limiting the availability of high quality fixed maturity securities and our desire to maintain a more liquid position during uncertain economic times. Market conditions also impacted the investment portfolio yields based on the level of market investment rates for new acquisitions compared to our average portfolio yield or the yield on investments maturing or being paid down. The average yields on fixed maturity securities purchased were 6.32% for 2008, 6.11% for 2007 and 6.04% for 2006. The average yields on fixed maturity securities maturing or being paid down were 6.13% for 2008, 6.59% for 2007 and 6.62% for 2006.
Derivative Income (Loss)

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$36,280	$156,378	$67,919
Change in the difference between fair value and remaining option cost at beginning and end of year	(109,727)	(51,087)	75,655
Cost of money for call options	(128,514)	(108,379)	(73,070)

	(201,961)	(3,088)	70,504
Other	(6,832)	(1,863)	(164)

Total	$(208,793)	$(4,951)	$70,340

Gains received at expiration decreased in 2008 as a result of declines in the S&P 500 Index® (upon which the majority of our options are based). Gains received at expiration increased in 2007 due to growth in the volume of index annuities in force and appreciation in the market indices on which our options are based. These gains are used to fund index credits on index annuities, which also decreased in 2008 and increased in 2007, as discussed below under “Interest Sensitive and Index Product Benefits.” The average aggregate account value of index annuities in force, which has increased due to new sales, totaled $4,709.6 million for 2008, $4,106.8 million for 2007 and $3,200.1 million for 2006. The changes in the difference between the fair value of the call options and the remaining option costs are caused primarily by the timing of index settlements and the change in the S&P 500 Index.
Range of Index Appreciation for S&P 500 Index Options Expiring During the Periods

	Year Ended December 31,
	2008	2007	2006

Annual point-to-point strategy	0.0%-2.6%	1.9%-24.4%	1.1%-16.0%
Monthly sum cap strategy	0.0%	N/A	N/A
Monthly point-to-point strategy	0.0%	0.0%-16.1%	0.0%-12.7%
Monthly average strategy – one-year options	0.0%-6.3%	1.2%-14.1%	0.9%-9.1%
Monthly average strategy – two-year options	0.0%-14.1%	8.1%-16.4%	N/A
Daily average strategy	0.0%-5.2%	2.1%-11.1%	0.7%-8.7%

N/A —	not applicable as option strategy was not offered during the prior period.
The change in fair value is also reduced by participation rates and caps, as applicable, on the underlying options. Furthermore, the change in fair value is impacted by options based on other underlying indices. The cost of money for call options increased due to the impact of growth in the volume of index annuities in force. In addition, the price of call options increased due to an increase in the volatility of the equity markets during 2008 and 2007. Other derivative loss is comprised of changes in the value of the conversion feature embedded in convertible fixed maturity securities and the embedded derivative included in our modified coinsurance contracts. In addition, beginning in the second quarter of 2007, other derivative loss includes cash flows and the change in fair value of the interest rate swaps relating to our flexible premium deferred annuity contracts due to the adoption of Statement of Financial Accounting Standards (Statement) 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” See Note 3 to our consolidated financial statements for additional details on this change in accounting. Derivative income (loss) will fluctuate based on market conditions.
Realized/Unrealized Gains (Losses) on Investments

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$7,387	$10,398	$16,861
Realized losses on sales	(5,477)	(200)	(633)
Realized losses due to impairments	(158,219)	(4,502)	(2,340)
Unrealized gains on trading securities	–	73	83

Total	$(156,309)	$5,769	$13,971

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Gains on sales include $4.1 million in 2008, $6.1 million in 2007 and $13.5 million in 2006 related to sales of a portion of our investment in American Equity Investment Life Holding Company (AEL) common stock. Gains on sales in 2006 also included a $1.9 million gain related to the sale of our equity investment in an affiliate, Western Agricultural Insurance Company, to another affiliate, Farm Bureau Mutual Insurance Company (Farm Bureau Mutual). Realized losses on sales in 2008 include a $2.3 million loss on a bank and a $2.1 million loss on a printing and publishing company. Both of these companies experienced a significant deterioration of financial results during 2008 and filed for bankruptcy. See “Financial Condition – Investments” and Note 2 for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2008 and 2007.
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:
•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of the unrealized loss;
•	level of current market interest rates compared to market interest rates when the security was purchased;
•	length of time the security has been in an unrealized loss position; and
•	our intent and ability to hold the security.
If we determine that an unrealized loss is other than temporary, the security is written down to its fair value with the difference between amortized cost and fair value recognized as a realized loss.
Investment Impairments Individually Exceeding $0.5 Million

	Impairment
General Description	Loss	Circumstances
	(Dollars in
	thousands)
Year ended December 31, 2008:

Other asset-backed securities	$68,487	Losses on 13 securities increased due to increasing delinquencies by homeowners. Collateral is second lien home equity loans with minimal recoveries expected. In addition, underlying insurance that was expected to absorb losses was deemed to be less valuable due to the monoline insurer being downgraded. One issuer also filed for bankruptcy. (A)

Depository Institution	$10,969	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Commercial mortgage-backed security	$10,959	Ratings declined and the probability of future losses increased due to declining economic conditions and a reduction in the debt available to absorb losses prior to our ownership class. (A)

Foreign depository institution	$9,900	The probability of future losses increased due to declining economic conditions. In addition, the board of directors resigned and a foreign government seized control of the entire banking system due to financial turmoil. (A)

Collateralized debt obligation	$9,800	The value of collateral supporting this issue declined, which triggered an event whereby we did not receive interest on our investment. Rating declines on the security also occurred during 2008. (A)

Other asset-backed security	$9,114	Ratings declined and losses from the underlying home equity loans to Alt-A borrowers increased. (A)

	Impairment
General Description	Loss	Circumstances
Reinsurance carrier	$7,299	Rating declines occurred and the fair value decreased significantly due to subprime and Alt-A exposure and the parent's potential reorganization, which reduced estimates on potential recovery. (A)

Major printing & publishing company	$6,868	Rating declines occurred and concerns regarding short-term liquidity in the current economic environment reduced estimates on potential recovery. (A)

Securities & commodities broker	$5,980	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$3,871	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major United States automaker	$3,570	Rating declines occurred due to deteriorating economic conditions and increased concerns about the company's ability to sustain as a going concern. This reduced estimates on potential recovery. (A)

Securities & commodities broker	$2,893	Bankruptcy filings by a counterparty reduced estimates on the potential recovery of derivative instruments assumed through a coinsurance agreement. (A)

Major United States automaker	$2,338	Rating declines occurred due to deteriorating economic conditions and liquidity concerns. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$2,283	Rating declines and other adverse details regarding the financial status of the company became available. The company also filed for bankruptcy protection. (A)

Major retail company	$2,219	The company reported negative earnings results and the probability of future losses increased due to declining economic conditions. The company also filed for bankruptcy protection, further reducing estimates on potential recovery. (A)

Structured investment vehicle	$1,670	Rating declines occurred and the issuer was served a notice of default, which reduced estimates on potential recovery. The company also filed for bankruptcy protection. This issue is held as collateral for securities lending. (A)

Year ended December 31, 2007:

Major printing and publishing company	$3,285	The company announced that it would take the company private in a series of transactions tendering outstanding shares. In addition, rating declines and other adverse details regarding the financial status of the company became available. (A)

United States military base housing revenue bond	$812	The United States closed one military base leading to a restructuring and tender offer for the bonds. (A)

	Impairment
General Description	Loss	Circumstances
Year ended December 31, 2006:

Major United States credit company	$986	Valuation of this security is tied to the strength of its parent. Continued rating declines and other adverse details regarding the financial status of the parent company became available. (A)

Major United States automaker	$648	Continued rating declines and other adverse details regarding the financial status of the company became available. In addition, the company faced labor strikes and restated its financial statements. (A)

Major United States automaker	$643	Continued rating declines and other adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. We concluded that there is no impact on other material investments in addition to amounts already written down.
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
Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$289,761	$240,943	$204,693
Index credits	35,552	154,449	71,299
Amortization of deferred sales inducements	67,729	9,352	18,680
Interest sensitive death benefits	47,388	37,800	44,160

	440,430	442,544	338,832
Change in value of index product embedded derivative	(189,354)	(5,907)	70,295

Total	$251,076	$436,637	$409,127

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 42.5% in 2008 to $251.1 million and increased 6.7% in 2007 to $436.6 million. The decrease in 2008 is primarily due to market depreciation on the indices backing the index annuities, partially offset by the impact of unlocking of amortization of deferred sales inducements associated with increased surrenders and withdrawals. In addition, interest credited increased due to an increase in the volume of annuity business in force and there was an increase in interest sensitive death benefits. In 2007, the increase was primarily due to an increase in volume of annuity business in force, partially offset by market depreciation and a decrease in interest sensitive death benefits. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to additional premiums collected as summarized in the “Other data” table above, totaled $8,821.1 million for 2008, $7,536.9 million for

2007 and $5,970.0 million for 2006. These account values include values relating to index contracts totaling $4,709.6 million for 2008, $4,106.8 million for 2007 and $3,200.1 million for 2006.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.94% for 2008, 3.72% for 2007 and 3.63% for 2006. See the “Segment Information” section that follows for additional details on our spreads.
As discussed above under “Derivative Income (Loss),” the change in the amount of index credits is impacted by growth in the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, during 2006, we reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million. This adjustment, which is the correction of an overstatement that started in 2001, increased net income (loss) $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. This adjustment does not impact our segment results as the segment results are based on operating income which, as explained in the “Segment Information” section, excludes the impact of changes in the valuation of derivatives.
The changes in amortization of deferred sales inducements are primarily due to the impact of changes in unrealized gains and losses on derivatives and unlocking assumptions used in the amortization calculation. In addition, the impact of new sales increased amortization in 2008 and 2007. Deferred sales inducements on interest sensitive and index products totaled $417.1 million at December 31, 2008, $319.2 million at December 31, 2007 and $225.1 million at December 31, 2006. The impact of unlocking and the change in unrealized gains/losses on derivatives is detailed in the sections above.
Traditional Life Insurance Policy Benefits

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$96,884	$90,808	$90,837
Increase in traditional life future policy benefits	43,255	37,682	33,500
Distributions to participating policyholders	20,064	21,420	22,504

Total	$160,203	$149,910	$146,841

Traditional life insurance policy benefits increased 6.9% in 2008 to $160.2 million and 2.1% in 2007 to $149.9 million. Traditional life insurance death benefits increased 18.6% to $60.6 million in 2008 and decreased 5.0% to $51.1 million in 2007. Surrender benefits decreased 7.8% to $32.6 million in 2008 and increased 7.5% to $35.4 million in 2007. The change in traditional life and future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Distributions to participating policyholders decreased in 2008 and 2007 due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the “Net Investment Income” section above. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,613	$13,906	$13,497
Amortization of deferred policy acquisition costs	128,114	68,394	68,541
Amortization of value of insurance in force acquired	2,705	5,069	3,458
Other underwriting, acquisition and insurance expenses, net of deferrals	76,961	74,451	79,022

Total	$221,393	$161,820	$164,518

Underwriting, acquisition and insurance expenses increased 36.8% in 2008 to $221.4 million and decreased 1.7% in 2007 to $161.8 million. Amortization of deferred policy acquisition costs increased in 2008 primarily due to the impact of unlocking assumptions used in the amortization calculation. See sections above and the “Market Risks of Financial Instruments — Interest Rate Risk” section that follows for additional information on the impact of increased surrender activity on the amortization of deferred policy acquisition costs. In addition, amortization of deferred policy acquisition costs increased due to the impact of unrealized gains/losses on derivatives and an increase in the volume of business in force resulting primarily from direct sales from our EquiTrust Life distribution channel, partially offset by the impact of realized/unrealized gains and losses on investments. Amortization of deferred policy acquisition costs on our direct EquiTrust Life business, excluding the impact of unlocking, changes in unrealized gains/losses on investments and derivatives, totaled $42.5 million in 2008, $24.6 million in 2007 and $15.1 million in 2006. The impact of realized/unrealized gains and losses on investments and the change in unrealized gains/losses on derivatives is detailed in the sections above. Amortization of value of insurance in force acquired decreased in 2008 and increased in 2007 primarily due to the impact of unlocking in 2007 and realized losses on investments in 2008.
The increase in other underwriting, acquisition and insurance expenses in 2008 is primarily due to a $1.0 million increase in software amortization and a $0.5 million increase in salaries and benefits. The decrease in other underwriting, acquisition and insurance expenses in 2007 is primarily due to a $4.9 million lawsuit settlement in 2006 ($0.11 per basic and diluted common share, after taxes). See Note 1 to our consolidated financial statements for further details regarding the lawsuit settlement and a related unrecorded gain contingency.
During the first quarter of 2009, we announced certain cost-saving measures that we anticipate will reduce expenses by approximately $7.0 million, partially offset by approximately $1.2 million in one-time charges associated with implementing these cost-saving measures. In addition, we anticipate our pension expense will increase approximately $3.1 million in 2009, primarily due to losses on plan assets during 2008. The majority of the net decrease will be reflected in other underwriting, acquisition and insurance expenses, while the remainder will decrease other expenses.
Interest Expense
Interest expense increased 17.4% to $19.6 million in 2008 and 41.9% to $16.7 million in 2007 primarily due to an increase in our debt. Our average debt outstanding was $336.7 million in 2008 compared to $296.6 million in 2007 and $218.4 million in 2006. As discussed in the “Liquidity and Capital Resources” section that follows, our average debt outstanding increased due to issuance of the 2017 Senior Notes in March 2007 and the 2011 Senior Notes in November 2008 and an increase in the borrowing on our line of credit agreement in September 2008.
Income Taxes
Income tax expense (benefit) totaled ($13.7) million in 2008, $41.1 million in 2007 and $44.4 million in 2006. The effective tax rate was 42.9% for 2008, 32.6% for 2007 and 33.2% for 2006. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain. Permanent differences have a greater impact on the effective rates in 2008 due to the size of the pre-tax loss for the year relative to the size of the permanent differences. The decrease in the 2007 effective rate is primarily attributable to higher tax-exempt interest and dividend income and lower state income taxes.
In its Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (IRS) announced its intention to issue regulations which would limit our ability to receive a dividends-received deduction (DRD) on separate account assets held in connection with variable annuity and variable universal life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computation questions. No regulations were issued during 2008. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit we receive. We recorded separate account DRD tax benefits totaling $1.7 million in 2008, $2.4 million in 2007 and $1.6 million in 2006.
Equity Income (Loss), Net of Related Income Taxes
Equity income (loss), net of related income taxes, totaled less than ($0.1) million in 2008, $1.5 million in 2007 and $1.1 million in 2006. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income for the years ended December 31, 2008, 2007 and 2006 represents net income (loss) excluding, as applicable, the after tax impact of:
•	realized and unrealized gains and losses on investments;

•	changes in net unrealized gains and losses on derivatives;

•	the cumulative effect of changes in accounting principles; and

•	a nonrecurring lawsuit settlement.
The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income (loss) to measure our performance is summarized in Note 14, “Segment Information,” to our consolidated financial statements.

Reconciliation of Net Income (Loss) to Pre-tax Operating Income

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net income (loss)	$(18,149)	$86,339	$90,129
Net impact of operating income adjustments (1)	67,741	9,282	(6,986)
Income taxes on operating income	22,812	46,444	41,218

Pre-tax operating income	$72,404	$142,065	$124,361

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$27,946	$33,011	$35,555
Traditional Annuity – Independent Distribution	5,360	39,875	30,439
Traditional and Universal Life Insurance	53,059	58,685	58,706
Variable	(1,584)	12,514	3,596
Corporate and Other	(12,377)	(2,020)	(3,935)

	$72,404	$142,065	$124,361

(1) See “Impact of Operating Adjustments on Net Income (Loss)” above for additional details on operating income adjustments.
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other income	$1,261	$1,111	$1,091
Net investment income	145,309	146,267	146,433
Derivative income (loss)	(2,859)	3,025	(159)

	143,711	150,403	147,365
Benefits and expenses	115,765	117,392	111,810

Pre-tax operating income	$27,946	$33,011	$35,555

Other data
Annuity premiums collected, direct	$249,039	$126,849	$140,279
Policy liabilities and accruals, end of year	2,353,056	2,217,651	2,229,612

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.17%	6.67%	6.74%
Weighted average interest crediting rate/index cost	4.07%	4.36%	4.29%

Spread	2.10%	2.31%	2.45%

Individual traditional annuity withdrawal rate	3.9%	5.2%	5.1%
Pre-tax operating income for the Exclusive Annuity segment decreased 15.3% in 2008 to $27.9 million and 7.2% in 2007 to $33.0 million. The decrease in 2008 is primarily due to losses on our interest rate swaps and a reduction in investment prepayment fee income, partially offset by reducing crediting rates during 2008 and 2007 and growth of the volume of business in force. The decrease in 2007 was primarily due to the impact of unlocking on deferred policy acquisition costs as discussed under “Net Income (Loss).”
Net investment income includes $1.5 million in 2008, $4.6 million in 2007 and $3.5 million in 2006 in fee income from bond calls, tender offers and mortgage loan prepayments and the change in net discount accretion on mortgage and asset-backed securities as noted in the “Net Investment Income” section above. The weighted average yield on cash and invested assets was negatively impacted in 2008 and 2007 by reinvestment rates being lower than the yield on investments maturing or being paid down. The weighted average yield also includes the impact of our interest rate swap program. Income from these swaps was netted against interest credited through March 31, 2007, but included in derivative income (loss) starting in the second quarter of 2007. Operating income (loss) from these swaps totaled ($2.5) million in 2008, $3.9 million in 2007 and $3.7 million in 2006. See “Market Risks of Financial Instruments” following and Note 3 to our consolidated financial statements for additional information regarding these hedges and the accounting change in 2007.
Benefits and expenses decreased in 2008 primarily due to a decrease in interest credited and index credits on contract holders’ account balances. Effective March 1, 2008, we decreased the interest crediting rate on a significant portion of our annuity portfolio 30 basis points in response to the decline in portfolio yield. The increase in benefits and expenses in 2007 was primarily due to the impact of unlocking, which increased amortization of deferred policy acquisition costs $0.6 million in 2008 and $1.2 million in 2007 and decreased amortization $1.7 million in 2006.
The decrease in spreads is primarily due to the items impacting net investment income. While we have decreased interest crediting rates for many contracts, certain other products have reached the minimum guarantee crediting rates, which contributes to the decrease in spreads. Also contributing to the decrease in spreads is a shift of business to a new money product that has a short guaranteed interest period and lower spread target.
Premiums collected increased 96.3% to $249.0 million in 2008 and decreased 9.6% to $126.8 million in 2007. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2008 is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. We believe the decrease in annuity premiums in 2007 was due to a rise in short-term market interest rates. We also believe this environment resulted in fewer surrenders in 2008 and increased surrenders in 2007 and 2006, which impacted the withdrawal rates. For the company in total, the changes in annuity premiums were partially offset by changes in variable annuity premiums as discussed in the “Variable Segment” section that follows.
The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,564.1 million for 2008, $1,488.9 million for 2007 and $1,479.5 million for 2006.

Traditional Annuity – Independent Distribution Segment

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$30,467	$20,466	$15,612
Net investment income	395,127	309,131	225,206
Derivative income (loss)	(92,233)	47,290	(4,371)

	333,361	376,887	236,447
Benefits and expenses	328,001	337,012	206,008

Pre-tax operating income	$5,360	$39,875	$30,439

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$915,843	$690,646	$807,103
Index annuities	649,412	878,482	1,001,379

Total annuity premiums collected, independent channel	1,565,255	1,569,128	1,808,482
Annuity premiums collected, assumed	2,381	3,187	4,725
Policy liabilities and accruals, end of year	7,708,423	6,825,713	5,367,949

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.12%	5.84%	5.86%
Weighted average interest crediting rate/index cost	3.86%	3.48%	3.26%

Spread	2.26%	2.36%	2.60%

Individual traditional annuity withdrawal rate	7.8%	5.5%	5.1%
Pre-tax operating income for the Independent Annuity segment decreased 86.6% in 2008 to $5.4 million and increased 31.0% in 2007 to $39.9 million. The decrease in 2008 is primarily attributable to the impact of unlocking on our direct business and a reduction in spreads on assumed business, partially offset by increased volume of business in force. The increase in 2007 is principally due to growth in the volume of business in force, partially offset by a decrease in spreads. The volume of business in force increased due to the growth of our EquiTrust Life distribution channel and lower short-term market interest rates making certificates of deposits and other short-term investments less attractive in relation to our traditional annuity products. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,169.2 million for 2008, $5,966.7 million for 2007 and $4,401.2 million for 2006.
The increases in interest sensitive and index product charges are due to an increase in surrender charges. Surrender charges increased due to an increase in surrenders and withdrawals relating to the impact of market value adjustments on our direct fixed annuity products and growth in the volume and aging of business in force. In 2008, gross surrender charges were partially offset by the impact of the market value adjustment feature. This activity also caused increased withdrawal rates. See additional details on the impact of the market value adjustment under “Premiums and Product Charges” above and the “Market Risks of Financial Instruments” section that follows. The increases in net investment income are primarily attributable to growth in invested assets principally due to net premium inflows, and in 2008, an increase in the weighted average yield earned.
The changes in derivative income (loss) are primarily due to changes in proceeds from call option settlements and the cost of money for call options as discussed under “Derivative Income (Loss)” above. Call option settlements totaled $35.9 million in 2008, $155.3 million in 2007 and $68.5 million in 2006. The cost of money for call options increased to $128.1 million in 2008, $108.0 million in 2007 and $72.8 million in 2006.
Benefits and expenses decreased in 2008 and increased in 2007 primarily due to changes in index credits, partially offset by the impact of unlocking. Index credits totaling $35.5 million in 2008, $154.0 million in 2007 and $71.2 million in 2006 were primarily impacted by changes in the underlying market indices. These changes were partially offset by the impact of unlocking adjustments, which increased amortization of deferred policy acquisition costs and deferred sales inducements $28.7 million in 2008, and decreased amortization $1.9 million in 2007 and less than

$0.1 million in 2006. Growth in the volume of business in force also increased benefits and expenses in 2008 and 2007. The impact of unlocking in 2008 was primarily due to updating the amortization models for the increase in surrenders and withdrawals discussed above.
Premiums collected from the independent channel decreased in 2008 as a result of crediting rate and other actions taken to preserve capital in the second half of 2008, partially offset by a more favorable market environment for traditional annuity products. Direct premiums collected decreased in 2007, primarily due to a more favorable market environment during 2006 for the sale of our multi-year guaranteed annuity product combined with a competitive environment for index annuity sales in 2007. We also took actions to further increase the profitability of our products in 2007.
The weighted average yield on cash and invested assets increased in 2008 and decreased in 2007 primarily due to the impact of changes in market investment rates, as discussed under “Net Investment Income” above. These changes were partially offset by fee income (loss) from bond calls, tender offers, mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaling ($0.4) million in 2008, $0.7 million in 2007 and $2.1 million in 2006. The weighted average crediting rate increased in 2008 due to the sale of products with higher crediting rates and increases in option costs. The decrease in spread is due to lower spreads on assumed business and a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio. In addition, in the second half of 2008, we retained a higher amount of cash and short-term investments due to the volatile financial markets limiting the availability of high quality fixed maturity securities and our desire to maintain a more liquid position that would provide greater flexibility for managing in these unprecedented economic times.
Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$47,687	$46,180	$44,997
Traditional life insurance premiums and other income	149,153	144,682	138,401
Net investment income	143,324	144,231	142,620

	340,164	335,093	326,018
Benefits and expenses	287,105	276,408	267,312

Pre-tax operating income	$53,059	$58,685	$58,706

Other data
Life premiums collected, net of reinsurance	$202,845	$197,599	$187,649
Policy liabilities and accruals, end of year	2,227,338	2,168,445	2,131,548
Direct life insurance in force, end of year (in millions)	35,815	33,246	30,668

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.63%	6.83%	6.85%
Weighted average interest crediting rate	4.42%	4.42%	4.49%

Spread	2.21%	2.41%	2.36%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 9.6% in 2008 to $53.1 million and decreased less than 0.1% in 2007 to $58.7 million. The impact of an increase in the volume of business in force contributed to pre-tax operating income in 2008, 2007 and 2006. In 2008, this increase, combined with a decrease in dividends to participating policyholders, was offset by higher death benefits and a reduction in prepayment fee income. The decrease in pre-tax income in 2007 was primarily due to the impact of unlocking on deferred policy acquisition cost and the value of insurance in force acquired, partially offset by lower death benefits and increased spreads on our interest sensitive life business.
Traditional life insurance premiums increased in 2008 and 2007 primarily due to sales of life products by our Farm Bureau Life agency force. The decrease in net investment income in 2008 is primarily due to the impact of fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaling $1.7 million in 2008, $2.9 million in 2007 and $2.8 million in 2006.

Net investment income was positively impacted in 2008 and 2007 by an increase in invested assets, principally due to net premium inflows, partially offset by market investment rates being lower than our investment portfolio yield or yield on investments maturing or being paid down.
Death benefits totaled $91.0 million in 2008, $77.3 million in 2007 and $81.2 million in 2006. Amortization of deferred policy acquisition costs and the value of insurance in force decreased in 2008 and increased in 2007 primarily due the impact of unlocking, which increased amortization $0.3 million in 2008 and $2.4 million in 2007 and decreased amortization $1.2 million in 2006. In addition, amortization was impacted by changes in gross margins due to fluctuations in mortality and traditional life premiums.
The changes in the weighted average yield on cash and invested assets are attributable to the items affecting net investment income noted above. The decrease in weighted average interest crediting rate in 2007 is due to a decrease in credited rates on our direct business.
Variable Segment

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Pre-tax operating income (loss):
Operating revenues:
Interest sensitive product charges	$48,209	$46,790	$43,334
Net investment income	14,257	13,658	14,437
Other income	1,918	2,932	1,239

	64,384	63,380	59,010
Benefits and expenses	65,968	50,866	55,414

Pre-tax operating income (loss)	$(1,584)	$12,514	$3,596

Other data
Variable premiums collected, net of reinsurance	$136,971	$181,309	$154,651
Policy liabilities and accruals, end of year	255,921	229,196	237,343
Separate account assets, end of year	577,419	862,738	764,377
Direct life insurance in force, end of year (in millions)	7,698	7,846	7,704
Pre-tax operating income (loss) for the Variable segment totaled ($1.6) million in 2008, $12.5 million in 2007 and $3.6 million in 2006. The loss in 2008 is primarily due to an increase in death benefits and amortization of deferred policy acquisition costs, partially offset by an increase in interest sensitive product charges. The increase in 2007 is primarily due to an increase in the volume of business in force and a decrease in death benefits.
Interest sensitive product charges increased in 2008 from 2007 primarily due to the impact of the aging of business in force. Cost of insurance charges increased 5.4% to $29.7 million in 2008 and 5.4% to $28.2 million in 2007. Death benefits in excess of related account values on variable policies increased 54.6% to $16.3 million in 2008 and decreased 28.3% to $10.5 million in 2007. Amortization of deferred policy acquisition costs increased $8.0 million in 2008 due to the impact of negative separate account performance in 2008 and updating the amortization model for the current volume of business in force.
Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. The S&P 500 Index decreased 38.5% in 2008, and increased 3.5% in 2007 and 13.6% in 2006.

Corporate and Other Segment

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$9,855	$14,744	$7,140
Other income	23,158	23,607	22,533

	33,013	38,351	29,673
Interest expense	19,567	16,666	11,744
Benefits and other expenses	25,887	26,116	23,485

	(12,441)	(4,431)	(5,556)
Minority interest	71	49	(126)
Equity income, before tax	(7)	2,362	1,747

Pre-tax operating loss	$(12,377)	$(2,020)	$(3,935)

Pre-tax operating loss totaled $12.4 million in 2008 compared to $2.0 million in 2007 and $3.9 million in 2006. Net investment income decreased in 2008 due to decreases in average invested assets and short-term market interest rates. Average invested assets decreased due to transfers to meet the capital needs of other operating segments during the year, partially offset by proceeds from debt borrowings. In addition, net investment income was lower in 2008 due to our desire to maintain a more liquid portfolio during the fourth quarter. Net investment income increased in 2007 due to an increase in invested assets, primarily from the proceeds of the 2017 Senior Notes.
The changes in other income and other expense are primarily due to operating results of our non-insurance operations. These operations include management, advisory, marketing and distribution services and leasing activities. The changes in equity income are discussed in the “Equity Income” section above.
Interest expense increased in 2008 and 2007 due to an increase in our average debt outstanding resulting from additional debt borrowings as discussed in the “Interest Expense” section above.
Financial Condition
Investments
We account for our investments in accordance with Statement No. 157, “Fair Value Measurements.” Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. See further discussion of Statement No. 157 in the “Accounting Changes” section that follows and Note 4 to our consolidated financial statements.
Our total investment portfolio decreased 1.9% to $10,854.1 million at December 31, 2008 compared to $11,067.1 million at December 31, 2007. This decrease is primarily the result of an increase in unrealized depreciation on fixed maturity securities classified as available for sale and a decrease in the value of our derivatives, partially offset by net cash received from interest sensitive and index products and proceeds from issuance of the 2011 Senior Notes in November 2008. Net unrealized depreciation of fixed maturity securities increased $1,399.2 million during 2008 to a net unrealized loss of $1,539.6 million at December 31, 2008, principally due to the impact of a general widening of credit spreads, partially offset by a decrease in risk-free interest rates and write-downs for other-than-temporary impairments recorded in 2008. We believe credit spreads widened primarily due to the continued deterioration of the U.S. housing market, tightened lending conditions and decreased liquidity in the market. In addition, there is a severe global recession which has caused significant market strain. Early steps taken by the government to stabilize the financial system have proven ineffective and pressures on the financial system continued to build throughout 2008. Details regarding the investment impairments are discussed above in the “Realized/Unrealized Gains (Losses) on Investments” section under “Results of Operations.” Additional details regarding securities in an unrealized loss position at December 31, 2008 are included in the discussion that follows and in Note 2 to our consolidated financial statements.
Internal investment professionals manage our investment portfolio. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.

Investment Portfolio Summary

	December 31, 2008		December 31, 2007
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities – available for sale:
Public	$7,406,964	68.3%	$7,866,990	71.1%
144A private placement	1,164,417	10.7	1,318,181	11.9
Private placement	394,062	3.6	337,421	3.0

Total fixed maturities – available for sale	8,965,443	82.6	9,522,592	86.0
Equity securities	44,863	0.4	23,633	0.2
Mortgage loans on real estate	1,381,854	12.8	1,221,573	11.0
Derivative instruments	12,933	0.1	43,918	0.4
Investment real estate	2,559	–	2,559	–
Policy loans	182,421	1.7	179,490	1.6
Other long-term investments	1,527	–	1,300	–
Short-term investments	262,459	2.4	72,005	0.8

Total investments	$10,854,059	100.0%	$11,067,070	100.0%

As of December 31, 2008, 96.2% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2008, the investment in non-investment grade debt was 3.8% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.
Credit Quality by NAIC Designation and Standard & Poor’s (S&P) Rating Equivalents

NAIC		December 31, 2008		December 31, 2007
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,382,110	60.0%	$6,056,231	63.6%
2	BBB	3,243,034	36.2	3,100,795	32.6

	Total investment grade	8,625,144	96.2	9,157,026	96.2
3	BB	244,814	2.7	264,070	2.7
4	B	40,565	0.5	64,700	0.7
5	CCC, CC, C	43,064	0.5	36,314	0.4
6	In or near default	11,856	0.1	482	–

	Total below investment grade	340,299	3.8	365,566	3.8

	Total fixed maturities – available for sale	$8,965,443	100.0%	$9,522,592	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2008
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,246,895	$114,067	$4,806	$1,132,828	$(547,594)
Manufacturing	1,211,102	289,093	11,187	922,009	(183,439)
Mining	469,935	24,521	1,770	445,414	(73,562)
Retail trade	104,379	24,170	569	80,209	(16,819)
Services	184,528	42,850	1,164	141,678	(28,796)
Transportation	177,844	52,034	6,849	125,810	(20,253)
Utilities	1,279,641	299,537	16,623	980,104	(135,654)
Other	159,831	52,252	3,209	107,579	(21,275)

Total corporate securities	4,834,155	898,524	46,177	3,935,631	(1,027,392)
Mortgage and asset-backed securities	2,569,769	975,193	46,573	1,594,576	(478,994)
United States Government and agencies	250,893	217,379	12,891	33,514	(4,031)
State, municipal and other governments	1,310,626	142,107	4,565	1,168,519	(139,430)

Total	$8,965,443	$2,233,203	$110,206	$6,732,240	$(1,649,847)

	December 31, 2007
		Carrying Value		Carrying Value
		of Securities		of Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,826,956	$720,244	$25,480	$1,106,712	$(91,717)
Manufacturing	1,089,836	582,073	23,726	507,763	(31,703)
Mining	434,459	265,921	10,149	168,538	(7,738)
Retail trade	115,178	71,302	4,391	43,876	(3,336)
Services	171,913	108,239	4,818	63,674	(3,550)
Transportation	187,513	93,600	6,266	93,913	(5,460)
Utilities	1,115,319	640,827	26,962	474,492	(19,599)
Other	88,206	50,289	1,265	37,917	(1,711)

Total corporate securities	5,029,380	2,532,495	103,057	2,496,885	(164,814)
Mortgage and asset-backed securities	2,685,973	955,176	16,052	1,730,797	(102,631)
United States Government and agencies	554,340	405,936	8,454	148,404	(4,524)
State, municipal and other governments	1,252,899	723,326	19,118	529,573	(15,106)

Total	$9,522,592	$4,616,933	$146,681	$4,905,659	$(287,075)

Credit Quality of Available-For-Sale Fixed Maturity Securities with Unrealized Losses

		December 31, 2008
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent	Unrealized	Percent
Designation	Equivalent S&P Ratings	Losses	of Total	Losses	of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,545,103	52.7%	$(740,675)	44.9%
2	BBB	2,890,656	42.9	(738,512)	44.8

	Total investment grade	6,435,759	95.6	(1,479,187)	89.7
3	BB	212,438	3.1	(70,545)	4.3
4	B	37,399	0.6	(45,228)	2.7
5	CCC, CC, C	40,308	0.6	(47,615)	2.9
6	In or near default	6,336	0.1	(7,272)	0.4

	Total below investment grade	296,481	4.4	(170,660)	10.3

	Total	$6,732,240	100.0%	$(1,649,847)	100.0%

		December 31, 2007
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent	Unrealized	Percent
Designation	Equivalent S&P Ratings	Losses	of Total	Losses	of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,113,384	63.5%	$(172,016)	59.9%
2	BBB	1,605,652	32.7	(89,572)	31.2

	Total investment grade	4,719,036	96.2	(261,588)	91.1
3	BB	130,043	2.7	(13,533)	4.7
4	B	26,633	0.5	(5,335)	1.9
5	CCC, CC, C	29,947	0.6	(6,619)	2.3
6	In or near default	–	–	–	–

	Total below investment grade	186,623	3.8	(25,487)	8.9

	Total	$4,905,659	100.0%	$(287,075)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2008
		Amortized		Gross Unrealized
		Cost		Losses
		Market Value	Market Value is	Market Value	Market Value is
	Number	is Less than	75% or Greater	is Less than	75% or Greater
	of Issuers	75% of Cost	than Cost	75% of Cost	than Cost
Three months or less	170	$31,774	$784,689	$(12,658)	$(51,824)
Greater than three months to six months	193	75,356	1,024,158	(28,791)	(82,320)
Greater than six months to nine months	262	182,184	1,140,978	(56,719)	(111,013)
Greater than nine months to twelve months	143	288,140	780,947	(103,539)	(97,928)
Greater than twelve months	455	1,733,949	2,339,912	(785,180)	(319,875)

Total		$2,311,403	$6,070,684	$(986,887)	$(662,960)

	December 31, 2007
		Amortized		Gross Unrealized
		Cost		Losses
		Market Value	Market Value is	Market Value	Market Value is
	Number	is Less than	75% or Greater	is Less than	75% or Greater
	of Issuers	75% of Cost	than Cost	75% of Cost	than Cost
Three months or less	82	$3,998	$567,265	$(1,140)	$(12,874)
Greater than three months to six months	33	12,022	195,483	(3,164)	(9,828)
Greater than six months to nine months	143	39,900	972,367	(12,795)	(49,754)
Greater than nine months to twelve months	58	2,610	298,247	(1,375)	(12,843)
Greater than twelve months	375	74,182	3,026,660	(29,496)	(153,806)

Total		$132,712	$5,060,022	$(47,970)	$(239,105)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	December 31, 2008		December 31, 2007
	Carrying Value of		Carrying Value of
	Securities with	Gross	Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$43,483	$(4,985)	$4,697	$(2)
Due after one year through five years	791,636	(143,559)	206,405	(10,436)
Due after five years through ten years	2,037,451	(514,869)	1,205,663	(66,342)
Due after ten years	2,260,568	(506,966)	1,747,686	(106,075)

	5,133,138	(1,170,379)	3,164,451	(182,855)
Mortgage and asset-backed securities	1,594,576	(478,994)	1,730,797	(102,631)
Redeemable preferred stocks	4,526	(474)	10,411	(1,589)

Total	$6,732,240	$(1,649,847)	$4,905,659	$(287,075)

At December 31, 2008, unrealized losses on available-for-sale fixed maturity securities totaled $1,649.8 million primarily due to $1,027.4 million in unrealized losses on corporate securities. The unrealized losses on corporate securities were primarily due to:
•	increased credit spreads on commercial real estate investment trust bonds, due to the underlying real estate exposure and market concerns about the ability to access capital markets,

•	increased credit spreads and defaults in collateralized debt obligations,

•	a decrease in market liquidity and credit quality concerns of assets held by banking institutions and

•	increased credit spreads from weaker operating results in the manufacturing sector.
In addition, the unrealized losses on mortgage and asset-backed securities totaling $479.0 million, were primarily due an increase in credit spreads and decrease in market liquidity resulting from concerns about mortgage defaults on subprime and other risky mortgages and potential downgrades or defaults of monoline bond insurers. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, therefore we do not consider these investments to be other-than-temporarily impaired at December 31, 2008. See
Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.
Available-For-Sale Fixed Maturity Securities by Contractual Maturity

	December 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
Due in one year or less	$117,268	$113,169	$63,476	$63,980
Due after one year through five years	1,182,860	1,045,741	881,754	895,729
Due after five years through ten years	2,949,740	2,458,698	2,441,018	2,411,240
Due after ten years	3,248,026	2,773,540	3,470,968	3,432,672

	7,497,894	6,391,148	6,857,216	6,803,621
Mortgage and asset-backed securities	3,002,190	2,569,769	2,772,552	2,685,973
Redeemable preferred stocks	5,000	4,526	33,218	32,998

Total	$10,505,084	$8,965,443	$9,662,986	$9,522,592

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Mortgage and Asset-Backed Securities
Mortgage and asset-backed securities comprised 28.7% at December 31, 2008 and 28.2% at December 31, 2007 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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
Mortgage and Asset-Backed Securities by Type

	December 31, 2008
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,237,035	$1,264,691	$1,068,869	11.9%
Pass-through	219,447	219,855	225,513	2.5
Planned and targeted amortization class	508,133	513,373	464,296	5.2
Other	40,086	40,184	31,011	0.4

Total residential mortgage-backed securities	2,004,701	2,038,103	1,789,689	20.0
Commercial mortgage-backed securities	799,546	819,030	640,236	7.1
Other asset-backed securities	197,943	265,435	139,844	1.6

Total mortgage and asset-backed securities	$3,002,190	$3,122,568	$2,569,769	28.7%

	December 31, 2007
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,186,016	$1,211,070	$1,153,555	12.1%
Pass-through	199,854	200,024	200,900	2.1
Planned and targeted amortization class	479,194	484,620	473,094	5.0
Other	40,704	40,798	36,521	0.4

Total residential mortgage-backed securities	1,905,768	1,936,512	1,864,070	19.6
Commercial mortgage-backed securities	578,510	578,416	570,057	6.0
Other asset-backed securities	288,274	289,173	251,846	2.6

Total mortgage and asset-backed securities	$2,772,552	$2,804,101	$2,685,973	28.2%

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
The mortgage and asset-backed portfolios include securities with exposure to the Alt-A and subprime home equity loan sectors. Securities with Alt-A and subprime exposure are backed by loans to borrowers with credit scores below those of prime grade borrowers. Prior to 2008, we based our definition of Prime, Alt-A and subprime securities primarily on credit scores, whereby Alt-A securities included borrowers with credit scores ranging from 725 to 641 and subprime securities included borrowers with credit scores of 640 or less. During 2008, we refined our definitions to be more aligned with others in the industry and we now consider owner occupancy, the level of documentation, and quality of collateral, in addition to credit scores, for determining the appropriate classification of the securities in the portfolio. We believe the revised classifications are more appropriate as a security’s performance is highly dependent on the quality of the borrower. This refinement resulted in the reclassification from Alt-A to prime of securities from the 2003 origination year that had a fair value of $167.4 million at December 31, 2007.
Our direct exposure to the Alt-A home equity and subprime first-lien loan sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We do not own any direct investments in subprime lenders or adjustable rate mortgages.
Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2008			December 31, 2007
			Percent			Percent
	Amortized	Carrying	of Fixed	Amortized	Carrying	of Fixed
	Cost	Value	Maturities	Cost	Value	Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$557,311	$579,489	6.5%	$423,831	$427,097	4.5%
Prime	1,068,716	913,772	10.2	1,098,484	1,068,460	11.2
Alt-A	524,264	397,556	4.5	611,399	561,443	5.9
Subprime	30,133	20,311	0.2	30,146	29,259	0.3
Commercial mortgage	799,546	640,236	7.1	578,510	570,057	6.0
Non-mortgage	22,220	18,405	0.2	30,182	29,657	0.3

Total	$3,002,190	$2,569,769	28.7%	$2,772,552	$2,685,973	28.2%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.
Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2008
	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2008	$63,195	$67,391	$–	$–	$63,195	$67,391
2007	120,089	117,851	60,265	32,723	180,354	150,574
2006	117,671	106,016	22,436	11,099	140,107	117,115
2005	28,517	27,581	–	–	28,517	27,581
2004 and prior	1,273,488	1,162,275	319,040	264,753	1,592,528	1,427,028

Total	$1,602,960	$1,481,114	$401,741	$308,575	$2,004,701	$1,789,689

	December 31, 2007
	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2007	$100,400	$101,344	$60,235	$58,313	$160,635	$159,657
2006	94,081	94,749	22,438	19,361	116,519	114,110
2005	29,200	29,446	–	–	29,200	29,446
2004 and prior	1,275,024	1,247,272	324,390	313,585	1,599,414	1,560,857

Total	$1,498,705	$1,472,811	$407,063	$391,259	$1,905,768	$1,864,070

(1)	Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (78% in 2008 and 2007). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (32% in 2008 and 2007) and MBIA Insurance Corporation (25% in 2008 and 2007). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.
Residential Mortgage-Backed Securities by Rating

	December 31, 2008		December 31, 2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$1,721,046	96.2%	$1,864,039	100.0%
AA	3,462	0.2	31	–
A	24,121	1.3	–	–
BBB	7,281	0.4	–	–
BB	17,326	1.0	–	–
B	16,453	0.9	–	–

Total	$1,789,689	100.0%	$1,864,070	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$197,725	$196,908	$–	$–
2007	194,169	114,816	186,701	187,027
2006	170,452	117,606	146,924	143,523
2005	56,220	41,877	52,273	45,022
2004 and prior	180,980	169,029	192,612	194,485

Total	$799,546	$640,236	$578,510	$570,057

Commercial Mortgage-Backed Securities by Rating

	December 31, 2008		December 31, 2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
GNMA	$386,634	60.4%	$196,042	34.4%
FNMA	15,611	2.4	16,407	2.9
AAA
Generic AAA	1,174	0.2	30,306	5.3
Super Senior AAA	103,951	16.2	106,448	18.7
Mezzanine AAA	62,823	9.8	52,460	9.2
Junior AAA	41,662	6.5	127,209	22.3

Total AAA	209,610	32.7	316,423	55.5

AA	14,682	2.3	19,636	3.4
A	3,870	0.6	21,549	3.8
BBB	9,349	1.5	–	–
CCC	480	0.1	–	–

Total	$640,236	100.0%	$570,057	100.0%

Government National Mortgage Association (GNMA or Ginnie Mae), guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Association (FHLMC or Freddie Mac), are government-sponsored enterprises (GSE’s) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSE’s have carried an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery act of 2008 allows the government to expand its line of credit to Fannie Mae and Freddie Mac and gives the U.S. Treasury the power to purchase an equity stake in the firms through the end of 2009.
The AAA rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure of the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic AAA is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17-27% range and the junior securities have subordination levels in the 9-17% range.
Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2008
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost (1)	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,989	$2,820	$17,442	$9,140	$–	$–	$7,091	$4,465	$34,522	$16,425
2006	9,726	5,966	66,826	45,740	–	–	–	–	76,552	51,706
2005	–	–	26,653	25,068	30,133	20,311	–	–	56,786	45,379
2004 and prior	3,352	3,361	11,602	9,033	–	–	15,129	13,940	30,083	26,334

Total	$23,067	$12,147	$122,523	$88,981	$30,133	$20,311	$22,220	$18,405	$197,943	$139,844

	December 31, 2007
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost (1)	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,995	$9,172	$30,979	$27,501	$–	$–	$6,861	$6,908	$47,835	$43,581
2006	9,746	9,659	135,575	106,534	–	–	–	–	145,321	116,193
2005	–	–	26,937	25,719	30,146	29,259	–	–	57,083	54,978
2004 and prior	3,869	3,915	10,845	10,430	–	–	23,321	22,749	38,035	37,094

Total	$23,610	$22,746	$204,336	$170,184	$30,146	$29,259	$30,182	$29,657	$288,274	$251,846

(1)	Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (38% in 2008 and 63% in 2007) and AMBAC Assurance Corporation (34% in 2008 and 17% in 2007). Insurance on 2007 Alt-A issues is provided by AMBAC Assurance Corporation (57% in 2008 and 32% in 2007), MBIA Insurance Corporation (29% in 2008 and 16% in 2007) and Financial Guaranty Insurance Co. (14% in 2008 and 48% in 2007). The

2006 and 2007 Government & Prime issues are 100% insured by AMBAC Assurance Corporation (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with non-mortgage collateral or collateral originating prior to 2006.
Other Asset-Backed Securities by Rating

	December 31, 2008		December 31, 2007
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
AAA	$59,900	42.8%	$226,282	89.9%
AA	18,852	13.5	13,621	5.4
A	3,015	2.2	3,085	1.2
BBB	36,337	26.0	8,858	3.5
BB	11,666	8.3	–	–
B	2,615	1.9	–	–
CCC	4,894	3.5	–	–
CC	2,565	1.8	–	–

Total	$139,844	100.0%	$251,846	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At December 31, 2008, the fair value of our insured mortgage and asset-backed holdings totaled $83.5 million, or 3.3% of our mortgage and asset-backed portfolios and 0.9% of our total fixed income portfolio. The amortized cost of these insured holdings decreased 33.5% from December 31, 2007 primarily due to taking write downs for other-than-temporary impairments on a portion of other asset-backed securities wrapped by Financial Guarantee Insurance Co. (FGIC). During 2008, FGIC was downgraded by two rating agencies, homeowner delinquencies increased and collateral backing these issues declined, increasing the probability that these securities may experience a cash flow shortfall.
We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at December 31, 2008 because we do not have reason to believe that those guarantees, if needed, will not be honored. In addition, we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity. We do not directly own any fixed income or equity investments in monoline bond insurers.
Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		December 31, 2008			December 31, 2007
	Insurers’	Residential	Other	Total	Residential	Other	Total
	S&P	Mortgage-	Asset-	Carrying	Mortgage-	Asset-	Carrying
	Rating (1)	Backed	Backed	Value	Backed	Backed	Value
		(Dollars in thousands)
Insured:
AMBAC Assurance Corporation	A	$–	$18,380	$18,380	$–	$39,510	$39,510
Assured Guaranty Ltd.	AAA	11,608	–	11,608	18,773	–	18,773
Financial Guaranty Insurance Co.	CCC	–	27,239	27,239	–	81,574	81,574
MBIA Insurance Corporation	AA	15,762	10,558	26,320	29,222	24,112	53,334

Total with insurance		27,370	56,177	83,547	47,995	145,196	193,191
Uninsured:
GNMA		187,682	–	187,682	172,291	–	172,291
FHLMC		257,810	3,226	261,036	121,373	3,914	125,287
FNMA		130,613	135	130,748	129,488	250	129,738
Other		1,186,215	80,306	1,266,521	1,392,923	102,486	1,495,409

Total		$1,789,690	$139,844	$1,929,534	$1,864,070	$251,846	$2,115,916

(1)	Rating in effect as of December 31, 2008.

Collateralized Debt Obligations
Collateralized debt obligation investments are included in the corporate securities portfolio. Our investments in collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities had a carrying value of $7.4 million and unrealized loss of $45.6 million at December 31, 2008 and a carrying value of $42.1 million and unrealized loss of $9.9 million at December 31, 2007. The unrealized loss increased in 2008 primarily due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. Our investment professionals have stress tested all of these securities and determined that future principal losses are not expected based on reasonably adverse conditions. Assuming a 35% recovery, on average these investments could all withstand seven to twelve more defaults without losing any principal. The number of defaults is an estimate based on the remaining credit enhancement (subordination) that remains in each security. Each default that occurs reduces subordination to the security, depending on the loss amount and exposure. Depending on the investment, the synthetic collateralized debt obligations we own have exposure to approximately 120 to 150 reference names, which results in an average default level of 5.0% to 10.0% before we would lose principal. Based on historical performance and current economic conditions, we do not expect future defaults will exceed these levels and believe the existing subordination is sufficient to maintain the value of our investments. In addition, we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity, therefore we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
In addition, one collateralized debt obligation was partially backed by subprime mortgages and was written down during the first and second quarters of 2008 to the estimated fair value of $0.2 million. This security had an amortized cost of $10.0 million and fair value of $1.5 million at December 31, 2007. This security was sold during the third quarter of 2008 for the estimated fair value of $0.2 million.
State, Municipal and Other Government Securities
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
State, Municipal and Other Government Holdings by Insurance and Rating

	December 31, 2008
					Insured Bonds				Total Bonds
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA (1)	$166,829	48.7%	$198,432	20.5%	$4,850	0.5%	$365,261	27.9%	$171,679	13.1%
AA	119,324	34.8	454,193	46.9	319,786	33.0	573,517	43.7	439,110	33.5
A	29,505	8.6	310,695	32.1	361,165	37.4	340,200	26.0	390,670	29.8
BBB	27,039	7.9	4,609	0.5	42,630	4.4	31,648	2.4	69,669	5.3
NR (2)	–	–	–	–	239,498	24.7	–	–	239,498	18.3

	$342,697	100.0%	$967,929	100.0%	$967,929	100.0%	$1,310,626	100.0%	$1,310,626	100.0%

	December 31, 2007
					Insured Bonds				Total Bonds
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA (1)	$146,483	48.4%	$947,316	99.7%	$–	–%	$1,093,799	87.3%	$146,483	11.7%
AA	112,912	37.3	3,075	0.3	316,797	33.3	115,987	9.3	429,709	34.3
A	9,987	3.3	–	–	302,980	31.9	9,987	0.8	312,967	25.0
BBB	31,367	10.4	–	–	57,983	6.1	31,367	2.5	89,350	7.1
BB	1,759	0.6	–	–	–	–	1,759	0.1	1,759	0.1
NR (2)	–	–	–	–	272,631	28.7	–	–	272,631	21.8

	$302,508	100.0%	$950,391	100.0%	$950,391	100.0%	$1,252,899	100.0%	$1,252,899	100.0%

(1)	AAA uninsured bonds includes $57.7 million in 2008 and $47.2 million in 2007 of bonds with GNMA and/or FNMA collateral.

(2)	No formal public rating issued. Approximately 58% in 2008 and 53% in 2007 of the non-rated securities relate to military housing bonds, which we believe have an “A-” shadow rating; approximately 29% in 2008 and 31% in 2007 are revenue obligation bonds; and approximately 13% in 2008 and 2007 are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (61% in 2008 and 64% in 2007), Financial Security Assurance, Inc. (16% in 2008 and 18% 2007), MBIA Insurance Corporation (17% in 2008 and 11% in 2007), Financial Guaranty Insurance Co. (5% in 2008 and 6% in 2007) and other (1% in 2008 and 2007).
Equity Securities
Equity securities totaled $44.9 million at December 31, 2008 and $23.6 million at December 31, 2007. The increase in equity securities in 2008 is primarily due to the reclassification of non-redeemable perpetual preferred securities with a fair value of $28.0 million, which were previously classified with fixed maturity securities, and additional acquisitions of these types of securities during 2008. Gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $11.3 million at December 31, 2008. At December 31, 2007, gross unrealized gains totaled $1.3 million and gross unrealized losses totaled $0.1 million on these securities. The unrealized losses in 2008 are primarily attributable to perpetual preferred securities from issuers in the financial sector. We believe these losses are due to concerns regarding the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds. We have the intent and ability to hold these investments until a recovery of fair value; therefore we do not consider them to be other-than-temporarily impaired at December 31, 2008. Also included in equity securities is our investment in AEL which totaled $0.4 million at December 31, 2008 and $12.6 million at December 31, 2007.
Mortgage Loans
Mortgage loans totaled $1,381.9 million at December 31, 2008 and $1,221.6 million at December 31, 2007. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. The total number of commercial mortgage loans outstanding was 352 at December 31, 2008 and 335 at December 31, 2007. New loans are generally $5 million to $15 million in size, with an average loan size of $5.5 million and an average loan term of 12 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 8.2% that are interest only loans at December 31, 2008. At December 31, 2008, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 59% and the weighted average debt service coverage ratio was 1.48.

Mortgage Loans by Collateral Type

	December 31, 2008		December 31, 2007
		Percent of		Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Retail	$467,942	33.8%	$386,506	31.6%
Office	466,068	33.7	426,005	34.9
Industrial	418,050	30.3	373,449	30.6
Other	29,794	2.2	35,613	2.9

Total	$1,381,854	100.0%	$1,221,573	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2008		December 31, 2007
		Percent of		Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
South Atlantic	$341,728	24.8%	$284,872	23.3%
East North Central	269,876	19.5	242,899	19.9
Pacific	261,581	18.9	228,366	18.7
West North Central	172,283	12.5	158,538	13.0
Mountain	132,649	9.6	127,055	10.4
West South Central	69,582	5.0	69,739	5.7
Other	134,155	9.7	110,104	9.0

Total	$1,381,854	100.0%	$1,221,573	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	December 31, 2008		December 31, 2007
	Gross	Percent of	Gross	Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
0% - 50%	$330,144	23.9%	$285,897	23.4%
50% -60%	269,816	19.6	209,444	17.1
60% - 70%	474,436	34.3	418,941	34.3
70% - 80%	267,159	19.3	264,245	21.6
80% - 90%	34,904	2.5	36,463	3.0
90% - 100%	5,395	0.4	6,583	0.6
Greater than 100%	–	–	–	–

Total	$1,381,854	100.0%	$1,221,573	100.0%

(1)	Loan-to-Value Ratio at origination
Mortgage Loans by Year of Origination

	December 31, 2008		December 31, 2007
	Gross	Percent of	Gross	Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
2008	$205,925	14.9%	$–	–%
2007	291,261	21.1	296,826	24.3
2006	197,153	14.2	203,082	16.6
2005	136,753	9.9	142,505	11.7
2004 and prior	550,762	39.9	579,160	47.4

Total	$1,381,854	100.0%	$1,221,573	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. At December 31, 2008 we had one mortgage loan in the process of foreclosure with a current outstanding principal balance of $9.4 million and property appraised value of $11.1 million. There were no other mortgage loans in foreclosure or more than 60 days delinquent at December 31, 2008 or December 31, 2007.
Derivative Instruments
Derivative instruments consist primarily of call options supporting our index annuity business net of collateral received from counterparties totaling $12.9 million at December 31, 2008 and $43.9 million at December 31, 2007. See “Market Risks of Financial Instruments” for details regarding how we manage counterparty credit risk.
Collateral Related to Securities Lending and Other Transactions
We participate in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 102% of the fair value of the loaned securities and at least 100% collateral be maintained through the period the securities are on loan. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the securities are on loan. The collateral is accounted for as a secured borrowing and is recorded as an asset on our consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheets with a fair value of $66.4 million at December 31, 2008 and $179.5 million at December 31, 2007 were on loan under the program, and we were liable for cash collateral under our control totaling $69.6 million at December 31, 2008 and $185.3 million at December 31, 2007. As discussed under “Realized/Unrealized Gains (Losses) on Investments” above, during 2008 we recorded an other-than-temporary impairment for one security in the collateral fund totaling $1.7 million, which reduced the collateral held for securities lending. During 2008 we discontinued entering into any new securities lending agreements and we expect the existing loaned securities to decrease in 2009 as the underlying collateral matures.
Other Assets
Deferred policy acquisition costs increased 37.8% to $1,365.6 million and deferred sales inducements increased 30.8% to $420.1 million at December 31, 2008 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities and the capitalization of costs incurred with new sales, partially offset by amortization and the impact of the change in net unrealized gains/losses on derivatives. The impact of the change in unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $398.2 million and deferred sales inducements $134.2 million during 2008. The impact of the change in net unrealized gain/losses on derivatives decreased deferred policy acquisition costs $4.3 million and deferred sales inducements $27.4 million during 2008. The change in unrealized appreciation/depreciation on fixed maturity securities totaling $1,399.2 million also contributed to the $335.0 million change in deferred income taxes from a liability of $28.2 million at December 31, 2007 to an asset of $306.8 million at December 31, 2008. Other assets increased 28.2% to $41.6 million, primarily due to a $13.7 million increase for receivables for securities sold. Assets held in separate accounts decreased 33.1% to $577.4 million primarily due to unrealized losses on the underlying investment portfolios.
Liabilities
Policy liabilities and accruals and other policyholders’ funds increased 9.5% to $11,933.4 million at December 31, 2008 primarily due to increases in the volume of business in force. Long-term debt, including debt with affiliates, increased 17.1% to $371.0 million, primarily due to the issuance of $100.0 million of 2011 Senior Notes. We also increased the borrowings on our line of credit agreement and reclassified the total outstanding amount to short-term debt at December 31, 2008, as we intend to repay this debt in the first quarter of 2009, which will increase our access to liquidity with the Federal Home Loan Bank. See additional details on these credit arrangements in Note 7 to our consolidated financial statements.

Stockholders’ Equity
Stockholders’ equity decreased 71.4% to $258.4 million at December 31, 2008, compared to $902.9 million at December 31, 2007. This decrease is primarily attributable to the change in unrealized appreciation/depreciation on fixed maturity securities, the net loss during 2008 and dividends paid.
At December 31, 2008, common stockholders’ equity was $255.4 million, or $8.46 per share, compared to $899.9 million, or $29.98 per share at December 31, 2007. Included in stockholders’ equity per common share is $21.54 at December 31, 2008 and $1.21 at December 31, 2007 attributable to accumulated other comprehensive loss.
Market Risks of Financial Instruments
Interest Rate Risk
Interest rate risk is our primary market risk exposure. Substantial and sustained increases and decreases in market interest rates can affect the profitability of insurance products and fair value of investments. The yield realized on new investments generally increases or decreases in direct relationship with interest rate changes. The fair value of our fixed maturity and mortgage loan portfolios generally increases when interest rates decrease and decreases when interest rates increase.
A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values and excluding convertible bonds, was approximately 8.9 years at December 31, 2008 and 9.3 years at December 31, 2007. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:
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
Our investment earnings are also dependent upon our ability to purchase quality investments. These opportunities were limited in the fourth quarter of 2008 due to the limited liquidity conditions in the financial markets. In addition, it was our desire to maintain a more liquid position to provide greater flexibility for managing in these unprecedented economic times.
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
For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 97% of our policyholder liabilities at December 31, 2008 and 96% of our policyholder liabilities at December 31, 2007. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2008, interest rate guarantees on our direct interest sensitive products ranged from 1.50% to 5.50%, with a weighted average guarantee of 2.19%.
For a substantial portion of business assumed through coinsurance agreements, the ceding companies have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. Most of the traditional annuity and universal life insurance contracts assumed through the coinsurance agreements have guaranteed minimum crediting rates. These rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of approximately 3.11% at December 31, 2008.
Interest Crediting Rates of Fixed Rate Individual Deferred Annuities and Interest Sensitive Life Products Compared to Guarantees

	Account Value at December 31, 2008
	Direct (1)	Assumed Coinsurance
	(Dollars in thousands)
At guaranteed rate	$673,740	$109,059
Between guaranteed rate and 50 basis points over over guaranteed rate	99,375	386,952
Between 50 basis points and 100 basis points over guaranteed rate	979,409	109,180
Greater than 100 basis points over guaranteed rate	2,851,207	14,153

Total	$4,603,731	$619,344

(1)	Includes the general account portion of variable contracts.
For the majority of index annuities, call options are purchased to fund the index credits owed to contract holders who elect to participate in one or more market indices. Except for certain contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the full amount of the annual index credits. For contracts for which minimum guaranteed interest rates apply, the options are generally purchased to fund the amount of the annual index credits in excess of minimum guaranteed interest accrued on the contracts. In addition, in 2008, certain contracts assumed from a coinsurer are not hedged due to the limited availability and high cost of call options for bond indices in the current market environment. At December 31, 2008 the assumed account value of unhedged contracts totaled $88.5 million, which represented 8.0% of assumed index annuities, or 1.8% of our total index annuity business. In 2008, proceeds from the maturity of call options totaled $36.3 million while related index amounts credited to contract holders’ account balances totaled $35.6 million. The difference between index credits and option proceeds is primarily attributable to call options being purchased for contracts that had a full or partial surrender during the year, partially offset by the timing of option purchases in volatile market conditions and proceeds not received from a counterparty that filed for bankruptcy in 2008.
Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The cost of the call options is managed through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. Extremely volatile market conditions, such as those experienced in 2008, generally cause the cost of options to increase. The minimum guaranteed contract values for the majority of annuities marketed by our EquiTrust Life distribution channel are equal to 87.5% of the premium collected plus interest credited at a range of 1.00% to 3.00%. In addition, five products with an account value totaling $1,125.3 million at December 31, 2008 offer a minimum guarantee of 100% of premium collected accumulated at a range of 1.50% to 3.00%. Premium bonuses paid are not guaranteed. The minimum guaranteed contract values for index annuities assumed are equal to 80% to 100% of the premium collected plus interest credited at rates ranging between 2.25% to 3.50%. If there were little or no gains in the entire series of options purchased over the expected life of an index annuity (typically 15 to 20 years), we would incur expenses for credited interest over and above our option costs. This can cause our spreads to decrease and reduce our profits.
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

We design our products and manage our investment portfolio in a manner to encourage persistency and to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. Products such as supplementary contracts with life contingencies are not subject to surrender or discretionary withdrawal. Other products such as index and fixed rate annuities may be subject to surrender charges. Depending on the product and length of time the contract has been in force, surrender charge rates range up to 20.0% and surrender charge periods range up to 14 years. Depending on the contract, the surrender charge rate typically decreases 1.0% for every one-to-two years the contract is in force.
Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive and Index Products and Supplementary Contracts Without Life Contingencies

	Reserve Balance at December 31, 2008
	Direct	Assumed Coinsurance
	(Dollars in thousands)
Surrender charge rate before any market value adjustment:
Greater than or equal to 5%	$6,390,736	$1,353,184
Less than 5%, but still subject to surrender charge	769,137	213,075
Not subject to surrender charge	1,781,166	282,665
Not subject to surrender or discretionary withdrawal	241,909	4,981

Total	$9,182,948	$1,853,905

Annuities sold directly through our independent distribution channel with reserves totaling $6,044.3 million at December 31, 2008 have a market value adjustment (MVA) feature that may increase or decrease the amount of the charge applied to a surrender or withdrawal. The MVA is determined by a mathematical formula which uses changes in U.S. Treasury interest rates since the inception of the contract. The MVA provides us interest rate protection through an increased surrender charge when U.S. Treasury interest rates rise. Conversely, the MVA provides a benefit to the contract holder through a reduced surrender charge when U.S. Treasury interest rates decrease.
We sell contracts with an MVA feature to mitigate interest rate risk. As stated above, the value of our fixed maturity securities decreases when interest rates increase. We want increased surrender charge protection in a rising interest rate environment as the fixed maturity securities backing the contracts sold would likely be in an unrealized loss position. Conversely, while we always want our business to persist, in a decreasing interest rate environment we do not need as much surrender charge protection as the fixed maturity securities backing the contracts would likely be in an unrealized gain position. If needed, the securities backing the contracts surrendered could be sold at a gain to offset the loss of surrender charge income due to an MVA. In order to achieve the intended risk mitigation the yields earned on fixed maturities securities need to move directionally and, to a certain extent, proportionally the same as or similar to the yields earned on U.S. Treasury securities.
Due to a significant decrease in U.S. Treasury rates during the fourth quarter of 2008 and resulting low rates in effect at December 31, 2008, the surrender charge protection after the MVA offset on this business decreased significantly. At December 31, 2008, EquiTrust Life direct annuity contracts with a reserve totaling $4,977.2 million had a gross surrender charge in excess of 5.0%, but a net surrender charge after the MVA of less than 5.0%. The sensitivity of the net surrender charge after the MVA to changes in the U.S. Treasury rates is illustrated below.

Surrender Charge Sensitivity Analysis

		January 31, 2009				Weighted Average Surrender
		U.S. Treasury Rate (1)				Charge Rate with MVA
Weighted
	Annuities	U.S.		U.S.	Average	U.S.		U.S.
	Reserve	Treasury	U.S.	Treasury	Surrender	Treasury	U.S.	Treasury
	December 31,	Rate	Treasury	Rate	Rate	Rate	Treasury	Rate
	2008	less 0.50%	Rate	plus 0.50%	before MVA	less 0.50%	Rate	plus 0.50%
(Dollars in thousands)
Fixed Index Annuities	$3,677,428	2.37%	2.87%	3.37%	17.8%	3.4%	7.6%	11.9%
Fixed Rate Annuities	$2,366,859	1.35%	1.85%	2.35%	9.2%	1.6%	3.0%	4.3%

(1)	A 10-year U.S. Treasury rate is used for the fixed index annuities. A 5-year U.S. Treasury rate is used for the fixed rate annuities. These U.S. Treasury rates approximate the interest rate feature of the respective annuities.
The sensitivity analysis noted above is performed using interest rates as of January 31, 2009 to demonstrate the surrender charge protection on this business as of a date close to the filing date of this Form 10-K and to better illustrate the sensitivity of the MVA offset to decreases in the U.S. Treasury rate. At December 31, 2008, the 10-year U.S. Treasury rate was at 2.25%. The impact on the MVA of a 50 basis point decrease in the U.S. Treasury rate at December 31, 2008 would have been less than the impact of the decrease noted above because of a floor on the MVA. For most contracts, the MVA offset is floored at an amount equal to the amount of the gross surrender charge.
During the fourth quarter of 2008, credit spreads widened significantly while the U.S. Treasury rates decreased. As a result, we experienced an increase in surrender activity while the value of our fixed maturity securities declined. Surrender and withdrawals benefits for our EquiTrust Life direct index and fixed rate annuity contracts during 2008 totaled $79.4 million in first quarter, $94.2 million in second quarter, $118.6 million in third quarter and $187.1 million in the fourth quarter. During 2008, we received gross surrender charges on this direct business totaling $37.5 million, which were reduced by MVAs totaling $15.5 million. The unanticipated increase in requested surrenders, which began in late 2008 and averaged $13.3 million per business day during January 2009, required us to update assumptions in the models used to calculate amortization of deferred policy acquisition costs and deferred sales inducements, which resulted in a $29.6 million increase to amortization in 2008.
We have initiated conservation efforts to reduce the surrender activity for existing contracts and are evaluating the terms and conditions for future products. In addition, the surrender charge protection has increased since year end with the increase in U.S. Treasury rates from the historic lows experienced at the end of 2008. However, the increase in surrenders, combined with the reduction in sales to preserve capital, may cause EquiTrust Life to have net negative cash outflows in 2009. We anticipate using cash on hand and to the extent necessary, proceeds from investment sales of fixed maturity securities in an unrealized gain position to meet these needs. At December 31, 2008, EquiTrust Life had cash and short-term investments on hand totaling $99.8 million and fixed maturity securities in an unrealized gain position totaling $1,430.4 million. In addition, in 2009 EquiTrust Life became a member of the Federal Home Loan Bank, which provides a source for securitized borrowings if needed.
As of December 31, 2008, we have entered into two interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $100.0 million. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. We also have one interest rate swap to hedge the variable component of the interest rate on a portion of our line of credit borrowings. The terms of this swap provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. Any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid, effectively fixing our interest expense related to that portion of our line of credit. See Note 3 to our consolidated financial statements for additional discussion of these interest rate swaps.
A major component of our asset-liability management program is structuring the investment portfolio with cash flow characteristics consistent with the cash flow characteristics of our insurance liabilities. We use models to perform simulations of the cash flows generated from existing insurance policies under various interest rate scenarios. Information from these models is used in the determination of investment strategies. Effective duration is a common measure for price sensitivity to changes in interest rates. It measures the approximate percentage change in the fair value of a portfolio when interest rates change by 100 basis points. This measure includes the impact of estimated changes in portfolio cash flows from features such as bond calls and prepayments. When the estimated durations of assets and liabilities are similar, exposure to interest rate risk is reduced because a change in the value of assets should be largely offset by a change in the value of liabilities.
Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the duration of these assets and liabilities by minimizing the difference between the two. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.7 at December 31, 2008 and 6.5 at December 31, 2007. The effective duration of our annuity liabilities was approximately 7.5 at December 31, 2008 and 6.7 at December 31, 2007.
If interest rates were to increase 10% from levels at December 31, 2008 and 2007, the fair value of our fixed maturity securities and short-term investments would decrease approximately $127.5 million at December 31, 2008 and $254.2 million at December 31, 2007, and the value of our interest rate swaps would increase approximately $0.3 million at December 31, 2008 and $4.9 million at December 31, 2007. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a majority of the underlying contracts. If interest rates were to decrease 10% from levels at December 31, 2008 and 2007 the fair value of our debt would increase $1.8 million at December 31, 2008 and $6.5 million at December 31, 2007, while the value of the interest rate swap on our line of credit would decrease $0.1 million at December 31, 2008 and $0.5 million at December 31, 2007.
The models used to estimate the impact of a 10% change in market interest rates use many assumptions and estimates that materially impact the fair value calculations. Key assumptions used by the models include an immediate and parallel shift in the yield curve and an acceleration of bond calls and principal prepayments on mortgage and other asset-backed securities. The above estimates do not attempt to measure the financial statement impact on the resulting change in deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired, unearned revenue reserves and income taxes. Due to the subjectivity of these assumptions, the actual impact of a 10% change in rates on the fair values would likely be different from that estimated.
Equity Risk
Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2008. However, we do earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2008, 2007 and 2006. The annual mortality and expense fee rates range from 0.00% to 1.44% for 2008 and 0.90% to 1.40% for 2007 and 2006. As a result, revenues from these sources do fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts. In addition, we have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 5 to our consolidated financial statements for additional discussion of these provisions. Furthermore, as discussed above, our profitability would be impacted if there were little or no gains in the entire series of options purchased over the expected life of an index annuity contract.
Credit Risk
We have exposure to credit risk as it relates to the uncertainty associated with the continued ability of a given obligator to make timely payments of principal and interest. See “Financial Condition – Investments” for additional information about credit risk in our investment portfolio.
Counterparty Risk
In connection with our use of interest rate swaps and call options, we are exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). While we do not anticipate nonperformance by any of our counterparties, we did experience nonperformance on an interest rate swap agreement with one counterparty that filed for bankruptcy protection in 2008. We terminated the agreement and realized a loss totaling $0.5 million. The default of this counterparty also caused us to realize a $2.9 million loss relating to call options assumed through a coinsurance agreement. In addition, it is likely we will not receive proceeds when the call options purchased from this counterparty expire in 2009, however we will be required to fund index credits owed to contract holders for appreciation in the underlying market indices based on the contract terms.
Our policy is to purchase derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. We believe that purchasing such agreements from financial institutions with superior performance reduces the credit risk associated with these agreements. Our policy allows us to purchase derivative instruments from nationally recognized investment banking institutions with an S&P rating of BBB+ or higher. As of December 31, 2008, all derivative instruments have been purchased from counterparties with an S&P rating of A or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 2 to our consolidated financial statements for details regarding collateral we held as of December 31, 2008. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our credit and investment committees. Our credit exposure is the fair value of derivative instruments with a positive value, which totaled $12.9 million at December 31, 2008, net of collateral held.
Liquidity and Capital Resources
Cash Flows
During 2008, our operating activities generated cash flows totaling $404.1 million. This is primarily due to net income (loss) of ($18.1) million adjusted for non-cash revenues and expenses netting to $422.2 million. We used cash of $1,525.0 million in our investing activities during 2008. The primary uses were related to $2,312.6 million of investment acquisitions, partially offset by $777.9 million of sales, maturities or the repayment of investments. Our financing activities provided cash of $1,074.6 million during 2008. The primary sources were $2,162.4 million for receipts from interest sensitive and index products credited to policyholder account balances and $113.4 million in proceeds from additional debt borrowings, partially offset by $1,187.4 million for return of policyholder account balances on interest sensitive and index products.
Sources and Uses of Capital Resources
Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during 2008 included management fees from subsidiaries and affiliates of $10.1 million and investment income of $1.7 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life has received capital contributions from FBL Financial Group, Inc. to help fund its growth or replenish capital. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $1,370.5 million in 2008, $1,418.4 million in 2007 and $1,599.1 million in 2006.
In November 2008, the parent company issued 9.25% notes payable to affiliates totaling $100.0 million (2011 Senior Notes) that mature in November 2011. One note for $75.0 million was issued to Farm Bureau Mutual and a $25.0 million note was issued to an investment affiliate of Iowa Farm Bureau Federation, our majority shareholder. During 2008, the parent company also borrowed the remaining $14.0 million on a bank line of credit, which is due in October 2010. A portion of these proceeds was used for a $55.0 million capital contribution to EquiTrust Life and to repay a $20.0 million short-term note that was issued to Farm Bureau Mutual during 2008. This capital contribution was needed to fund EquiTrust Life’s significant growth and to replenish capital used as a result of write-downs of securities for other-than-temporary impairments during the year. In the second half of 2008, we took rate and other actions to slow sales from EquiTrust Life in order to preserve capital. The remaining debt proceeds are being held at the parent company to be used as needs dictate. Additional details regarding these borrowings are summarized in Note 7, “Credit Arrangements,” to our consolidated financial statements.
During 2009, we expect Farm Bureau Life to generate sufficient cash flows from premiums and deposits to meet cash outflow requirements. At EquiTrust Life, an increase in surrenders due to market value adjustments on certain products, combined with the reduction in sales to preserve capital, may cause cash outflows in 2009 to exceed cash inflows. Any net cash outflow is expected to be funded by cash on hand and sales of investments or additional borrowings, to the extent necessary. See the “Market Risks of Financial Instruments” section above for additional discussion on the impact of market value adjustments on surrender activity and liquidity.
We paid cash dividends on our common and preferred stock totaling $15.1 million in 2008, $14.4 million in 2007 and $13.7 million in 2006. Interest payments on our debt totaled $18.8 million in 2008, $15.1 million in 2007 and $11.7 million in 2006. It is anticipated that quarterly cash dividend requirements for 2009 will be $0.0075 per Series B redeemable preferred share and up to $0.125 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a common dividend rate of $0.125 per common share, the common and preferred dividends would total approximately $15.1 million during 2009. In addition, interest payments on our debt outstanding at December 31, 2008 are estimated to be $25.1 million for 2009.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During 2009, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $38.2 million. EquiTrust Life cannot pay a dividend without regulatory approval in 2009 due to its unassigned surplus position at December 31, 2008. See Note 13 of our consolidated financial statements for additional details on the dividend limitation.
In addition, we manage the amount of our capital to be consistent with an A ratings objective from Standard & Poor’s and A.M. Best. As of December 31, 2008, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred and, given the current market conditions, access to additional capital could be limited.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $83.5 million at December 31, 2008. As discussed under “Liabilities” above, we anticipate using a portion of these liquid assets to pay off our $60.0 million line of credit borrowings in the first quarter of 2009. During 2008, Farm Bureau Life paid dividends totaling $20.0 million to the parent company. We anticipate that Farm Bureau Life will pay dividends totaling $15.0 million in 2009. As of December 31, 2008, we had no material commitments for capital expenditures.
On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders, operating cash needs and the repayment of our short-term debt will come from existing capital and internally generated funds. We believe that current levels of cash, available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, will be adequate to meet our anticipated cash obligations for the foreseeable future. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at December 31, 2008, included $262.5 million of short-term investments, $37.7 million of cash and $1,232.6 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2008 or 2007.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2008:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$21,983,253	$1,998,156	$2,490,673	$2,882,955	$14,611,469
Subordinated note payable to Capital Trust, including interest payments (2)	283,725	4,850	9,700	9,700	259,475
Revolving line of credit, including interest payments (3)	61,039	61,039	-	-	-
2017 Senior Notes, including interest payments	149,938	5,875	11,750	11,750	120,563
2014 Senior Notes, including interest payments	99,132	4,388	8,775	8,775	77,194
2011 Senior Notes, including interest payments	126,337	9,250	117,087	-	-
Collateral payable for securities lending and other transactions	69,656	69,656	-	-	-
Home office operating leases	11,353	2,671	5,343	3,339	-
Purchase obligations	2,569	1,075	1,062	432	-
Other long-term liabilities (4)	32,444	12,583	5,561	5,556	8,744

Total	$22,819,446	$2,169,543	$2,649,951	$2,922,507	$15,077,445

(1)	Amounts shown in this table are projected payments through the year 2057 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

	Contractual	Balance Sheet
	Obligations	Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$16,473,292	$10,971,099	$5,502,193
(c) Supplementary contracts involving life contingencies	469,775	138,287	331,488

	16,943,067	11,109,386	5,833,681
(b) Traditional life insurance and accident and health products	4,115,344	1,328,506	2,786,838
(c) Supplementary contracts without life contingencies	601,828	504,885	96,943

Total	$21,660,239	$12,942,777	$8,717,462

The more significant factors causing this difference include:
(a)	reserves for products such as annuities and universal life products are generally based on the account values of the contracts without taking into account surrender charges, while the contractual obligations table includes projected cash payments. The following are the reconciling items between these balances (dollars in thousands):

Reserves based on account values, including separate accounts, per table above	$10,971,099
Projected amounts pertaining to:
Accumulation of interest/index credits	5,022,605
Surrender charges	(102,427)
Death benefits on universal life business in excess of projected account values	1,130,966
Net cost of insurance charges on variable and universal life business	(632,605)
Other, net	83,654

Contractual obligations per table above	$16,473,292

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
In addition, contractual obligations totaling $323.0 million relating to dividend accumulations and other policy claims are included in the “Other policy claims and benefits” and “Advance premiums and other deposits” lines on our consolidated balance sheets.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.

(3)	Interest on the revolving line of credit is estimated at 3.73%.

(4)	Includes our estimated future contributions to multiemployer defined benefit plans. Contributions related to the qualified pension plan are included through 2009. No amounts related to the qualified pension plan are included beyond 2009 as the contribution amounts will be re-evaluated based on actual results.
We are also a party to other operating leases with total payments of approximately $0.2 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.
Effects of Inflation
Inflation has not had a material effect on our consolidated results of operations.
Significant Accounting Policies and Estimates
The following is a brief summary of our significant accounting policies and a review of our most critical accounting estimates. For a complete description of our significant accounting polices, see Note 1 to our consolidated financial statements.
In accordance with U.S. generally accepted accounting principles (GAAP), premiums and considerations received for interest sensitive and index products, such as ordinary annuities and universal life insurance, are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. For index annuities, proceeds from call options are earned from a portion of the funds deposited, which are passed through to the contract holders in the form of index credits. Index credits and interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in our consolidated financial statements.

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
We test our goodwill balances by comparing the fair value of our reporting units to the carrying value of the goodwill. We have performed impairment testing using cash flow and other analyses and determined that of our goodwill was not impaired as of December 31, 2008 or December 31, 2007.
Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2008 pension obligation was computed based on an average 5.93% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is determined based on current market values of our pension investments. Declines in comparable bond yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on our consolidated financial statements. A summary of our significant accounting estimates and the hypothetical effects of changes in the material assumptions used to develop each estimate, are included in the following table. We have discussed the identification, selection and disclosure of these critical accounting estimates with the Audit Committee of the Board of Directors.

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Fixed maturities – available for sale	Excluding U.S. government treasury securities, very few of our fixed maturity securities trade on the balance sheet date. For those securities without a trade on the balance sheet date, fair values are determined using valuation processes that require judgment.	Fair values are obtained primarily from a variety of independent pricing sources, whose results undergo evaluation by our internal investment professionals. Details regarding valuation techniques and processes are summarized in Note 1, “Significant Accounting Policies – Investments – Fair Values,” and Note 4, “Fair Values of Financial Instruments,” to our consolidated financial statements.	At December 31, 2008, our fixed maturity securities classified as available for sale had a fair value of $8,965.4 million, with gross unrealized gains totaling $110.2 million and gross unrealized losses totaling $1,649.8 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.
Fixed maturities – available for sale and equity securities	We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. When the value of a security declines and the decline is determined to be other than temporary, the carrying value of the investment is reduced to its fair value and a realized loss is recorded to the extent of the decline.	We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value, other key economic measures and our intent and ability to hold a security to recovery of fair value.	At December 31, 2008, we had 1,458 fixed maturity and equity securities with gross unrealized losses totaling $1,661.1 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the “Financial Condition – Investments” section that follows. Net income (loss) would have been reduced by approximately $1,012.1 million if all these securities were deemed to be other-than-temporarily impaired on December 31, 2008.

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Deferred policy acquisition costs and deferred sales inducements	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is dependent upon estimates of future gross profits or margins on this business. Key assumptions used include the following:
• amount of death and surrender benefits and the length of time the policies will stay in force,
• yield on investments supporting the liabilities,
• amount of interest or dividends credited to the policies,
• amount of policy fees and charges, and
• amount of expenses necessary to maintain the policies.
		These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.	Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products totaled approximately $150.9 million for 2009, excluding the impact of new production in 2009. A 10% increase in estimated gross profits for 2009 would result in $10.0 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in a $10.2 million reduction of amortization expense.
Future policy benefits	Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates and dividend crediting rates.

	The development of reserves for future policy benefits for index annuities requires the valuation of the embedded derivatives relating to the contract holder’s right to participate in one or more market indices. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indices, risk free interest rates, market returns and the expected lives of the contracts.	These assumptions are made based upon historical experience, industry standards and a best estimate of future results and, for traditional life products, include a provision for adverse deviation. For traditional life insurance, once established for a particular series of products, these assumptions are generally held constant. For index annuities, these assumptions are revised at each balance sheet date.	Due to the number of independent variables inherent in the calculation of traditional life insurance reserves and reserves for the embedded derivatives in index annuities, it is not practical to perform a sensitivity analysis on the impact of reasonable changes in the underlying assumptions. The cost of performing detailed calculations using different assumption scenarios outweighs the benefit that would be derived. We believe our assumptions are realistic and produce reserves that are fairly stated in accordance with GAAP.

Balance Sheet	Description of	Assumptions /	Effect if Different
Caption	Critical Estimate	Approach Used	Assumptions / Approach Used
Other assets/liabilities	The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2008 totaled $5.4 million.	We assume an expected long-term rate of return on plan assets of 7.00% and discount rate of 6.01%. Details regarding the method used to determine the discount rate are summarized in Note 9, “Retirement and Compensation Plans,” to our consolidated financial statements.	A 100 basis point decrease in the expected return on assets would result in a $1.0 million increase in pension expense and a 100 basis point increase would result in a $1.0 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $0.2 million increase in pension expense while a 100 basis point increase would result in a $0.1 million decrease to pension expense.

Accounting Changes Adopted
Effective September 30, 2008, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of Statement No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. The impact of this adoption did not have a material effect on our consolidated financial statements.
Effective January 1, 2008, we adopted Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. The impact of adoption was to decrease the carrying value of certain investments and certain policy liabilities and accruals in our consolidated financial statements, resulting in an increase to net income of $5.6 million ($0.19 per basic and diluted common share). The primary impact of this change was a decrease to the embedded derivatives in the index annuity reserves of $26.7 million. The impact of this change on net income was mitigated by offsets for the amortization of deferred policy acquisition costs and deferred sales inducements and income taxes.
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
Effective January 1, 2008, we adopted FSP FIN 39-1, which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  Cash collateral payable totaling $10.9 million at December 31, 2008 and $70.9 at December 31, 2007 is netted against the fair value of the call options included in derivative instruments. Cash collateral receivable totaling $9.7 million at December 31, 2008 and $4.3 million at December 31, 2007 is netted with interest rate swaps included in other liabilities in our consolidated balance sheets. This FSP has no impact on our consolidated statements of operations.
Pending Accounting Changes
As described in more detail in Note 1 to our consolidated financial statements, we will be subject to certain pending accounting changes. During 2009, we plan to adopt the following:
Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in consolidated financial statements, an amendment of ARB No. 51,” which was issued by the FASB in December 2007. This Statement establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary, which requires that the minority interest be reported in equity, and the related net income (loss) and comprehensive income be included in the respective lines of our consolidated financial statements. This Statement is effective for the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The impact of this adoption on our consolidated financial statements is expected to be immaterial and will primarily result in a reclassification of minority interest as noted above.
In November 2008, the FASB issued Emerging Issues Task Force (EITF) No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 establishes accounting and reporting standards for valuing equity method investees and their equity transactions. EITF No. 08-6 will be effective in the first quarter of 2009 and early adoption is prohibited. We do not expect the adoption of EITF No. 08-6 to have a material impact on our consolidated financial statements.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
We engage Ernst & Young LLP as independent auditors to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP’s audit opinions follows this letter.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FBL Financial Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of FBL Financial Group, Inc. and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 18, 2009
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its methods of accounting for the treatment of modifications or exchanges of insurance contracts, income tax contingencies and cash flow hedges on certain fixed annuity contracts.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 18, 2009

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturities – available for sale, at market (amortized cost: 2008 - $10,505,084; 2007 - $9,662,986)	$8,965,443	$9,522,592
Equity securities – available for sale, at market (cost: 2008 - $51,958; 2007 - $22,410)	44,863	23,633
Mortgage loans on real estate	1,381,854	1,221,573
Derivative instruments	12,933	43,918
Investment real estate	2,559	2,559
Policy loans	182,421	179,490
Other long-term investments	1,527	1,300
Short-term investments	262,459	72,005

Total investments	10,854,059	11,067,070

Cash and cash equivalents	37,710	84,015
Securities and indebtedness of related parties	18,921	19,957
Accrued investment income	136,893	118,827
Amounts receivable from affiliates	15,791	10,831
Reinsurance recoverable	107,854	123,659
Deferred policy acquisition costs	1,365,609	991,155
Deferred sales inducements	420,147	321,263
Value of insurance in force acquired	63,121	41,215
Property and equipment, less allowances for depreciation of $63,730 in 2008 and $75,365 in 2007	23,074	49,164
Current income taxes recoverable	14,389	7,412
Deferred income tax benefit	305,080	–
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	67,953	186,925
Other assets	41,623	32,458
Assets held in separate accounts	577,420	862,738

Total assets	$14,060,814	$13,927,859

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2008	2007
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,531,967	$9,557,073
Traditional life insurance and accident and health products	1,328,506	1,284,068
Unearned revenue reserve	34,663	28,448
Other policy claims and benefits	38,256	31,069

	11,933,392	10,900,658

Other policyholders’ funds:
Supplementary contracts without life contingencies	504,885	439,441
Advance premiums and other deposits	167,473	158,245
Accrued dividends	10,241	11,208

	682,599	608,894

Amounts payable to affiliates	247	35
Short-term debt	59,446	–
Long-term debt payable to affiliates	100,000	–
Long-term debt	271,005	316,930
Deferred income taxes	–	28,188
Collateral payable for securities lending and other transactions	69,656	202,594
Other liabilities	108,588	104,840
Liabilities related to separate accounts	577,420	862,738

Total liabilities	13,802,353	13,024,877

Minority interest in subsidiaries	96	91

Stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 28,975,889 shares in 2008 and 28,826,738 shares in 2007	104,090	101,221
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,525
Accumulated other comprehensive loss	(649,758)	(36,345)
Retained earnings	793,511	827,490

Total stockholders’ equity	258,365	902,891

Total liabilities and stockholders’ equity	$14,060,814	$13,927,859

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues:
Interest sensitive and index product charges	$127,199	$114,529	$105,033
Traditional life insurance premiums	149,186	144,682	138,401
Net investment income	707,872	628,031	535,836
Derivative income (loss)	(208,793)	(4,951)	70,340
Realized/unrealized gains (losses) on investments	(156,309)	5,769	13,971
Other income	25,310	26,539	23,772

Total revenues	644,465	914,599	887,353
Benefits and expenses:
Interest sensitive and index product benefits	440,430	442,544	338,832
Change in value of index product embedded derivatives	(189,354)	(5,907)	70,295
Traditional life insurance benefits	96,884	90,808	90,837
Increase in traditional life future policy benefits	43,255	37,682	33,500
Distributions to participating policyholders	20,064	21,420	22,504
Underwriting, acquisition and insurance expenses	221,393	161,820	164,518
Interest expense	19,567	16,666	11,744
Other expenses	24,104	23,760	21,635

Total benefits and expenses	676,343	788,793	753,865

	(31,878)	125,806	133,488
Income taxes	13,662	(41,051)	(44,368)
Minority interest in loss (earnings) of subsidiaries	71	49	(126)
Equity income (loss), net of related income taxes	(4)	1,535	1,135

Net income (loss)	$(18,149)	$86,339	$90,129

Earnings (loss) per common share	$(0.61)	$2.90	$3.06

Earnings (loss) per common share – assuming dilution	$(0.61)	$2.84	$3.01

Cash dividends per common share	$0.50	$0.48	$0.46

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
	Series B	Class A	Class B	Other		Total
	Preferred	Common	Common	Comprehensive	Retained	Stockholders’
	Stock	Stock	Stock	Income (Loss)	Earnings	Equity
Balance at January 1, 2006	$3,000	$72,260	$7,524	$82,301	$679,146	$844,231
Record underfunded status of other postretirement benefit plans	–	–	–	(209)	–	(209)
Comprehensive income:
Net income for 2006	–	–	–	–	90,129	90,129
Change in net unrealized investment gains/losses	–	–	–	(53,897)	–	(53,897)

Total comprehensive income						36,232
Adjustment resulting from capital transactions of equity investee	–	(52)	(5)	–	–	(57)
Stock-based compensation, including the issuance of 528,321 common shares under compensation plans	–	14,254	–	–	–	14,254
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(13,581)	(13,581)

Balance at December 31, 2006	3,000	86,462	7,519	28,195	755,544	880,720
Comprehensive income:
Net income for 2007	–	–	–	–	86,339	86,339
Change in net unrealized investment gains/losses	–	–	–	(64,520)	–	(64,520)
Change in underfunded status of other postretirement benefit plans	–	–	–	(20)	–	(20)

Total comprehensive income						21,799
Adjustment resulting from capital transactions of equity investee	–	67	6	–	–	73
Stock-based compensation, including the issuance of 358,076 common shares under compensation plans	–	14,692	–	–	–	14,692
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(14,243)	(14,243)

Balance at December 31, 2007	3,000	101,221	7,525	(36,345)	827,490	902,891
Comprehensive loss:
Net loss for 2008	–	–	–	–	(18,149)	(18,149)
Change in net unrealized investment gains/losses	–	–	–	(613,431)	–	(613,431)
Change in underfunded status of other postretirement benefit plans	–	–	–	18	–	18

Total comprehensive loss						(631,562)
Change in measurement date of benefit plans	–	–	–	–	(770)	(770)
Adjustment resulting from capital transactions of equity investee	–	(40)	(3)	–	–	(43)
Stock-based compensation, including the issuance of 149,151 common shares under compensation plans	–	2,909	–	–	–	2,909
Dividends on preferred stock	–	–	–	–	(150)	(150)
Dividends on common stock	–	–	–	–	(14,910)	(14,910)

Balance at December 31, 2008	$3,000	$104,090	$7,522	$(649,758)	$793,511	$258,365

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net income (loss)	$(18,149)	$86,339	$90,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	324,873	395,952	279,257
Change in fair value of embedded derivatives	(189,354)	(5,907)	70,295
Charges for mortality and administration	(119,819)	(104,989)	(96,940)
Deferral of unearned revenues	1,606	1,429	1,035
Amortization of unearned revenue reserve	(2,141)	(2,292)	(1,666)
Provision for depreciation and amortization of property and equipment	15,550	14,324	14,298
Provision for accretion and amortization of investments	(5,366)	(10,228)	(8,181)
Realized/unrealized losses (gains) on investments	153,416	(5,769)	(13,971)
Change in fair value of derivatives	170,841	3,398	(51,853)
Increase in traditional life and accident and health benefit accruals	44,438	39,356	38,114
Policy acquisition costs deferred	(159,866)	(173,723)	(190,955)
Amortization of deferred policy acquisition costs	128,114	68,394	68,541
Amortization of deferred sales inducements	67,860	9,555	18,745
Amortization of value of insurance in force	2,705	5,069	3,458
Net sale of fixed maturities – trading	–	15,000	–
Change in accrued investment income	(18,066)	(14,162)	(21,536)
Change in amounts receivable from/payable to affiliates	(4,748)	(507)	(10,866)
Change in reinsurance recoverable	15,805	23,130	(30,757)
Change in current income taxes	(6,977)	(16,152)	6,422
Provision for deferred income taxes	(2,576)	521	3,397
Other	5,929	28,914	(63,792)

Net cash provided by operating activities	404,075	357,652	103,174

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	632,174	554,217	453,942
Equity securities – available for sale	15,474	19,980	32,725
Mortgage loans on real estate	60,397	56,804	79,332
Derivative instruments	32,231	104,950	104,106
Investment real estate	–	9,741	554
Policy loans	37,611	39,522	28,777
Short-term investments – net	–	–	134,979

	777,887	785,214	834,415

Acquisition of investments:
Fixed maturities – available for sale	(1,675,422)	(1,852,613)	(1,963,560)
Equity securities – available for sale	(12,676)	(205)	(273)
Mortgage loans on real estate	(220,667)	(298,453)	(218,658)
Derivative instruments	(172,840)	(104,694)	(72,142)
Investment real estate	–	(536)	–
Policy loans	(40,542)	(39,113)	(31,804)
Short-term investments – net	(190,454)	(27,651)	–

	(2,312,601)	(2,323,265)	(2,286,437)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Investing activities - continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$629	$127	$9,931
Investments in and advances to equity investees	–	(850)	(1,550)
Purchases of property and equipment	(14,272)	(20,463)	(19,630)
Disposal of property and equipment	23,342	4,475	6,100

Net cash used in investing activities	(1,525,015)	(1,554,762)	(1,457,171)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	2,162,398	2,010,769	2,211,283
Return of policyholder account balances on interest sensitive and index products	(1,187,442)	(935,385)	(746,824)
Proceeds from long-term debt payable to affiliates	100,000	–	–
Proceeds from long-term debt	–	98,460	–
Proceeds from short-term debt with affiliates	20,000	–	–
Repayment of short-term debt with affiliates	(20,000)	–	–
Proceeds from short-term debt	13,400	–	–
Receipts (distributions) related to minority interests – net	76	2	(152)
Excess tax deductions on stock-based compensation	133	1,376	1,591
Issuance of common stock	1,130	8,004	9,002
Dividends paid	(15,060)	(14,393)	(13,731)

Net cash provided by financing activities	1,074,635	1,168,833	1,461,169

Increase (decrease) in cash and cash equivalents	(46,305)	(28,277)	107,172
Cash and cash equivalents at beginning of year	84,015	112,292	5,120

Cash and cash equivalents at end of year	$37,710	$84,015	$112,292

Supplemental disclosures of cash flow information
Cash paid (refunded) during the year for:
Interest	$18,843	$15,095	$11,744
Income taxes	(4,244)	56,133	33,569
Non-cash operating activity:
Deferral of sales inducements	60,824	83,713	90,454
Non-cash financing activity:
Reclassification of debt from long-term to short-term	46,000	–	–
See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	Significant Accounting Policies
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
Accounting Changes
On September 30, 2008, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of Statement No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement No. 157. The impact of this adoption did not have a material effect on our consolidated financial statements.
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (Statement) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. See Note 4, “Fair Value,” for detailed information regarding our fair value measurements. The impact of adoption was to decrease the carrying value of certain investments and certain policy liabilities and accruals in our consolidated financial statements, resulting in an increase to net income (loss) of $5.6 million ($0.19 per basic and diluted common share). The primary impact of this change was a decrease to the embedded derivatives in the index annuity reserves of $26.7 million. The impact of this change on net income (loss) was mitigated by offsets for the amortization of deferred policy acquisition costs and deferred sales inducements and income taxes.
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
Effective January 1, 2008, we adopted FSP FIN 39-1, which amends certain aspects of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105.” This FSP allows a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. We elected to implement this statement and have adopted a policy to offset the collateral against the derivatives. At December 31, 2008, we had master netting agreements with counterparties covering cash collateral payable totaling $10.9 million and cash collateral receivable totaling $9.7 million. These amounts are netted against the fair value of the call options included in derivative instruments and interest rate swaps included in other

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liabilities in our consolidated balance sheets. At December 31, 2007, we had master netting agreements with counterparties covering cash collateral payable totaling $70.9 million and cash collateral receivable totaling $7.5 million. These amounts have been restated in the prior year balance sheet. Any excess collateral that remains after the netting is included in the collateral held or payable for securities lending and other transactions on our consolidated balance sheets. We held excess collateral totaling $0.1 million at December 31, 2007. We did not have any excess collateral at December 31, 2008. This FSP has no impact on our consolidated statements of operations.
During 2009, we plan to adopt Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51,” which was issued by the FASB in December 2007. This Statement establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary, which requires that the minority interest be reported in equity, and the related net income (loss) and comprehensive income (loss) be included in the respective lines of the consolidated financial statements. This Statement is effective for the first annual reporting period beginning on or after December 15, 2008 and early adoption is prohibited. The impact of this adoption on our consolidated financial statements is expected to be immaterial and will primarily result in a reclassification of minority interest as noted above.
In November 2008, the FASB issued Emerging Issues Task Force (EITF) No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 establishes accounting and reporting standards for valuing equity method investees and their equity transactions. EITF No. 08-6 will be effective in the first quarter of 2009 and early adoption is prohibited. We do not expect the adoption of EITF No. 08-6 to have a material impact on our consolidated financial statements.
Investments
Fixed Maturities and Equity Securities
Fixed maturity securities, comprised of bonds and redeemable preferred stocks, which may be sold, are designated as “available for sale.” Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders’ equity as a component of accumulated other comprehensive income (loss). Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of operations. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized.
Fixed maturity securities that are purchased with the intent to sell within a short period of time are classified as “trading.” These securities are carried at fair value and unrealized gains and losses are reflected in the consolidated statements of operations as a component of realized/unrealized gains (losses) on investments. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities’ expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities’ expected lives.
Equity securities, comprised of common and non-redeemable preferred stocks are designated as “available for sale” and are reported at fair value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders’ equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income (loss).
Mortgage Loans on Real Estate
Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If we determine that the value of any mortgage loan is impaired (i.e., when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reduced to its fair value, which may be based upon the present value of expected future cash flows from the loan, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. Interest income on impaired loans is recorded on a cash basis.
Derivative Instruments
Derivative instruments include interest rate swaps used to reduce our exposure to increases in market interest rates and call options used to fund index credits on index annuities. In addition, we have embedded derivatives associated with our index annuity business and certain modified coinsurance contracts. All derivatives are measured at fair value and recognized as either assets or liabilities, net of related collateral receivable or payable, in the consolidated balance sheets.
Interest rate swaps are carried on the consolidated balance sheets as either a derivative instrument or other liability. The swap on our line of credit and, prior to April 1, 2007, the swaps related to our flexible premium deferred annuity contracts are accounted for as cash flow hedges. The effective portion of any unrealized gain or loss is recorded in accumulated other comprehensive income (loss). If a portion of the hedges becomes ineffective, the ineffective portion of any unrealized gain or loss on the swap will be recorded in earnings as a component of derivative income (loss) as it occurs. Prior to April 1, 2007, the net periodic interest settlement between the interest paid and the interest received under the swaps hedging our annuity contracts was recorded as a component of interest sensitive and index product benefits.
For derivatives not designated as a hedging instrument, including the swaps hedging our annuity contracts after April 1, 2007, the change in fair value is recognized in earnings in the period of change. See “Accounting Changes” above and Note 3, “Derivative Instruments,” for more information regarding our derivative instruments, embedded derivatives and the change in accounting change for interest rate swaps.
Investment Real Estate
Investment real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value, an impairment loss is recognized and the property’s cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There were no real estate investments requiring a valuation allowance at December 31, 2008 or 2007.
Other Investments
Policy loans are reported at unpaid principal balance. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Other long-term investments include an investment deposit which is reported at amortized cost. In 2008, other long-term investments also includes our ownership interest in aircraft acquired in the troubled debt restructuring with a bond issuer that filed for bankruptcy. This investment is reported at cost, less accumulated depreciation.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collateral Held/Payable for Securities Lending and Other Transactions
We participate in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 102% of the fair value of the loaned securities and at least 100% collateral be maintained through the period the securities are on loan. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the securities are on loan. The collateral is accounted for as a secured borrowing and is recorded as an asset on the consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. During the second quarter of 2008 we discontinued entering into any new securities lending agreements and we expect the existing loaned securities to decrease in 2009 as the underlying collateral matures.
We also obtain or are required to provide collateral relating to certain derivative transactions. We invest cash collateral received and record a liability for amounts owed to counterparties for these transactions. We record an asset for amounts due from counterparties when we are required to provide collateral. See Note 2, “Investment Operations,” for more information regarding our collateral.
Accrued Investment Income
We discontinue the accrual of investment income on invested assets when it is determined that collection is uncertain.
Realized/Unrealized Gains and Losses on Investments
Realized gains and losses on sales of investments are determined on the basis of specific identification. This line item also includes the change in unrealized gains and losses on trading securities. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in fair value that is other than temporary, the carrying value of the investment is reduced to its fair value and a specific write down is taken. Such reductions in carrying value are recognized as realized losses on investments. For fixed maturity securities and equity securities, the fair value becomes the new cost basis for the security and the cost basis is generally not adjusted for subsequent recoveries in fair value. However, for fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows. It is difficult to estimate cash flows on securities that have been written down for an other-than-temporary impairment due to the inherent variability of cash flows associated with distressed securities. Net investment income for 2008 includes accretion totaling $0.4 million on five previously impaired securities, with maturity dates prior to 2011. Net investment income for 2007 includes accretion totaling $0.5 million on two previously impaired securities that matured in 2008. No such accretion was recorded in 2006.
Fair Values
Fair values of fixed maturity securities are based on quoted market prices in active markets when available. Fair values of fixed maturity securities that are not actively traded are estimated using valuation models that vary by asset class. See Note 4, “Fair Values of Financial Instruments,” for more information on assumptions and the amount of securities priced using the valuation models. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities.
Fair values of the conversion features embedded in convertible fixed maturity securities are estimated using an option-pricing model. Fair values of redeemable preferred stocks, equity securities, call options and interest rate swaps are based on the latest quoted market prices, or for those stocks not readily marketable, generally at values which are representative of the fair values of comparable issues. In addition, fair values for all derivative instruments include a credit risk adjustment for the liable party.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Cash Equivalents
For purposes of our consolidated statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash collateral received for derivative positions is invested in cash equivalents and reported with derivative instruments in the consolidated balance sheets.
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
We assume, under coinsurance agreements, certain fixed rate and index annuity contracts. Call options used to fund index credits on the assumed index annuities are purchased by and maintained on the books of the ceding company. We record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable on the consolidated balance sheets at fair value.
Fair values for the embedded derivatives in our modified coinsurance contracts are based on the difference between the fair value and the cost basis of the underlying investments. Fair values for the embedded derivatives in our reinsurance recoverable relating to call options are based on quoted market prices adjusted for a credit risk component. See Note 3, “Derivative Instruments,” for more information regarding call options and see Note 5, “Reinsurance and Policy Provisions,” for additional details on our reinsurance agreements.
Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired
Deferred policy acquisition costs include certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Deferred sales inducements include premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.89% in 2008, 4.96% in 2007 and 4.95% in 2006.
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
Late in the fourth quarter of 2008 and the beginning of 2009, we experienced an unanticipated increase in surrender and withdrawal rates on annuities sold through our independent distribution channel, primarily due to the impact of low U.S. Treasury yields on the market value adjustment feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. This unanticipated activity required us to update the assumptions in our amortization models, which decreased deferred policy acquisition costs $17.0 million and deferred sales inducements $12.6 million in 2008. After taxes, this increased the 2008 net loss $19.2 million ($0.64 per basic and diluted common share).

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and Equipment
Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. At December 31, 2008, it also includes $6.6 million in assets held for sale, which are reported at fair value. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $9.4 million at December 31, 2008 and $33.4 million at December 31, 2007, and estimated useful lives that generally range from two to twenty years. Capitalized software costs had a carrying value of $13.7 million at December 31, 2008 and $15.8 million at December 31, 2007, and estimated useful lives that range from two to five years. Depreciation expense for furniture and equipment was $8.4 million in 2008, $9.0 million in 2007 and $9.4 million in 2006. Amortization expense for capitalized software was $7.2 million in 2008, $5.3 million in 2007 and $4.9 million in 2006.
In December 2008, we sold furniture, office equipment, computer equipment and vehicles to two leasing companies. These assets were subsequently leased by Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), an affiliate, under an operating lease. We have entered into an expense allocation agreement with Farm Bureau Mutual permitting the continued use of certain assets in our operation. We recognized a loss of $0.3 million on the sale of these assets.
Goodwill
Goodwill includes $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of its net assets acquired. Goodwill also includes $1.2 million of identifiable intangible assets relating to insurance licenses obtained with the acquisition of EquiTrust Life Insurance Company. Goodwill and identifiable intangible assets with indefinite lives are not amortized but are subject to annual impairment testing. We test our goodwill balances by comparing the fair value of our reporting units to the carrying value of the goodwill. In the event that we were to dispose one of our reporting units, a discounted cash flow approach would be used to estimate the fair value of that reporting unit; therefore we believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. We have performed impairment testing using cash flow and other analyses and determined none of our goodwill was impaired as of December 31, 2008 or December 31, 2007.
Future Policy Benefits
Future policy benefit reserves for interest sensitive products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Future policy benefit reserves for index annuities are equal to the sum of the fair value of the embedded index options, accumulated index credits and the host contract reserve computed using a method similar to that used for interest sensitive products. Fair value of the index options are calculated using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances.
For our direct business, interest crediting rates for interest sensitive products ranged from 3.00% to 6.00% in 2008 and from 2.65% to 5.50% in 2007 and 2006. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.10% to 5.10% in 2008 and from 3.00% to 6.00% in 2007 and 2006. A portion of the interest credited on our direct business ($7.1 million in 2008, $9.6 million in 2007 and $3.9 million in 2006) represents an additional interest credit on first-year premiums, payable at policy issue or until the first contract anniversary date (first-year bonus interest). These amounts are included as deferred sales inducements.
The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
investment yields used in estimating gross margins was 6.27% in 2008, 6.32% in 2007 and 6.33% in 2006. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 41% of direct receipts from policyholders during 2008 (2007 and 2006 – 42%) and represented 13% of life insurance in force at December 31, 2008 (2007 – 13% and 2006 – 14%). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.
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
Separate Accounts
The separate account assets and liabilities reported in our accompanying consolidated balance sheets represent funds that are separately administered for the benefit of certain policyholders that bear the underlying investment risk. The separate account assets and liabilities are carried at fair value. Revenues and expenses related to the separate account assets and liabilities, to the extent of benefits paid or provided to the separate account policyholders, are excluded from the amounts reported in the accompanying consolidated statements of operations.
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
During 2006, we reduced our reserves for the embedded derivative in our coinsured index annuities $7.1 million. This adjustment, which is the correction of an overstatement that started in 2001, increased 2006 net income $2.6 million ($0.09 per basic and diluted common share) after offsets for taxes and the amortization of deferred policy acquisition costs and deferred sales inducements. The impact to the financial statement line items and prior period financial statements affected by this overstatement is not material. This adjustment does not impact our segment results as the segment results are based on operating income (loss) which, as explained in Note 14, exclude the impact of changes in the valuation of derivatives.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$13,613	$13,906	$13,497
Amortization of deferred policy acquisition costs	128,114	68,394	68,541
Amortization of value of insurance in force acquired	2,705	5,069	3,458
Other underwriting, acquisition and insurance expenses, net of deferrals	76,961	74,451	79,022

Total	$221,393	$161,820	$164,518

See the “Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired” section above regarding the impact of an unlocking adjustment in 2008 on amortization of deferred policy acquisition costs.
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
Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits against the insurer and the insurance broker to recover those damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed and we continue to believe both claims are valid. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuits are resolved. Accordingly, our financial statements for 2006 include the $4.9 million settlement expense, but any recoveries will be recorded in net income (loss) in the period the recovery is received.
Other Income and Other Expenses
Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $2.8 million in 2008, $3.2 million in 2007 and $1.7 million in 2006. Lease income from leases with affiliates totaled $11.1 million in 2008, $12.2 million in 2007 and $12.0 million in 2006. Investment advisory fee income from affiliates totaled $1.4 million in 2008 and $1.5 million in 2007 and 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Retirement and Compensation Plans
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. We employ a long-term investment strategy of maintaining diversified plan assets in equity securities and deposit administration fund contracts. The expected return on plan assets is set at the long-term rate expected to be earned based on the long term investment strategy of the plans for assets at the end of the reporting period.
We also have two share-based payment arrangements under our Class A Common Stock Compensation Plan. We recognize compensation expense for all share-based payments granted, modified or settled. The non performance related stock-based expense is recognized over the shorter of our five-year vesting schedule or the period ending when the employee becomes eligible for retirement using the straight-line method. The performance related stock-based expense is recorded on the number of shares expected to vest and is recognized over the required service period. The impact of forfeitures is estimated and compensation expense is recognized only for those stock-based instruments expected to vest. We report tax deductions related to stock-based instruments in excess of recognized compensation expense as a financing cash flow.
See Note 9, “Retirement and Compensation Plans,” for additional details on these plans.
Comprehensive Income (Loss)
Unrealized gains and losses on our available-for-sale securities and certain interest rate swaps are included in accumulated other comprehensive income (loss) in stockholders’ equity. Other comprehensive income (loss) excludes net investment gains and losses included in net income (loss) which represent transfers from unrealized to realized gains and losses, which totaled ($75.3) million in 2008, $2.7 million in 2007 and $7.9 million in 2006. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $73.3 million in 2008, ($0.3) million in 2007 and ($4.0) million in 2006. Other comprehensive income (loss) also includes the initial recognition and subsequent changes in the underfunded status of our single employer health and medical postretirement benefit plans totaling $0.2 million in 2008, 2007 and 2006.
Dividend Restriction
We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of our line of credit agreement with Bank of America National Association (formerly LaSalle Bank National Association), or in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms for both agreements at December 31, 2008. See Note 7, “Credit Arrangements,” for additional information regarding these agreements.
Reclassifications
Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 financial statement presentation.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2) Investment Operations
Fixed Maturities and Equity Securities
Available For Sale Fixed Maturity and Equity Securities by Investment Category

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2008
Bonds:
Corporate securities	$5,810,370	$46,177	$(1,026,918)	$4,829,629
Mortgage and asset-backed securities	3,002,190	46,573	(478,994)	2,569,769
United States Government and agencies	242,033	12,891	(4,031)	250,893
State, municipal and other governments	1,445,491	4,565	(139,430)	1,310,626
Redeemable preferred stocks	5,000	–	(474)	4,526

Total fixed maturities	$10,505,084	$110,206	$(1,649,847)	$8,965,443

Equity securities	$51,958	$4,173	$(11,268)	$44,863

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Amortized Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2007
Bonds:
Corporate securities	$5,057,919	$101,688	$(163,225)	$4,996,382
Mortgage and asset-backed securities	2,772,552	16,052	(102,631)	2,685,973
United States Government and agencies	550,410	8,454	(4,524)	554,340
State, municipal and other governments	1,248,887	19,118	(15,106)	1,252,899
Redeemable preferred stocks	33,218	1,369	(1,589)	32,998

Total fixed maturities	$9,662,986	$146,681	$(287,075)	$9,522,592

Equity securities	$22,410	$1,290	$(67)	$23,633

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities. The increase in equity securities in 2008 is primarily due to the reclassification of non-redeemable perpetual preferred securities with a fair value totaling $28.0 million, which were previously classified with fixed maturity securities, and additional acquisitions of these types of securities during 2008.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Available For Sale Fixed Maturity Securities by Maturity Date

	December 31, 2008
		Estimated
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$117,268	$113,169
Due after one year through five years	1,182,860	1,045,741
Due after five years through ten years	2,949,740	2,458,698
Due after ten years	3,248,026	2,773,540

	7,497,894	6,391,148
Mortgage and asset-backed securities	3,002,190	2,569,769
Redeemable preferred stocks	5,000	4,526

	$10,505,084	$8,965,443

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	December 31,
	2008	2007
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities – available for sale	$(1,539,641)	$(140,394)
Equity securities – available for sale	(7,095)	1,223
Interest rate swaps	(3,250)	(591)

	(1,549,986)	(139,762)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	398,192	55,490
Deferred sales inducements	134,157	28,237
Value of insurance in force acquired	25,235	624
Unearned revenue reserve	(6,941)	(191)
Provision for deferred income taxes	349,794	19,461

	(649,549)	(36,141)
Proportionate share of net unrealized investment gains of equity investees	2	25

Net unrealized investment losses	$(649,547)	$(36,116)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $796.8 million in 2008, $115.9 million in 2007 and $48.1 million in 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fixed Maturity Securities with Unrealized Losses by Length of Time Unrealized
December 31, 2008

	Less than one year		One year or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
Corporate securities	$2,416,471	$(369,595)	$1,514,634	$(657,323)	$3,931,105	$(1,026,918)
Mortgage and asset-backed securities	527,498	(106,413)	1,067,078	(372,581)	1,594,576	(478,994)
United States Government and agencies	31,052	(4,000)	2,462	(31)	33,514	(4,031)
State, municipal and other governments	783,887	(64,310)	384,632	(75,120)	1,168,519	(139,430)
Redeemable preferred stocks	4,526	(474)	–	–	4,526	(474)

Total fixed maturities	$3,763,434	$(544,792)	$2,968,806	$(1,105,055)	$6,732,240	$(1,649,847)

December 31, 2007

	Less than one year		One year or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Corporate securities	$1,177,231	$(58,031)	$1,309,243	$(105,194)	$2,486,474	$(163,225)
Mortgage and asset-backed securities	611,532	(40,452)	1,119,265	(62,179)	1,730,797	(102,631)
United States Government and agencies	51,200	(372)	97,204	(4,152)	148,404	(4,524)
State, municipal and other governments	142,733	(3,343)	386,840	(11,763)	529,573	(15,106)
Redeemable preferred stocks	5,425	(1,575)	4,986	(14)	10,411	(1,589)

Total fixed maturities	$1,988,121	$(103,773)	$2,917,538	$(183,302)	$4,905,659	$(287,075)

Included in the above table are 1,442 securities from 937 issuers at December 31, 2008 and 863 securities from 538 issuers at December 31, 2007. These increases are primarily due to an increase in spreads between the risk-free and corporate and other bond yields. The following summarizes the more significant unrealized losses by investment category as of December 31, 2008.
Corporate securities: The unrealized losses on corporate securities, including redeemable preferred stocks, totaled $1,027.4 million, or 62.4% of our total unrealized losses. The largest losses were in the financial services sector ($1,132.8 million carrying value and $547.6 million unrealized loss). The largest unrealized losses in the financial services sector were in the holding and other investment offices sector ($421.6 million carrying value and $261.0 million unrealized loss) and the depository institutions sector ($337.2 million carrying value and $159.3 million unrealized loss). The majority of unrealized losses in the holding and other investment offices sector are commercial real estate investment trust bonds and synthetic collateralized debt obligations. The unrealized losses in the real estate investment trust bonds are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets. The unrealized losses in the synthetic collateralized debt obligations are explained below. The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets held by foreign or large national and regional domestic banks.
The manufacturing sector ($922.0 million carrying value and $183.4 million unrealized loss) had a concentration of losses in the paper and allied products sector ($87.5 million carrying value and $37.9 million unrealized loss), the printing and publishing sector ($46.6 million carrying value and $16.0 million unrealized loss) and the food and

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related products sector ($151.9 million carrying value and $15.9 million unrealized loss). The unrealized losses in these three sectors are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening due to a decrease in market liquidity, and increase in market volatility and concerns about the general health of the economy.
Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
Mortgage and asset-backed securities: The unrealized losses on mortgage and asset-backed securities totaled $479.0 million, or 28.9% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and other risky mortgages. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
United States Government and agencies: The unrealized losses on U.S. Governments and agencies totaled $4.0 million, or 0.2% of our total unrealized losses, and were caused by spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in fair value is attributable to increases in general market spreads and market interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
State, municipal and other governments: The unrealized losses on state, municipal and other governments totaled $139.4 million, or 8.4% of our total unrealized losses, and were primarily caused by general spread widening and concerns regarding the stability of the credit quality of the monoline bond insurers. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in fair value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $16.7 million at December 31, 2008. The $16.7 million unrealized loss is from one BB rated security, which is a synthetic collateralized debt obligation backed by investment grade credit default swaps. This security has been impacted by the loss of market liquidity, actual defaults in the collateral and spread widening. We have the ability and intent to hold this security until a recovery of fair value, which may be maturity and therefore, do not consider it to be other-than-temporarily impaired at December 31, 2008. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $66.8 million at December 31, 2008. The $66.8 million unrealized loss from one issuer relates to 21 different securities that are backed by different pools of residential mortgage loans. All but one of the 21 securities are rated investment grade and the largest unrealized loss on any one security totaled $9.4 million at December 31, 2008. The non-investment grade security had an unrealized loss of $2.1 million at December 31, 2008. We have the intent and ability to hold these investments until a recovery of fair value, which may be at maturity, and therefore do not consider these investments to be other-than-temporary impaired at December 31, 2008.
Excluding mortgage and asset-backed securities and one collateralized debt obligation that was impaired during 2008 (see discussion that follows), our largest exposure to securities from any one issuer had an aggregate unrealized loss of $4.5 million at December 31, 2007. With respect to mortgage and asset-backed securities not

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Our investments in synthetic collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities have a carrying value of $7.4 million and unrealized loss of $44.6 million at December 31, 2008 and a carrying value of $42.1 million and unrealized loss of $9.9 million at December 31, 2007. The unrealized loss increased in 2008 primarily due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. Our investment professionals have stress tested all of these securities and determined that future principal losses are not expected based on reasonably adverse conditions. Assuming a 35% recovery, on average these investments could all withstand seven to twelve more defaults without losing any principal. The number of defaults is an estimate based on the remaining credit enhancement (subordination) that remains in each security. Each default that occurs reduces subordination to the security, depending on the loss amount and exposure. Depending on the investment, the synthetic collateralized debt obligations we own have exposure to approximately 120 to 150 reference names, which results in an average default level of 5.0% to 10.0% before we would lose principal. Based on historical performance and current economic conditions, we do not expect future defaults will exceed these levels and believe the existing subordination is sufficient to maintain the value of our investments. In addition, we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity, therefore we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.
In addition, one collateralized debt obligation partially backed by subprime mortgages was written down during the first and second quarters of 2008 to the estimated fair value of $0.2 million. This security had an amortized cost of $10.0 million and a fair value of $1.5 million at December 31, 2007. This security was sold during the third quarter of 2008 for the estimated fair value of $0.2 million.
We also have $11.3 million of gross unrealized losses on equity securities with an estimated fair value of $44.9 million at December 31, 2008 and $0.1 million of gross unrealized losses on equity securities with an estimated fair value of $0.7 million at December 31, 2007. The majority of the unrealized losses at December 31, 2008 are attributable to perpetual preferred securities in the financial sector ($21.7 million carrying value and $10.9 million unrealized loss). These equity securities have been in an unrealized loss position for less than one year. The unrealized losses on these securities increased in 2008 due to concerns about the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds. We have the intent and ability to hold these investments until a recovery of fair value; therefore we do not consider them to be other-than-temporarily impaired at December 31, 2008.
Regarding our entire portfolio, we monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:
•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of the unrealized loss;
•	level of current market interest rates compared to market interest rates when the security was purchased;
•	length of time the security has been in an unrealized loss position; and
•	our intent and ability to hold the security.

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
We establish an allowance as needed, consisting of specific reserves, for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements. There were no impaired loans requiring a valuation allowance during 2008, 2007 or 2006. At December 31, 2008, we had one mortgage loan in the process of foreclosure with a current outstanding principal balance of $9.4 million and property appraised value of $11.1 million.
Components of Net Investment Income

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Fixed maturities – available for sale	$615,400	$542,669	$463,723
Fixed maturities – trading	–	195	546
Equity securities – available for sale	3,115	511	522
Mortgage loans on real estate	78,588	68,201	58,042
Investment real estate	–	461	435
Policy loans	10,931	10,800	10,415
Short-term investments, cash and cash equivalents	3,513	11,104	3,693
Prepayment fee income and other	3,895	5,345	6,262
Interest paid on collateral held	(426)	(4,526)	(1,243)

	715,016	634,760	542,395
Less investment expenses	(7,144)	(6,729)	(6,559)

Net investment income	$707,872	$628,031	$535,836

Realized/Unrealized Gains (Losses) – Recorded in Income

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Fixed maturities – available for sale	$(155,710)	$(2,743)	$(1,521)
Fixed maturities – trading	–	73	83
Equity securities – available for sale	4,128	5,794	13,492
Investment real estate	–	2,645	(19)
Collateral held for securities lending and other transactions	(1,834)	–	–
Derivative instruments assumed	(2,893)	–	–
Securities and indebtedness of related parties	–	–	1,936

Realized/unrealized gains (losses) on investments	$(156,309)	$5,769	$13,971

The income on fixed maturity securities classified as trading in 2006 represents unrealized gains relating to securities held as of December 31, 2006 that were realized upon maturity in 2007.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Change in Unrealized Appreciation/Depreciation of Investments – Recorded in Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Fixed maturities – available for sale	$(1,399,247)	$(161,626)	$(87,587)
Equity securities – available for sale	(8,318)	(13,451)	(13,258)
Interest rate swaps	(2,659)	(5,317)	(798)

Change in unrealized appreciation/depreciation of investments	$(1,410,224)	$(180,394)	$(101,643)

Sales, Maturities and Principal Repayments on Fixed Maturity Securities

		Gross Realized	Gross Realized
	Amortized Cost	Gains	Losses	Proceeds
		(Dollars in thousands)
Year ended December 31, 2008
Scheduled principal repayments and calls – available for sale	$526,311	$—	$—	$526,311
Sales – available for sale	107,918	3,256	(5,310)	105,864

Total	$634,229	$3,256	$(5,310)	$632,175

Year ended December 31, 2007
Scheduled principal repayments and calls – available for sale	$497,676	$—	$—	$497,676
Sales – available for sale	55,088	1,626	(173)	56,541

Total	$552,764	$1,626	$(173)	$554,217

Year ended December 31, 2006
Scheduled principal repayments and calls – available for sale	$393,789	$—	$—	$393,789
Sales – available for sale	59,454	1,226	(527)	60,153

Total	$453,243	$1,226	$(527)	$453,942

Realized losses on sales in 2008 include a $2.3 million loss on a bank and $2.1 million on a printing and publishing company that experienced significant losses during 2008 and filed for bankruptcy protection.
Realized losses on fixed maturities totaling $155.3 million in 2008, $4.3 million in 2007 and $2.3 million in 2006 were incurred as a result of writedowns for other-than-temporary impairments on fixed maturity securities.
Variable Interest Entities
We have investments in variable interest entities for which we are not considered the primary beneficiary. These investments consist of a real estate limited partnership and certain mezzanine commercial real estate loans on real estate properties. The real estate limited partnership had revenues totaling $3.7 million for 2008, $2.7 million for 2007 and $3.2 million for 2006. There was one real estate project in 2008, two in 2007 and one in 2006. Each real estate project has assets totaling less than $42.0 million at December 31, 2008, less than $21.0 million at December 31, 2007 and less than $5.0 million at December 31, 2006. Our investments in these real estate projects were made during the period from 2005 to 2007. Our maximum exposure to loss is the carrying value of our investments which totaled $12.1 million at December 31, 2008 and $13.2 million at December 31, 2007 for the real estate limited partnership and $2.5 million at December 31, 2008 and $3.6 million at December 31, 2007 for the mezzanine commercial real estate loans.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other
We have a common stock investment in American Equity Investment Life Holding Company (AEL), valued at $0.4 million at December 31, 2008 and $12.6 million at December 31, 2007. American Equity underwrites and markets life insurance and annuity products throughout the United States. We sold a portion of our investment in AEL and realized gains totaling $4.1 million in 2008, $6.1 million in 2007 and $13.5 million in 2006. We also coinsure a closed block of annuity business from a subsidiary of AEL.
During 2006, we sold our equity investment in Western Agricultural Insurance Company, an affiliate, at its fair value of $7.9 million, to Farm Bureau Mutual. A realized gain of $1.9 million was recognized on this transaction.
At December 31, 2008, affidavits of deposits covering investments with a carrying value totaling $10,448.1 million were on deposit with state agencies to meet regulatory requirements. Also, fixed maturity securities with a carrying value of $41.0 million were on deposit with the Federal Home Loan Bank as collateral for a funding agreement.
At December 31, 2008, there were no commitments to provide additional funding for mortgage loans on real estate.
Securities recorded on our consolidated balance sheets with a fair value of $66.4 million at December 31, 2008 and $179.5 million at December 31, 2007 were on loan as part of our securities lending program. In addition, we were liable for cash collateral under our control from this program totaling $69.6 million at December 31, 2008 and $185.3 million at December 31, 2007.
We held cash collateral for derivative and other transactions totaling $10.9 million at December 31, 2008 and $87.9 million at December 31, 2007. These amounts were invested and included in the consolidated balance sheets with corresponding amounts netted against call options in derivative instruments or collateral payable for security lending and other transactions. No off-balance sheet collateral was held at December 31, 2008 or December 31, 2007.
The carrying value of investments which have been non-income producing for the twelve months preceding
December 31, 2008 include real estate, fixed income and equity securities totaling $1.2 million.
No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded ten percent of stockholders’ equity at December 31, 2008.
3) Derivative Instruments
We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $100.0 million at December 31, 2008 and $300.0 million at December 31, 2007. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. Effective April 1, 2007, we adopted Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate,” which clarified that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Upon adoption, we were required to undesignate these hedging relationships and begin recording the net interest rate settlements on the interest rate swaps as a component of derivative income. The interest rate settlements decreased derivative income $2.5 million in 2008 and increased derivative income $2.9 million in 2007. The interest rate settlements decreased interest sensitive product benefits $1.0 million in 2007 and $3.7 million in 2006. In 2008, we experienced nonperformance by a counterparty on an interest rate swap agreement that was originally scheduled to mature on December 1, 2010. We terminated this agreement and realized a loss totaling $0.5 million.
In 2006, we also entered into one interest rate swap to hedge the variable component of the interest rate on a portion of our line of credit borrowings. The terms of this swap provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. Any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to this portion of the line of credit. Interest expense was increased by $0.5 million in 2008 and reduced by $0.3 million in 2007 and $0.2 million in 2006 as a result of the net interest settlements on this swap.
Summary of Swaps

				Carrying and Fair Value at December 31,
Maturity	Notional	Receive	Pay
Date	Amount	Rate	Rate	2008	2007
				(dollars in thousands)
4/1/2008	$50,000	3 month LIBOR*	3.865%	$–	$120
7/1/2008	50,000	1 month LIBOR*	2.579	–	440
7/1/2008	50,000	1 month LIBOR*	2.465	–	451
1/1/2010	50,000	1 month LIBOR*	4.858	(1,860)	(1,080)
10/7/2010	46,000	3 month LIBOR*	4.760	(2,692)	(1,159)
12/1/2010	50,000	1 month LIBOR*	5.040	–	(1,640)
6/1/2011	50,000	1 month LIBOR*	5.519	(4,905)	(2,554)

				$(9,457)	$(5,422)

* London Interbank Offered Rate
We formally documented hedging relationships, including identification of the interest rate swaps as the hedging instruments and interest credited to the related flexible premium deferred annuity contract liabilities or interest expense on the line of credit as the hedged transactions. We also documented our risk management objectives and strategies for undertaking these transactions. There was no ineffectiveness recorded in the consolidated statements of operations during 2008, 2007, or 2006 for instruments designated as hedges.
We write index annuities directly and assume index annuity business under a coinsurance agreement. Index annuities guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. Most of the premium received is invested in investment grade fixed income securities and a portion of the premium received from the contract holder is used to purchase derivatives consisting of one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. Although the call options are designed to be effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums.
We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $12.9 million at December 31, 2008 and $43.9 million at December 31, 2007. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $5.6 million at December 31, 2008 and $22.4 million at December 31, 2007. Derivative income (loss) includes ($202.0) million for 2008, ($3.0) million for 2007 and $70.5 million for 2006 relating to call option proceeds and changes in fair value.
The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled ($189.4) million for 2008, ($5.9) million for 2007 and $70.3 million for 2006.
We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled ($0.9) million at December 31, 2008 and less than $0.1 million at December 31, 2007 and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was $0.3 million at December 31, 2008 and $0.2 million at December 31, 2007. Derivative income (loss) from our modified coinsurance contracts totaled ($0.8) million in 2008, $0.1 million in 2007, and less than $0.1 million in 2006.
4) Fair Values of Financial Instruments
Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements and allows companies to forego the disclosures when those estimates can only be made at excessive cost.
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
The fixed income markets in 2008 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. In addition, there were credit downgrade events and an increased probability of default for many fixed income instruments. These volatile market conditions increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable. There were certain instruments that were in active markets with significant observable data that became illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.
We used the following methods and assumptions in estimating the fair value of our financial instruments in 2008. Fair values for 2007 used similar methodologies, however there were no adjustments for credit risk or adverse deviation.
Fixed maturity securities: Fair values of fixed maturity securities are based on quoted market prices in active markets when available. Investments for which market prices are not observable are generally private investments, securities valued using non-binding broker quotes or securities with very little trading activity where reasonable prices from independent sources cannot be obtained. We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Policy loans: Fair values are estimated by discounting expected cash flows using a risk-free interest rate based on the U.S. Treasury curve.
Other long-term investments, cash and short-term investments: Amounts are reported at historical cost, adjusted for amortization of premiums, depreciation or accrual of discounts, as applicable, which approximates the fair values due to the nature of these assets.
Reinsurance recoverable: Reinsurance recoverable relating to our portion of the call options used to fund index credits on the index annuities assumed from a reinsurer is reported at fair value. Fair value is determined using quoted market prices for the call options, less an adjustment for credit risk. Reinsurance recoverable also includes the embedded derivatives in our modified coinsurance contracts under which we cede or assume business. Fair values for these embedded derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. We are not required to estimate fair value for the remainder of the reinsurance recoverable balance.
Collateral held and payable for securities lending and other transactions: Fair values are obtained from an independent pricing source whose results undergo evaluation by our internal investment professionals.
Assets held in separate accounts: Separate account assets are reported at estimated fair value in our consolidated balance sheets based on quoted net asset values of the underlying mutual funds.
Future policy benefits and other policyholders’ funds: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds, funding agreements and supplementary contracts) are estimated using one of two methods. For contracts with known maturities, fair value is determined using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. For deposit liabilities with no defined maturities, fair value is the amount payable on demand. We are not required to estimate the fair value of our liabilities under other insurance contracts.
Short-term and long-term debt: The fair values for long-term debt are estimated using discounted cash flow analysis based on our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk.
Other liabilities: Fair values for the embedded derivatives in our modified coinsurance contracts under which we cede or assume business are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. Fair values for interest rate swaps are based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral paid. Prices are verified using analytical tools by our internal investment professionals. We are not required to estimate fair value for the remainder of the other liabilities balances.
Liabilities related to separate accounts: Separate account liabilities are estimated at cash surrender value, the cost we would incur to extinguish the liability.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values and Carrying Values of Financial Instruments

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(Dollars in thousands)
Assets
Fixed maturities – available for sale	$8,965,443	$8,965,443	$9,522,592	$9,522,592
Equity securities – available for sale	44,863	44,863	23,633	23,633
Mortgage loans on real estate	1,381,854	1,335,851	1,221,573	1,244,718
Derivative instruments	12,933	12,933	43,918	43,918
Policy loans	182,421	251,838	179,490	215,208
Other long-term investments	1,527	1,527	1,300	1,300
Cash and short-term investments	300,169	300,169	156,020	156,020
Reinsurance recoverable	5,920	5,920	22,659	22,659
Collateral held for securities lending and other transactions	67,953	67,953	186,925	186,925
Assets held in separate accounts	577,420	577,420	862,738	862,738

Liabilities
Future policy benefits	$9,633,590	$8,831,537	$8,666,463	$7,670,795
Other policyholders’ funds	671,325	676,966	596,557	601,966
Short-term debt	59,446	59,005	–	–
Long-term debt	371,005	248,399	316,930	273,971
Collateral payable for securities lending and other transactions	69,656	69,656	202,594	202,594
Other liabilities	10,314	10,314	6,433	6,433
Liabilities related to separate accounts	577,420	559,843	862,738	837,591
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
Fair values of all Level 2 fixed maturity securities are obtained primarily from a variety of independent pricing sources, whose results undergo evaluation by our internal investment professionals. We generally obtain one price per security, which is compared to relevant credit information, perceived market movements and sector news. Market indices of similar rated asset class spreads are consulted for valuations and broker indications of similar securities are compared. If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value. If discrepancies are identified additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected.
Level 3 – Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
private corporate securities, non-binding broker and internally priced mortgage or other assets backed securities and other publicly traded issues and index annuity embedded derivatives.
Fair values of private investments are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained from quoted market prices, the fair value is determined by our investment professionals using an enhanced matrix calculation. The matrix pricing performed by pricing services and our internal investment professionals includes a discounted cash flow analysis using a spread, including the specific creditors’ credit default swap spread (if available), over U.S. Treasury bond yields, adjusted for the maturity/average life differences. Spread adjustments are intended to reflect an illiquidity premium and take into account a variety of factors including but not limited to: senior unsecured versus secured status, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.
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
Valuation of our Financial Instruments by Fair Value Hierarchy Levels

	December 31, 2008
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Fixed maturities – available for sale	$–	$8,057,826	$907,617	$8,965,443
Equity securities – available for sale	2,246	42,617	–	44,863
Derivative instruments	–	12,933	–	12,933
Other long-term investments	–	–	1,527	1,527
Cash and short-term investments	270,181	29,988	–	300,169
Reinsurance recoverable	–	5,920	–	5,920
Collateral held for securities lending and other transactions	–	67,953	–	67,953
Assets held in separate accounts	577,420	–	–	577,420

Liabilities
Future policy benefits – index annuity embedded derivatives	$–	$–	$523,515	$523,515
Collateral payable for securities lending and other transactions	–	69,656	–	69,656
Approximately 10.1% of the total fixed maturities are included in the Level 3 group. The fair value of the assets and liabilities above include the financial instruments’ nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets was valued at less than $0.1 million at December 31, 2008. The nonperformance risk for our liabilities was valued at $236.6 million at December 31, 2008.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Level 3 Fixed Maturity Investments by Valuation Source

	December 31, 2008
			Mortgage or
	Private	Publicly traded	other asset -		Percent of
	corporation	issues	backed securities	Total	Total
	(Dollars in thousands)
Source of valuation
Third-party vendors	$44,760	$298,852	$40,721	$384,333	42.3%
Priced internally	349,302	96,896	77,086	523,284	57.7

Total	$394,062	$395,748	$117,807	$907,617	100.0%

Level 3 Financial Instruments Changes in Fair Value

	Fixed maturities	Other long-term
	available for sale	investments
	(Dollars in thousands)
Assets
Balance, December 31, 2007	$1,072,697	$1,300
Purchases (disposals), net	150,046	173
Realized and unrealized gains (losses), net	(238,254)	–
Transfers in and/or (out) of Level 3 (1)	(76,552)	–
Included in earnings (amortization)	(320)	54

Balance, December 31, 2008	$907,617	$1,527

Change in unrealized gains/losses on investments held at December 31, 2008	$(193,176)	$–

(1)	Included in the transfers in and/or out line above is $270.1 million of securities that were priced using a broker only quote at December 31, 2007 and were transferred to a pricing service that uses observable market data in the prices and $193.6 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at December 31, 2008, primarily due to a reduction in market activity.

Future policy benefits – index product embedded derivatives
Balance, December 31, 2007	$747,511
Premiums less benefits, net	22,432
Impact of unrealized gains (losses), net	(246,428)

Balance, December 31, 2008	$523,515

Change in unrealized gains/losses on embedded derivatives held at December 31, 2008 (1)	$(246,428)

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 64% of catastrophic losses after other reinsurance and a deductible of $0.9 million. Pool losses are capped at $17.8 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $6.4 million per event.
Farm Bureau Life also has an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention and was increased from $10.0 million to $11.0 million effective January 1, 2009. A maximum occurrence limit of $50.0 million applies to policies written on agents of the company who are participating in company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.
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
Life insurance in force ceded on a consolidated basis totaled $9,144.2 million (21.0% of direct life insurance in force) at December 31, 2008 and $8,482.8 million (20.6% of direct life insurance in force) at December 31, 2007. Insurance premiums and product charges have been reduced by $31.8 million in 2008, $30.8 million in 2007 and $30.7 million in 2006 and insurance benefits have been reduced by $19.1 million in 2008, $13.7 million in 2007 and $21.2 million in 2006 as a result of cession agreements.
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
Life insurance in force assumed on a consolidated basis totaled $1,503.8 million (4.2% of total life insurance in force) at December 31, 2008 and $1,573.7 million (4.6% of total life insurance in force) at December 31, 2007. Premiums and product charges assumed totaled $22.1 million in 2008, $24.5 million in 2007 and $26.0 million in 2006. Insurance benefits assumed totaled $12.4 million in 2008, $9.7 million in 2007 and $10.9 million in 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Policy Provisions
Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$40,591	$45,660	$49,118
Accretion of interest during the year	1,662	1,819	6,186
Amortization of asset	(4,367)	(6,888)	(9,644)

Balance prior to impact of net unrealized investment gains and losses	37,886	40,591	45,660
Impact of net unrealized investment gains and losses	25,235	624	(2,819)

Balance at end of year	$63,121	$41,215	$42,841

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2009 — $2.7 million; 2010 — $2.7 million; 2011 — $2.6 million; 2012 — $2.4 million; 2013 — $2.2 million; and thereafter, through 2030 — $25.3 million.
Certain variable annuity and variable universal life contracts in our separate accounts have minimum interest guarantees on funds deposited in our general account and guaranteed minimum death benefits (GMDBs) on our variable annuities. In addition, we have certain variable annuity contracts that have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon death of the contract holder. Beginning in 2008, we also have certain variable annuity contracts that have a guaranteed minimum income benefit (GMIB) that provides monthly income to the contract holder after the eighth policy year.
GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2008		December 31, 2007
	Separate		Separate
	Account	Net Amount	Account	Net Amount
Type of Guarantee	Balance	at Risk	Balance	at Risk
		(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$144,119	$19,626	$241,716	$365
Return the greater of highest anniversary value or net deposits	265,105	126,169	478,694	6,925
Incremental death benefit	224,999	6,512	442,323	42,015
Guaranteed minimum income benefit	5,568	27	–	–

Total		$152,334		$49,305

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs, or GMIBs determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $1.4 million at December 31, 2008 and $1.2 million at December 31, 2007. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 53 years at December 31, 2008 and 54 years at December 31, 2007. Paid benefits for GMDBs, IDBs and GMIBs totaled $0.4 million for 2008, $0.1 million for 2007 and less than $0.1 million for 2006.
6) Income Taxes
We file a consolidated federal income tax return with the Life Companies and FBL Financial Services, Inc. and certain of their subsidiaries. The companies included in the consolidated federal income tax return each report

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing a benefit to the extent their losses contribute to reduce consolidated taxes.
Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the intent and ability to hold the investments until maturity, at which time, the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2008 and 2007.
Income Tax Expenses (Credits)

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income (loss) before minority interest in loss (earnings) of subsidiaries and equity income (loss):
Current	$(11,086)	$40,530	$40,993
Deferred	(2,576)	521	3,375

	(13,662)	41,051	44,368

Equity income (loss) – current	(2)	827	612

Taxes provided in consolidated statements of changes in stockholders’ equity:
Change in cumulative effect of change in accounting principal – deferred	(439)	–	–
Change in net unrealized investment gains/losses – deferred	(330,308)	(34,742)	(29,022)
Adjustment resulting from capital transaction of equity investee – deferred	(23)	39	(31)
Change in underfunded status of other post-retirement benefit plans – deferred	10	(10)	(112)
Issuance of shares under stock option plan – current	(134)	(1,376)	(1,614)
Issuance of shares under stock option plan – deferred	69	–	22

	(330,825)	(36,089)	(30,757)

	$(344,489)	$5,789	$14,223

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Income (loss) before income taxes, minority interest in loss (earnings) of subsidiaries and equity income (loss)	$(31,879)	$125,806	$133,488

Income tax (benefit) at federal statutory rate (35%)	$(11,158)	$44,032	$46,721
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(2,618)	(2,700)	(1,963)
Reversal of tax accruals no longer necessary based on events and analysis performed during the year	–	–	(525)
Other items	114	(281)	135

Income tax expense (benefit)	$(13,662)	$41,051	$44,368

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred income tax assets:
Fixed maturity and equity securities	585,456	46,481
Future policy benefits	306,651	342,244
Accrued dividends	3,584	3,923
Accrued benefit and compensation costs	11,378	12,469
Other	2,445	2,736

	909,514	407,853
Deferred income tax liabilities:
Deferred policy acquisition costs	$425,817	$298,703
Deferred sales inducements	147,059	112,452
Value of insurance in force acquired	22,092	14,425
Property and equipment	5,407	9,162
Other	4,059	1,299

	604,434	436,041

Net deferred income tax asset (liability)	$305,080	$(28,188)

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2001.
7) Credit Arrangements
We have a $60.0 million revolving line of credit agreement with Bank of America National Association (formerly LaSalle Bank National Association) and Bankers Trust Company, N.A. This agreement is effective through October 31, 2010 and interest on any borrowings accrues at a variable rate (5.00% at December 31, 2008 and 5.99% at December 31, 2007). Debt outstanding on this line of credit totaled $60.0 million at December 31, 2008 and $46.0 million at December 31, 2007.
Under the bank line of credit agreement, we are required to meet financial covenants, which include compliance with certain financial ratios and maintaining certain rating agency levels. In addition, we are prohibited from incurring additional indebtedness in excess of $10.0 million without prior approval from the banks while this line of credit is in effect. We are compliant with all terms of the line of credit agreement at December 31, 2008. We intend to pay off the borrowings in the first quarter of 2009 with funds readily available at the parent company to increase our access to liquidity with the Federal Home Loan Bank. Therefore we have classified the outstanding amount as short-term debt on our consolidated balance sheet at December 31, 2008.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2008, we issued 9.25% Senior Notes payable to affiliates totaling $100.0 million that mature in November 2011 (2011 Senior Notes). One note for $75.0 million was issued to Farm Bureau Mutual and a $25.0 million note was issued to an investment affiliate of the Iowa Farm Bureau Federation (IFBF), our majority stockholder. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The 2011 Senior Notes, which are prepayable at par, would have caused us to violate the covenants of our revolving line of credit agreement with Bank of America National Association and Bankers Trust Company, N.A. Therefore, in November 2008, the line of credit agreement was amended to allow for the 2011 Senior Notes without violating the financial covenants.
In March 2007, we issued $100.0 million of 5.875% Senior Notes due March 15, 2017 (2017 Senior Notes). Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 each year. The 2017 Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the 2017 Senior Notes after underwriting fees, offering expenses and original issue discount, which are being amortized over the term of the 2017 Senior Notes, using the effective interest method. We amended our line of credit agreement with Bank of America National Association and Bankers Trust Company, N.A in 2007 to allow for the 2017 Senior Notes without violating the financial covenants of that agreement.
In April 2004, we issued $75.0 million of 5.85% Senior Notes due April 15, 2014 (2014 Senior Notes). Interest on the Senior Notes due 2014 is payable semi-annually on April 15 and October 15 each year. The 2014 Senior Notes are redeemable in whole or in part at any time at our option at a “make-whole” redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.5 million from the issuance of the 2014 Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock, which are being amortized over the term of the 2014 Senior Notes, using the effective interest method. We amended our line of credit agreement with Bank of America National Association and Bankers Trust Company, N.A in 2004 to allow for the 2014 Senior Notes without violating the financial covenants of that agreement.
Long-term debt includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by AEL. As of December 31, 2008 and 2007, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.
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

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (eight to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement resulting in the IFBF, which owns 65% of our voting stock as of December 31, 2008, maintaining control of the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.
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
As multiemployer plans, the assets we contribute to the plans are commingled with the assets contributed by the other employers. Accordingly, unless noted otherwise, we do not separate the disclosure information below between amounts attributable to us and amounts attributable to the other employers. For 2008, the measurement date for the plans is December 31. Prior to 2008, the measurement date for the plans was September 30. This change was required due to the adoption of FASB Statement No. 158 as discussed in Note 1, “Significant Accounting Policies — Accounting Changes.”
Plans’ Funded Status for all Employers Combined

	As of or for the year ended
	December 31,
	2008	2007
	(Dollars in thousands)
Change in benefit obligation – all employers
Net benefit obligation at beginning of the year	$260,738	$261,289
Service cost	8,291	9,364
Interest cost	18,534	13,903
Actuarial loss (gain)	12,787	(3,446)
Benefits paid	(22,465)	(20,564)
Other	(2,244)	192

Net benefit obligation at end of the year	275,641	260,738

Change in plan assets – all employers
Fair value of plan assets at beginning of the year	207,456	182,452
Actual return on plan assets	(25,327)	13,515
Employer contributions	16,372	32,053
Benefits paid	(22,465)	(20,564)
Other	(3,328)	–

Fair value of plan assets at end of the year	172,708	207,456

Underfunded status at end of the year	$(102,933)	$(53,282)

Statement No. 158 does not require the recognition of an asset or liability in the consolidated balance sheets for the funded status of multiemployer plans. Under Statement No. 158, a liability totaling $102.9 million at December 31, 2008 and $53.3 million at December 31, 2007 would have been recorded for all employers for the underfunded status of the plans.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of Net Periodic Pension Cost for all Employers Combined

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Service cost	$6,636	$9,364	$9,583
Interest cost	14,835	13,903	13,711
Expected return on assets	(13,978)	(12,347)	(10,984)
Amortization of prior service cost	784	775	804
Amortization of actuarial loss	3,779	4,479	5,593
Settlement expense	1,476	–	–

Net periodic pension cost – all employers	$13,532	$16,174	$18,707

The plans’ prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor, as allowed under Statement No. 87, “Employers Accounting for Pensions,” to determine the amounts to amortize. It is expected that net periodic pension cost for all employers in 2009 will include $8.9 million for amortization of the actuarial loss and $0.7 million of prior service cost amortization.
We expect contributions to the plans for 2009 for all employers to be approximately $21.3 million, of which $9.0 million is expected to be contributed by us. Expected benefits to be paid for all employers are as follows: 2009 — $26.6 million, 2010 — $23.3 million, 2011 — $21.5 million, 2012 - $23.2 million, 2013 — $23.3 million and 2014 through 2018 — $107.4 million.
FBL’s Proportionate Share of Prepaid or Accrued Pension Cost

	December 31,
	2008	2007
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$13,140	$14,342
Accrued benefit cost	(10,241)	(10,666)

Net amount recognized in our consolidated financial statements	$2,899	$3,676

Net periodic pension cost recorded in our consolidated income statements totaled $5.4 million in 2008, $5.9 million in 2007 and $6.4 million in 2006. As mentioned in Note 1 above, in 2008 we also recorded a portion of the net periodic pension costs as a charge to retained earnings totaling $0.8 million as a result of adopting the measurement date portion of Statement No. 158.
Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2008	2007
	(Dollars in thousands)
Projected benefit obligation – all employers	$275,641	$260,738
Accumulated benefit obligation – all employers	243,358	228,574
Fair value of plan assets – all employers	172,708	207,456
Weighted Average Assumptions Used to Determine Benefit Obligations

	December 31,
	2008	2007
Discount rate	5.93%	6.01%
Annual salary increases	4.00%	4.00%
We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a “spot” yield curve known as the Citigroup Pension Discount Liability Index yield curve. This curve is constructed from the Treasury curve by adding option-adjusted spreads that are drawn from the double-A

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
corporate sector of the Salomon Broad Investment-Grade Bond Index. The bonds with “excessive” call exposure are excluded, as well as securities with abnormal option-adjusted spreads. The final spreads are determined using this “call-protected” sample of AA corporate bonds.
Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.01%	5.60%	5.50%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.00%	4.00%
We employ a long-term investment strategy of diversifying the plans’ assets into equity securities with the long-term target allocation being approximately 60% deposit administration fund contracts and 40% equities. At December 31, 2008, the plans’ assets were invested 77% in deposit administration fund contracts held by Farm Bureau Life and 23% in diversified equities. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) to maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long term investment strategy of the plans. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.
Other Retirement Plans
We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. Through October 2008, we contributed FBL Financial Group, Inc. stock in an amount equal to 100% of an employee’s contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee’s contributions between 2% and 4% of the annual salary contributed by the employee. Beginning in November 2008, we made cash contributions at the same contribution levels noted above. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $1.1 million in 2008, $1.0 million in 2007 and $0.9 million in 2006.
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
In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to retirees. Postretirement benefit expense aggregated $0.1 million in 2008, 2007 and 2006. In addition, with the adoption of Statement No. 158 in 2006, we increased other liabilities $0.3 million for the underfunded status of these plans, reduced accumulated other comprehensive income (loss) $0.2 million and recorded a deferred tax asset of $0.1 million.
Stock Compensation Plans
We have two share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $1.0 million for 2008, $4.9 million for 2007 and $3.1 million for 2006. The income tax benefit (expense) recognized in the income statement for these arrangements totaled ($0.3) million for 2008, $1.8 million for 2007 and $1.1 million for 2006.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Option Awards
We grant stock options for Class A common stock to directors, officers and employees. For officers and employees, the options have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us. Options to directors are fully vested upon grant and have a contractual term that varies with the length of time the director remains on the Board, up to ten years. The stock price for all options is equal to the fair value of the common stock on the grant date. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model. Beginning in 2009, stock based compensation for our directors will be in the form of grants of stock or restricted stock.
Assumptions Used in our Valuation Model

	Year ended December 31,
	2008		2007		2006
Weighted average risk-free interest rate	3.10%		4.73%		4.33%
Dividend yield	1.25%		1.35%		1.40%
Weighted average volatility factor of the expected market price	0.25		0.20		0.24
Weighted average expected term	5.3	years	5.7	years	5.6	years
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. For options granted in 2008, the weighted average expected term for the majority of our options was calculated using average historical behavior. For options granted in 2007 and earlier, the weighted-average expected term for the majority of our options was presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the “shortcut method” under Statement No. 123(R), “Share-Based Payment.”
Stock Option Activity

			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Number of	Average Exercise	Term (in	Intrinsic
	Shares	Price per Share	Years)	Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2008	2,260,597	$27.54
Granted	511,208	32.73
Exercised	(54,915)	20.23
Forfeited or expired	(54,465)	27.86

Shares under option at December 31, 2008	2,662,425	28.68	5.40	$238

Vested at December 31, 2008 or expected to vest in the future	2,608,351	$28.60	5.35	$238

Exercisable options at December 31, 2008	1,766,896	$26.52	4.12	$238

(1)	Represents the difference between the stock price and exercise price for each option, excluding options where the exercise price is above the stock price, at December 31, 2008.
The weighted average grant-date fair value of options granted per common share was $7.82 for 2008, $9.27 for 2007 and $8.64 for 2006. The intrinsic value of options exercised during the year totaled $0.6 million for 2008, $5.4 million for 2007 and $6.9 million for 2006.
Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $3.2 million as of December 31, 2008. This expense is expected to be recognized over a weighted-average period of 2.4 years.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $1.0 million for 2008, $5.9 million for 2007 and $6.6 million for 2006. The actual tax benefit realized from stock options exercised totaled $0.1 million for 2008, $1.6 million for 2007 and $2.0 million for 2006.
Performance Based Restricted Stock
We also grant restricted Class A common shares to certain executives. The restrictions on this stock lapse and the stock vests if we meet or exceed operating goals, such as earnings per share and return on equity targets within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the restricted stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period are contingent upon vesting.
Restricted Stock Activity

		Weighted-
		Average Grant-
		Date Fair Value
	Number of Shares	per Share
Restricted stock at January 1, 2008	256,541	$34.99
Granted	145,722	31.37
Released	(28,915)	27.18
Forfeited	(42,402)	32.53

Restricted stock at December 31, 2008	330,946	34.66

Unrecognized compensation expense related to unvested share-based compensation granted under the restricted stock arrangement totaled less than $0.1 million as of December 31, 2008. This expense is expected to be recognized over a weighted-average period of 1.1 years. The tax benefit realized from restricted stock released to employees was $0.3 million as of December 31, 2008. We have a policy of withholding shares to cover estimated future tax payments.
At December 31, 2008, shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 3,788,923.
Other
We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 60,825 at December 31, 2008 and 46,846 at December 31, 2007. At December 31, 2008, shares of Class A common stock available for future issuance under the Director Compensation Plan totaled 35,250. We also have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the Company who are required to meet certain stated common stock ownership guidelines are allowed to use their base salary and annual cash bonus to purchase deferred stock units. Under this plan, we have deferred stock units outstanding totaling 31,843 at December 31, 2008 and 19,600 at December 31, 2007. At December 31, 2008, shares of Class A common stock available for future issuance under this plan totaled 217,094. We also have an Executive Excess 401k Plan under which officers of the Company who meet salary guidelines and 401k contribution guidelines are allowed to purchase unregistered deferred stock units. Under this plan, we have deferred stock units outstanding totaling 5,769 at December 31, 2008.
10) Management and Other Agreements
We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related expenses, travel and other operating costs. In 2008, we also entered into an expense allocation agreement with Farm Bureau Mutual for the use of property and equipment.
We have management agreements with Farm Bureau Mutual and other affiliates under which we provide general business, administrative and management services. Fee income for these services totaled $3.5 million in 2008, $3.1 million in 2007 and $2.6 million in 2006. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $0.5 million in 2008, $1.0 million in 2007 and $1.1 million in 2006.
We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Mutual and another affiliate. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $8.5 million in 2008, $7.6 million in 2007 and $7.2 million in 2006 relating to these arrangements.
We are licensed by the IFBF to use the “Farm Bureau” and “FB” designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2008, 2007 and 2006. We have similar arrangements with the Kansas Farm Bureau and other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.4 million in 2008, $1.3 million in 2007 and $1.2 million in 2006.
11) Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At December 31, 2008, management is not aware of any claims for which a material loss is reasonably possible.
In the third quarter of 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded Farm Bureau Life and Farm Bureau Mutual actual damages totaling $3.6 million and punitive damages totaling $62.7 million. Approximately 25% of the award is allocable to Farm Bureau Life with the remaining 75% allocable to Farm Bureau Mutual. In February 2009 the court ruled on various post trial motions, upholding the actual damages, but reducing the punitive damages to $3.6 million. The time for appealing the verdict and award will not begin until post trial motions have been filed and ruled on by the court. Regardless of the outcome of any rulings, we anticipate an appeal by the defendants unless a settlement has been reached. In addition, see Note 1, “Significant Accounting Policies – Underwriting, Acquisition and Insurance Expenses” for disclosure of a $4.9 million gain contingency relating to a lawsuit settlement in 2006. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuit is resolved.
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
We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2008, are as follows: 2009 — $2.7 million; 2010 — $2.7 million; 2011 — $2.7 million; 2012 — $2.7 million and 2013 — $0.7 million. Rent expense for the lease totaled $3.4 million in 2008, $3.1 million in 2007 and $3.0 million in 2006. These amounts are net of $1.4 million in 2008, 2007 and 2006 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $5.9 million at December 31, 2008 and $7.3 million at December 31, 2007.
From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reduction in future premium taxes. Expenses incurred for guaranty fund assessments, net of related premium tax offsets, totaled less than $0.1 million in 2008, 2007 and 2006.
12) Earnings (Loss) per Share
Computation of Earnings (Loss) Per Common Share

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss)	$(18,149)	$86,339	$90,129
Dividends on Series B preferred stock	(150)	(150)	(150)

Numerator for earnings (loss) per common share – income available to common stockholders	$(18,299)	$86,189	$89,979

Denominator:
Weighted average shares	29,815,654	29,653,470	29,332,661
Deferred common stock units relating to deferred compensation plans	78,255	60,792	46,704

Denominator for earnings (loss) per common share – weighted-average shares	29,893,909	29,714,262	29,379,365
Effect of dilutive securities – stock-based compensation	–	607,355	525,259

Denominator for diluted earnings (loss) per common share – adjusted weighted-average shares	29,893,909	30,321,617	29,904,624

Earnings (loss) per common share	$(0.61)	$2.90	$3.06

Earnings (loss) per common share – assuming dilution	$(0.61)	$2.84	$3.01

Options to purchase outstanding shares of common stock are excluded from the computation of diluted earnings (loss) per share if the options are antidilutive.
Outstanding Shares Excluded from Diluted Earnings (Loss) Per Share

	December 31,
	2008	2007	2006
Number of shares excluded	2,141,609	592,768	325,434
Range of option price per share	$20.00 -$40.85	$31.43 to $40.85	$25.60 to $39.48
Year through which options expire	2018	2017	2016
13) Statutory Information
Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from GAAP. The National Association of Insurance Commissioners (NAIC) has issued model laws and regulations, many of which have been adopted by state insurance regulators. However, states have the right to prescribe practices that differ from those issued by the NAIC and, the Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices.
The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as available-for-sale and carried at fair value rather than generally being carried at amortized cost; (b) beginning in 2008, call options that provide an economic hedge for the growth in interest credited to an index annuity policy are accounted at fair value rather than at amortized cost; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
differ from statutory reserves; (e) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of operations when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (h) certain deferred income tax assets, agents’ balances and certain other assets designated as “nonadmitted assets” for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive, indexed and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized for all employees in accordance with Statement No. 87, rather than for vested employees only; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary rather than being accounted for under the equity method, and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.
Net income (loss) of the Life Companies, as determined in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, was ($145.6) million in 2008, $77.4 million in 2007 and $73.8 million in 2006. Statutory net gain from operations, which excludes the impact of realized capital gains and losses on investments, totaled $1.1 million in 2008, $76.9 million in 2006 and $63.3 million in 2006. Statutory capital and surplus totaled $802.3 million at December 31, 2008 and $756.6 million at December 31, 2007.
Effective December 31, 2008, we adopted a prescribed practice issued by the Insurance Division, Department of Commerce, of the State of Iowa, which changed the accounting for derivative instruments hedging fixed index annuities and reserves for index annuities. These changes improve the accounting relationship between the call option asset and statutory reserve, providing a more fair representation of our capital position. We also adopted a permitted practice, which increased the amount of deferred tax assets that may be admitted on the statutory financial statements at December 31, 2008. The statutory capital and surplus for the Life Companies at December 31, 2008 reported above is approximately $82.1 million higher than it would have been without these practices.
State laws specify regulatory actions if an insurer’s risk-based capital (RBC), a measure of an solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company’s capital and surplus, including insurance, business, asset and interest rate risks. At December 31, 2008, both of the Life Companies exceeded the minimum RBC requirements. In addition, excluding the impact of the permitted and prescribed practices above would not have reduced the total adjusted capital to levels subjecting the Life Companies to any regulatory action.
The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. An annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders’ surplus (total statutory capital stock and statutory surplus less certain admitted deferred tax assets) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2009, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval from Farm Bureau Life is $38.2 million. EquiTrust Life cannot pay a dividend without regulatory approval in 2009 due to its unassigned surplus position at December 31, 2008.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for 2008, 2007 and 2006 represents net income (loss) excluding the impact of:
•	realized and unrealized gains and losses on investments;
•	changes in net unrealized gains and losses on derivatives;
•	the cumulative effect of changes in accounting principles; and
•	a nonrecurring lawsuit settlement.
We use operating income (loss), in addition to net income (loss), to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the cumulative effect of changes in accounting principles, discontinued operations and the lawsuit settlement in 2006 are nonrecurring items. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments and interest rate swaps backing our annuity liabilities, the derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring items enhances the analysis of our results. We use operating income (loss) for goal setting, determining company-wide short-term

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.
Financial Information Concerning our Operating Segments

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$143,711	$150,403	$147,365
Traditional Annuity – Independent Distribution	333,361	376,887	236,447
Traditional and Universal Life Insurance	340,164	335,093	326,018
Variable	64,384	63,380	59,010
Corporate and Other	33,013	38,351	29,673

	914,633	964,114	798,513
Realized/unrealized gains (losses) on investments (A)	(156,467)	5,769	13,970
Change in net unrealized gains/losses on derivatives (A)	(113,701)	(55,284)	74,870

Consolidated revenues	$644,465	$914,599	$887,353

Net investment income:
Traditional Annuity – Exclusive Distribution	$145,309	$146,267	$146,433
Traditional Annuity – Independent Distribution	395,127	309,131	225,206
Traditional and Universal Life Insurance	143,324	144,231	142,620
Variable	14,257	13,658	14,437
Corporate and Other	9,855	14,744	7,140

Consolidated net investment income	$707,872	$628,031	$535,836

Depreciation and amortization:
Traditional Annuity – Exclusive Distribution	$13,546	$10,453	$8,159
Traditional Annuity – Independent Distribution	123,702	67,508	53,727
Traditional and Universal Life Insurance	19,853	20,474	13,283
Variable	17,038	8,489	8,763
Corporate and Other	11,322	9,953	9,959

	185,461	116,877	93,891
Realized/unrealized gains (losses) on investments (A)	(34,095)	(1,171)	(164)
Change in net unrealized gains/losses on derivatives (A)	57,496	(28,592)	3,134

Consolidated depreciation and amortization	$208,862	$87,114	$96,861

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$27,946	$33,011	$35,555
Traditional Annuity – Independent Distribution	5,360	39,875	30,439
Traditional and Universal Life Insurance	53,059	58,685	58,706
Variable	(1,584)	12,514	3,596
Corporate and Other	(12,377)	(2,020)	(3,935)

	72,404	142,065	124,361
Income taxes on operating income	(22,812)	(46,444)	(41,218)
Realized/unrealized gains (losses) on investments (A)	(79,542)	4,501	9,222
Change in net unrealized gains/losses on derivatives (A)	11,801	(13,500)	936
Cumulative effect of change in accounting principle	–	(283)	–
Lawsuit settlement (A)	–	–	(3,172)

Consolidated net income (loss)	$(18,149)	$86,339	$90,129

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Traditional Annuity – Exclusive Distribution	$2,593,176	$2,455,569
Traditional Annuity – Independent Distribution	8,116,304	7,076,313
Traditional and Universal Life Insurance	2,619,677	2,544,906
Variable	984,872	1,247,877
Corporate and Other	597,471	727,254

	14,911,500	14,051,919

Unrealized gains (losses) in accumulated other comprehensive income (loss) (A)	(684,072)	(54,819)
Other classification adjustments	(166,614)	(69,241)

Consolidated assets	$14,060,814	$13,927,859

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $5.9 million for 2008, $7.8 million for 2007 and $7.6 million for 2006 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.
Our investment in equity method investees and the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2008 and 2007 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).
Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $2,156.9 million in 2008, $2,078.4 million in 2007 and $2,296.2 million in 2006.
Premium Concentration by State

	Year ended December 31,
	2008	2007	2006
Life and annuity collected premiums (excluding Independent Annuity segment):
Iowa	27.3%	27.7%	28.1%
Kansas	18.0	15.7	16.5
Oklahoma	9.4	6.0	7.4

Independent Annuity segment collected premiums:
Pennsylvania	9.8	10.1	7.9
Florida	9.1	9.2	10.3
California	6.9	7.1	7.6
Texas	6.7	7.1	9.2

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15) Quarterly Financial Information (Unaudited)
Unaudited Quarterly Results of Operations

	2008
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$65,254	$70,554	$69,213	$71,364
Net investment income	168,494	172,173	181,888	185,317
Derivative loss	(98,896)	(31,685)	(40,951)	(37,261)
Realized losses on investments	(29,347)	(74,021)	(27,156)	(22,813)
Total revenues	111,370	143,976	189,539	202,552
Net income (loss)	6,438	(16,575)	11,216	(19,177)

Earnings (loss) per common share	$0.21	$(0.56)	$0.37	$(0.64)
Earnings (loss) per common share – assuming dilution	$0.21	$(0.56)	$0.37	$(0.64)

	2007
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$61,523	$66,905	$63,880	$66,903
Net investment income	149,962	154,582	157,016	166,471
Derivative income (loss)	(3,877)	44,826	6,327	(52,227)
Realized/unrealized gains (losses) on investments	1,456	1,156	3,932	(775)
Total revenues	216,160	273,915	237,668	186,856
Net income	24,111	33,846	16,499	11,883

Earnings per common share	$0.81	$1.14	$0.55	$0.40
Earnings per common share – assuming dilution	$0.80	$1.12	$0.54	$0.39
Net income (loss) decreased $19.2 million in the fourth quarter of 2008 due to changes in assumptions used to amortize deferred policy acquisition costs and deferred sales inducements on direct business issued by EquiTrust Life. See Note 1, “Significant Accounting Policies,” for more information regarding amortization of deferred policy acquisition costs and deferred sales inducements.
The differences between the derivative income (loss) by quarter primarily correspond to the performance of the indices upon which our call options are based and the timing of option settlements. These differences are partially offset by changes to the embedded derivatives in index contracts included in benefits and expenses. The net impact of changes in unrealized gains and losses on derivates on net income (loss) is as follows:

Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2008	$3,535	$4,939	$5,270	$(1,943)
2007	1,343	8,278	(10,319)	(12,802)

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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See page 83 for Management’s Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.
ITEM 9B. OTHER INFORMATION
There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2008 which has not been previously reported.
PART III
The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2008.
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
3.	Exhibits.

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (G)
3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (G)
3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (G)
3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (G)
3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (G)
3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (G)
3(ii)(a)	Second Restated Bylaws, adopted May 14, 2004 (G)
3(ii)(b)	Amendment to Article VI of Second Restated Bylaws adopted May 16, 2007 (P)
3(ii)(c)	Amendment to Article V, Sections 5.2 and 5.4 of Second Restated Bylaws adopted August 20, 2008.
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders’ Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (G)
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
4.5
Amended and Restated Credit Agreement and related Schedules and Exhibits dated as of October 7, 2005 between FBL Financial Group, Inc. and Bank of America as successor to LaSalle Bank National Association, together with amendments dated January 20, 2006, March 12, 2007 and November 5, 2008. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (F)
4.7	Form of 5.85% Senior Note Due 2014 (F)
4.8
Form of 9.25% Senior Notes Due 2011 and attached registration rights agreement. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (O)
4.11	Form of 5.875% Senior Note Due 2017 (O)
10.1	2006 Class A Common Stock Compensation Plan adopted May 17, 2006 (L) *
10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (L)*
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation and the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations (I)
10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (J) *
10.6	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (Q) *
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau

Mutual effective as of January 1, 2003 (E)
10.10	Management Performance Plan (2008) sponsored by FBL Financial Group, Inc. (Q) *
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Mutual Insurance Company (C)
10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (E)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (H)
10.18	Form of Change In Control Agreement Form A effective January 1, 2009 between the Company and James W. Noyce, John M. Paule, Bruce A. Trost, James P. Brannen and Richard J. Kypta *
10.19	Form of Change in Control Agreement Form B effective January 1, 2009 between the Company and Douglas W. Gumm, Charles T. Happel, David T. Sebastian and Donald J. Seibel *
10.23	Form of Early Retirement Agreement, dated June 1, 1993 executed by the Company and James W. Noyce (K) *
10.24	Summary of Named Executive Officer Compensation *
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of February, 2009.

FBL Financial Group, Inc.
By:	/s/ James W. Noyce
James W. Noyce
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date
/s/ JAMES W. NOYCE James W. Noyce	Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2009
/s/ JAMES P. BRANNEN James P. Brannen	Chief Financial Officer and Chief Administrative Officer	February 18, 2009
/s/ CRAIG A. LANG Craig A. Lang	Chairman of the Board and Director	February 18, 2009
/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 18, 2009
/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 18, 2009
/s/ TIM H. GILL Tim H. Gill	Director	February 18, 2009
/s/ ROBERT H. HANSON Robert H. Hanson	Director	February 18, 2009
/s/ CRAIG D. HILL Craig D. Hill	Director	February 18, 2009
/s/ PAUL E. LARSON Paul E. Larson	Director	February 18, 2009
/s/ EDWARD W. MEHRER Edward W. Mehrer	Director	February 18, 2009
/s/ KEITH R. OLSEN Keith R. Olsen	Director	February 18, 2009
/s/ KIM M. ROBAK Kim M. Robak	Director	February 18, 2009
/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	February 18, 2009
/s/ JOHN E. WALKER John E. Walker	Director	February 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES
The Board of Directors and Stockholders
FBL Financial Group, Inc.
We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 18, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its methods of accounting for the treatment of modifications or exchanges of insurance contracts, income tax contingencies and cash flow hedges on certain fixed annuity contracts.
/s/ Ernst & Young LLP
Des Moines, Iowa
February 18, 2009

Schedule I — Summary of Investments — Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2008

Column A	Column B	Column C	Column D
			Amount at which
			shown in the balance
Type of Investment	Cost (1)	Value	sheet
		(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$5,810,370	$4,829,629	$4,829,629
Mortgage and asset-backed securities	3,002,190	2,569,769	2,569,769
United States Government and agencies	242,033	250,893	250,893
State, municipal and other governments	1,445,491	1,310,626	1,310,626
Redeemable preferred stocks	5,000	4,526	4,526

Total	10,505,084	$8,965,443	8,965,443

Equity securities, available for sale:
Common stocks:
Banks, trusts, and insurance companies	41,005	$30,147	30,147
Industrial, miscellaneous, and all other	10,953	14,716	14,716

Total	51,958	$44,863	44,863

Mortgage loans on real estate	1,381,319		1,381,854
Derivative instruments	129,979	$12,933	12,933
Investment real estate	2,559		2,559
Policy loans	182,421		182,421
Other long-term investments	1,527		1,527
Short-term investments	262,459		262,459

Total investments	$12,517,306		$10,854,059

(1)	On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, real estate and other long-term investments; original cost net of collateral received for derivative instruments; and unpaid principal balance for mortgage loans on real estate and policy loans.

Schedule II — Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$1,454	$53
Amounts receivable from affiliates	11,518	10,831
Amounts receivable from subsidiaries (eliminated in consolidation)	1,350	4,630
Accrued investment income	268	509
Current income taxes recoverable	3,825	2,927
Deferred income taxes	7,194	6,660
Other assets	1,727	2,481
Short-term investments	65,795	5,916
Fixed maturities-available for sale, at market (amortized cost: 2008 - $15,474, 2007 - $46,990)	16,224	45,774
Investments in subsidiaries (eliminated in consolidation)	590,752	1,154,336

Total assets	$700,107	$1,234,117

Liabilities and stockholders’ equity
Liabilities:
Accrued expenses and other liabilities	$9,087	$14,047
Amounts payable to affiliates	131	35
Amounts payable to subsidiaries (eliminated in consolidation)	2,073	214
Short-term debt	59,446	–
Long-term debt payable to affiliates	100,000	–
Long-term debt	271,005	316,930

Total liabilities	441,742	331,226

Stockholders’ equity:
Preferred stock	3,000	3,000
Class A common stock	104,090	101,221
Class B common stock	7,522	7,525
Accumulated other comprehensive loss	(649,758)	(36,345)
Retained earnings	793,511	827,490

Total stockholders’ equity	258,365	902,891

Total liabilities and stockholders’ equity	$700,107	$1,234,117

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Net investment income	$1,717	$4,425	$408
Realized gains (losses) on investments	(3,524)	(2,488)	408
Dividends from subsidiaries (eliminated in consolidation)	24,300	13,900	98,200
Management fee income from affiliates	3,509	3,072	2,631
Management fee income from subsidiaries (eliminated in consolidation)	6,589	6,345	6,808
Other income	(121)	512	107

Total revenues	32,470	25,766	108,562
Expenses:
Interest expense	19,540	16,611	11,744
General and administrative expenses	5,784	6,360	5,135

Total expenses	25,324	22,971	16,879

	7,146	2,795	91,683
Income tax benefit	6,179	4,376	2,221

Income before equity in undistributed income of subsidiaries	13,325	7,171	93,904
Equity in undistributed income (loss) (dividends in excess of equity income (loss)) of subsidiaries (eliminated in consolidation)	(31,474)	79,168	(3,775)

Net income (loss)	$(18,149)	$86,339	$90,129

See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Net cash used in operating activities	$(8,729)	$(5,502)	$(53,760)

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	2,116	1,383	–
Short-term investments – net	–	–	48,550
Acquisition of investments:
Short-term investments – net	(59,879)	(6,527)	–
Fixed maturities – available for sale	(15,460)	(97,600)	(14,930)
Investment in subsidiaries (eliminated in consolidation)	–	–	(45,783)
Dividends from subsidiaries (eliminated in consolidation)	24,300	13,900	64,624

Net cash provided by (used in) investing activities	(48,923)	(88,844)	52,461

Financing activities
Proceeds from long-term debt payable to affiliates	100,000	–	–
Proceeds from long-term debt	–	98,460	–
Proceeds from short-term debt payable to affiliates	20,000	–	–
Repayment of short-term debt payable to affiliates	(20,000)	–	–
Proceeds from short-term debt	13,400	–	–
Excess tax deductions on stock-based compensation	134	1,376	1,591
Issuance of common stock	1,130	8,004	12,663
Capital contributions to subsidiary	(40,551)	–	–
Dividends paid	(15,060)	(14,393)	(13,731)

Net cash provided by financing activities	59,053	93,447	523

Increase (decreas)e in cash and cash equivalents	1,401	(899)	(776)
Cash and cash equivalents at beginning of year	53	952	1,728

Cash and cash equivalents at end of year	$1,454	$53	$952

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$4,789	$1,591	$5,633
Cash paid during the year for interest	18,843	15,095	11,744
Non-cash investing activity:
Fixed maturity securities contributed to subsidiary	(41,649)	(47,263)	(49,117)
Short-term investments contributed to subsidiary	–	(2,737)	–
Fixed maturity securities received from subsidiary	–	–	33,576
Non-cash financing activity:
Reclassification of debt from long-term to short-term	46,000	–	–
See accompanying notes to condensed financial statements.

Schedule II — Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2008
1. Basis of Presentation
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.
In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings (loss) of subsidiaries since the date of acquisition. In addition, the carrying value includes net unrealized gains/losses on the subsidiaries’ investments classified as “available for sale” and derivative instruments accounted for as hedges.
2. Dividends from Subsidiary
The parent company received cash dividends totaling $24.3 million in 2008, $13.9 million in 2007 and $64.6 million in 2006 and non-cash dividends consisting of fixed maturity securities including purchased interest with a market value of $33.6 million in 2006. There were no non-cash dividends received during 2008 or 2007.
3. Debt
See Note 7 to the consolidated financial statements for a description of the parent company’s short-term and long-term debt. This debt matures as follows: 2009 — $59.4 million, 2011 — $100.0 million, 2014 and thereafter — $271.1 million.

Schedule III — Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred	Future policy
	policy	benefits, losses,		Other
	acquisition	claims and loss	Unearned	policyholder
	costs	expenses	revenues	funds
	(Dollars in thousands)
December 31, 2008:
Traditional Annuity-Exclusive Distribution	$89,714	$1,970,182	$–	$382,874
Traditional Annuity-Independent Distribution	479,288	7,574,394	–	134,029
Traditional and Universal Life Insurance	245,020	2,060,176	10,995	156,161
Variable	153,395	229,728	16,727	9,466
Corporate and Other	–	64,249	–	69
Impact of unrealized gains/ losses	398,192	–	6,941	–

Total	$1,365,609	$11,898,729	$34,663	$682,599

December 31, 2007:
Traditional Annuity-Exclusive Distribution	$80,684	$1,825,394	$–	$392,257
Traditional Annuity-Independent Distribution	468,528	6,769,663	–	56,050
Traditional and Universal Life Insurance	230,398	2,003,916	10,970	153,555
Variable	156,055	204,877	17,287	7,032
Corporate and Other	–	68,360	–	–
Impact of unrealized gains/ losses	55,490	–	191	–

Total	$991,155	$10,872,210	$28,448	$608,894

December 31, 2006:
Traditional Annuity-Exclusive Distribution	$78,169	$1,830,561	$–	$399,051
Traditional Annuity-Independent Distribution	384,375	5,366,681	–	1,268
Traditional and Universal Life Insurance	220,858	1,966,198	11,801	153,549
Variable	146,934	211,048	17,319	8,976
Corporate and Other	–	71,675	–	–
Impact of unrealized gains/ losses	(2,616)	–	(684)	–

Total	$827,720	$9,446,163	$28,436	$562,844

Schedule III — Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
				Amortization
			Benefits, claims,	of deferred
			losses and	policy	Other
	Premium	Net investment	settlement	acquisition	operating
	revenue	income	expenses	costs	expenses
	(Dollars in thousands)
December 31, 2008:
Traditional Annuity-Exclusive Distribution	$994	$145,309	$93,815	$11,948	$10,002
Traditional Annuity-Independent Distribution	30,467	395,127	234,713	78,214	15,075
Traditional and Universal Life Insurance	196,873	143,324	207,192	18,156	41,693
Variable	48,209	14,257	24,883	15,540	24,881
Corporate and Other	–	9,855	–	–	2,448
Change in net unrealized gains/losses on derivatives	–	–	(161,526)	29,668	–
Impact of realized gains/losses	(158)	–	(7,862)	(25,412)	(820)

Total	$276,385	$707,872	$391,215	$128,114	$93,279

December 31, 2007:
Traditional Annuity-Exclusive Distribution	$1,111	$146,267	$97,204	$9,942	$10,246
Traditional Annuity-Independent Distribution	20,466	309,131	277,212	47,588	12,212
Traditional and Universal Life Insurance	190,860	144,231	191,030	20,133	43,825
Variable	46,790	13,658	18,482	7,587	24,059
Corporate and Other	–	14,744	–	–	3,096
Change in net unrealized gains/losses on derivatives	–	–	(18,265)	(16,233)	–
Impact of realized gains/losses	(16)	–	(536)	(623)	(12)

Total	$259,211	$628,031	$565,127	$68,394	$93,426

December 31, 2006:
Traditional Annuity-Exclusive Distribution	$1,091	$146,433	$94,394	$7,074	$10,342
Traditional Annuity-Independent Distribution	15,612	225,206	155,787	39,550	10,671
Traditional and Universal Life Insurance	183,398	142,620	188,784	12,823	43,201
Variable	43,334	14,437	22,794	7,533	24,381
Corporate and Other	–	7,140	–	–	2,558
Change in net unrealized gains/losses on derivatives	–	–	71,688	1,742	–
Impact of realized gains/losses	(1)	–	17	(181)	(54)
Lawsuit Settlement	–	–	–	–	4,880

Total	$243,434	535,836	533,464	68,541	95,979

Schedule IV — Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to other	other		amount
	Gross amount	companies	companies	Net amount	assumed to net
	(Dollars in thousands)
Year ended December 31, 2008:
Life insurance in force, at end of year	$43,513,321	$9,144,223	$1,503,808	$35,872,906	4.2%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$109,522	$1,120	$18,797	$127,199	14.8%
Traditional life insurance premiums	165,775	19,924	3,335	149,186	2.2
Accident and health premiums	11,155	10,777	–	378	–

	$286,452	$31,821	$22,132	$276,763	8.0

Year ended December 31, 2007:
Life insurance in force, at end of year	$41,092,455	$8,482,773	$1,573,705	$34,183,387	4.6%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$94,686	$952	$20,795	$114,529	18.2%
Traditional life insurance premiums	159,436	18,455	3,701	144,682	2.6
Accident and health premiums	11,715	11,361	–	354	–

	$265,837	$30,768	$24,496	$259,565	9.4

Year ended December 31, 2006:
Life insurance in force, at end of year	$38,371,878	$8,012,799	$1,626,519	$31,985,598	5.1%

Insurance premiums and other considerations:
Interest sensitive and index product charges	$84,825	$1,726	$21,934	$105,033	20.9%
Traditional life insurance premiums	151,338	17,028	4,091	138,401	3.0
Accident and health premiums	12,356	11,941	–	415	–

	$248,519	$30,695	$26,025	$243,849	10.7