Form 10-Q
period 2009-03-31
FBL FINANCIAL GROUP INC
filed 2009-05-11
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at May 6, 2009
Class A Common Stock, without par value	29,218,427
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	54

PART II. OTHER INFORMATION

Item 6. Exhibits	55

SIGNATURES	56
EX-3.II.C
EX-10.11
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-31.1
EX-31.2
EX-32

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
Assets
Investments:
Fixed maturities — available for sale, at market (amortized cost: 2009 - $10,453,306; 2008 - $10,505,084)	$8,881,526	$8,965,443
Equity securities — available for sale, at market (cost:
2009 - $61,260; 2008 - $51,958)	44,953	44,863
Mortgage loans on real estate	1,362,146	1,381,854
Derivative instruments	15,755	12,933
Investment real estate	2,559	2,559
Policy loans	183,423	182,421
Other long-term investments	1,581	1,527
Short-term investments	383,183	262,459

Total investments	10,875,126	10,854,059

Cash and cash equivalents	11,444	37,710
Securities and indebtedness of related parties	18,971	18,921
Accrued investment income	143,801	136,893
Amounts receivable from affiliates	8,936	15,791
Reinsurance recoverable	107,460	107,854
Deferred policy acquisition costs	1,375,292	1,365,609
Deferred sales inducements	431,934	420,147
Value of insurance in force acquired	61,912	63,121
Property and equipment, less allowances for depreciation of $63,184 in 2009 and $63,730 in 2008	20,835	23,074
Current income taxes recoverable	24,569	14,389
Deferred income tax benefit	285,377	305,080
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	38,223	67,953
Other assets	34,987	41,623
Assets held in separate accounts	522,591	577,420

Total assets	$13,972,628	$14,060,814

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,520,377	$10,531,967
Traditional life insurance and accident and health products	1,338,662	1,328,506
Unearned revenue reserve	34,813	34,663
Other policy claims and benefits	29,894	38,256

	11,923,746	11,933,392

Other policyholders’ funds:
Supplementary contracts without life contingencies	510,762	504,885
Advance premiums and other deposits	174,158	167,473
Accrued dividends	10,407	10,241

	695,327	682,599

Amounts payable to affiliates	830	247
Short-term debt	—	59,446
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,025	271,005
Collateral payable for securities lending and other transactions	39,925	69,656
Other liabilities	147,582	108,588
Liabilities related to separate accounts	522,591	577,420

Total liabilities	13,701,026	13,802,353

Stockholders’equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 29,172,275 shares in 2009 and 28,975,889 shares in 2008	105,558	104,090
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive loss	(648,469)	(649,758)
Retained earnings	803,892	793,511

Total FBL Financial Group, Inc. stockholders’ equity	271,503	258,365
Noncontrolling interest	99	96

Total stockholder’s equity	271,602	258,461

Total liabilities and stockholders’ equity	$13,972,628	$14,060,814

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues:
Interest sensitive and index product charges	$41,140	$29,121
Traditional life insurance premiums	37,954	36,133
Net investment income	184,069	168,494
Derivative loss	(24,601)	(98,896)
Realized investment gains	1,951	—
Other-than-temporary impairment losses (2009 includes total impairment losses of $31,127, less $9,506 recognized in other comprehensive loss)	(21,621)	(29,347)
Other income	4,586	5,865

Total revenues	223,478	111,370
Benefits and expenses:
Interest sensitive and index product benefits	114,436	104,761
Change in value of index product embedded derivatives	(8,669)	(103,170)
Traditional life insurance benefits	22,104	27,252
Increase in traditional life future policy benefits	9,718	11,390
Distributions to participating policyholders	4,921	5,270
Underwriting, acquisition and insurance expenses	71,963	46,691
Interest expense	6,932	4,451
Other expenses	4,930	5,955

Total benefits and expenses	226,335	102,600

	(2,857)	8,770
Income taxes	1,256	(2,458)

Equity income, net of related income taxes	73	117

Net income (loss)	(1,528)	6,429
Net loss attributable to noncontrolling interest	38	9

Net income (loss) attributable to FBL Financial Group, Inc	$(1,490)	$6,438

Earnings (loss) per common share	$(0.05)	$0.21

Earnings (loss) per common share – assuming dilution	$(0.05)	$0.21

Cash dividends per common share	$0.1250	$0.1250

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
		Class A and	Accumulated
	Series B	Class B	Other		Non-	Total
	Preferred	Common	Comprehensive	Retained	controlling	Stockholders’
	Stock	Stock (a)	Loss	Earnings	Interest	Equity
Balance at January 1, 2008	$3,000	$108,746	$(36,345)	$827,490	$91	$902,982
Change in measurement date of benefit plans	—	—	—	(770)	—	(770)
Comprehensive loss:
Net income — three months ended March 31, 2008	—	—	—	6,438	(9)	6,429
Change in net unrealized investment gains/losses	—	—	(101,665)	—	—	(101,665)
Change in underfunded status of other postretirement benefit plans	—	—	14	—	—	14

Total comprehensive loss (b)						(95,222)
Adjustment resulting from capital transactions of equity investee	—	(6)	—	—	—	(6)
Stock-based compensation, including the issuance of 142,330 common shares under compensation plans	—	3,238	—	—	—	3,238
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(3,726)	—	(3,726)
Receipts related to noncontrolling interest	—	—	—	—	47	47

Balance at March 31, 2008	$3,000	$111,978	$(137,996)	$829,394	129	806,505

Balance at January 1, 2009	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net loss — three months ended March 31, 2009	—	—	—	(1,490)	(38)	(1,528)
Change in net unrealized investment gains/losses	—	—	22,105	—	—	22,105
Non-credit impairment losses.	—	—	(5,185)	—	—	(5,185)
Change in underfunded status of other postretirement benefit plans	—	—	10	—	—	10

Total comprehensive income (b)						15,402
Stock-based compensation, including the issuance of 196,386 common shares under compensation plans	—	1,468	—	—	—	1,468
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(3,732)	—	(3,732)
Receipts related to noncontrolling interest	—	—	—	—	41	41

Balance at March 31, 2009	$3,000	$113,080	$(648,469)	$803,892	$99	$271,602

(a)	All activity for the periods shown relates to Class A Common Stock.

(b)	Comprehensive income (loss) attributable to FBL Financial Group, Inc. aggregated $15,440 and ($95,213) for the three months ended March 31, 2009 and 2008, respectively.
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2009	2008
Operating activities
Net income (loss)	$(1,528)	$6,429
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	80,589	81,162
Change in fair value of embedded derivatives	(8,669)	(103,170)
Charges for mortality and administration	(40,014)	(27,216)
Deferral of unearned revenues	464	440
Amortization of unearned revenue reserve	(684)	(399)
Provision for depreciation and amortization of property and equipment	1,740	3,783
Provision for accretion and amortization of investments	(1,994)	(2,285)
Realized losses on investments	19,670	29,347
Change in fair value of derivatives	18,029	82,779
Increase in traditional life and accident and health benefit accruals	10,156	13,129
Policy acquisition costs deferred	(36,756)	(40,192)
Amortization of deferred policy acquisition costs	47,440	23,022
Amortization of deferred sales inducements	19,387	12,683
Amortization of value of insurance in force	741	899
Change in accrued investment income	(6,908)	(12,826)
Change in amounts receivable from/payable to affiliates	7,438	6,087
Change in reinsurance recoverable	394	11,810
Change in current income taxes	(10,180)	(7,993)
Provision for deferred income taxes	10,340	10,416
Other	7,609	(6,508)

Net cash provided by operating activities	117,264	81,397

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	231,571	203,042
Mortgage loans on real estate	19,309	19,306
Other long – term investments	14	—
Derivative instruments	841	12,778
Policy loans	9,732	10,077

	261,467	245,203

Acquisition of investments:
Fixed maturities – available for sale	(154,866)	(360,492)
Mortgage loans on real estate	(475)	(26,784)
Derivative instruments	(21,683)	(84,509)
Equity securities	(9,302)	—
Policy loans	(10,734)	(9,727)
Short-term investments – net	(120,724)	(27,090)

	(317,784)	(508,602)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2009	2008
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$7	$—
Purchases of property and equipment	(357)	(5,129)
Disposal of property and equipment	856	726

Net cash used in investing activities	(55,811)	(267,802)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	584,562	454,592
Return of policyholder account balances on interest sensitive and index products	(608,988)	(249,270)
Repayment of short-term debt	(60,000)	—
Receipts related to noncontrolling interests – net	41	46
Excess tax deductions on stock-based compensation	—	262
Issuance of common stock	436	1,928
Dividends paid	(3,770)	(3,764)

Net cash provided by (used in) financing activities	(87,719)	203,794

Increase (decrease) in cash and cash equivalents	(26,266)	17,389
Cash and cash equivalents at beginning of period	37,710	84,015

Cash and cash equivalents at end of period	$11,444	$101,404

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$7,365	$4,852
Income taxes	(1,377)	(165)
Non-cash operating activity:
Deferral of sales inducements	13,654	18,390
See accompanying notes.

FBL Financial Group, Inc.	March 31, 2009
FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
Effective January 1, 2009, we adopted Financial Accounting Standards (FAS) Staff Position (FSP) No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP provides guidance in determining whether impairments in debt securities are other-than-temporary and require that the non-credit portion of an impairment be recorded in accumulated other comprehensive loss rather than the statements of operations. The FSP also requires additional disclosures relating to other-than-temporary impairments and unrealized losses on investments in interim and annual financial statements. The impact of adoption reduced our net loss by $5.2 million ($0.17 per basic and diluted common share) for the three months ended March 31, 2009 and resulted in a reclassification from retained earnings to accumulated other comprehensive loss of $15.6 million for the non-credit portion of other-than-temporary impairments on securities held on January 1, 2009.
Effective January 1, 2009, we adopted FAS FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly “ (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FAS 157, “Fair Value Measurements.” The adoption of FSP FAS 157-4 did not have a significant impact on our consolidated financial statements but did increase our disclosures about fair value measurements.
Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (Statement) No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No 51.” This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, which requires that the noncontrolling interest be reported in equity, and the related net income (loss) and comprehensive income (loss) be included in the respective lines of the consolidated financial statements. The impact of this adoption on our consolidated financial statements was not significant and resulted in a reclassification of the noncontrolling interest amounts for the current and prior periods.
Effective January 1, 2009, we adopted Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” Statement No. 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. See Note 3 for disclosures about our derivative instruments and hedging activities.

FBL Financial Group, Inc.	March 31, 2009
Effective January 1, 2009, we adopted Emerging Issues Task Force (EITF) No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 establishes accounting and reporting standards for valuing equity method investees and their equity transactions. As a result of this adoption, equity adjustments resulting from capital transactions of equity investees are reported as realized gains or losses in the consolidated statements of operations rather than the consolidated statements of changes in stockholders’ equity. Application of this EITF is not expected to be material to our financial statements.
In April 2009, the Financial Accounting Standard Board issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement No. 107, “Disclosures about Fair Values of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” and expands annual disclosures about the fair value of financial instruments to interim financial statements. The FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. We plan to adopt the FSP during the second quarter of 2009 and do not believe that it will have a significant impact on our consolidated financial statements.
Reclassifications
Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 financial statement presentation.
2. Investment Operations
Fixed Maturities and Equity Securities
Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Bonds:
Corporate securities	$5,729,713	$37,643	$(1,012,488)	$4,754,868
Residential mortgage-backed securities	1,959,565	33,663	(202,960)	1,790,268
Commercial mortgage-backed securities	807,520	23,784	(176,293)	655,011
Other asset-backed securities	218,833	324	(97,532)	121,625
Collateralized debt obligations	52,011	—	(46,574)	5,437
United States Government and agencies	254,957	12,405	—	267,362
State, municipal and other governments	1,425,707	5,572	(148,412)	1,282,867
Redeemable preferred stocks	5,000	—	(912)	4,088

Total fixed maturities	$10,453,306	$113,391	$(1,685,171)	$8,881,526

Equity securities:
Non-redeemable preferred stocks	$40,649	$3,759	$(19,324)	$25,084
Common stocks	20,611	1	(743)	19,869

Total equity securities	$61,260	$3,760	$(20,067)	$44,953

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

FBL Financial Group, Inc.	March 31, 2009
Available-For-Sale Fixed Maturity Securities by Maturity Date

	March 31, 2009
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$127,175	$121,882
Due after one year through five years	1,222,651	1,095,800
Due after five years through ten years	2,912,294	2,452,348
Due after ten years	3,200,268	2,640,504

	7,462,388	6,310,534
Residential mortgage-backed securities	1,959,565	1,790,268
Commercial mortgage-backed securities	807,520	655,011
Other asset-backed securities	218,833	121,625
Redeemable preferred stocks	5,000	4,088

	$10,453,306	$8,881,526

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net Unrealized Losses on Fixed Maturity and Equity Securities

March 31, 2009
(Dollars in
thousands)
Unrealized depreciation on:
Fixed maturities – available for sale	$(1,571,780)
Equity securities – available for sale	(16,307)
Interest rate swaps	(509)

(1,588,596)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	421,412
Deferred sales inducements	152,283
Value of insurance in force acquired	24,896
Unearned revenue reserve	(7,343)
Provision for deferred income taxes	349,077

(648,271)
Proportionate share of net unrealized investment gains of equity investees	3

Net unrealized investment losses	$(648,268)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $39.9 million for the three-months ended March 31, 2009.
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:
•	historical operating trends;

•	business prospects;

•	status of the industry in which the company operates;

•	analyst ratings on the issuer and sector;

•	quality of management;

•	size of the unrealized loss;

•	level of current market interest rates compared to market interest rates when the security was purchased;

FBL Financial Group, Inc.	March 31, 2009
•	length of time the security has been in an unrealized loss position; and

•	our intent and ability to hold the security.
Fixed Maturity Securities with Unrealized Losses by Length of Time Unrealized

	March 31, 2009
	Less than one year		One year or more		Total
Description of	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
Corporate securities	$2,010,972	$(271,266)	$1,814,988	$(741,222)	$3,825,960	$(1,012,488)
Residential mortgage-backed securities	38,192	(1,274)	1,110,441	(201,686)	1,148,633	(202,960)
Commercial mortgage-backed securities	125,071	(17,891)	143,586	(158,402)	268,657	(176,293)
Other asset-backed securities	15,050	(17,631)	101,030	(79,901)	116,080	(97,532)
Collateralized debt obligations	—	—	5,437	(46,574)	5,437	(46,574)
State, municipal and other governments	601,060	(43,441)	525,336	(104,971)	1,126,396	(148,412)
Redeemable preferred stocks	4,088	(912)	—	—	4,088	(912)

Total fixed maturities	$2,794,433	$(352,415)	$3,700,818	$(1,332,756)	$6,495,251	$(1,685,171)

Included in the above table are 1,391 securities from 910 issuers at March 31, 2009. The unrealized losses are primarily due to wide spreads between the risk-free and corporate and other bond yields. The following summarizes the more significant unrealized losses by investment category as of March 31, 2009.
Corporate securities: The unrealized losses on corporate securities represent 60.1% of our total unrealized losses. The largest losses were in the financial services sector ($1,101.3 million carrying value and $553.2 million unrealized loss). The largest unrealized losses in the financial services sector were in the depository institutions sector ($351.0 million carrying value and $211.1 million unrealized loss) and the holding and other investment offices sector ($429.9 million carrying value and $194.3 million unrealized loss). The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets held by foreign or large national and regional domestic banks. The majority of unrealized losses in the holding and other investment offices sector are commercial real estate investment trust bonds. The unrealized losses in the real estate investment trust bonds are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets.
The manufacturing sector ($817.4 million carrying value and $181.6 million unrealized loss) had a concentration of losses in the paper and allied products sector ($79.6 million carrying value and $37.2 million unrealized loss), the transportation and equipment sector ($69.1 million carrying value and $19.9 million unrealized loss) and the petroleum and coal products sector ($87.2 million carrying value and $15.3 million unrealized loss). The unrealized losses in these three sectors are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening generally due to a decrease in market liquidity, and increase in market volatility and concerns about the general health of the economy.
Because we do not intend to sell or believe we will be required to sell these securities before their anticipated recovery, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 12.0% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on Alt-A and other risky mortgages. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows

FBL Financial Group, Inc.	March 31, 2009
of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 10.5% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
Other asset-backed securities: The unrealized losses on asset-backed securities represent 5.8% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and home equity loans. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
Collateralized debt obligations: The unrealized losses on collateralized debt obligations represent 2.8% of our total unrealized losses. Our investments in synthetic collateralized debt obligations are backed by credit default swaps with no home equity exposure. The unrealized losses are primarily due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. Our investment professionals have stress tested all of these securities and determined that future principal losses are not expected based on reasonably adverse conditions. Assuming a 35% recovery, on average these investments could all withstand six to eleven more defaults without losing any principal. The number of defaults is an estimate based on the remaining credit enhancement (subordination) that remains in each security. Each default that occurs reduces subordination to the security, depending on the loss amount and exposure. Depending on the investment, the synthetic collateralized debt obligations we own have exposure to approximately 120 to 150 reference names, which results in an average default level of 5.0% to 10.0% before we would lose principal. Based on historical performance and current economic conditions, we do not expect future defaults will exceed these levels and believe the existing subordination is sufficient to maintain the value of our investments. In addition, because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 8.8% of our total unrealized losses, and were primarily caused by general spread widening and concerns regarding the stability of the credit quality of the monoline bond insurers. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in fair value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers, and because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $17.5 million at March 31, 2009. The $17.5 million unrealized loss is from two B+ rated securities, which are hybrid financial debt obligations. These securities have been impacted by the loss of market liquidity and concerns regarding the underlying credit quality of subprime and other assets held by the financial institution. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $64.6 million at March 31, 2009. The $64.6

FBL Financial Group, Inc.	March 31, 2009
million unrealized loss from one issuer relates to 12 different securities that are backed by different pools of commercial mortgage loans. All but one of the 12 securities are rated investment grade and the largest unrealized loss on any one security totaled $11.1 million at March 31, 2009. The non-investment grade security had an unrealized loss of $4.1 million at March 31, 2009. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
We also have $20.1 million of gross unrealized losses on equity securities with an estimated fair value of $44.9 million at March 31, 2009. The majority of the unrealized losses are attributable to non-redeemable perpetual preferred securities in the financial sector. The majority of the unrealized losses on equity securities are less than one year ($11.2 million carrying value and $16.8 million unrealized loss). The unrealized losses on these securities are primarily due to concerns about the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery; therefore we do not consider them to be other-than-temporarily impaired at March 31, 2009.
Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in fair value that is other than temporary, the carrying value of the investment is reduced to its fair value. Effective January 1, 2009, with adoption of FSP 115-2 and 124-2, when our review indicates a decline in fair value is other than temporary, a specific write down is charged in earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive loss for the non-credit loss component. For fixed maturity securities, the previous amortized cost adjusted by the credit loss becomes the new cost basis for the security. For equity securities, the fair value becomes the new cost basis for the security. Prior to 2009, the full amount of other-than-temporary impairment write downs was recognized as a realized loss on investments in the statement of operations and the fair value of fixed maturity and equity securities became the new cost basis for the security.
After an other-than-temporary write-down, the cost basis is generally not adjusted for subsequent recoveries in fair value. However, for fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.
When an other-than-temporary impairment occurs, the amount recognized in earnings is based on our intent or requirement to sell the security and significant assumptions regarding the present value of expected cash flows for each security. Our assumptions for corporate securities include scheduled interest payments and an estimated recovery value, generally based on the original effective interest rate. For residential mortgage-backed securities, commercial mortgage-backed securities, other asset backed securities and collateralized debt obligations, our assumptions include collateral pledged, scheduled interest payments, default levels, delinquency rates, and the level of nonperforming assets for the remainder of the investments’ expected term. Our United States Government and agencies investment that was other-than-temporarily impaired relates to an investment that we do not intend to hold until recovery of its amortized cost basis; therefore, the impairment charge was recognized in earnings. We did not have any state, municipal and other government investments that were other-than-temporarily impaired during the period.

FBL Financial Group, Inc.	March 31, 2009
Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

Three months ended
March 31, 2009
(Dollars in thousands)
Balance at January 1, 2009	$(106,421)
Increases for which an impairment was not previously recognized	(17,186)
Increases to previously impaired investments	(3,570)
Reductions due to sold investments	32

Balance at March 31, 2009	$(127,145)

Sales, Maturities and Principal Repayments on Fixed Maturity Securities

	Three months ended March 31, 2009
		Gross	Gross
	Amortized	Realized	Realized
	Cost	Gains	Losses	Proceeds
	(Dollars in thousands)
Scheduled principal repayments and calls – available for sale	$96,427	$—	$—	$96,427
Sales – available for sale	133,224	2,068	(148)	135,144

Total	$229,651	$2,068	$(148)	$231,571

Mortgage Loans on Real Estate
Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.
We establish an allowance as needed, consisting of specific reserves, for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements. In 2009, we established a valuation allowance for two impaired loans totaling $0.9 million. There was no valuation allowance for mortgage loans at December 31, 2008. At March 31, 2009, we also had two mortgage loans in the process of foreclosure with total outstanding principal balance of $12.3 million and property appraised value of $14.7 million.
3. Derivative Instruments
We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $100.0 million at March 31, 2009 and December 31, 2008. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. The interest rate settlements increased derivative loss $1.2 million for the first quarter of 2009 and $0.1 million in 2008. Derivative loss was reduced by $0.5 million for the first quarter of 2009 due to the change in unrealized loss on these swaps.
In 2006, we also entered into one interest rate swap to hedge the variable component of the interest rate on our $46.0 million outstanding line of credit borrowings at that time. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative loss. Prior to 2009, any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to this portion of the line of credit. Losses from interest rate settlements on this swap increased derivative loss $0.4 million in the first quarter of 2009 and increased interest expense less than $0.1 million in the first quarter of 2008. In 2009, derivative loss also includes the unrealized loss on the swap at December 31, 2008 of $2.7 million, which was

FBL Financial Group, Inc.	March 31, 2009
previously included in accumulated other comprehensive loss, partially offset by the swap’s increase in fair value during the first quarter of 2009, which totaled $0.3 million.
Summary of Swaps

	Notional	Receive	Pay	Carrying and Fair Value
Maturity Date	Amount	Rate	Rate	March 31, 2009	December 31, 2008
				(dollars in thousands)
1/1/2010	50,000	1 month LIBOR*	4.858%	$(1,248)	$(1,860)
10/7/2010	46,000	3 month LIBOR*	4.760	(2,426)	(2,692)
6/1/2011	50,000	1 month LIBOR*	5.519	(4,955)	(4,905)

				$(8,629)	$(9,457)

*	London Interbank Offered Rate
When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at March 31, 2009. There was no ineffectiveness recorded in the consolidated statements of operations during 2008 for instruments designated as hedges.
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
We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $15.8 million at March 31, 2009 and $12.9 million at December 31, 2008. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $4.3 million at March 31, 2009 and $5.6 million at December 31, 2008. Derivative loss includes ($21.7) million in the first quarter of 2009 and ($94.8) million in the first quarter of 2008 relating to call option proceeds and changes in fair value.
The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled ($8.7) million in the first quarter of 2009 and ($103.2) million in the first quarter of 2008.
We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled ($0.2) million at March 31, 2009 and ($0.9) million at December 31, 2008. The fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was $0.2 million at March 31, 2009 and $0.3 million at December 31, 2008. Derivative income from our modified coinsurance contracts totaled $0.6 million for the first quarter of 2009 and $0.5 million for the first quarter of 2008.

FBL Financial Group, Inc.	March 31, 2009
4. Fair Values of Financial Instruments
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
The fixed income markets in 2008 and 2009 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. In addition, there were credit downgrade events and an increased probability of default for many fixed income instruments. These volatile market conditions increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable. There were certain instruments that were in active markets with significant observable data that became illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.
We have elected to report certain financial instruments at fair value in our consolidated balance sheets using the methods and assumptions described below.
Fixed maturity securities: Fair values of fixed maturity securities are based on quoted market prices in active markets when available. We have valued our investments using the valuation methodologies described below which have been applied on a consistent basis.
Equity securities: The fair values for equity securities are based on quoted market prices, where available. For equity securities that are not actively traded, estimated fair values are based on values of comparable issues.
Derivative instruments: Fair values for call options are based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral received. Prices are verified using analytical tools by our internal investment professionals.
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

FBL Financial Group, Inc.	March 31, 2009
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
Level 1 — Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level 1 are listed equities, mutual funds, money market funds and non-interest bearing cash. As required by Statement No. 157, we do not adjust the quoted price for these financial instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level 2 — Pricing inputs are other than quoted prices in active markets which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methods. Financial instruments which are generally included in this category include fixed maturity securities (including public and private bonds), short-term securities, less liquid and restricted equity securities and over-the-counter derivatives that are priced by third-party pricing services or internal systems using observable inputs.
Fair values of all Level 2 fixed maturity public securities are obtained primarily from a variety of independent pricing sources, whose results undergo evaluation by our internal investment professionals. We generally obtain one or two prices per security, which are compared to relevant credit information, perceived market movements and sector news. Market indices of similar rated asset class spreads are consulted for valuations and broker indications of similar securities are compared. If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value. If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected. Fair value of most of our private investments are determined by our investment professionals using matrix pricing with substantially all observable inputs, such as industry classification, duration and rating.
Level 3 — Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include non-binding broker and internally priced mortgage or other assets backed securities and other publicly traded issues, private corporate securities and index annuity embedded derivatives.
Fair values of private investments are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined by our investment professionals using an enhanced matrix calculation. The matrix pricing performed by pricing services and our internal investment professionals includes a discounted cash flow analysis using a spread, including the specific creditors’ credit default swap spread (if available), over U.S. Treasury bond yields, adjusted for the maturity/average life differences. Spread adjustments are intended to reflect an illiquidity premium and take into account a variety of factors including but not limited to: senior unsecured versus secured status, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.

FBL Financial Group, Inc.	March 31, 2009
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
Valuation of our Financial Instruments by Fair Value Hierarchy Levels

	March 31, 2009
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$4,579,715	$175,153	$4,754,868
Residential mortgage-backed securities	—	1,701,976	88,292	1,790,268
Commercial mortgage-backed securities	—	635,716	19,295	655,011
Asset-backed securities	—	105,399	16,226	121,625
Collateralized debt obligations	—	—	5,437	5,437
United States Government and agencies	—	267,362	—	267,362
State, municipal and other governments	—	1,167,023	115,844	1,282,867
Redeemable preferred stocks	—	—	4,088	4,088
Non-redeemable preferred stocks	—	25,084	—	25,084
Common stocks	1,950	17,919	—	19,869
Derivative instruments	—	15,755	—	15,755
Other long-term investments	—	—	1,581	1,581
Cash and short-term investments	394,627	—	—	394,627
Reinsurance recoverable	—	4,498	—	4,498
Collateral held for securities lending and other transactions	—	38,223	—	38,223
Assets held in separate accounts	522,591	—	—	522,591

Liabilities
Future policy benefits — index annuity embedded derivatives	$—	$—	$447,223	$447,223
Other liabilities	—	180	—	180
Collateral payable for securities lending and other transactions	—	39,925	—	39,925
Approximately 4.8% of the total fixed maturities are included in the Level 3 group. The fair value of the assets and liabilities above include the financial instruments’ nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets was valued at less than $0.6 million at March 31, 2009. The nonperformance risk for our liabilities was valued at $219.3 million at March 31, 2009.

FBL Financial Group, Inc.	March 31, 2009
Level 3 Fixed Maturity Investments by Valuation Source

	March 31, 2009
	Third-party	Priced
	vendors	internally	Total
	(Dollars in thousands)
Assets
Corporate securities (including redeemable preferred stocks)	$153,583	$25,658	$179,241
Residential mortgage-backed securities	—	88,292	88,292
Commercial mortgage-backed securities	13,766	5,529	19,295
Other asset-backed securities	16,226	—	16,226
Collateralized debt obligations	5,437	—	5,437
State, municipals and other	115,844	—	115,844

Total	$304,856	$119,479	$424,335

Percent of total	71.8%	28.2%	100.0%

Level 3 Financial Instruments Changes in Fair Value

	March 31, 2009
		Residential	Commercial	Other			Other
		mortgage-	mortgage-	asset-	Collateralized	States,	long-term
	Corporate	backed	backed	backed	debt	municipals	invest-
	securities	securities	securities	securities	obligations	& other	ments
	(Dollars in thousands)
Assets
Balance, December 31, 2008	$648,688	$70,003	$24,122	$17,201	$7,414	$140,189	$1,527
Purchases (disposals), net	(10,811)	—	(301)	(637)	—	(54)	—
Realized and unrealized gains (losses), net	(3,474)	9,049	1,067	(2,572)	(1,976)	(4,287)	—
Transfers in and/or (out) of Level 3 (1)	(455,128)	9,224	(5,590)	2,231	—	(19,999)	—
Included in earnings (amortization)	(34)	16	(3)	3	(1)	(5)	54

Balance, March 31, 2009	$179,241	$88,292	$19,295	$16,226	$5,437	$115,844	$1,581

The change in unrealized gains/losses on level 3 investments held at March 31, 2009 was ($2,193) million.

(1)	Included in the transfers in and/or out line above is $535.3 million of securities that were priced using a broker only quote at December 31, 2008 and were transferred to a pricing service that uses observable market data in the prices and $66.1 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 this quarter.

Three months ended
March 31, 2009
(Dollars in
thousands)
Future Policy Benefits — Index Product Embedded Derivatives
Balance, December 31, 2008	$523,515
Premiums less benefits, net	(20,558)
Impact of unrealized gains (losses), net	(55,734)

Balance, March 31, 2009	$447,223

Change in unrealized gains/losses on embedded derivatives held at March 31 (2)	$(55,734)

(2)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

FBL Financial Group, Inc.	March 31, 2009
5. Credit Agreement
At December 31, 2008, we had $60 million in borrowings on a revolving line of credit agreement with Bank of America National Association and Bankers Trust Company, N.A. During the first quarter of 2009, we paid off all borrowings and closed the line of credit.
6. Defined Benefit Plan
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations totaled $2.0 million for the three months ended March 31, 2009 and $1.2 million for the three months ended March 31, 2008. The pension cost increased in 2009 primarily due to losses on plan assets in 2008.
Components of Net Periodic Pension Cost for all Employers in the Multiemployer Plans

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)

Service cost	$1,860	$1,659
Interest cost	3,890	3,709
Expected return on assets	(2,997)	(3,495)
Amortization of prior service cost	185	196
Amortization of actuarial loss	2,216	945
Settlement expense	96	—

Net periodic pension cost — all employers	$5,250	$3,014

7. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At March 31, 2009, there are two class action lawsuits claims against EquiTrust Life Insurance Company (EquiTrust Life). These lawsuits relate to the use of allegedly inappropriate sales techniques and products for purchasers of EquiTrust Life deferred annuities. The plaintiffs in these cases are seeking a variety of damages including injunctive relief, rescission, compensatory damages, and punitive damages. These cases are in the pre-class certification stage and parties are conducting initial discovery and are therefore subject to many uncertainties for which the outcomes cannot be predicted. Given these uncertainties, we are unable to assess the likelihood of an adverse ruling or estimate the loss or range of loss that may result from the pending litigation.
In the third quarter of 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded Farm Bureau Life Insurance Company (Farm Bureau Life) and Farm Bureau Mutual Insurance Company (Farm Bureau Mutual) actual damages totaling $3.6 million and punitive damages totaling $62.7 million. Approximately 25% of the award is allocable to Farm Bureau Life with the remaining 75% allocable to Farm Bureau Mutual. In February 2009, the court ruled on various post trial motions, upholding the actual damages, but reducing the punitive damages to $3.6 million. The defendants have appealed this decision and Farm Bureau Life and Farm Bureau Mutual have cross-appealed. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuit is resolved.
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

FBL Financial Group, Inc.	March 31, 2009
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
8. Earnings per Share
Computation of Earnings per Common Share

	Three months ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) attributable to FBL Financial Group, Inc.	$(1,490)	$6,438
Dividends on Series B preferred stock	(38)	(38)

Numerator for earnings per common share - income available to common stockholders	$(1,528)	$6,400

Denominator:
Weighted average shares	29,850,768	29,789,122
Deferred common stock units relating to deferred compensation plans	107,035	70,468

Denominator for earnings per common share – weighted-average shares	29,957,803	29,859,590
Effect of dilutive securities – stock-based compensation	—	348,273

Denominator for diluted earnings per common share – adjusted weighted-average shares	29,957,803	30,207,863

Earnings per common share	$(0.05)	$0.21

Earnings per common share — assuming dilution	$(0.05)	$0.21

9. Segment Information
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

FBL Financial Group, Inc.	March 31, 2009
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the first quarter represents net income (loss) excluding, as applicable, the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives.
We use operating income, in addition to net income (loss), to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments and interest rate swaps, the derivatives are marked to market, but the associated liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring items enhances the analysis of our results. We use operating income for goal setting, determining company-wide short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.
Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$36,660	$35,696
Traditional Annuity – Independent Distribution	91,133	78,282
Traditional and Universal Life Insurance	86,132	83,362
Variable	16,145	15,935
Corporate and Other	5,598	8,497

	235,668	221,772

Realized losses on investments (A)	(19,680)	(29,432)
Change in net unrealized gains/losses on derivatives (A)	7,490	(80,970)

Consolidated revenues	$223,478	$111,370

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$6,826	$7,242
Traditional Annuity – Independent Distribution	(127)	7,795
Traditional and Universal Life Insurance	15,443	8,164
Variable	(3,825)	1,168
Corporate and Other	(6,628)	(2,134)

	11,689	22,235
Income taxes on operating income	(3,821)	(7,167)
Realized losses on investments (A)	(11,040)	(12,165)
Change in net unrealized gains/losses on derivatives (A)	1,682	3,535

Consolidated net income (loss) attributable to FBL Financial Group, Inc.	$(1,490)	$6,438

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2009 and December 31, 2008 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

FBL Financial Group, Inc.	March 31, 2009
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section includes a summary of FBL Financial Group, Inc.’s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2008 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.
This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as “expect”, “anticipate”, “believe”, “intend” and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our 2008 Annual Report on Form 10-K for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.
Impact of Recent Business Environment
The financial markets continued to be under stress in the first quarter of 2009 and this stress has continued to impact the availability and cost of credit. These factors, combined with depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and increased unemployment, have precipitated a severe recession. These economic conditions did not negatively impact our sales in 2008 or 2009. However, an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment may adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.
The fixed income markets are experiencing a period of extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. In addition, there have been credit downgrade events and an increased probability of default for many fixed income instruments. Equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. These volatile market conditions have also increased the difficulty of valuing certain securities as trading is less frequent and/or market data is less observable. There were certain securities that were in active markets with significant observable data that are now illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.
The volatile and illiquid market conditions that have persisted throughout the first quarter of 2009 have kept the levels of credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities very wide. While the wide credit spreads have resulted in a steeper yield curve making our annuity products more attractive to investors, it also caused a significant reduction in the carrying value of our investments, negatively impacting our financial condition and reported book value per share. These conditions also caused us to hold a higher amount of cash and short-term investments in order to maintain a more liquid position during uncertain times.
Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent

FBL Financial Group, Inc.	March 31, 2009
channel offer a market value adjustment (MVA) feature which is based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. Late in 2008 and continuing into 2009, market conditions emerged with unprecedented low U.S. Treasury yields providing an environment where contract holders were able to surrender with smaller net surrender charges, increasing the level of surrender activity. While we updated surrender assumptions in the models used to calculate amortization of deferred policy acquisition costs and deferred sales inducements in the fourth quarter of 2008, variances in actual net surrender charge income during 2009 compared to projections resulted in additional amortization of deferred policy acquisition costs in the first quarter. In addition, the increased surrender activity negatively impacted our spreads in 2009 as we now have call option assets that no longer back an index product.
We maintain certain capital levels in accordance with statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. As a result of the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. In addition, our capital levels were negatively impacted during 2008 and 2009 as a result of the impact of the increased surrender activity and realized and unrealized losses on our investments. In the last half of 2008, we incurred additional debt to assist with our capital requirements and increase our financial flexibility. We also took rate and other actions to reduce sales of new fixed rate annuity contracts at EquiTrust Life and are evaluating the terms and conditions for future products to preserve our capital position. See the “Liquidity and Capital Resources” section below for additional details regarding our capital position.
Results of Operations for the Three Months Ended March 31, 2009 and 2008

	Three months ended March 31,
	2009	2008
	(Dollars in thousands,
	except per share data)
Revenues	$223,478	$111,370
Benefits and expenses	226,335	102,600

	(2,857)	8,770
Income taxes	1,256	(2,458)
Equity income	73	117

Net income (loss)	(1,528)	6,429
Net loss attributable to noncontrolling interest	38	9

Net income (loss) attributable to FBL Financial Group, Inc.	$(1,490)	$6,438

Earnings per common share	$(0.05)	$0.21

Earnings per common share – assuming dilution	$(0.05)	$0.21

FBL Financial Group, Inc.	March 31, 2009

	Three months ended March 31,
	2009	2008
	(Dollars in thousands,
	except per share data)
Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$96,368	$45,348
Traditional Annuity – Independent Distribution	324,699	326,686
Traditional and Universal Life Insurance	49,860	47,259
Variable Annuity and Variable Universal Life (1)	26,180	41,921
Reinsurance assumed and other	2,936	3,680

Total	$500,043	$464,894

Direct life insurance in force, end of quarter (in millions)	$43,993	$41,576
Life insurance lapse rates	7.1%	6.3%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution	4.9%	3.6%
Independent Distribution	20.8%	5.9%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity — Exclusive Distribution premiums collected segment increased in 2009 primarily due to lower short-term market interest rates making certificates of deposits and other short-term investments less attractive in relation to our traditional fixed annuity products. Direct premiums collected in the Traditional Annuity — Independent Distribution segment decreased in 2009 as a result of rate and other actions taken to preserve capital in the second half of 2008, partially offset by a more favorable market environment for traditional annuity products. Variable premiums collected tend to vary with volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.
The increase in the withdrawal rate for the Traditional Annuity — Independent Distribution segment in 2009 is primarily due to the impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. See additional details on this feature in the “Liquidity and Capital Resources” section that follows. We also believe aging of the business in force relating to the annuity business assumed under coinsurance agreements and business written directly through the EquiTrust Life independent agents is driving a portion of the increase in withdrawal rates as the surrender charge rate decreases with the passage of time (at a rate generally equal to 1.0% per year). This makes a surrender later in the contract period more economical for the contract holder, which results in higher lapse rates as the business ages.
Net Income (Loss) Attributable to FBL Financial Group, Inc.
Net income (loss) attributable to FBL Financial Group, Inc. (FBL Net Income (Loss)) was ($1.5) million in the first quarter of 2009 compared to $6.4 million for the 2008 period. As discussed in detail below, this decrease was primarily due to the impact of increased surrender activity in the Traditional Annuity — Independent Distribution segment and poor equity market performance on the Variable segment. These items are partially offset by lower death benefits and the impact of an increase in the volume of business in force in the Traditional Annuity — Exclusive Distribution and Traditional and Universal Life Insurance segments. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income (Loss).

FBL Financial Group, Inc.	March 31, 2009
Spreads Earned on our Universal Life and Individual Annuity Products

	Three months ended March 31,
	2009	2008
Weighted average yield on cash and invested assets	6.15%	6.10%
Weighted average interest crediting rate/index cost	3.98	3.92

Spread	2.17%	2.18%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. The yield also includes gains or losses relating to our interest rate swap program for certain individual traditional annuities. The impact of the swap program was previously reported in the weighted average crediting rate/index costs and the 2008 results above have been restated to conform to the 2009 presentation. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. See the “Segment Information” section that follows for a discussion of our spreads.
Impact of Operating Adjustments on FBL Net Income (Loss)
As noted in the “Segment Information” section that follows, we use both net income (loss) and operating income to measure our operating results. Operating income for the periods covered by this report equals net income (loss), excluding the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives. Our rationale for excluding these items from operating income is also explained in Note 9 to our consolidated financial statements.

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Realized losses on investments	$(19,670)	$(29,347)
Change in net unrealized gains/losses on derivatives	16,159	22,199
Change in amortization of:
Deferred policy acquisition costs	(6,850)	(586)
Deferred sales inducements	(4,031)	(5,613)
Value of insurance in force acquired	5	156
Unearned revenue reserve	(10)	(85)
Income tax offset	5,039	4,646

Net impact of operating income adjustments	$(9,358)	$(8,630)

Summary of adjustments noted above after offsets and income taxes:
Realized losses on investments	$(11,040)	$(12,165)
Change in net unrealized gains/losses on derivatives	1,682	3,535

Net impact of operating income adjustments	$(9,358)	$(8,630)

Net impact per common share – basic	$(0.31)	$(0.29)

Net impact per common share – assuming dilution	$(0.31)	$(0.29)

FBL Financial Group, Inc.	March 31, 2009
Changes in FBL Net Income (Loss)
FBL Net Income (Loss) totaled ($1.5) million in 2009 and $6.4 million in 2008. A detailed discussion of changes in FBL Net Income (Loss) is included below.

Three months ended
March 31,
2009 vs. 2008
(Dollars in thousands)
Premiums and product charges	$13,840
Net investment income	15,575
Derivative loss	74,295
Realized losses on investments	9,677
Other income and other expenses	(254)
Interest sensitive and index products benefits and change in value of index product embedded derivative	(104,176)
Traditional life insurance policy benefits	7,169
Underwriting, acquisition and insurance expenses	(25,272)
Interest expense	(2,481)
Income taxes	3,714
Noncontrolling interest and equity income	(15)

Total change in FBL Net Income (Loss)	$(7,928)

Premiums and Product Charges

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$41,140	$29,121
Traditional life insurance premiums	37,954	36,133

Total	$79,094	$65,254

Premiums and product charges increased 21.2% in the first quarter of 2009 to $79.1 million. The increase in interest sensitive and index product charges is principally driven by surrender charges on annuity products.
Surrender charges totaled $17.9 million in the three months ended March 31, 2009 and $6.1 million in the 2008 period. Surrender charges increased primarily due to an increase in surrenders relating to the impact of MVAs on certain products sold by our EquiTrust Life independent distribution, as discussed in the “Impact of Recent Business Environment” section above, and also due to growth in the volume and aging of business in force.
Surrender Charges on EquiTrust Life Direct Fixed Annuity Contracts

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Surrender charges:
Gross surrender charges	$64,609	$4,656
Market value adjustments	(49,771)	(1,263)

Net surrender charges	$14,838	$3,393

The average aggregate account value for annuity and universal life insurance in force, which increased due to increases in premiums collected as summarized in the “Other data” table above, totaled $10,299.6 million for the three-month period in 2009 and $9,259.6 million for the three-month period in 2008.

FBL Financial Group, Inc.	March 31, 2009
Traditional premiums increased due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $23,203.4 million for the three-month period in 2009 and $21,355.4 million for the three-month period in 2008. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net Investment Income
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 9.2% in the first quarter of 2009 to $184.1 million primarily due to an increase in average invested assets. Average invested assets in the three-month period of 2009 increased 10.0% to $12,446.5 million (based on securities at amortized cost) from $11,317.6 million in the 2008 period, due principally to net premium inflows from the Life Companies during the twelve-month period ended March 31, 2009. The annualized yield earned on average invested assets decreased to 6.09% in the three months ended March 31, 2009 from 6.14% in the respective 2008 period. The decrease in yield is primarily due to holding higher cash and short-term investment balances in order to maintain a more liquid position during a period of increased surrender activity. In addition, short-term interest rates have declined significantly. The yield on our primary short-term investment account was 0.19% at March 31, 2009 compared to 3.20% at March 31, 2009.
Fee income from bond calls, tender offers and mortgage loan prepayments totaled $0.1 million in the three months ended March 31, 2009 compared to $1.3 million in the respective 2008 period. Net investment income also includes $1.3 million in the three months ended March 31, 2009 compared to less than $0.1 million in the 2008 respective period of acceleration of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period.
Derivative Loss

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Derivative loss:
Components of derivative loss from call options:
Gains received at expiration	$227	$15,017
Change in the difference between fair value and remaining option cost at beginning and end of period	8,804	(77,551)
Cost of money for call options	(30,742)	(32,228)

	(21,711)	(94,762)
Other	(2,890)	(4,134)

Total	$(24,601)	$(98,896)

Gains received at expiration decreased in the first quarter of 2009 as a result of declines in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also decreased in 2009, as discussed below under “Interest Sensitive and Index Product Benefits.” The change in the difference between fair value and remaining option cost at beginning and end of period decreased derivative loss by $86.4 million. This change is primarily due to the decrease in the S&P 500 Index compared to the price of the outstanding options, which generated larger losses for the 2008 period.
The cost of money for call options decreased primarily due to a decrease in the cost of options on assumed business, partially offset by an increase in option costs resulting from volatility in the equity markets. The average aggregate account value of index annuities in force, which has increased due to new sales, partially offset by increased surrender activity from the independent distribution channel and run-off of assumed business, totaled $4,686.6 million for the three months ended March 31, 2009 compared to $4,594.3 million for the respective 2008 period. Other derivative loss is comprised of income or loss from the embedded derivatives included in our modified coinsurance contracts and interest rate swaps. In 2009, derivative loss also includes realized losses on the interest rate swap that previously hedged our line of credit, which totaled $2.4 million. Derivative loss will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

FBL Financial Group, Inc.	March 31, 2009
Realized Losses on Investments

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Realized gains (losses) on investments:
Gains on sales	$2,099	$—
Losses on sales	(148)	—
Credit losses on other-than-temporary impairments	(21,621)	(29,347)

Total reported in statements of operations	(19,670)	(29,347)
Non-credit losses included in AOCL	(9,506)	—

Total	$(29,176)	$(29,347)

The level of realized losses is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See “Financial Condition — Investments” for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2009 and December 31, 2008.
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other than temporary, the security is written down to its fair value. Beginning in 2009, a portion of the write-down attributable to non-credit factors is recognized in accumulated other comprehensive loss (AOCL). See additional details regarding the non-credit portion of the write-downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 2 to our consolidated financial statements.

FBL Financial Group, Inc.	March 31, 2009
Investment Impairments Recognized in FBL Net Loss Individually Exceeding $0.5 Million

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Three months ended March 31, 2009:

Major paper manufacturing company	$6,630	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Real estate investment trust	$6,299	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$4,764	Rating declines occurred due to expected revenue declines which could result in a future covenant violation. (A)

Asset backed security	$1,095	Rating declines occurred on the monoline insurer supporting this issue. Financial recoveries are fully dependent on the insurer. (A)

Collateralized bond obligation	$636	Rating declines occurred and defaults of the underlying collateral supporting this issue increased. (A)

Reinsurance carrier	$586	Rating declines occurred and near term solvency became a concern. (A)

Asset backed security	$550	Rating declines occurred, delinquencies increased and credit support from the lower tranches stopped increasing. (A)

Three months ended March 31, 2008:

Other asset-backed security	$9,114	Ratings declined and losses from the underlying home equity loans to Alt-A borrowers increased. (A)

Collateralized debt obligation	$9,100	The value of collateral supporting this issue declined, which triggered an event whereby we did not receive interest on our investment. Rating declines also occurred during the quarter. (A)

Reinsurance carrier	$6,789	Rating declines occurred and the fair value decreased significantly due to subprime and Alt-A exposure and the parent’s potential reorganization, which reduced estimates on potential recovery. (A)

Major printing & publishing company	$2,341	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$1,603	Rating declines and other adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. No additional write-downs were deemed necessary as of March 31, 2009 for other material investments in this industry.

FBL Financial Group, Inc.	March 31, 2009
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
Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$79,160	$66,679
Index credits	1,345	14,608
Amortization of deferred sales inducements	19,336	12,666
Interest sensitive death benefits	14,595	10,808

	114,436	104,761

Change in value of index product embedded derivatives	(8,669)	(103,170)

Total	$105,767	$1,591

Interest sensitive and index product benefits and change in value of index product embedded derivatives increased in the first quarter of 2009 to $105.8 million, primarily due to the impact of the change in value of index product embedded derivatives, partially offset by the impact of an increase in the volume of annuity business in force. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience, and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to net premium inflows from the Life Companies during the twelve-month period ended March 31, 2009, totaled $9,402.4 million for the 2009 period and $8,368.7 million for the 2008 period. These account values include values relating to index contracts in the first quarter totaling $4,686.6 million for 2009 and $4,594.3 million for 2008.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.98% for the 2009 period and 3.92% for the 2008 period. See the “Segment Information” section that follows for additional details on our spreads.
As discussed above under “Derivative Loss,” the change in the amount of index credits is impacted by the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivatives is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivatives is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, embedded derivatives in the index annuity reserves decreased $26.7 million in first quarter of 2008 due to the adoption of Statement No. 157, “Fair Value Measurements.”
The increase in amortization of deferred sales inducements is primarily due to the impact of increased surrender activity from the EquiTrust Life independent distribution channel and an increase in the volume of business in force. Deferred sales inducements on interest sensitive and index products totaled $428.7 million at March 31, 2009 and $351.3 million at March 31, 2008.

FBL Financial Group, Inc.	March 31, 2009
Traditional Life Insurance Policy Benefits

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$22,104	$27,252
Increase in traditional life future policy benefits	9,718	11,390
Distributions to participating policyholders	4,921	5,270

Total	$36,743	$43,912

Traditional life insurance benefits decreased 16.3% in the first quarter of 2009 to $36.7 million primarily due to a decrease in traditional life insurance death benefits and reserve adjustments in 2008, partially offset by the impact of an increase in the volume of traditional life business in force. In the first quarter of 2009, death benefits decreased 31.2% to $12.7 million. The increase in traditional life future policy benefits was lower this period primarily due to reserve adjustments which increased term life reserves $1.6 million in the first quarter of 2008. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, Acquisition and Insurance Expenses

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,573	$3,401
Amortization of deferred policy acquisition costs	47,440	23,022
Amortization of value of insurance in force acquired	741	899
Other underwriting, acquisition and insurance expenses, net of deferrals	20,209	19,369

Total	$71,963	$46,691

Underwriting, acquisition and insurance expenses increased 54.1% for the 2009 period to $72.0 million. Amortization of deferred policy acquisition costs increased in the first quarter due to the impact of surrender activity from the EquiTrust Life independent distribution channel, an increase in the volume of business in force and the impact of operating adjustments as detailed under “Impact of Operating Adjustments on FBL Net Income (Loss)” above. Amortization of deferred policy acquisition costs on our EquiTrust Life distribution channel, excluding the impact of operating adjustments, totaled $20.6 million in the first quarter of 2009 and $7.6 million in the first quarter of 2008.
During the first quarter of 2009, we announced certain cost-saving measures that we anticipate will reduce expenses by approximately $7.0 million, which will be partially offset with one-time charges associated with implementing these cost-saving measures. During the first quarter of 2009, we incurred $1.7 million in these one-time charges. In addition, pension expense increased $0.8 million during the first quarter of 2009 primarily due to losses on plan assets during 2008. These additional costs were largely offset by reduced expenses from implementing various cost-saving initiatives.
Interest Expense
Interest expense increased 55.7% to $6.9 million in the first quarter of 2009, primarily due to an increase in our debt outstanding. The average debt outstanding increased to $400.9 million for the 2009 period from $316.8 million for the 2008 period due to the issuance of Senior Notes in November 2008, partially offset by the pay-off of our line of credit borrowings in February 2009. The average interest rate on our debt increased due to the new senior note having a higher coupon rate than the effective rates on our existing debt and line of credit.

FBL Financial Group, Inc.	March 31, 2009
Income Taxes
Income taxes for the first quarter of 2009 provided a benefit of $1.3 million compared to an expense of $2.5 million in the 2008 period. The effective tax rate was 44.0% for the first quarter of 2009 and 28.0% for the 2008 period. The effective tax rate was different than the federal statutory rate of 35% primarily due to tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain.
Equity Income, Net of Related Income Taxes
Equity income, net of related income taxes, totaled $0.1 million for the first quarters of 2009 and 2008. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the first quarter represents net income (loss) excluding, as applicable, the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.
The impact of realized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income (loss), to measure our performance is summarized in Note 9 to the consolidated financial statements.

FBL Financial Group, Inc.	March 31, 2009
Reconciliation of Net Income (Loss) to Pre-tax Operating Income

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Net income (loss) attributable to FBL Financial Group, Inc.	$(1,490)	$6,438
Net impact of operating income adjustments (1)	9,358	8,630
Income taxes on operating income	3,821	7,167

Pre-tax operating income	$11,689	$22,235

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$6,826	$7,242
Traditional Annuity – Independent Distribution	(127)	7,795
Traditional and Universal Life Insurance	15,443	8,164
Variable	(3,825)	1,168
Corporate and Other	(6,628)	(2,134)

	$11,689	$22,235

(1)	See “Net Income (Loss) Attributable to FBL Financial Group, Inc.” above for additional details on our operating income adjustments.
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$248	$291
Net investment income	37,669	35,538
Derivative loss	(1,257)	(133)

	36,660	35,696
Benefits and expenses	29,834	28,454

Pre-tax operating income	$6,826	$7,242

Other data
Annuity premiums collected, direct	$96,368	$45,348
Policy liabilities and accruals, end of period	2,408,797	2,237,420

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.11%	6.19%
Weighted average interest crediting rate/index cost	3.98	4.20

Spread	2.13%	1.99%

Individual traditional annuity withdrawal rate	4.9%	3.6%
Pre-tax operating income for the Exclusive Annuity segment decreased 5.7% in the first quarter of 2009 to $6.8 million due primarily to an increase in benefits and expenses, partially offset by an increase in spreads earned and the impact of growth in the volume of business in force. Benefits and expenses increased due to a $1.6 million increase in amortization of deferred policy costs primarily due to changes in earned rates and expected profits on the underlying business.

FBL Financial Group, Inc.	March 31, 2009
Premiums collected increased 112.5% in the 2009 period to $96.3 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2009 is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities.
The change in the weighted average yield on cash and invested assets is primarily attributable to the impact of our interest rate swap program, partially offset by an increase in yields on new investments. Operating income for the quarter includes losses from our swaps which totaled ($1.2) million in 2009 compared to ($0.1) million in 2008. See Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The weighted average interest crediting rate decreased due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2008 due to the decline in the portfolio yield. Contributing to the decrease in the weighted average crediting rate is a shift of business to a new money product that has a short guaranteed interest period and lower crediting rate.
Traditional Annuity — Independent Distribution Segment

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$16,892	$5,309
Net investment income	104,705	90,766
Derivative loss	(30,464)	(17,793)

	91,133	78,282
Benefits and expenses	91,260	70,487

Pre-tax operating income	$(127)	$7,795

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$213,332	$120,928
Index annuities	111,367	205,758

Total annuity premiums collected, independent channel	324,699	326,686
Annuity premiums collected, assumed	358	882
Policy liabilities and accruals, end of period	7,638,876	6,980,529

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.10%	6.01%
Weighted average interest crediting rate/index cost	3.93	3.80

Spread	2.17%	2.21%

Individual traditional annuity withdrawal rate	20.8%	5.9%
Pre-tax operating income (loss) for the Independent Annuity segment totaled ($0.1) million in the 2009 period and $7.8 million in 2008. This decrease was primarily due to the impact of increased surrender activity from the EquiTrust Life independent distribution channel and a decrease in spreads earned, partially offset by the impact of an increase in the volume of business in force. The volume of business in force increased due to sales of our EquiTrust Life independent distribution business during 2008. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,623.3 million for the 2009 period and $6,789.8 million for the 2008 period.
The increase in interest sensitive and index product charges is due to an increase in surrender charges. Surrender charges increased due to an increase in surrenders and withdrawals relating to the impact of market value adjustments on our direct fixed annuity products and growth in the volume and aging of business in force. In 2009,

FBL Financial Group, Inc.	March 31, 2009
gross surrender charges were partially offset by the impact of the MVA feature. This activity caused increased withdrawal rates. See additional details on the impact of the MVA under “Premiums and Product Charges” above and the “Liquidity and Capital Resources” section that follows.
The increase in net investment income is attributable to growth in invested assets due to net premium inflows and an increase in the weighted average yield earned. Net investment income for the three-month period also includes $0.8 million in 2009 and $0.3 million in 2008 in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities. The increase in derivative loss is primarily due to a decrease in proceeds from call option settlements. Call option settlements in 2009 totaled $0.2 million for the first quarter of 2009 and $14.3 million for the 2008 period.
Benefits and expenses for the 2009 period increased due to growth in the volume of business in force and an increase in amortization of deferred policy acquisition cost and deferred sales inducements, partially offset by a reduction in index credits. In addition to the impact of additional business in force, amortization of deferred policy acquisition costs and deferred sales inducements increased approximately $17.0 million due to the impact of the increased surrender activity from the independent distribution channel. Index credits totaled $1.3 million in the first quarter of 2009, compared to $14.5 million in the 2008 period due to less appreciation in the underlying market indices.
The weighted average yield increased due to the items impacting net investment income described above. The decrease in spread is primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio. In addition, we retained higher amounts of liquid assets and incurred additional costs from being in an overhedged position due to the increase in surrender activity, which further reduced our spreads.

FBL Financial Group, Inc.	March 31, 2009
Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,126	$11,421
Traditional life insurance premiums and other income	37,954	36,133
Net investment income	35,991	35,787
Other income	61	21

	86,132	83,362
Benefits and expenses	70,689	75,198

Pre-tax operating income	$15,443	$8,164

Other data
Life premiums collected, net of reinsurance	$52,367	$49,994
Policy liabilities and accruals, end of period	2,237,867	2,184,452
Direct life insurance in force, end of period (in millions)	36,378	33,772

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.65%	6.55%
Weighted average interest crediting rate	4.39	4.41

Spread	2.26%	2.14%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 89.2% in the 2009 period to $15.4 million. The increase in the 2009 period is primarily due to lower death benefits, an increase in traditional life insurance premiums and a decrease in traditional life future policy benefits.
Death benefits incurred for the first quarter of 2009 decreased 14.0% to $22.1 million, due to fewer traditional life death claims reported, partially offset by an increase in the amount of universal life claims. Traditional life insurance premiums increased primarily due to sales of life products by our Farm Bureau Life agency force. Traditional life future policy benefits in the first quarter of 2009 increased $1.7 million less than the 2008 period primarily due to changes in reserve estimates which increased term life reserves $1.6 million in 2008.
The change in spreads is primarily due to an increase in the weighted average yield on cash and invested assets, which is primarily attributable to an increase in yields earned on new investments and the change of net discount accretion on mortgage and asset-backed securities. In addition, we lowered the crediting rate on certain universal life products during the first quarter of 2009.

FBL Financial Group, Inc.	March 31, 2009
Variable Segment

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$11,928	$12,211
Net investment income	3,891	3,341
Other income	326	383

	16,145	15,935
Benefits and expenses	19,970	14,767

Pre-tax operating income (loss)	$(3,825)	$1,168

Other data
Variable premiums collected, net of reinsurance	$26,180	$41,921
Policy liabilities and accruals, end of period	262,758	233,561
Separate account assets, end of period	522,591	802,225
Direct life insurance in force, end of period (in millions)	7,614	7,804
Pre-tax operating income (loss) for the Variable segment decreased to ($3.8) million in the first quarter of 2009 from $1.2 million for the 2008 period, primarily due to an increase in deferred acquisition cost amortization and an increase in death benefits.
Benefits and expenses increased 35.2% to $20.0 million in the first quarter of 2009 primarily due to a $3.0 million increase in deferred acquisition cost amortization resulting from the impact of negative separate account performance. In addition, death benefits increased $1.8 million, primarily due to an increase in the severity of variable universal life claims.
Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.
Corporate and Other Segment

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$1,813	$3,062
Derivative loss	(370)	—
Other income	4,155	5,435

	5,598	8,497
Interest expense	6,932	4,451
Benefits and other expenses	5,443	6,369

	(6,777)	(2,323)
Noncontrolling interest	38	9
Equity income, before tax	111	180

Pre-tax operating loss	$(6,628)	$(2,134)

Pre-tax operating loss increased 210.6% to $6.6 million, primarily due to an increase in interest expense and a decrease in net investment income. Interest expense increased in the 2009 period due to an increase in our average debt outstanding resulting from additional debt borrowings. Net investment income decreased primarily due to a decrease in short-term interest rates and our desire to maintain a more liquid portfolio in 2009. Derivative loss includes $0.4 million of net interest expense on the interest rate swap purchased to hedge our previously outstanding line of credit. See Note 2 to our consolidated financial statements for additional information on this interest rate

FBL Financial Group, Inc.	March 31, 2009
swap. The changes in other income and expense are primarily due to operating results of our non-insurances subsidiaries.
Financial Condition
Investments
Our total investment portfolio increased 0.2% to $10,875.1 million at March 31, 2009 compared to $10,854.1 million at December 31, 2008. This increase is primarily the result of net cash received from interest sensitive and index products, partially offset by the payoff of our line of credit and write-downs for impairments of fixed maturity securities. Net unrealized depreciation of fixed maturity securities increased $32.1 million during 2009 to a net unrealized loss of $1,571.8 million at March 31, 2009. This increase is principally due to the adoption of FSP FAS 115-2, which increased unrealized losses $37.1 million in 2009. Our unrealized loss position remains high due to wide credit spreads primarily due to the continued deterioration of the U.S. housing market, tightened lending conditions and decreased liquidity in the market. In addition, there is a severe global recession which has caused significant market strain. Steps taken by the government to stabilize the financial system are slow to have a meaningful impact and pressures on the financial system continued during the first quarter of 2009. Details regarding the investment impairments are discussed above in the “Realized Losses on Investments” section under “Results of Operations.” Additional details regarding securities in an unrealized loss position at March 31, 2009 are included in the discussion that follows and in Note 2 to our consolidated financial statements.
Internal investment professionals manage our investment portfolio. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.
Investment Portfolio Summary

	March 31, 2009		December 31, 2008

	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities — available for sale:
Public	$7,357,009	67.7%	$7,406,964	68.3%
144A private placement	1,131,776	10.4	1,164,417	10.7
Private placement	392,741	3.6	394,062	3.6

Total fixed maturities — available for sale	8,881,526	81.7	8,965,443	82.6
Equity securities	44,953	0.4	44,863	0.4
Mortgage loans on real estate	1,362,146	12.6	1,381,854	12.8
Derivative instruments	15,755	0.1	12,933	0.1
Investment real estate	2,559	—	2,559	—
Policy loans	183,423	1.7	182,421	1.7
Other long-term investments	1,581	—	1,527	—
Short-term investments	383,183	3.5	262,459	2.4

Total investments	$10,875,126	100.0%	$10,854,059	100.0%

As of March 31, 2009, 94.9% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2009, the investment in non-investment grade debt was 5.1% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

FBL Financial Group, Inc.	March 31, 2009
Credit Quality by NAIC Designation and Standard & Poor’s (S&P) Rating Equivalents

		March 31, 2009		December 31, 2008
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
			(Dollars in thousands)
1	AAA, AA, A	$5,225,104	58.8%	$5,382,110	60.0%
2	BBB	3,201,705	36.1	3,243,034	36.2

	Total investment grade	8,426,809	94.9	8,625,144	96.2
3	BB	301,786	3.4	244,814	2.7
4	B	109,322	1.2	40,565	0.5
5	CCC, CC, C	19,950	0.2	43,064	0.5
6	In or near default	23,659	0.3	11,856	0.1

	Total below investment grade	454,717	5.1	340,299	3.8

	Total fixed maturities — available for sale	$8,881,526	100.0%	$8,965,443	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2009
		Carrying		Carrying
		Value of		Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,173,730	$66,972	$3,196	$1,106,758	$(599,818)
Manufacturing	1,204,731	387,324	12,373	817,407	(181,596)
Mining	506,440	65,679	1,732	440,761	(70,819)
Retail trade	96,277	27,052	465	69,225	(19,928)
Services	181,521	33,632	1,824	147,889	(26,428)
Transportation	170,589	43,312	4,471	127,277	(22,366)
Utilities	1,270,018	267,065	11,149	1,002,953	(120,234)
Other	161,087	37,872	2,433	123,215	(18,785)

Total corporate securities	4,764,393	928,908	37,643	3,835,485	(1,059,974)
Mortgage and asset-backed securities	2,566,904	1,033,534	57,771	1,533,370	(476,785)
United States Government and agencies	267,362	267,362	12,405	—	—
State, municipal and other governments	1,282,867	156,471	5,572	1,126,396	(148,412)

Total	$8,881,526	$2,386,275	$113,391	$6,495,251	$(1,685,171)

FBL Financial Group, Inc.	March 31, 2009

	December 31, 2008
		Carrying		Carrying
		Value of		Value of
		Securities		Securities with
	Total	with Gross	Gross	Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,246,895	$114,067	$4,806	$1,132,828	$(547,594)
Manufacturing	1,211,102	289,093	11,187	922,009	(183,439)
Mining	469,935	24,521	1,770	445,414	(73,562)
Retail trade	104,379	24,170	569	80,209	(16,819)
Services	184,528	42,850	1,164	141,678	(28,796)
Transportation	177,844	52,034	6,849	125,810	(20,253)
Utilities	1,279,641	299,537	16,623	980,104	(135,654)
Other	159,831	52,252	3,209	107,579	(21,275)

Total corporate securities	4,834,155	898,524	46,177	3,935,631	(1,027,392)
Mortgage and asset-backed securities	2,569,769	975,193	46,573	1,594,576	(478,994)
United States Government and agencies	250,893	217,379	12,891	33,514	(4,031)
State, municipal and other governments	1,310,626	142,107	4,565	1,168,519	(139,430)

Total	$8,965,443	$2,233,203	$110,206	$6,732,240	$(1,649,847)

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		March 31, 2009
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,303,926	50.9%	$(683,021)	40.5%
2	BBB	2,778,251	42.8	(671,884)	39.9

	Total investment grade	6,082,177	93.7	(1,354,905)	80.4
3	BB	268,052	4.1	(109,755)	6.5
4	B	103,881	1.6	(128,109)	7.6
5	CCC, CC, C	19,949	0.3	(27,068)	1.6
6	In or near default	21,192	0.3	(65,334)	3.9

	Total below investment grade	413,074	6.3	(330,266)	19.6

	Total	$6,495,251	100.0%	$(1,685,171)	100.0%

FBL Financial Group, Inc.	March 31, 2009

		December 31, 2008
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,545,103	52.7%	$(740,675)	44.9%
2	BBB	2,890,656	42.9	(738,512)	44.8

	Total investment grade	6,435,759	95.6	(1,479,187)	89.7
3	BB	212,438	3.1	(70,545)	4.3
4	B	37,399	0.6	(45,228)	2.7
5	CCC, CC, C	40,308	0.6	(47,615)	2.9
6	In or near default	6,336	0.1	(7,272)	0.4

	Total below investment grade	296,481	4.4	(170,660)	10.3

	Total	$6,732,240	100.0%	$(1,649,847)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	March 31, 2009
		Amortized Cost		Gross Unrealized Losses
		Market Value	Market Value is	Market Value	Market Value is
	Number of	is Less than	75% or Greater	is Less than	75% or Greater
	Issuers	75% of Cost	than Cost	75% of Cost	than Cost
Three months or less	71	$29,862	$336,171	$(12,625)	$(25,901)
Greater than three months to six months	137	39,823	608,734	(15,066)	(47,324)
Greater than six months to nine months.	155	55,024	844,273	(17,946)	(72,836)
Greater than nine months to twelve months	240	192,425	1,040,536	(61,577)	(99,140)
Greater than twelve months	518	2,030,508	3,003,066	(945,554)	(387,202)

Total		$2,347,642	$5,832,780	$(1,052,768)	$(632,403)

	December 31, 2008
		Amortized Cost		Gross Unrealized Losses
		Market Value	Market Value is	Market Value	Market Value is
	Number	is Less than	75% or Greater	is Less than	75% or Greater
	of Issuers	75% of Cost	than Cost	75% of Cost	than Cost
Three months or less	170	$31,774	$784,689	$(12,658)	$(51,824)
Greater than three months to six months	193	75,356	1,024,158	(28,791)	(82,320)
Greater than six months to nine months	262	182,184	1,140,978	(56,719)	(111,013)
Greater than nine months to twelve months	143	288,140	780,947	(103,539)	(97,928)
Greater than twelve months	455	1,733,949	2,339,912	(785,180)	(319,875)

Total		$2,311,403	$6,070,684	$(986,887)	$(662,960)

FBL Financial Group, Inc.	March 31, 2009
Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	March 31, 2009		December 31, 2008
	Carrying Value of		Carrying Value of
	Securities with	Gross	Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$28,111	$(6,083)	$43,483	$(4,985)
Due after one year through five years	725,000	(138,502)	791,636	(143,559)
Due after five years through ten years	2,000,092	(482,198)	2,037,451	(514,869)
Due after ten years	2,204,590	(580,691)	2,260,568	(506,966)

	4,957,793	(1,207,474)	5,133,138	(1,170,379)
Mortgage and asset-backed securities	1,533,370	(476,785)	1,594,576	(478,994)
Redeemable preferred stock	4,088	(912)	4,526	(474)

Total	$6,495,251	$(1,685,171)	$6,732,240	$(1,649,847)

At March 31, 2009, unrealized losses on available-for-sale fixed maturity securities totaled $1,685.2 million primarily due to $1,060.0 million in unrealized losses on corporate securities. The unrealized losses on corporate securities were primarily due to:
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
In addition, the unrealized losses on mortgage and asset-backed securities totaling $476.8 million were primarily due an increase in credit spreads and decrease in market liquidity resulting from concerns about mortgage defaults on subprime and other risky mortgages and potential downgrades or defaults of monoline bond insurers. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery, which may be maturity, therefore we do not consider these investments to be other-than-temporarily impaired at March 31, 2009. See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.
Mortgage and Asset-Backed Securities
Mortgage and other asset-backed securities comprised 28.9% at March 31, 2009 and 28.7% at December 31, 2008 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.
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

FBL Financial Group, Inc.	March 31, 2009
speeds, which typically occur in a decreasing interest rate environment, generally increase the rate at which discount is accrued and premium is amortized into income. Decreases in prepayment speeds, which typically occur in an increasing interest rate environment, generally slow down the rate these amounts are recorded into income.
Mortgage and Asset-Backed Securities by Type

	March 31, 2009

			Carrying	Percent of Fixed
	Amortized Cost	Par Value	Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,211,633	$1,237,379	$1,077,966	12.1%
Pass-through	208,285	208,679	216,902	2.4
Planned and targeted amortization class	499,657	505,375	463,132	5.2
Other	39,990	40,072	32,268	0.4

Total residential mortgage-backed securities	1,959,565	1,991,505	1,790,268	20.1
Commercial mortgage-backed securities	807,520	827,065	655,011	7.4
Other asset-backed securities	218,833	263,951	121,625	1.4

Total mortgage and asset-backed securities	$2,985,918	$3,082,521	$2,566,904	28.9%

	December 31, 2008

			Carrying	Percent of Fixed
	Amortized Cost	Par Value	Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,237,035	$1,264,691	$1,068,869	11.9%
Pass-through	219,447	219,855	225,513	2.5
Planned and targeted amortization class	508,133	513,373	464,296	5.2
Other	40,086	40,184	31,011	0.4

Total residential mortgage-backed securities	2,004,701	2,038,103	1,789,689	20.0
Commercial mortgage-backed securities	799,546	819,030	640,236	7.1
Other asset-backed securities	197,943	265,435	139,844	1.6

Total mortgage and asset-backed securities	$3,002,190	$3,122,568	$2,569,769	28.7%

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

FBL Financial Group, Inc.	March 31, 2009
Mortgage and Asset-Backed Securities by Collateral Type

	March 31, 2009			December 31, 2008
			Percent			Percent
	Amortized	Carrying	of Fixed	Amortized	Carrying	of Fixed
	Cost	Value	Maturities	Cost	Value	Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$544,588	$577,895	6.5%	$557,311	$579,489	6.5%
Prime	1,038,351	908,382	10.2	1,068,716	913,772	10.2
Alt-A	544,394	389,453	4.4	524,264	397,556	4.5
Subprime	30,130	20,865	0.2	30,133	20,311	0.2
Commercial mortgage	807,520	655,011	7.4	799,546	640,236	7.1
Non-mortgage	20,935	15,298	0.2	22,220	18,405	0.2

Total	$2,985,918	$2,566,904	28.9%	$3,002,190	$2,569,769	28.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.
Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	March 31, 2009
	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2008	$62,191	$67,812	$—	$—	$62,191	$67,812
2007	115,796	113,655	59,714	34,486	175,510	148,141
2006	114,787	101,713	22,437	13,782	137,224	115,495
2005	27,734	27,871	—	—	27,734	27,871
2004 and prior	1,239,551	1,167,310	317,355	263,639	1,556,906	1,430,949

Total	$1,560,059	$1,478,361	$399,506	$311,907	$1,959,565	$1,790,268

	December 31, 2008
	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2008	$63,195	$67,391	$—	$—	$63,195	$67,391
2007	120,089	117,851	60,265	32,723	180,354	150,574
2006	117,671	106,016	22,436	11,099	140,107	117,115
2005	28,517	27,581	—	—	28,517	27,581
2004 and prior	1,273,488	1,162,275	319,040	264,753	1,592,528	1,427,028

Total	$1,602,960	$1,481,114	$401,741	$308,575	$2,004,701	$1,789,689

(1)	Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (78% in 2009 and 2008). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2009 and 32% in 2008) and MBIA Insurance Corporation (25% in 2009 and 2008). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.

FBL Financial Group, Inc.	March 31, 2009
Residential Mortgage-Backed Securities by Rating

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
AAA	$1,679,076	93.8%	$1,721,046	96.2%
AA	41,935	2.3	3,462	0.2
A	21,096	1.2	24,121	1.3
BBB	6,285	0.3	7,281	0.4
BB	3,204	0.2	17,326	1.0
B	22,599	1.3	16,453	0.9
CCC	16,073	0.9	—	—

Total	$1,790,268	100.0%	$1,789,689	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	March 31, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$197,863	$200,234	$197,725	$196,908
2007	194,184	115,061	194,169	114,816
2006	170,463	117,439	170,452	117,606
2005	56,614	41,436	56,220	41,877
2004 and prior	188,396	180,841	180,980	169,029

Total	$807,520	$655,011	$799,546	$640,236

Commercial Mortgage-Backed Securities by Rating

	March 31, 2009		December 31, 2008
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
GNMA	$391,451	59.8%	$386,634	60.4%
FNMA	15,763	2.4	15,611	2.4
AAA
Generic AAA	15,353	2.3	1,174	0.2
Super Senior AAA	102,376	15.6	103,951	16.2
Mezzanine AAA	61,209	9.3	62,823	9.8
Junior AAA	29,377	4.5	41,662	6.5

Total AAA	208,315	31.7	209,610	32.7

AA	21,473	3.3	14,682	2.3
A	9,914	1.5	3,870	0.6
BBB	—	—	9,349	1.5
B	7,735	1.2	—	—
CCC	360	0.1	480	0.1

Total	$655,011	100.0%	$640,236	100.0%

Government National Mortgage Association (GNMA or Ginnie Mae), guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Association (FHLMC or Freddie Mac), are government-sponsored enterprises (GSEs) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSEs have carried an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery act of 2008 allows the government to expand its line of credit to Fannie Mae and Freddie Mac and gives the U.S. Treasury the power to purchase an equity stake in the firms through the end of 2009.

FBL Financial Group, Inc.	March 31, 2009
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
Other Asset-Backed Securities by Collateral Type and Origination Year

	March 31, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2007	$9,987	$1,310	$20,050	$6,159	$—	$—	$7,084	$3,730	$37,121	$11,199
2006	9,731	3,367	86,592	42,665	—	—	—	—	96,323	46,032
2005	—	—	26,651	22,036	30,130	20,865	—	—	56,781	42,901
2004 and prior	3,162	3,239	11,595	6,686	—	—	13,851	11,568	28,608	21,493

Total	$22,880	$7,916	$144,888	$77,546	$30,130	$20,865	$20,935	$15,298	$218,833	$121,625

	December 31, 2008
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2007	$9,989	$2,820	$17,442	$9,140	$—	$—	$7,091	$4,465	$34,522	$16,425
2006	9,726	5,966	66,826	45,740	—	—	—	—	76,552	51,706
2005	—	—	26,653	25,068	30,133	20,311	—	—	56,786	45,379
2004 and prior	3,352	3,361	11,602	9,033	—	—	15,129	13,940	30,083	26,334

Total	$23,067	$12,147	$122,523	$88,981	$30,133	$20,311	$22,220	$18,405	$197,943	$139,844

(1)	Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (49% in 2009 and 38% in 2008) and AMBAC Assurance Corporation (27% in 2009 and 34% in 2008). Insurance on 2007 Alt-A issues is provided by AMBAC Assurance Corporation (50% in 2009 and 57% in 2008), MBIA Insurance Corporation (25% in 2009 and 29% in 2008) and Financial Guaranty Insurance Co. (25% in 2009 and 14% in 2008). The 2006 and 2007 Government & Prime issues are 100% insured by AMBAC Assurance Corporation (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with non-mortgage collateral or collateral originating prior to 2006.
Other Asset-Backed Securities by Rating

	March 31, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
AAA	$49,110	40.4%	$59,900	42.8%
AA	12,992	10.7	18,852	13.5
A	9,056	7.4	3,015	2.2
BBB	25,567	21.0	36,337	26.0
BB	8,907	7.3	11,666	8.3
B	8,122	6.7	2,615	1.9
CCC	1,586	1.3	4,894	3.5
CC	2,673	2.2	2,565	1.8
C	3,612	3.0	—	—

Total	$121,625	100.0%	$139,844	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At March 31, 2009, the fair value of our insured mortgage and asset-

FBL Financial Group, Inc.	March 31, 2009
backed holdings totaled $72.3 million, or 2.8% of our mortgage and asset-backed portfolios and 0.8% of our total fixed income portfolio.
We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at March 31, 2009 because we do not have reason to believe that those guarantees, if needed, will not be honored. In addition, we have the intent and ability to hold these investments until a recovery of fair value, which may be maturity. We do not directly own any fixed income or equity investments in monoline bond insurers.
Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		March 31, 2009			December 31, 2008
	Insurers’	Residential	Other	Total	Residential	Other	Total
	S&P	Mortgage-	Asset-	Carrying	Mortgage-	Asset-	Carrying
	Rating (1)	Backed	Backed	Value	Backed	Backed	Value
	(Dollars in thousands)
Insured:
AMBAC Assurance Corporation	A	$—	$14,782	$14,782	$—	$18,380	$18,380
Assured Guaranty Ltd.	AAA	9,596	—	9,596	11,608	—	11,608
Financial Guaranty Insurance Co.	CCC	—	21,427	21,427	—	27,239	27,239
MBIA Insurance Corporation	BBB+	19,180	7,304	26,484	15,762	10,558	26,320

Total with insurance		28,776	43,513	72,289	27,370	56,177	83,547
Uninsured:
GNMA		187,369	—	187,369	187,682	—	187,682
FHLMC		256,229	3,146	259,375	257,810	3,226	261,036
FNMA		131,038	93	131,131	130,613	135	130,748
Other		1,186,856	74,873	1,261,729	1,186,215	80,306	1,266,521

Total		$1,790,268	$121,625	$1,911,893	$1,789,690	$139,844	$1,929,534

(1)	Rating in effect as of March 31, 2009.
Collateralized Debt Obligations Collateralized debt obligation investments are included in the corporate securities portfolio. Our investments in collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities had a carrying value of $5.4 million and unrealized loss of $46.6 million at March 31, 2009 and a carrying value of $7.4 million and unrealized loss of $45.6 million at December 31, 2008. The unrealized loss increased in 2009 primarily due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. Our investment professionals have stress tested all of these securities and determined that future principal losses are not expected based on reasonably adverse conditions. See Note 2 to our consolidated financial statements for additional details on this testing. In addition, we do not intend to sell or believe we will be required to sell these securities before their anticipated recovery, which may be maturity; therefore we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.
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

FBL Financial Group, Inc.	March 31, 2009
State, Municipal and Other Government Holdings by Insurance and Rating

	March 31, 2009
					Insured Bonds				Total Bonds
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
Rating	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
AAA (1)	$149,626	46.5%	$192,695	20.0%	$—	—%	$342,321	26.6%	$149,626	11.8%
AA	129,328	40.2	448,612	46.7	321,669	34.0	577,940	45.1	450,997	35.5
A	15,285	4.8	315,668	32.8	359,025	36.4	330,953	25.8	360,310	28.4
BBB	27,207	8.5	4,446	0.5	42,057	4.4	31,653	2.5	69,264	5.5
B	—	—	—	—	7,372	0.8	—	—	7,372	0.6
NR (2)	—	—	—	—	231,298	24.4	—	—	231,298	18.2

	$321,446	100.0%	$961,421	100.0%	$961,421	100.0%	$1,282,867	100.0%	$1,268,867	100.0%

	December 31, 2008
					Insured Bonds				Total Bonds by
			Insured Bonds by		By Underlying		Total Bonds by		By Underlying
	Uninsured Bonds		Insurer Rating		Issue Rating		Insurer Rating		Issue Rating
Rating	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
AAA (1)	$166,829	48.7%	$198,432	20.5%	$4,850	0.5%	$365,261	27.9%	$171,679	13.1%
AA	119,324	34.8	454,193	46.9	319,786	33.0	573,517	43.7	439,110	33.5
A	29,505	8.6	310,695	32.1	361,165	37.4	340,200	26.0	390,670	29.8
BBB	27,039	7.9	4,609	0.5	42,630	4.4	31,648	2.4	69,669	5.3
NR (2)	—	—	—	—	239,498	24.7	—	—	239,498	18.3

	$342,697	100.0%	$967,929	100.0%	$967,929	100.0%	$1,310,626	100.0%	$1,310,626	100.0%

(1)	AAA uninsured bonds includes $51.5 million in 2009 and $57.7 million in 2008 of bonds with GNMA and/or FNMA collateral.

(2)	No formal public rating issued. Approximately 62% in 2009 and 58% in 2008 of the non-rated securities relate to military housing bonds, which we believe have a “BBB” or above shadow rating; approximately 26% in 2009 and 29% in 2008 are revenue obligation bonds; and approximately 12% in 2009 and 13% in 2008 are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (61% in 2009 and 2008), Financial Security Assurance, Inc. (16% in 2009 and 2008), National Insurance Corporation (formerly MBIA Insurance Corporation) (18% in 2009 and 17% in 2008), and Financial Guaranty Insurance Co. (Reinsured by National Insurance Corporation) (5% in 2009 and 2008).
Equity Securities
Equity securities totaled $45.0 million at March 31, 2009 and $44.9 million at December 31, 2008. Gross unrealized gains totaled $3.8 million and gross unrealized losses totaled $20.1 million at March 31, 2009. At December 31, 2008, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $11.3 million on these securities. The unrealized losses in 2009 are primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. We believe these losses are due to concerns regarding the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds. We do not intend to sell or believe we will be required to sell these before their anticipated recovery; therefore, we do not consider them to be other-than-temporarily impaired at March 31, 2009.
Mortgage Loans
Mortgage loans totaled $1,362.1 million at March 31, 2009 and $1,381.9 million at December 31, 2008. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for 0.9% of the carrying value of the mortgage

FBL Financial Group, Inc.	March 31, 2009
portfolio as of March 31, 2009. The total number of commercial mortgage loans outstanding was 347 at March 31, 2009 and 352 at December 31, 2008. New loans are generally $3 million to $12 million in size, with an average loan size of $5 million and an average loan term of 10 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.7% that are interest only loans at March 31, 2009. At March 31, 2009, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 59% and the weighted average debt service coverage ratio was 1.47.
Mortgage Loans by Collateral Type

	March 31, 2009		December 31, 2008
		Percent of		Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
Retail	$463,740	34.0%	$467,942	33.8%
Office	452,492	33.2	466,068	33.7
Industrial	413,442	30.4	418,050	30.3
Other	32,472	2.4	29,794	2.2

Total	$1,362,146	100.0%	$1,381,854	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2009		December 31, 2008
		Percent of		Percent of
Region of the United States	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
South Atlantic	$339,173	25.0%	$341,728	24.8%
East North Central	266,989	19.6	269,876	19.5
Pacific	252,562	18.5	261,581	18.9
West North Central	170,625	12.5	172,283	12.5
Mountain	131,282	9.6	132,649	9.6
West South Central	68,325	5.0	69,582	5.0
Other	133,190	9.8	134,155	9.7

Total	$1,362,146	100.0%	$1,381,854	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	March 31, 2009		December 31, 2008
	Gross	Percent of	Gross	Percent of
	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
0% - 50%	$334,645	24.6%	$330,144	23.9%
50% -60%	262,676	19.3	269,816	19.6
60% - 70%	477,250	35.0	474,436	34.3
70% - 80%	247,087	18.1	267,159	19.3
80% - 90%	35,133	2.6	34,904	2.5
90% - 100%	5,355	0.4	5,395	0.4

Total	$1,362,146	100.0%	$1,381,854	100.0%

(1)	Loan-to-Value Ratio at origination

FBL Financial Group, Inc.	March 31, 2009
Mortgage Loans by Year of Origination

	March 31, 2009		December 31, 2008
	Gross	Percent of	Gross	Percent of
	Carrying Value	Total	Carrying Value	Total
		(Dollars in thousands)
2008	$204,918	15.0%	$205,925	14.9%
2007	289,684	21.3	291,261	21.1
2006	195,881	14.4	197,153	14.2
2005	135,466	9.9	136,753	9.9
2004 and prior	536,197	39.4	550,762	39.9

Total	$1,362,146	100.0%	$1,381,854	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. In 2009, we established a valuation allowance for two impaired loans totaling $0.9 million. There was no valuation allowance for mortgage loans at December 31, 2008. At March 31, 2009, we also had two mortgage loans in the process of foreclosure with total outstanding principal balance of $12.3 million and property appraised value of $14.7 million.
Asset-Liability Management
Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 8.5 years at March 31, 2009 and 8.9 years at December 31, 2008. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.4 at March 31, 2009 and 6.7 at December 31, 2008. The effective duration of our annuity liabilities was approximately 7.4 at March 31, 2009 and 7.5 at December 31, 2008.
Derivative Instruments
Derivative instruments consist primarily of call options supporting our index annuity business net of collateral received from counterparties totaling $15.8 million at March 31, 2009 and $12.9 million at December 31, 2008.
Collateral Related to Securities Lending and Other Transactions
We participate in a securities lending program whereby certain fixed maturity securities from our investment portfolio are loaned to other institutions for a short period of time. We require collateral equal to or greater than 102% of the fair value of the loaned securities and at least 100% collateral be maintained through the period the securities are on loan. The collateral is invested by the lending agent, in accordance with our guidelines, generating fee income that is recognized as net investment income over the period the securities are on loan. The collateral is accounted for as a secured borrowing and is recorded as an asset on our consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheets with a fair value of $38.2 million at March 31, 2009 and $66.4 million at December 31, 2008 were on loan under the program, and we were liable for cash collateral under our control totaling $39.9 million at March 31, 2009 and $69.6 million at December 31, 2008. During 2008 we discontinued entering into any new securities lending agreements and we expect the existing loaned securities to continue to decrease in 2009 as the underlying collateral matures.
Other Assets
Deferred policy acquisition costs increased 0.7% to $1,375.3 million and deferred sales inducements increased 2.8% to $431.9 million at March 31, 2009 primarily due to the impact of the change in unrealized appreciation/ depreciation on fixed maturity securities and the capitalization of costs incurred with new sales, partially offset by amortization and the impact of the change in net unrealized gains/losses on derivatives. The impact of the change in

FBL Financial Group, Inc.	March 31, 2009
unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $421.4 million and deferred sales inducements $152.3 million during 2009. The impact of the change in net unrealized gain/losses on derivatives decreased deferred policy acquisition costs $8.7 million and deferred sales inducements $4.8 million during 2009. Assets held in separate accounts decreased 9.5% to $522.6 million primarily due to unrealized losses on the underlying investment portfolios.
Liabilities
Policy liabilities and accruals and other policyholders’ funds decreased 0.1% to $11,923.7 million at March 31, 2009 primarily due to decreases in interest sensitive and index product reserves as a result of the increased surrenders from the EquiTrust Life independent distribution, partially offset by an increase in the volume of business in force for Farm Bureau Life. We also paid off our $60.0 million line of credit borrowings in the first quarter of 2009, which reduced our short-term debt. Other liabilities increased 35.9% to $147.6 million primarily due to increases in insurance suspense account balances relating to new sales that have not been processed.
Stockholders’ Equity
FBL Financial Group, Inc. stockholders’ equity increased 5.1% to $271.5 million at March 31, 2009, compared to $258.4 million at December 31, 2008. This increase is attributable to an increase in the change in the unrealized appreciation/depreciation on fixed maturity securities, partially offset by net loss and stockholder dividends.
At March 31, 2009, FBL’s common stockholders’ equity was $268.5 million, or $8.84 per share, compared to $255.4 million or $8.46 per share at December 31, 2008. Included in stockholders’ equity per common share is $21.36 at March 31, 2009 and $21.54 at December 31, 2008 attributable to accumulated other comprehensive loss.
Liquidity and Capital Resources
Cash Flows
During 2009, our operating activities generated cash flows totaling $117.3 million. This is primarily due to net loss of $1.5 million adjusted for non-cash operating revenues and expenses netting to $118.8 million. We used cash of $55.8 million in our investing activities during the 2009 period. The primary uses were related to $317.8 million of investment acquisitions, partially offset by $261.4 million of sales, maturities or the repayment of investments. Our financing activities used cash of $87.7 million during the 2009 period. The primary uses were $609.0 million for return of policyholder account balances on interest sensitive and index products and repayment of the $60.0 million line of credit borrowings, partially offset by sources of $584.6 million from receipts from interest sensitive and index products credited to policyholder account balances.
Sources and Uses of Capital Resources
Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the first quarter of 2009 included management fees from subsidiaries and affiliates of $2.2 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life historically had received capital contributions from FBL Financial Group, Inc. to help fund its growth or replenish capital. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance

FBL Financial Group, Inc.	March 31, 2009
companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $92.5 million the three months ended March 31, 2009 and $280.4 million for the 2008 period.
EquiTrust Life had net cash outflows totaling $28.8 million in the first quarter of 2009, primarily due to increased surrender activity resulting from the impact of the MVA feature on certain contracts as outlined in the “Impact of Recent Business Environment” section above. During 2009, U.S. Treasury rates have increased and surrenders have been declining steadily with surrender and transfer requests in 2009 totaling $253 million of account value in January, $184 million in February, $154 million in March and $96 million in April. At March 31, 2009, EquiTrust Life direct annuity contracts with a reserve totaling $2,750.1 million had a gross surrender charge in excess of 5.0%, but a net surrender charge after the MVA of less than 5.0%. The anticipated surrenders, combined with the reduction in sales to preserve capital, may cause cash outflows in 2009 to continue exceeding cash inflows. Any net cash outflow is expected to be funded by cash on hand and to the extent necessary, proceeds from investment sales of fixed maturity securities in an unrealized gain position to meet these needs. At March 31, 2009, EquiTrust Life had cash and short-term investments on hand totaling $280.6 million and fixed maturity securities in an unrealized gain position totaling $1,339.3 million. In addition, in 2009 EquiTrust Life became a member of the Federal Home Loan Bank, which provides a source for securitized borrowings if needed. See the “Market Risks of Financial Instruments” section in our 2008 Annual Report on Form 10-K for additional discussion on the calculation and impact of MVAs on surrender activity and liquidity.
In the first quarter of 2009, we repaid the outstanding borrowings on our line of credit and terminated the agreement. See Note 5 to our consolidated financial statements for additional details regarding this agreement.
Interest payments on our debt totaled $7.4 million for the first quarter of 2009 and $4.9 million for the 2008 period. We paid cash dividends on our common and preferred stock totaling $3.8 million during the first quarters of 2009 and 2008. Interest payments on our debt outstanding at March 31, 2009 are estimated to be $17.9 million for the remainder of 2009. It is anticipated that quarterly cash dividend requirements for the second quarter of 2009 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $5.7 million during the remainder of 2009. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the “Farm Bureau” and “FB” designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL’s quarterly common stock dividend is less than $0.10 per share, although we do not anticipate the IFBF will take any action in this regard.
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
We manage the amount of our capital to be consistent with an A ratings objective from A.M. Best. As of March 31, 2009, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred and, given the current market conditions, access to additional capital could be limited.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $20.1 million at March 31, 2009. We anticipate that Farm Bureau Life will pay dividends totaling $15.0 million during the remainder of 2009.

FBL Financial Group, Inc.	March 31, 2009
As of March 31, 2009, we had no material commitments for capital expenditures.
On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We believe that current levels of cash, available-for-sale and short-term securities, combined with expected net cash inflows from operations, maturities of fixed maturity investments, principal payments on mortgage and asset-backed securities and mortgage loans and premiums and deposits on our insurance products, will be adequate to meet our anticipated cash obligations for the foreseeable future. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at March 31, 2009, included $383.2 million of short-term investments, $11.4 million of cash and $1,252.5 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
Contractual Obligations
In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. Other than the repayment of the line of credit discussed above, there have been no material changes to our total contractual obligations since December 31, 2008.
Recently Adopted Accounting Changes
As discussed in Note 1 to our consolidated financial statements, we adopted several accounting pronouncements during the first quarter of 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the market risks of our financial instruments since December 31, 2008.
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
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2009, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FBL Financial Group, Inc.	March 31, 2009
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
(a) Exhibits:

3(ii)(c)	Amendment to the Second Restated Bylaws, adopted March 19, 2009

10.11	Management Performance Plan (2009) sponsored by FBL Financial Group, Inc. *

10.26	Form of Restricted Stock Agreement, dated as of February 19, 2008 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, David T. Sebastian and Donald J. Seibel *

10.27	Form of Restricted Stock Agreement, dated as of February 17, 2009 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, David T. Sebastian and Donald J. Seibel *

10.28	Employment Contract dated as of April 29, 2009 between the Company and James E. Hohmann, CEO *

10.29	Restricted Stock Agreement dated as of April 29, 2009 between the Company and James E. Hohmann, CEO *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Exhibit relates to a compensatory plan for management or directors

FBL Financial Group, Inc.	March 31, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2009

FBL FINANCIAL GROUP, INC.
By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)