Form 10-Q
period 2009-06-30
FBL FINANCIAL GROUP INC
filed 2009-08-06
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of each class	Outstanding at August 3, 2009
Class A Common Stock, without par value	29,269,247
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operations	4
Consolidated Statements of Changes in Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

Item 4. Controls and Procedures	58

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	59

Item 6. Exhibits	59

SIGNATURES	60
EX-3.II.A
EX-10.4.A
EX-10.29(A)
EX-10.30
EX-31.1
EX-31.2
EX-32

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
Assets
Investments:
Fixed maturities — available for sale, at market (amortized cost: 2009 - $10,334,654; 2008 - $10,505,084)	$9,256,407	$8,965,443
Equity securities — available for sale, at market (cost: 2009 - $62,369; 2008 - $51,958)	53,440	44,863
Mortgage loans on real estate	1,336,165	1,381,854
Derivative instruments	36,621	12,933
Investment real estate	2,559	2,559
Policy loans	185,393	182,421
Other long-term investments	1,679	1,527
Short-term investments	535,343	262,459

Total investments	11,407,607	10,854,059

Cash and cash equivalents	5,988	37,710
Securities and indebtedness of related parties	19,028	18,921
Accrued investment income	132,414	136,893
Amounts receivable from affiliates	7,426	15,791
Reinsurance recoverable	113,601	107,854
Deferred policy acquisition costs	1,320,993	1,365,609
Deferred sales inducements	440,874	420,147
Value of insurance in force acquired	51,373	63,121
Property and equipment, less allowances for depreciation of $62,765 in 2009 and $63,730 in 2008	19,682	23,074
Current income taxes recoverable	13,478	14,389
Deferred income tax benefit	121,486	305,080
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	—	67,953
Other assets	91,782	41,623
Assets held in separate accounts	595,047	577,420

Total assets	$14,351,949	$14,060,814

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2009	2008
Liabilities and stockholders’ equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,373,461	$10,531,967
Traditional life insurance and accident and health products	1,350,597	1,328,506
Unearned revenue reserve	32,343	34,663
Other policy claims and benefits	29,199	38,256

	11,785,600	11,933,392

Other policyholders’ funds:
Supplementary contracts without life contingencies	512,998	504,885
Advance premiums and other deposits	178,961	167,473
Accrued dividends	9,595	10,241

	701,554	682,599

Amounts payable to affiliates	1,671	247
Short-term debt	—	59,446
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,044	271,005
Collateral payable for securities lending and other transactions	33	69,656
Other liabilities	303,101	108,588
Liabilities related to separate accounts	595,047	577,420

Total liabilities	13,758,050	13,802,353

Stockholders’equity:
FBL Financial Group, Inc. stockholders’ equity:
Preferred stock, without par value, at liquidation value – authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value – authorized 88,500,000 shares, issued and outstanding 29,273,391 shares in 2009 and 28,975,889 shares in 2008	106,413	104,090
Class B common stock, without par value – authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive loss	(349,526)	(649,758)
Retained earnings	826,403	793,511

Total FBL Financial Group, Inc. stockholders’ equity	593,812	258,365
Noncontrolling interest	87	96

Total stockholder’s equity	593,899	258,461

Total liabilities and stockholders’ equity	$14,351,949	$14,060,814

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Interest sensitive and index product charges	$52,991	$31,785	$94,131	$60,906
Traditional life insurance premiums	40,954	38,769	78,908	74,902
Net investment income	182,772	172,173	366,841	340,667
Derivative income (loss)	17,000	(31,685)	(7,601)	(130,581)
Net realized capital gains on sales of investments	33,528	4,007	35,479	4,007
Total other-than-temporary impairment losses	(48,724)	(78,028)	(79,851)	(107,375)
Non-credit portion in other comprehensive loss	21,317	—	30,823	—

Net impairment loss recognized in earnings	(27,407)	(78,028)	(49,028)	(107,375)
Other income	4,661	6,955	9,247	12,820

Total revenues	304,499	143,976	527,977	255,346
Benefits and expenses:
Interest sensitive and index product benefits	109,402	104,477	223,838	209,238
Change in value of index product embedded derivatives	51,350	(30,321)	42,681	(133,491)
Traditional life insurance benefits	24,453	22,602	46,557	49,854
Increase in traditional life future policy benefits	10,110	11,037	19,828	22,427
Distributions to participating policyholders	5,057	5,023	9,978	10,293
Underwriting, acquisition and insurance expenses	56,203	46,992	128,166	93,683
Interest expense	6,116	4,448	13,048	8,899
Other expenses	5,550	6,137	10,480	12,092

Total benefits and expenses	268,241	170,395	494,576	272,995

	36,258	(26,419)	33,401	(17,649)
Income taxes	(11,982)	9,996	(10,726)	7,538

Equity income (loss), net of related income taxes	88	(159)	161	(42)

Net income (loss)	24,364	(16,582)	22,836	(10,153)
Net loss attributable to noncontrolling interest	54	7	92	16

Net income (loss) attributable to FBL Financial Group, Inc.	$24,418	$(16,575)	$22,928	$(10,137)

Earnings (loss) per common share	$0.81	$(0.56)	$0.76	$(0.34)

Earnings (loss) per common share – assuming dilution	$0.81	$(0.56)	$0.76	$(0.34)

Cash dividends per common share	$0.0625	$0.1250	$0.1875	$0.2500

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders’ Equity
		Class A and	Accumulated
	Series B	Class B	Other		Non-	Total
	Preferred	Common	Comprehensive	Retained	controlling	Stockholders’
	Stock	Stock (a)	Loss	Earnings	Interest	Equity
Balance at January 1, 2008	$3,000	$108,746	$(36,345)	$827,490	$91	$902,982
Change in measurement date of benefit plans	—	—	—	(770)	—	(770)
Comprehensive loss:
Net loss — six months ended June 30, 2008	—	—	—	(10,137)	(16)	(10,153)
Change in net unrealized investment gains/losses	—	—	(150,434)	—	—	(150,434)
Change in underfunded status of other postretirement benefit plans	—	—	14	—	—	14

Total comprehensive loss (b)						(160,573)
Adjustment resulting from capital transactions of equity investee	—	5	—	—	—	5
Stock-based compensation, including the issuance of 144,199 common shares under compensation plans	—	4,569	—	—	—	4,569
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(7,453)	—	(7,453)
Receipts related to noncontrolling interest	—	—	—	—	55	55

Balance at June 30, 2008	$3,000	$113,320	$(186,765)	$809,055	$130	$738,740

Balance at January 1, 2009	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net income — six months ended June 30, 2009	—	—	—	22,928	(92)	22,836
Change in net unrealized investment gains/losses	—	—	331,851	—	—	331,851
Non-credit impairment losses	—	—	(15,989)	—	—	(15,989)
Change in underfunded status of other postretirement benefit plans	—	—	11	—	—	11

Total comprehensive income (b)						338,709
Stock-based compensation, including the issuance of 297,502 common shares under compensation plans	—	2,323	—	—	—	2,323
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(5,602)	—	(5,602)
Receipts related to noncontrolling interest	—	—	—	—	83	83

Balance at June 30, 2009	$3,000	$113,935	$(349,526)	$826,403	$87	$593,899

(a)	All activity for the periods shown relates to Class A Common Stock.

(b)	Detail of comprehensive income (loss) for the quarter and six-month period is shown below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total comprehensive income (loss)	$323,307	$(65,351)	$338,709	$(160,573)
Comprehensive income (loss) attributable to FBL Financial Group, Inc.	323,361	(65,344)	338,801	(160,557)
See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2009	2008
Operating activities
Net income (loss)	$22,836	$(10,153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	163,757	160,550
Change in fair value of embedded derivatives	42,681	(133,491)
Charges for mortality and administration	(92,236)	(56,925)
Deferral of unearned revenues	963	777
Amortization of unearned revenue reserve	(793)	(715)
Provision for depreciation and amortization of property and equipment	3,350	7,876
Provision for accretion and amortization of investments	(3,419)	(3,429)
Realized losses on investments	13,549	103,368
Change in fair value of derivatives	2,104	106,786
Increase in traditional life and accident and health benefit accruals	22,091	23,070
Policy acquisition costs deferred	(64,028)	(86,098)
Amortization of deferred policy acquisition costs	81,253	47,185
Amortization of deferred sales inducements	34,682	25,716
Amortization of value of insurance in force	1,393	1,067
Change in accrued investment income	4,479	(9,749)
Change in amounts receivable from/payable to affiliates	9,789	(54)
Change in reinsurance recoverable	(5,747)	14,525
Change in current income taxes	911	(4,520)
Provision for deferred income taxes	12,881	(6,584)
Other	(22,576)	(6,974)

Net cash provided by operating activities	227,920	172,228

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities – available for sale	1,041,040	380,419
Equity securities – available for sale	88	15,473
Mortgage loans on real estate	45,281	32,897
Derivative instruments	10,538	23,293
Policy loans	20,198	19,769
Other long-term investments	14	—

	1,117,159	471,851
Acquisition of investments:
Fixed maturities – available for sale	(686,219)	(1,078,701)
Equity securities – available for sale	(10,414)	(224)
Mortgage loans on real estate	(475)	(74,115)
Derivative instruments	(35,642)	(116,084)
Policy loans	(23,170)	(20,909)
Short-term investments – net	(272,884)	(15,521)

	(1,028,804)	(1,305,554)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2009	2008
Investing activities – continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$25	$129
Purchases of property and equipment	(2,589)	(8,356)
Disposal of property and equipment	2,631	1,220

Net cash provided by (used in) investing activities	88,422	(840,710)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	936,869	1,170,146
Return of policyholder account balances on interest sensitive and index products	(1,220,008)	(506,535)
Repayment of short-term debt	(60,000)	—
Receipts related to noncontrolling interests – net	83	55
Excess tax deductions on stock-based compensation	15	262
Issuance of common stock	654	3,307
Dividends paid	(5,677)	(7,528)

Net cash provided by (used in) financing activities	(348,064)	659,707

Decrease in cash and cash equivalents	(31,722)	(8,775)
Cash and cash equivalents at beginning of period	37,710	84,015

Cash and cash equivalents at end of period	$5,988	$75,240

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$13,084	$8,895
Income taxes	(2,995)	3,286
Non-cash operating activity:
Deferral of sales inducements	24,153	33,388
See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
1. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. We have evaluated our consolidated financial statements for subsequent events through August 6, 2009, the date of the filing of this Form 10-Q.
Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.
Accounting Changes
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard establishes two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative. The FASB Accounting Standards Codification (Codification) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements; however references to accounting principles will change to the Codification source upon adoption in the third quarter of 2009.
In June 2009, FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R),” which seeks to improve financial reporting by enterprises involved with variable interest entities. This Statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective for financial statements for periods that begin after November 15, 2009. We are currently evaluating the impact of adoption, but do not expect it to be material to our consolidated financial statements.
In June 2009, FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” which removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This

FBL Financial Group, Inc.	June 30, 2009
Statement is effective for financial statements for periods that begin after November 15, 2009. We are currently evaluating the impact of adoption, but do not expect it to be material to our consolidated financial statements.
Effective June 1, 2009, we adopted Statement No. 165 “Subsequent Events.” This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. See the “Basis of Presentation” section above for this new disclosure. The adoption of this Statement did not have any impact on our consolidated financial statements.
In June 2009, we adopted Financial Accounting Standards (FAS) Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends Statement No. 107, “Disclosures about Fair Values of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting,” and expands annual disclosures about the fair value of financial instruments to interim financial statements. The FSP did not have a significant impact on our consolidated financial statements but did increase our disclosures about fair value measurements.
Effective January 1, 2009, we adopted FAS FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP provides guidance in determining whether impairments in debt securities are other-than-temporary and require that the non-credit portion of an impairment be recorded in accumulated other comprehensive loss rather than the statements of operations. The FSP also requires additional disclosures relating to other-than-temporary impairments and unrealized losses on investments in interim and annual financial statements. The impact of adoption increased net income by $16.0 million ($0.53 per basic and diluted common share) for the six months ended June 30, 2009 and resulted in a reclassification from retained earnings to accumulated other comprehensive loss of $15.6 million for the non-credit portion of other-than-temporary impairments on securities held on January 1, 2009.
Effective January 1, 2009, we adopted FAS FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in FAS 157, “Fair Value Measurements.” The adoption of FSP FAS 157-4 did not have a significant impact on our consolidated financial statements but did increase our disclosures about fair value measurements.
Effective January 1, 2009, we adopted Statement No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No 51.” This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, which requires that the noncontrolling interest be reported in equity, and the related net income (loss) and comprehensive income (loss) be included in the respective lines of the consolidated financial statements. The impact of this adoption on our consolidated financial statements was not significant and resulted in a reclassification of the noncontrolling interest amounts for the current and prior periods.
Effective January 1, 2009, we adopted Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” Statement No. 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of Statement No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. The adoption of this Statement did not have any impact on our consolidated financial statements. See Note 3 for disclosures about our derivative instruments and hedging activities.

FBL Financial Group, Inc.	June 30, 2009
Effective January 1, 2009, we adopted Emerging Issues Task Force (EITF) No. 08-6, “Equity Method Investment Accounting Considerations.” EITF No. 08-6 establishes accounting and reporting standards for valuing equity method investees and their equity transactions. As a result of this adoption, equity adjustments resulting from capital transactions of equity investees are reported as realized gains or losses in the consolidated statements of operations rather than the consolidated statements of changes in stockholders’ equity. Application of this EITF did not have a material impact to our financial statements.
Reclassifications
Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 financial statement presentation.
2. Investment Operations
Fixed Maturities and Equity Securities
Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
Bonds:
Corporate securities	$5,624,448	$74,213	$(582,145)	$5,116,516
Residential mortgage-backed securities	2,042,512	17,790	(210,921)	1,849,381
Commercial mortgage-backed securities	743,499	15,463	(144,905)	614,057
Other asset-backed securities	212,368	244	(94,098)	118,514
Collateralized debt obligations	40,501	—	(32,137)	8,364
United States Government and agencies	170,682	9,383	(4,231)	175,834
State, municipal and other governments	1,495,644	10,098	(136,164)	1,369,578
Redeemable preferred stocks	5,000	—	(837)	4,163

Total fixed maturities	$10,334,654	$127,191	$(1,205,438)	$9,256,407

Equity securities:
Non-redeemable preferred stocks	$40,649	$3,256	$(11,749)	$32,156
Common stocks	21,720	2	(438)	21,284

Total equity securities	$62,369	$3,258	$(12,187)	$53,440

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

FBL Financial Group, Inc.	June 30, 2009
Available-For-Sale Fixed Maturity Securities by Maturity Date

	June 30, 2009
	Amortized	Estimated
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$123,032	$122,760
Due after one year through five years	1,178,336	1,110,112
Due after five years through ten years	2,818,564	2,617,205
Due after ten years	3,211,343	2,820,215

	7,331,275	6,670,292
Residential mortgage-backed securities	2,042,512	1,849,381
Commercial mortgage-backed securities	743,499	614,057
Other asset-backed securities	212,368	118,514
Redeemable preferred stocks	5,000	4,163

	$10,334,654	$9,256,407

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net Unrealized Losses on Fixed Maturity and Equity Securities

June 30, 2009
(Dollars in
thousands)
Unrealized depreciation on:
Fixed maturities – available for sale	$(1,078,247)
Equity securities – available for sale	(8,929)
Interest rate swaps	(460)

(1,087,636)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	373,654
Deferred sales inducements	166,019
Value of insurance in force acquired	15,009
Unearned revenue reserve	(4,484)
Provision for deferred income taxes	188,108

(349,330)
Proportionate share of net unrealized investment gains of equity investees	4

Net unrealized investment losses	$(349,326)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $162.1 million for the six months ended June 30, 2009. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive loss are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

FBL Financial Group, Inc.	June 30, 2009
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:
•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of the unrealized loss;
•	level of current market interest rates compared to market interest rates when the security was purchased;
•	length of time the security has been in an unrealized loss position; and
•	our intent and ability to hold the security.
Fixed Maturity Securities with Unrealized Losses by Length of Time Unrealized

	June 30, 2009
	Less than one year		One year or more		Total
Description of	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Corporate securities	$847,672	$(82,666)	$2,505,700	$(499,479)	$3,353,372	$(582,145)
Residential mortgage-backed securities	307,976	(4,678)	1,056,496	(206,243)	1,364,472	(210,921)
Commercial mortgage-backed securities	78,114	(7,466)	195,716	(137,439)	273,830	(144,905)
Other asset-backed securities	22,417	(20,444)	89,880	(73,654)	112,297	(94,098)
Collateralized debt obligations	—	—	7,873	(32,137)	7,873	(32,137)
Unites States governments & agencies	21,612	(4,231)	—	—	21,612	(4,231)
State, municipal and other governments	298,481	(16,713)	711,997	(119,451)	1,010,478	(136,164)
Redeemable preferred stocks	4,163	(837)	—	—	4,163	(837)

Total fixed maturities	$1,580,435	$(137,035)	$4,567,662	$(1,068,403)	$6,148,097	$(1,205,438)

Included in the above table are 1,201 securities from 799 issuers at June 30, 2009. The unrealized losses are primarily due to wide spreads between the risk-free and corporate and other bond yields. The following summarizes the more significant unrealized losses by investment category as of June 30, 2009.
Corporate securities: The unrealized losses on corporate securities represent 48.4% of our total unrealized losses. The largest losses were in the financial services sector ($1,183.9 million carrying value and $377.5 million unrealized loss). The largest unrealized losses in the financial services sector were in the depository institutions sector ($392.0 million carrying value and $149.8 million unrealized loss) and the holding and other investment offices sector ($491.8 million carrying value and $136.4 million unrealized loss). The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets held by foreign or large national and regional domestic banks. The majority of unrealized losses in the holding and other investment offices sector are commercial real estate investment trust bonds. The unrealized losses in the real estate investment trust bonds are primarily due to an increase in credit spreads due to the sector’s exposure to commercial real estate and market concerns about the ability to access the capital markets.
In addition, the manufacturing sector ($720.9 million carrying value and $100.2 million unrealized loss) had a concentration of losses in the paper and allied products sector ($85.9 million carrying value and $28.3 million

FBL Financial Group, Inc.	June 30, 2009
unrealized loss), the transportation and equipment sector ($55.1 million carrying value and $12.6 million unrealized loss) and the industrial machinery and equipment sector ($64.1 million carrying value and $8.6 million unrealized loss). The unrealized losses in these three sectors are due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening generally due to a decrease in market liquidity, and increase in market volatility and concerns about the general health of the economy.
Because we do not intend to sell or believe we will be required to sell these securities before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 17.5% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on Alt-A and other risky mortgages. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 12.0% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Other asset-backed securities: The unrealized losses on asset-backed securities represent 7.8% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and home equity loans. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Collateralized debt obligations: The unrealized losses on collateralized debt obligations represent 2.7% of our total unrealized losses. Our investments in synthetic collateralized debt obligations are backed by credit default swaps with no home equity exposure. The unrealized losses are primarily due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. Our investment professionals have stress tested all of these securities and determined that future principal losses are not expected based on reasonably adverse conditions. Assuming a 35% recovery, on average these investments could all withstand five to ten more defaults without losing any principal. The number of defaults is an estimate based on the remaining credit enhancement (subordination) that remains in each security. Each default that occurs reduces subordination to the security, depending on the loss amount and exposure. Depending on the investment, the synthetic collateralized debt obligations we own have exposure to approximately 120 to 150 reference names, which results in an average default level of 3.0% to 8.0% before we would lose principal. Based on long-term historical performance, we do not expect future defaults will exceed these levels and believe the existing subordination is sufficient to maintain the value of our investments. In addition, because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.

FBL Financial Group, Inc.	June 30, 2009
United States Government and agencies: The unrealized losses on U.S. Governments and agencies represent 0.3% of our total unrealized losses, and were caused by spread widening. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on direct guarantees from the U.S. Government and by agencies of the U.S. Government. Because the decline in fair value is attributable to increases in general market spreads and market interest rates and not credit quality, and because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.
State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 11.3% of our total unrealized losses, and were primarily caused by general spread widening and concerns regarding the stability of the credit quality of the monoline bond insurers. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in fair value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers, and because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.
Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $16.9 million at June 30, 2009. The $16.9 million unrealized loss is from one CCC rated collateralized debt obligation. This security has been impacted by the actual defaults in the collateral underlying the security. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $55.0 million at June 30, 2009. The $55.0 million unrealized loss from one issuer relates to 12 different securities that are backed by different pools of commercial mortgage loans. All but one of the 12 securities are rated investment grade and the largest unrealized loss on any one security totaled $10.1 million at June 30, 2009. The non-investment grade security had an unrealized loss of $4.1 million at June 30, 2009.
We also have $12.2 million of gross unrealized losses on equity securities with an estimated fair value of $22.5 million at June 30, 2009. The majority of the unrealized losses are attributable to non-redeemable perpetual preferred securities in the financial sector. The majority of the unrealized losses on equity securities are greater than one year ($16.4 million carrying value and $8.6 million unrealized loss). The unrealized losses on these securities are primarily due to concerns about the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery; therefore we do not consider them to be other-than-temporarily impaired at June 30, 2009.
Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in fair value is other than temporary, the carrying value of the investment is reduced to its fair value. Effective January 1, 2009, with adoption of FSP 115-2 and 124-2, when our review indicates a decline in fair value is other than temporary, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive loss for the non-credit loss component. For fixed maturity securities, the previous amortized cost adjusted by the credit loss becomes the new cost basis for the security. For equity securities, the fair value becomes the new cost basis for the security. Prior to 2009, the full amount of other-than-temporary impairment write downs was recognized as a realized loss on investments in the statement of operations and the fair value of fixed maturity and equity securities became the new cost basis for the security.
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

FBL Financial Group, Inc.	June 30, 2009
When an other-than-temporary impairment occurs, the amount recognized in earnings is based on our intent or requirement to sell the security and significant assumptions regarding the present value of expected cash flows for each security. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and collateralized debt obligations include collateral pledged, scheduled interest payments, default levels, delinquency rates and the level of nonperforming assets for the remainder of the investments’ expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturity securities include scheduled interest payments and an estimated recovery value, generally based on a percentage return of the current market value.
Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$(127,145)	$(106,421)
Increases for which an impairment was not previously recognized	(23,286)	(40,472)
Increases to previously impaired investments	(4,121)	(7,691)
Reductions due to investments sold	32,840	32,872

Balance at June 30, 2009	$(121,712)	$(121,712)

Sales, Maturities and Principal Repayments on Fixed Maturity Securities

	Three months ended June 30, 2009
		Gross	Gross
	Amortized	Realized	Realized
	Cost	Gains	Losses	Proceeds
		(Dollars in thousands)
Scheduled principal repayments and calls – available for sale	$159,535	$—	$—	$159,535
Sales – available for sale	618,560	34,480	(3,106)	649,934

Total	$778,095	$34,480	$(3,106)	$809,469

	Six months ended June 30, 2009
		Gross	Gross
	Amortized	Realized	Realized
	Cost	Gains	Losses	Proceeds
	(Dollars in thousands)
Scheduled principal repayments and calls – available for sale	$255,962	$—	$—	$255,962
Sales – available for sale	751,784	36,548	(3,254)	785,078

Total	$1,007,746	$36,548	$(3,254)	$1,041,040

Realized losses on sales in the second quarter of 2009 include $2.1 million in losses on two U.S. Government zero callable bonds that were in an unrealized gain position at March 31, 2009 and a $0.8 million loss on a corporate bond that was previously impaired and decreased in fair value in 2009.
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

FBL Financial Group, Inc.	June 30, 2009
impaired loans totaling $0.9 million. There was no valuation allowance for mortgage loans at December 31, 2008. At June 30, 2009, we had three mortgage loans in the process of foreclosure with total outstanding principal balance of $14.6 million and property appraised value of $16.8 million.
3. Derivative Instruments
We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $100.0 million at June 30, 2009 and December 31, 2008. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates. Losses from the interest rate settlements totaled $2.4 million during the first six months of 2009 and $1.0 million in the 2008 period. The change in unrealized loss on these swaps increased derivative income $1.6 million for the six months ended June 30, 2009 and $0.5 million in the 2008 period.
In 2006, we also entered into an interest rate swap to hedge the variable component of the interest rate on our $46.0 million outstanding line of credit borrowings at that time. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). Prior to 2009, any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to this portion of the line of credit. Losses from interest rate settlements on this swap totaled $0.9 million in the first six months of 2009 and were included in derivative income (loss). For the six month period in 2008, these losses increased interest expense $0.2 million. Derivative income (loss) for the six months ended June 30, 2009 also includes the unrealized loss on the swap at December 31, 2008 of $2.7 million, which was previously included in accumulated other comprehensive loss, partially offset by the swap’s increase in fair value during the period, which totaled $0.6 million.
Summary of Swaps

	Notional	Receive	Pay	Carrying and Fair Value
Maturity Date	Amount	Rate	Rate	June 30, 2009	December 31, 2008
				(Dollars in thousands)
1/1/2010	$50,000	1 month LIBOR*	4.858%	$(1,102)	$(1,860)
10/7/2010	46,000	3 month LIBOR*	4.760	(2,103)	(2,692)
6/1/2011	50,000	1 month LIBOR*	5.519	(3,949)	(4,905)

				$(7,154)	$(9,457)

*	London Interbank Offered Rate
When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at June 30, 2009. There was no ineffectiveness recorded in the consolidated statements of operations during 2008 for instruments designated as hedges.
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

FBL Financial Group, Inc.	June 30, 2009
Activities.” Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums.
We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $36.6 million at June 30, 2009 and $12.9 million at December 31, 2008. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $10.4 million at June 30, 2009 and $5.6 million at December 31, 2008. Derivative income (loss) includes ($4.7) million for the first six months of 2009 and ($130.4) million for the 2008 period relating to changes in fair value, net of call option proceeds.
The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder’s right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled $42.7 million for the first six months of 2009 and ($133.5) million for the 2008 period.
We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled ($0.1) million at June 30, 2009 and ($0.9) million at December 31, 2008. The fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was $0.3 million at June 30, 2009 and at December 31, 2008. Derivative income from our modified coinsurance contracts totaled $0.8 million for the first six months of 2009 and $0.3 million for the 2008 period.
4. Fair Values
Statement No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement No. 157 also establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available active quoted prices or those for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. For some investments, little market activity may exist and management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions of what a market participant would consider for the fair value, which involves a significant degree of judgment.
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
We use the methods and assumptions described below in estimating fair value of our financial instruments.

FBL Financial Group, Inc.	June 30, 2009
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
Reinsurance recoverable: The fair value of our portion of the call options used to fund index credits on the index annuities assumed from a reinsurer is determined using quoted market prices, less an adjustment for credit risk. Fair values for the embedded derivatives in our modified coinsurance contracts under which we cede or assume business are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. We are not required to estimate fair value for the remainder of the reinsurance recoverable balance.
Collateral payable for securities lending and other transactions: Fair values are obtained from an independent pricing source whose results undergo evaluation by our internal investment professionals.
Assets held in separate accounts: Fair values are based on quoted net asset values of the underlying mutual funds.
Future policy benefits and other policyholders’ funds: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds, funding agreements and supplementary contracts) are estimated using one of two methods. For contracts with known maturities (including index annuity embedded derivatives), fair value is determined using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. For deposit liabilities with no defined maturities, fair value is the amount payable on demand. We are not required to estimate the fair value of our liabilities under other insurance contracts.
Long-term debt: Fair values are estimated using discounted cash flow analysis based on our current incremental borrowing rate for similar types of borrowing arrangements adjusted, as needed, to reflect our credit risk.
Other liabilities: Fair values for the embedded derivatives in our modified coinsurance contracts under which we cede or assume business are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. Fair values for interest rate swaps are based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral paid. Prices are verified using analytical tools by our internal investment professionals. We are not required to estimate fair values for the remainder of the other liabilities balances.
Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

FBL Financial Group, Inc.	June 30, 2009
Fair Values and Carrying Values

	June 30, 2009
	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities – available for sale	$9,256,407	$9,256,407
Equity securities – available for sale	53,440	53,440
Mortgage loans on real estate	1,336,165	1,263,275
Derivative instruments	36,621	36,621
Policy loans	185,393	233,496
Other long-term investments	1,679	1,679
Cash and short-term investments	541,331	541,331
Reinsurance recoverable	10,711	10,711
Assets held in separate accounts	595,047	595,047

Liabilities
Future policy benefits	$9,475,614	$7,866,173
Other policyholders’ funds	690,641	691,974
Long-term debt	371,044	232,175
Collateral payable for securities lending and other transactions	33	33
Other liabilities	137	137
Liabilities related to separate accounts	595,047	575,632
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
Level 2 — Pricing inputs are other than quoted prices in active markets which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methods. Financial instruments which are generally included in this category include fixed maturity securities (including public and private bonds), less liquid and restricted equity securities and over-the-counter derivatives that are priced by third-party pricing services or internal systems using observable inputs.
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
Level 3 — Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include non-binding broker and internally priced mortgage or other asset-backed securities and other publicly traded issues, private corporate securities and index annuity embedded derivatives.

FBL Financial Group, Inc.	June 30, 2009
Fair values of private investments in Level 3 are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined by our investment professionals using an enhanced matrix calculation. The matrix pricing performed by pricing services and our internal investment professionals includes a discounted cash flow analysis using a spread, including the specific creditors’ credit default swap spread (if available), over U.S. Treasury bond yields, adjusted for the maturity/average life differences. Spread adjustments are intended to reflect an illiquidity premium and take into account a variety of factors including but not limited to: senior unsecured versus secured status, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.
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
Valuation of our Financial Instruments by Fair Value Hierarchy Levels

	June 30, 2009
	Quoted prices in
	active markets	Significant other	Significant
	for identical	observable	unobservable
	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	Total
		(Dollars in thousands)
Assets
Corporate securities	$—	$4,940,261	$176,255	$5,116,516
Residential mortgage-backed securities	—	1,836,827	12,554	1,849,381
Commercial mortgage-backed securities	—	582,713	31,344	614,057
Other asset-backed securities	—	102,114	16,400	118,514
Collateralized debt obligations	—	—	8,364	8,364
United States Government and agencies	—	175,834	—	175,834
State, municipal and other governments	—	1,258,809	110,769	1,369,578
Redeemable preferred stocks	—	—	4,163	4,163
Non-redeemable preferred stocks	—	32,156	—	32,156
Common stocks	2,252	19,032	—	21,284
Derivative instruments	—	36,621	—	36,621
Other long-term investments	—	—	1,679	1,679
Cash and short-term investments	541,331	—	—	541,331
Reinsurance recoverable	—	10,711	—	10,711
Assets held in separate accounts	595,047	—	—	595,047

Liabilities
Future policy benefits — index annuity embedded derivatives	$—	$—	$430,889	$430,889
Other liabilities	—	137	—	137
Collateral payable for securities lending and other transactions	—	33	—	33
Approximately 3.9% of the total fixed maturities are included in the Level 3 group. The fair value of the assets and liabilities above include the financial instruments’ nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets was valued at less than $0.6 million at June 30, 2009. The nonperformance risk for our liabilities was valued at $152.1 million at June 30, 2009.

FBL Financial Group, Inc.	June 30, 2009
Level 3 Fixed Maturity Investments by Valuation Source

	June 30, 2009
	Third-party	Priced
	vendors	internally	Total
	(Dollars in thousands)
Assets
Corporate securities	$141,426	$34,829	$176,255
Residential mortgage-backed securities	12,554	—	12,554
Commercial mortgage-backed securities	25,984	5,360	31,344
Other asset-backed securities	16,400	—	16,400
Collateralized debt obligations	8,364	—	8,364
State, municipal and other governments	110,769	—	110,769
Redeemable preferred stocks	—	4,163	4,163

Total	$315,497	$44,352	$359,849

Percent of total	87.7%	12.3%	100.0%

Level 3 Financial Instruments Changes in Fair Value

	June 30, 2009
			Realized
			and	Transfers in	Included in
	Balance,	Purchases	unrealized	and/or (out)	earnings	Balance,
	December 31,	(disposals),	gains	of	(amort-	June 30,
	2008	net	(losses), net	Level 3(1)	ization)	2009
	(Dollars in thousands)
Assets
Corporate securities	$644,162	$(1,594)	$(1,165)	$(465,445)	$297	$176,255
Residential mortgage-backed securities	70,003	12,554	—	(70,003)	—	12,554
Commercial mortgage-backed securities	24,122	312	7,013	—	(103)	31,344
Other asset-backed securities	17,201	(555)	(2,438)	2,231	(39)	16,400
Collateralized debt obligations	7,414	—	951	—	(1)	8,364
State, municipal and other governments	140,189	(120)	(9,292)	(19,999)	(9)	110,769
Redeemable preferred stocks	4,526	—	(363)	—	—	4,163
Other long-term investments	1,527	—	—	—	152	1,679

Total	$909,144	$10,597	$(5,294)	$(553,216)	$297	$361,528

The change in unrealized gains/losses on Level 3 investments held at June 30, 2009 was $10.1 million.

(1)	Included in the transfers in and/or out line above is $559.9 million of securities that were priced using a broker only quote at December 31, 2008 and were transferred to a pricing service that uses observable market data in the prices and $6.7 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 in 2009.

FBL Financial Group, Inc.	June 30, 2009

Six months ended
June 30, 2009
(Dollars in
thousands)
Future Policy Benefits — Index Product Embedded Derivatives
Balance, December 31, 2008	$523,515
Premiums less benefits, net	(9,951)
Impact of unrealized gains (losses), net	(82,675)

Balance, June 30, 2009	$430,889

Change in unrealized gains/losses on embedded derivatives held at June 30, 2009 (2)	$(82,675)

(2)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.
5. Credit Agreement
At December 31, 2008, we had $60.0 million in borrowings on a revolving line of credit agreement with Bank of America National Association and Bankers Trust Company, N.A. During the first quarter of 2009, we paid off all borrowings and closed the line of credit.
6. Defined Benefit Plan
We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations for the second quarter totaled $2.7 million for 2009 and $1.1 million for 2008, and for the six months ended June 30 totaled $4.7 million for 2009 and $2.3 million for 2008. The pension cost increased in 2009 primarily due to losses on plan assets in 2008 and a settlement charge estimate accrued in the second quarter of 2009.
Components of Net Periodic Pension Cost for all Employers in the Multiemployer Plans

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Service cost	$1,861	$1,659	$3,721	$3,318
Interest cost	3,890	3,709	7,780	7,418
Expected return on assets	(2,997)	(3,495)	(5,994)	(6,990)
Amortization of prior service cost	185	196	370	392
Amortization of actuarial loss	2,216	945	4,432	1,890
Settlement expense	1,400	—	1,496	—

Net periodic pension cost — all employers	$6,555	$3,014	$11,805	$6,028

7. Commitments and Contingencies
In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At June 30, 2009, there are two class action lawsuits claims against EquiTrust Life Insurance Company (EquiTrust Life). These lawsuits allege the use of inappropriate sales techniques and products for purchasers of EquiTrust Life deferred annuities. The plaintiffs in these cases are seeking a variety of damages including injunctive relief, rescission, compensatory damages and punitive damages. These cases are in the pre-class certification stage and parties are conducting initial discovery and are therefore subject to many uncertainties for which the outcomes cannot be predicted. Given these uncertainties, we are unable to assess the likelihood of an adverse ruling or estimate the loss or range of loss that may result from the pending litigation.

FBL Financial Group, Inc.	June 30, 2009
In the third quarter of 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded our subsidiary, Farm Bureau Life Insurance Company (Farm Bureau Life), and an affiliate, Farm Bureau Mutual Insurance Company (Farm Bureau Mutual), actual damages totaling $3.6 million and punitive damages totaling $62.7 million. Approximately 25% of the award is allocable to Farm Bureau Life with the remaining 75% allocable to Farm Bureau Mutual. In February 2009, the court ruled on various post trial motions, upholding the actual damages, but reducing the punitive damages to $3.6 million. The defendants have appealed this decision and Farm Bureau Life and Farm Bureau Mutual have cross-appealed. Recoveries from third parties are required to be accounted for as gain contingencies and not recorded in our financial statements until the lawsuit is resolved.
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

FBL Financial Group, Inc.	June 30, 2009
8. Earnings (Loss) per Share
Computation of Earnings (Loss) per Common Share

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) attributable to FBL Financial Group, Inc.	$24,418	$(16,575)	$22,928	$(10,137)
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)

Numerator for earnings (loss) per common share – income (loss) available to common stockholders	$24,381	$(16,612)	$22,853	$(10,212)

Denominator:
Weighted average shares	29,860,950	29,815,392	29,855,779	29,802,226
Deferred common stock units relating to deferred compensation plans	146,228	76,686	126,691	73,446

Denominator for earnings (loss) per common share – weighted-average shares	30,007,178	29,892,078	29,982,470	29,875,672
Effect of dilutive securities – stock-based compensation	18,281	—	72,150	—

Denominator for diluted earnings (loss) per common share – adjusted weighted-average shares	30,025,459	29,892,078	30,054,620	29,875,672

Earnings (loss) per common share	$0.81	$(0.56)	$0.76	$(0.34)

Earnings (loss) per common share — assuming dilution	$0.81	$(0.56)	$0.76	$(0.34)

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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for 2009 and 2008 represents net income (loss) excluding, as applicable, the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives.
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

FBL Financial Group, Inc.	June 30, 2009
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
Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Operating revenues:
Traditional Annuity – Exclusive Distribution	$37,520	$35,003	$74,180	$70,699
Traditional Annuity – Independent Distribution	102,167	81,053	193,300	159,336
Traditional and Universal Life Insurance	89,054	86,218	175,186	169,580
Variable	16,346	16,561	32,491	32,496
Corporate and Other	5,426	8,800	11,024	17,297

	250,513	227,635	486,181	449,408
Realized gains (losses) on investments (A)	5,981	(74,129)	(13,699)	(103,561)
Change in net unrealized gains/losses on derivatives (A)	48,005	(9,530)	55,495	(90,501)

Consolidated revenues	$304,499	$143,976	$527,977	$255,346

Pre-tax operating income (loss):
Traditional Annuity – Exclusive Distribution	$8,174	$7,614	$15,000	$14,856
Traditional Annuity – Independent Distribution	12,114	8,894	11,987	16,690
Traditional and Universal Life Insurance	18,885	15,665	34,328	23,828
Variable	5,758	1,680	1,933	2,848
Corporate and Other	(6,349)	(2,504)	(12,977)	(4,638)

	38,582	31,349	50,271	53,584
Income taxes on operating income	(12,777)	(10,221)	(16,598)	(17,388)
Realized gains/losses on investments (A)	(62)	(42,642)	(11,102)	(54,807)
Change in net unrealized gains/losses on derivatives (A)	(1,325)	4,939	357	8,474

Consolidated net income (loss)	$24,418	$(16,575)	$22,928	$(10,137)

(A)	Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.
Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2009 and December 31, 2008 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

FBL Financial Group, Inc.	June 30, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Impact of Recent Business Environment
Financial market conditions improved substantially during the second quarter of 2009, but remain under stress relative to longer-term normal conditions. The availability and cost of credit remains an issue for many borrowers, but credit conditions have improved compared to the first quarter of 2009. Continued weakness in home prices, increasing foreclosures and rising unemployment continue to cloud the economic outlook. However, rising equity and bond market values and improving business and consumer confidence suggest that the worst of the severe recession may be behind us. These economic conditions did not negatively impact our sales in 2008 or 2009. However, an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment may adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.
The fixed income markets continue to experience extreme volatility, but market liquidity has improved substantially in recent months Credit downgrade and default events are likely to remain elevated for some time. Equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. These volatile market conditions have also increased the difficulty of valuing certain securities. There were certain securities that were in active markets with significant observable data that are now illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.
The volatile and illiquid market conditions that persisted throughout 2009 have kept the levels of credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities very wide for most of the year, although spreads on many investment grade corporate bonds tightened throughout the second quarter. Wide credit spreads, combined with a steeper yield curve, improve our ability to offer annuity products that are attractive to investors. These same factors can cause a reduction in the carrying value of our investments, negatively impacting our financial condition and reported book value per share. The carrying value of our investments improved during the second quarter, but significant unrealized losses remain. These conditions also caused us to

FBL Financial Group, Inc.	June 30, 2009
hold a higher amount of cash and short-term investments in order to maintain a more liquid position during uncertain times.
Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offer a market value adjustment (MVA) feature which is based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. Late in 2008 and during the first quarter of 2009, market conditions emerged with unprecedented low U.S. Treasury yields providing an environment where contract holders were able to surrender with smaller net surrender charges, which significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter and returned to normalized levels by the end of the second quarter, primarily due to an increase in U.S. Treasury rates and various conservation strategies we implemented. We updated surrender assumptions in the models used to calculate amortization of deferred policy acquisition costs and deferred sales inducements in the fourth quarter of 2008; however, the impact of surrenders during 2009 varied from projections which resulted in additional amortization for the six-month period ended June 30, 2009. The increased surrender activity also resulted in call option assets that no longer back an index product, which negatively impacted our spreads in 2009. We sold some of the excess options late in the second quarter to reduce this impact in future periods.
We maintain certain capital levels in accordance with statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. As a result of the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. In addition, our capital levels were negatively impacted during 2008 and 2009 as a result of the impact of the increased surrender activity and realized and unrealized losses on our investments. In the last half of 2008, we incurred additional debt to assist with our capital requirements and increase our financial flexibility. We also took rate and other actions to reduce sales of new fixed rate annuity contracts at EquiTrust Life. In addition, during 2009 we modified terms and conditions of many products and implemented a new commission structure to preserve our capital position. See the “Liquidity and Capital Resources” section below for additional details regarding our capital position.
Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Revenues	$304,499	$143,976	$527,977	$255,346
Benefits and expenses	268,241	170,395	494,576	272,995

	36,258	(26,419)	33,401	(17,649)
Income taxes	(11,982)	9,996	(10,726)	7,538
Equity income (loss)	88	(159)	161	(42)

Net income (loss)	24,364	(16,582)	22,836	(10,153)
Net loss attributable to noncontrolling interest	54	7	92	16

Net income (loss) attributable to FBL Financial Group, Inc.	$24,418	$(16,575)	$22,928	$(10,137)

Earnings (loss) per common share	$0.81	$(0.56)	$0.76	$(0.34)

Earnings (loss) per common share – assuming dilution	$0.81	$(0.56)	$0.76	$(0.34)

FBL Financial Group, Inc.	June 30, 2009

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity – Exclusive Distribution	$73,401	$64,425	$169,769	$109,773
Traditional Annuity – Independent Distribution	199,281	538,207	523,980	864,893
Traditional and Universal Life Insurance	51,584	49,081	101,444	96,340
Variable Annuity and Variable Universal Life (1)	23,789	38,873	49,969	80,794
Reinsurance assumed and other	3,116	3,712	6,052	7,392

Total	$351,171	$694,298	$851,214	$1,159,192

Direct life insurance in force, end of quarter (in millions)			$44,652	$42,048
Life insurance lapse rates			7.0%	6.4%
Withdrawal rates – individual traditional annuity:
Exclusive Distribution			4.4%	3.4%
Independent Distribution			22.0%	6.3%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.
Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity — Exclusive Distribution premiums collected segment increased in 2009 primarily due to lower short-term market interest rates making certificates of deposits and other short-term investments less attractive in relation to our traditional fixed annuity products. Direct premiums collected in the Traditional Annuity — Independent Distribution segment decreased in 2009 as a result of rate and other actions taken to preserve capital in the second half of 2008 and 2009, partially offset by a more favorable market environment for traditional annuity products. Variable premiums collected tend to vary with volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.
The increase in the withdrawal rate for the Traditional Annuity — Independent Distribution segment in 2009 is primarily due to the impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. Additional details on this feature are discussed above in the “Impact of Recent Business Environment” section. Surrender benefits on the EquiTrust Life direct fixed annuity contracts paid during 2009 by month were as follows: January — $88.9 million, February — $65.7 million, March — $147.6 million, April — $187.6 million, May — $96.0 million, June - $69.4 million and July — $43.0 million.
Net Income (Loss) Attributable to FBL Financial Group, Inc.
Net income (loss) attributable to FBL Financial Group, Inc. (FBL Net Income (Loss)) was $24.4 million in the second quarter of 2009 compared to ($16.6) million for the 2008 period and was $22.9 million for the six months ended June 30, 2009 compared to ($10.1) million for the 2008 period. As discussed in detail below, the increase in the second quarter was primarily due to realized capital gains on the sale of investments, fewer impairment

FBL Financial Group, Inc.	June 30, 2009
losses on investments and the impact of surrender activity in the Traditional Annuity — Independent Distribution segment. These items were partially offset by the impact of the change in unrealized gains and losses on derivatives. The increase for the six month period was primarily due to realized capital gains on investments, fewer impairment losses on investments and the impact of an increase in the volume of business in force in the Traditional Annuity — Exclusive Distribution and Traditional and Universal Life Insurance segments. These items were partially offset by the impact of the change in unrealized gains and losses on derivatives and a decrease in spreads earned in the Traditional Annuity — Independent Distribution segment. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income (Loss).
Spreads Earned on our Universal Life and Individual Annuity Products

	Six months ended June 30,
	2009	2008
Weighted average yield on cash and invested assets	6.21%	6.02%
Weighted average interest crediting rate/index cost	4.07	3.85

Spread	2.14%	2.17%

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
Impact of Unlocking
We periodically revise key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact of unlocking was to decrease pre-tax income by $1.3 million in the 2009 and 2008 periods. The impact in 2009 and 2008 was primarily due to updating the amortization model for assumptions relating to withdrawal rates, mortality and the current volume of business in force.

FBL Financial Group, Inc.	June 30, 2009
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Realized gains (losses) on investments	$6,121	$(74,021)	$(13,549)	$(103,368)
Change in net unrealized gains/losses on derivatives	(3,345)	20,791	12,814	42,990
Change in amortization of:
Deferred policy acquisition costs	(4,116)	(1,358)	(10,966)	(1,944)
Deferred sales inducements	(652)	(3,711)	(4,683)	(9,324)
Value of insurance in force acquired	(2)	401	3	557
Unearned revenue reserve	(140)	(108)	(150)	(193)
Income tax offset	747	20,303	5,786	24,949

Net impact of operating income adjustments	$(1,387)	$(37,703)	$(10,745)	$(46,333)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(62)	$(42,642)	$(11,102)	$(54,807)
Change in net unrealized gains/losses on derivatives	(1,325)	4,939	357	8,474

Net impact of operating income adjustments	$(1,387)	$(37,703)	$(10,745)	$(46,333)

Net impact per common share – basic	$(0.05)	$(1.26)	$(0.36)	$(1.55)

Net impact per common share – assuming dilution	$(0.05)	$(1.26)	$(0.36)	$(1.55)

Changes in FBL Net Income (Loss)

	Period ended
	June 30, 2009 vs. June 30, 2008
	Three months	Six months
	(Dollars in thousands)
Premiums and product charges	$23,391	$37,231
Net investment income	10,599	26,174
Derivative income (loss)	48,685	122,980
Realized gains (losses) on investments	80,142	89,819
Other income and other expenses	(1,707)	(1,961)
Interest sensitive and index products benefits and change in value of index product embedded derivative	(86,596)	(190,772)
Traditional life insurance policy benefits	(958)	6,211
Underwriting, acquisition and insurance expenses	(9,211)	(34,483)
Interest expense	(1,668)	(4,149)
Income taxes	(21,978)	(18,264)
Noncontrolling interest and equity income	294	279

Total change in FBL Net Income (Loss)	$40,993	$33,065

A detailed discussion of changes in FBL Net Income (Loss) is included below.

FBL Financial Group, Inc.	June 30, 2009
Premiums and Product Charges

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$52,991	$31,785	$94,131	$60,906
Traditional life insurance premiums	40,954	38,769	78,908	74,902

Total	$93,945	$70,554	$173,039	$135,808

Premiums and product charges increased 33.2% in the second quarter of 2009 to $93.9 million and 27.4% to $173.0 million for the six-month period. The increase in interest sensitive and index product charges is principally driven by surrender charges on annuity products.
Surrender charges totaled $29.8 million for the second quarter of 2009 and $47.7 million for the six months ended June 30, 2009 compared to $8.3 million and $14.4 million in the 2008 periods. Surrender charges increased due to the impact of MVAs on certain products sold by our EquiTrust Life independent distribution, as discussed in the “Impact of Recent Business Environment” section above.
Surrender Charges on EquiTrust Life Direct Fixed Annuity Contracts

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Surrender charges:
Gross surrender charges	$64,034	$7,183	$128,642	$11,839
Market value adjustments	(36,872)	(1,601)	(86,643)	(2,863)

Net surrender charges	$27,162	$5,582	$41,999	$8,976

The average aggregate account value for annuity and universal life insurance in force, which increased due to premiums collected as summarized in the “Other data” table above, totaled $10,193.4 million for the six-month period in 2009 and $9,492.7 million for the six-month period in 2008.
Traditional premiums increased due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $23,499.5 million for the six-month period in 2009 and $21,514.7 million for the six-month period in 2008. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.
Net Investment Income
Net investment income, which excludes investment income on separate account assets relating to variable products, increased 6.2% in the second quarter of 2009 to $182.8 million and 7.7% to $366.8 million for the six-month period, primarily due to an increase in average invested assets. Average invested assets in the six-month period of 2009 increased 7.8% to $12,383.3 million (based on securities at amortized cost) from $11,491.8 million in the 2008 period, principally due to net premium inflows from the Life Companies during the twelve-month period ended June 30, 2009. The annualized yield earned on average invested assets increased to 6.12% in the six months ended June 30, 2009 from 6.08% in the respective 2008 period. The increase in yield is primarily due to the increased fee income over the prior year, partially offset by holding higher cash and short-term investment balances in order to maintain a more liquid position during a period of increased surrender activity. In addition, short-term interest rates have declined significantly. The yield on our primary short-term investment account was 0.10% at June 30, 2009 compared to 2.1% at June 30, 2008.

FBL Financial Group, Inc.	June 30, 2009
Fee income from bond calls, tender offers and mortgage loan prepayments totaled $1.8 million in the six months ended June 30, 2009 compared to $0.8 million in the respective 2008 period. Net investment income also includes $1.2 million in the six months ended June 30, 2009 compared to $0.1 million in the 2008 respective period of acceleration of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period.
Derivative Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$260	$11,625	$487	$26,642
Change in the difference between fair value and remaining option cost at beginning and end of period	46,384	(14,279)	55,188	(91,830)
Cost of money for call options	(29,583)	(33,020)	(60,325)	(65,248)

	17,061	(35,674)	(4,650)	(130,436)
Other	(61)	3,989	(2,951)	(145)

Total	$17,000	$(31,685)	$(7,601)	$(130,581)

Gains received at expiration decreased in 2009 as a result of declines in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also decreased in 2009, as discussed below under “Interest Sensitive and Index Product Benefits.” The change in the difference between fair value and remaining option cost at beginning and end of period improved derivative income (loss) in 2009 primarily due to the change in the S&P 500 Index compared to the strike price of the outstanding options, which generated losses for the 2008 periods.
The cost of money for call options decreased primarily due to a decrease in the volume of business in force, partially offset by the cost of the hedging programs on our direct and assumed business. The average aggregate account value of index annuities in force, which has decreased due to increased surrender activity from the independent distribution channel and run-off of assumed business, totaled $4,554.3 million for the six months ended June 30, 2009 compared to $4,647.7 million for the respective 2008 period. Other derivative income (loss) is comprised of income or loss from the embedded derivatives included in our modified coinsurance contracts and interest rate swaps relating to certain deferred annuity contracts. In 2009, derivative income (loss) also includes unrealized losses on the interest rate swap that previously hedged our line of credit, which totaled $2.1 million for the six months ended June 30, 2009. Derivative income (loss) will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

FBL Financial Group, Inc.	June 30, 2009
Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$36,634	$4,128	$38,733	$4,128
Realized losses on sales	(3,106)	(121)	(3,254)	(121)
Total other-than-temporary impairment losses	(48,724)	(78,028)	(79,851)	(107,375)

Net realized losses investment	(15,196)	(74,021)	(44,372)	(103,368)
Non-credit losses included in accumulated other comprehensive loss	21,317	—	30,823	—

Total reported in statements of operations	$6,121	$(74,021)	$(13,549)	$(103,368)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Realized losses on sales in the second quarter of 2009 include $2.1 million in losses on two U.S. Government zero callable bonds that were trading in an unrealized gain position at March 31, 2009 and a $0.8 million loss on a corporate bond that was previously impaired and decreased in fair value in 2009. See “Financial Condition – Investments” for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2009 and December 31, 2008.
We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other than temporary, the security is written down to its fair value. Beginning in 2009, a portion of the write-down attributable to non-credit factors is recognized in accumulated other comprehensive loss. See additional details regarding the non-credit portion of the write-downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 2 to our consolidated financial statements.
Investment Impairments Recognized in FBL Net Income (Loss) Individually Exceeding $0.5 Million

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Six months ended June 30, 2009:

Collateralized debt obligation	$11,509	Defaults of the underlying collateral supporting this issue increased resulting in possible future losses. (A)

Major paper manufacturing company	$6,630	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Real estate investment trust	$6,299	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$5,671	Debt restructuring and declines in ratings and revenues which could result in a future covenant violation reduced estimates on potential recovery. (A)

Apparel and other textile company	$4,000	The probability of future losses increased due to declining economic conditions and increased concerns about the company’s ability to continue as a going concern. (A)

FBL Financial Group, Inc.	June 30, 2009

General Description	Impairment Loss	Circumstance
	(Dollars in
	thousands)
Commercial finance company	$3,996	Rating declines occurred due to the impact of declining economic conditions on earnings, liquidity and the company’s ability to continue as a going concern. (A)

Other asset-backed securities	$3,786	Defaults in underlying collateral supporting these issues increased. (A)

Collateralized bond obligation	$2,133	Rating declines occurred and defaults of the underlying collateral supporting this issue increased. (A)

Collateralized bond obligation	$1,353	Rating declines occurred and defaults of the underlying collateral supporting this issue increased. (A)

Other asset-backed securities	$1,338	Rating declines occurred on the monoline insurer supporting these issues. Financial recoveries are fully dependent on the insurer. (A)

Reinsurance carrier	$586	Rating declines occurred and near term solvency became a concern. (A)

Six months ended June 30, 2008:

Other asset-backed securities	$67,349	Losses on 13 securities increased due to increasing delinquencies by homeowners. In addition, underlying insurance that was expected to absorb losses was deemed to be less valuable due to the monoline insurer being downgraded during the quarter. Collateral is second lien home equity loans with minimal recoveries expected. (A)

Collateralized debt obligation	$9,800	Ratings declined and the value of collateral supporting this issue decreased, which triggered an event whereby we did not receive interest on our investment. (A)

Commercial mortgage-backed security	$9,639	Ratings declined and the probability of future losses increased due to declining economic conditions and a reduction in the debt available to absorb losses prior to our ownership class. (A)

Other asset-backed security	$9,114	Ratings declined and losses from the underlying home equity loans to Alt-A borrowers increased. (A)

Reinsurance carrier	$7,129	Ratings declined and the fair value decreased significantly due to subprime and Alt-A exposure and the parent’s potential reorganization, which reduced estimates on potential recovery. (A)

Major printing & publishing company	$2,341	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery. (A)

Major printing & publishing company	$1,603	Ratings declined and other adverse details regarding the financial status of the company became available. (A)

(A)	Negative trends in this segment of the industry were considered in our analysis, which is done on an issue-by-issue basis. No additional write-downs were deemed necessary as of June 30, 2009 for other material investments in this industry.

FBL Financial Group, Inc.	June 30, 2009
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
Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$81,555	$68,569	$160,715	$135,248
Index credits	1,867	10,774	3,212	25,382
Amortization of deferred sales inducements	15,234	12,991	34,570	25,657
Interest sensitive death benefits	10,746	12,143	25,341	22,951

	109,402	104,477	223,838	209,238

Change in value of index product embedded derivatives	51,350	(30,321)	42,681	(133,491)

Total	$160,752	$74,156	$266,519	$75,747

Interest sensitive and index product benefits and change in value of index product embedded derivatives increased 116.8% in the second quarter of 2009 to $160.8 million and 251.9% to $266.5 million for the six-month period, primarily due to the impact of the change in value of index product embedded derivatives, partially offset by an increase in the volume of business in force. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience, and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.
The average aggregate account value of annuity contracts in force, which increased due to net premium inflows from the Life Companies during the twelve-month period ended June 30, 2009 totaled $9,293.7 million for the 2009 period and $8,600.4 million for the 2008 period. These account values include values relating to index contracts totaling $4,554.3 million for 2009 and $4,647.7 million for 2008.
The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 4.07% for the six-month period in 2009 period and 3.85% for the 2008 period. See the “Segment Information” section that follows for additional details on our spreads.
As discussed above under “Derivative Income (Loss),” the change in the amount of index credits is impacted by the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivatives is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivatives is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, embedded derivatives in the index annuity reserves decreased $26.7 million in six-month period in 2008 due to the adoption of Statement No. 157, “Fair Value Measurements.”
The increase in amortization of deferred sales inducements is primarily due to the impact of increased surrender activity from the EquiTrust Life independent distribution channel. Deferred sales inducements on interest sensitive and index products, excluding the impact of unrealized gains/losses on investments, totaled $275.9 million at June 30, 2009 and $298.6 million at June 30, 2008.

FBL Financial Group, Inc.	June 30, 2009
Traditional Life Insurance Policy Benefits

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$24,453	$22,602	$46,557	$49,854
Increase in traditional life future policy benefits	10,110	11,037	19,828	22,427
Distributions to participating policyholders	5,057	5,023	9,978	10,293

Total	$39,620	$38,662	$76,363	$82,574

Traditional life insurance benefits increased 2.5% in the second quarter of 2009 to $39.6 million, but decreased 7.5% to $76.4 million for the six-month period. The increase in the second quarter is primarily due to an increase in traditional life insurance death benefits. The decrease for the six-month period is primarily due to a decrease in death benefits and reserve adjustments, which increased term life reserves $1.6 million in the first quarter of 2008. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
Underwriting, Acquisition and Insurance Expenses

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,620	$3,349	$7,193	$6,749
Amortization of deferred policy acquisition costs	33,813	24,163	81,253	47,185
Amortization of value of insurance in force acquired	652	167	1,393	1,067
Other underwriting, acquisition and insurance expenses, net of deferrals	18,118	19,313	38,327	38,682

Total	$56,203	$46,992	$128,166	$93,683

Underwriting, acquisition and insurance expenses increased 19.6% in the second quarter of 2009 to $56.2 million and 36.8% to $128.2 million for the six-month period. Amortization of deferred policy acquisition costs increased due to the impact of surrender activity from the EquiTrust Life independent distribution channel and the net impact of operating adjustments as detailed under “Impact of Operating Adjustments on FBL Net Income (Loss)” above. Amortization of deferred policy acquisition costs on our EquiTrust Life distribution channel, excluding the impact of operating adjustments, totaled $18.8 million in the second quarter of 2009 and $39.4 million for the six-month period, compared to $12.2 million in the second quarter of 2008 and $19.8 million for the six-month period.
During the first quarter of 2009, we announced cost-saving measures that we anticipate will reduce 2009 expenses by approximately $7.0 million. We expect these annual savings to continue in the future. In 2009, these savings have been partially offset with one-time charges associated with implementing these cost-saving measures. During the six-month period of 2009, we incurred $1.6 million of these one-time charges.
Interest Expense
Interest expense increased 37.5% to $6.1 million in the second quarter of 2009 and increased 46.6% to $13.0 million for the six months ended June 30, 2009, primarily due to an increase in our debt outstanding. The average debt outstanding increased to $390.9 million for the six months ended June 30, 2009 from $316.9 million for the 2008 period due to the issuance of Senior Notes in November 2008, partially offset by the pay-off of our line of credit borrowings in February 2009. The average interest rate on our debt increased due to the new Senior Notes having a higher coupon rate than the effective rates on our existing debt and line of credit.

FBL Financial Group, Inc.	June 30, 2009
Income Taxes
Income taxes totaled $12.0 million in the second quarter of 2009 and $10.7 million for the six months ended June 30, 2009. The effective tax rate was 33.0% for the second quarter of 2009 and 37.8% for the 2008 period. The effective tax rates were different than the federal statutory rate of 35% primarily due to tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain.
Equity Income (Loss), Net of Related Income Taxes
Equity income (loss), net of related income taxes, totaled $0.1 million for the second quarter of 2009 and $0.2 million for the six months ended June 30, 2009, compared to ($0.2) million for the second quarter of 2008 and less than ($0.1) million for the six months ended June 30, 2008. Equity income (loss) includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest.
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
We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended June 30, 2009 and 2008 represents net income (loss) excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.
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

FBL Financial Group, Inc.	June 30, 2009
Reconciliation of Net Income (Loss) to Pre-tax Operating Income

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss) attributable to FBL Financial Group, Inc.	$24,418	$(16,575)	$22,928	$(10,137)
Net impact of operating income adjustments (1)	1,387	37,703	10,745	46,333
Income taxes on operating income	12,777	10,221	16,598	17,388

Pre-tax operating income	$38,582	$31,349	$50,271	$53,584

Pre-tax operating income (loss) by segment:
Traditional Annuity – Exclusive Distribution	$8,174	$7,614	$15,000	$14,856
Traditional Annuity – Independent Distribution	12,114	8,894	11,987	16,690
Traditional and Universal Life Insurance	18,885	15,665	34,328	23,828
Variable	5,758	1,680	1,933	2,848
Corporate and Other	(6,349)	(2,504)	(12,977)	(4,638)

	$38,582	$31,349	$50,271	$53,584

(1)	See “Net Income (Loss) Attributable to FBL Financial Group, Inc.” above for additional details on our operating income adjustments.
A discussion of our operating results, by segment, follows:
Traditional Annuity – Exclusive Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$246	$315	$494	$606
Net investment income	38,543	35,670	76,212	71,208
Derivative loss	(1,269)	(982)	(2,526)	(1,115)

	37,520	35,003	74,180	70,699
Benefits and expenses	29,346	27,389	59,180	55,843

Pre-tax operating income	$8,174	$7,614	$15,000	$14,856

Other data
Annuity premiums collected, direct	$73,401	$64,425	$169,769	$109,773
Policy liabilities and accruals, end of period			2,453,291	2,276,645

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.06%	6.09%
Weighted average interest crediting rate/index costs			3.99%	4.13%

Spread			2.07%	1.96%

Individual traditional annuity withdrawal rate			4.4%	3.4%
Pre-tax operating income for the Exclusive Annuity segment increased 7.4% in the second quarter of 2009 to $8.2 million and 1.0% in the six months ended June 30, 2009 to $15.0 million primarily due to the impact of growth in the volume of business in force and, for the six-month period, an increase in spreads earned. Benefits and expenses increased due to a $1.3 million increase for the second quarter and a $2.9 million increase for the six-month period in amortization of deferred policy costs primarily due to changes in earned rates and expected profits on the underlying business.

FBL Financial Group, Inc.	June 30, 2009
Premiums collected increased 54.7% in the six months ended June 30, 2009 to $169.8 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2009 is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities.
The change in the weighted average yield on cash and invested assets is primarily attributable to the impact of our interest rate swap program, partially offset by an increase in yields on new investments. Operating income for the six-month periods include losses from our swaps which totaled $2.4 million in 2009 compared to $1.0 million in 2008. See Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The weighted average interest crediting rate decreased due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2009 and 2008 due to the decline in the portfolio yield. Contributing to the decrease in the weighted average crediting rate is a shift of business to a new money product that has a short guaranteed interest period and lower crediting rate.
Traditional Annuity — Independent Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$28,965	$7,621	$45,857	$12,930
Net investment income	102,447	94,605	207,152	185,371
Derivative loss	(29,245)	(21,173)	(59,709)	(38,965)

	102,167	81,053	193,300	159,336
Benefits and expenses	90,053	72,159	181,313	142,646

Pre-tax operating income	$12,114	$8,894	$11,987	$16,690

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$99,782	$378,209	$313,114	$499,137
Index annuities	99,499	159,998	210,866	365,756
Annuity premiums collected, assumed	513	892	871	1,774
Policy liabilities and accruals, end of period			7,517,080	7,394,001

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.20%	5.91%
Weighted average interest crediting rate/index cost			4.06%	3.73%

Spread			2.14%	2.18%

Individual traditional annuity withdrawal rate			22.0%	6.3%
Pre-tax operating income for the Independent Annuity segment increased 36.2% in the second quarter of 2009 to $12.1 million and decreased 28.2% in the six months ended June 30, 2009 to $12.0 million. The decrease for the six-month period was primarily due to the impact of increased surrender activity from the EquiTrust Life independent distribution channel and a decrease in spreads earned, partially offset by the impact of an increase in the volume of business in force. For the second quarter, the increase in operating income is primarily attributable to a decrease in the level of excess surrender activity assumed in the models for amortization of deferred acquisition costs. The volume of business in force increased primarily due to sales of our EquiTrust Life independent distribution business during 2008. The average aggregate account value for annuity contracts in force in the

FBL Financial Group, Inc.	June 30, 2009
Independent Annuity segment totaled $7,499.5 million for the six months ended June 30, 2009 and $6,999.8 million for the 2008 period.
The increase in interest sensitive and index product charges is due to an increase in surrender charges in the first six months of 2009 compared to the first six months of 2008. Surrender charges increased due to the impact of MVAs on our direct fixed annuity products. In 2009, gross surrender charges were partially offset by the impact of the MVA feature. This activity caused increased withdrawal rates. See additional details on the impact of the MVA under “Premiums and Product Charges” above and in the “Liquidity and Capital Resources” section that follows.
The increase in net investment income is attributable to growth in invested assets due to net premium inflows and an increase in the weighted average yield earned. Net investment income for the six-month period includes $1.3 million in 2009 and ($0.6) million in 2008 in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities. The increase in derivative loss is primarily due to a decrease in proceeds from call option settlements. Call option settlements totaled $0.5 million for the six-month period in 2009 and $26.1 million for the 2008 period.
Benefits and expenses for the 2009 period increased due to growth in the volume of business in force and an increase in amortization of deferred policy acquisition cost and deferred sales inducements, partially offset by a reduction in index credits. Amortization increased as a result of the increased surrender activity. Index credits totaled $3.2 million for the six-month period in 2009, compared to $25.3 million in the 2008 period due to less appreciation in the underlying market indices.
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
Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,484	$11,781	$24,610	$23,202
Traditional life insurance premiums and other income	40,941	38,755	78,956	74,909
Net investment income	35,629	35,682	71,620	71,469

	89,054	86,218	175,186	169,580
Benefits and expenses	70,169	70,553	140,858	145,752

Pre-tax operating income	$18,885	$15,665	$34,328	$23,828

Other data
Life premiums collected, net of reinsurance	$54,149	$51,871	$106,516	$101,865
Policy liabilities and accruals, end of period			2,248,568	2,199,899
Direct life insurance in force, end of period (in millions)			37,137	34,252

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.70%	6.65%
Weighted average interest crediting rate			4.37%	4.44%

Spread			2.33%	2.21%

FBL Financial Group, Inc.	June 30, 2009
Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 20.6% in the second quarter of 2009 to $18.9 million and 44.1% in the six months ended June 30, 2009 to $34.3 million. The increases in the 2009 periods are primarily due to an increase in the volume of business in force and a decrease in other underwriting expenses. In addition, for the six-month period, there was a decrease in traditional life benefits.
Traditional life insurance premiums increased primarily due to sales of life products by our Farm Bureau Life agency force. Traditional life benefits, including the change in reserves, for the six months in 2009 decreased $5.9 million primarily due to lower death benefits and changes in reserve estimates which increased term life reserves $1.6 million in 2008.
The change in spreads is primarily due to an increase in the weighted average yield on cash and invested assets, which is primarily attributable to an increase in yields earned on new investments and the change of net discount accretion on mortgage and asset-backed securities. The weighted average interest crediting rate decreased due to rate changes made in the first quarter of 2009.
Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,472	$12,290	$23,400	$24,501
Net investment income	4,085	3,638	7,976	6,979
Other income	789	633	1,115	1,016

	16,346	16,561	32,491	32,496
Benefits and expenses	10,588	14,881	30,558	29,648

Pre-tax operating income	$5,758	$1,680	$1,933	$2,848

Other data
Variable premiums collected, net of reinsurance	$23,789	$38,873	$49,969	$80,794
Policy liabilities and accruals, end of period			260,140	237,571
Separate account assets, end of period			595,047	794,846
Direct life insurance in force, end of period (in millions)			7,515	7,797
Pre-tax operating income for the Variable segment increased 242.7% to $5.8 million in the second quarter of 2009 and decreased 32.2% to $1.9 million in the six months ended June 30, 2009. The increase for the quarter is due to the impact of market performance on the amortization of deferred policy acquisition cost amortization. The decrease for the six-month period is due to higher mortality experience.
Benefits and expenses decreased 28.8% to $10.6 million in the second quarter of 2009 primarily due to a $3.6 million decrease in deferred acquisition cost amortization primarily resulting from the impact of positive separate account performance. Benefits and expenses increased 3.1% to $30.6 million in the six-months ended June 30, 2009 due to a $1.2 million increase in death benefits.
Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.

FBL Financial Group, Inc.	June 30, 2009
Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating loss:
Operating revenues:
Net investment income	$2,068	$2,578	$3,881	$5,640
Derivative loss	(491)	—	(861)	—
Other income	3,849	6,222	8,004	11,657

	5,426	8,800	11,024	17,297
Interest expense	6,116	4,448	13,048	8,899
Benefits and other expenses	5,849	6,618	11,292	12,987

	(6,539)	(2,266)	(13,316)	(4,589)
Minority interest	54	7	92	16
Equity income (loss), before tax	136	(245)	247	(65)

Pre-tax operating loss	$(6,349)	$(2,504)	$(12,977)	$(4,638)

Pre-tax operating loss increased 153.6% to $6.4 million for the second quarter of 2009 and 179.8% to $13.0 million for the six-month period primarily due to an increase in interest expense and a decrease in net investment income and other income. Interest expense increased in the 2009 periods due to an increase in our average debt outstanding resulting from additional borrowings. Net investment income decreased primarily due to decreases in average invested assets and short-term interest rates and our desire to maintain a more liquid portfolio in 2009. Derivative loss consists of net interest expense on an interest rate swap purchased to hedge our previously outstanding line of credit. See Note 3 to our consolidated financial statements for additional information on this interest rate swap. Other income and other expense decreased primarily due to a decrease in leasing activities. The decreases in other expenses are partially offset by a $0.8 million increase in consulting expenses for the six-month period. The changes in other income and expense are primarily due to operating results of our non-insurances subsidiaries.
Financial Condition
Investments
Our total investment portfolio increased 5.1% to $11,407.6 million at June 30, 2009 compared to $10,854.1 million at December 31, 2008. This increase is primarily the result of a $489.0 million decrease in the net unrealized depreciation of fixed maturity securities during 2009 to a net unrealized loss of $1,078.2 million at June 30, 2009. This decrease is principally due to the credit spreads tightening and overall market improvements during the second quarter, partially offset by the adoption of FSP FAS 115-2, which increased unrealized losses $27.6 million in 2009. Our unrealized loss position remains significant due to wide credit spreads primarily due to the continued deterioration of the U.S. housing market, tightened lending conditions and volatile and illiquid market conditions. In addition, credit downgrade and default events have increased in recent periods. Steps taken by the government to stabilize the financial system are slow to have a meaningful impact and pressures on the financial system continued during 2009. Details regarding the investment impairments are discussed above in the “Realized Losses on Investments” section under “Results of Operations.” Additional details regarding securities in an unrealized loss position at June 30, 2009 are included in the discussion that follows and in Note 2 to our consolidated financial statements.
Internal investment professionals manage our investment portfolio. The investment strategy is designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.

FBL Financial Group, Inc.	June 30, 2009
Investment Portfolio Summary

	June 30, 2009		December 31, 2008

	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities — available for sale:
Public	$7,613,523	66.7%	$7,406,964	68.3%
144A private placement	1,221,514	10.7	1,164,417	10.7
Private placement	421,370	3.7	394,062	3.6

Total fixed maturities — available for sale	9,256,407	81.1	8,965,443	82.6
Equity securities	53,440	0.5	44,863	0.4
Mortgage loans on real estate	1,336,165	11.7	1,381,854	12.8
Derivative instruments	36,621	0.3	12,933	0.1
Investment real estate	2,559	—	2,559	—
Policy loans	185,393	1.7	182,421	1.7
Other long-term investments	1,679	—	1,527	—
Short-term investments	535,343	4.7	262,459	2.4

Total investments	$11,407,607	100.0%	$10,854,059	100.0%

As of June 30, 2009, 93.5% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2009, the investment in non-investment grade debt was 6.5% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.
Credit Quality by NAIC Designation and Standard & Poor’s (S&P) Rating Equivalents

		June 30, 2009		December 31, 2008
NAIC
Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,184,534	56.0%	$5,382,110	60.0%
2	BBB	3,466,660	37.5	3,243,034	36.2

	Total investment grade	8,651,194	93.5	8,625,144	96.2
3	BB	443,514	4.8	244,814	2.7
4	B	105,261	1.1	40,565	0.5
5	CCC, CC, C	34,366	0.4	43,064	0.5
6	In or near default	22,072	0.2	11,856	0.1

	Total below investment grade	605,213	6.5	340,299	3.8

	Total fixed maturities — available for sale	$9,256,407	100.0%	$8,965,443	100.0%

(1)	The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in our portfolio.
The percentage of securities classified as investment grade decreased during 2009 due to the downgrade of ratings by the rating agencies. During 2009, investment grade fixed maturity securities with a carrying value totaling $298.5 million were downgraded to non-investment grade primarily due to deteriorating financial conditions of the underlying issuers or collateral.

FBL Financial Group, Inc.	June 30, 2009
Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2009
		Carrying Value of		Carrying Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,362,446	$178,505	$4,157	$1,183,941	$(377,451)
Manufacturing	1,226,648	505,737	19,536	720,911	(100,217)
Mining	524,551	210,463	10,671	314,088	(25,701)
Retail trade	102,548	42,486	1,246	60,062	(13,089)
Services	196,248	93,923	3,137	102,325	(10,461)
Transportation	180,665	48,738	2,248	131,927	(16,188)
Utilities	1,357,492	640,058	30,401	717,434	(61,668)
Other	178,445	43,725	2,817	134,720	(10,344)

Total corporate securities	5,129,043	1,763,635	74,213	3,365,408	(615,119)
Mortgage and asset-backed securities	2,581,952	831,353	33,497	1,750,599	(449,924)
United States Government and agencies	175,834	154,222	9,383	21,612	(4,231)
State, municipal and other governments	1,369,578	359,100	10,098	1,010,478	(136,164)

Total	$9,256,407	$3,108,310	$127,191	$6,148,097	$(1,205,438)

	December 31, 2008
		Carrying Value of		Carrying Value of
		Securities		Securities
	Total	with Gross	Gross	with Gross	Gross
	Carrying	Unrealized	Unrealized	Unrealized	Unrealized
	Value	Gains	Gains	Losses	Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,246,895	$114,067	$4,806	$1,132,828	$(547,594)
Manufacturing	1,211,102	289,093	11,187	922,009	(183,439)
Mining	469,935	24,521	1,770	445,414	(73,562)
Retail trade	104,379	24,170	569	80,209	(16,819)
Services	184,528	42,850	1,164	141,678	(28,796)
Transportation	177,844	52,034	6,849	125,810	(20,253)
Utilities	1,279,641	299,537	16,623	980,104	(135,654)
Other	159,831	52,252	3,209	107,579	(21,275)

Total corporate securities	4,834,155	898,524	46,177	3,935,631	(1,027,392)
Mortgage and asset-backed securities	2,569,769	975,193	46,573	1,594,576	(478,994)
United States Government and agencies	250,893	217,379	12,891	33,514	(4,031)
State, municipal and other governments	1,310,626	142,107	4,565	1,168,519	(139,430)

Total	$8,965,443	$2,233,203	$110,206	$6,732,240	$(1,649,847)

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		June 30, 2009
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,111,922	50.6%	$(512,206)	42.5%
2	BBB	2,472,970	40.2	(352,217)	29.2

	Total investment grade	5,584,892	90.8	(864,423)	71.7
3	BB	403,841	6.6	(134,595)	11.2
4	B	103,745	1.7	(103,518)	8.6
5	CCC, CC, C	34,366	0.6	(52,905)	4.4
6	In or near default	21,253	0.3	(49,997)	4.1

	Total below investment grade	563,205	9.2	(341,015)	28.3

	Total	$6,148,097	100.0%	$(1,205,438)	100.0%

		December 31, 2008
		Carrying Value
		of Securities with		Gross
NAIC		Gross Unrealized	Percent of	Unrealized	Percent of
Designation	Equivalent S&P Ratings	Losses	Total	Losses	Total
		(Dollars in thousands)
1	AAA, AA, A	$3,545,103	52.7%	$(740,675)	44.9%
2	BBB	2,890,656	42.9	(738,512)	44.8

	Total investment grade	6,435,759	95.6	(1,479,187)	89.7
3	BB	212,438	3.1	(70,545)	4.3
4	B	37,399	0.6	(45,228)	2.7
5	CCC, CC, C	40,308	0.6	(47,615)	2.9
6	In or near default	6,336	0.1	(7,272)	0.4

	Total below investment grade	296,481	4.4	(170,660)	10.3

	Total	$6,732,240	100.0%	$(1,649,847)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	June 30, 2009
		Amortized Cost		Gross Unrealized Losses
		Market Value	Market Value is	Market Value	Market Value is
	Number	is Less than	75% or Greater	is Less than	75% or Greater
	of Issuers	75% of Cost	than Cost	75% of Cost	than Cost
Three months or less	51	$46,971	$456,276	$(23,013)	$(11,234)
Greater than three months to six months	40	24,013	183,550	(11,872)	(9,361)
Greater than six months to nine months	94	17,888	425,381	(6,616)	(31,106)
Greater than nine months to twelve months	96	36,756	526,635	(13,722)	(30,111)
Greater than twelve months	616	1,418,464	4,217,601	(619,282)	(449,121)

Total		$1,544,092	$5,809,443	$(674,505)	$(530,933)

FBL Financial Group, Inc.	June 30, 2009

	December 31, 2008
		Amortized Cost		Gross Unrealized Losses
		Market Value	Market Value is	Market Value	Market Value is
	Number	is Less than	75% or Greater	is Less than	75% or Greater
	of Issuers	75% of Cost	than Cost	75% of Cost	than Cost
Three months or less	170	$31,774	$784,689	$(12,658)	$(51,824)
Greater than three months to six months	193	75,356	1,024,158	(28,791)	(82,320)
Greater than six months to nine months	262	182,184	1,140,978	(56,719)	(111,013)
Greater than nine months to twelve months	143	288,140	780,947	(103,539)	(97,928)
Greater than twelve months	455	1,733,949	2,339,912	(785,180)	(319,875)

Total		$2,311,403	$6,070,684	$(986,887)	$(662,960)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	June 30, 2009		December 31, 2008
	Carrying Value		Carrying Value
	of Securities with	Gross	of Securities with	Gross
	Gross Unrealized	Unrealized	Gross Unrealized	Unrealized
	Losses	Losses	Losses	Losses
	(Dollars in thousands)
Due in one year or less	$20,239	$(1,069)	$43,483	$(4,985)
Due after one year through five years	580,184	(85,164)	791,636	(143,559)
Due after five years through ten years	1,688,898	(242,572)	2,037,451	(514,869)
Due after ten years	2,104,014	(425,872)	2,260,568	(506,966)

	4,393,335	(754,677)	5,133,138	(1,170,379)
Mortgage and asset-backed securities	1,750,599	(449,924)	1,594,576	(478,994)
Redeemable preferred stock	4,163	(837)	4,526	(474)

Total	$6,148,097	$(1,205,438)	$6,732,240	$(1,649,847)

At June 30, 2009, unrealized losses on available-for-sale fixed maturity securities totaled $1,205.4 million primarily due to $615.1 million in unrealized losses on corporate securities. The unrealized losses on corporate securities were primarily due to:
•	decreased market liquidity and credit quality concerns of assets held by banking institutions,

•	increased credit spreads on commercial real estate investment trust bonds, due to the underlying real estate exposure and market concerns about the ability to access capital markets,

•	increased credit spreads from weaker operating results in the manufacturing sector, and

•	increased credit spreads and defaults in collateralized debt obligations.
In addition, the unrealized losses on mortgage and asset-backed securities totaling $449.9 million were primarily due an increase in credit spreads and decrease in market liquidity resulting from concerns about mortgage defaults on subprime and other risky mortgages and potential downgrades or defaults of monoline bond insurers. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, therefore we do not consider these investments to be other-than-temporarily impaired at June 30, 2009. See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.
Mortgage and Asset-Backed Securities
Mortgage and other asset-backed securities comprised 27.9% at June 30, 2009 and 28.7% at December 31, 2008 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

FBL Financial Group, Inc.	June 30, 2009
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
Mortgage and Asset-Backed Securities by Type

	June 30, 2009
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,241,414	$1,260,547	$1,100,156	11.9%
Pass-through	306,338	297,882	307,680	3.3
Planned and targeted amortization class	455,011	457,811	409,187	4.4
Other	39,749	39,832	32,358	0.4

Total residential mortgage-backed securities	2,042,512	2,056,072	1,849,381	20.0
Commercial mortgage-backed securities	743,499	762,060	614,057	6.6
Other asset-backed securities	212,368	262,363	118,514	1.3

Total mortgage and asset-backed securities	$2,998,379	$3,080,495	$2,581,952	27.9%

	December 31, 2008
				Percent of Fixed
	Amortized Cost	Par Value	Carrying Value	Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,237,035	$1,264,691	$1,068,869	11.9%
Pass-through	219,447	219,855	225,513	2.5
Planned and targeted amortization class	508,133	513,373	464,296	5.2
Other	40,086	40,184	31,011	0.4

Total residential mortgage-backed securities	2,004,701	2,038,103	1,789,689	20.0
Commercial mortgage-backed securities	799,546	819,030	640,236	7.1
Other asset-backed securities	197,943	265,435	139,844	1.6

Total mortgage and asset-backed securities	$3,002,190	$3,122,568	$2,569,769	28.7%

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

FBL Financial Group, Inc.	June 30, 2009
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
Mortgage and Asset-Backed Securities by Collateral Type

	June 30, 2009			December 31, 2008
			Percent			Percent
	Amortized	Carrying	of Fixed	Amortized	Carrying	of Fixed
	Cost	Value	Maturities	Cost	Value	Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$682,172	$696,500	7.6%	$557,311	$579,489	6.5%
Prime	985,782	863,253	9.3	1,068,716	913,772	10.2
Alt-A	537,057	374,121	4.0	524,264	397,556	4.5
Subprime	30,126	18,977	0.2	30,133	20,311	0.2
Commercial mortgage	743,499	614,057	6.6	799,546	640,236	7.1
Non-mortgage	19,743	15,044	0.2	22,220	18,405	0.2

Total	$2,998,379	$2,581,952	27.9%	$3,002,190	$2,569,769	28.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.
Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	June 30, 2009
	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2009	$200,609	$199,438	$—	$—	$200,609	$199,438
2008	124,281	128,058	—	—	124,281	128,058
2007	72,091	64,145	60,028	29,795	132,119	93,940
2006	86,189	67,688	22,437	9,771	108,626	77,459
2005	48,465	47,690	—	—	48,465	47,690
2004 and prior	1,113,590	1,044,478	314,822	258,318	1,428,412	1,302,796

Total	$1,645,225	$1,551,497	$397,287	$297,884	$2,042,512	$1,849,381

FBL Financial Group, Inc.	June 30, 2009

	December 31, 2008
	Government & Prime		Alt-A		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost	Value
	(Dollars in thousands)
2008	$63,195	$67,391	$—	$—	$63,195	$67,391
2007	120,089	117,851	60,265	32,723	180,354	150,574
2006	117,671	106,016	22,436	11,099	140,107	117,115
2005	28,517	27,581	—	—	28,517	27,581
2004 and prior	1,273,488	1,162,275	319,040	264,753	1,592,528	1,427,028

Total	$1,602,960	$1,481,114	$401,741	$308,575	$2,004,701	$1,789,689

(1)	Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (78% in 2009 and 2008). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2009 and 32% in 2008) and MBIA Insurance Corporation (25% in 2009 and 2008). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.
Residential Mortgage-Backed Securities by Rating

	June 30, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$1,673,549	90.5%	$1,721,046	96.2%
AA	60,874	3.3	3,462	0.2
A	46,404	2.5	24,121	1.3
BBB	3,045	0.2	7,281	0.4
BB	15,560	0.8	17,326	1.0
B	30,217	1.6	16,453	0.9
CCC	19,732	1.1	—	—

Total	$1,849,381	100.0%	$1,789,689	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$192,185	$194,370	$197,725	$196,908
2007	181,037	114,505	194,169	114,816
2006	144,060	98,899	170,452	117,606
2005	56,499	43,888	56,220	41,877
2004 and prior	169,718	162,395	180,980	169,029

Total	$743,499	$614,057	$799,546	$640,236

FBL Financial Group, Inc.	June 30, 2009
Commercial Mortgage-Backed Securities by Rating

	June 30, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
GNMA	$339,058	55.2%	$386,634	60.4%
FNMA	15,613	2.5	15,611	2.4
AAA Generic AAA	60,591	9.9	1,174	0.2
Super Senior AAA	102,175	16.6	103,951	16.2
Mezzanine AAA	18,616	3.0	62,823	9.8
Junior AAA	42,327	6.9	41,662	6.5

Total AAA	223,709	36.4	209,610	32.7

AA	15,131	2.5	14,682	2.3
A	12,710	2.1	3,870	0.6
BBB	—	—	9,349	1.5
B	7,476	1.2	—	—
CCC	—	—	480	0.1
CC	360	0.1	—	—

Total	$614,057	100.0%	$640,236	100.0%

Government National Mortgage Association (GNMA or Ginnie Mae) guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Association (FHLMC or Freddie Mac) are government-sponsored enterprises (GSEs) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSEs have carried an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery act of 2008 allows the government to expand its line of credit to Fannie Mae and Freddie Mac and gives the U.S. Treasury the power to purchase an equity stake in the firms through the end of 2009.
The AAA rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic AAA is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17-27% range and the junior securities have subordination levels in the 9-16% range.
Other Asset-Backed Securities by Collateral Type and Origination Year

	June 30, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost (1)	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,985	$1,688	$18,996	$7,627	$—	$—	$7,078	$5,383	$36,059	$14,698
2006	9,737	3,519	82,770	40,858	—	—	—	—	92,507	44,377
2005	—	—	26,428	21,119	30,126	18,977	—	—	56,554	40,096
2004 and prior	3,007	3,049	11,576	6,633	—	—	12,665	9,661	27,248	19,343

Total	$22,729	$8,256	$139,770	$76,237	$30,126	$18,977	$19,743	$15,044	$212,368	$118,514

	December 31, 2008
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
	Cost (1)	Value	Cost (1)	Value	Cost (1)	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
2007	$9,989	$2,820	$17,442	$9,140	$—	$—	$7,091	$4,465	$34,522	$16,425
2006	9,726	5,966	66,826	45,740	—	—	—	—	76,552	51,706
2005	—	—	26,653	25,068	30,133	20,311	—	—	56,786	45,379
2004 and prior	3,352	3,361	11,602	9,033	—	—	15,129	13,940	30,083	26,334

Total	$23,067	$12,147	$122,523	$88,981	$30,133	$20,311	$22,220	$18,405	$197,943	$139,844

FBL Financial Group, Inc.	June 30, 2009

(1)	Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (47% in 2009 and 38% in 2008) and AMBAC Assurance Corporation (28% in 2009 and 34% in 2008). Insurance on 2007 Alt-A issues is provided by AMBAC Assurance Corporation (53% in 2009 and 57% in 2008), MBIA Insurance Corporation (26% in 2009 and 29% in 2008) and Financial Guaranty Insurance Co. (21% in 2009 and 14% in 2008). The 2006 and 2007 Government & Prime issues are 100% insured by AMBAC Assurance Corporation (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with non-mortgage collateral or collateral originating prior to 2006.
Other Asset-Backed Securities by Rating

	June 30, 2009		December 31, 2008
		Percent of		Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
AAA	$44,822	37.8%	$59,900	42.8%
AA	919	0.8	18,852	13.5
A	12,129	10.2	3,015	2.2
BBB	11,390	9.6	36,337	26.0
BB	35,524	30.0	11,666	8.3
B	5,597	4.7	2,615	1.9
CCC	2,665	2.2	4,894	3.5
CC	2,800	2.4	2,565	1.8
C	2,668	2.3	—	—

Total	$118,514	100.0%	$139,844	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At June 30, 2009, the fair value of our insured mortgage and asset-backed holdings totaled $70.4 million, or 2.7% of our mortgage and asset-backed portfolios and 0.8% of our total fixed income portfolio.
During 2009 and 2008, Financial Guarantee Insurance Co. (FGIC) was downgraded by rating agencies and concerns about the insurer’s ability to provide protection increased. Securities with existing or expected cash flow concerns that are wrapped by FGIC have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at June 30, 2009 because we do not have reason to believe that those guarantees, if needed, will not be honored. In addition, we have the intent and ability to hold these investments until a recovery of amortized cost, which may be maturity. We do not directly own any fixed income or equity investments in monoline bond insurers.

FBL Financial Group, Inc.	June 30, 2009
Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		June 30, 2009			December 31, 2008
	Insurers’	Residential	Other	Total	Residential	Other	Total
	S&P	Mortgage-	Asset-	Carrying	Mortgage-	Asset-	Carrying
	Rating (1)	Backed	Backed	Value	Backed	Backed	Value
	(Dollars in thousands)
Insured:
AMBAC Assurance Corporation	BBB	$—	$16,167	$16,167	$—	$18,380	$18,380
Assured Guaranty Ltd	AAA	7,971	—	7,971	11,608	—	11,608
Financial Guaranty Insurance Co.	CC	—	21,657	21,657	—	27,239	27,239
MBIA Insurance Corporation	BBB	14,939	9,648	24,587	15,762	10,558	26,320

Total with insurance		22,910	47,472	70,382	27,370	56,177	83,547
Uninsured:
GNMA		364,818	—	364,818	187,682	—	187,682
FHLMC		234,279	2,983	237,262	257,810	3,226	261,036
FNMA		94,333	66	94,399	130,613	135	130,748
Other		1,133,041	67,993	1,201,034	1,186,215	80,306	1,266,521

Total		$1,849,381	$118,514	$1,967,895	$1,789,690	$139,844	$1,929,534

(1)	Rating in effect as of June 30, 2009.
Collateralized Debt Obligations Collateralized debt obligation investments are included in the corporate securities portfolio. Our investments in collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities had a carrying value of $8.4 million and unrealized loss of $32.1 million at June 30, 2009 and a carrying value of $7.4 million and unrealized loss of $44.6 million at December 31, 2008. The unrealized loss decreased in 2009 primarily due to recording an other-than-temporary impairment on one security. Our investment professionals have stress tested all of these securities and determined that future principal losses are not expected on the remaining securities based on reasonably adverse conditions. See Note 2 to our consolidated financial statements for additional details on this testing. In addition, we do not intend to sell or believe we will be required to sell these securities before their anticipated recovery of amortized cost, therefore we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.
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

FBL Financial Group, Inc.	June 30, 2009
State, Municipal and Other Government Holdings by Insurance and Rating

	June 30, 2009
			Insured Bonds		Total Bonds
			By Underlying		By Underlying		Insured Bonds by
	Uninsured Bonds		Issue Rating		Issue Rating		Insurer Rating
	Carrying	% of	Carrying	% of	Carrying	% of	Carrying	% of
Rating	Value	Total	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
AAA (1)	$166,173	43.2%	$13,830	1.4%	$180,003	13.1%	$173,192	17.6%
AA	175,442	45.6	330,146	33.5	505,588	36.9	338,858	34.4
A	21,722	5.6	368,085	37.5	389,807	28.5	330,212	33.5
BBB	21,679	5.6	45,447	4.6	67,126	4.9	138,655	14.1
B	—	—	6,247	0.6	6,247	0.5	—	—
NR (2)	—	—	220,807	22.4	220,807	16.1	3,645	0.4

	$385,016	100.0%	$984,562	100.0%	$1,369,578	100.0%	$984,562	100.0%

	December 31, 2008
			Insured Bonds		Total Bonds by
			By Underlying		By Underlying		Insured Bonds by
	Uninsured Bonds		Issue Rating		Issue Rating		Insurer Rating
Rating	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
AAA (1)	$166,829	48.7%	$4,850	0.5%	$171,679	13.1%	$198,432	20.5%
AA	119,324	34.8	319,786	33.0	439,110	33.5	454,193	46.9
A	29,505	8.6	361,165	37.4	390,670	29.8	310,695	32.1
BBB	27,039	7.9	42,630	4.4	69,669	5.3	4,609	0.5
NR (2)	—	—	239,498	24.7	239,498	18.3	—	—

	$342,697	100.0%	$967,929	100.0%	$1,310,626	100.0%	$967,929	100.0%

(1)	AAA uninsured bonds includes $49.4 million in 2009 and $57.7 million in 2008 of bonds with GNMA and/or FNMA collateral.

(2)	No formal public rating issued. Approximately 59% in 2009 and 58% in 2008 of the non-rated securities relate to military housing bonds, which we believe have a “BBB” or above shadow rating; approximately 28% in 2009 and 29% in 2008 are revenue obligation bonds, and approximately 13% in 2009 and 2008 are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (62% in 2009 and 61% in 2008), Financial Security Assurance, Inc. (17% in 2009 and 16% in 2008), National Insurance Corporation (formerly MBIA Insurance Corporation) (15% in 2009 and 17% in 2008), and Financial Guaranty Insurance Co. (Reinsured by National Insurance Corporation) (6% in 2009 and 5% in 2008).
Equity Securities
Equity securities totaled $53.4 million at June 30, 2009 and $44.9 million at December 31, 2008. Gross unrealized gains totaled $3.3 million and gross unrealized losses totaled $12.2 million at June 30, 2009. At December 31, 2008, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $11.3 million on these securities. The unrealized losses in 2009 are primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. We believe these losses are due to concerns regarding the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds. We do not intend to sell or believe we will be required to sell these securities before their anticipated recovery; therefore, we do not consider them to be other-than-temporarily impaired at June 30, 2009.

FBL Financial Group, Inc.	June 30, 2009
Mortgage Loans
Mortgage loans totaled $1,336.2 million at June 30, 2009 and $1,381.9 million at December 31, 2008. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. Mortgages more than 60 days delinquent accounted for 1.1% of the carrying value of the mortgage portfolio as of June 30, 2009. The total number of commercial mortgage loans outstanding was 342 at June 30, 2009 and 352 at December 31, 2008. We did not issue any new loans in 2009. In 2008, new loans were generally $5.0 million to $15.0 million in size, with an average loan size of $5.5 million and an average loan term of 12 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.1% that are interest only loans at June 30, 2009. At June 30, 2009, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 58.2% and the weighted average debt service coverage ratio was 1.51.
Mortgage Loans by Collateral Type

	June 30, 2009		December 31, 2008
		Percent of		Percent of
Collateral Type	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
Retail	$459,654	34.4%	$467,942	33.8%
Office	437,401	32.7	466,068	33.7
Industrial	406,854	30.5	418,050	30.3
Other	32,256	2.4	29,794	2.2

Total	$1,336,165	100.0%	$1,381,854	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2009		December 31, 2008
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$336,681	25.2%	$341,728	24.8%
East North Central	264,372	19.8	269,876	19.5
Pacific	250,528	18.7	261,581	18.9
West North Central	169,077	12.7	172,283	12.5
Mountain	123,384	9.2	132,649	9.6
West South Central	67,090	5.0	69,582	5.0
Other	125,033	9.4	134,155	9.7

Total	$1,336,165	100.0%	$1,381,854	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	June 30, 2009		December 31, 2008
	Gross	Percent of	Gross	Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
0% - 50%	$335,791	25.1%	$330,144	23.9%
50% - 60%	287,957	21.6	269,816	19.6
60% - 70%	452,323	33.8	474,436	34.3
70% - 80%	217,967	16.3	267,159	19.3
80% - 90%	36,812	2.8	34,904	2.5
90% - 100%	5,315	0.4	5,395	0.4

Total	$1,336,165	100.0%	$1,381,854	100.0%

(1)	Loan-to-Value Ratio at origination

FBL Financial Group, Inc.	June 30, 2009
Mortgage Loans by Year of Origination

	June 30, 2009		December 31, 2008
	Gross	Percent of	Gross	Percent of
	Carrying Value	Total	Carrying Value	Total
	(Dollars in thousands)
2008	$203,878	15.3%	$205,925	14.9%
2007	288,168	21.6	291,261	21.1
2006	190,620	14.3	197,153	14.2
2005	134,151	10.0	136,753	9.9
2004 and prior	519,348	38.8	550,762	39.9

Total	$1,336,165	100.0%	$1,381,854	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. In 2009, we established a valuation allowance for two impaired loans totaling $0.9 million. There was no valuation allowance for mortgage loans at December 31, 2008. At June 30, 2009, we had three mortgage loans in the process of foreclosure with total outstanding principal balance of $14.6 million and property appraised value of $16.8 million.
Derivative Instruments
Derivative instruments consist primarily of call options supporting our index annuity business net of collateral received from counterparties totaling $36.6 million at June 30, 2009 and $12.9 million at December 31, 2008.
Asset-Liability Management
Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 8.7 years at June 30, 2009 and 8.9 years at December 31, 2008. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.7 at June 30, 2009. The effective duration of our annuity liabilities was approximately 6.9 June 30, 2009. The effective durations at June 30, 2009 were calculated by discounting expected cash flows using a corporate yield curve. In the past, effective duration was calculated using a U.S. Treasury yield curve. We believe the use of a corporate yield curve provides a more accurate view of the expected change in fair value given a change in market interest rates.
Collateral Related to Securities Lending and Other Transactions
We previously participated in a securities lending program whereby certain fixed maturity securities from our investment portfolio were loaned to other institutions for a short period of time. We required collateral equal to or greater than 102% of the fair value of the loaned securities and at least 100% collateral be maintained through the period the securities were on loan. The collateral was invested by the lending agent, in accordance with our guidelines, generating fee income that was recognized as net investment income over the period the securities were on loan. The collateral was accounted for as a secured borrowing and was recorded as an asset on our consolidated balance sheets, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheets with a fair value of $66.4 million at December 31, 2008 were on loan under the program, and we were liable for cash collateral under our control totaling $69.6 million at December 31, 2008. During 2008, we discontinued entering into any new securities lending agreements and we terminated the program in the second quarter of 2009.

FBL Financial Group, Inc.	June 30, 2009
Other Assets
Deferred policy acquisition costs decreased 3.3% to $1,321.0 million primarily due to the impact of increased surrenders and lower sales in the EquiTrust Life independent distribution channel. Deferred sales inducements increased 4.9% to $440.9 million at June 30, 2009 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $373.7 million at June 30, 2009 and $398.2 million at December 31, 2008, and increased deferred sales inducements $166.0 million at June 30, 2009 and $134.2 million at December 31, 2008. The impact of the change in net unrealized gain/losses on derivatives decreased deferred policy acquisition costs $9.1 million and increased deferred sales inducements $3.2 million during 2009. Assets held in separate accounts increased 3.1% to $595.0 million primarily due to a decrease in unrealized losses on the underlying investment portfolios.
Liabilities
Policy liabilities and accruals and other policyholders’ funds decreased 1.2% to $11,785.6 million at June 30, 2009 primarily due to decreases in interest sensitive and index product reserves as a result of the increased surrenders of the EquiTrust Life independent distribution business, partially offset by an increase in the volume of Farm Bureau Life’s business in force. We also paid off our $60.0 million line of credit borrowings in the first quarter of 2009, which reduced our short-term debt. Other liabilities increased 179.1% to $303.1 million primarily due to increases in payables for securities purchases.
Stockholders’ Equity
FBL Financial Group, Inc. stockholders’ equity increased 129.8% to $593.8 million at June 30, 2009, compared to $258.4 million at December 31, 2008. This increase is attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities and an increase in net income, partially offset by stockholders’ dividends.
At June 30, 2009, FBL’s common stockholders’ equity was $590.8 million, or $19.39 per share, compared to $255.4 million or $8.46 per share at December 31, 2008. Included in stockholders’ equity per common share is $11.47 at June 30, 2009 and $21.54 at December 31, 2008 attributable to accumulated other comprehensive loss.
Liquidity and Capital Resources
Cash Flows
During 2009, our operating activities generated cash flows totaling $227.9 million. This is primarily due to net income of $22.8 million adjusted for non-cash operating revenues and expenses netting to $205.1 million. We generated cash of $88.4 million in our investing activities during the 2009 period. The primary sources were from $1,117.2 million in sales, maturities or the repayment of investments, partially offset by $1,028.8 million of investment acquisitions. Our financing activities used cash of $348.1 million during the 2009 period. The primary uses were $1,220.0 million for return of policyholder account balances on interest sensitive and index products and repayment of the $60.0 million line of credit borrowings, partially offset by sources of $936.9 million from receipts from interest sensitive and index products credited to policyholder account balances.
Sources and Uses of Capital Resources
Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the six months ended June 30, 2009 included management fees from subsidiaries and affiliates of $4.2 million. Cash outflows are principally for salaries, taxes and other

FBL Financial Group, Inc.	June 30, 2009
expenses related to providing these management services, dividends on outstanding stock, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.
The Life Companies’ cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life historically had received capital contributions from FBL Financial Group, Inc. to help fund its growth or replenish capital. The Life Companies’ cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies’ continuing operations and financing activities relating to interest sensitive and index products used funds totaling $47.4 million for the six months ended June 30, 2009 and provided funds totaling $830.6 million the 2008 period.
EquiTrust Life had net cash outflows from operations and financing activities totaling $201.7 million for the six months ended June 30, 2009, primarily due to increased surrender activity resulting from the impact of the MVA feature on certain contracts as outlined in the “Impact of Recent Business Environment” section above. U.S. Treasury rates have increased over the six months in 2009 and surrenders declined steadily returning to normalized levels by the end of the second quarter. At June 30, 2009, EquiTrust Life direct annuity contracts with a reserve totaling $1,249.4 million had a gross surrender charge in excess of 5.0%, but a net surrender charge after the MVA of less than 5.0%. The anticipated surrenders, combined with the reduction in sales to preserve capital, may cause cash outflows in 2009 to continue exceeding cash inflows. Any net cash outflow is expected to be funded by cash on hand and to the extent necessary, proceeds from investment sales of fixed maturity securities in an unrealized gain position to meet these needs. At June 30, 2009, EquiTrust Life had cash and short-term investments on hand totaling $418.0 million and fixed maturity securities in an unrealized gain position totaling $1,549.5 million. In addition, in 2009 EquiTrust Life became a member of the Federal Home Loan Bank, which provides a source for securitized borrowings if needed. See the “Market Risks of Financial Instruments” section in our 2008 Annual Report on Form 10-K for additional discussion on the calculation and impact of MVAs on surrender activity and liquidity.
In the first quarter of 2009, we repaid the outstanding borrowings on our line of credit and terminated the agreement. See Note 5 to our consolidated financial statements for additional details regarding this agreement.
Interest payments on our debt totaled $13.1 million for the six months ended June 30, 2009 and $8.9 million for the 2008 period. Interest payments on our debt outstanding at June 30, 2009 are estimated to be $12.2 million for the remainder of 2009. We paid cash dividends on our common and preferred stock during the six-month period totaling $5.7 million in 2009 and $7.5 million in 2008. It is anticipated that quarterly cash dividend requirements for the third quarter of 2009 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $3.8 million during the remainder of 2009. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the “Farm Bureau” and “FB” designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL’s quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through February 28, 2010 and we anticipate they will continue to forgo such right thereafter.
The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2009, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $33.2 million. EquiTrust Life cannot pay a dividend without regulatory approval in 2009 due to its unassigned surplus position at December 31, 2008.

FBL Financial Group, Inc.	June 30, 2009
We manage the amount of our capital to be consistent with an A ratings objective from A.M. Best. As of June 30, 2009, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet this rating objective. However, this capital may not be sufficient if significant future losses are incurred and, given the current market conditions, access to additional capital could be limited.
FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $11.3 million at June 30, 2009. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $10.0 million from Farm Bureau Life and $2.8 million from other non-life insurance subsidiaries during the remainder of 2009.
As of June 30, 2009, we had no material commitments for capital expenditures.
On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at June 30, 2009, included $535.3 million of short-term investments, $6.0 million of cash and $1,227.0 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value.
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
Recently Adopted Accounting Changes
As discussed in Note 1 to our consolidated financial statements, we adopted several accounting pronouncements during the six months ended June 30, 2009.
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

FBL Financial Group, Inc.	June 30, 2009
Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2009, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company’s annual shareholders’ meeting was held on May 20, 2009.
(b) and (c) (i) Election of the following Class A directors to the Company’s Board of Directors:

	For	Withheld
Jerry L. Chicoine	34,929,885	1,890,458
Tim H. Gill	32,737,402	4,082,941
Robert H. Hanson	34,856,613	1,963,730
Paul E. Larson	31,761,532	5,058,811
Edward W. Mehrer	35,652,261	1,168,082
John E. Walker	32,875,005	3,945,338
(ii)	Election of the following Class B directors to the Company’s Board of Directors:

	For	Withheld
Steve L. Baccus	1,170,590	22,300
Craig D. Hill	1,170,590	22,300
Craig A. Lang	1,170,590	22,300
Keith R. Olsen	1,170,590	22,300
Kevin G. Rogers	1,170,590	22,300
(iii)	Approval of the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2009: Shareholders cast 36,891,902 votes for and 982,532 votes against the appointment of Ernst & Young LLP. There were 48,799 abstentions and no broker non-votes.
ITEM 6. EXHIBITS
(a) Exhibits:

3(ii)(a)	Second Restated and Amended Bylaws, as amended through February 18, 2009

10.4(a)	Forbearance letter agreement between FBL Financial Group, Inc. and Iowa Farm Bureau Federation

10.29(a)	Bonus Metrics Schedule dated June 29, 2009 for 2009 Restricted Stock Agreement between James E. Hohmann and FBL Financial Group dated April 29, 2009* (Confidential treatment has been requested for portions of this exhibit and confidential portions have been filed with the Securities and Exchange Commission.)

10.30	Termination Agreement and Release of All Claims, by and between James W. Noyce and FBL Financial Group, Inc., effective June 10, 2009*

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	exhibit relates to a compensatory plan for management or directors

FBL Financial Group, Inc.	June 30, 2009
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2009

FBL FINANCIAL GROUP, INC.
By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)