Form 10-Q
period 2009-09-30
FBL FINANCIAL GROUP INC
filed 2009-11-05
CIK 1012771

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to____________________

Commission File Number: 1‑11917

FBL Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Iowa	42‑1411715
(State of incorporation)	(I.R.S. Employer Identification No.)

5400 University Avenue, West Des Moines, Iowa	50266‑5997
(Address of principal executive offices)	(Zip Code)

(515) 225‑5400
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at November 2, 2009
Class A Common Stock, without par value	29,261,255
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.

FORM 10‑Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	4
	Consolidated Statements of Changes in Stockholder's Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II.	OTHER INFORMATION

Item 6.	Exhibits	54

SIGNATURES		55
EX‑10.31
EX‑31.1
EX‑31.2
EX‑32

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2009	December 31, 2008
Assets
Investments:
Fixed maturities - available for sale, at market (amortized cost: 2009 - $10,372,106; 2008 - $10,505,084)	$9,936,347	$8,965,443
Equity securities - available for sale, at market (cost: 2009 - $62,369; 2008 - $51,958)	58,990	44,863
Mortgage loans on real estate	1,306,678	1,381,854
Derivative instruments	52,089	12,933
Real estate	16,705	2,559
Policy loans	185,800	182,421
Other long-term investments	1,780	1,527
Short-term investments	325,898	262,459
Total investments	11,884,287	10,854,059

Cash and cash equivalents	12,892	37,710
Securities and indebtedness of related parties	19,146	18,921
Accrued investment income	141,172	136,893
Amounts receivable from affiliates	13,086	15,791
Reinsurance recoverable	128,342	107,854
Deferred policy acquisition costs	1,120,121	1,365,609
Deferred sales inducements	356,193	420,147
Value of insurance in force acquired	38,603	63,121
Property and equipment, less allowances for depreciation of $64,360 in 2009 and $63,730 in 2008	19,486	23,074
Current income taxes recoverable	—	14,389
Deferred income tax benefit	18,137	305,080
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	—	67,953
Other assets	81,015	41,623
Assets held in separate accounts	677,142	577,420

Total assets	$14,520,792	$14,060,814

FBL FINANCIAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

	September 30, 2009	December 31, 2008
Liabilities and stockholders' equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,375,382	$10,531,967
Traditional life insurance and accident and health products	1,360,527	1,328,506
Unearned revenue reserve	28,665	34,663
Other policy claims and benefits	25,867	38,256
	11,790,441	11,933,392
Other policyholders' funds:
Supplementary contracts without life contingencies	506,924	504,885
Advance premiums and other deposits	179,373	167,473
Accrued dividends	9,803	10,241
	696,100	682,599

Amounts payable to affiliates	1,453	247
Short-term debt	—	59,446
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,064	271,005
Current income taxes payable	14,767	—
Collateral payable for securities lending and other transactions	33	69,656
Other liabilities	127,476	108,588
Liabilities related to separate accounts	677,142	577,420
Total liabilities	13,678,476	13,802,353

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common Stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,259,033 shares in 2009 and 28,975,889 shares in 2008	108,274	104,090
Class B common Stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive loss	(116,996)	(649,758)
Retained earnings	840,410	793,511
Total FBL Financial Group, Inc. stockholders' equity	842,210	258,365
Noncontrolling interest	106	96
Total stockholder's equity	842,316	258,461
Total liabilities and stockholders' equity	$14,520,792	$14,060,814

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Interest sensitive and index product charges	$34,915	$32,931	$129,046	$93,837
Traditional life insurance premiums	37,576	36,282	116,484	111,184
Net investment income	180,168	181,888	547,009	522,555
Derivative income (loss)	49,426	(40,951)	41,825	(171,532)
Net realized capital gains (losses) on sales of investments	2,494	(913)	37,973	3,093

Total other-than-temporary impairment losses	(8,581)	(26,243)	(88,432)	(133,617)
Non-credit portion in other comprehensive loss	6,957	—	37,780	—
Net impairment loss recognized in earnings	(1,624)	(26,243)	(50,652)	(133,617)

Other income	4,588	6,545	13,835	19,365
Total revenues	307,543	189,539	835,520	444,885

Benefits and expenses:
Interest sensitive and index product benefits	95,360	111,074	319,198	320,312
Change in value of index product embedded derivatives	96,371	(37,529)	139,052	(171,020)
Traditional life insurance benefits	23,407	23,353	69,964	73,207
Increase in traditional life future policy benefits	9,991	11,084	29,819	33,511
Distributions to participating policyholders	4,760	4,813	14,738	15,106
Underwriting, acquisition and insurance expenses	43,891	50,676	172,057	144,359
Interest expense	6,116	4,464	19,164	13,363
Other expenses	4,103	5,585	14,583	17,677
Total benefits and expenses	283,999	173,520	778,575	446,515
	23,544	16,019	56,945	(1,630)
Income taxes	(7,802)	(4,904)	(18,528)	2,634
Equity income, net of related income taxes	140	86	301	44
Net income	15,882	11,201	38,718	1,048
Net loss attributable to noncontrolling interest	33	15	125	31
Net income attributable to FBL Financial Group, Inc.	$15,915	$11,216	$38,843	$1,079

Earnings per common share	$0.53	$0.37	$1.29	$0.03
Earnings per common share - assuming dilution	$0.53	$0.37	$1.29	$0.03

Cash dividends per common share	$0.0625	$0.1250	$0.2500	$0.3750

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2008	$3,000	$108,746	$(36,345)	$827,490	$91	$902,982
Change in measurement date of benefit plans	—	—	—	(770)	—	(770)
Comprehensive loss:
Net income - nine months ended September 2008	—	—	—	1,079	(31)	1,048
Change in net unrealized investment gains/losses	—	—	(340,820)	—	—	(340,820)
Change in underfunded status of other postretirement benefit plans	—	—	14	—	—	14
Total comprehensive loss (b)						(339,758)
Adjustment resulting from capital transactions of equity investee	—	(87)	—	—	—	(87)
Stock-based compensation, including the issuance of 153,865 common shares under compensation plans	—	4,866	—	—	—	4,866
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(11,181)	—	(11,181)
Receipts related to noncontrolling interest	—	—	—	—	61	61
Balance at September 30, 2008	$3,000	$113,525	$(377,151)	$816,506	$121	$556,001

Balance at January 1, 2009	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net income - nine months ended September 30, 2009	—	—	—	38,843	(125)	38,718
Change in net unrealized investment gains/losses	—	—	567,100	—	—	567,100
Non-credit impairment losses	—	—	(18,707)	—	—	(18,707)
Change in underfunded status of the other postretirement benefit plans	—	—	10	—	—	10
Total comprehensive income (b)						587,121
Stock-based compensation, including the issuance of 283,144 common shares under compensation plans	—	4,184	—	—	—	4,184
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(7,473)	—	(7,473)
Receipts related to noncontrolling interest	—	—	—	—	135	135
Balance at September 30, 2009	$3,000	$115,796	$(116,996)	$840,410	$106	$842,316

(a)	For 2008, ($6) thousand of the adjustment resulting from capital transaction of an equity investee was allocated to Class B common stock. All other activity for the periods shown relates to Class A Common Stock.

(b)	Detail of comprehensive income (loss) for the quarter and nine-month periods is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total comprehensive income (loss)	$248,412	$(179,185)	$587,121	$(339,758)
Comprehensive income (loss) attributable to FBL Financial Group, Inc.	248,445	(179,170)	587,246	(339,727)

See accompanying notes.

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
Operating activities
Net income	$38,718	$1,048
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	247,902	244,467
Change in fair value of embedded derivatives	139,052	(171,020)
Charges for mortality, surrenders and administration	(125,502)	(88,408)
Deferral of unearned revenues	1,514	1,177
Amortization of unearned revenue reserve	(1,602)	(1,165)
Provision for depreciation and amortization of property and equipment	4,995	11,676
Provision for accretion and amortization of investments	(3,569)	(4,004)
Realized losses on investments	12,679	130,524
Change in fair value of derivatives	(38,428)	137,973
Increase in traditional life and accident and health benefit accruals	32,021	33,829
Policy acquisition costs deferred	(78,991)	(127,680)
Amortization of deferred policy acquisition costs	99,705	74,741
Amortization of deferred sales inducements	38,280	39,445
Amortization of value of insurance in force	2,178	1,979
Change in accrued investment income	(4,279)	(26,277)
Change in amounts receivable from/payable to affiliates	3,911	666
Change in reinsurance recoverable	(20,488)	18,046
Change in current income taxes	29,156	(14,948)
Provision for deferred income taxes	(9,006)	8,765
Other	(26,506)	(3,320)
Net cash provided by operating activities	341,740	267,514

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities - available for sale	1,364,783	495,576
Equity securities - available for sale	88	15,474
Mortgage loans on real estate	60,621	45,729
Derivative instruments	51,462	31,633
Policy loans	29,663	28,688
	1,506,617	617,100
Acquisition of investments:
Fixed maturities - available for sale	(1,208,385)	(1,566,994)
Equity securities available for sale	(10,415)	(223)
Mortgage loans on real estate	(511)	(141,041)
Derivative instruments	(50,063)	(144,283)
Policy loans	(33,042)	(30,385)
Short term investments - net	(63,439)	(18,089)
	(1,365,855)	(1,901,015)

FBL FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Nine months ended September 30,
	2009	2008
Investing activities - continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$26	$529
Purchases of property and equipment	(3,975)	(11,793)
Disposal of property and equipment	2,633	1,816
Net cash provided by (used in) investing activities	139,446	(1,293,363)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,116,523	1,810,387
Return of policyholder account balances on interest sensitive and index products	(1,556,889)	(807,328)
Proceeds from short-term note payable to affiliate	—	20,000
Proceeds from long-term debt	—	14,000
Repayment of short-term debt	(60,000)	—
Receipts related to noncontrolling interests - net	135	61
Excess tax deductions on stock-based compensation	96	129
Issuance of common stock	1,716	3,126
Dividends paid	(7,585)	(11,293)
Net cash provided by (used in) financing activities	(506,004)	1,029,082
Increase (decrease) in cash and cash equivalents	(24,818)	3,233
Cash and cash equivalents at beginning of period	37,710	84,015
Cash and cash equivalents at end of period	$12,892	$87,248

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$19,546	$13,465
Income taxes	(1,556)	3,443
Non-cash operating activity:
Deferral of sales inducements	27,463	46,632
Non-cash investing activity:
Foreclosure of mortgage loans to real estate	14,173	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of FBL Financial Group, Inc. (we or the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Our financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position and results of operations. We have evaluated our consolidated financial statements for subsequent events through November 5, 2009, the date of the filing of this Form 10‑Q.

Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10‑K for a complete description of our material accounting policies. Also included in the Form 10‑K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Accounting Changes

In July 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). This guidance establishes two levels of U.S. generally accepted accounting principles (GAAP) - authoritative and nonauthoritative. The FASB Codification is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is now nonauthoritative. As the Codification did not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued guidance which removes the concept of and exceptions for a qualifying special-purpose entity from GAAP. The objective of this guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance is effective for financial statements for periods that begin after November 15, 2009. We are currently evaluating the impact of adoption, but do not expect it to be material to our consolidated financial statements.

In June 2009, the FASB issued guidance which seeks to improve financial reporting by enterprises involved with variable interest entities. This guidance addresses (1) the effects on certain provisions of GAAP as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the accounting and disclosures that do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This guidance is effective for financial statements for periods that begin after November 15, 2009. We are currently evaluating the impact of adoption, but do not expect it to be material to our consolidated financial statements.

In June 2009, we adopted guidance that establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. See the Basis of Presentation section above for this new disclosure. The adoption of this guidance did not have any impact on our consolidated financial statements.

In June 2009, we adopted guidance that expands annual disclosures about the fair value of financial instruments to interim financial statements. This guidance did not have a significant impact on our consolidated financial statements but did increase our disclosures about fair value measurements.

Effective January 1, 2009, we adopted guidance that specifies criteria for determining whether impairments in debt securities are other than temporary and requires that the non-credit portion of an impairment be recorded in accumulated other comprehensive loss rather than the statements of operations. The guidance also requires additional disclosures relating to other-than-temporary impairments and unrealized losses on investments in interim and annual financial statements. The impact of adoption increased net income by $18.7 million ($0.62 per basic and diluted common share) for the nine months ended September 30, 2009 and $2.7 million ($0.09 per basic and diluted common share) for the third quarter. In addition, the adoption resulted in a reclassification from retained earnings to accumulated other comprehensive loss of $15.6 million for the non-credit portion of other-than-temporary impairments on securities held on January 1, 2009.

Effective January 1, 2009, we adopted guidance that provides additional instruction for determining whether a market for a financial asset is not active and a transaction is distressed for fair value measurement purposes as defined in GAAP. The adoption of this guidance did not have a significant impact on our consolidated financial statements but did increase our disclosures about fair value measurements.

Effective January 1, 2009, we adopted guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, which requires that the noncontrolling interest be reported in equity, and the related net income (loss) and comprehensive income (loss) be included in the respective lines of the consolidated financial statements. The impact of this adoption on our consolidated financial statements was not significant and resulted in a reclassification of the noncontrolling interest amounts for the current and prior periods.

Effective January 1, 2009, we adopted guidance which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of GAAP have been applied, and the impact that hedges have on an entity's financial position, financial performance and cash flows. The adoption of this guidance did not have any impact on our consolidated financial statements. See Note 3 for disclosures about our derivative instruments and hedging activities.

Effective January 1, 2009, we adopted guidance that establishes accounting and reporting standards for valuing equity method investees and their equity transactions. As a result of this adoption, equity adjustments resulting from capital transactions of equity investees are reported as realized gains or losses in the consolidated statements of operations rather than the consolidated statements of changes in stockholders' equity. Application of this guidance did not have a material impact to our financial statements.

Reclassifications

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 financial statement presentation.

2. Investment Operations

Fixed Maturities and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Bonds:
Corporate securities	$5,448,635	$223,459	$(270,726)	$5,401,368
Residential mortgage-backed securities	2,037,982	28,977	(155,630)	1,911,329
Commercial mortgage-backed securities	791,896	30,499	(92,513)	729,882
Other asset-backed securities	233,549	271	(106,657)	127,163
Collateralized debt obligations	40,347	—	(25,873)	14,474
United States Government and agencies	139,670	14,108	(136)	153,642
State, municipal and other governments	1,675,027	26,542	(107,855)	1,593,714
Redeemable preferred stocks	5,000	—	(225)	4,775
Total fixed maturities	$10,372,106	$323,856	$(759,615)	$9,936,347

Equity securities:
Non-redeemable preferred stocks	$40,649	$3,504	$(6,763)	$37,390
Common stocks	21,720	40	(160)	21,600
Total equity securities	$62,369	$3,544	$(6,923)	$58,990

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	September 30, 2009
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$75,577	$76,237
Due after one year through five years	1,144,021	1,151,535
Due after five years through ten years	2,799,153	2,807,193
Due after ten years	3,284,928	3,128,233
	7,303,679	7,163,198
Residential mortgage-backed securities	2,037,982	1,911,329
Commercial mortgage-backed securities	791,896	729,882
Other asset-backed securities	233,549	127,163
Redeemable preferred stocks	5,000	4,775
	$10,372,106	$9,936,347

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net Unrealized Losses on Fixed Maturity and Equity Securities

September 30, 2009
(Dollars in thousands)
Unrealized depreciation on:
Fixed maturities - available for sale	$(435,759)
Equity securities - available for sale	(3,379)
Interest rate swaps	(413)
(439,551)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	176,271
Deferred sales inducements	81,625
Value of insurance in force acquired	3,023
Unearned revenue reserve	(1,062)
Provision for deferred income taxes	62,898
(116,796)
Proportionate share of net unrealized investment gains of equity investees	1
Net unrealized investment losses	$(116,795)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $577.7 million for the nine months ended September 30, 2009. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive loss are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

  historical operating trends;
  business prospects;
  status of the industry in which the company operates;
  analyst ratings on the issuer and sector;
  quality of management;
  size of the unrealized loss;
  level of current market interest rates compared to market interest rates when the security was purchased;
  length of time the security has been in an unrealized loss position; and
  our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery.

Fixed Maturity Securities with Unrealized Losses by Length of Time Unrealized

	September 30, 2009
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate securities	$198,393	$(20,355)	$1,720,967	$(250,371)	$1,919,360	$(270,726)
Residential mortgage-backed securities	14,452	(1,682)	1,024,944	(153,948)	1,039,396	(155,630)
Commercial mortgage-backed securities	600	(101)	240,494	(92,412)	241,094	(92,513)
Other asset-backed securities	24,323	(17,941)	96,543	(88,716)	120,866	(106,657)
Collateralized debt obligations	—	—	14,136	(25,873)	14,136	(25,873)
Unites States Governments & agencies	—	—	14,697	(136)	14,697	(136)
State, municipal and other governments	141,136	(6,496)	683,083	(101,359)	824,219	(107,855)
Redeemable preferred stocks	4,775	(225)	—	—	4,775	(225)
Total fixed maturities	$383,679	$(46,800)	$3,794,864	$(712,815)	$4,178,543	$(759,615)

Included in the above table are 800 securities from 536 issuers at September 30, 2009. The unrealized losses are primarily due to wide spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. The following summarizes the more significant unrealized losses by investment category as of September 30, 2009.

Corporate securities: The unrealized losses on corporate securities represent 35.6% of our total unrealized losses. The largest losses were in the financial services sector ($1,055.5 million carrying value and $214.2 million unrealized loss). The largest unrealized losses in the financial services sector were in the depository institutions sector ($355.9 million carrying value and $87.5 million unrealized loss) and the holding and other investment offices sector ($456.2 million carrying value and $80.7 million unrealized loss). The unrealized losses in the depository institutions sector are primarily due to a decrease in market liquidity and concerns regarding the underlying credit quality of subprime and other assets held by foreign or large national and regional domestic banks. The majority of unrealized losses in the holding and other investment offices sector are commercial real estate investment trust bonds. The unrealized losses in the real estate investment trust bonds are primarily due to an increase in credit spreads due to the sector's exposure to commercial real estate and market concerns about the ability to access the capital markets. Because we do not intend to sell or believe we will be required to sell these securities before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 20.5% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on Alt-A and other risky mortgages. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 12.2% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Other asset-backed securities: The unrealized losses on asset-backed securities represent 14.0% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and home equity loans. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Collateralized debt obligations: The unrealized losses on collateralized debt obligations represent 3.4% of our total unrealized losses. Our investments in synthetic collateralized debt obligations are backed by credit default swaps with no home equity exposure. The unrealized losses are primarily due to actual defaults in the collateral, general spread widening and market concerns of increased defaults in the future. We have stress tested all of these securities and determined that future principal losses are not expected based on reasonably adverse conditions. Assuming a 35% recovery, on average these investments could all withstand four to ten more defaults without losing any principal. The number of defaults is an estimate based on the remaining credit enhancement (subordination) that remains in each security. Each default that occurs reduces subordination to the security, depending on the loss amount and exposure. Depending on the investment, the synthetic collateralized debt obligations we own have exposure to approximately 120 to 150 reference names, which results in an average default level of 3.0% to 8.0% before we would lose principal. Based on long-term historical performance, we do not expect future defaults will exceed these levels and believe the existing subordination is sufficient to maintain the value of our investments. In addition, because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 14.2% of our total unrealized losses, and were primarily caused by general spread widening, concerns regarding the future of the monoline bond insurers and concerns regarding the impact of the recession on municipalities. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. Because the decline in fair value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers, and because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $14.8 million at September 30, 2009. The $14.8 million unrealized loss is from one CCC rated collateralized debt obligation. This security has been impacted by the actual defaults in the collateral underlying the security. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $34.8 million at September 30, 2009. The $34.8 million unrealized loss from one issuer relates to ten different securities that are backed by different pools of commercial mortgage loans. All but two of the ten securities are rated investment grade and the unrealized loss on the two non-investment grade securities totaled $7.7 million. The largest unrealized loss on any one security is $6.8 million at September 30, 2009.

We also have $6.9 million of gross unrealized losses on equity securities with an estimated fair value of $26.4 million at September 30, 2009. The majority of the unrealized losses are attributable to non-redeemable perpetual preferred securities in the financial sector. All of the unrealized losses on equity securities are greater than one year. The unrealized losses on these securities are primarily due to concerns about the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery; therefore we do not consider them to be other-than-temporarily impaired at September 30, 2009.

Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. If this review indicates a decline in fair value is other than temporary, the carrying value of the investment is reduced to its fair value. Effective January 1, 2009, with adoption new GAAP guidance, when our review indicates a decline in fair value is other than temporary, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive loss for the non-credit loss component. For fixed maturity securities, the previous amortized cost adjusted by the credit loss becomes the new cost basis for the security. For equity securities, the fair value becomes the new cost basis for the security. Prior to 2009, the full amount of other-than-temporary impairment write downs was recognized as a realized loss on investments in the statement of operations and the fair value of fixed maturity and equity securities became the new cost basis for the security.

After an other-than-temporary write-down of all equity securities and any fixed maturity securities with a credit only impairment, the cost basis is generally not adjusted for subsequent recoveries in fair value. However, for fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

When an other-than-temporary impairment occurs, the amount recognized in earnings is based on our intent or requirement to sell the security and significant assumptions regarding the present value of expected cash flows for each security. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and collateralized debt obligations include collateral pledged, scheduled principal and interest payments, default levels, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturity securities include scheduled principal and interest payments and an estimated recovery value, generally based on a percentage return of the current market value.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

	Three months ended September 30, 2009	Nine months ended September 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$(121,712)	$(106,421)
Increase for which an impairment was not previously recognized	(1,614)	(42,086)
Increases to previously impaired investments	(10)	(7,701)
Reductions due to investments sold	14,986	47,858
Balance at September 30, 2009	$(108,350)	$(108,350)

Sales, Maturities and Principal Repayments on Fixed Maturity Securities

	Three months ended September 30, 2009
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds
	(Dollars in thousands)
Scheduled principal repayments and calls - available for sale	$140,848	$—	$—	$140,848
Sales - available for sale	180,390	8,905	(6,400)	182,895
Total	$321,238	$8,905	$(6,400)	$323,743

	Nine months ended September 30, 2009
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds
	(Dollars in thousands)
Scheduled principal repayments and calls - available for sale	$396,810	$—	$—	$396,810
Sales - available for sale	932,174	45,453	(9,654)	967,973
Total	$1,328,984	$45,453	$(9,654)	$1,364,783

Realized losses on sales were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired at the prior quarter end, but decreased in value during the quarter.

Mortgage Loans on Real Estate

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property. Our policies also establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

We establish an allowance as needed, consisting of specific reserves, for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements. At September 30, 2009, we held a valuation allowance for one impaired loan totaling $0.4 million. There was no valuation allowance for mortgage loans at December 31, 2008. During the third quarter of 2009, we foreclosed on three mortgage loans with a book value totaling $14.2 million and took possession of the real estate with an appraised value totaling $16.8 million.

3. Derivative Instruments

We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $100.0 million at September 30, 2009 and December 31, 2008. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates. Losses from the interest rate settlements totaled $3.6 million during the first nine months of 2009 and $2.0 million in the 2008 period. The change in unrealized loss on these swaps increased derivative income $2.3 million for the nine months ended September 30, 2009 and $2.1 million in the 2008 period.

In 2006, we also entered into an interest rate swap to hedge the variable component of the interest rate on our $46.0 million outstanding line of credit borrowings at that time. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). Prior to 2009, any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to this portion of the line of credit. Losses from interest rate settlements on this swap totaled $1.3 million in the first nine months of 2009 and were included in derivative income (loss). For the nine month period in 2008, these losses increased interest expense $0.5 million. Derivative income (loss) for the nine months ended September 30, 2009 also includes the unrealized loss on the swap at December 31, 2008 of $2.7 million, which was previously included in accumulated other comprehensive loss, partially offset by the swap's increase in fair value during the period, which totaled $0.7 million.

Summary of Swaps
				Carrying and Fair Value
Maturity Date	Notional Amount	Receive Rate	Pay Rate	September 30, 2009	December 31, 2008
				(Dollars in thousands)
1/1/2010	$50,000	1 month LIBOR*	4.858%	$(593)	$(1,860)
10/7/2010	46,000	3 month LIBOR*	4.760%	(1,956)	(2,692)
6/1/2011	50,000	1 month LIBOR*	5.519%	(3,722)	(4,905)
				$(6,271)	$(9,457)

* London Interbank Offered Rate

When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at September 30, 2009. There was no ineffectiveness recorded in the consolidated statements of operations during 2008 for instruments designated as hedges.

We write index annuities directly and assume index annuity business under a coinsurance agreement. Index annuities guarantee the return of principal to the contract holder and credit amounts based on a percentage of the gain in a specified market index. Most of the premium received is invested in investment grade fixed income securities and a portion of the premium received from the contract holder is used to purchase derivatives consisting of one-year or two-year call options on the applicable market indices to fund the index credits due to the index annuity contract holders. On the respective anniversary dates of the index annuity contracts, the market index used to compute the index credits is reset and new call options are purchased to fund the next index credit. Although the call options are designed to be effective hedges from an economic standpoint, they do not meet the requirements for hedge accounting treatment under GAAP. Therefore, the change in fair value of the options is recognized in earnings in the period of change. The cost of the options can be managed through the terms of the index annuities, which permit changes to participation rates, asset fees and/or caps, subject to guaranteed minimums.

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $52.1 million at September 30, 2009 and $12.9 million at December 31, 2008. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $25.7 million at September 30, 2009 and $5.6 million at December 31, 2008. Derivative income (loss) includes $44.8 million for the first nine months of 2009 and ($169.6) million for the 2008 period relating to changes in fair value, net of call option proceeds.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled $139.1 million for the first nine months of 2009 and ($171.0) million for the 2008 period.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $0.7 million at September 30, 2009 and ($0.9) million at December 31, 2008. The fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was $0.3 million at September 30, 2009 and at December 31, 2008. Derivative income from our modified coinsurance contracts totaled $1.6 million for the first nine months of 2009 and less than $0.1 million for the 2008 period.

4. Fair Values

GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is based on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP also establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of instrument and the characteristics specific to the instrument. Financial instruments with readily available active quoted prices or those for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. For some investments, little market activity may exist and management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions of what a market participant would consider for the fair value, which involves a significant degree of judgment.

The fixed income markets in 2008 and early 2009 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. Market conditions improved substantially during the third quarter of 2009; however, credit downgrade events and an increased probability of defaults are expected to continue and peak late in 2009. In addition, certain market sectors remain dislocated which increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.

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

Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows of each loan at an interest rate equal to a spread above the U.S. Treasury bond yield that corresponds to the loan's expected life. These spreads are based on overall market pricing of commercial mortgage loans at the time of valuation.

Derivative instruments: Fair values for call options are based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral received. Prices are verified internally using analytical tools.

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

Collateral payable for securities lending and other transactions: Fair values are obtained from an independent pricing source and evaluated internally.

Other liabilities: Fair values for interest rate swaps are based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral paid. Prices are verified internally using analytical tools. We are not required to estimate fair values for the remainder of the other liabilities balances.

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	September 30, 2009
	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$9,936,347	$9,936,347
Equity securities - available for sale	58,990	58,990
Mortgage loans on real estate	1,306,678	1,251,289
Derivative instruments	52,089	52,089
Policy loans	185,800	235,862
Other long-term investments	1,780	1,780
Cash and short-term investments	338,790	338,790
Reinsurance recoverable	26,665	26,665
Assets held in separate accounts	677,142	677,142

Liabilities
Future policy benefits	$9,475,347	$8,498,278
Other policyholders' funds	685,106	717,350
Long-term debt	371,064	264,274
Collateral payable for securities lending and other transactions	33	33
Other liabilities	6,271	6,271
Liabilities related to separate accounts	677,142	657,062

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories.

Level 1 - Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level 1 are listed equities, mutual funds, money market funds and non-interest bearing cash. As required by GAAP, we do not adjust the quoted price for these financial instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 - Pricing inputs are other than quoted prices in active markets which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methods. Financial instruments which are generally included in this category include fixed maturity securities (including public and private bonds), less liquid and restricted equity securities and over-the-counter derivatives that are priced by third-party pricing services or internal systems using observable inputs.

Fair values of all Level 2 fixed maturity public securities are obtained primarily from a variety of independent pricing sources, whose results we evaluate internally. We generally obtain one or two prices per security, which are compared to relevant credit information, perceived market movements and sector news. Market indices of similar rated asset class spreads are consulted for valuations and broker indications of similar securities are compared. If the issuer has had trades in similar debt outstanding but not necessarily the same rank in the capital structure, spread information is used to support fair value. If discrepancies are identified, additional quotes are obtained and the quote that best reflects a fair value exit price at the reporting date is selected. Fair value of most of our private investments are determined using matrix pricing with substantially all observable inputs, such as industry classification, duration and rating.

Level 3 - Pricing inputs are unobservable for the financial instrument and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include non-binding broker and internally priced mortgage or other asset-backed securities and other publicly traded issues, private corporate securities and index annuity embedded derivatives.

Fair values of private investments in Level 3 are determined by reference to public market, private transactions or valuations for comparable companies or assets in the relevant asset class when such amounts are available. For other securities where an exit price based on relevant observable inputs is not obtained, the fair value is determined using an enhanced matrix calculation. The matrix pricing performed by pricing services and we include a discounted cash flow analysis using a spread, including the specific creditors' credit default swap spread (if available), over U.S. Treasury bond yields, adjusted for the maturity/average life differences. Spread adjustments are intended to reflect an illiquidity premium and take into account a variety of factors including but not limited to: senior unsecured versus secured status, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

Valuation of our Financial Instruments by Fair Value Hierarchy Levels

	September 30, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,230,133	$171,235	$5,401,368
Residential mortgage-backed securities	—	1,911,329	—	1,911,329
Commercial mortgage-backed securities	—	688,768	41,114	729,882
Other asset-backed securities	—	105,232	21,931	127,163
Collateralized debt obligations	—	—	14,474	14,474
United States Government and agencies	—	138,945	14,697	153,642
State, municipal and other governments	—	1,482,442	111,272	1,593,714
Redeemable preferred stocks	—	4,775	—	4,775
Non-redeemable preferred stocks	—	37,390	—	37,390
Common stocks	2,569	19,031	—	21,600
Derivative instruments	—	52,089	—	52,089
Other long-term investments	—	—	1,780	1,780
Cash and short-term investments	338,790	—	—	338,790
Reinsurance recoverable	—	26,665	—	26,665
Assets held in separate accounts	677,142	—	—	677,142

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$493,630	$493,630
Other liabilities	—	6,271	—	6,271
Collateral payable for securities lending and other transactions	—	33	—	33

Approximately 3.8% of the total fixed maturities are included in the Level 3 group. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets was valued at less than $0.4 million at September 30, 2009. The nonperformance risk for our liabilities was valued at $123.5 million at September 30, 2009.

Level 3 Fixed Maturity Investments by Valuation Source

	September 30, 2009
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Assets
Corporate securities	$122,872	$48,363	$171,235
Commercial mortgage-backed securities	36,011	5,103	41,114
Other asset-backed securities	21,931	—	21,931
Collateralized debt obligations	14,474	—	14,474
United States Government and agencies	14,697	—	14,697
State, municipal and other governments	111,272	—	111,272
Total	$321,257	$53,466	$374,723
Percent of total	85.7%	14.3%	100.0%

Level 3 Financial Instruments Changes in Fair Value

	September 30, 2009
	Balance, December 31, 2008	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, September 30, 2009
	(Dollars in thousands)
Assets
Corporate securities	$635,240	$(15,204)	$10,546	$(459,888)	$541	$171,235
Residential mortgage-backed securities	70,003	—	—	(70,003)	—	—
Commercial mortgage-backed securities	24,122	8,042	9,186	—	(236)	41,114
Other asset-backed securities	24,194	(1,266)	(4,032)	3,001	34	21,931
Collateralized debt obligations	7,414	—	7,062	—	(2)	14,474
United States Government and agencies	16,080	—	539	(1,929)	7	14,697
State, municipal and other governments	126,038	9,825	(4,571)	(19,999)	(21)	111,272
Redeemable preferred stocks	4,526	—	—	(4,526)	—	—
Other long-term investments	1,527	—	—	—	—	1,527
Total	$909,144	$1,397	$18,730	$(553,344)	$323	$376,250

The change in unrealized gains/losses on Level 3 investments held at September 30, 2009 was $32.4 million.

(1)

Included in the net transfers in (out) line above is $560.0 million of securities that were priced using a broker only quote at December 31, 2008 that were transferred to a pricing service that uses observable market data in the prices and $6.7 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at September 30, 2009.

Future Policy Benefits - Index Product Embedded Derivatives
Nine months ended September 30, 2009
(Dollars in thousands)
Balance, December 31, 2008	$523,515
Premiums less benefits, net	(21,850)
Impact of unrealized gains (losses), net	(8,035)
Balance, September 30, 2009	$493,630

Change in unrealized gains/losses on embedded derivatives held at September 30, 2009 (2)	$(8,035)

(2)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

5. Credit Agreement

At December 31, 2008, we had $60.0 million in borrowings on a revolving line of credit agreement with Bank of America National Association and Bankers Trust Company, N.A. During the first quarter of 2009, we paid off all borrowings and closed the line of credit.

6. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations for the third quarter totaled $1.9 million for 2009 and $1.1 million for 2008, and for the nine months ended September 30 totaled $6.6 million for 2009 and $3.4 million for 2008. The pension cost increased in 2009 primarily due to losses on plan assets in 2008 and a settlement charge estimate accrued in the second quarter of 2009.

Components of Net Periodic Pension Cost for all Employers in the Multiemployer Plans

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Service cost	$1,861	$1,659	$5,582	$4,977
Interest cost	3,889	3,709	11,669	11,127
Expected return on assets	(2,997)	(3,495)	(8,991)	(10,485)
Amortization of prior service cost	185	196	555	588
Amortization of actuarial loss	2,217	945	6,649	2,835
Settlement expense	—	—	1,496	—
Net periodic pension cost - all employees	$5,155	$3,014	$16,960	$9,042

7. Commitments and Contingencies

In the normal course of business, we may be involved in litigation where amounts are alleged that are substantially in excess of contractual policy benefits or certain other agreements. At September 30, 2009, there are two class action lawsuit claims against EquiTrust Life Insurance Company (EquiTrust Life). These lawsuits allege the use of inappropriate sales techniques and products for purchasers of EquiTrust Life deferred annuities. The plaintiffs in these cases are seeking a variety of damages including injunctive relief, rescission, compensatory damages and punitive damages. These cases are in the pre-class certification stage and parties are conducting initial discovery and are therefore subject to many uncertainties for which the outcomes cannot be predicted. Given these uncertainties, we are unable to assess the likelihood of an adverse ruling or estimate the loss or range of loss that may result from the pending litigation.

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

8. Earnings Per Share

Computation of Earnings Per Common Share
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$15,915	$11,216	$38,843	$1,079
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)
Numerator for earnings per common share - income available to common stockholders	$15,878	$11,179	$38,731	$967

Denominator:
Weighted average shares	29,934,383	29,819,642	29,859,424	29,808,067
Deferred common stock units relating to deferred compensation plans	156,111	80,507	136,680	75,727
Denominator for earnings per common share - weighted average shares	30,090,494	29,900,149	29,996,104	29,883,794
Effect of dilutive securities - stock based compensation	120,419	150,901	88,239	236,488
Denominator for dilutive earnings per common share - adjusted weighted-average shares	30,210,913	30,051,050	30,084,343	30,120,282

Earnings per common share	$0.53	$0.37	$1.29	$0.03
Earnings per common share - assuming dilution	$0.53	$0.37	$1.29	$0.03

9. Segment Information

We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) Traditional Annuity - Exclusive Distribution ("Exclusive Annuity"), (2) Traditional Annuity - Independent Distribution ("Independent Annuity"), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for 2009 and 2008 represents net income excluding, as applicable, the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

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

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$38,518	$35,766	$112,698	$106,465
Traditional Annity - Independent Disrtibution	84,008	88,498	277,308	247,834
Traditional and Universal Life Insurance	86,334	84,552	261,520	254,132
Variable	15,703	15,786	48,194	48,282
Corporate and Other	4,927	8,411	15,951	25,708
	229,490	233,013	715,671	682,421
Realized gains (losses) on investments (A)	875	(27,133)	(12,824)	(130,694)
Change in net unrealized gains/losses on derivatives (A)	77,178	(16,341)	132,673	(106,842)
Consolidated revenues	$307,543	$189,539	$835,520	$444,885

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$12,614	$5,865	$27,614	$20,721
Traditional Annity - Independent Distribution	4,608	10,539	16,595	27,229
Traditional and Universal Life Insurance	16,678	13,640	51,006	37,468
Variable	6,173	(510)	8,106	2,338
Corporate and Other	(5,368)	(1,898)	(18,345)	(6,536)
	34,705	27,636	84,976	81,220
Income taxes on operating income	(11,697)	(8,964)	(28,295)	(26,352)
Realized gains/losses on investments (A)	(1,853)	(12,726)	(12,955)	(67,533)
Change in net unrealized gains/losses on derivatives (A)	(5,240)	5,270	(4,883)	13,744
Consolidated net income attributable to FBL Financial Group, Inc.	$15,915	$11,216	$38,843	$1,079

(A)

Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2009 and December 31, 2008 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

10. Subsequent Event

Effective October 1, 2009, we entered into an agreement with EMC National Life Company (EMCNL), under which EMCNL recaptured a block of annuity and life insurance policies with reserves totaling $249.8 million. We originally assumed this business as part of a closed block transaction in 2001. An after-tax gain of approximately $9.4 million ($0.31 per basic and diluted common share) will be recorded in the fourth quarter of 2009 in connection with this transaction. The gain is recognized immediately as we have no contingent liabilities associated with the recaptured policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2008 Form 10‑K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10‑Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect", "anticipate", "believe", "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our 2008 Annual Report on Form 10‑K for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

Impact of Recent Business Environment

Financial market conditions improved substantially during the third quarter of 2009. Bond market values improved dramatically, the equity market has continued to post sizable gains and various leading economic indicators suggest that the severe recession may be over. However, the availability and cost of credit remains an issue for certain weaker issuers or sectors. Home prices are stabilizing in most markets but delinquencies and foreclosures remain an issue, particularly as rising unemployment continues to cloud the economic outlook. The stressed economic conditions in 2008 and 2009 did not negatively impact our sales. However, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.

The fixed income markets continued to improve during the third quarter, however, we believe credit downgrade and default events are expected to peak late in 2009, before declining during 2010. Certain market sectors remain dislocated and within those sectors, market valuations may not be reflective of true economic value. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. These volatile market conditions have also increased the difficulty of valuing certain securities. There were certain securities that were in active markets with significant observable data that are now illiquid due to the current financial environment or market conditions. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.

The volatile and illiquid market conditions that persisted throughout 2009 kept the levels of credit spreads (difference between bond yields and risk-free interest rates) on fixed maturity securities very wide earlier in the year, but spreads in most corporate bond sectors tightened dramatically in the second and third quarters. The moderately wide credit spreads that remain, combined with a steeper yield curve, improve our ability to offer annuity products that are attractive to investors. These same factors can cause a reduction in the carrying value of our investments, negatively impacting our financial condition and reported book value per share. The carrying value of our investments improved during the second and third quarters, but meaningful unrealized losses remain, particularly in certain asset sectors. These conditions also caused us to hold a higher amount of cash and short-term investments in order to maintain a more liquid position during uncertain times.

Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offer a market value adjustment (MVA) feature which is based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. Late in 2008 and during the first quarter of 2009, market conditions emerged with unprecedented low U.S. Treasury yields providing an environment where contract holders were able to surrender with smaller net surrender charges, which significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter and continued declining through the third quarter to expected levels, primarily due to an increase in U.S. Treasury rates and various conservation strategies we implemented. We updated surrender assumptions in the models used to calculate amortization of deferred policy acquisition costs and deferred sales inducements in the fourth quarter of 2008; however, the impact of surrenders during 2009 varied from projections which resulted in additional amortization for the nine-month period ended September 30, 2009. The increased surrender activity also resulted in call option assets that no longer back an index product, which negatively impacted our spreads in 2009. We sold a portion of the excess options late in the second quarter to reduce this impact in future periods. We regularly review our excess call options and evaluate whether additional sales would be beneficial. In addition, in the third quarter of 2009 we began taking steps to modify the MVA feature for new sales, which will limit the exposure to us and policyholders of significant changes in U.S. Treasury rates.

We maintain capital levels in accordance with certain statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. As a result of the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. In addition, our capital levels were negatively impacted during 2008 and 2009 as a result of the increased surrender activity and realized and unrealized losses on our investments. In the last half of 2008, we incurred additional debt to assist with our capital requirements and increase our financial flexibility. EquiTrust Life also became a member of the Federal Home Loan Bank in 2009, which provides a source for securitized borrowings if needed. During 2008 and 2009, we also took rate and other actions to reduce sales of new annuity contracts at EquiTrust Life. In addition, during 2009 we modified terms and conditions of many products and implemented a new commission structure to preserve our capital position. See the "Liquidity and Capital Resources" section below for additional details regarding our capital position.

Results of Operations for the Periods Ended September 30, 2009 and 2008

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Revenues	$307,543	$189,539	$835,520	$444,885
Benefits and expenses	283,999	173,520	778,575	446,515
	23,544	16,019	56,945	(1,630)
Income taxes	(7,802)	(4,904)	(18,528)	2,634
Equity income	140	86	301	44
Net income	15,882	11,201	38,718	1,048
Net loss attributable to noncontrolling interest	33	15	125	31
Net income attributable to FBL Financial Group, Inc.	$15,915	$11,216	$38,843	$1,079

Earnings per common share	$0.53	$0.37	$1.29	$0.03
Earnings per common share - assuming dilution	$0.53	$0.37	$1.29	$0.03

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity - Exclusive Distribution	$73,038	$73,667	$242,807	$183,440
Traditional Annuity - Independent Distribution	47,417	496,115	571,397	1,361,008
Traditional and Universal Life Insurance	49,109	47,087	150,553	143,427
Variable Annuity and Variable Universal Life (1)	26,809	30,943	76,778	111,737
Reinsurance assumed and other	2,947	3,116	8,999	10,508
Total	$199,320	$650,928	$1,050,534	$1,810,120

Direct life insurance in force, end of quarter (in millions)			$45,131	$42,750
Life insurance lapse rates			6.8%	6.3%
Withdrawal rates - individual traditional annuity:
Exclusive Distribution			4.1%	3.2%
Independent Distribution			17.9%	6.7%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Premiums collected is not a measure used in financial statements prepared in accordance with GAAP. There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity - Exclusive Distribution premiums collected segment increased for the nine-month period in 2009 primarily due to lower short-term market interest rates during the first part of the year making certificates of deposits and other short-term investments less attractive in relation to our traditional fixed annuity products. Direct premiums collected in the Traditional Annuity - Independent Distribution segment decreased in 2009 as a result of rate and other actions taken to preserve capital in the second half of 2008 and 2009, partially offset by a more favorable market environment for traditional annuity products. Variable premiums collected tend to vary with volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.

The increase in the withdrawal rate for the Traditional Annuity - Independent Distribution segment in 2009 is primarily due to the impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. Additional details on this feature are discussed above in the "Impact of Recent Business Environment" section. Surrender benefits on the EquiTrust Life direct fixed annuity contracts paid during 2009 by month were as follows: January - $88.9 million, February - $65.7 million, March - $147.6 million, April - $187.6 million, May - $96.0 million, June - $69.4 million, July - $43.0 million, August - $28.9 million and September - $32.5 million.

Net Income Attributable to FBL Financial Group, Inc.

Net income attributable to FBL Financial Group, Inc. (FBL Net Income) was $15.9 million in the third quarter of 2009 compared to $11.2 million for the 2008 period and was $38.8 million for the nine-months ended September 30, 2009 compared to $1.1 million for the 2008 period. As discussed in detail below, the increase in the third quarter was primarily due to a decrease in impairment losses on investments and improved mortality experience, partially offset by the impact of the change in unrealized gains and losses on derivatives. The increase for the nine-month period was primarily due to realized capital gains on the sale of investments, a decrease in impairment losses on investments and the impact of an increase in the volume of business in force in the Traditional Annuity - Exclusive Distribution and Traditional and Universal Life Insurance segments. These items were partially offset by the impact of the change in unrealized gains and losses on derivatives and increased surrenders in the Traditional Annuity - Independent Distribution segment. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income.

Spreads Earned on our Universal Life and Individual Annuity Products

	Nine months ended September 30,
	2009	2008
Weighted average yield on cash and invested assets	6.18%	6.05%
Weighted average interest crediting rate/index cost	4.06	3.87
Spread	2.12%	2.18%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. The yield also includes gains or losses relating to our interest rate swap program for certain individual traditional annuities. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. See the "Segment Information" section that follows for a discussion of our spreads.

Impact of Unlocking

We periodically revise key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an "unlocking" process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact of unlocking for the quarter was to increase pre-tax income by $2.1 million in 2009 and $1.2 million in 2008. For the nine-month period, the impact of unlocking increased pretax income $0.8 million in 2009 and decreased pre-tax income $0.1 million in 2008. The impact in 2009 and 2008 was primarily due to updating the amortization model for assumptions relating to withdrawal rates, earned spreads, mortality and the current volume of business in force.

Impact of Operating Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Realized gains (losses) on investments	$870	$(27,156)	$(12,679)	$(130,524)
Change in net unrealized gains/losses on derivatives	(19,193)	21,188	(6,379)	64,178
Change in amortization of:
Deferred policy acquisition costs	2,227	(852)	(8,739)	(2,796)
Deferred sales inducements	5,156	(4,620)	473	(13,944)
Value of insurance in force acquired	23	(54)	26	503
Unearned revenue reserve	5	23	(145)	(170)
Income tax offset	3,819	4,015	9,605	28,964
Net impact of operating income adjustments	$(7,093)	$(7,456)	$(17,838)	$(53,789)

	Three months ended September 30,		Nine months ended September 30
	2009	2008	2009	2008
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(1,853)	$(12,726)	$(12,955)	$(67,533)
Change in net unrealized gains/losses on derivatives	(5,240)	5,270	(4,883)	13,744
Net impact of operating income adjustments	$(7,093)	$(7,456)	$(17,838)	$(53,789)
Net impact per share - basic	$(0.24)	$(0.25)	$(0.59)	$(1.80)
Net impact per share - assuming dilution	$(0.23)	$(0.25)	$(0.59)	$(1.80)

As noted in the "Segment Information" section that follows, we use both net income and operating income to measure our operating results. Operating income for the periods covered by this report equals net income, excluding the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives. Our rationale for excluding these items from operating income is also explained in Note 9 to our consolidated financial statements.

Subsequent Event

Effective October 1, 2009, we entered into an agreement with EMC National Life Company (EMCNL), under which EMCNL recaptured a block of annuity and life insurance policies with reserves totaling $249.8 million. We originally assumed this business as part of a closed block transaction in 2001. An after-tax gain of approximately $9.4 million ($0.31 per basic and diluted common share) will be recorded in the fourth quarter of 2009 in connection with this transaction. The forgone after-tax earnings from this block of business, after reinvestment of proceeds, are approximately $0.7 million per quarter.

Changes in FBL Net Income
	Period ended
	September 30, 2009 vs. September 30, 2008
	Three months	Nine months
	(Dollars in thousands)

Premiums and product charges	$3,278	$40,509
Net investment income	(1,720)	24,454
Derivative income (loss)	90,377	213,357
Realized gains (losses) on investments	28,026	117,845
Other income and other expenses	(475)	(2,436)
Interest sensitive and index products benefits and change in value of index product embedded derivative	(118,186)	(308,958)
Traditional life insurance policy benefits	1,092	7,303
Underwriting, acquisition and insurance expenses	6,785	(27,698)
Interest expense	(1,652)	(5,801)
Income taxes	(2,898)	(21,162)
Noncontrolling interest and equity income	72	351
Total change in FBL Net Income	$4,699	$37,764

A detailed discussion of changes in FBL Net Income follows.

Premiums and Product Charges

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$34,915	$32,931	$129,046	$93,837
Traditional life insurance premiums	37,576	36,282	116,484	111,184
Total	$72,491	$69,213	$245,530	$205,021

Premiums and product charges increased 4.7% in the third quarter of 2009 to $72.5 million and increased 19.8% to $245.5 million for the nine-month period. The increase in interest sensitive and index product charges is principally driven by surrender charges on annuity products.

Surrender charges totaled $11.2 million for the third quarter of 2009 and $59.0 million for the nine months ended September 30, 2009 compared to $9.4 million and $23.9 million in the 2008 periods. Surrender charges increased due to the impact of MVAs on certain products sold by our EquiTrust Life independent distribution, as discussed in the "Impact of Recent Business Environment" section above.

EquiTrust Life Direct Surrender Charges on Fixed Annuity Contract

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Surrender charges:
Gross surrender charges	$13,435	$9,218	$142,077	$21,057
Market value adjustments	(4,690)	(2,793)	(91,332)	(5,657)
Net surrender charges	$8,745	$6,425	$50,745	$15,400

Traditional life insurance premiums increased due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $23,734.5 million for the nine-month period in 2009 and $21,776.2 million for the nine-month period in 2008. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, decreased 0.9% in the third quarter of 2009 to $180.2 million and increased 4.7% to $547.0 million for the nine-month period. The decrease for the quarter is primarily due to the decrease in short-term rates and holding higher cash and short-term investment balances in order to maintain a more liquid position for financial flexibility, partially offset by an increase in average invested assets. The increase in the nine-month period is primarily due to an increase in average invested assets. Average invested assets in the nine-month period of 2009 increased 5.6% to $12,347.8 million (based on securities at amortized cost) from $11,688.8 million in the 2008 period, principally due to net premium inflows from the Life Companies during the twelve-month period ended September 30, 2009. The annualized yield earned on average invested assets decreased to 6.09% in the nine months ended September 30, 2009 from 6.11% in the respective 2008 period. The decrease in yield is primarily due to holding higher cash and short-term investment balances. In addition, short-term interest rates have declined significantly. The yield on our primary short-term investment account was less than 0.1% at September 30, 2009 compared to 1.9% at September 30, 2008.

Fee income from bond calls, tender offers and mortgage loan prepayments totaled $2.1 million in the nine months ended September 30, 2009 compared to $1.7 million in the respective 2008 period. Net investment income also includes $1.8 million in the nine months ended September 30, 2009 compared to ($0.3) million in the 2008 respective period from the change in net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each period.

Derivative Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$349	$8,865	$836	$35,507
Change in the difference between fair value and remaining option cost at beginning and end of period	75,523	(15,458)	130,711	(107,289)
Cost of money for call options	(26,464)	(32,533)	(86,789)	(97,781)
	49,408	(39,126)	44,758	(169,563)
Other	18	(1,825)	(2,933)	(1,969)
Total	$49,426	$(40,951)	$41,825	$(171,532)

Gains received at expiration decreased in 2009 as a result of declines in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also decreased in 2009, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair value and remaining option cost at beginning and end of period increased derivative income in 2009 primarily due to the change in the S&P 500 Index compared to the strike price of the outstanding options, which generated losses for the 2008 periods.

The cost of money for call options decreased primarily due to a decrease in the volume of business in force and a decrease in the cost of hedging programs on our direct and assumed business, partially offset by the impact of being in an overhedged position on our direct business. The average aggregate account value of index annuities in force, which has decreased due to increased surrender activity from the independent distribution channel and run-off of assumed business, totaled $4,461.9 million for the nine months ended September 30, 2009 compared to $4,687.4 million for the respective 2008 period. The estimated cost of being in an overhedged position on our direct business totaled $7.2 million for the nine months in 2009. Other derivative income (loss) is comprised of income or loss from the embedded derivatives included in our modified coinsurance contracts and interest rate swaps relating to certain deferred annuity contracts. In 2009, derivative income (loss) also includes unrealized losses on the interest rate swap that previously hedged our line of credit, which totaled $2.0 million for the nine months ended September 30, 2009. Derivative income (loss) will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$8,898	$2,211	$47,631	$6,339
Realized losses on sales	(6,404)	(3,124)	(9,658)	(3,246)
Total other-then-temporary impairment charges	(8,581)	(26,243)	(88,432)	(133,617)
Net realized investment losses	(6,087)	(27,156)	(50,459)	(130,524)
Non-credit losses included in accumulated other comprehensive loss	6,957	—	37,780	—
Total reported in statements of opertations	$870	$(27,156)	$(12,679)	$(130,524)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Realized losses on sales were on securities that we did not intend to sell on the prior balance sheet date or on securities that were impaired at prior quarter end, but decreased in value during the quarter. See "Financial Condition - Investments" for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2009 and December 31, 2008.

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

Investment Impairments Recognized in FBL Net Income Individually Exceeding $0.5 Million

General Description	Impairment Loss	Circumstance
	(Dollars in thousands)
Nine months ended September 30, 2009:

Collateralized debt obligation	$11,662	Defaults of the underlying collateral supporting this issue increased resulting in possible future losses.
Major paper manufacturing company	$6,630	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Real estate investment trust	$6,299	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Major printing & publishing company	$5,671	Debt restructuring and declines in ratings and revenues which could result in a future covenant violation reduced estimates on potential recovery.
Apparel and other textile company	$4,000	The probability of future losses increased due to declining economic conditions and increased concerns about the company's ability to continue as a going concern.
Commercial finance company	$3,996	Rating declines occurred due to the impact of declining economic conditions on earnings, liquidity and the company's ability to continue as a going concern.
Other asset-backed securities	$3,786	Defaults in underlying collateral supporting these issues increased.
Collateralized bond obligation	$2,347	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Collateralized bond obligation	$1,386	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.

General Description	Impairment Loss	Circumstance
	(Dollars in thousands)
Nine months ended September 30, 2009 (continued):

Other asset-backed securities	$1,348	Rating declines occurred on the monoline insurer supporting these issues. Financial recoveries are fully dependent on the insurer.
Residential mortgage-backed security	$1,025	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Reinsurance carrier	$586	Rating declines occurred and near term solvency became a concern. (A)
Other asset-backed securities	$530	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.

Nine months ended September 30, 2008:

Other asset-backed securities	$67,349	Losses on 13 securities increased due to increasing delinquencies by homeowners. In addition, underlying insurance that was expected to absorb losses was deemed to be less valuable due to the monoline insurer being downgraded during the quarter. Collateral is second lien home equity loans with minimal recoveries expected.
Depository institution	$10,945	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Collateralized debt obligation	$9,800	Rating declines occurred and the value of collateral supporting this issue decreased, which triggered an event whereby we did not receive interest on our investment.
Commercial mortgage-backed security	$9,639	Rating declines occurred and the probability of future losses increased due to declining economic conditions and a reduction in the debt available to absorb losses prior to our ownership class.
Other asset-backed security	$9,114	Rating declines occurred and losses from the underlying home equity loans to Alt-A borrowers increased.
Reinsurance carrier	$7,299	Rating declines occurred and the fair value decreased significantly due to subprime and Alt-A exposure and the parent's potential reorganization, which reduced estimates on potential recovery.
Securities & commodities broker	$5,980	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Foreign depository institution	$5,718	The probability of future losses increased due to declining economic conditions. In addition, the board of directors resigned and subsequent to the third quarter, a foreign government seized control of the entire banking system due to financial turmoil, further reducing estimates on potential recovery.
Major printing & publishing company	$2,761	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Major printing & publishing company	$2,283	Rating declines occurred and other adverse details regarding the financial status of the company became available.
Structured investment vehicle	$1,469	Rating declines occurred and the issuer was served a notice of default. This reduced estimates on potential recovery. Subsequent to the third quarter the company also went into receivership. This issue is held as collateral for securities lending.
Major retail company	$861	The company reported negative earnings results and the probability of future losses increased due to declining economic conditions, which increased the probability of a future restructuring or bankruptcy filing.

Negative trends in the industry were considered in our analysis, which is done on an issue-by-issue basis. No additional write-downs were deemed necessary as of September 30, 2009 for other material investments in this industry.

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

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$82,655	$76,007	$243,370	$211,255
Index credits	1,578	8,154	4,790	33,536
Amortization of deferred sales inducements	3,544	13,705	38,114	39,362
Interest sensitive death benefits	7,583	13,208	32,924	36,159
	95,360	111,074	319,198	320,312
Change in value of index product embedded derivatives	96,371	(37,529)	139,052	(171,020)
Total	$191,731	$73,545	$458,250	$149,292

Interest sensitive and index product benefits and change in value of index product embedded derivatives increased 160.7% in the third quarter of 2009 to $191.7 million and 206.9% to $458.3 million for the nine-month period, primarily due to the impact of the change in value of index product embedded derivatives and an increase in the volume of business in force. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

The average aggregate account value of annuity contracts in force, which increased due to net premium inflows from the Life Companies during the twelve-month period ended September 30, 2009 totaled $9,314.4 million for the 2009 period and $8,806.0 million for the 2008 period. These account values include values relating to index contracts totaling $4,461.9 million for 2009 and $4,687.4 million for 2008.

The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 4.06% for the nine-month period in 2009 period and 3.87% for the 2008 period. See the "Segment Information" section that follows for additional details on our spreads.

As discussed above under "Derivative Income (Loss)," the change in the amount of index credits is impacted by the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivatives is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivatives is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, embedded derivatives in the index annuity reserves decreased $26.7 million in nine-month period in 2008 due to the adoption of GAAP guidance related to fair value measurements.

The decrease in amortization of deferred sales inducements is primarily due to the impact of unrealized gains/losses on derivatives, partially offset by the impact of increased surrender activity from the EquiTrust Life independent distribution channel in the nine month period of 2009. Deferred sales inducements on interest sensitive and index products, excluding the impact of unrealized gains/losses on investments, totaled $276.5 million at September 30, 2009 and $298.1 million at September 30, 2008.

Traditional Life Insurance Policy Benefits

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$23,407	$23,353	$69,964	$73,207
Increase in traditional life future policy benefits	9,991	11,084	29,819	33,511
Distributions to participating policyholders	4,760	4,813	14,738	15,106
Total	$38,158	$39,250	$114,521	$121,824

Traditional life insurance benefits decreased 2.8% in the third quarter of 2009 to $38.2 million and 6.0% to $114.5 million for the nine-month period. The decreases in 2009 are primarily due to a smaller increase in reserves and a decrease in term life death benefits. Term life reserves increased less in the nine-month period of 2009 due to reserve adjustments of $1.6 million in the first quarter of 2008. In addition, an increase in permanent life death benefits contributed to the smaller reserve change in the third quarter of 2009. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, Acquisition and Insurance Expenses

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,708	$3,280	$10,901	$9,849
Amortization of deferred policy acquisition costs	18,452	27,556	99,705	74,741
Amortization of value of insurance in force acquired	785	912	2,178	1,979
Other underwriting, acquisition and insurance expenses, net of deferrals	20,946	18,928	59,273	57,790
Total	$43,891	$50,676	$172,057	$144,359

Underwriting, acquisition and insurance expenses decreased 13.4% in the third quarter of 2009 to $43.9 million and increased 19.2% in the nine-month period to $172.1 million. Amortization of deferred policy acquisition costs in the third quarter decreased primarily due to the improved market performance in separate accounts and the net impact of operating adjustments as detailed under "Impact of Operating Adjustments on FBL Net Income." Amortization of deferred policy acquisition costs for the nine-month period increased primarily due to increased surrender activity from the EquiTrust Life independent distribution channel and the net impact of operating adjustments. Amortization of deferred policy acquisition costs on our EquiTrust Life distribution channel, excluding the impact of operating adjustments, totaled $10.6 million in the third quarter and $50.1 million for the nine-month period of 2009, compared to $10.7 million in the third quarter and $30.5 million for the nine-month period of 2008.

Other underwriting, acquisition and insurance expenses increased for the 2009 periods, primarily due to an increase in salaries and benefits, and, for the nine-month period one-time charges associated with the implementation of cost-saving measures announced in the first quarter of 2009. During the nine-month period of 2009, we incurred $1.7 million of these one-time charges. We anticipate these cost-saving measures will reduce annual expenses approximately $7.0 million, however they may be partially offset by increased expenses associated with the general operations of our companies.

Interest Expense

Interest expense increased 37.0% to $6.1 million in the third quarter of 2009 and increased 43.4% to $19.2 million for the nine months ended September 30, 2009, primarily due to an increase in our debt outstanding. The average debt outstanding increased to $386.0 million for the nine months ended September 30, 2009 from $317.4 million for the 2008 period due to the issuance of Senior Notes in November 2008, partially offset by the pay-off of our line of credit borrowings in February 2009. The average interest rate on our debt increased due to the new Senior Notes having a higher coupon rate than the effective rates on our existing debt and line of credit.

Income Taxes

Income taxes totaled $7.8 million in the third quarter of 2009 and $18.5 million for the nine months ended September 30, 2009. The effective tax rate was 33.1% for the third quarter of 2009 and 30.6% for the 2008 period. The effective tax rate was 32.5% for the nine months ended September 30, 2009, and 161.6% for the 2008 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain. Permanent differences had a greater impact on the effective rates in 2008 due to realized losses on investments reducing the size of the income or loss for the period relative to the size of the permanent differences.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $0.3 million for the nine months ended September 30, 2009 and less than $0.1 million for the 2008 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest.

Segment Information

We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are: (1) Traditional Annuity - Exclusive Distribution ("Exclusive Annuity"), (2) Traditional Annuity - Independent Distribution ("Independent Annuity"), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended September 30, 2009 and 2008 represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

The impact of realized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income, to measure our performance is summarized in Note 9 to the consolidated financial statements.

Reconciliation of Net Income to Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$15,915	$11,216	$38,843	$1,079
Net impact of operating income adjustments (1)	7,093	7,456	17,838	53,789
Income taxes on operating income	11,697	8,964	28,295	26,352
Pre-tax operating income	$34,705	$27,636	$84,976	$81,220

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$12,614	$5,865	$27,614	$20,721
Traditional Annuity - Independent Distribution	4,608	10,539	16,595	27,229
Traditional and Universal Life Insurance	16,678	13,640	51,006	37,468
Variable	6,173	(510)	8,106	2,338
Corporate and Other	(5,368)	(1,898)	(18,345)	(6,536)
	$34,705	$27,636	$84,976	$81,220

(1)	See "Net Income Attributable to FBL Financial Group, Inc." above for additional details on our operating income adjustments.

A discussion of our operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$210	$213	$704	$819
Net investment income	39,610	36,634	115,822	107,842
Derivative loss	(1,302)	(1,081)	(3,828)	(2,196)
	38,518	35,766	112,698	106,465
Benefits and expenses	25,904	29,901	85,084	85,744
Pre-tax operating income	$12,614	$5,865	$27,614	$20,721

Other data
Annuity premiums collected, direct	$73,038	$73,667	$242,807	$183,440
Policy liabilities and accruals, end of period			2,496,366	2,330,364

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.18%	6.06%
Weighted average interest crediting rate/index costs	3.96%	4.09%
Spread	2.22%	1.97%

Individual traditional annuity withdrawal rate	4.1%	3.2%

Pre-tax operating income for the Exclusive Annuity segment increased
115.1% in the third quarter of 2009 to $12.6 million and 33.3% in the nine months ended September 30, 2009 to $27.6 million primarily due to the impact of unlocking deferred policy acquisition costs and an increase in spreads and the volume of business in force. Unlocking decreased amortization by $3.5 million in the third quarter of 2009 compared to an increase in amortization of $0.6 million in the third quarter of 2008. For the nine month period, the impact of unlocking is partially offset by a $2.6 million increase in amortization of deferred policy acquisition costs primarily due to changes in expected profits on the underlying business.

The change in the weighted average yield on cash and invested assets is primarily attributable to an increase in yields on new investments and a $0.9 million increase in fees from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities. These increases were partially offset by the cost of our interest rate swap program which totaled $3.6 million for the nine-months in 2009 compared to $2.0 million for the 2008 period. See Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The weighted average interest crediting rate decreased due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2009 and the last part of 2008. Contributing to the decrease in the weighted average crediting rate is a shift of business to a new money product that has a short guaranteed interest period and a lower crediting rate.

Premiums collected increased 32.4% in the nine months ended September 30, 2009 to $242.8 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums for the nine-month period is due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to our traditional annuities during the first six months of 2009.

Traditional Annuity - Independent Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$10,444	$8,754	$56,301	$21,684
Net investment income	99,600	103,273	306,752	288,644
Derivative loss	(26,036)	(23,529)	(85,745)	(62,494)
	84,008	88,498	277,308	247,834
Benefits and expenses	79,400	77,959	260,713	220,605
Pre-tax operating income	$4,608	$10,539	$16,595	$27,229

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$16,021	$348,886	$329,135	$848,023
Index annuities	31,396	147,229	242,262	512,985
Annuity premiums collected, assumed	284	397	1,155	2,171
Policy liabilities and accruals, end of period			7,408,226	7,729,036

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.05%	5.96%
Weighted average interest crediting rate/index cost	4.06%	3.77%
Spread	1.99%	2.19%

Individual traditional annuity withdrawal rate	17.9%	6.7%

Pre-tax operating income for the Independent Annuity segment decreased 56.3% in the third quarter of 2009 to $4.6 million and decreased 39.1% in the nine months ended September 30, 2009 to $16.6 million. The decrease for the third quarter is primarily due to a decrease in spreads earned and increased expenses. The decrease for the nine-month period is also driven by the impact of increased surrender activity from the EquiTrust Life independent distribution channel, partially offset by an increase in the average volume of business in force. The volume of business in force increased primarily due to sales of our EquiTrust Life independent distribution business during 2008. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,427.4 million for the nine months ended September 30, 2009 and $7,173.3 million for the 2008 period.

The increases in interest sensitive and index product charges is due to an increase in surrender charges due to the impact of MVAs on our direct fixed annuity products. In 2009, gross surrender charges were partially offset by the impact of the MVA feature. This activity caused increased withdrawal rates. See additional details on the impact of the MVA under "Impact of Recent Business Environment" and "Premiums and Product Charges" above.

The decrease in net investment income for the third quarter of 2009 is attributable to a decrease in average invested assets due to the increased surrender activity. Net investment income for the nine-month period increased due to growth in invested assets from net premium inflows and a $2.6 million increase in fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities. The increase in derivative loss is primarily due to a decrease in proceeds from call option settlements. Call option settlements totaled $0.8 million for the nine-month period in 2009 and $34.9 million for the 2008 period. The increased proceeds in derivative loss was partially offset by a $10.9 million decrease in option amortization costs due to a decrease in the average account value of index annuities in force as described under "Derivative Income (Loss)" above.

Benefits and expenses for the nine-month period increased due to growth in the volume of business in force and an increase in amortization of deferred policy acquisition costs, partially offset by a reduction in index credits. Amortization of deferred policy acquisition costs and deferred sales inducements increased as a result of the increased surrender activity. Index credits totaled $4.8 million for the nine month period in 2009, compared to $33.5 million in the 2008 period due to less appreciation in the underlying market indices.

The weighted average yield increased primarily due to the increase in fee income described above. The decrease in spread is primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio. In addition, we retained higher amounts of liquid assets and incurred additional costs from being in an overhedged position due to the increase in surrender activity, which further reduced our spreads.

Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$12,943	$12,229	$37,553	$35,431
Traditional life insurance premiums and other income	37,849	36,263	116,805	111,172
Net investment income	35,542	36,060	107,162	107,529
	86,334	84,552	261,520	254,132
Benefits and expenses	69,656	70,912	210,514	216,664
Pre-tax operating income	$16,678	$13,640	$51,006	$37,468

Other data
Life premiums collected, net of reinsurance	$51,742	$49,779	$158,258	$151,644
Policy liabilities and accruals, end of period			2,258,344	2,213,136
Direct life insurance in force, end of period (in millions)			37,704	34,994

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.67%	6.63%
Weighted average interest crediting rate	4.37%	4.44%
Spread	2.30%	2.19%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 22.3% in the third quarter of 2009 to $16.7 million and 36.1% in the nine months ended September 30, 2009 to $51.0 million. These increases are primarily due to an increase in the volume of business in force and a decrease in death benefits.

Traditional life insurance premiums increased primarily due to sales of life products by our Farm Bureau Life agency force. Death benefits decreased $2.8 million in the third quarter of 2009 and $5.8 million for the nine-month period. In addition, changes in reserve estimates in 2008 decreased term life reserves $1.6 million for the nine-month period.

The change in spreads is primarily due to a decrease in weighted average interest crediting rate due to rate changes made in the first quarter of 2009 and increased sales of our universal life secondary guarantee product, which has a lower crediting rate and higher spread than the traditional universal life products.

Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$11,313	$11,735	$34,713	$36,236
Net investment income	3,924	3,565	11,900	10,544
Other income	466	486	1,581	1,502
	15,703	15,786	48,194	48,282
Benefits and expenses	9,530	16,296	40,088	45,944
Pre-tax operating income (loss)	$6,173	$(510)	$8,106	$2,338

Other data
Variable premiums collected, net of reinsurance	$26,809	$30,943	$76,778	$111,737
Policy liabilities and accruals, end of period			259,638	249,338
Separate account assets, end of period			677,142	718,501
Direct life insurance in force, end of period (in millions)			7,427	7,756

Pre-tax operating income for the Variable segment increased to $6.2 million in the third quarter of 2009 and $8.1 million in the nine months ended September 30, 2009. These increases are primarily due to the impact of market performance on amortization of deferred acquisition cost and improved mortality experience.

Benefits and expenses decreased 41.5% to $9.5 million in the third quarter of 2009 due to a $3.4 million decrease in deferred policy acquisition cost amortization primarily resulting from the impact of positive separate account performance and a $3.0 million decrease in death benefits due to fewer claims. For the nine-months ended September 30, 2009, benefits and expenses decreased 12.7% to $40.1 million due to a $4.1 million decrease in amortization of deferred policy acquisition costs and a $1.8 million decrease in death benefits.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.

Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$1,492	$2,356	$5,373	$7,996
Derivative loss	(414)	—	(1,275)	—
Other income	3,849	6,055	11,853	17,712
	4,927	8,411	15,951	25,708
Interest expense	6,116	4,464	19,164	13,363
Benefits and other expenses	4,428	5,992	15,720	18,979
	(5,617)	(2,045)	(18,933)	(6,634)
Minority interest	33	15	125	31
Equity income, before tax	216	132	463	67
Pre-tax operating loss	$(5,368)	$(1,898)	$(18,345)	$(6,536)

Pre-tax operating loss increased 182.8% to $5.4 million for the third quarter of 2009 and 180.7% to $18.3 million for the nine-month period primarily due to an increase in interest expense, lower net investment income and a decrease in operating results of our non-insurance subsidiaries. Interest expense increased in the 2009 periods due to an increase in our average debt outstanding resulting from additional borrowings. Net investment income decreased primarily due to a decrease in short-term interest rates and our desire to maintain a more liquid portfolio in 2009. Derivative loss consists of net interest expense on an interest rate swap purchased to hedge our previously outstanding line of credit. See Note 3 to our consolidated financial statements for additional information on this interest rate swap. Other income and other expense primarily relate to operating results of our non-insurance subsidiaries, and the reduction in 2009 is primarily due to a decrease in leasing activities.

Financial Condition

Investments

Our total investment portfolio increased 9.5% to $11,884.3 million at September 30, 2009 compared to $10,854.1 million at December 31, 2008. This increase is primarily the result of a $1,103.9 million decrease in the net unrealized depreciation of fixed maturity securities during 2009 to a net unrealized loss of $435.8 million at September 30, 2009. This decrease is principally due to the credit spreads tightening and overall market improvements during the second and third quarters, partially offset by the adoption of a new accounting rule in 2009, which required that non-credit impairments be recorded in accumulated other comprehensive loss. The impact of this adoption increased unrealized losses $27.6 million in 2009. Volatile and illiquid market conditions in 2008 and early 2009 led to wide credit spreads and resulted in significant unrealized losses for our portfolio. As discussed in the "Impact of Recent Business Environment" section above, financial market conditions and our unrealized loss position improved in the second and third quarters of 2009. However, credit defaults and downgrades, moderately wide credit spreads and certain volatile market sectors continue to impact our investment portfolio. Details regarding the investment impairments are discussed above in the "Realized Losses on Investments" section under "Results of Operations." Additional details regarding securities in an unrealized loss position at September 30, 2009 are included in the discussion that follows and in Note 2 to our consolidated financial statements.

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.

Investment Portfolio Summary

	September 30, 2009		December 31, 2008
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$8,162,460	68.7%	$7,406,964	68.3%
144A private placement	1,312,987	11.0	1,164,417	10.7
Private placement	460,900	3.9	394,062	3.6
Total fixed maturities - available for sale	9,936,347	83.6	8,965,443	82.6
Equity securities	58,990	0.5	44,863	0.4
Mortgage loans on real estate	1,306,678	11.0	1,381,854	12.8
Derivative instruments	52,089	0.4	12,933	0.1
Investment real estate	16,705	0.2	2,559	—
Policy loans	185,800	1.6	182,421	1.7
Other long-term investments	1,780	—	1,527	—
Short-term investments	325,898	2.7	262,459	2.4
Total investments	$11,884,287	100.0%	$10,854,059	100.0%

As of September 30, 2009, 93.2% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2009, the investment in non-investment grade debt was 6.8% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Standard & Poor's (S&P) Rating Equivalents

		September 30, 2009		December 31, 2008
NAIC Designation	Equivalent S&P Ratings (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,643,346	56.8%	$5,382,110	60.0%
2	BBB	3,611,395	36.4	3,243,034	36.2
	Total investment grade	9,254,741	93.2	8,625,144	96.2
3	BB	431,365	4.3	244,814	2.7
4	B	118,074	1.2	40,565	0.5
5	CCC	89,360	0.9	43,064	0.5
6	In or near default	42,807	0.4	11,856	0.1
	Total below investment grade	681,606	6.8	340,299	3.8
	Total fixed maturities - available for sale	$9,936,347	100.0%	$8,965,443	100.0%

(1)

The Securities Valuation Office of the NAIC generally rates private placement securities. Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturities in our portfolio.

The percentage of securities classified as investment grade decreased during 2009 due to the downgrade of ratings by the rating agencies. During 2009, investment grade fixed maturity securities with a carrying value totaling $529.2 million were downgraded to non-investment grade primarily due to deteriorating financial conditions of the underlying issuers or collateral. During the third quarter we began taking steps to reduce the credit risk and portfolio capital charges through selective sales of lower rated securities. This process considers current capital charges for a security, potential capital gain or loss on sale, probability of default, estimated future work-out value of the security and current market yield relative to reinvestment in higher rated securities.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2009
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,450,982	$395,457	$15,539	$1,055,525	$(214,170)
Manufacturing	1,292,124	979,862	62,973	312,262	(38,411)
Mining	549,730	431,770	29,766	117,960	(6,910)
Retail trade	106,145	55,522	3,662	50,623	(8,514)
Services	208,119	164,808	11,705	43,311	(4,696)
Transportation	194,284	126,318	8,760	67,966	(5,373)
Utilities	1,427,446	1,176,408	82,087	251,038	(16,065)
Other	191,787	152,201	8,967	39,586	(2,685)
Total corporate securities	5,420,617	3,482,346	223,459	1,938,271	(296,824)
Mortgage and asset-backed securities	2,768,374	1,367,018	59,747	1,401,356	(354,800)
United States Government and agencies	153,642	138,945	14,108	14,697	(136)
State, municipal and other governments	1,593,714	769,495	26,542	824,219	(107,855)
Total	$9,936,347	$5,757,804	$323,856	$4,178,543	$(759,615)

	December 31, 2008
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Financial services	$1,246,895	$114,067	$4,806	$1,132,828	$(547,594)
Manufacturing	1,211,102	289,093	11,187	922,009	(183,439)
Mining	469,935	24,521	1,770	445,414	(73,562)
Retail trade	104,379	24,170	569	80,209	(16,819)
Services	184,528	42,850	1,164	141,678	(28,796)
Transportation	177,844	52,034	6,849	125,810	(20,253)
Utilities	1,279,641	299,537	16,623	980,104	(135,654)
Other	159,831	52,252	3,209	107,579	(21,275)
Total corporate securities	4,834,155	898,524	46,177	3,935,631	(1,027,392)
Mortgage and asset-backed securities	2,569,769	975,193	46,573	1,594,576	(478,994)
United States Government and agencies	250,893	217,379	12,891	33,514	(4,031)
State, municipal and other governments	1,310,626	142,107	4,565	1,168,519	(139,430)
Total	$8,965,443	$2,233,203	$110,206	$6,732,240	$(1,649,847)

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		September 30, 2009
NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$2,192,938	52.5%	$(299,810)	39.5%
2	BBB	1,374,623	32.9	(169,887)	22.3
	Total investment grade	3,567,561	85.4	(469,697)	61.8
3	BB	369,535	8.8	(68,818)	9.1
4	B	114,898	2.7	(85,473)	11.3
5	CCC	86,845	2.1	(84,357)	11.1
6	In or near default	39,704	1.0	(51,270)	6.7
	Total below investment grade	610,982	14.6	(289,918)	38.2
	Total	$4,178,543	100.0%	$(759,615)	100.0%

		December 31, 2008
NAIC Designation	Equivalent S&P Ratings	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,545,103	52.7%	$(740,675)	44.9%
2	BBB	2,890,656	42.9	(738,512)	44.8
	Total investment grade	6,435,759	95.6	(1,479,187)	89.7
3	BB	212,438	3.1	(70,545)	4.3
4	B	37,399	0.6	(45,228)	2.7
5	CCC	40,308	0.6	(47,615)	2.9
6	In or near default	6,336	0.1	(7,272)	0.4
	Total below investment grade	296,481	4.4	(170,660)	10.3
	Total	$6,732,240	100.0%	$(1,649,847)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

		September 30, 2009
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
Three months or less	9	$43	$40,296	$(18)	$(366)
Greater than three months to six months	15	23,112	41,494	(13,686)	(3,101)
Greater than six months to nine months	16	20,168	36,129	(8,970)	(2,144)
Greater than nine months to twelve months	51	14,399	254,838	(4,095)	(14,420)
Greater than twelve months	467	1,035,681	3,471,998	(421,079)	(291,736)
Total		$1,093,403	$3,844,755	$(447,848)	$(311,767)

		December 31, 2008
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
Three months or less	170	$31,774	$784,689	$(12,658)	$(51,824)
Greater than three months to six months	193	75,356	1,024,158	(28,791)	(82,320)
Greater than six months to nine months	262	182,184	1,140,978	(56,719)	(111,013)
Greater than nine months to twelve months	143	288,140	780,947	(103,539)	(97,928)
Greater than twelve months	455	1,733,949	2,339,912	(785,180)	(319,875)
Total		$2,311,403	$6,070,684	$(986,887)	$(662,960)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	September 30, 2009		December 31, 2008
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$9,801	$(267)	$43,483	$(4,985)
Due after one year through five years	283,893	(38,344)	791,636	(143,559)
Due after five years through ten years	923,153	(117,410)	2,037,451	(514,869)
Due after ten years	1,555,565	(248,569)	2,260,568	(506,966)
	2,772,412	(404,590)	5,133,138	(1,170,379)
Mortgage and asset-backed securities	1,401,356	(354,800)	1,594,576	(478,994)
Redeemable preferred stock	4,775	(225)	4,526	(474)
Total	$4,178,543	$(759,615)	$6,732,240	$(1,649,847)

At September 30, 2009, unrealized losses on available-for-sale fixed maturity securities totaled $759.6 million primarily due to $354.8 million in unrealized losses on mortgage and asset-backed securities. The unrealized losses on mortgage and asset-backed securities were primarily due to an increase in credit spreads and decrease in market liquidity resulting from concerns about mortgage defaults on subprime and other risky mortgages, and potential downgrades or defaults of monoline bond insurers. In addition, the unrealized losses on corporate securities totaling $296.8 million were primarily due to a decrease in market liquidity and credit quality concerns of assets held by banking institutions and an increase in credit spreads on commercial real estate investment trust bonds, due to the underlying real estate exposure and market concerns about the ability to access capital markets. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, therefore we do not consider these investments to be other-than-temporarily impaired at September 30, 2009. See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 27.9% at September 30, 2009 and 28.7% at December 31, 2008 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

Mortgage and Asset-Backed Securities by Type

	September 30, 2009
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,254,594	$1,271,112	$1,156,494	11.6%
Pass-through	285,119	277,084	291,194	2.9
Planned and targeted amortization class	458,627	461,873	429,837	4.3
Other	39,642	39,739	33,804	0.4
Total residential mortgage-backed securities	2,037,982	2,049,808	1,911,329	19.2
Commercial mortgage-backed securities	791,896	816,924	729,882	7.4
Other asset-backed securities	233,549	288,420	127,163	1.3
Total mortgage and asset-backed securities	$3,063,427	$3,155,152	$2,768,374	27.9%

	December 31, 2008
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,237,035	$1,264,691	$1,068,869	11.9%
Pass-through	219,447	219,855	225,513	2.5
Planned and targeted amortization class	508,133	513,373	464,296	5.2
Other	40,086	40,184	31,011	0.4
Total residential mortgage-backed securities	2,004,701	2,038,103	1,789,689	20.0
Commercial mortgage-backed securities	799,546	819,030	640,236	7.1
Other asset-backed securities	197,943	265,435	139,844	1.6
Total mortgage and asset-backed securities	$3,002,190	$3,122,568	$2,569,769	28.7%

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

Mortgage and Asset-Backed Securities by Collateral Type

	September 30, 2009			December 31, 2008
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$709,516	$735,687	7.4%	$557,311	$579,489	6.5%
Prime	957,939	875,517	8.8	1,068,716	913,772	10.2
Alt-A	530,414	387,041	3.9	524,264	397,556	4.5
Subprime	30,123	19,675	0.2	30,133	20,311	0.2
Commercial mortgage	791,896	729,882	7.4	799,546	640,236	7.1
Non-mortgage	43,539	20,572	0.2	22,220	18,405	0.2
Total	$3,063,427	$2,768,374	27.9%	$3,002,190	$2,569,769	28.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	September 30, 2009
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$203,826	$205,853	$—	$—	$203,826	$205,853
2008	131,113	137,390	—	—	131,113	137,390
2007	71,648	67,731	59,000	33,802	130,648	101,533
2006	85,332	71,334	22,444	12,218	107,776	83,552
2005	61,395	61,639	—	—	61,395	61,639
2004 and prior	1,091,558	1,058,648	311,666	262,714	1,403,224	1,321,362
Total	$1,644,872	$1,602,595	$393,110	$308,734	$2,037,982	$1,911,329

	December 31, 2008
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$63,195	$67,391	$—	$—	$63,195	$67,391
2007	120,089	117,851	60,265	32,723	180,354	150,574
2006	117,671	106,016	22,436	11,099	140,107	117,115
2005	28,517	27,581	—	—	28,517	27,581
2004 and prior	1,273,488	1,162,275	319,040	264,753	1,592,528	1,427,028
Total	$1,602,960	$1,481,114	$401,741	$308,575	$2,004,701	$1,789,689

(1)

Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (78% in 2009 and 2008). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2009 and 32% in 2008) and MBIA Insurance Corporation (26% in 2009 and 25% in 2008). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.

Residential Mortgage-Backed Securities by Rating
	September 30, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$1,679,075	87.8%	$1,721,046	96.2%
AA	84,857	4.5	3,462	0.2
A	55,005	2.9	24,121	1.3
BBB	15,260	0.8	7,281	0.4
BB	—	—	17,326	1.0
B	29,431	1.5	16,453	0.9
CCC	22,068	1.2	—	—
CC	25,633	1.3	—	—
Total	$1,911,329	100.0%	$1,789,689	100.0%

Commercial Mortgage-Backed Securities by Origination Year
	September 30, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$222,851	$235,964	$197,725	$196,908
2007	184,682	143,525	194,169	114,816
2006	144,057	119,436	170,452	117,606
2005	74,633	66,942	56,220	41,877
2004 and prior	165,673	164,015	180,980	169,029
Total	$791,896	$729,882	$799,546	$640,236

Commercial Mortgage-Backed Securities by Rating

	September 30, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
GNMA	$351,094	48.1%	$386,634	60.4%
FNMA	15,785	2.2	15,611	2.4
AAA
Generic AAA	61,897	8.5	1,174	0.2
Super Senior AAA	167,680	23.0	103,951	16.2
Mezzanine AAA	19,756	2.7	62,823	9.8
Junior AAA	11,929	1.6	41,662	6.5
Total AAA	261,262	35.8	209,610	32.7
AA	38,563	5.3	14,682	2.3
A	17,377	2.4	3,870	0.6
BBB	33,499	4.6	9,349	1.5
BB	4,266	0.6	—	—
B	7,436	1.0	—	—
CCC	—	—	480	0.1
CC	600	—	—	—
Total	$729,882	100.0%	$640,236	100.0%

Government National Mortgage Association (GNMA or Ginnie Mae) guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Association (FHLMC or Freddie Mac) are government-sponsored enterprises (GSEs) that were chartered by Congress to reduce borrowing costs for certain multifamily projects and nursing homes. GSEs have carried an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery act of 2008 allows the government to expand its line of credit to Fannie Mae and Freddie Mac and gives the U.S. Treasury the power to purchase an equity stake in the firms through the end of 2009.

The AAA rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic AAA is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17‑27% range and the junior securities have subordination levels in the 9‑16% range.

Other Asset-Backed Securities by Collateral Type and Origination Year

	September 30, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2007	$9,983	$1,858	$18,929	$7,815	$—	$—	$7,071	$5,740	$35,983	$15,413
2006	9,742	3,821	81,944	42,908	—	—	—	—	91,686	46,729
2005	—	—	25,080	20,787	30,123	19,675	8,702	200	63,905	40,662
2004 and prior	2,858	2,930	11,351	6,797	—	—	27,766	14,632	41,975	24,359
Total	$22,583	$8,609	$137,304	$78,307	$30,123	$19,675	$43,539	$20,572	$233,549	$127,163

	December 31, 2008
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2007	$9,989	$2,820	$17,442	$9,140	$—	$—	$7,091	$4,465	$34,522	$16,425
2006	9,726	5,966	66,826	45,740	—	—	—	—	76,552	51,706
2005	—	—	26,653	25,068	30,133	20,311	—	—	56,786	45,379
2004 and prior	3,352	3,361	11,602	9,033	—	—	15,129	13,940	30,083	26,334
Total	$23,067	$12,147	$122,523	$88,981	$30,133	$20,311	$22,220	$18,405	$197,943	$139,844

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

Other Asset-Backed Securities by Rating

	September 30, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
AAA	$44,448	35.0%	$59,900	42.8%
AA	836	0.6	18,852	13.5
A	16,237	12.8	3,015	2.2
BBB	12,651	9.9	36,337	26.0
BB	19,345	15.2	11,666	8.3
B	7,730	6.1	2,615	1.9
CCC	19,453	15.3	4,894	3.5
CC	2,634	2.1	2,565	1.8
C	3,829	3.0	—	—
Total	$127,163	100.0%	$139,844	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At September 30, 2009, the fair value of our insured mortgage and asset-backed holdings totaled $75.4 million, or 2.7% of our mortgage and asset-backed portfolios and 0.8% of our total fixed income portfolio.

During 2009 and 2008, Financial Guarantee Insurance Co. (FGIC) was downgraded by rating agencies and concerns about the insurer's ability to provide protection increased. Securities with existing or expected cash flow concerns that are wrapped by FGIC have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at September 30, 2009 because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		September 30, 2009			December 31, 2008
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
		(Dollars in thousands)
Insured:
AMBAC Assurance Corporation	CC	$—	$16,576	$16,576	$—	$18,380	$18,380
Assured Guaranty Ltd.	AAA	9,977	—	9,977	11,608	—	11,608
Financial Guaranty Insurance Co.	NR	—	23,770	23,770	—	27,239	27,239
MBIA Insurance Corporation	BB+	14,769	10,262	25,031	15,762	10,558	26,320
Total with insurance		24,746	50,608	75,354	27,370	56,177	83,547
Uninsured:
GNMA		335,630	—	335,630	187,682	—	187,682
FHLMC		254,637	2,885	257,522	257,810	3,226	261,036
FNMA		142,471	45	142,516	130,613	135	130,748
Other		1,153,845	73,625	1,227,470	1,186,215	80,306	1,266,521
Total		$1,911,329	$127,163	$2,038,492	$1,789,690	$139,844	$1,929,534

(1)	Rating in effect as of September 30, 2009.

Collateralized Debt Obligations

Collateralized debt obligation investments are included in the corporate securities portfolio. Our investments in collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities had a carrying value of $14.5 million and unrealized loss of $25.9 million at September 30, 2009 and a carrying value of $7.4 million and unrealized loss of $44.6 million at December 31, 2008. The unrealized loss decreased in 2009 primarily due to recording an other-than-temporary impairment on one security. We have stress tested all of these securities and determined that future principal losses are not expected on the remaining securities based on reasonably adverse conditions. See Note 2 to our consolidated financial statements for additional details on this testing.

State, Municipal and Other Government Securities

State, municipal and other government securities include investments in general obligation, revenue, military housing and municipal housing bonds. Our investment strategy is to utilize municipal bonds in addition to corporate bonds, as we believe they provide additional diversification and have historically low default rates compared with similarly rated corporate bonds. We evaluate the credit strength of the underlying issues on both a quantitative and qualitative basis, excluding insurance, prior to acquisition. The majority of the municipal bonds we hold are investment grade credits without consideration of insurance. The insolvency of one or more of the credit enhancing entities would be a meaningful short-term market liquidity event, but would not dramatically increase our investment portfolio's risk profile.

State, Municipal and Other Government Holdings by Insurance and Rating

	September 30, 2009
			Insured Bonds		Total Bonds
			By Underlying		By Underlying		Insured Bonds by
	Uninsured Bonds		Issue Rating		Issue Rating		Insurer Rating
Rating	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
AAA (1)	$145,867	26.5%	$—	0.0%	$145,867	9.1%	$178,978	17.1%
AA	313,618	57.1	373,452	35.7	687,070	43.1	392,101	37.6
A	70,265	12.8	426,689	40.9	496,954	31.2	334,540	32.1
BBB	19,967	3.6	62,395	6.0	82,362	5.2	25,420	2.4
NR (2)	—	—	181,461	17.4	181,461	11.4	112,958	10.8
	$549,717	100.0%	$1,043,997	100.0%	$1,593,714	100.0%	$1,043,997	100.0%

	December 31, 2008
			Insured Bonds		Total Bonds
			By Underlying		By Underlying		Insured Bonds by
	Uninsured Bonds		Issue Rating		Issue Rating		Insurer Rating
Rating	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
AAA (1)	$166,829	48.7%	$4,850	0.5%	$171,679	13.1%	$198,432	20.5%
AA	119,324	34.8	319,786	33.0	439,110	33.5	454,193	46.9
A	29,505	8.6	361,165	37.4	390,670	29.8	310,695	32.1
BBB	27,039	7.9	42,630	4.4	69,669	5.3	4,609	0.5
NR (2)	—	—	239,498	24.7	239,498	18.3	—	—
	$342,697	100.0%	$967,929	100.0%	$1,310,626	100.0%	$967,929	100.0%

(1)	AAA uninsured bonds includes $47.1 million in 2009 and $57.7 million in 2008 of bonds with GNMA and/or FNMA collateral.
(2)

No formal public rating issued. Approximately 49% in 2009 and 58% in 2008 of the non-rated securities relate to military housing bonds, which we believe have a "BBB" or above shadow rating; approximately 34% in 2009 and 29% in 2008 are revenue obligation bonds, and approximately 17% in 2009 and 13% in 2008 are general obligation bonds. Insurance on these bonds is provided by AMBAC Assurance Corporation (NR) (62% in 2009 and 61% in 2008), Financial Security Assurance, Inc. (AA) (21% in 2009 and 16% in 2008), National Insurance Corporation (A) (formerly MBIA Insurance Corporation) (10% in 2009 and 17% in 2008), and Financial Guaranty Insurance Co. (A) (Reinsured by National Insurance Corporation) (7% in 2009 and 5% in 2008).

Equity Securities

Equity securities totaled $59.0 million at September 30, 2009 and $44.9 million at December 31, 2008. Gross unrealized gains totaled $3.5 million and gross unrealized losses totaled $6.9 million at September 30, 2009. At December 31, 2008, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $11.3 million on these securities. The unrealized losses in 2009 are primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. We believe these losses are due to concerns regarding the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds. We do not intend to sell or believe we will be required to sell these securities before their anticipated recovery; therefore, we do not consider them to be other-than-temporarily impaired at September 30, 2009.

Mortgage Loans

Mortgage loans totaled $1,306.7 million at September 30, 2009 and $1,381.9 million at December 31, 2008. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were no mortgages more than 60 days delinquent as of September 30, 2009. The total number of commercial mortgage loans outstanding was 333 at September 30, 2009 and 352 at December 31, 2008. We did not issue any new loans in 2009. In 2008, new loans were generally $5.0 million to $15.0 million in size, with an average loan size of $5.5 million and an average loan term of 12 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 7.3% that are interest only loans at September 30, 2009. At September 30, 2009, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 57.6% and the weighted average debt service coverage ratio was 1.53.

Mortgage Loans by Collateral Type

	September 30, 2009		December 31, 2008
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$453,123	34.7%	$467,942	33.8%
Industrial	418,480	32.0	418,050	30.3
Office	403,037	30.8	466,068	33.7
Other	32,038	2.5	29,794	2.2
Total	$1,306,678	100.0%	$1,381,854	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2009		December 31, 2008
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$334,185	25.6%	$341,728	24.8%
East North Central	250,161	19.1	269,876	19.5
Pacific	245,949	18.8	261,581	18.9
West North Central	167,529	12.8	172,283	12.5
Mountain	118,593	9.1	132,649	9.6
West South Central	66,205	5.1	69,582	5.0
Other	124,056	9.5	134,155	9.7
Total	$1,306,678	100.0%	$1,381,854	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	September 30, 2009		December 31, 2008
	Gross Carrying Value	Percent of Total	Gross Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$374,661	28.7%	$330,144	23.9%
50%- 60%	290,876	22.3	269,816	19.6
60% - 70%	472,874	36.2	474,436	34.3
70% - 80%	137,976	10.6	267,159	19.3
80% - 90%	25,016	1.9	34,904	2.5
90% - 100%	5,275	0.3	5,395	0.4
Total	$1,306,678	100.0%	$1,381,854	100.0%

(1)	Loan-to-Value Ratio at origination

Mortgage Loans by Year of Origination

	September 30, 2009		December 31, 2008
	Gross Carrying Value	Percent of Total	Gross Carrying Value	Percent of Total
	(Dollars in thousands)
2008	$202,822	15.5%	$205,925	14.9%
2007	286,666	21.9	291,261	21.1
2006	189,322	14.5	197,153	14.2
2005	132,960	10.2	136,753	9.9
2004 and prior	494,908	37.9	550,762	39.9
Total	$1,306,678	100.0%	$1,381,854	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. At September 30, 2009, we held a valuation allowance for one impaired loan totaling $0.4 million. There was no valuation allowance for mortgage loans at December 31, 2008. During the third quarter of 2009, we foreclosed on three mortgage loans with a book value totaling $14.2 million and took possession of the real estate with an appraised value totaling $16.8 million.

Derivative Instruments

Derivative instruments consist primarily of call options supporting our index annuity business net of collateral received from counterparties totaling $52.1 million at September 30, 2009 and $12.9 million at December 31, 2008.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 8.7 years at September 30, 2009 and 8.9 years at December 31, 2008. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.2 at September 30, 2009. The effective duration of our annuity liabilities was approximately 6.8 at September 30, 2009. The effective durations at September 30, 2009 were calculated by discounting expected cash flows using a corporate yield curve. The 2008 effective liability duration was calculated using a U.S. Treasury yield curve. We believe the use of a corporate yield curve provides a more accurate view of the expected change in fair value given a change in market interest rates.

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

Other Assets

Deferred policy acquisition costs decreased 18.0% to $1,120.1 million and deferred sales inducements decreased 15.2% to $356.2 million at September 30, 2009 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $176.3 million at September 30, 2009 and $398.2 million at December 31, 2008, and increased deferred sales inducements $81.6 million at September 30, 2009 and $134.2 million at December 31, 2008. The change in unrealized appreciation/depreciation on fixed maturity securities also caused a decrease in our deferred income tax benefit. Other assets increased 94.6% to $81.0 million primarily due to increases in receivables for securities sold. Assets held in separate accounts increased 17.3% to $677.1 million primarily due to a decrease in unrealized losses on the underlying investment portfolios.

Liabilities

Policy liabilities and accruals decreased 1.2% to $11,790.4 million at September 30, 2009 primarily due to decreases in interest sensitive and index product reserves as a result of the increased surrenders of the EquiTrust Life independent distribution business, partially offset by an increase in the volume of Farm Bureau Life's business in force. We paid off our $60.0 million line of credit borrowings in the first quarter of 2009, which reduced our short-term debt. Other liabilities increased 17.4% to $127.5 million primarily due to increases in payables for securities purchased.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 226.0% to $842.2 million at September 30, 2009, compared to $258.4 million at December 31, 2008. This increase is attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities and net income, partially offset by non-credit impairment losses.

At September 30, 2009, FBL's common stockholders' equity was $839.2 million, or $27.56 per share, compared to $255.4 million or $8.46 per share at December 31, 2008. Included in stockholders' equity per common share is $3.84 at September 30, 2009 and $21.54 at December 31, 2008 attributable to accumulated other comprehensive loss.

Liquidity and Capital Resources

Cash Flows

During 2009, our operating activities generated cash flows totaling $341.7 million. This is primarily due to net income of $38.7 million adjusted for non-cash operating revenues and expenses netting to $303.0 million. We generated cash of $139.4 million from our investing activities during the 2009 period. The primary sources were from $1,506.6 million in sales, maturities or the repayment of investments, partially offset by $1,365.9 million of investment acquisitions. Our financing activities used cash of $506.0 million during the 2009 period. The primary uses were $1,556.9 million for return of policyholder account balances on interest sensitive and index products and repayment of the $60.0 million line of credit borrowings, partially offset by sources of $1,116.5 million from receipts from interest sensitive and index products credited to policyholder account balances.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the nine months ended September 30, 2009 included management fees from subsidiaries and affiliates of $6.0 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life historically had received capital contributions from FBL Financial Group, Inc. to help fund its growth or replenish capital. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' continuing operations and financing activities relating to interest sensitive and index products used funds totaling $85.2 million for the nine months ended September 30, 2009 and provided funds totaling $1,261.5 million for the 2008 period.

EquiTrust Life had net cash outflows from operations and financing activities totaling $266.6 million for the nine months ended September 30, 2009, primarily due to increased surrender activity resulting from the impact of the MVA feature on certain contracts as outlined in the "Impact of Recent Business Environment" section above. U.S. Treasury rates increased throughout 2009 from unprecedented lows reached at the beginning of the year and surrenders declined steadily returning to expected levels by the end of the third quarter. At September 30, 2009, EquiTrust Life direct annuity contracts with a reserve totaling $1,249.4 million had a gross surrender charge in excess of 5.0%, but a net surrender charge after the MVA of less than 5.0%. The anticipated surrenders, combined with the reduction in sales to preserve capital, may cause cash outflows in 2009 to continue exceeding cash inflows. Any net cash outflow is expected to be funded by cash on hand and to the extent necessary, proceeds from investment sales of fixed maturity securities in an unrealized gain position to meet these needs. At September 30, 2009, EquiTrust Life had cash and short-term investments on hand totaling $221.2 million and fixed maturity securities in an unrealized gain position totaling $3,246.2 million. See the "Market Risks of Financial Instruments" section in our 2008 Annual Report on Form 10‑K for additional discussion on the calculation and impact of MVAs on surrender activity and liquidity.

In the first quarter of 2009, we repaid the outstanding borrowings on our line of credit and terminated the agreement. See Note 5 to our consolidated financial statements for additional details regarding this agreement.

Interest payments on our debt totaled $19.5 million for the nine months ended September 30, 2009 and $13.5 million for the 2008 period. Interest payments on our debt outstanding at September 30, 2009 are estimated to be $5.6 million for the remainder of 2009. We paid cash dividends on our common and preferred stock during the nine-month period totaling $7.6 million in 2009 and $11.3 million in 2008. It is anticipated that quarterly cash dividend requirements for the fourth quarter of 2009 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $1.9 million during the remainder of 2009. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the "Farm Bureau" and "FB" designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through February 28, 2010 and we anticipate they will continue to forgo such right thereafter.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2009, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, from Farm Bureau Life is $28.2 million. EquiTrust Life cannot pay a dividend without regulatory approval in 2009 due to its unassigned surplus position at December 31, 2008.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of September 30, 2009, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and, given the current market conditions, access to additional capital could be limited. To improve our capital position, we entered into an agreement with EMCNL under which they recaptured a block of life and annuity policies with reserves totaling $249.8 million. This transaction increased the statutory risk based capital at EquiTrust Life by approximately 20 percentage points. See Note 10 to the consolidated financial statements for additional details regarding this transaction.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $10.9 million at September 30, 2009. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $5.0 million from Farm Bureau Life and $2.4 million from other non-life insurance subsidiaries during the remainder of 2009.

As of September 30, 2009, we had no material commitments for capital expenditures.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at September 30, 2009, included $325.9 million of short-term investments, $12.9 million of cash and $1,256.2 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the Federal Home Loan Bank (FHLB), which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, current market value of the par value of admitted assets less legal reserve requirements, and our willingness or capacity to hold activity-based FHLB common stock.

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

Recently Adopted Accounting Changes

As discussed in Note 1 to our consolidated financial statements, we adopted several accounting pronouncements during the nine months ended September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended September 30, 2009, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

10.31	Termination Agreement and Release of All Claims, by and between John M. Paule and FBL Financial Group, Inc., effective October 2, 2009 *

31.1	Certification Pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* exhibit relates to a compensatory plan for management or directors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2009

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)