Form 10-Q/A
period 2009-06-30
FBL FINANCIAL GROUP INC
filed 2009-11-30
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Operations	5
Consolidated Statements of Changes in Stockholders’ Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	59

Item 4. Controls and Procedures	59

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	60

Item 6. Exhibits	60

SIGNATURES	61
EX-3.(ii)(a)
EX-10.4(a)
EX-10.29(a)
EX-10.30
EX-31.1
EX-31.2
EX-32

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A amends Form 10-Q for the period ended June 30, 2009 originally filed by FBL Financial Group, Inc. with the Securities and Exchange Commission on August 6, 2009. This Amendment No. 1 amends the Form 10-Q to include a revised Exhibit 10.29(a) related to a Bonus Metric Schedule for the 2009 Restricted Stock Agreement between James E. Hohmann and FBL Financial Group.
This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the financial statements or disclosures made in the Form 10-Q except as noted above. The filing of this Amendment No. 1 shall not be deemed an admission that the Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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