Form 10-K
period 2009-12-31
FBL FINANCIAL GROUP INC
filed 2010-02-19
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2009, the aggregate market value of the registrant's Class A and B Common Stock held by non-affiliates of the registrant was $107,960,059 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at February 16, 2010
Class A Common Stock, without par value	29,319,033
Class B Common Stock, without par value	1,192,990

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts Into Which Incorporated
Proxy statement for annual shareholders meeting on May 19, 2010	Part III

FBL FINANCIAL GROUP, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

PART I.
	Cautionary Statement Regarding Forward Looking Information	1
Item 1.	Business	3
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	30

PART II.
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities and Securities Authorized for Issuance under Equity Compensation Plans	31
Item 6.	Selected Consolidated Financial Data	34
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 8.	Consolidated Financial Statements and Supplementary Data	81
	Management's Report on Internal Control Over Financial Reporting	81
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	81
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	82
	Consolidated Balance Sheets	83
	Consolidated Statements of Operations	85
	Consolidated Statements of Changes in Stockholders' Equity	86
	Consolidated Statements of Cash Flows	88
	Notes to Consolidated Financial Statements	91
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	134

PART III.

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	135

	SIGNATURES	139

	Report of Independent Registered Public Accounting Firm on Schedules	140
	Schedule I - Summary of Investments - Other than Investments in Related Parties	141
	Schedule II - Condensed Financial Information of Registrant	142
	Schedule III - Supplementary Insurance Information	146
	Schedule IV - Reinsurance	148

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

As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries' ability to make distributions to us is limited by law, and could be affected by risk-based capital computations.

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

We assumed a significant amount of closed block business through a coinsurance agreement and have only a limited ability to manage this business.

Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

Our business is highly dependent on our relationships with Farm Bureau organizations and would be adversely affected if those relationships became impaired.

Our relationship with Farm Bureau organizations could result in conflicts of interests.

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

FBL Financial Group, Inc. (we or the Company) sells individual life and annuity products principally under the consumer brand names Farm Bureau Financial Services and EquiTrust Financial Services. These brand identities are represented by the distribution channels of our subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life). As of December 31, 2009, our Farm Bureau Life distribution channel consisted of 2,020 exclusive agents and agency managers. These agents and agency managers sell our products in the Midwestern and Western sections of the United States. As of December 31, 2009, our EquiTrust Life independent distribution channel consisted of 20,195 independent agents. These agents sell our products in all states except New York, and also in the District of Columbia.

FBL Financial Group, Inc. was incorporated in Iowa in October 1993. Its subsidiary, Farm Bureau Life, began operations in 1945 and subsidiary EquiTrust Life began operations under that name in 1998. Several other subsidiaries support various functional areas and affiliates by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage all aspects of two Farm Bureau affiliated property-casualty insurance companies (Farm Bureau Property & Casualty Insurance Company, formerly known as Farm Bureau Mutual Insurance Company, and Western Agricultural Insurance Company) which operate predominately in eight states in the Midwest and West.

FBL's Business by Company and Distribution Channel

FBL Financial Group, Inc.
COMPANY	Farm Bureau Life Insurance Company	EquiTrust Life Insurance Company	Farm Bureau Property & Casualty Insurance Company* Western Agricultural Insurance Company*
CHANNEL	Direct	Direct	FBL's Managed Property-Casualty Operations
BRANDS
DISTRIBUTION	2,020 exclusive Farm Bureau agents and agency managers	20,195 independent agents representing independent marketing organizations, broker/dealers and banks	1,219 exclusive Farm Bureau agents and agency managers (included under the 2,020 Farm Bureau Life agents)
PRODUCTS	A comprehensive line of life insurance, annuity and investment products	Traditional fixed rate and index annuities	A full line of personal and commercial property-casualty insurance products
TERRITORY	15 Midwestern and Western states	Licensed in all states except New York	Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah, and other states for crop and nonstandard auto insurance
*
FBL Financial Group receives a management fee from these companies. Underwriting results do not impact FBL Financial Group's results. On January 1, 2010, as the result of a mutual holding company conversion, Farm Bureau Mutual Insurance Company's name was changed to Farm Bureau Property & Casualty Insurance Company.

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

Business Strategy

The volatility and stress in the financial markets in 2009 impacted our business strategies. In the past, our business strategies have been shaped by our desire for growth, however, in 2009 and 2010, our business strategies are now also shaped by our focus on balance sheet optimization, capital strengthening, risk diversification and ratings restoration. Our core business strategies are differentiated by our target markets, which are served by our two life insurance subsidiaries, Farm Bureau Life and EquiTrust Life.

Farm Bureau Life Insurance Company

Our 2,020 Farm Bureau Life agents are multi-line agents who sell both property-casualty insurance products and life insurance and investment products under the Farm Bureau name. Having multi-line agents enhances our ability to develop a more comprehensive relationship with our customers and increases our ability to cross sell our life insurance and investment products to the pool of Farm Bureau property-casualty customers.

The Farm Bureau business and distribution channel is our foundation and we are defined by our service to this niche marketplace. Growth in this channel is important to our success and we are focused on delivering consistent, predictable and sustainable growth from this marketplace.

We focus on needs-based selling and have a broad portfolio of life insurance and annuity products so that we have attractive products available to satisfy the needs of our agents and customers. Sales within our Farm Bureau Life target marketplace are the result of perceived good value, excellent customer service and a trusted relationship with a Farm Bureau agent.

Because of their multi-line nature, our Farm Bureau Life agents also focus on cross selling life insurance products to Farm Bureau members who already own a property-casualty policy issued by Farm Bureau affiliated property-casualty companies. For example, in the eight-state region where we manage the affiliated property-casualty insurance companies and related field force (Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah), 23% of our property-casualty policyholders also own a Farm Bureau Life annuity or life product. This percentage is and has historically been higher than the industry average for multi-line exclusive agents, which is 11% according to the most recent research by Life Insurance and Market Research Association (LIMRA). We believe there is further opportunity for growth from cross-selling as 69% of the Farm Bureau members in the eight-state region have a Farm Bureau property-casualty insurance product, while only 20% of Farm Bureau members in the eight-state region have a life insurance product with us.

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

Just-In-Time Team - Comprised of product and sales experts available to agents through a toll-free call, this team can answer nearly any question related to products, sales approaches, suitability and more.

Advanced Markets Team - This group is an extension of the Just-In-Time team and includes high-end experts such as attorneys and others who specialize in financial matters.

Life Sales Advisors - These field representatives are located strategically across our 15-state territory. They provide direct, hands-on training and support to agents on our broad portfolio of products.

Over the last several years, we have focused on transforming our sales model so that our agents act like entrepreneurial business owners with a retail financial services business. Under this model our agents have sales and service associates, who assist them and are licensed to sell life and annuity products. The number of sales and service associates that our agents have has grown to 1,961 at December 31, 2009, from 1,698 at December 31, 2008. While our agent count has not changed significantly over time, our production per agent has increased.

While we underwrite a vast majority of the products available for sale by the Farm Bureau agents, we broker products sold by other carriers when we do not have the expertise, ratings or scale to efficiently compete in the marketplace. Examples of brokered products include long-term care insurance, health insurance and last survivor life policies. In addition, beginning in 2010, as discussed in the Variable Segment section that follows, we will discontinue underwriting variable products and will begin selling products manufactured by another carrier. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales.

Farm Bureau Life's growth has been augmented by our long and successful history of being a consolidator among Farm Bureau affiliated insurance companies. Over the last 25 years, we have had 10 consolidations. This has allowed us to grow to an operation covering 15 states in the Midwest and West. While we believe further consolidation makes sense, this is a long term strategy. By focusing on maintaining solid relationships with the leaders of these companies and the Farm Bureau organizations, we are prepared when opportunities arise.

EquiTrust Life Insurance Company

EquiTrust Life was established to capitalize on opportunities to grow outside our traditional Farm Bureau niche marketplace and provide diversification to the overall FBL organization. Today EquiTrust Life business consists of our independent channel, a closed block of coinsured business and variable alliance partnerships. As discussed in the "Variable Segment" section that follows, we are discontinuing new sales of variable products in 2010.

Our EquiTrust Life independent channel began in late 2003 and was developed to serve a growing market of baby boomers and seniors who are approaching or are in retirement. Our focus has been on offering a portfolio of clean and simple fixed annuity products and providing a high level of service. As of December 31, 2009, the EquiTrust Life independent channel had 20,195 appointed independent agents, who are affiliated with independent marketing organizations, broker/dealers and banks. Since its inception in 2003, our EquiTrust Life independent channel has had a high rate of growth, causing it to require an increasing amount of capital. Adverse market conditions beginning in the latter half of 2008 caused a deterioration of EquiTrust Life's capital position. In addition, these market conditions have made access to capital more limited and expensive. As a result, beginning in the fourth quarter of 2008 and throughout 2009, we reduced sales by discontinuing the sale of products with high initial capital strain and by adjusting pricing and commission payment patterns.

In 2009, we completed a strategic review of our EquiTrust Life business and implemented what we are calling the EquiTrust reinvention. This reinvention embodies innovative strategies, diversified products, and more focused attention to distribution partners and target customers. It also recognizes the existing strengths of EquiTrust Life as an organization that is very nimble and agile, effectively processing business and engaging with distributors. The reinvention calls for developing consumer-focused life insurance in cooperation with independent marketing intermediaries. EquiTrust Life will continue to sell fixed annuity products, but we will sell them at a level designed to keep assets under management stable. The first life offering planned is a single-premium whole life product that is being developed for the senior market with a targeted launch in 2010.

We continue to offer a variety of traditional fixed rate and index annuities. Our multi-year guarantee annuity product allows our customers to lock in competitive rates for a period of their choice, while our index annuities respond to consumers' desire for products which allow interest credits that reflect movement in broad market indices while limiting the downside risk with certain principal guarantees. Future sales of index annuities may be impacted by the enactment of Rule 151A by the Securities and Exchange Commission (SEC), which would change the federal law status of index annuities from insurance products to registered securities products. See "Item 1. Business - Regulation" for more information on this rule.

Up until August 1, 2004, we assumed, through a coinsurance agreement, a percentage of certain annuity business written by American Equity Investment Life Insurance Company (American Equity). This closed block continues to provide us with significant assets and earnings. We previously had a closed block coinsurance agreement with EMC National Life Company (EMCNL), under which we assumed in force business through December 31, 2002. Effective October 1, 2009, EMCNL recaptured this block of business, thereby ending the coinsurance agreement.

Marketing and Distribution

Farm Bureau Life Market Area

Sales through our Farm Bureau Life distribution channel are conducted in 15 states which we characterize as follows: multi-line states (we own the Farm Bureau affiliated life company and manage the Farm Bureau affiliated property-casualty companies) - Arizona, Iowa, Kansas, Minnesota, Nebraska, New Mexico, South Dakota and Utah; and life only states (we own the Farm Bureau affiliated life company and non-owned/non-managed Farm Bureau affiliated property-casualty companies manage the exclusive multi-line agents) - Colorado, Idaho, Montana, North Dakota, Oklahoma, Wisconsin and Wyoming.

Our target market for Farm Bureau branded products is Farm Bureau members and "Middle America" in our 15-state territory. We traditionally have been very strong in rural and small town markets and, over the last several years, have focused growth of our agency force in some of the medium-sized cities and suburbs within our 15 states where we believe there are significant life and annuity opportunities. This target market represents a relatively financially conservative and stable customer base. The financial needs of our target market tend to focus on security, insurance needs and retirement savings.

Affiliation with Farm Bureau

Many of our customers are members of Farm Bureau organizations affiliated with the American Farm Bureau Federation (American Farm Bureau). The American Farm Bureau is the nation's largest grass roots farm and ranch organization and currently has 6.3 million member families. In order to market insurance products in a given state using the "Farm Bureau" and "FB" designations, related trademarks and service marks, a company must have an agreement with the state's Farm Bureau organization. Generally, these marketing rights have only been granted to companies owned by or closely affiliated with Farm Bureau organizations. For each of the states in our Farm Bureau marketing territory, we have the right to use the "Farm Bureau" name and "FB" logo for marketing life insurance and investment products.

All of the state Farm Bureau organizations in our 15-state Farm Bureau Life marketing area are associated with the American Farm Bureau. The primary goal of the American Farm Bureau is to be the unified national voice of agriculture, working through its grassroots organization to enhance and strengthen the lives of rural Americans and to build strong, prosperous agricultural communities. There are currently Farm Bureau organizations in all 50 states and Puerto Rico, each with their own distinctive mission and goals. Within each state, Farm Bureau is organized at the county level. Farm Bureau programs generally include policy development, government relations activities, leadership development and training, communications, market education classes, commodity conferences and young farmer activities. Member services provided by Farm Bureau vary by state but often include programs such as risk management, alternative energy development and guidance on enhancing profitability. Other benefits of membership include newspaper and magazine subscriptions, as well as savings in areas such as health care, entertainment and automobile rebates. In addition, members have access to theft and arson rewards, accidental death insurance, banking services, credit card programs, computerized farm accounting services, electronic information networks, feeder cattle procurement services, health care insurance, property-casualty insurance and financial services.

The American Farm Bureau may terminate our right to use the "Farm Bureau" and "FB" designations in our states (i) in the event of a material breach of the trademark license that we do not cure within 60 days, (ii) immediately in the event of termination by the American Farm Bureau of the state Farm Bureau's membership in the American Farm Bureau or (iii) in the event of a material breach of the state Farm Bureau organization's membership agreement with the American Farm Bureau, including by reason of the failure of the state Farm Bureau to cause us to adhere to the American Farm Bureau's policies.

We have royalty agreements with each state Farm Bureau organization in our Farm Bureau marketing territory giving us the right to use the Farm Bureau and FB designations in that particular state. Each state Farm Bureau organization in our Farm Bureau territory could terminate our right to use the Farm Bureau designations in that particular state without cause at the conclusion of the royalty agreements. The royalties paid to a particular state Farm Bureau organization are based on the sale of our products in the respective state. For 2009, royalty expense totaled approximately $1.9 million. The royalty agreements vary in term and expiration date as shown below.

Royalty Agreements by State
State	Royalty Agreement Expiration Date	Percent of Farm Bureau Life 2009 First Year Premiums Collected
Iowa	December 31, 2014	28.3%
Kansas	December 31, 2033	17.3
Oklahoma	December 31, 2014	14.9
Wyoming	December 31, 2011	6.2
Minnesota	December 31, 2033	5.1
Utah	December 31, 2033	4.7
Nebraska	December 31, 2033	4.3
Montana	December 31, 2011	3.7
Arizona	December 31, 2033	3.3
New Mexico	December 31, 2033	3.3
Idaho	December 31, 2011	3.0
Wisconsin	December 31, 2011	2.0
Colorado*	December 31, 2011	1.7
South Dakota	December 31, 2033	1.5
North Dakota	December 31, 2011	0.7
		100.0%
* Colorado has notified us that they do not plan to renew their royalty agreement with us upon its expiration in 2011. The existing block of Colorado business will remain with Farm Bureau Life Insurance Company.

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

Our life insurance and investment products are available for sale to both members and non-members. Property-casualty products sold by the property-casualty insurance companies affiliated with Farm Bureau are generally only available for sale to Farm Bureau members. Annual Farm Bureau memberships in our Farm Bureau marketing territory average $45 and are available to individuals, families, partnerships or corporations.

We have service agreements with all of the Farm Bureau-affiliated property-casualty companies in our Farm Bureau Life marketing area, pursuant to which the property-casualty companies provide certain services, which include recruiting and training the shared agency force that sells both property-casualty products for that company and life products for us. The service agreements have expiration dates through December 31, 2015, and upon expiration these agreements are renewed annually. For 2009, we paid $8.6 million for the services provided under these agreements.

Our Advisory Committee, which consists of executives of the Farm Bureau property-casualty insurance companies in our marketing territory, assists us in our relationships with the property-casualty organizations and the Farm Bureau organization leaders in their respective states. The Advisory Committee meets on a regular basis to coordinate efforts and issues involving the agency force and other matters. The Advisory Committee is an important contributor to our success in marketing products through our Farm Bureau distribution system.

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

Our Farm Bureau Life agents are independent contractors and exclusive agents. In the multi-line states where we manage the Farm Bureau affiliated property-casualty companies, our agents are supervised by agency managers employed by the property-casualty companies which are under our direction. There are 1,219 agents and managers in our multi-line states, all of whom market a full range of our life insurance and annuity products. These agents and managers also market products for the property-casualty companies that we manage.

In our life only states, our life insurance and annuity products are marketed by agents of the property-casualty company affiliated with the Farm Bureau organization in that state. These agents and managers, of which there are 801, market our life and annuity products on an exclusive basis and market the property-casualty products of that state's affiliated property-casualty companies. Agents as well as agency managers are independent contractors or employees of the affiliated property-casualty companies.

In addition, Farm Bureau Life agents market mutual funds sponsored by us, as well as other mutual funds which we allow them to sell as registered representatives of our affiliated broker/dealer, EquiTrust Marketing Services, LLC.

As of December 31, 2009, 89% of the agents in our multi-line states were licensed with the Financial Industry Regulatory Authority (FINRA) to sell our variable life and annuity products and sponsored mutual funds. We emphasize and encourage the training of agents for FINRA licensing throughout our Farm Bureau Life territory.

We are responsible for product and sales training for all lines of business in our multi-line states, and for training the agency force in life insurance products and sales methods in our life only states.

We structure our agents' life products compensation system to encourage production and persistency. Agents receive commissions for new life insurance and annuity sales and service fees on premium payments in subsequent years. Production bonuses are paid based on the premium level of new life business written in the prior 12 months and the persistency of the business written by the agent. Persistency is a common measure used in life insurance, which measures the quality and the consistent payment of premiums, and is included in calculating the bonus to either increase or decrease (or even eliminate) the agent's production bonus. We are willing to pay added incentives for higher volumes of business only as long as the business is profitable. Production bonuses allow agents to increase their compensation significantly. In 2009, approximately 26% of agent compensation in our multi-line states was derived from the sale of life and annuity products.

The focus of agency managers is to recruit, train, supervise and retain agents to achieve high production levels of profitable business. Managers receive overwrite commissions on each agent's life insurance commissions which vary according to that agent's productivity level and persistency of business. During the first three years of an agent's relationship with us, the agent's manager receives additional overwrite commissions to encourage early agent development. Early agent development is also encouraged through financing arrangements and the annualization of commissions paid when a life policy is sold.

We have a variety of incentives and recognition programs to focus agents on production of quality life insurance business. Some recognition programs and incentives are jointly conducted with the property-casualty companies. These programs provide significant incentives for the most productive agents. Approximately 13% of our agents and agency managers qualify for our annual incentive trip. Agent recruiting, training, financing and compensation programs are designed to develop a productive agent for the long term. The four-year agency force retention rate for 2009 in our 15 states was approximately 36%, which is above the industry average.

EquiTrust Life Market Area

EquiTrust Life is national in scope and is licensed to sell products in the District of Columbia and all states except New York. Our typical customer is an individual purchaser of annuities who buys through independent agents and representatives. This includes the aging baby boomer population and seniors who are in or approaching retirement.

EquiTrust Life Independent Channel

An important part of our sales success at EquiTrust Life has been our ability to appoint a significant number of independent agents. Working through independent marketing organizations, broker/dealers and banks, we had 20,195 agents appointed at December 31, 2009.

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

We keep our product design simple and straightforward, and in the case of index annuities have only one moving part - the participation rate or index cap.

We are committed to being fair, honest and open in the way we advertise, sell and service our products, as indicated by being an Insurance Marketplace Standards Association (IMSA) qualified company.

We believe in helping consumers understand what an annuity is and how it can be used to support an individual's retirement or accumulation needs.

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

Segmentation of Our Business

We analyze operations by reviewing financial information regarding products that are aggregated into four product segments. The product segments are (1) Traditional Annuity - Exclusive Distribution ("Exclusive Annuity"), (2) Traditional Annuity - Independent Distribution ("Independent Annuity"), (3) Traditional and Universal Life Insurance and (4) Variable. We also have various support operations and corporate capital that are aggregated into a Corporate and Other segment.

See Note 14 of the notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Information" for additional information regarding our financial results by operating segment. Included in the following discussion of our segments are details regarding premiums collected by product type and distribution source. Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents.

Traditional Annuity - Exclusive Annuity Segment

We sell a variety of traditional annuity products through our exclusive agency force. The Exclusive Annuity segment primarily consists of fixed rate annuities and supplementary contracts (some of which involve life contingencies). Traditional annuities provide for tax-deferred savings and supplementary contracts provide for the systematic repayment of funds that accumulate interest.

Premiums Collected - Exclusive Annuity Segment

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
First year - individual	$208,428	$170,675	$73,266
Renewal - individual	86,863	69,177	44,543
Group	10,389	9,187	9,040
Total Traditional Annuity - Exclusive Distribution	$305,680	$249,039	$126,849

The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increase in annuity premiums in 2009 is due to lower short-term market interest rates during the first part of the year making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities. Average crediting rates on our individual deferred annuity contracts were 3.90% in 2009, 4.04% in 2008 and 4.33% in 2007, while the average three-month U.S. Treasury rate was 0.14% in 2009, 1.49% in 2008 and 4.39% in 2007. Premiums collected in our Farm Bureau market territory in 2009 are concentrated in the following states: Iowa (31%), Kansas (24%) and Oklahoma (14%).

Fixed Rate Annuities

We offer annuities that are generally marketed to individuals in anticipation of retirement. We offer traditional annuities principally in the form of single premium immediate annuities (SPDA) and flexible premium deferred annuities (FPDA) that allow policyholders to make contributions over a number of periods. For traditional annuity products, policyholder account balances are credited interest at rates that we determine. Approximately 37% of our existing individual direct traditional annuity business based on account balances is held in qualified retirement plans. To further encourage persistency, a surrender charge against the policyholders' account balance is imposed for early termination of the annuity contract within a specified period after its effective date. The surrender charge rate varies by product, but typically starts at 10% and decreases 1% per year for the first ten years the contract is in force. The annuitant may elect to take the proceeds of the annuity either in a single payment or in a series of payments for life, for a fixed number of years, or a combination of these options.

In addition to FPDAs, we also market SPDA and single premium immediate annuity (SPIA) products which feature a single premium paid when the contract is issued. Benefit payments and the surrender charge structure on SPDA contracts are similar to other fixed rate annuities. Benefit payments on SPIAs begin immediately after the issuance of the contract.

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

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities were 4.3% for 2009, 3.9% for 2008 and 5.2% for 2007. We believe the competitive environment, due to changes in market interest rates discussed above, impacted the level of withdrawal rates in these periods.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest rates based upon existing and anticipated investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period. We examine earnings on assets by portfolio. We then establish rates based on each product's required interest spread and competitive market conditions at the time. Most of our annuity contracts have guaranteed minimum crediting rates. These rates range from 1.50% to 5.50%, with a weighted average guaranteed crediting rate of 2.90% at December 31, 2009 and 3.09% at December 31, 2008.

Interest Crediting Rates of Individual Deferred Fixed Rate Annuities Compared to Guarantees

	Account Value at December 31,
	2009	2008
	(Dollars in thousands)
At guaranteed rate	$351,967	$309,307
Between guaranteed rate and 50 basis points over guarantee	575,474	56,208
Between 50 basis points and 100 basis points over guarantee	313,846	634,872
Greater than 100 basis points over guarantee	545,726	570,821
Total	$1,787,013	$1,571,208

In Force - Exclusive Annuity Segment

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)
Number of direct contracts	53,116	51,439	51,311
Interest sensitive reserves	$2,160,705	$1,971,218	$1,810,452
Other insurance reserves	367,712	381,838	407,199

Traditional Annuity - Independent Distribution Segment

The Independent Annuity segment consists of fixed rate annuities, supplementary contracts (some of which involve life contingencies) and index annuities sold by our independent agents or assumed through coinsurance agreements.

Premiums Collected - Independent Annuity Segment

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Direct:
Fixed rate annuities	$344,772	$915,843	$690,646
Index annuities	266,340	649,412	878,482
Total direct	611,112	1,565,255	1,569,128
Reinsurance assumed	1,364	2,381	3,187
Total Traditional Annuity - Independent Distribution, net of reinsurance	$612,476	$1,567,636	$1,572,315

Premiums collected from the independent channel decreased in 2009 as a result of rate and other actions taken to preserve capital and improve profitability, partially offset by a more favorable market environment for traditional annuity products. Our direct annuity sales in 2009 are widely disbursed throughout the United States with the largest concentration in the states of Pennsylvania (10%), Florida (10%) and Texas (7%). In 2009, 46 IMOs produced at least $3.0 million of premiums collected with the largest providing approximately $47.1 million. The five largest IMOs combined produced a total of $173.5 million of premium from agents appointed directly with them. No one IMO, bank or broker/dealer accounted for more than 10% of our direct premiums collected in 2009.

Our EquiTrust Life independent channel currently offers a variety of fixed rate and index annuities. These products are available to individuals who are seeking to accumulate tax-deferred savings for retirement or other purposes. In 2009, 44% of premiums were placed in annuities that were part of some tax-qualified benefit plan (primarily IRAs) and 56% in non-qualified plans. Most of the annuity plans can be sold to customers up to age 80. The weighted average issue age of annuity owners at

December 31, 2009 was 68.5.

Surrender charge rates on our direct index business range from 0% to 20% and surrender charge periods range from 7 years to 14 years depending upon the terms of the product. Surrender charge rates on our direct fixed rate products range from 2% to 10% with the surrender charge periods consistent with the guarantee periods. The surrender charge amount may be impacted positively or negatively by a market value adjustment (MVA) feature on our products. This adjustment feature may apply if the withdrawal amount exceeds the free withdrawal provision or the contract is surrendered during the surrender charge period. The adjustment for business sold in 2009 and prior is determined by a mathematical formula which measures changes in the interest rate environment since the contract was issued based on the U.S. Treasury yield. This feature provides a benefit to contract holders when interest rates are low and interest rate protection to us in higher interest rate environments. Market conditions with low U.S. Treasury yields provide an environment where contract holders may be able to surrender with smaller net surrender changes. Beginning in 2010, the MVA on new sales is no longer based on U.S. Treasury yields and will limit the exposure to us and policyholders of significant changes in market interest rates.

Index Annuities

Based on account balance, approximately 58% of the annuities in the Independent Annuity segment are index annuities. With an index annuity, the policyholder may choose from a traditional fixed rate strategy or an index strategy. The underlying indices available under the index strategy vary by product, with the S&P 500® being the index which is selected by a large majority of contract holders. The products require periodic crediting of interest and a reset of the applicable index at intervals specified in the contracts. Approximately 32% of the direct index annuities' account value is allocated to the fixed strategy and 68% is allocated to an index strategy. The majority of these products have an annual reset period ending on each contract anniversary date; while certain index strategies have a two-year reset period. Generally, the computation of the index credit is based upon either a point-to-point calculation (i.e., the gain in the applicable index from the beginning of the applicable contract year to the next reset date) or a daily or monthly averaging of the index during the reset period. These products allow contract holders to transfer funds among the various index accounts and a traditional fixed rate strategy at the end of each reset period.

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

The participation rate, which is applied to the growth of the index, varies among the products generally from 25% to 100%. Some of the products we coinsure also have an index margin, which is deducted from the growth in the index and ranges from 0% to 3.5%. The index margins may be adjusted annually, subject to stated limits. In addition, some index accounts within the products are uncapped, while others apply a cap on the amount of index credits the contract holder may earn in any one indexing period, and, for certain products, the applicable cap also may be adjusted annually subject to stated minimums. The annual caps range from 2.0% to 12.0% for the one-year accounts. The minimum guaranteed contract values are equal to 80.0% to 100% of the premium collected plus interest credited at an annual rate ranging from 1.5% to 4.0% on a cumulative basis.

Certain index annuities sold through the EquiTrust Life independent distribution are bonus products. These products are credited with a premium bonus ranging from 4% to 10% of the annuity deposit upon issuance of the contract and for subsequent deposits made for a defined number of years. Starting in 2009, two of the index annuities also offer a bonus of 1% to 2% of the account value, which is added to the contract's value on an anniversary.

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

Fixed Rate Annuities

Approximately 42% of the annuities in the Independent Annuity segment are fixed rate annuities. We sell multi-year guaranteed annuities (MYGAs) that include guarantees of the annual crediting rate primarily for five-year, six-year, eight-year or ten-year periods, and we offer SPIA and FPDA products. We coinsure FPDA and SPDA products with characteristics which are generally similar to the products offered directly through the Exclusive Annuity segment.

Certain fixed rate annuities sold through our EquiTrust Life independent distribution offer an additional first year interest rate. The initial crediting rate on these annuities is typically 0% to 4% higher in the first contract year only.

Withdrawal Rates

Withdrawal rates (excluding death benefits) for our individual deferred annuities (including both direct and assumed business) were 15.4% for 2009, 7.8% for 2008 and 5.5% for 2007. The increase in the withdrawal rate in 2009 reflects the impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. See "Item 1A. Risk Factors" and "Item 7. Market Risks of Financial Instruments - Interest Rate Risk" for additional information regarding the MVA feature and its impact on surrenders.

The business assumed under the coinsurance agreement with American Equity, which had an account value totaling $1.4 billion at December 31, 2009, is subject to recapture at the election of the ceding company beginning in 2011, with a majority of the business subject to recapture in 2012 and 2013. The financial impact of a recapture, if elected by the coinsurer, can't be estimated at this time.

Interest Crediting Policy

We have a rate setting committee that meets monthly, or more frequently if required, to review and establish current period interest and index terms for products sold through our EquiTrust Life independent distribution. The interest and index terms are based upon current investment opportunities. This applies to new sales and to annuity products after an initial guaranteed period, if applicable. We then establish rates based on each product's required interest spread and competitive market conditions at the time. The average interest credited rate on our MYGA contracts, including bonus interest, was 4.88% in 2009, 4.93% in 2008 and 5.10% in 2007. The average rate for these contracts, excluding bonus interest, was 4.77% in 2009, 4.71% in 2008 and 4.66% in 2007. The guaranteed minimum crediting rates for these contracts range from 1.00% to 3.00%, with a weighted average guaranteed crediting rate of 1.51% at December 31, 2009 and 1.57% at December 31, 2008.

Interest Crediting Rates of EquiTrust Life Independent Distribution MYGAs Compared to Guarantees

	Account Value at December 31,
	2009	2008
	(Dollars in thousands)
At guaranteed rate	$48,085	$29,897
Between guaranteed rate and 50 basis points over guarantee	2,992	2,807
Between 50 basis points and 100 basis points over guarantee	294,236	321,212
Greater than 100 basis points over guarantee	2,225,459	2,042,625
Total	$2,570,772	$2,396,541

The average crediting rate for the traditional fixed rate strategy for our index annuities sold through our EquiTrust Life independent distribution was 2.92% in 2009, 2.93% in 2008 and 3.01% in 2007. The guaranteed minimum crediting rates for the fixed rate strategy of our index annuities range from 1.00% to 2.30%, with a weighted average guaranteed crediting rate of 1.77% at December 31, 2009 and 1.94% at December 31, 2008.

We do not have the ability to adjust interest crediting rates or other non-guaranteed elements of the underlying business assumed through coinsurance agreements, as this authority remains with the direct writer. Average credited rates on fixed rate annuities assumed were 3.35% in 2009, 3.44% in 2008 and 3.42% in 2007. Most of the annuity contracts assumed through our coinsurance agreement with American Equity have guaranteed minimum crediting rates. These rates range from 2.25% to 4.00%.

Interest Crediting Rates of Assumed Fixed Rate Annuities Compared to Guarantees

	Account Value at December 31,
	2009	2008
	(Dollars in thousands)
At guaranteed rate	$32,112	$42,038
Between guaranteed rate and 50 basis points over guarantee	320,078	386,472
Between 50 basis points and 100 basis points over guarantee	16,637	41,490
Greater than 100 basis points over guarantee	12,658	14,145
Total	$381,485	$484,145

In Force - Independent Annuity Segment

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)
Number of direct contracts	88,486	93,769	73,980
Direct interest sensitive reserves	$2,600,741	$2,398,237	$1,607,009
Direct index annuity reserves	3,145,776	3,581,396	3,387,727
Assumed annuity reserves	1,382,082	1,583,754	1,766,735
Direct other insurance reserves	152,169	145,036	64,242

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

We previously had a closed block coinsurance agreement with EMCNL, under which we assumed in force business through December 31, 2002. Effective October 1, 2009, EMCNL recaptured this block of business, thereby ending the coinsurance agreement.

Premiums Collected - Traditional and Universal Life Insurance Segment

	For the year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Universal life:
First year	$8,523	$6,672	$5,448
Renewal	40,475	39,338	39,027
Total	48,998	46,010	44,475
Participating whole life:
First year	11,217	12,089	14,680
Renewal	94,741	93,378	91,249
Total	105,958	105,467	105,929
Term life and other:
First year	12,030	10,414	9,291
Renewal	54,360	49,135	44,518
Total	66,390	59,549	53,809
Total Traditional and Universal Life Insurance	221,346	211,026	204,213
Reinsurance assumed	7,705	10,913	11,695
Reinsurance ceded	(19,986)	(19,094)	(18,309)
Total Traditional and Universal Life Insurance, net of reinsurance	$209,065	$202,845	$197,599

For our direct traditional and universal life insurance premiums collected in our Farm Bureau market territory, premiums collected in 2009 are concentrated primarily in the following states: Iowa (24%), Kansas (16%) and Oklahoma (11%).

Traditional Life Insurance

We offer traditional participating whole life insurance products. Participating whole life insurance provides benefits for the life of the insured. It provides level premiums and a level death benefit and requires payments in excess of mortality charges in early years to offset increasing mortality costs in later years. Under the terms of these policies, policyholders have a right to participate in our surplus to the extent determined by the Board of Directors, generally through annual dividends. Participating business accounted for 40% of direct life receipts from policyholders during 2009 and represented 12% of life insurance in force at December 31, 2009.

We also market non-participating term insurance policies that provide life insurance protection for a specified period. Term insurance is mortality based and generally has no accumulation values. However, we also offer a return of premium rider, which returns a percentage of premiums after a set number of years. For a portion of our business, we may change the premium scales at any time but may not increase rates above guaranteed levels.

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

Underwriting

We follow formal underwriting standards and procedures designed to properly assess and quantify life insurance risks before issuing policies to individuals. To implement these procedures, we employ an underwriting staff of 12 underwriters who have an average of 20 years of experience in the insurance industry. Our underwriters review each applicant's written application, which is prepared under the supervision of our agents, and any required medical records. We generally employ blood and urine testing (including HIV antibody testing) to provide additional information whenever the applicant is age 16 or older and the face amount is $100,000 or greater. Based on the results of these tests, we may adjust the mortality charge or decline coverage completely. We also have an automated process for handling term policies for ages 18 to 55 with face amounts of $25,000 to $75,000. We use our automated underwriting guidelines to evaluate the medical history provided by the applicant and information received from three service providers. Based on the evaluation against our automated underwriting guidelines, we may adjust the mortality charge or decline coverage. Generally, tobacco use by a life insurance applicant within the preceding one-year results in a substantially higher mortality charge. In accordance with industry practice, material misrepresentation on a policy application can result in the cancellation of the policy upon the return of any premiums paid.

Interest Crediting and Participating Dividend Policy

The interest crediting policy for our direct traditional and universal life insurance products is the same as for our traditional annuity products in the Exclusive Annuity segment. See "Interest Crediting Policy" under the Exclusive Annuity Segment discussion. We pay dividends, credit interest and determine other nonguaranteed elements on the individual insurance policies depending on the type of product. Some elements, such as dividends, are generally declared for a year at a time. Interest rates and other nonguaranteed elements are determined based on experience as it emerges and with regard to competitive factors. Average contractual credited rates on our direct universal life contracts were 4.25% in 2009, 4.41% in 2008 and 4.43% in 2007. Our universal life contracts have guaranteed minimum crediting rates that range from 3.00% to 4.50%, with a weighted average guaranteed crediting rate of 3.84% at December 31, 2009 and 3.83% at December 31, 2008.

Interest Crediting Rates of Direct Interest Sensitive Life Products Compared to Guarantees

	Account Value at December 31,
	2009	2008
	(Dollars in thousands)
At guaranteed rate	$331,350	$334,536
Between guaranteed rate and 50 basis points over guarantee	39,531	40,360
Between 50 basis points and 100 basis points over guarantee	22,485	23,326
Greater than 100 basis points over guarantee	233,202	237,760
Total	$626,568	$635,982

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

In Force - Traditional and Universal Life Insurance Segment

	As of December 31,
	2009	2008	2007
	(Dollars in thousands, except face amounts in millions)
Number of direct policies - traditional life	342,791	335,505	332,497
Number of direct policies - universal life	55,729	55,094	55,218
Direct face amounts - traditional life	$33,685	$30,998	$28,552
Direct face amounts - universal life	4,980	4,817	4,695
Direct interest sensitive reserves	628,363	634,963	628,563
Direct other insurance reserves	1,436,162	1,389,546	1,349,141
Assumed insurance reserves	—	202,829	190,741

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

In 2009, we completed a strategic review of our variable products and made a decision to discontinue the sale of new variable products in 2010, both directly through our agents as well as through our alliance partners. Beginning in the second quarter of 2010, we will make available to our distribution force variable annuity and variable life products manufactured by another highly rated insurance company. We will earn fee income from the sale of these products, a portion of which will be passed on to the agents as commissions for the underlying sales. The switch to selling a brokered product is intended to increase the profitability of our company as it takes significant scale to be competitive in underwriting variable products. The in force block of variable products will remain on our books and will continue to be administered by us.

Premiums Collected - Variable Segment

	For the year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Variable annuities:
Exclusive distribution:
First year	$23,858	$40,742	$65,840
Renewal	19,697	23,047	26,377
Total	43,555	63,789	92,217
Alliance channel:
First year (1)	7,293	15,685	30,430
Renewal (1)	3,211	4,417	5,028
Total	10,504	20,102	35,458
Total variable annuities	54,059	83,891	127,675
Variable universal life:
Exclusive distribution:
First year	2,021	4,930	5,557
Renewal	46,098	46,274	46,052
Total	48,119	51,204	51,609
Alliance channel:
First year (1)	193	415	779
Renewal (1)	1,930	2,197	2,102
Total	2,123	2,612	2,881
Total variable universal life	50,242	53,816	54,490
Total Variable	104,301	137,707	182,165
Reinsurance ceded	(888)	(736)	(856)
Total Variable, net of reinsurance	$103,413	$136,971	$181,309

(1) Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Variable sales tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. The S&P 500

Index increased 23.5% in 2009, decreased 38.5% in 2008 and increased 3.5% in 2007. Variable premiums collected in our Farm Bureau market territory are concentrated primarily in the following states for 2009: Iowa (37%), Minnesota (10%) and Kansas (9%).

Variable Universal Life Insurance

We have variable universal life policies that are similar in design to universal life policies, but the policyholder has the ability to direct the cash value of the policy to an assortment of variable sub-accounts and, in turn, assumes the investment risk passed through by those funds. Policyholders can select from variable sub-accounts managed by us as well as sub-accounts that are managed by outside investment advisors. Variable universal life policyholders can also elect a declared interest option under which the cash values are credited with interest as declared. See "Variable Sub-Accounts and Mutual Funds."

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

Our variable annuity products have a guaranteed minimum death benefit (GMDB) rider. The variable annuity products issued by Farm Bureau Life after September 1, 2002 and those issued or assumed by EquiTrust Life generally have a high water mark feature that pays the contract holder the greatest value attained on any anniversary date or the date of a payment or withdrawal. For our variable annuity contracts issued by Farm Bureau Life prior to September 1, 2002, the GMDB is equal to the amount by which premiums less partial withdrawals exceeds the account value on the date of death. In addition, certain of our variable annuity products have an incremental death benefit (IDB) rider that pays a percentage of the gain on the contract upon the death of the contract holder. At Farm Bureau Life, we began issuing variable annuity contracts with guaranteed minimum income benefits (GMIB) on June 1, 2008. Under this optional GMIB rider, upon annuitization after the eighth policy year to a single or joint life income option, the contract holder receives monthly income of the higher of the current accumulated value applied to a current payment option, or a guaranteed payment option applied to the premiums paid minus withdrawals accumulated at a specified rate. There is a minimum of eight years before this GMIB benefit may be taken. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs, or GMIBs determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $1.4 million at December 31, 2009.

Underwriting

Our underwriting standards for direct variable life products are the same as our standards for our traditional and universal life insurance products. See "Underwriting" under the Traditional and Universal Life Insurance segment discussion.

In Force - Variable Segment

	As of December 31,
	2009	2008	2007
	(Dollars in thousands, except face amounts in millions)
Number of direct contracts - variable annuity	19,827	20,624	21,041
Number of direct policies - variable universal life	58,429	61,319	63,378
Direct face amounts - variable universal life	$7,360	$7,698	$7,846
Separate account assets	702,073	577,420	862,738
Interest sensitive reserves	231,838	225,539	202,211
Other insurance reserves	30,595	30,382	27,074

Corporate and Other Segment

The Corporate and Other segment includes (i) advisory services for the management of investments and other companies; (ii) marketing and distribution services for the sale of mutual funds and insurance products not issued by us; (iii) leasing services, primarily with affiliates; (iv) a small block of closed accident and health business; (v) interest expense and; (vi) investments and related investment income not specifically allocated to our product segments.

Reinsurance

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of participating whole life and universal life products are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. New sales of certain term life products are reinsured on a first dollar quota share basis and do not require the reinsurer's prior approval within various guidelines. We do not use financial or surplus relief reinsurance. Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.1 million depending on when the policy was issued.

In addition, we have reinsurance agreements with variable alliance partners to cede a specified percentage of risks associated with variable universal life and variable annuity contracts. Under these agreements, we pay the alliance partners their reinsurance percentage of charges and deductions collected on the reinsured policies. The alliance partners in return pay us their reinsurance percentage of benefits in excess of related account balances. In addition, the alliance partners pay us an expense allowance for new business and development and maintenance costs on the reinsured contracts. Consistent with our decision to discontinue new sales of variable products in 2010, we will be discontinuing new variable sales with our alliance partners as well.

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

Primary Reinsurers as of December 31, 2009
Reinsurer	A.M. Best Rating	Amount of In Force Ceded	Reserve Credit
		(Dollars in millions)
RGA Reinsurance Company	A+	$2,760.8	$15.7
Swiss Re Life & Health America Inc.	A	2,791.1	11.5
Generali USA Life Reassurance Company	A	2,417.1	7.3
Scottish Re*	E	398.2	4.0
Employers Reassurance Corporation	A-	574.3	2.5
Munich American Reassurance Company	A+	291.0	0.5
All other (8 reinsurers)	A- to A++	256.6	0.8
Total		$9,489.1	$42.3

* New business with Scottish Re was terminated in early 2007, following difficulties at that company and related ratings downgrades. Scottish Re continues to meet its reinsurance obligation with us in a normal fashion.

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 63% of catastrophic losses after other reinsurance and a deductible of $0.9 million. Pool losses are capped at $18.3 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $6.8 million per event. As of the date of this filing, there have been no claims on the reinsurance pool.

In addition, Farm Bureau Life has an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention which, effective January 1, 2010, was increased from $11.0 million to $12.0 million. A maximum occurrence limit of $50.0 million applies to policies written on agents of the company who are participating in company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.

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

The EquiTrust Funds each currently issue shares in six investment series (a Portfolio or collectively the Portfolios) with the following distinct investment objectives: (1) long-term capital appreciation by investing in equity securities which have a potential to earn a high return on capital and/or are undervalued by the marketplace; (2) as high a level of current income as is consistent with investment in a diversified portfolio of high-grade income-bearing debt securities; (3) as high a level of current income as is consistent with investment in a diversified portfolio of lower-rated, higher yielding income-bearing securities; (4) high level of total investment return through income and capital appreciation by investing in common stocks and other equity securities, high grade debt securities and high quality short-term money market instruments; (5) maximum current income consistent with liquidity and stability of principal; and (6) growth of capital and income by investing primarily in common stocks of well-capitalized, established companies. The net assets of the EquiTrust Funds at December 31, 2009 totaled $478.7 million.

EquiTrust Investment Management Services, Inc. (the Advisor), a subsidiary, receives an annual management fee based on the average daily net assets of each EquiTrust Portfolio that ranges from 0.25% to 0.60% for the Series Fund and from 0.20% to 0.45% for the Insurance Series Fund. In addition, the Advisor receives a 0.05% accounting fee not to exceed $30,000 per portfolio. EquiTrust Marketing Services, LLC (EquiTrust Marketing), a subsidiary, serves as distributor and principal underwriter for the EquiTrust Funds. EquiTrust Marketing receives from the Series Fund a front-end load fee ranging from 0% to 5.75% for Class A share sales, an annual distribution services fee of 0.25% for Class A shares and Service Class shares and 0.50% for Class B shares, a 0.25% annual administration services fee for Class A and B shares and a contingent deferred sales charge paid on the early redemption of Class B shares. EquiTrust Marketing also serves as the principal dealer for the Series Fund and receives commissions and fees.

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

The Series Fund, Inc. is offered through registered representatives of EquiTrust Marketing, the principal underwriter. For more complete information including fees, charges and other expenses, obtain a prospectus from EquiTrust Marketing Services, LLC, 5400 University Avenue, West Des Moines, Iowa 50266. Please read the prospectus before you invest.

Ratings and Competition

Financial strength ratings are an important factor in establishing the competitive position of insurance companies. Insurer financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations to policyholders and contract holders. Credit ratings represent the opinions of rating agencies regarding an issuer's ability to repay its indebtedness. All of our ratings are subject to revision or withdrawal at any time by the rating agency, and therefore, no assurance can be given that these ratings will be maintained. Our insurer financial strength ratings and credit rating as of the date of this filing are listed in the table below:

A.M. Best Ratings
	Rating	Rating Type	Outlook
Farm Bureau Life Insurance Company	B++ (Good)	Insurer Financial Strength Rating	Negative
EquiTrust Life Insurance Company	B+ (Good)	Insurer Financial Strength Rating	Negative
FBL Financial Group, Inc.	bb	Credit Rating	Negative

A.M. Best has 13 financial strength ratings assigned to solvent insurance companies, which currently range from A++ (Superior) to D (Poor). A.M. Best's long-term credit ratings range from aaa (exceptional) to d (in default). A + or - may be appended to ratings from aa to ccc to indicate relative position within a category. A rating of bbb- or above is considered investment grade. As of the date of this filing, A.M. Best has the life/health industry on a negative rating outlook.

We operate in a highly competitive industry. Insurers compete based primarily upon price, service level and the financial strength of the company. The operating results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies and other factors. We believe our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to maintain good or better ratings from A.M. Best. In connection with the development and sale of our products, we encounter significant competition from other insurance companies, and other financial institutions, such as banks and broker/dealers, many of which have financial resources substantially greater than ours.

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

In 2008, the SEC approved Rule 151A. Under the rule, the SEC would be responsible for oversight of the sale and marketing of most index annuities. Enforcement of the Rule is currently stayed pending a legal challenge to the rule. The court has ordered the SEC to make additional findings and resubmit the rule before it will become effective. If the rule is resubmitted and adopted once again, the effective date of the new rule would be two years after such rule became final. Additional legal challenges are anticipated should that occur. If the rule should become final, most index annuities will be considered a type of security and all agents selling index annuities will be required to be registered representatives affiliated with a licensed broker dealer. This could increase the cost, decrease the profitability and reduce the volume of sales across the industry. Index annuities are important to our business; however, we also offer a wide variety of life insurance and annuity products and have experience with registered investment products.

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

Employees

At December 31, 2009, we had 1,714 employees. A majority of our employees, including the executive officers, also provide services to Farm Bureau Property & Casualty Insurance Company and other affiliates pursuant to management agreements. None of our employees are members of a collective bargaining unit.

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

Our results of operations are materially affected by conditions in the financial markets and the economy generally. The financial markets experienced unprecedented volatility and stress in 2008 and into the first part of 2009. Consumer confidence weakened as oil prices and unemployment increased and home prices and the equity markets decreased. At the same time, there was an increase in the cost of credit and a coincident decline in its availability. While the financial markets began to improve in the latter half of 2009, the economy remains a concern with continued high unemployment, large U.S. Government budget deficits and a threat of inflation.

The stressed economic conditions described above did not materially impact our sales. However, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.

Adverse financial market conditions may significantly affect our liquidity, access to capital and cost of capital.

As described in "Item 7. Liquidity and Capital Resources" of this Form 10-K, our life insurance subsidiaries have historically generated positive cash flow as measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. However, during 2009 EquiTrust Life experienced net negative cash flows due to a reinsurance recapture transaction, increased surrender activity and decreased sales. While the surrender activity at EquiTrust Life has diminished, a significant increase in policyholder benefits, coupled with an increase in market interest rates, could require us to sell fixed maturity securities that are in an unrealized loss position. Such sales would result in a charge to income and a reduction in capital. At December 31, 2009, we believe the probability we would have to sell investments in an unrealized loss position to meet cash flow needs is remote. See "Item 7. Financial Condition" and Note 2 to our consolidated financial statements in Item 8 for details regarding the unrealized loss position on our fixed maturity securities.

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

Adverse capital market conditions may affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. Without sufficient capital, we could be forced to curtail certain of our operations, and our business could suffer. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of December 31, 2009, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

The Market Value Adjustment (MVA) feature on certain policies may cause surrenders to increase in an extremely low interest rate environment.

The surrender charge amount on our EquiTrust Life independent channel business may be impacted positively or negatively by a market value adjustment (MVA) feature on these products. This adjustment feature may apply if the withdrawal amount exceeds the free withdrawal provision or the contract is surrendered during the surrender charge period. Most of the fixed annuity products sold by the EquiTrust Life independent channel offer an MVA feature which is based on U.S. Treasury rates. This feature provides a benefit to contract holders when interest rates are low and interest rate protection to us in higher interest rate environments. Market conditions with low U.S. Treasury yields provide an environment where contract holders may be able to surrender with smaller net surrender charges.

The unprecedented low U.S. Treasury yields late in 2008 and continuing into early 2009 provided an environment where contract holders were able to surrender with smaller net surrender charges, which significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter of 2009 and continued declining throughout the remainder of the year to expected levels in the fourth quarter. The decline in surrender levels were primarily due to an increase in U.S. Treasury rates and various conservation strategies we implemented.

We have hedged a portion of our exposure to MVA adjustments in a low interest rate environment by purchasing a zero-coupon U.S. Treasury bond. It is expected that future MVA losses in an extremely low interest rate environment, should one emerge, will be offset by gains on this U.S. Treasury bond as well as gains on the fixed maturity securities backing the contracts being surrendered. In addition, beginning in 2010, we introduced changes to the MVA feature for new sales, which will limit the exposure to us and policyholders of significant swings in the MVA adjustment as a result of changes in market interest rates. We cannot predict the extent to which increased surrender activity may occur in the future or what impact such excess surrenders could have on our business, results of operations, cash flows and financial condition.

Our valuation of fixed maturity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment or market conditions.

The fixed income markets in 2008 and early 2009 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. Market conditions improved substantially throughout 2009; however, credit downgrade and default events are expected to peak in the early part of 2010 and begin to decline towards more normal levels around the middle of the year. Certain market sectors remain dislocated and, within those sectors, market valuations may not be reflective of true economic value. These events have had, and may continue to have, an adverse effect on us. Volatile market conditions may increase the difficulty of valuing certain securities. Securities in active markets with significant observable data may become illiquid due to market conditions or the current financial environment, and require greater estimation and judgment as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.

The decision on whether to record an other-than-temporary impairment is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery. Our conclusions regarding the recoverability of a particular security's market price may ultimately prove to be incorrect as facts and circumstances change.

Our investment portfolio is subject to credit quality risks which may diminish the value of our invested assets and affect our profitability and reported book value per share.

We are subject to the risk that the issuers of fixed maturity securities and other debt securities in our portfolio (other than U.S. agency securities), and borrowers on our commercial mortgages, will default on principal and interest payments, particularly in the event of a major downturn in economic activity. As of December 31, 2009, we held $9.9 billion of fixed income securities, $0.6 billion of which represented below-investment grade holdings. Of these $0.6 billion of below-investment grade holdings, 92.2% were acquired as investment grade holdings but, as of December 31, 2009, had been downgraded to below investment grade. An increase in defaults on our fixed maturity securities and commercial mortgage loan portfolios could harm our financial strength and reduce our profitability.

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

The market value of our investments and our investment performance, including yields and realization of gains or losses, may vary depending on economic and market conditions. Such conditions include the shape of the yield curve, level of interest rates and recognized equity and bond indices. Interest rate risk is our primary market risk exposure. Substantial and sustained changes in market interest rates can materially affect the profitability of our products, the market value of our investments and the reported value of stockholders' equity.

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

See "Item 7. Market Risks of Financial Instruments" for further discussion of our interest rate risk exposure and information regarding our asset-liability and hedging programs to help mitigate our exposure to interest rate risk.

We face competition from companies having greater financial resources, more advanced technology systems, broader arrays of products, higher ratings and stronger financial performance, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

See "Item 1. Business - Ratings and Competition" for information regarding risks relating to competition.

As a holding company, we depend on our subsidiaries for funds to meet our obligations, but our subsidiaries' ability to make distributions to us is limited by law, and could be affected by risk-based capital computations.

As a holding company, we rely on dividends from subsidiaries to assist in meeting our obligations. The ability of our subsidiaries to pay dividends or to make other cash payments in the future may materially affect our ability to satisfy our parent company payment obligations, including debt service and dividends on our common stock.

The ability of our subsidiaries, Farm Bureau Life and EquiTrust Life, to pay dividends to the parent company is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. The annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2010, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $78.7 million from Farm Bureau Life and $27.3 million from EquiTrust Life. See Note 13 of our consolidated financial statements for additional details on the dividend limitation.

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

The Model Act provides for four different levels of regulatory actions based on annual statements, each of which may be triggered if an insurer's total adjusted capital, as defined in the Model Act, is less than a corresponding RBC.

The company action level is triggered if an insurer's total adjusted capital is less than 200% of its authorized control level RBC, as defined in the Model Act. At the company action level, the insurer must submit a plan to the regulatory authority that discusses proposed corrective actions to improve its capital position.

The regulatory action level is triggered if an insurer's total adjusted capital is less than 150% of its authorized control level RBC. At the regulatory action level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed.

If an insurer's total adjusted capital is less than its authorized control level RBC, the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer.

The mandatory control level is triggered if an insurer's total adjusted capital is less than 70% of its authorized control level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

Our current capital levels are well above any action level. Failure to maintain adequate capital levels could lead to ratings downgrades and liquidity issues which could adversely affect our business and financial condition.

A significant ratings downgrade may have a material adverse effect on our business.

Ratings are an important factor in establishing the competitive position of insurance companies. If our ratings were lowered further, our ability to market products to new customers could be harmed and existing policyholders might cancel their policies or withdraw the cash values of their policies. These events, in turn, could have a material adverse effect on our net income (loss) and liquidity. Our ratings reflect the agency's opinions as to the financial strength, operating performance and ability to meet obligations to policyholders of our insurance company subsidiaries. There is no assurance that a credit rating will remain in effect for any given period of time or that a rating will not be reduced, suspended or withdrawn entirely by the rating agency, if in the rating agency's judgment, circumstances so warrant. See "Item 1. Business - Ratings and Competition" for a summary of our current ratings.

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

As noted above, our life subsidiaries are subject to the NAIC's RBC requirements which are used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized insurance companies for the purpose of initiating regulatory action. Our life subsidiaries also may be required, under solvency or guaranty laws of most states in which they do business, to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insolvent insurance companies.

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

In 2008, the SEC approved Rule 151A. Under the rule, the SEC would be responsible for oversight of the sale and marketing of most index annuities. Enforcement of the Rule is currently stayed pending a legal challenge to the rule. The court has ordered the SEC to make additional findings and resubmit the rule before it will become effective. If the rule is resubmitted and adopted once again, the effective date of the new rule would be two years after such rule became final. Additional legal challenges are anticipated should that occur. If the rule should become final, most index annuities will be considered a type of security and all agents selling index annuities will be required to be registered representatives affiliated with a licensed broker dealer. This could increase the cost, decrease the profitability and reduce the volume of sales across the industry. Index annuities are important to our business; however, we also offer a wide variety of life insurance and annuity products and have experience with registered investment products.

In addition, our investment management subsidiary is a federally registered investment adviser with the SEC. This subsidiary also manages investment companies (mutual funds) that are registered under the Investment Company Act, which places additional restrictions on its managers. Moreover, our separate accounts are registered as investment companies under the Investment Company Act. The investment companies we advise and our registered separate accounts are themselves highly regulated under the Investment Company Act. In addition, our broker/dealer subsidiary that distributes the shares of our managed investment companies' separate accounts is a broker/dealer registered with the SEC and is subject to regulation under the Exchange Act and various state laws, and is a member of, and subject to regulation by, FINRA. The registered representatives of our broker/dealer subsidiary and of other broker/dealers who distribute our securities products are regulated by the SEC and FINRA and are further subject to applicable state laws. We cannot predict the effect that any proposed or future legislation or rule making by the SEC, FINRA or the states will have on our financial condition or operational flexibility.

Inaccuracies in assumptions regarding future persistency, mortality and interest rates used in calculating reserve, deferred policy acquisition expense and deferred sales inducement amounts and pricing our products could have a material adverse impact on our net income (loss).

The process of calculating reserve, deferred policy acquisition and deferred sales inducement amounts and pricing products for an insurance organization involves the use of a number of assumptions including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death in a given time or place) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). Actual results could differ significantly from those assumed. Inaccuracies in one or more of these assumptions could have a material adverse impact on our results of operations.

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

We assumed a significant amount of closed block business through a coinsurance agreement and have only a limited ability to manage this business.

We have assumed through a coinsurance agreement a block of annuity business with account values totaling $1.4 billion. Our ability to manage the products covered by the coinsurance arrangement is limited and we can make no assurances that our coinsurance counterparty will make decisions regarding the operations of the business covered by the coinsurance agreement in the same manner that we would or in a manner that would have a positive impact on the business covered by the coinsurance arrangement. However, the ceding company still retains 30% to 80% of this business. The business assumed under this coinsurance agreement is subject to recapture by the ceding company beginning 2011 with a majority of the business subject to recapture in 2012 and 2013. The financial impact of a recapture, if elected by the coinsurer, can't be estimated at this time. In addition, we rely on the coinsurer to supply us with accurate financial and accounting data relating to this business.

Our reinsurance program involves risks because we remain liable with respect to the liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

We reinsure a portion of our life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New sales of participating whole life and universal life products are reinsured above prescribed limits and do not require the reinsurer's prior approval within certain guidelines. New sales of certain term life products are reinsured on a first dollar quota share basis and do not require the reinsurer's prior approval within various guidelines. Generally, we enter into indemnity reinsurance arrangements to assist in diversifying our risks and to limit our maximum loss on risks that exceed our policy retention limits. Our maximum retention limit on an insured life ranges up to $1.1 million depending upon when the policy was issued.

Indemnity reinsurance does not fully discharge our obligation to pay claims on the reinsured business. As the ceding insurer, we remain responsible for policy claims to the extent the reinsurer fails to pay claims. Should any reinsurer fail to meet the obligations assumed under such reinsurance, we remain liable, and payment of these obligations could result in losses. To limit the possibility of such losses, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk.

Our business is highly dependent on our relationships with Farm Bureau organizations and could be adversely affected if those relationships became impaired.

Farm Bureau Life's business relies significantly upon the maintenance of our right to use the Farm Bureau and FB trade names and related trademarks and service marks which are controlled by the American Farm Bureau Federation. See discussion under "Item 1. Business - Marketing and Distribution - Affiliation with Farm Bureau" for information regarding this relationship and circumstances under which our access to the Farm Bureau membership base and use of the Farm Bureau and FB designations could be terminated. We believe our relationship with the Farm Bureau provides a number of advantages. Farm Bureau organizations in our current territory tend to be well known and long established, have active memberships and provide a number of member benefits other than financial services. The strength of these organizations provides enhanced prestige and brand awareness for our products and increased access to Farm Bureau members. The loss of the right to use these designations in a key state or states could have a material adverse effect upon operating results.

Our relationship with Farm Bureau organizations could result in conflicts of interests.

Our business and operations are interrelated to a degree with that of the American Farm Bureau Federation, its affiliates, and state Farm Bureaus. The overlap of the business, including service of certain common executive officers and directors of the Company and the state Farm Bureau organizations, may give rise to conflicts of interest among these parties. Conflicts could arise, for example, with respect to business dealings among the parties, the use of a common agency force, the sharing of employees, space and other services and facilities under intercompany agreements, and the allocation of business opportunities between them. Conflicts of interest could also arise between the Company and the various state Farm Bureau organizations in our life-only states, some of whose presidents serve as directors of the Company, and which control their state affiliated property-casualty insurance company, with respect to the use of the common agency force. We have adopted a conflict of interest policy which requires a director to disclose to the Board of Directors and any appropriate committee of the Board, the existence of any transaction or proposed transaction in which the Director has a direct or indirect interest, and the material facts relating thereto. In addition, a majority of our directors are independent and our Audit, Compensation and Governance committees are all comprised solely of independent directors.

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

Legislation eliminating this tax deferral and dividends received deduction could have a material adverse effect on our ability to sell life insurance and annuities. Congress has from time to time considered legislation which would reduce or eliminate the benefits to policyholders of the deferral of taxation on the growth of value within certain insurance products or might otherwise affect the taxation of insurance products and insurance companies relative to other investments. To the extent that the Internal Revenue Code of 1986, as amended, is revised to reduce the tax-deferred status of insurance products, to reduce the taxation of competing products, or to eliminate the dividends received deduction, our financial position and results of operations could be adversely affected.

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

We compete to attract and retain exclusive agents for Farm Bureau Life and independent agents for EquiTrust Life. Intense competition exists for persons and independent distributors with demonstrated ability. We compete primarily on the basis of our reputation, products, compensation, support services, rating agency ratings and financial position. Sales and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining agents and additional distribution sources for our products.

Attracting and retaining employees who are key to our business is critical to our growth and success.

The success of our business is dependent, to a large extent, on our ability to attract and retain key employees. Competition is generally intense in the job market for certain positions, such as actuaries and other insurance professionals with demonstrated ability, particularly with our headquarters being located in central Iowa, a hub of insurance company home offices, where we compete with other insurance and financial institutions.

In general, our employees are not subject to employment contracts. Although none of our named executive officers have indicated that they intend to terminate their employment, there can be no certainty regarding the length of time they will remain with us. Our inability to retain our key employees, or attract and retain additional qualified employees, could materially adversely affect our sales, results of operations and financial condition.

Success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements.

Our business is dependent upon the ability to keep up to date with effective, secure and advanced technology systems for interacting with employees, agents, policyholders, vendors, agents, third parties and investors. It is crucial to our business to reach a large number of people, provide sizeable amounts of information, and secure and store information through our technology systems. If we do not maintain adequate systems to reflect technological advancements, we could experience adverse consequences, including inadequate information on which to base pricing, underwriting and reserving decisions, regulatory problems, litigation exposure or increases in administrative expenses. This could adversely affect our relationships and ability to do business with our clients and make it difficult to attract new customers.

Some of our information technology systems and software are older legacy-type systems and require an ongoing commitment of resources to maintain current standards. Our business strategy involves providing customers with easy-to-use products and systems to meet their needs. We are continuously enhancing and updating our systems to keep pace with changes in information processing technology, evolving industry and regulatory standards and customer demands. Our success is largely dependent on maintaining and enhancing the effectiveness of existing systems, as well as continuing to develop, adopt and enhance information systems that support our business processes in a cost-effective manner.

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

Derivative instruments (including certain derivative instruments embedded in other contracts) not designated as hedges are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings. The following summarizes the material derivatives we hold and how they impact revenue and exnse we report.

We must mark to market the purchased call options we use to fund the index credits on our index annuities based upon quoted market prices from counterparties. We record the change in fair value of these options as a component of our revenues. Included within the change in fair value of the options is an element reflecting the time value of the options, which initially is their purchase cost declining to zero at the end of their lives. The change in the difference between fair value and remaining option cost at beginning and end of year totaled $152.6 million in 2009, ($109.7) million in 2008 and ($51.1) million in 2007.

The future annual index credits on our index annuities are treated as a series of embedded derivatives over the expected life of the applicable contracts. We are required to estimate the fair value of these embedded derivatives. Our estimates of the fair value of these embedded derivative are based on assumptions related to underlying policy terms (including annual cap rates, participation rates, asset fees and minimum guarantees), index values, notional amounts, strike prices and expected lives of the contracts. The change in fair value of embedded derivatives fluctuates with changes in volatility in the indices and in market interest rates. We record the change in fair value of embedded derivatives as a component of our benefits and expenses. However, it will not correspond to the change in fair value of the purchased call options because the purchased options are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force, which typically exceeds 10 years. Changes in the value of the embedded derivatives included in the index annuity contracts totaled $148.9 million in 2009, ($189.4) million in 2008 and ($5.9) million in 2007.

Changes in the fair value of interest rate swaps backing our annuity liabilities are recorded in derivative income (loss) and totaled $3.3 million in 2009, ($1.4) million in 2008 and $4.8 million in 2007. Prior to April 2007, changes in the fair value of these swaps were recorded as a component of the change in accumulated other comprehensive income (loss). Amounts recorded in accumulated other comprehensive income (loss) as of March 31, 2007, are being amortized over the remaining life of the swap. These amounts totaled ($0.2) million in 2009, ($1.1) million in 2008 and ($3.8) million in 2007.

As applicable, we adjust the amortization of deferred policy acquisition costs and deferred sales inducements to reflect the impact of derivatives.

The accounting for our derivatives and embedded derivatives causes volatility in our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal operations are conducted from property leased from a subsidiary of the Iowa Farm Bureau Federation under a 15 year operating lease that expires in 2013. Currently, the property leased primarily consists of approximately 180,000 square feet of a 400,000 square foot office building in West Des Moines, Iowa. Operations related to our EquiTrust Life independent distribution are conducted from approximately 26,000 square feet of another office building in West Des Moines, Iowa, which is leased through 2016. We consider the current facilities to be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference from the discussion in Note 11, "Commitments and Contingencies - Legal Proceedings," to our consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES AND SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Stock Market and Dividend Information

The Class A common stock of FBL Financial Group, Inc. is traded on the New York Stock Exchange under the symbol FFG. The following table sets forth the cash dividends per common share and the high and low prices of FBL Financial Group Class A common stock as reported in the consolidated transaction reporting system for each quarter of 2009 and 2008.

Class A Common Stock Data (per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

2009
High	$16.34	$9.86	$20.36	$22.99
Low	1.81	3.79	7.29	17.00

Dividends declared and paid	$0.1250	$0.0625	$0.0625	$0.0625

2008
High	$35.21	$30.05	$34.86	$27.47
Low	26.07	17.17	18.39	6.53

Dividends declared and paid	$0.1250	$0.1250	$0.1250	$0.1250

There is no established public trading market for our Class B common stock. As of February 1, 2010, there were approximately 6,000 holders of Class A common stock, including participants holding securities under the name of a broker (i.e., in "street name"), and 24 holders of Class B common stock.

Class B common stockholders receive dividends at the same rate as that declared on Class A common stock. We intend to declare regular quarterly cash dividends in the future, subject to the discretion of the Board of Directors, which depends in part upon general business conditions, legal restrictions and other factors the Board of Directors deems relevant. It is anticipated the quarterly dividend rate during 2010 will remain at $0.0625 per common share.

For restrictions on dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources" and Notes 1 and 13 to the consolidated financial statements.

Comparison of Five-Year Total Return

	Period Ending
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
FBL Financial Group, Inc.	$100.00	$116.59	$140.71	$125.93	$57.86	$73.51
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Life & Health Insurance Index	100.00	122.52	142.75	158.45	81.89	94.64

Source: SNL Financial LC

The performance graph shows a comparison of the cumulative total return over the past five years of our Class A common stock, the S&P 500 Index and the S&P 500 Life and Health Insurance Index. The graph plots the changes in value of an initial $100 investment, assuming reinvestment of dividends.

Issuer Purchases of Equity Securities

We did not have any issuer purchases of equity securities for the quarter ended December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our Class A common stock that may be issued upon the exercise of options, warrants and rights, or granted as restricted stock, under our existing equity compensation plans, as of December 31, 2009. These plans include a stock compensation plan, a deferred compensation plan for executives and a deferred compensation plan for directors. Details regarding these plans can be found in Notes 1 and 9 to the consolidated financial statements.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))	(d) Total of Securities in Columns (a) and (c)

Equity compensation plans approved by shareholders:
Stock compensation plan (1)	2,497,477	$26.98	3,362,016	5,859,493
Director's deferred compensation plan (2)	89,970		—	89,970
Executive deferred compensation plan	70,039		178,898	248,937
Total	2,657,486		3,540,914	6,198,400
Equity compensation plans not approved by shareholders:
Employer match deferred compensation plan	6,208		—	6,208

(1)
The Stock Compensation Plan also permits the grant of nonvested stock and other forms of equity, without limiting the number of shares which may be subject to any one kind of grant. The Company has granted 948,594 restricted shares beginning in 2004, of which at December 31, 2009, 160,783 shares have vested, 344,437 have been forfeited, and 443,374 remain subject to forfeiture if performance targets are not met. In 2009, 54,976 stock awards were also granted to directors under the Stock Compensation Plan. See "Compensation Discussion and Analysis - Long Term Incentives; Options and Restricted Stock" from the Company's definitive proxy statement to be filed within 120 days of December 31, 2009.

(2)	The company is planning to increase the number of securities available under the Directors Deferred Compensation Plan, subject to approval by the Shareholders at the May 2010 annual meeting.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for the year ended December 31,
	2009	2008	2007 (2)	2006	2005
	(Dollars in thousands, except per share data)
Consolidated Statement of Income Data
Interest sensitive and index product charges	$158,873	$127,199	$114,529	$105,033	$96,258
Traditional life insurance premiums	155,675	149,186	144,682	138,401	134,618
Net investment income	724,653	707,872	628,031	535,836	475,443
Derivative income (loss)	67,515	(208,793)	(4,951)	70,340	(2,800)
Realized/unrealized gains (losses) on investments	(20,865)	(156,309)	5,769	13,971	2,961
Total revenues	1,114,586	644,465	914,599	887,353	728,148

Net income (loss)	69,692	(18,220)	86,290	90,255	72,616
Per common share:
Earnings (loss)	2.32	(0.61)	2.90	3.06	2.51
Earnings (loss) - assuming dilution	2.31	(0.61)	2.84	3.01	2.47
Cash dividends	0.3125	0.5000	0.4800	0.4600	0.4200
Weighted average common shares outstanding - assuming dilution	30,201,476	29,893,909	30,321,617	29,904,624	29,414,988

Consolidated Balance Sheet Data
Total investments	$11,653,037	$10,854,059	$11,067,070	$9,782,626	$8,299,208
Assets held in separate accounts	702,073	577,420	862,738	764,377	639,895
Total assets	14,259,341	14,060,814	13,927,859	12,154,012	10,153,933
Long-term debt	371,084	371,005	316,930	218,399	218,446
Total liabilities	13,388,064	13,802,353	13,024,877	11,273,154	9,309,538
Total stockholders' equity (1)	871,277	258,461	902,982	880,858	844,395
Book value per common share (1)	28.49	8.46	29.98	29.59	28.88

Notes to Selected Consolidated Financial Data
(1)
Amounts are impacted by accumulated other comprehensive income (loss) totaling ($118.7) million in 2009, ($649.8) million in 2008, ($36.3) million in 2007, $28.2 million in 2006, and $82.3 million in 2005. These amounts are net of deferred income taxes and other adjustments for assumed changes in the amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired.

(2)	Certain amounts in the 2007 consolidated balance sheet data have been reclassified to conform to the 2008 financial statement presentation.
.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When reading the following Management's Discussion and Analysis of Financial Condition and Results of Operations, please refer to our consolidated financial statements and related notes included in Item 8, "Financial Statements and Supplementary Data," of this report. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies).

In this discussion and analysis, we explain our consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance, including:

factors which affect our business,
our revenues and expenses in the periods presented,
changes in revenues and expenses between periods,
sources of earnings and changes in shareholders' equity,
impact of these items on our overall financial condition and expected sources and uses of cash.
We have organized our discussion and analysis as follows:

First, we discuss our business and drivers of profitability.
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
We review our financial condition by summarizing our investment portfolio, market risks, sources and uses of cash, capital resources and requirements and commitments.

Finally, we discuss critical accounting policies and recently issued accounting standards. The critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult or complex judgment.

Overview and Profitability

We sell individual life insurance and annuity products through an exclusive distribution channel and individual annuity products through independent agents and brokers. Our exclusive agency force consists of 2,020 Farm Bureau agents and managers operating in the Midwestern and Western sections of the United States. Our independent channel, which we began in 2003, consists of 20,195 agents and brokers operating throughout the United States. In addition to writing direct insurance, we assume business through various coinsurance agreements. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

Our profitability is primarily a factor of:

The volume of our life insurance and annuity business in force, which is driven by the level of our sales and the persistency of the business written.
The amount of spread (excess of net investment income earned over interest credited/option costs) we earn on contract holders' general account balances.
The amount of fees we earn on contract holders' separate account balances.

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

Our ability to manage the level of our operating expenses.

Actual experience and changes in assumptions for expected surrender and withdrawal rates, mortality and spreads used in the amortization of deferred policy acquisition expense and deferred sales inducement amounts.

Changes in fair values of derivatives and embedded derivatives relating to our index annuity business.

Impact of Recent Business Environment

The financial markets experienced unprecedented volatility and stress in 2008 and into the first part of 2009. Consumer confidence weakened as oil prices and unemployment increased and home prices and the equity markets declined. At the same time, there was an increase in the cost of credit and a coincident decline in its availability. Overall, the U.S. economy endured a recession comparable in many ways to the Great Depression.

The financial markets began to improve in the latter half of 2009 as credit spreads (the difference between bond yields and benchmark risk-free yields) narrowed and the equity markets rallied. Subsequently, the economy began to improve. Home prices slowed their descent markedly and unemployment continued to rise, but at a slowing pace. Leading economic indicators now suggest that the economy has passed through the deepest part of the recession and may grow in the near term. Despite these improvements, the economy remains a concern given continued high unemployment, large U.S. Government budget deficits and the threat of inflation.

The stressed economic conditions described above did not materially impact our sales. However, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.

The turmoil in the fixed-income markets declined throughout the second and third quarters of 2009, with some improvement continuing into the fourth quarter. Credit downgrades by rating agencies were prevalent during the first three quarters of 2009, but the number of downgrades decreased dramatically in the fourth quarter. Actual default events are expected to peak in the early part of 2010 and begin to decline towards more normal levels around the middle of the year. Certain market sectors remain dislocated and, within those sectors, market valuations may not be reflective of true economic value. These events have had, and may continue to have, an adverse effect on us. The current market conditions have made it difficult to value certain securities. There were certain securities that were formerly in active markets with significant observable data that are now illiquid due to market conditions or the current financial environment. As a result, certain valuations require greater estimation and judgment as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.

The volatile and illiquid market conditions that persisted into 2009 kept the levels of credit spreads on fixed maturity securities wide early in the year. However, spreads in most corporate bond sectors tightened throughout 2009. the carrying value of our investments improved throughout 2009, but meaningful unrealized losses remain, particularly in certain asset sectors. These conditions caused us to hold a higher amount of cash and short-term investments in order to maintain a more liquid position during uncertain times.

Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offer a market value adjustment (MVA) feature which is based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. The unprecedented low U.S. Treasury yields late in 2008 and continuing into early 2009 provided an environment where contract holders were able to surrender with smaller net surrender charges, which significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter of 2009 and continued declining throughout the remainder of the year to expected levels in the fourth quarter. As explained in the Results of Operations for the Three Years Ended December 31, 2009 section that follows, this increased surrender activity impacted our results in 2009. See "Market Risks of Financial Instruments" for details as to how we are now hedging our exposure to fluctuations in the MVA charges.

We maintain capital levels in accordance with certain statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. As a result of the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. In addition, our capital levels were negatively impacted during 2008 and 2009 as a result of the increased surrender activity and realized and unrealized losses on our investments. In the last half of 2008, we incurred additional debt to assist with our capital requirements and increase our financial flexibility. During 2008 and 2009, we also took rate and other actions to reduce sales of new annuity contracts at EquiTrust Life and modified contract terms on many products and implemented a new commission structure to preserve our capital position. Furthermore, we took other actions, such as the sale of a block of business, to restore our capital levels during 2009. See the "Liquidity and Capital Resources" section below for additional details regarding our capital position.

Results of Operations for the Three Years Ended December 31, 2009

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Revenues	$1,114,586	$644,465	$914,599
Benefits and expenses	1,012,425	676,343	788,793
	102,161	(31,878)	125,806
Income taxes	(33,219)	13,662	(41,051)
Equity income (loss)	750	(4)	1,535
Net income (loss)	69,692	(18,220)	86,290
Net loss attributable to noncontrolling interest	143	71	49
Net income (loss) attributable to FBL Financial Group, Inc.	$69,835	$(18,149)	$86,339

Earnings (loss) per common share	$2.32	$(0.61)	$2.90
Earnings (loss) per common share - assuming dilution	$2.31	$(0.61)	$2.84

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity - Exclusive Distribution	$305,680	$249,039	$126,849
Traditional Annuity - Independent Distribution	611,112	1,565,255	1,569,128
Traditional and Universal Life Insurance	201,360	191,932	185,904
Variable Annuity and Variable Universal Life (1)	103,413	136,971	181,309
Reinsurance assumed and other	9,462	13,672	15,238
Total	$1,231,027	$2,156,869	$2,078,428

Direct life insurance in force, end of year (in millions)	46,025	43,513	41,093
Life insurance lapse rates	6.8%	6.4%	6.1%
Withdrawal rates − individual traditional annuity:
Exclusive Distribution	4.3%	3.9%	5.2%
Independent Distribution	15.4%	7.8%	5.5%

(1) Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Premiums collected is not a measure used in financial statements prepared according to U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct premiums collected in the Traditional Annuity - Exclusive Distribution segment increased in 2009 primarily due to lower short-term market interest rates during the first part of the year making certificates of deposits and other short-term investments less attractive in relation to our traditional fixed annuity products. Direct premiums collected in the Traditional Annuity - Independent Distribution segment decreased in 2009 as a result of rate and other actions taken to preserve capital in the second half of 2008 and 2009, partially offset by a more favorable market environment for traditional annuity products. Variable premiums collected tend to vary with volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. Premiums from reinsurance assumed decreased in 2009 due to the recapture of a closed block of annuity and life insurance policies by a reinsurer. See additional details on this transaction in the "Reinsurance Recapture Transaction" and "Traditional Annuity - Independent Distribution Segment" sections that follow.

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

Net Income (Loss) Attributable to FBL Financial Group, Inc.

Net income (loss) attributable to FBL Financial Group, Inc. (FBL Net Income (Loss)) was $69.8 million for 2009 compared to ($18.1) million in 2008 and $86.3 million in 2007. As discussed in detail below, net income (loss) increased in 2009 primarily due to realized capital gains on the sale of investments, a decrease in impairment losses on investments and the impact of an increase in the volume of business in force in the Traditional Annuity - Exclusive Distribution and Traditional and Universal Life Insurance segments. In addition, the gain from a reinsurance recapture transaction and the impact of refinements made to reserve calculations were nonrecurring items that increased net income in 2009. These items were partially offset by the impact of the change in unrealized gains and losses on derivatives and increased surrenders in the Traditional Annuity - Independent Distribution segment. Net income (loss) decreased in 2008 primarily due to realized losses on investments, the impact of changes in the assumptions used to amortize deferred policy acquisition costs and deferred sales inducements and an increase in death benefits. The increase in volume of business in force is quantified in the detailed discussion that follows by summarizing the face amount of insurance in force for life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income (Loss).

Nonrecurring Gains from Reinsurance Recapture and Reserve Refinements

Effective October 1, 2009, we entered into an agreement with EMC National Life Company (EMCNL), under which EMCNL recaptured a block of annuity and life insurance policies with net reserves and other liabilities totaling $244.5 million. We originally assumed this business as part of a closed block transaction in 2001. A one-time after-tax gain of approximately $7.2 million ($0.24 per basic and diluted common share) was recorded in 2009 in connection with this transaction. The gain is recognized immediately as we have no contingent liabilities associated with the recaptured policies. After-tax forgone income from this block is approximately $0.7 million per quarter ($0.02 per basic and diluted common share).

During 2009, refinements were made to the calculation of reserves for certain interest sensitive life insurance and annuity contracts. These refinements, along with associated adjustments to deferred policy acquisition costs and other offsets, resulted in an after-tax increase to 2009 net income of $7.2 million ($0.24 per basic and diluted common share).

Spreads Earned on our Universal Life and Individual Traditional Annuity Products

	Year ended December 31,
	2009	2008	2007
Weighted average yield on cash and invested assets	6.09%	6.18%	6.13%
Weighted average interest crediting rate/index cost	3.96%	3.94%	3.72%
Spread	2.13%	2.24%	2.41%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and traditional annuity products net of investment expenses. The yield also includes gains or losses relating to our interest rate swap program for certain individual traditional annuities. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements and in 2009, the impact of refining certain reserve estimates. See the "Segment Information" section that follows for further discussion of our spreads.

Impact of Unlocking on Pre-tax Income

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Amortization of deferred policy acquisition costs	$(2,370)	$(14,957)	$942
Amortization of deferred sales inducements	(2,645)	(14,437)	1,134
Amortization of value of insurance in force acquired	756	(265)	(1,276)
Amortization of unearned revenues	211	316	405
Increase (decrease) to pre-tax income	$(4,048)	$(29,343)	$1,205
Impact per common share (basic and diluted), net of tax	$(0.09)	$(0.64)	$0.03

We periodically revise the key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an "unlocking" process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact in 2009 was primarily due to updating the amortization model for assumptions relating to withdrawal rates, earned spreads, mortality and the current volume of business in force. The impact of unlocking in 2008 was primarily due to updating the amortization models for assumptions relating to the significant increase to surrender and withdrawal rates late in 2008 and into 2009 on annuities sold through our independent distribution channel, as discussed above in the "Impact of Recent Business Environment" section. These assumption changes resulted in an unlocking adjustment which totaled $29.6 million in the fourth quarter of 2008. See the "Segment Information" section that follows for additional discussion of our unlocking adjustments.

Impact of Operating Adjustments on Net Income (Loss)

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments	$(20,865)	$(156,309)	$5,769
Change in net unrealized gains/losses on derivatives	7,911	75,652	(49,361)
Change in amortization of:
Deferred policy acquisition costs	(15,020)	(4,255)	16,856
Deferred sales inducements	(3,131)	(19,966)	12,895
Value of insurance in force acquired	(13)	820	12
Unearned revenue reserve	(66)	(158)	(16)
Cumulative effect of change in accounting principle	—	—	(283)
Income tax offset	10,914	36,475	4,846
Net impact of operating income adjustments	$(20,270)	$(67,741)	$(9,282)

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Summary of adjustments noted above after offsets and income taxes:
Realized/unrealized gains (losses) on investments	$(18,061)	$(79,542)	$4,501
Change in net unrealized gains/losses on derivatives	(2,209)	11,801	(13,500)
Cumulative effect of change in accounting principle	—	—	(283)
Net impact of operating income adjustments	$(20,270)	$(67,741)	$(9,282)
Net impact per common share - basic	$(0.67)	$(2.27)	$(0.31)
Net impact per common share - assuming dilution	$(0.67)	$(2.27)	$(0.31)

As noted in the "Segment Information" section that follows, we use both net income (loss) and operating income to measure our operating results. Operating income for the years covered by this report equals net income (loss), excluding the impact of: (1) realized gains and losses on investments, (2) the change in net unrealized gains and losses on derivatives and (3) the cumulative effect of change in accounting principles. The rationale for excluding these items from operating income is explained in Note 14 to our consolidated financial statements.

Changes in FBL Net Income (Loss)

	Year ended December 31,
	2009 vs. 2008	2008 vs. 2007
	(Dollars in thousands)
Premiums and product charges	$38,163	$17,174
Net investment income	16,781	79,841
Derivative income (loss)	276,308	(203,842)
Realized/unrealized gains (losses) on investments	135,444	(162,078)
Other income and other expenses	8,625	(1,573)
Interest sensitive and index products benefits and change in value of index product embedded derivatives	(335,111)	185,561
Traditional life insurance policy benefits	11,237	(10,293)
Underwriting, acquisition and insurance expenses	(11,695)	(59,573)
Interest expense	(5,713)	(2,901)
Income taxes	(46,881)	54,713
Minority interest and equity income	826	(1,517)
Total change in net income (loss)	$87,984	$(104,488)

A detailed discussion of changes in FBL Net Income (Loss) follows.

Premiums and Product Charges

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$158,873	$127,199	$114,529
Traditional life insurance premiums	155,675	149,186	144,682
Total	$314,548	$276,385	$259,211

Premiums and product charges increased 13.8% in 2009 to $314.5 million and 6.6% in 2008 to $276.4 million. The increases in interest sensitive and index product charges in 2009 and 2008 are principally driven by surrender charges on annuity products.

Surrender charges totaled $67.0 million in 2009, $33.6 million in 2008 and $23.4 million in 2007. Surrender charges increased due to the impact of MVAs on certain products sold by our EquiTrust Life independent distribution, as illustrated in the table below and discussed in the "Impact of Recent Business Environment" section above.

EquiTrust Life Direct Surrender Charges on Fixed Annuity Contracts

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Surrender charges:
Gross surrender charges	$151,975	$37,519	$8,792
Market value adjustments	(95,246)	(15,537)	1,145
Net surrender charges	$56,729	$21,982	$9,937

Growth in the volume and aging of business in force also contributed to the increase in gross surrender charges. The average aggregate account value for annuity and universal life insurance in force, which increased due to premiums collected as summarized in the "Other data" table above, totaled $10,031.1 million for 2009, $9,715.4 million for 2008 and  $8,428.8 million for 2007.

Traditional premiums increased in 2009 and 2008 due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $23,992.2 million for 2009, $22,060.9 million for 2008 and $20,089.8 million for 2007. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 2.4% in 2009 to $724.7 million and increased 12.7% in 2008 to $707.9 million. These increases are primarily due to increases in average invested assets. Average invested assets increased 3.9% to $12,293.7 million (based on securities at amortized cost) in 2009 and 13.5% to $11,835.2 million in 2008. Average invested assets totaled $10,430.4 million in 2007. The increase in average invested assets in 2009 and 2008 is principally due to net cash inflows from Farm Bureau Life and proceeds from borrowings in the last half of 2008. EquiTrust Life contributed to the increase with net cash inflows in 2008, but had net cash outflows in 2009 due to the reduction in sales to preserve capital, increased surrender activity from the independent distribution channel and assets transferred to EMCNL in connection with the reinsurance recapture transaction.

Net investment income was impacted by fee income from bond calls, tender offers and mortgage loan prepayments, which totaled $2.4 million in 2009, $2.8 million in 2008 and $10.1 million in 2007. Net investment income also includes $1.8 million in 2009, less than $0.1 million in 2008 and ($1.3) million in 2007 representing the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period. See the "Financial Condition - Investments" section that follows for a description of how changes in prepayment speeds impact net investment income.

The annualized yield earned on average invested assets decreased to 6.09% in 2009 from 6.17% in 2008 and 6.19% in 2007. The decrease in yields earned is primarily due to holding higher cash and short-term investment balances and a significant reduction in short-term interest rates. The yield on our primary short-term investment account was less than 0.1% at December 31, 2009 compared to 2.0% at December 31, 2008 and 5.0% at December 31, 2007. In addition, the decrease in yield in 2008 is attributable to the reduction in fee income described above. Market conditions also impacted the investment portfolio yields due to the level of market investment rates for new acquisitions compared to our average portfolio yield or the yield on investments maturing or being paid down. The average yields on fixed maturity securities purchased were 5.88% for 2009, 6.32% for 2008 and 6.11% for 2007. The average yields on fixed maturity securities maturing or being paid down were 5.89% for 2009, 6.13% for 2008 and 6.59% for 2007.

Derivative Income (Loss)

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$27,908	$36,280	$156,378
Change in the difference between fair value and remaining option cost at beginning and end of year	152,603	(109,727)	(51,087)
Cost of money for call options	(110,542)	(128,514)	(108,379)
	69,969	(201,961)	(3,088)
Other	(2,454)	(6,832)	(1,863)
Total	$67,515	$(208,793)	$(4,951)

Gains received at expiration decreased in 2009 and 2008 as a result of declines in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also decreased in 2009 and 2008, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair value and remaining option cost at beginning and end of period increased derivative income in 2009 primarily due to the change in the S&P 500 Index compared to the strike price of the outstanding options, which generated losses for the 2008 and 2007 periods.

The cost of money for call options decreased in 2009 primarily due to a decrease in the volume of business in force and a decrease in the cost of hedging programs on our direct and assumed business, partially offset by the impact of being in an overhedged position on our direct business. The cost of money for call options increased in 2008 due to growth in the volume of business in force and an increase in the price of call options from the volatile equity markets in 2008 and 2007. The average aggregate account value of index annuities in force, which decreased in 2009 due to increased surrender activity from the independent distribution channel and the run-off and recapture of assumed business, totaled $4,392.4 million for 2009, $4,709.6 million for 2008 and $4,106.8 million for 2007. The estimated cost of being in an overhedged position on our direct business totaled $7.3 million for 2009. Our overhedged position was significantly reduced by the end of 2009 after sales and maturities of excess call options during the last part of the year.

Other derivative loss is comprised of income or loss from the embedded derivatives included in our modified coinsurance contracts. Beginning in the second quarter of 2007, other derivative loss also includes cash flows and the change in fair value of interest rate swaps relating to certain flexible premium deferred annuity contracts due to the adoption of GAAP guidance for cash flow hedges. In addition, in 2009, other derivative loss includes the unrealized loss on the interest rate swap that previously hedged our line of credit totaling $1.5 million. Derivative income (loss) will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

Realized/Unrealized Gains (Losses) on Investments

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Realized/unrealized gains (losses) on investments:
Realized gains on sales	$64,830	$7,387	$10,398
Realized losses on sales	(17,779)	(5,477)	(200)
Total other-than-temporary impairment charges	(105,439)	(158,219)	(4,502)
Unrealized gains on trading securities	—	—	73
Net realized/unrealized investment gains (losses)	(58,388)	(156,309)	5,769
Non-credit losses included in accumulated other comprehensive loss	37,523	—	—
Total reported in statements of operations	$(20,865)	$(156,309)	$5,769

The level of realized/unrealized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. Gains on sales include $4.1 million in 2008 and $6.1 million in 2007 related to sales of a portion of our investment in American Equity Investment Life Holding Company (AEL) common stock. Realized losses on sales during 2009 were on securities that we did not intend to sell at December 31, 2008 or on securities that were impaired in a prior period, but decreased in value during the year. Realized losses on sales in 2008 include a $2.3 million loss on a bank and a $2.1 million loss on a printing and publishing company. Both of these companies experienced a significant deterioration of financial results during 2008 and filed for bankruptcy. See "Financial Condition - Investments" and Note 2 to our consolidated financial statements for details regarding our unrealized gains and losses on available-for-sale securities at December 31, 2009 and 2008.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other than temporary, the security is written down to its fair value. Beginning in 2009, a portion of the write down attributable to non-credit factors is recognized in accumulated other comprehensive loss. See additional details regarding the non-credit portion of the write downs and our methodology for evaluating investments for other-than-temporary impairment in Notes 1 and 2 to our consolidated financial statements.

Investment Impairments Recognized in FBL Net Income Individually Exceeding $0.5 Million

General Description	Impairment Loss	Circumstance
	(Dollars in thousands)
Year ended December 31, 2009:
Collateralized debt obligation	$11,899	Defaults of the underlying collateral supporting this issue increased resulting in possible future losses.
Major paper manufacturing company	$6,630	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Collateralized debt obligation	$6,369	We had the intent to sell the security at December 31, 2009, therefore, it was impaired to the fair value.
Real estate investment trust	$6,299	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Collateralized debt obligation	$6,200	We had the intent to sell the security at December 31, 2009, therefore, it was impaired to the fair value.
Major printing & publishing company	$5,671	Debt restructuring and declines in ratings and revenues which could result in a future covenant violation reduced estimates on potential recovery.
Other asset-backed securities	$4,734	Rating declines occurred on the monoline insurer supporting these issues. Financial recoveries are fully dependent on the insurer.
Apparel and other textile company	$4,000	The probability of future losses increased due to declining economic conditions and increased concerns about the company's ability to continue as a going concern.
Commercial finance company	$3,996	Rating declines occurred due to the impact of declining economic conditions on earnings and liquidity and the company's ability to continue as a going concern.
Other asset-backed securities	$3,786	Defaults in underlying collateral supporting these issues increased.
Collateralized bond obligation	$2,912	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Collateralized bond obligation	$1,386	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Residential mortgage-backed security	$1,025	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Reinsurance carrier	$586	Rating declines occurred and near term solvency became a concern.
Other asset-backed security	$530	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.

General Description	Impairment Loss	Circumstance
	(Dollars in thousands)
Year ended December 31, 2008:
Other asset-backed securities	$68,487
Losses on 13 securities increased due to increasing delinquencies by homeowners. Collateral is second lien home equity loans with minimal recoveries expected. In addition, underlying insurance that was expected to absorb losses was deemed to be less valuable due to the monoline insurer being downgraded. One issuer also filed for bankruptcy.

Depository Institution	$10,969	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Commercial mortgage-backed security	$10,959	Rating declines occurred and the probability of future losses increased due to declining economic conditions and a reduction in the debt available to absorb losses prior to our ownership class.
Foreign depository institution	$9,900
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
Rating declines occurred and the issuer was served a notice of default, which reduced estimates on potential recovery. The company also filed for bankruptcy protection. This issue was held as collateral for securities lending.

General Description	Impairment Loss	Circumstance
	(Dollars in thousands)
Year ended December 31, 2007:
Major printing and publishing company	$3,285
The company announced that it would take the company private in a series of transactions tendering outstanding shares. In addition, rating declines and other adverse details regarding the financial status of the company became available.

United States military base housing revenue bond	$812	The United States closed one military base leading to a restructuring and tender offer for the bonds.

Negative trends in the industries listed above were considered in our analysis, which is done on an issue-by-issue basis. No additional write downs were deemed necessary for other material investments in those industries.

Other Income and Other Expenses

Other income and other expenses include revenues and expenses, respectively, relating primarily to our non-insurance operations. Our non-insurance operations include management, advisory, marketing and distribution services and leasing activities. Fluctuations in these financial statement line items are generally attributable to fluctuations in the level of these services provided during the years. For 2009, other income also includes an $11.1 million pre-tax gain from the reinsurance recapture transaction discussed above.

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$309,734	$289,761	$240,943
Index credits	29,764	35,552	154,449
Amortization of deferred sales inducements	51,832	67,729	9,352
Interest sensitive death benefits	45,940	47,388	37,800
	437,270	440,430	442,544
Change in value of index product embedded derivatives	148,917	(189,354)	(5,907)
Total	$586,187	$251,076	$436,637

Interest sensitive and index product benefits and change in value of index product embedded derivatives increased 133.5% in 2009 to $586.2 million and decreased 42.5% in 2008 to $251.1 million. The increase in 2009 is primarily due to the change in value of index product embedded derivatives and an increase in the average volume of business in force. These items were partially offset by the impact of operating adjustments and unlocking on amortization of deferred sales inducements and refinements made to certain reserve estimates. The decrease in 2008 is primarily due to market depreciation on the indices backing the index annuities, partially offset by the impact of unlocking of amortization of deferred sales inducements associated with increased surrenders and withdrawals. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

The average aggregate account value of annuity contracts in force, which increased primarily due to premiums in excess of policyholder benefits at Farm Bureau Life, partially offset by the reduction in sales and increased surrender activity from the EquiTrust Life independent distribution channel and a decrease in coinsured business, totaled $9,268.9 million for 2009, $8,821.1 million for 2008 and $7,536.9 million for 2007. These account values include values relating to index contracts totaling $4,392.4 million for 2009, $4,709.6 million for 2008 and $4,106.8 million for 2007. As discussed above, during 2009 we refined the calculation of certain interest sensitive life reserves resulting in a $11.4 million decrease to interest credited.

The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements and in 2009, the impact of refining certain reserve estimates, was 3.96% for 2009, 3.94% for 2008 and 3.72% for 2007. See the "Segment Information" section that follows for additional details on our spreads.

As discussed above under "Derivative Income (Loss)," the change in the amount of index credits is impacted by the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivative is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivative is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs. In addition, embedded derivatives in the index annuity reserves decreased $26.7 million in 2008 due to the adoption of GAAP guidance related to fair value measurements.

The changes in amortization of deferred sales inducements are primarily due to the impact of operating adjustments and unlocking. In addition, the impact of increased surrender activity from the EquiTrust Life independent distribution channel increased amortization in 2009 and the impact of new sales increased amortization in 2008. Amortization of deferred sales inducements on interest sensitive and index products, excluding the impact of operating adjustments and unlocking, totaled $46.1 million in 2009, $34.7 million in 2008 and $23.4 million in 2007. See the "Impact of Operating Adjustments on FBL Net Income" and "Impact of Unlocking" sections above for additional details on these items.

Traditional Life Insurance Policy Benefits

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$93,784	$96,884	$90,808
Increase in traditional life future policy benefits	35,766	43,255	37,682
Distributions to participating policyholders	19,416	20,064	21,420
Total	$148,966	$160,203	$149,910

Traditional life insurance policy benefits decreased 7.0% in 2009 to $149.0 million and increased 6.9% in 2008 to $160.2 million. The decrease in 2009 and increase in 2008 is primarily due to fluctuations in death benefits and for 2009, a smaller increase in reserves. Traditional life insurance death benefits decreased 9.3% to $55.0 million in 2009 and increased 18.6% to $60.6 million in 2008. Surrender benefits increased 9.0% to $35.5 million in 2009 and decreased 7.8% to $32.6 million in 2008.  The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies. Distributions to participating policyholders decreased in 2008 due to reductions in our dividend crediting rates in response to the impact of declining market interest rates on our investment portfolio yield as discussed in the "Net Investment Income" section above. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$14,080	$13,613	$13,906
Amortization of deferred policy acquisition costs	137,027	128,114	68,394
Amortization of value of insurance in force acquired	2,634	2,705	5,069
Other underwriting, acquisition and insurance expenses, net of deferrals	79,347	76,961	74,451
Total	$233,088	$221,393	$161,820

Underwriting, acquisition and insurance expenses increased 5.3% in 2009 to $233.1 million and 36.8% in 2008 to $221.4 million. Amortization of deferred policy acquisition costs increased in 2009 primarily due to increased surrender activity from the EquiTrust Life independent distribution channel and the net impact of operating adjustments, partially offset by the impact of unlocking assumptions used in the amortization calculation. Amortization of deferred policy acquisition costs increased in 2008 primarily due to the impact of unlocking and an increase in the volume of business in force, partially offset by the net impact of operating adjustments. Amortization of deferred policy acquisition costs on our direct EquiTrust Life business, excluding the impact of unlocking and operating adjustments totaled $58.3 million in 2009, $42.5 million in 2008 and $24.6 million in 2007. The decrease in amortization of value of insurance in force acquired in 2008 is primarily due the impact of unlocking, which increased that amortization in 2007. See sections above and the "Market Risks of Financial Instruments - Interest Rate Risk" section that follows for additional information on the impact of increased surrender activity on the amortization. Also, see the "Impact of Operating Adjustments on FBL Net Income" and "Impact of Unlocking" sections above for additional details on these items.

Other underwriting, acquisition and insurance expenses increased in 2009, partially due to $1.8 million in one-time charges primarily associated with the implementation of cost-saving measures announced in the first quarter of 2009. These cost-savings were also offset by a $3.4 million increase in employee benefit expenses, primarily due to additional pension and stock-compensation expense. The increase in other underwriting, acquisition and insurance expenses in 2008 is primarily due to a $1.0 million increase in software amortization and a $0.5 million increase in salaries and benefits.

Interest Expense

Interest expense increased 29.2% to $25.3 million in 2009 and 17.4% to $19.6 million in 2008 primarily due to an increase in our debt outstanding. Our average debt outstanding was $380.2 million in 2009 compared to $336.7 million in 2008 and $296.6 million in 2007. As discussed in the "Liquidity and Capital Resources" section that follows, our average debt outstanding increased due to issuance of Senior Notes in March 2007 and November 2008, partially offset by the pay-off of our line of credit borrowings in February 2009. The average interest rate on our debt increased due to the 2008 Senior Notes having a higher coupon rate than the effective rates on our existing debt and line of credit.

Income Taxes

Income tax expense (benefit) totaled $33.2 million in 2009, ($13.7) million in 2008 and $41.1 million in 2007. The effective tax rate was 32.5% for 2009, 42.9% for 2008 and 32.6% for 2007. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain. Permanent differences had a greater impact on the effective rates in 2008 due to the size of the pre-tax loss for the year relative to the size of the permanent differences.

In its Revenue Ruling 2007-61, issued on September 25, 2007, the Internal Revenue Service (IRS) announced its intention to issue regulations which would limit our ability to receive a dividends-received deduction (DRD) on separate account assets held in connection with variable annuity and variable universal life insurance contracts. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computation questions. No further regulations on this subject have been issued. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing, substance, and effective date of any such regulations are unknown, but they could result in the elimination of some or all of the separate account DRD tax benefit we receive. We recorded separate account DRD tax benefits totaling $1.9 million in 2009, $2.3 million in 2008 and $2.4 million in 2007.

Equity Income (Loss), Net of Related Income Taxes

Equity income (loss), net of related income taxes, totaled $0.8 million in 2009, less than ($0.1) million in 2008 and $1.5 million in 2007. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of bond and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income for the years ended December 31, 2009, 2008 and 2007 represents net income (loss) excluding, as applicable, the after-tax impact of realized gains and losses on investments, changes in net unrealized gains and losses on derivatives and the cumulative effect of changes in accounting principles. The impact of realized and unrealized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income, in addition to net income (loss), to measure our performance is summarized in Note 14, "Segment Information," to our consolidated financial statements.

Reconciliation of Net Income (Loss) to Pre-tax Operating Income

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net Income (Loss) Attributable to FBL Financial Group, Inc.	$69,835	$(18,149)	$86,339
Net impact of operating income adjustments (1)	20,270	67,741	9,282
Income taxes on operating income	44,537	22,812	46,444
Pre-tax operating income	$134,642	$72,404	$142,065

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$35,985	$27,946	$33,011
Traditional Annuity - Independent Distribution	23,243	5,360	39,875
Traditional and Universal Life Insurance	85,939	53,059	58,685
Variable	11,245	(1,584)	12,514
Corporate and Other	(21,770)	(12,377)	(2,020)
	$134,642	$72,404	$142,065

(1) See "Net Income (Loss) Attributable to FBL Financial Group, Inc." above for additional details on operating income adjustments.

A discussion of our operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Year ended December 31,
	2009	2008	2007
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive and index product charges and other income	$892	$1,261	$1,111
Net investment income	155,177	145,309	146,267
Derivative income (loss)	(4,991)	(2,859)	3,025
	151,078	143,711	150,403
Benefits and expenses	115,093	115,765	117,392
Pre-tax operating income	$35,985	$27,946	$33,011

Other data
Annuity premiums collected, direct	$305,680	$249,039	$126,849
Policy liabilities and accruals, end of year	2,528,417	2,353,056	2,217,651

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.19%	6.17%	6.67%
Weighted average interest crediting rate/index cost	3.92%	4.07%	4.36%
Spread	2.27%	2.10%	2.31%

Individual traditional annuity withdrawal rate	4.3%	3.9%	5.2%

Pre-tax operating income for the Exclusive Annuity segment increased 28.8% in 2009 to $36.0 million and decreased 15.3% in 2008 to $27.9 million. The increase in 2009 is primarily due to the impact of unlocking and increases in spreads earned and the volume of business in force. The decrease in 2008 was primarily due to losses on our interest rate swaps and a reduction in investment fee income, partially offset by reducing crediting rates and growth of the volume of business in force.

The change in the weighted average yield on cash and invested assets is primarily attributable to fees from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaling $1.4 million in 2009, $1.5 million in 2008 and $4.6 million in 2007 and the cost of our interest rate swap program which totaled ($4.8) million in 2009, ($2.5) million in 2008 and $3.9 million in 2007. See "Market Risks of Financial Instruments" and Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The decreases in the weighted average interest crediting rate are due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2009 and 2008.

Benefits and expenses decreased during 2009 and 2008 despite the impact of an increase in the volume of business in force primarily due to decreases made to interest crediting rates on a majority of the traditional annuity products. In addition, expenses were impacted by unlocking deferred policy acquisition costs and the value of insurance in force, which decreased amortization of these items $4.2 million in 2009, and increased amortization $0.9 million in 2008 and $1.3 million in 2007. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,744.2 million for 2009, $1,564.1 million for 2008 and $1,488.9 million for 2007.

Premiums collected increased 22.7% to $305.7 million in 2009 and 96.3% to $249.0 million in 2008. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rates on our products and the crediting rates available on competing products, including bank-offered certificates of deposit. We believe the increases in annuity premiums are due to lower short-term market interest rates making certificates of deposit and other short-term investments less attractive in relation to these traditional annuities during 2008 and the first half of 2009.

Traditional Annuity - Independent Distribution Segment

	Year ended December 31,
	2009	2008	2007
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive and index product charges and other income	$66,554	$30,467	$20,466
Net investment income	404,656	395,127	309,131
Derivative income (loss)	(82,523)	(92,233)	47,290
	388,687	333,361	376,887
Benefits and expenses	365,444	328,001	337,012
Pre-tax operating income	$23,243	$5,360	$39,875

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$344,772	$915,843	$690,646
Index annuities	266,340	649,412	878,482
Total annuity premiums collected, independent channel	611,112	1,565,255	1,569,128
Annuity premiums collected, assumed	1,364	2,381	3,187
Policy liabilities and accruals, end of year	7,280,768	7,708,423	6,825,713

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.01%	6.12%	5.84%
Weighted average interest crediting rate/index cost	3.94%	3.86%	3.48%
Spread	2.07%	2.26%	2.36%

Individual traditional annuity withdrawal rate	15.4%	7.8%	5.5%

Pre-tax operating income for the Independent Annuity segment increased 333.6% in 2009 to $23.2 million and decreased 86.6% in 2008 to $5.4 million. The increase in 2009 is primarily due to an increase in surrender charges from the EquiTrust Life independent distribution channel and the impact of unlocking, partially offset by a decrease in spreads earned. The decrease in 2008 is primarily attributable to the impact of unlocking on our direct business and a reduction in spreads on assumed business, partially offset by increased average volume of business in force. The average volume of business in force increased during 2009 and 2008 primarily due to sales of our EquiTrust Life independent distribution business during 2008, partially offset by the impact of the increased surrender activity and a reduction in coinsured business. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,359.5 million for 2009, $7,169.0 million for 2008 and $5,966.7 million for 2007.

Interest sensitive and index product charges increased in 2009 and 2008 due to an increase in surrender charges from the impact of MVAs on our direct fixed annuity products. In 2009, gross surrender charges were partially offset by the impact of the MVA feature, which caused increased withdrawal rates. See additional details on the impact of the MVA under "Impact of Recent Business Environment" and "Premiums and Product Charges" above and the "Market Risks of Financial Instruments" section that follows. Other income in 2009 includes a one-time pre-tax gain of $2.8 million described under "Reinsurance Recapture Transaction" above.

The changes in derivative income (loss) are primarily due to changes in proceeds from call option settlements and the cost of money for call options as discussed under "Derivative Income (Loss)" above. Call option settlements totaled $27.7 million in 2009, $35.9 million in 2008 and $155.3 million in 2007. The cost of money for call options totaled $110.2 million in 2009, $128.1 million in 2008 and $108.0 million in 2007.

Benefits and expenses increased in 2009 primarily due to the average volume of business in force and an increase in amortization of deferred acquisition costs, partially offset by the impact of unlocking. Benefits and expenses decreased in 2008 primarily due to a decrease in index credits, partially offset by the impact of unlocking and an increase in the volume of business in force. Amortization of deferred policy acquisition costs and deferred sales inducements increased in 2009 as a result of increased surrender activity and increased in 2008 primarily due to the impact of unlocking. Unlocking adjustments increased amortization $8.6 million in 2009 and $28.7 million in 2008 and decreased amortization $1.9 million in 2007. Index credits totaling $29.6 million in 2009, $35.5 million in 2008 and $154.0 million in 2007 were primarily impacted by changes in the underlying market indices.

Premiums collected from the independent channel decreased in 2009 and 2008 as a result of crediting rate and other actions taken to preserve capital in the second half of 2008 and 2009, partially offset by a more favorable market environment for traditional annuity products.

The decreases in spread are primarily due to a shift in business to our multi-year guaranteed annuity which has a lower spread target than other products in our portfolio and retaining higher amounts of liquid assets. In addition, in 2009 spreads were further reduced by additional costs incurred from being in an overhedged position due to the increase in surrender activity.

The weighted average yield on cash and invested assets decreased in 2009 primarily due to holding higher cash and short-term investment balances and a significant reduction in short-term interest rates, partially offset by an increase in fee income. The weighted average yield increased in 2008 primarily due to the impact of changes in market investment rates, as discussed under "Net Investment Income" above. Fee income (loss) from bond calls, tender offers, mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaled $2.1 million in 2009, ($0.4) million in 2008 and $0.7 million in 2007.

Traditional and Universal Life Insurance Segment

	Year ended December 31,
	2009	2008	2007
Pre-tax operating income	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges and other income	$56,672	$47,654	$46,180
Traditional life insurance premiums	155,675	149,186	144,682
Net investment income	139,724	143,324	144,231
	352,071	340,164	335,093
Benefits and expenses	266,132	287,105	276,408
Pre-tax operating income	$85,939	$53,059	$58,685

Other data
Life premiums collected, net of reinsurance	$209,065	$202,845	$197,599
Policy liabilities and accruals, end of year	2,064,525	2,227,338	2,168,445
Direct life insurance in force, end of year (in millions)	38,665	35,815	33,247

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.52%	6.63%	6.83%
Weighted average interest crediting rate	4.26%	4.42%	4.42%
Spread	2.26%	2.21%	2.41%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 62.0% in 2009 to $85.9 million and decreased 9.6% in 2008 to $53.1 million. The increase in 2009 was primarily attributable to refinements made to certain reserve estimates, the impact of the EMCNL reinsurance recapture transaction, a decrease in death benefits and the impact of an increase in the volume of business in force. The decrease in pre-tax income for 2008 was primarily due to higher death benefits and a reduction in prepayment fee income, partially offset by an increase in the volume of business in force and the impact of unlocking.

Other income in 2009 represents a one-time pre-tax gain of $8.3 million from the reinsurance recapture transaction described above. Traditional life insurance premiums increased in 2009 and 2008 primarily due to sales of life products by our Farm Bureau Life agency force. Net investment income includes fee income from bond calls, tender offers and mortgage loan prepayments and the change of net discount accretion on mortgage and asset-backed securities totaling $0.4 million in 2009, $1.7 million in 2008 and $2.9 million in 2007.

The impact of refining estimates on certain life insurance reserves decreased benefits and expenses $12.1 million in 2009. Death benefits totaled $84.3 million in 2009, $91.0 million in 2008 and $77.3 million in 2007. Amortization of deferred policy acquisition costs and the value of insurance in force fluctuated between the periods primarily due to the impact of unlocking, which decreased amortization $0.1 million in 2009 and increased amortization $0.3 million in 2008 and $2.4 million in 2007. In addition, amortization was impacted by changes in gross margins due to fluctuations in mortality and traditional life premiums.

The spread for 2009, which excludes the impact of reserve refinements, increased primarily due to crediting rate decreases made during 2009. The decrease in spreads in 2008 is attributable to market investment rates being lower than the yield on investments maturing or being paid down and a reduction in fee income.

Variable Segment
	Year ended December 31,
	2009	2008	2007
Pre-tax operating income (loss)	(Dollars in thousands)
Operating revenues:
Interest sensitive product charges	$46,430	$48,209	$46,790
Net investment income	15,841	14,257	13,658
Other income	1,969	1,918	2,932
	64,240	64,384	63,380
Benefits and expenses	52,995	65,968	50,866
Pre-tax operating income (loss)	$11,245	$(1,584)	$12,514

Other data
Variable premiums collected, net of reinsurance	$103,413	$136,971	$181,309
Policy liabilities and accruals, end of year	262,433	255,921	229,285
Separate account assets, end of year	702,073	577,420	862,738
Direct life insurance in force, end of year (in millions)	7,360	7,698	7,846

Pre-tax operating income (loss) for the Variable segment totaled $11.2 million in 2009, ($1.6) million in 2008 and $12.5 million in 2007. The improvement in operating results in 2009 is primarily due to the impact of market performance on amortization of deferred policy acquisition costs. The loss in 2008 is primarily due to an increase in death benefits and amortization of deferred policy acquisition costs, partially offset by an increase in interest sensitive product charges.

Interest sensitive product charges decreased in 2009 primarily due to a $1.8 million reduction in separate account charges due to market depreciation on separate account balances. Average separate account balances were $624.2 million for 2009 compared to $751.1 million for 2008 and $823.2 million for 2007. Interest sensitive product charges increased in 2008 primarily due to the impact of the aging of business in force. Cost of insurance charges totaled $30.4 million in 2009, $29.7 million in 2008 and $28.2 million in 2007.

Amortization of deferred policy acquisition costs decreased $10.8 million in 2009 and increased $8.0 million in 2008 primarily due to the impact of separate account performance and updating the amortization model for the current volume of business in force. Death benefits in excess of related account values on variable policies decreased 1.7% to $16.0 million in 2009 and increased 54.6% to $16.3 million in 2008.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. The S&P 500 Index increased 23.4% in 2009, decreased 38.5% in 2008 and increased 3.5% in 2007. During 2010, we will discontinue underwriting new sales of variable products and terminate new sales with our variable alliance partners. We will begin selling through our Farm Bureau Life distribution channel variable products underwritten by a large well-known insurance company with variable product expertise. We will earn fees from the sale of the brokered products, a portion of which will be passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over the long term. The existing in force business will remain on our books and we will continue to administer this business. The decision to discontinue new sales is not expected to have a material impact to our financial statements.

Corporate and Other Segment

	Year ended December 31,
	2009	2008	2007
Pre-tax operating loss	(Dollars in thousands)
Operating revenues:
Net investment income	$9,255	$9,855	$14,744
Derivative loss	(1,799)	—	—
Other income	15,157	23,158	23,607
	22,613	33,013	38,351
Interest expense	25,280	19,567	16,666
Benefits and other expenses	20,400	25,887	26,116
	(23,067)	(12,441)	(4,431)
Noncontrolling interest	143	71	49
Equity income (loss), before tax	1,154	(7)	2,362
Pre-tax operating loss	$(21,770)	$(12,377)	$(2,020)

Pre-tax operating loss totaled $21.8 million in 2009 compared to $12.4 million in 2008 and $2.0 million in 2007. Net investment income decreased in 2009 and 2008 primarily due to a decrease in short-term interest rates and our desire to maintain a more liquid portfolio. Derivative loss consists of net interest expense on an interest rate swap purchased to hedge our previously outstanding line of credit. See Note 3 to our consolidated financial statements for additional information on this interest rate swap. Interest expense increased in 2009 and 2008 due to an increase in our average debt outstanding resulting from additional borrowings.

Other income and other expense, primarily related to operating results of our non-insurance subsidiaries which include management, advisory, marketing and distribution services and leasing activities, decreased in 2009 primarily due to a reduction in leasing activities. In addition, the net expense of our other non-insurance operations increased primarily due to a $1.2 million increase in stock-compensation expense and $1.4 million in one-time expenses associated with the implementation of cost-saving measures announced in the first quarter of 2009. The changes in equity income (loss) are discussed in the "Equity Income (Loss)" section above.

Financial Condition

Investments

Our investment portfolio increased 7.4% to $11,653.0 million at December 31, 2009 compared to $10,854.1 million at December 31, 2008. This increase is primarily the result of a $1,093.2 million decrease in the net unrealized depreciation of fixed maturity securities during 2009 to a net unrealized loss of $474.1 million at December 31, 2009. This decrease is principally due to credit spreads tightening and overall market improvements during the year, partially offset by the adoption of a new accounting rule in 2009, which required that non-credit impairments be recorded in accumulated other comprehensive loss. The impact of this adoption increased unrealized losses $27.6 million in 2009. Volatile and illiquid market conditions in 2008 and early 2009 led to wide credit spreads and resulted in significant unrealized losses for our portfolio. As discussed in the "Impact of Recent Business Environment" section above, financial market conditions and our unrealized loss position improved throughout 2009. However, credit defaults and downgrades and moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Details regarding the investment impairments are discussed above in the "Realized/Unrealized Gains (Losses) on Investments" section under "Results of Operations." Additional details regarding securities in an unrealized loss position at December 31, 2009 are included in the discussion that follows and in Note 2 to our consolidated financial statements.

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.

Investment Portfolio Summary

	December 31, 2009		December 31, 2008
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$8,103,381	69.6%	$7,406,964	68.3%
144A private placement	1,291,840	11.1	1,164,417	10.7
Private placement	469,380	4.0	394,062	3.6
Total fixed maturities - available for sale	9,864,601	84.7	8,965,443	82.6
Equity securities	60,154	0.5	44,863	0.4
Mortgage loans on real estate	1,293,936	11.1	1,381,854	12.8
Derivative instruments	44,023	0.4	12,933	0.1
Investment real estate	16,563	0.1	2,559	0.0
Policy loans	168,736	1.5	182,421	1.7
Other long-term investments	1,882	0.0	1,527	0.0
Short-term investments	203,142	1.7	262,459	2.4
Total investments	$11,653,037	100.0%	$10,854,059	100.0%

As of December 31, 2009, 94.4% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of December 31, 2009, the investment in non-investment grade debt was 5.6% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		December 31, 2009		December 31, 2008
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$5,915,387	60.0%	$5,382,110	60.0%
2	BBB	3,397,424	34.4	3,243,034	36.2
	Total investment grade	9,312,811	94.4	8,625,144	96.2
3	BB	402,047	4.1	244,814	2.7
4	B	86,311	0.9	40,565	0.5
5	CCC	30,451	0.3	43,064	0.5
6	In or near default	32,981	0.3	11,856	0.1
	Total below investment grade	551,790	5.6	340,299	3.8
	Total fixed maturities - available for sale	$9,864,601	100.0%	$8,965,443	100.0%

(1)
Equivalent ratings are generally based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

The percentage of securities classified as investment grade decreased during 2009 due to the downgrade of ratings by the rating agencies. During 2009, investment grade fixed maturity securities with a carrying value totaling $307.3 million were downgraded to non-investment grade primarily due to deteriorating financial conditions of the underlying issuers or collateral. During the latter half of 2009, we took steps to reduce the credit risk and portfolio capital charges through selective sales of lower rated securities. This process considered current capital charges for a security, potential capital gain or loss on sale, probability of default, estimated future work-out value of the security and current market yield relative to reinvestment in higher rated securities.

See Note 2 to our consolidated financial statements for a summary of fixed maturity securities by contractual maturity date.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	December 31, 2009
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$406,541	$270,886	$19,254	$135,655	$(20,000)
Capital goods	320,176	256,139	16,844	64,037	(7,902)
Communications	190,423	164,464	9,739	25,959	(1,241)
Consumer cyclical	309,927	249,996	13,793	59,931	(9,512)
Consumer noncyclical	388,805	355,954	21,727	32,851	(954)
Energy	571,587	379,842	25,998	191,745	(11,407)
Finance	1,437,932	435,019	17,674	1,002,913	(167,168)
Transportation	166,789	115,727	7,256	51,062	(3,037)
Utilities	1,169,778	859,918	54,533	309,860	(17,389)
Other	145,517	120,041	8,763	25,476	(2,962)
Total corporate securities	5,107,475	3,207,986	195,581	1,899,489	(241,572)
Mortgage and asset-backed securities	2,726,406	1,274,361	43,043	1,452,045	(326,207)
United States Government and agencies	139,467	61,255	4,620	78,212	(2,543)
State, municipal and other governments	1,891,253	351,067	8,509	1,540,186	(155,500)
Total	$9,864,601	$4,894,669	$251,753	$4,969,932	$(725,822)

	December 31, 2008
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$392,589	$37,030	$1,446	$355,559	$(93,674)
Capital goods	327,319	96,732	3,439	230,587	(47,648)
Communications	199,115	45,318	1,123	153,797	(28,345)
Consumer cyclical	324,794	74,075	2,123	250,719	(64,147)
Consumer noncyclical	420,060	120,744	4,398	299,316	(31,168)
Energy	486,838	55,837	5,227	431,001	(66,529)
Finance	1,236,170	109,759	4,796	1,126,411	(542,692)
Transportation	184,040	52,005	4,385	132,035	(20,040)
Utilities	1,138,789	273,806	16,452	864,983	(120,489)
Other	124,441	33,218	2,788	91,223	(12,660)
Total corporate securities	4,834,155	898,524	46,177	3,935,631	(1,027,392)
Mortgage and asset-backed securities	2,569,769	975,193	46,573	1,594,576	(478,994)
United States Government and agencies	250,893	217,379	12,891	33,514	(4,031)
State, municipal and other governments	1,310,626	142,107	4,565	1,168,519	(139,430)
Total	$8,965,443	$2,233,203	$110,206	$6,732,240	$(1,649,847)

Credit Quality of Available-For-Sale Fixed Maturity Securities with Unrealized Losses

		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,189,335	64.2%	$(355,516)	49.0%
2	BBB	1,335,973	26.9	(180,763)	24.9
	Total investment grade	4,525,308	91.1	(536,279)	73.9
3	BB	315,603	6.3	(56,456)	7.8
4	B	78,226	1.6	(55,791)	7.7
5	CCC	27,357	0.5	(42,419)	5.8
6	In or near default	23,438	0.5	(34,877)	4.8
	Total below investment grade	444,624	8.9	(189,543)	26.1
	Total	$4,969,932	100.0%	$(725,822)	100.0%

		December 31, 2008
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,545,103	52.7%	$(740,675)	44.9%
2	BBB	2,890,656	42.9	(738,512)	44.8
	Total investment grade	6,435,759	95.6	(1,479,187)	89.7
3	BB	212,438	3.2	(70,545)	4.3
4	B	37,399	0.6	(45,228)	2.7
5	CCC	40,308	0.6	(47,615)	2.9
6	In or near default	6,336	0.1	(7,272)	0.4
	Total below investment grade	296,481	4.4	(170,660)	10.3
	Total	$6,732,240	100.0%	$(1,649,847)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	December 31, 2009
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	188	$—	$1,166,486	$—	$(30,057)
Greater than three months to six months	4	42	9,906	(15)	(421)
Greater than six months to nine months	13	16,958	36,174	(9,226)	(3,236)
Greater than nine months to twelve months	12	17,539	24,675	(6,960)	(1,552)
Greater than twelve months	463	844,621	3,579,353	(350,096)	(324,259)
Total		$879,160	$4,816,594	$(366,297)	$(359,525)

	December 31, 2008
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	170	$31,774	$784,689	$(12,658)	$(51,824)
Greater than three months to six months	193	75,356	1,024,158	(28,791)	(82,320)
Greater than six months to nine months	262	182,184	1,140,978	(56,719)	(111,013)
Greater than nine months to twelve months	143	288,140	780,947	(103,539)	(97,928)
Greater than twelve months	455	1,733,949	2,339,912	(785,180)	(319,875)
Total		$2,311,403	$6,070,684	$(986,887)	$(662,960)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	December 31, 2009		December 31, 2008
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$1,876	$(116)	$43,483	$(4,985)
Due after one year through five years	241,292	(19,491)	791,636	(143,559)
Due after five years through ten years	852,567	(92,816)	2,037,451	(514,869)
Due after ten years	2,417,458	(286,886)	2,260,568	(506,966)
	3,513,193	(399,309)	5,133,138	(1,170,379)
Mortgage and asset-backed securities	1,452,045	(326,207)	1,594,576	(478,994)
Redeemable preferred stocks	4,694	(306)	4,526	(474)
Total	$4,969,932	$(725,822)	$6,732,240	$(1,649,847)

At December 31, 2009, unrealized losses on available-for-sale fixed maturity securities totaled $725.8 million primarily due to $326.2 million in unrealized losses on mortgage and asset-backed securities. The unrealized losses on mortgage and asset-backed securities were primarily due to an increase in credit spreads and decrease in market liquidity resulting from concerns about mortgage defaults on subprime and other risky mortgages, and potential downgrades or defaults of monoline bond insurers. In addition, the unrealized losses on corporate securities totaling $241.6 million were primarily due to a decrease in market liquidity and credit quality concerns of assets held by banking institutions and an increase in credit spreads on commercial real estate investment trust bonds, due to the underlying real estate exposure and market concerns about the ability to access capital markets. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, therefore we do not consider these investments to be other-than-temporarily impaired at December 31, 2009. See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and asset-backed securities comprised 27.6% at December 31, 2009 and 28.7% at December 31, 2008 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

Mortgage and Asset-Backed Securities by Type

	December 31, 2009
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,236,102	$1,252,293	$1,148,038	11.6%
Pass-through	258,509	250,964	263,175	2.7
Planned and targeted amortization class	459,004	461,935	429,309	4.4
Other	39,471	39,569	32,888	0.3
Total residential mortgage-backed securities	1,993,086	2,004,761	1,873,410	19.0
Commercial mortgage-backed securities	785,729	810,995	720,123	7.3
Other asset-backed securities	230,755	290,104	132,873	1.3
Total mortgage and asset-backed securities	$3,009,570	$3,105,860	$2,726,406	27.6%

	December 31, 2008
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,237,035	$1,264,691	$1,068,869	11.9%
Pass-through	219,447	219,855	225,513	2.5
Planned and targeted amortization class	508,133	513,373	464,296	5.2
Other	40,086	40,184	31,011	0.4
Total residential mortgage-backed securities	2,004,701	2,038,103	1,789,689	20.0
Commercial mortgage-backed securities	799,546	819,030	640,236	7.1
Other asset-backed securities	197,943	265,435	139,844	1.6
Total mortgage and asset-backed securities	$3,002,190	$3,122,568	$2,569,769	28.7%

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

The commercial and other asset-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less sensitive to interest rate changes than residential securities of similar types principally due to prepayment restrictions on many of the underlying commercial mortgage loans. The other asset-backed securities, whose collateral is primarily second lien, fixed rate home-equity loans, are also less sensitive to interest rate changes due to the borrowers typically having less ability to refinance as compared to homeowners with a first lien mortgage only.

Our direct exposure to the Alt-A home equity and subprime first-lien loan sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	December 31, 2009			December 31, 2008
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Government agency	$687,079	$707,166	7.2%	$557,311	$579,489	6.5%
Prime	937,677	862,870	8.6	1,068,716	913,772	10.2
Alt-A	521,911	390,352	4.0	524,264	397,556	4.5
Subprime	30,119	20,383	0.2	30,133	20,311	0.2
Commercial mortgage	785,729	720,123	7.3	799,546	640,236	7.1
Non-mortgage	47,055	25,512	0.3	22,220	18,405	0.2
Total	$3,009,570	$2,726,406	27.6%	$3,002,190	$2,569,769	28.7%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	December 31, 2009
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$185,339	$185,850	$—	$—	$185,339	$185,850
2008	127,442	132,204	—	—	127,442	132,204
2007	71,256	67,363	58,958	33,113	130,214	100,476
2006	84,822	72,193	22,445	11,861	107,267	84,054
2005	61,246	61,404	—	—	61,246	61,404
2004 and prior	1,072,170	1,041,311	309,408	268,111	1,381,578	1,309,422
Total	$1,602,275	$1,560,325	$390,811	$313,085	$1,993,086	$1,873,410

	December 31, 2008
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$63,195	$67,391	$—	$—	$63,195	$67,391
2007	120,089	117,851	60,265	32,723	180,354	150,574
2006	117,671	106,016	22,436	11,099	140,107	117,115
2005	28,517	27,581	—	—	28,517	27,581
2004 and prior	1,273,488	1,162,275	319,040	264,753	1,592,528	1,427,028
Total	$1,602,960	$1,481,114	$401,741	$308,575	$2,004,701	$1,789,689

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (78% in 2009 and 2008). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2009 and 32% in 2008) and MBIA Insurance Corporation (26% in 2009 and 25% in 2008). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2009		December 31, 2008
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,770,168	94.5%	$1,748,629	97.7%
2	BBB	70,876	3.8	7,281	0.4
	Total investment grade	1,841,044	98.3	1,755,910	98.1
3	BB	28,887	1.5	17,326	1.0
4	B	3,479	0.2	16,453	0.9
	Total	$1,873,410	100.0%	$1,789,689	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	December 31, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2008	$222,978	$231,212	$197,725	$196,908
2007	184,515	148,342	194,169	114,816
2006	143,982	116,570	170,452	117,606
2005	74,563	66,627	56,220	41,877
2004 and prior	159,691	157,372	180,980	169,029
Total	$785,729	$720,123	$799,546	$640,236

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2009		December 31, 2008
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$338,438	47.0%	$386,634	60.4%
1	FNMA	15,786	2.2	15,611	2.4
1	AAA, AA, A
	Generic	68,076	9.5	19,726	3.1
	Super Senior	179,361	24.9	103,951	16.2
	Mezzanine	27,833	3.9	62,823	9.8
	Junior	78,821	10.9	41,662	6.5
	Total AAA, AA, A	354,091	49.2	228,162	35.6
2	BBB	3,985	0.5	9,349	1.5
4	B	7,434	1.0	—	—
5	CCC	—	—	480	0.1
6	In or near default	389	0.1	—	—
	Total	$720,123	100.0%	$640,236	100.0%

Government National Mortgage Association (GNMA or Ginnie Mae), guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Association (FHLMC or Freddie Mac), are government-sponsored enterprises (GSE's) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSE's have carried an implicit backing of the U.S. Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery Act of 2008 allows the government to expand its line of credit to $200 billion each for Fannie Mae and Freddie Mac. Late in 2009, the Treasury revised these caps to expand as needed to cover losses over the next three years. The revision was intended to show support for these firms throughout the housing crisis by the Treasury.

The AAA, AA and A rated commercial mortgage-backed securities are broken down into categories based on subordination levels. Rating agencies disclose subordination levels, which measure of the amount of credit support that the bonds (or tranches) have from subordinated bonds (or tranches). Generic is a term used for securities issued prior to 2005. The super senior securities have subordination levels greater than 27%, the mezzanine securities have subordination levels in the 17% to 27% range and the junior securities have subordination levels in the 9% to 16% range.

Other Asset-Backed Securities by Collateral Type and Origination Year

	December 31, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$—	$—	$—	$—	$—	$—	$4,999	$4,983	$4,999	$4,983
2007	9,982	2,596	18,853	7,979	—	—	7,065	5,999	35,900	16,574
2006	9,748	4,322	77,612	42,621	—	—	—	—	87,360	46,943
2005	—	—	23,845	20,376	30,119	20,383	8,831	100	62,795	40,859
2004 and prior	2,751	2,793	10,790	6,291	—	—	26,160	14,430	39,701	23,514
Total	$22,481	$9,711	$131,100	$77,267	$30,119	$20,383	$47,055	$25,512	$230,755	$132,873

	December 31, 2008
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2007	$9,989	$2,820	$17,442	$9,140	$—	$—	$7,091	$4,465	$34,522	$16,425
2006	9,726	5,966	66,826	45,740	—	—	—	—	76,552	51,706
2005	—	—	26,653	25,068	30,133	20,311	—	—	56,786	45,379
2004 and prior	3,352	3,361	11,602	9,033	—	—	15,129	13,940	30,083	26,334
Total	$23,067	$12,147	$122,523	$88,981	$30,133	$20,311	$22,220	$18,405	$197,943	$139,844

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (44% in 2009 and 38% in 2008) and AMBAC Assurance Corporation (30% in 2009 and 34% in 2008). Insurance on 2007 Alt-A issues is provided by AMBAC Assurance Corporation (53% in 2009 and 57% in 2008), MBIA Insurance Corporation (27% in 2009 and 29% in 2008) and Financial Guaranty Insurance Co. (21% in 2009 and 14% in 2008). The 2006 and 2007 Government & Prime issues are 100% insured by AMBAC Assurance Corporation (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or on collateral originating prior to 2006.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		December 31, 2009		December 31, 2008
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$108,737	81.8%	$81,767	58.5%
2	BBB	7,199	5.4	36,337	26.0
3	BB	457	0.3	11,666	8.3
4	B	8,557	6.5	2,615	1.9
5	CCC	7,050	5.3	4,894	3.5
6	In or near default	873	0.7	2,565	1.8
	Total	$132,873	100.0%	$139,844	100.0%

The change in NAIC designations from 2008 to 2009 in the table above is primarily due to a change in the methodology the NAIC used for rating certain asset-backed securities. Beginning in the fourth quarter of 2009, these ratings are based on the expected loss of the security rather than the probability of default. Many securities we deemed other-than-temporarily impaired in prior periods had a lower amortized cost, which resulted in an improved NAIC designation with the new model.

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At December 31, 2009, the fair value of our insured mortgage and asset-backed holdings totaled $75.7 million, or 2.8% of our mortgage and asset-backed portfolios and 0.8% of our total fixed income portfolio.

During 2009 and 2008, Financial Guarantee Insurance Co. (FGIC) was downgraded by rating agencies and concerns about the insurer's ability to provide protection increased. Securities with existing or expected cash flow concerns that are wrapped by FGIC have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at December 31, 2009 because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		December 31, 2009			December 31, 2008
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
AMBAC Assurance Corporation	CC	$—	$16,674	$16,674	$—	$18,380	$18,380
Assured Guaranty Ltd.	AAA	9,569	—	9,569	11,608	—	11,608
Financial Guaranty Insurance Co.	NR (2)	—	24,184	24,184	—	27,239	27,239
MBIA Insurance Corporation	BB+	14,192	11,104	25,296	15,762	10,558	26,320
Total with insurance		23,761	51,962	75,723	27,370	56,177	83,547
Uninsured:
GNMA		306,021	—	306,021	187,682	—	187,682
FHLMC		251,499	2,751	254,250	257,810	3,226	261,036
FNMA		146,835	41	146,876	130,613	135	130,748
Other		1,145,294	78,119	1,223,413	1,186,215	80,306	1,266,521
Total		$1,873,410	$132,873	$2,006,283	$1,789,690	$139,844	$1,929,534

(1) Rating in effect as of December 31, 2009.
(2) No formal published rating.

Collateralized Debt Obligations

Collateralized debt obligation investments are included in the corporate securities portfolio. Our investments in collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities had a carrying value of $12.9 million and unrealized loss of $14.6 million at December 31, 2009 and a carrying value of $7.4 million and unrealized loss of $44.6 million at December 31, 2008. The unrealized loss decreased in 2009 primarily due to recording other-than-temporary impairments on three securities. We have stress tested all of these securities based on reasonably adverse conditions and determined that future principal losses are not expected on the remaining unimpaired security. At December 31, 2009, we also do not intend to sell or believe we will be required to sell this security prior to recovery of amortized cost. See Note 2 to our consolidated financial statements for details on the other-than-temporary impairments.

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

Equity Securities

Equity securities totaled $60.2 million at December 31, 2009 and $44.9 million at December 31, 2008. Gross unrealized gains totaled $2.5 million and gross unrealized losses totaled $4.7 million at December 31, 2009. At December 31, 2008, gross unrealized gains totaled $4.2 million and gross unrealized losses totaled $11.3 million on these securities. The unrealized losses are primarily attributable to non-redeemable perpetual preferred securities from issuers in the financial sector. We believe these losses are due to concerns regarding the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds. We do not intend to sell or believe we will be required to sell these securities before their anticipated recovery; therefore, we do not consider them to be other-than-temporarily impaired at December 31, 2009.

Mortgage Loans

Mortgage loans totaled $1,293.9 million at December 31, 2009 and $1,381.9 million at December 31, 2008. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There was one mortgage loan more than 60 days delinquent as of December 31, 2009 with a carrying value of $1.5 million and no delinquent mortgage loans as of December 31, 2008. The total number of commercial mortgage loans outstanding was 332 at December 31, 2009 and 352 at December 31, 2008. We did not issue any new loans in 2009. In 2008, new loans were generally $5.0 million to $15.0 million in size, with an average loan size of $5.5 million and an average loan term of 12 years. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.6% that are interest only loans at December 31, 2009. At December 31, 2009, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 57.1% and the weighted average debt service coverage ratio was 1.52.

Mortgage Loans by Collateral Type

	December 31, 2009		December 31, 2008
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$449,159	34.7%	$467,942	33.8%
Office	410,723	31.7	466,068	33.7
Industrial	402,239	31.1	418,050	30.3
Other	31,815	2.5	29,794	2.2
Total	$1,293,936	100.0%	$1,381,854	100.0%

Mortgage Loans by Geographic Location within the United States

	December 31, 2009		December 31, 2008
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$331,441	25.6%	$341,728	24.8%
East North Central	247,298	19.1	269,876	19.5
Pacific	243,966	18.9	261,581	18.9
West North Central	165,468	12.8	172,283	12.5
Mountain	117,267	9.1	132,649	9.6
West South Central	65,297	5.0	69,582	5.0
Other	123,199	9.5	134,155	9.7
Total	$1,293,936	100.0%	$1,381,854	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	December 31, 2009		December 31, 2008
	Gross Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$378,082	29.2%	$330,144	23.9%
50% - 60%	303,357	23.5	269,816	19.5
60% - 70%	453,170	35.0	474,436	34.3
70% - 80%	130,258	10.1	267,159	19.3
80% - 90%	23,835	1.8	34,904	2.5
90% - 100%	5,234	0.4	5,395	0.4
Total	$1,293,936	100.0%	$1,381,854	100.0%

(1) Loan-to-Value Ratio at origination

Mortgage Loans by Year of Origination

	December 31, 2009		December 31, 2008
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2008	$201,714	15.6%	$205,925	14.9%
2007	284,327	22.0	291,261	21.1
2006	188,007	14.5	197,153	14.3
2005	131,746	10.2	136,753	9.9
2004 and prior	488,142	37.7	550,762	39.9
Total	$1,293,936	100.0%	$1,381,854	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. At December 31, 2009, we held a valuation allowance for two impaired loans totaling $0.7 million. There was no valuation allowance for mortgage loans at December 31, 2008. During 2009, we foreclosed on three mortgage loans with a book value at December 31, 2009 totaling $14.0 million and took possession of the real estate with an appraised value totaling $16.8 million.

Derivative Instruments

Derivative instruments totaling $44.0 million at December 31, 2009 and $12.9 million at December 31, 2008 consist primarily of call options supporting our index annuity business net of collateral received from counterparties. See "Market Risks of Financial Instruments" for details regarding how we manage counterparty credit risk.

Collateral Related to Securities Lending and Other Transactions

We previously participated in a securities lending program whereby certain fixed maturity securities from our investment portfolio were loaned to other institutions for a short period of time. We required collateral equal to or greater than 102% of the fair value of the loaned securities and at least 100% collateral be maintained through the period the securities were on loan. The collateral was invested by the lending agent, in accordance with our guidelines, generating fee income that was recognized as net investment income over the period the securities were on loan. The collateral was accounted for as a secured borrowing and was recorded as an asset on our consolidated balance sheet, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. Securities recorded on our consolidated balance sheet with a fair value of $66.4 million at December 31, 2008 were on loan under the program, and we were liable for cash collateral under our control totaling $69.6 million at December 31, 2008. During 2008, we discontinued entering into any new securities lending agreements and we terminated the program during 2009.

Other Assets

Deferred policy acquisition costs decreased 19.4% to $1,101.2 million and deferred sales inducements decreased 14.4% to $359.8 million at December 31, 2009 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $196.1 million at December 31, 2009 and $398.2 million at December 31, 2008; and increased deferred sales inducements $96.0 million at December 31, 2009 and $134.2 million at December 31, 2008. The change in unrealized appreciation/depreciation on fixed maturity securities also contributed to the $305.1 million decrease in our deferred income tax asset to a deferred tax liability of $27.5 million. Assets held in separate accounts increased 21.6% to $702.1 million primarily due to market appreciation on the underlying investment portfolios.

Liabilities

Policy liabilities and accruals decreased 3.5% to $11,518.0 million at December 31, 2009 primarily due to decreases in interest sensitive and index product reserves as a result of the increased surrenders of the EquiTrust Life independent distribution business. Policy liabilities and accruals also decreased $246.8 million due to the reinsurance recapture transaction discussed above, partially offset by an increase in the volume of Farm Bureau Life's business in force. We paid off our $60.0 million line of credit borrowings in the first quarter of 2009, which reduced our short-term debt. Other liabilities decreased 19.6% to $87.3 million primarily due to decreases in payables for reinsurance and insurance suspense account balances relating to new sales that have not been processed.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 237.2% to $871.2 million at December 31, 2009, compared to $258.4 million at December 31, 2008. This increase is attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities and net income, partially offset by non-credit impairment losses.

At December 31, 2009, FBL's common stockholders' equity was $868.2 million, or $28.49 per share, compared to $255.4 million or $8.46 per share at December 31, 2008. Included in stockholders' equity per common share is $3.89 at December 31, 2009 and $21.54 at December 31, 2008 attributable to accumulated other comprehensive loss.

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

A majority of our insurance liabilities are backed by fixed maturity securities and mortgage loans. The weighted average life of the fixed maturity and mortgage loan portfolio, based on fair values, was approximately 9.3 years at December 31, 2009 and 8.9 years at December 31, 2008. Accordingly, the earned rate on the portfolio lags behind changes in market yields. The extent that the portfolio yield lags behind changes in market yields generally depends upon the following factors:

The average life of the portfolio.
The amount and speed at which market interest rates rise or fall.
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities accelerate during periods of declining interest rates.
The amount by which bond calls, mortgage loan prepayments and paydowns on mortgage and asset-backed securities decelerate during periods of increasing interest rates.

Our investment earnings are also dependent upon our ability to purchase quality investments. These opportunities were limited in the first quarter of 2009 due to limited liquidity conditions in the financial markets. During 2009, the liquidity in the market improved significantly, making it easier to purchase quality investments and determine the fair value of the securities portfolio. During 2009, we maintained a more liquid position to provide greater flexibility for managing in uncertain economic times.

For a majority of our traditional products, profitability is significantly affected by the spreads between interest yields on investments and interest crediting rates/call option costs relating to our insurance liabilities. For variable annuities and variable universal life policies, profitability on the portion of the policyholder's account balance invested in the fixed general account option, if any, is also affected by the spreads earned. For the variable products, the policyholder assumes essentially all the investment earnings risk for the portion of the account balance invested in the separate accounts.

For a substantial portion of our direct business in force, we have the ability to adjust interest or dividend crediting rates in reaction to changes in portfolio yield. We had the ability to adjust rates on 96% of our policyholder liabilities at December 31, 2009 and 97% of our policyholder liabilities at December 31, 2008. However, the ability to adjust these rates is limited by competitive factors. Surrender rates could increase and new sales could be negatively impacted if the crediting rates are not competitive with the rates on similar products offered by other insurance companies and financial services institutions. In addition, if market rates were to decrease substantially and stay at a low level for an extended period of time, our spread could be lowered due to interest rate guarantees on many of our interest sensitive products. At December 31, 2009, interest rate guarantees on our direct interest sensitive products ranged from 1.50% to 5.50%, with a weighted average guarantee of 2.16%.

For business assumed through coinsurance agreements, the ceding companies have the ability to adjust interest and dividend crediting rates in reaction to portfolio yield. In addition, contracts assumed through the coinsurance agreements have guaranteed minimum crediting rates. These rates range from 2.25% to 4.00%, with a weighted average guaranteed crediting rate of approximately 3.02% at December 31, 2009.

Interest Crediting Rates of Fixed Rate Individual Deferred Annuities and Interest Sensitive Life Products Compared to Guarantees
	Account Value at December 31, 2009
	Direct (1)	Assumed Coinsurance
	(Dollars in thousands)
At guaranteed rate (2)	$731,402	$32,112
Between guaranteed rate and 50 basis points over guaranteed rate	617,997	320,078
Between 50 basis points and 100 basis points over guaranteed rate	630,568	16,637
Greater than 100 basis points over guaranteed rate	3,004,388	12,658
Total	$4,984,355	$381,485

(1) Includes the general account portion of variable contracts.
(2) Direct business includes $626.6 million of interest sensitive life products that are less sensitive to interest rate changes than annuity products.

For the majority of index annuities, call options are purchased to fund the index credits owed to contract holders who elect to participate in one or more market indices. Except for certain contracts for which minimum guaranteed interest rates apply, the options are purchased to fund the full amount of the annual index credits. For contracts for which minimum guaranteed interest rates apply, the options are generally purchased to fund the amount of the annual index credits in excess of minimum guaranteed interest accrued on the contracts. In addition, in 2008 and 2009, certain contracts assumed from a coinsurer were not hedged due to the limited availability and high cost of call options for certain bond indices in the current market environment. At December 31, 2009, the assumed account value of unhedged contracts totaled $28.1 million, which represented 2.8% of assumed index annuities, or 0.7% of our total index annuity business. At December 31, 2008, the assumed account value of unhedged contracts totaled $88.5 million, which represented 8.0% of assumed index annuities, or 1.8% of our total index annuity business. In 2009, proceeds from the maturity of call options totaled $27.9 million while related index amounts credited to contract holders' account balances totaled $29.8 million. The difference between index credits and option proceeds is primarily attributable to the timing of option purchases in volatile market conditions and proceeds not received from a counterparty that filed for bankruptcy in 2008, partially offset by call options being purchased for contracts that had a full or partial surrender during the year.

Profitability on the portion of the index annuities tied to market indices is significantly impacted by the spread on interest earned on investments and the sum of (1) cost of underlying call options purchased to fund the credits owed to contract holders and (2) minimum interest guarantees owed to the contract holder, if any. The cost of the call options is managed through the terms of the index annuities, which permit adjustments to annual participation rates, asset fees, and/or caps, subject to guaranteed minimums. Extremely volatile market conditions, such as those experienced in 2008 and the first half of 2009, generally cause the cost of options to increase. The minimum guaranteed contract values for the majority of annuities marketed by our EquiTrust Life distribution channel are equal to 87.5% of the premium collected, excluding any premium bonus, plus interest credited at a range of 1.00% to 3.00%. In addition, five products with an account value totaling $1,041.6 million at December 31, 2009 offer a minimum guarantee of 100% of premium collected accumulated at a range of 1.50% to 3.00%. The minimum guaranteed contract values for the assumed index annuities are equal to 80% to 100% of the premium collected plus interest credited at rates ranging between 2.25% to 3.50%. If there were little or no gains in the entire series of options purchased over the expected life of an index annuity (typically 15 to 20 years), we would incur expenses for credited interest over and above our option costs. This can cause our spreads to decrease and reduce our profits.

Profitability on the index annuities in any given year is also impacted by changes in the fair value of the embedded option which provides the contract holder the right to participate in market index returns after the next index reset date of the contract. This impacts profitability because only one or two-year call options are purchased to fund the index credits owed to the contract holders at the inception of each reset period. This practice matches well with the contract holders' rights to switch to different indices on each reset date. The value of the forward starting options embedded in the index annuities can fluctuate with changes in assumptions as to the expected cost of the options, which is driven by expectations as to the future volatility of the market indices, risk free interest rates, market returns, contractual features such as participation rates, asset fees, and/or caps and the lives of the contracts. In addition, the fair value of the embedded derivative fluctuates with changes in our credit risk.

We design our products to encourage persistency and manage our investment portfolio in a manner to help ensure targeted spreads are earned. In addition to the ability to change interest crediting rates on our direct products, certain interest sensitive and index contracts have surrender and withdrawal penalty provisions. Products such as supplementary contracts with life contingencies are not subject to surrender or discretionary withdrawal. Depending on the product and length of time the contract has been in force, surrender charge rates range up to 20.0% and surrender charge periods range up to 14 years. Depending on the contract, the surrender charge rate typically decreases 1.0% for every one-to-two years the contract is in force.

Surrender and Discretionary Withdrawal Characteristics of Interest Sensitive and Index Products and Supplementary Contracts Without Life Contingencies

	Reserve Balance at December 31, 2009
	Direct	Assumed Coinsurance
	(Dollars in thousands)
Surrender charge rate before any market value adjustment:
Greater than or equal to 5%	$5,926,698	$1,122,736
Less than 5%, but still subject to surrender charge	998,792	201,366
Not subject to surrender charge	1,881,398	—
Not subject to surrender or discretionary withdrawal	463,088	—
Total	$9,269,976	$1,324,102

Annuities sold directly through our independent distribution channel with reserves totaling $5,635.1 million at December 31, 2009 have an MVA feature that may increase or decrease the amount of the charge applied to a surrender or withdrawal. The MVA is determined by a mathematical formula which uses changes in U.S. Treasury interest rates since the inception of the contract. The MVA provides us interest rate protection through an increased surrender charge when U.S. Treasury interest rates rise. Conversely, the MVA provides a benefit to the contract holder through a reduced surrender charge when U.S. Treasury interest rates decrease.

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

U.S. Treasury rates decreased significantly during the fourth quarter of 2008 and low rates continued during the first half of 2009. The 10-year U.S. Treasury rate was 2.25% at December 31, 2008 and during 2009 averaged 2.74% in the first quarter, 3.32% in the second quarter, 3.52% in the third quarter and 3.46% in the fourth quarter. As a result, the surrender charge protection after the MVA offset on this business decreased significantly and the volume of surrenders increased during the first half of 2009. Surrender and withdrawal benefits for our EquiTrust Life direct index and fixed rate annuity contracts during 2009 totaled $302.1 million in first quarter, $353.0 million in second quarter, $104.4 million in third quarter and $61.2 million in the fourth quarter. We believe the decrease in surrender activity is the result of the following:

The increase in U.S. Treasury rates causing an increase in effective surrender charges.
Conservation efforts to reduce the surrender activity.

Much of the historical surrender activity was driven by independent agents to transfer the business to another company for an additional commission. Many of the agents inclined to use such sales techniques have already transferred the business of customers willing to exchange their contracts.

We have terminated certain agents that excessively promoted surrender and exchange activity.

During 2009, surrender charges on this direct business totaled $152.0 million and these charges were reduced by MVAs totaling $95.2 million. The fair value of the fixed maturity securities backing these surrendered policies did not increase commensurately with the amount of the MVA offset due, in part, to credit spreads widening significantly during this period. Certain securities were sold to fund the increased surrender activity and gains totaling $41.2 million were realized on these sales during 2009. The unanticipated increase in requested surrenders required us to update assumptions in the models used to calculate amortization of deferred policy acquisition costs and deferred sales inducements, which resulted in a $29.6 million increase to amortization in 2008.

The impact of U.S. Treasury rates on the level of net surrender charge protection after the MVA is illustrated below.

Level of Surrender Charge Protection

	December 31, 2009		December 31, 2008
	Fixed Index Annuities	Fixed Rate Annuities	Fixed Index Annuities	Fixed Rate Annuities
	(Dollars in thousands)		(Dollars in thousands)
Surrender charge	$528,603	$228,399	$656,256	$218,634
Market value adjustment	(95,379)	(84,731)	(574,304)	(172,237)
Net effective charge	$433,224	$143,668	$81,952	$46,397

Account value	$3,109,412	$2,525,732	$3,677,428	$2,366,859
Level of surrender protection	13.9%	5.7%	2.2%	2.0%
U.S. Treasury Rate (1)	3.85%	2.69%	2.25%	1.55%
(1) A 10-year U.S. Treasury rate is used for the fixed index annuities. A 5-year U.S. Treasury rate is used for the fixed rate annuities. These U.S. Treasury rates approximate the interest rate feature of the respective annuities.

To hedge our exposure to future MVA losses, we have purchased a zero-coupon U.S. Treasury bond with a maturity date in 2039. At December 31, 2009, this security has a book value of $52.0 million, fair value of $49.7 million and average effective duration of 29 years. Accordingly, the fair value of this security is estimated to increase approximately 30.0% for a 100 basis point drop in market interest rates. Gains on this zero-coupon bond can be used to help offset any MVA losses that we may incur in scenarios where U.S. Treasury rates decrease and credit spreads widen decreasing the value of our fixed maturity securities. To further protect us in the future, beginning with sales in 2010, the MVA feature on our index annuity products has been modified to tie the amount of the MVA adjustment to an index that more closely matches the changes in the value of our underlying investment portfolio and also reduces the amount of the MVA adjustment given a change in market interest rates. This new MVA feature applies to new sales only.

In 2010, we have one interest rate swap to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swap, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount totaling $50.0 million. The interest rate swap effectively fixes the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities thereby hedging our exposure to increases in market interest rates. In 2006, we also entered into an interest rate swap to hedge the variable component of the interest rate on a portion of a line of credit borrowing at that time. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). See Note 3 to our consolidated financial statements for additional discussion of these interest rate swaps.

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

Our exposure to interest rate risk stems largely from our annuity products as the cash flows of these products can vary significantly with changes in interest rates. We have holdings in fixed maturity and mortgage loan portfolios to offset the interest rate risk of our annuity products. We actively manage the projected cash flows and duration of these assets and liabilities by minimizing the difference between the two. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.4 at December 31, 2009 and 6.7 at December 31, 2008. The effective duration of our annuity liabilities was approximately 6.4 at December 31, 2009 and 7.5 at December 31, 2008.

If interest rates were to increase 10% from levels at December 31, 2009 and 2008, the fair value of our fixed maturity securities and short-term investments would decrease approximately $232.8 million at December 31, 2009 and $127.5 million at December 31, 2008, and the value of our interest rate swaps would increase approximately $0.1 million at December 31, 2009 and $0.4 million at December 31, 2008. These hypothetical changes in value do not take into account any offsetting change in the value of insurance liabilities for investment contracts since we estimate such value to be the cash surrender value for a majority of the underlying contracts. However, insurance liabilities for index annuity contracts are based on a number of independent variables, including market interest rates and returns. See "Significant Accounting Policies and Estimates" below for discussion on the assumptions used in determining these liabilities. If interest rates were to decrease 10% from levels at December 31, 2009 and 2008 the fair value of our debt would increase $4.0 million at December 31, 2009 and $1.8 million at December 31, 2008.

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

Equity Risk

Equity price risk is limited due to the relatively small equity portfolio held at December 31, 2009. However, we are exposed to equity price risk in the following ways:

We earn investment management fees (on those investments managed by us) and mortality and expense fee income based on the value of our separate accounts. On an annualized basis, the investment management fee rates range from 0.20% to 0.45% for 2009, 2008 and 2007. The annual mortality and expense fee rates range from 0.00% to 1.44% for 2009 and 2008 and 0.90% to 1.40% for 2007. As a result, revenues from these sources do fluctuate with changes in the fair value of the equity, fixed maturity and other securities held by the separate accounts.

We have equity price risk to the extent we may owe amounts under the guaranteed minimum death benefit and guaranteed minimum income benefit provisions of our variable annuity contracts. See Note 5 to our consolidated financial statements for additional discussion of these provisions.

The amortization of deferred policy acquisition costs on our variable business can fluctuate with changes in the performance of the underlying separate accounts. See the Variable Segment discussion above for additional discussion of this amortization.

As discussed above, our profitability would be impacted if there were little or no gains in the entire series of options purchased over the expected life of an index annuity contract.

Credit Risk

We have exposure to credit risk as it relates to the uncertainty associated with the continued ability of a given entity to make timely payments of principal and interest. See "Financial Condition - Investments" for additional information about credit risk in our investment portfolio.

Counterparty Risk

In connection with our use of call options and interest rate swaps, we are exposed to counterparty credit risk (the risk that a counterparty fails to perform under the terms of the derivative contract). Our policy is to purchase derivative instruments from multiple counterparties and evaluate the creditworthiness of all counterparties prior to purchase of the contracts. We believe that purchasing such agreements from financial institutions with superior performance reduces the credit risk associated with these agreements. Our policy allows us to purchase derivative instruments from nationally recognized investment banking institutions with an S&P rating of BBB+ or higher. As of December 31, 2009, all derivative instruments have been purchased from counterparties with an S&P rating of A- or higher. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note 3 to our consolidated financial statements for details regarding collateral we held as of December 31, 2009. Counterparty credit ratings and credit exposure are monitored monthly and reviewed quarterly by our credit and investment committees. Our credit exposure is the fair value of derivative instruments with a positive value, which totaled $44.0 million at December 31, 2009, net of collateral held.

Liquidity and Capital Resources

Cash Flows

During 2009, our operating activities generated cash flows totaling $359.1 million. This is primarily due to net income of $69.7 million adjusted for non-cash revenues and expenses netting to $289.4 million. We generated cash of $239.7 million in our investing activities during 2009. The primary sources were from $2,051.4 million of sales, maturities or the repayment of investments, partially offset by $1,785.9 million of investment acquisitions. Our financing activities used cash of $624.8 million during 2009. The primary uses were $1,845.3 million for return of policyholder account balances on interest sensitive and index products and repayment of the $60.0 million line of credit borrowings, partially offset by sources of $1,287.1 million from receipts from interest sensitive and index products credited to policyholder account balances.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during 2009 included management fees from subsidiaries and affiliates of $7.3 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock, interest and principal repayments on our parent company debt and capital contributions to subsidiaries.

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option exercises. In addition, EquiTrust Life historically had received capital contributions from FBL Financial Group, Inc. to help fund its growth or replenish capital. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. In addition, in 2009 EquiTrust Life had a net cash payment of $121.6 million for the reinsurance recapture transaction discussed above under "Net Income (Loss) Attributable to FBL Financial Group, Inc." Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' continuing operations and financing activities relating to interest sensitive and index products used funds totaling $56.0 million in 2009 and provided funds totaling $1,370.5 million in 2008 and $1,418.4 million in 2007.

EquiTrust Life had net cash outflows from operations and financing activities totaling $500.1 million in 2009, primarily due to the reinsurance recapture transaction and a reduction in sales to preserve capital and increased surrender activity resulting from the impact of the MVA feature on certain contracts as outlined in the "Impact of Recent Business Environment" and "Market Risks of Financial Instruments" sections above. During 2010, we expect the Life Companies to generate sufficient cash flows to meet their cash flow requirements.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During 2010, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $78.7 million from Farm Bureau Life and $27.3 million from EquiTrust Life.

In the first quarter of 2009, we repaid the outstanding borrowings on our line of credit and terminated the agreement. See Note 7 to our consolidated financial statements for additional details regarding this agreement.

Interest payments on our debt totaled $25.3 million in 2009, $18.8 million in 2008 and $15.1 million in 2007. Interest payments on our debt outstanding at December 31, 2009 are estimated to be $24.4 million in 2010. We paid cash dividends on our common and preferred stock totaling $9.5 million in 2009, $15.1 million in 2008 and $14.4 million in 2007. It is anticipated that quarterly cash dividend requirements for 2010 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $7.7 million in 2010. As discussed in Note 10 to our consolidated financial statements, the Company has a royalty agreement with the Iowa Farm Bureau Federation (IFBF), our majority shareholder, which provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through August 31, 2010 and we anticipate they will continue to forgo such right thereafter.

FBL Financial Group, Inc. expects to rely on available cash resources, management fee income and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $17.0 million at December 31, 2009. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $20.0 million from Farm Bureau Life and $4.2 million from other non-life insurance subsidiaries in 2010. As of December 31, 2009, we had no material commitments for capital expenditures.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of December 31, 2009, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred and access to additional capital is limited.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at December 31, 2009, included $203.1 million of short-term investments, $11.7 million of cash and $1,198.3 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the Federal Home Loan Bank (FHLB), which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, current market value of the par value of admitted assets less legal reserve requirements, and our willingness or capacity to hold activity-based FHLB common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2009 or 2008.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(Dollars in thousands)
Contractual Obligations:
Insurance liabilities (1)	$21,198,411	$1,362,814	$3,141,279	$2,648,336	$14,045,982
Subordinated note payable to Capital Trust, including interest payments (2)	278,875	4,850	9,700	9,700	254,625
2017 Senior Notes, including interest payments	144,063	5,875	11,750	11,750	114,688
2014 Senior Notes, including interest payments	94,744	4,388	8,775	81,581	—
2011 Senior Notes, including interest payments	117,087	9,250	107,837	—	—
Home office operating leases	8,682	2,671	5,343	668	—
Purchase obligations	12,459	9,735	2,443	281	—
Mortgage Loan Funding	2,700	2,700	—	—	—
Other long-term liabilities (3)	28,324	13,314	3,750	4,878	6,382
Total	$21,885,345	$1,415,597	$3,290,877	$2,757,194	$14,421,677

(1)
Amounts shown in this table are projected payments through the year 2058 which we are contractually obligated to pay to our life insurance and annuity contract holders. The payments are derived from actuarial models which assume a level interest rate scenario and incorporate assumptions regarding mortality and persistency when applicable. These assumptions are based on our historical experience. The total of the contractual obligations relating to insurance contracts noted above differs from the liability balance on our consolidated balance sheet as follows:

	Contractual Obligations	Balance Sheet Carrying Value	Difference
	(Dollars in thousands)
(a) Reserves based on account values, including separate accounts	$16,051,314	$10,712,903	$5,338,411
(c) Supplementary contracts involving life contingencies	290,227	138,675	151,552
	16,341,541	10,851,578	5,489,963
(b) Traditional life insurance and accident and health products	4,167,753	1,318,834	2,848,919
(c) Supplementary contracts without life contingencies	396,843	502,553	(105,710)
Total	$20,906,137	$12,672,965	$8,233,172

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

Reserves based on account values, including separate accounts, per table above	$10,712,903
Projected amounts pertaining to:
Accumulation of interest/index credits	4,778,868
Surrender charges	(198,654)
Death benefits on universal life business in excess of projected account values	1,207,093
Net cost of insurance charges on variable and universal life business	(555,297)
Other, net	106,401
Contractual obligations per table above	$16,051,314

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

In addition, contractual obligations totaling $291.7 million relating to dividend accumulations and other policy claims are included in the "Other policy claims and benefits" and "Advance premiums and other deposits" lines on our consolidated balance sheet.

(2)	Amount shown is net of $3.0 million equity investment in the Capital Trust due to the contractual right of setoff upon repayment of the note.

(3)
Includes our estimated future contributions to multiemployer defined benefit plans. Contributions related to the qualified pension plan are included through 2010. No amounts related to the qualified pension plan are included beyond 2010 as the contribution amounts will be re-evaluated based on actual results.

We are also a party to other operating leases with total payments of approximately $0.5 million per year. Generally, these leases are renewable annually with similar terms. Although our current intention is to renew these leases, we are not obligated to do so.

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

In accordance with GAAP, premiums and considerations received for interest sensitive and index products, such as ordinary annuities and universal life insurance, are reflected as increases in liabilities for policyholder account balances and not as revenues. Revenues reported for these products consist of policy charges for the cost of insurance, administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances. Surrender benefits paid relating to these products are reflected as decreases in liabilities for policyholder account balances and not as expenses. The Life Companies receive investment income earned from the funds deposited into account balances, a portion of which is passed through to the policyholders in the form of interest credited. For index annuities, proceeds from call options are earned from a portion of the funds deposited, which are passed through to the contract holders in the form of index credits. Index credits and interest credited to policyholder account balances and benefit claims in excess of policyholder account balances are reported as expenses in our consolidated financial statements.

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

The costs related to acquiring new business, including certain costs of issuing policies and other variable selling expenses (principally commissions), defined as deferred policy acquisition costs and deferred sales inducements, are capitalized and amortized into expense. We also record an asset, value of insurance in force acquired, for the cost assigned to insurance contracts when an insurance company is acquired. For nonparticipating traditional life products, these costs are amortized over the premium paying period of the related policies, in proportion to the ratio of annual premium revenues to total anticipated premium revenues. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits and are generally "locked in" at the date the policies are issued. For participating traditional life insurance, interest sensitive and index products, these costs are amortized generally in proportion to expected gross profits from surrender charges and investment, mortality and expense margins. This amortization is adjusted (also known as "unlocked") when the Life Companies revise their estimate of current or future gross profits or margins. For example, deferred policy acquisition costs and deferred sales inducements are amortized earlier than originally estimated when policy terminations are higher than originally estimated or when investments backing the related policyholder liabilities are sold at a gain prior to their anticipated maturity.

Death and other policyholder benefits reflect exposure to mortality risk and fluctuate from year to year based on the level of claims incurred under insurance retention limits.

We test our goodwill balances by comparing the fair value of our reporting units to the carrying value of the goodwill. We have performed impairment testing using cash flow and other analyses and determined that our goodwill was not impaired as of December 31, 2009 or December 31, 2008.

Pension assets and liabilities are affected by the estimated market value of plan assets, estimates of the expected return on plan assets and/or discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized. The December 31, 2009 pension obligation was computed based on an average 5.52% discount rate, which was based on yields for high-quality corporate bonds with a maturity approximating the duration of our pension liability. The long-term return on plan assets is determined based on current market values of our pension investments. Declines in comparable bond yields would increase our net pension liability. Our net pension liability could increase or decrease depending on the extent to which returns on pension plan assets are lower or higher than the discount rate.

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
Fixed maturities - available for sale
Excluding U.S. Government treasury securities, very few of our fixed maturity securities trade on the balance sheet date. For those securities without a trade on the balance sheet date, fair values are determined using valuation processes that require judgment.

Fair values are obtained primarily from a variety of independent pricing sources, whose results we evaluate internally. Details regarding valuation techniques and processes are summarized in Note 1, "Significant Accounting Policies - Investments - Fair Values," and Note 4, "Fair Values of Financial Instruments," to our consolidated financial statements.

At December 31, 2009, our fixed maturity securities classified as available for sale had a fair value of $9,864.6 million, with gross unrealized gains totaling $251.8 million and gross unrealized losses totaling $725.8 million. Due to the large number of fixed maturity securities held, the unique attributes of each security and the complexity of valuation methods, it is not practical to estimate a potential range of fair values for different assumptions and methods that could be used in the valuation process.

Fixed maturities - available for sale and equity securities
We are required to exercise judgment to determine when a decline in the value of a security is other than temporary. Whether a realized loss needs to be recognized in earnings and the amount of the loss depends on whether (1) a decline in market value is other than temporary, (2) the extent to which a decline is related to credit versus non-credit related factors, (3) our intent to hold or sell the security, and (4) whether or not we could be required to sell prior to recovery. The previous amortized cost is adjusted by the loss reported in earnings to provide a new cost basis for fixed maturity securities and the fair value becomes the new cost basis for equity securities.

We evaluate the operating results of the underlying issuer, near-term prospects of the issuer, general market conditions, causes for the decline in value, the length of time there has been a decline in value, other key economic measures and our intent to sell and whether or not we would be required to sell prior to recovery.

At December 31, 2009, we had 962 fixed maturity and equity securities with gross unrealized losses totaling $730.5 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as temporary credit issues. Details regarding these securities are included in the "Financial Condition - Investments" section above. Net income (loss) would have been reduced by approximately $414.1 million if all these securities were deemed to be other-than-temporarily impaired on December 31, 2009.

Deferred policy acquisition costs and deferred sales inducements
Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is dependent upon estimates of future gross profits or margins on this business. Key assumptions used include the following:
- amount of death and surrender benefits and the length of time the policies will stay in force,
- yield on investments supporting the liabilities,
- amount of interest or dividends credited to the policies,
- amount of policy fees and charges, and
- amount of expenses necessary to maintain the policies.
These estimates, which are revised at least annually, are based on historical results and our best estimate of future experience.
Amortization of deferred policy acquisition costs and deferred sales inducements for participating life insurance and interest sensitive and index products is expected to total approximately $85.6 million for 2010, excluding the impact of new production in 2010. A 10% increase in estimated gross profits for 2010 would result in $6.4 million of additional amortization expense. Correspondingly, a 10% decrease in estimated gross profits would result in $6.3 million reduction of amortization expense.

Balance Sheet Caption	Description of Critical Estimate	Assumptions / Approach Used	Effect if Different Assumptions / Approach Used
Future policy benefits
Reserving for future policy benefits for traditional life insurance products requires the use of many assumptions, including the duration of the policies, mortality experience, lapse rates, surrender rates and dividend crediting rates.

The development of reserves for future policy benefits for index annuities requires the valuation of the embedded derivatives relating to the contract holder's right to participate in one or more market indices. This valuation requires assumptions as to future option costs that are dependent upon the volatility of the market indices, risk free interest rates, market returns and the expected lives of the contracts.

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

Other asset/liabilities
The determination of net periodic pension expense and related accrued/prepaid pension cost requires the use of estimates as to the expected return on plan assets, discount rate on plan liabilities and other actuarial assumptions. Pension expense for 2009 totaled $8.5 million.

We assume an expected long-term rate of return on plan assets of 7.00% and a discount rate of 5.52%. Details regarding the method used to determine the discount rate are summarized in Note 9, "Retirement and Compensation Plans," to our consolidated financial statements.

A 100 basis point decrease in the expected return on assets would result in a $0.7 million increase in pension expense and a 100 basis point increase would result in a $0.7 million decrease to pension expense. A 100 basis point decrease in the assumed discount rate would result in a $0.5 million increase in pension expense while a 100 basis point increase would result in a $0.7 million decrease to pension expense.

Deferred income taxes
A valuation allowance against deferred income tax assets is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. No valuation allowance was recorded on deferred tax assets at December 31, 2009.

We utilize tax planning strategies, which require forward-looking assumptions and management judgment, to assess the need for a valuation allowance. The deferred tax assets related to fixed maturity and equity securities will more likely than not be fully realized considering our buy-and-hold investment philosophy for securities experiencing unrealized losses and available tax planning strategies that management is willing to implement for securities experiencing realized losses, if necessary. Our tax planning strategy is to sell various appreciated securities and other capital assets that if sold would result in sufficient capital gains to realize the deferred tax assets, thus minimizing the need for a valuation allowance.

At December 31, 2009, we held deferred tax assets totaling $510.8 million, which includes $192.0 million related to fixed maturity and equity securities. A significant decline in the value of assets incorporated into our tax planning strategies could lead to the establishment of a valuation allowance on deferred tax assets having an adverse effect on earnings.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during 2009 and those that have been issued and will be implemented in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risks of Financial Instruments," for our quantitative and qualitative disclosures about market risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a - 15(f). Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

We engage Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements and internal control over financial reporting and express their opinion thereon. A copy of Ernst & Young LLP's audit opinions follows this letter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of FBL Financial Group, Inc. (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FBL Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of FBL Financial Group, Inc. and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FBL Financial Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments, and on April 1, 2007 the Company changed its method of accounting for the treatment of cash flow hedges on certain fixed annuity contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FBL Financial Group, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 18, 2010

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2009	2008
Assets
Investments:
Fixed maturities - available for sale, at market (amortized cost: 2009 - $10,338,670; 2008 - $10,505,084)	$9,864,601	$8,965,443
Equity securities - available for sale, at market (cost: 2009 - $62,271; 2008 - $51,958)	60,154	44,863
Mortgage loans on real estate	1,293,936	1,381,854
Derivative instruments	44,023	12,933
Real estate	16,563	2,559
Policy loans	168,736	182,421
Other long-term investments	1,882	1,527
Short-term investments	203,142	262,459
Total investments	11,653,037	10,854,059

Cash and cash equivalents	11,690	37,710
Securities and indebtedness of related parties	46,518	18,921
Accrued investment income	131,655	136,893
Amounts receivable from affiliates	8,311	15,791
Reinsurance recoverable	126,918	107,854
Deferred policy acquisition costs	1,101,233	1,365,609
Deferred sales inducements	359,771	420,147
Value of insurance in force acquired	38,781	63,121
Property and equipment, less allowances for depreciation of $62,895 in 2009 and $63,730 in 2008	17,335	23,074
Current income taxes recoverable	16,955	14,389
Deferred income tax benefit	—	305,080
Goodwill	11,170	11,170
Collateral held for securities lending and other transactions	—	67,953
Other assets	33,894	41,623
Assets held in separate accounts	702,073	577,420

Total assets	$14,259,341	$14,060,814

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	December 31,
	2009	2008
Liabilities and stockholders' equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,149,505	$10,531,967
Traditional life insurance and accident and health products	1,318,834	1,328,506
Unearned revenue reserve	27,500	34,663
Other policy claims and benefits	22,185	38,256
	11,518,024	11,933,392
Other policyholders' funds:
Supplementary contracts without life contingencies	502,553	504,885
Advance premiums and other deposits	169,108	167,473
Accrued dividends	9,656	10,241
	681,317	682,599

Amounts payable to affiliates	759	247
Short-term debt	—	59,446
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,084	271,005
Deferred income taxes	27,506	—
Collateral payable for securities lending and other transactions	—	69,656
Other liabilities	87,301	108,588
Liabilities related to separate accounts	702,073	577,420
Total liabilities	13,388,064	13,802,353

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,282,989 shares in 2009 and 28,975,889 shares in 2008	109,877	104,090
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive loss	(118,730)	(649,758)
Retained earnings	869,487	793,511
Total FBL Financial Group, Inc. stockholders' equity	871,156	258,365
Noncontrolling interest	121	96
Total stockholders' equity	871,277	258,461
Total liabilities and stockholders' equity	$14,259,341	$14,060,814

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenues:
Interest sensitive and index product charges	$158,873	$127,199	$114,529
Traditional life insurance premiums	155,675	149,186	144,682
Net investment income	724,653	707,872	628,031
Derivative income (loss)	67,515	(208,793)	(4,951)
Net realized capital gains on sales of investments	47,051	1,910	10,271

Total other-than-temporary impairment losses	(105,439)	(158,219)	(4,502)
Non-credit portion in other comprehensive loss	37,523	—	—
Net impairment loss recognized in earnings	(67,916)	(158,219)	(4,502)

Other income	28,735	25,310	26,539
Total revenues	1,114,586	644,465	914,599

Benefits and expenses:
Interest sensitive and index product benefits	437,270	440,430	442,544
Change in value of index product embedded derivatives	148,917	(189,354)	(5,907)
Traditional life insurance benefits	93,784	96,884	90,808
Increase in traditional life future policy benefits	35,766	43,255	37,682
Distributions to participating policyholders	19,416	20,064	21,420
Underwriting, acquisition and insurance expenses	233,088	221,393	161,820
Interest expense	25,280	19,567	16,666
Other expenses	18,904	24,104	23,760
Total benefits and expenses	1,012,425	676,343	788,793
	102,161	(31,878)	125,806
Income taxes	(33,219)	13,662	(41,051)
Equity income (loss), net of related income taxes	750	(4)	1,535
Net income (loss)	69,692	(18,220)	86,290
Net loss attributable to noncontrolling interest	143	71	49
Net income (loss) attributable to FBL Financial Group, Inc.	$69,835	$(18,149)	$86,339

Earnings (loss) per common share	$2.32	$(0.61)	$2.90

Earnings (loss) per common share - assuming dilution	$2.31	$(0.61)	$2.84

Cash dividends per common share	$0.3125	$0.5000	$0.4800

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2007	$3,000	$93,981	$28,195	$755,544	$138	$880,858
Comprehensive income:
Net income for 2007	—	—	—	86,339	(49)	86,290
Change in net unrealized investment gains/losses	—	—	(64,520)	—	—	(64,520)
Change in underfunded status of other postretirement benefit plans	—	—	(20)	—	—	(20)
Total comprehensive income (b)						21,750
Adjustment resulting from capital transactions of equity investee	—	73	—	—	—	73
Stock-based compensation, including the issuance of 358,076 common shares under compensation plans	—	14,692	—	—	—	14,692
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(14,243)	—	(14,243)
Receipts related to noncontrolling interest	—	—	—	—	2	2
Balance at Deceber 31, 2007	3,000	108,746	(36,345)	827,490	91	902,982
Change in measurement date of benefit plans	—	—	—	(770)	—	(770)
Comprehensive loss:
Net loss for 2008	—	—	—	(18,149)	(71)	(18,220)
Change in net unrealized investment gains/losses	—	—	(613,431)	—	—	(613,431)
Change in underfunded status of other postretirement benefit plans	—	—	18	—	—	18
Total comprehensive loss (b)						(631,633)
Adjustment resulting from capital transactions of equity investee	—	(43)	—	—	—	(43)
Stock-based compensation, including the issuance of 149,151 common shares under compensation plans	—	2,909	—	—	—	2,909
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(14,910)	—	(14,910)
Receipts related to noncontrolling interest	—	—	—	—	76	76
Balance at December 31, 2008	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2008	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net income for 2009	—	—	—	69,835	(143)	69,692
Change in net unrealized investment gains/losses	—	—	564,817	—	—	564,817
Non-credit impairment losses	—	—	(18,159)	—	—	(18,159)
Change in underfunded status of the other postretirement benefit plans	—	—	9	—	—	9
Total comprehensive income (b)						616,359
Stock-based compensation, including the issuance of 307,100 common shares under compensation plans	—	5,787	—	—	—	5,787
Dividends on preferred stock	—	—	—	(150)	—	(150)
Dividends on common stock	—	—	—	(9,350)	—	(9,350)
Receipts related to noncontrolling interest	—	—	—	—	168	168
Balance at December 31, 2009	$3,000	$117,399	$(118,732)	$869,487	$121	$871,275

(a)
Adjustment resulting from capital transaction of an equity investee was allocated to Class B common stock in the amount of ($3) for 2008 and $6 for 2007. All other activity for the periods shown relates to Class A Common Stock.

(b)	Comprehensive income (loss) attributable to FBL Financial Group, Inc. was $616,504 for 2009, ($631,562) for 2008 and $21,799 for 2007.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$69,692	$(18,220)	$86,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	338,953	324,873	395,952
Change in fair value of embedded derivatives	148,917	(189,354)	(5,907)
Charges for mortality and administration	(153,670)	(119,819)	(104,989)
Deferral of unearned revenues	2,231	1,606	1,429
Amortization of unearned revenue reserve	(2,293)	(2,141)	(2,292)
Provision for depreciation and amortization of property and equipment	6,572	15,550	14,324
Provision for accretion and amortization of investments	(2,129)	(5,366)	(10,228)
Realized/unrealized losses (gains) on investments	20,865	153,416	(5,769)
Change in fair value of derivatives	(58,631)	170,841	3,398
Increase in traditional life and accident and health benefit accruals	38,537	44,438	39,356
Policy acquisition costs deferred	(97,144)	(159,866)	(173,723)
Amortization of deferred policy acquisition costs	137,027	128,114	68,394
Amortization of deferred sales inducements	52,068	67,860	9,555
Amortization of value of insurance in force	2,634	2,705	5,069
Net sale of fixed maturities - trading	—	—	15,000
Change in accrued investment income	5,238	(18,066)	(14,162)
Change in amounts receivable from/payable to affiliates	7,992	(4,748)	(507)
Change in reinsurance recoverable	(21,827)	15,805	23,130
Change in current income taxes	(2,566)	(6,977)	(16,152)
Provision for deferred income taxes	37,451	(2,576)	521
Gain on reinsurance recapture	(11,109)	—	—
Cash transferred for reinsurance recapture	(120,722)	—	—
Other	(39,032)	6,000	28,963
Net cash provided by operating activities	359,054	404,075	357,652

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities - available for sale	1,784,386	632,174	554,217
Equity securities - available for sale	89	15,474	19,980
Mortgage loans on real estate	73,027	60,397	56,804
Derivative instruments	95,276	32,231	104,950
Real estate	—	—	9,741
Policy loans	39,281	37,611	39,522
Short-term investments - net	59,317	—	—
	2,051,376	777,887	785,214

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Investing activities - continued
Acquisition of investments:
Fixed maturities - available for sale	$(1,666,709)	$(1,675,422)	$(1,852,613)
Equity securities - available for sale	(10,432)	(12,676)	(205)
Mortgage loans on real estate	(511)	(220,667)	(298,453)
Derivative instruments	(65,438)	(172,840)	(104,694)
Real estate	—	—	(536)
Policy loans	(42,775)	(40,542)	(39,113)
Short-term investments - net	—	(190,454)	(27,651)
	(1,785,865)	(2,312,601)	(2,323,265)
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	25	629	127
Investments in and advances to equity investees	(25,000)	—	(850)
Purchases of property and equipment	(5,684)	(14,272)	(20,463)
Disposal of property and equipment	4,851	23,342	4,475
Net cash provided by (used in) investing activities	239,703	(1,525,015)	(1,554,762)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	1,287,148	2,162,398	2,010,769
Return of policyholder account balances on interest sensitive and index products	(1,845,340)	(1,187,442)	(935,385)
Proceeds from long-term debt payable to affiliates	—	100,000	—
Proceeds from long-term debt	—	—	98,460
Proceeds from short-term note payable to affiliate	—	20,000	—
Repayments of short-term note payable to affiliate	—	(20,000)	—
Proceeds from short-term debt	—	13,400	—
Repayments of short-term debt	(60,000)	—
Receipts related to noncontrolling interests - net	168	76	2
Excess tax deductions on stock-based compensation	310	133	1,376
Issuance of common stock	2,437	1,130	8,004
Dividends paid	(9,500)	(15,060)	(14,393)
Net cash provided by (used in) financing activities	(624,777)	1,074,635	1,168,833
Decrease in cash and cash equivalents	(26,020)	(46,305)	(28,277)
Cash and cash equivalents at beginning of year	37,710	84,015	112,292
Cash and cash equivalents at end of year	$11,690	$37,710	$84,015

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$25,265	$18,843	$15,095
Income taxes	(1,572)	(4,244)	56,133
Non-cash operating activity:
Deferral of sales inducements	30,512	60,824	83,713
Invested assets transferred in reinsurance recapture	(93,161)	—	—
Deferred policy acquisition costs transferred in reinsurance recapture	(19,523)
Net reserves and other liabilities transferred in reinsurance recapture	244,515
Non-cash investing activity:
Foreclosure of mortgage loans to real estate	14,173	—	—
Exchange of fixed maturities for partnership investment in securities and indebtedness of related parties	1,760
Non-cash financing activity:
Reclassification of debt from long-term to short-term	—	46,000	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Significant Accounting Policies

Nature of Business

FBL Financial Group, Inc. (we or the Company) operates predominantly in the life insurance industry through its principal subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Farm Bureau Life markets individual life insurance policies and annuity contracts to Farm Bureau members and other individuals and businesses in the Midwestern and Western sections of the United States through an exclusive agency force. EquiTrust Life markets individual annuity products through independent agents and brokers and variable products through alliances with other insurance companies. These sales take place throughout the United States. In addition to writing direct insurance business, EquiTrust Life has assumed closed blocks of annuity business through coinsurance agreements. Several subsidiaries support various functional areas of the Life Companies and other affiliates, by providing investment advisory, marketing and distribution, and leasing services. In addition, we manage two Farm Bureau affiliated property-casualty companies.

Consolidation

Our consolidated financial statements include the financial statements of FBL Financial Group, Inc. and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated. We have evaluated our consolidated financial statements for subsequent events through February 18, 2010, the date of the filing of this Form 10-K.

Accounting Changes

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). This guidance establishes two levels of U.S. generally accepted accounting principles (GAAP) - authoritative and nonauthoritative. The FASB Codification is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is now nonauthoritative. As the Codification did not change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued guidance which removes the concept of and exceptions for a qualifying special-purpose entity from GAAP. The objective of this guidance is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance is effective for financial statements for periods that begin after November 15, 2009. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued guidance which seeks to improve financial reporting by enterprises involved with variable interest entities. This guidance addresses (1) the effects on certain provisions of GAAP as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the accounting and disclosures that do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This guidance is effective for financial statements for periods that begin after November 15, 2009. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Effective June 30, 2009, we adopted guidance that establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have any impact on our consolidated financial statements.

Effective June 30, 2009, we adopted guidance that expands annual disclosures about the fair value of financial instruments to interim financial statements. This guidance did not have a significant impact on our consolidated financial statements but did increase our disclosures about fair value measurements.

Effective January 1, 2009, we adopted guidance that specifies criteria for determining whether impairments in debt securities are other than temporary and requires that the non-credit portion of an impairment be recorded in accumulated other comprehensive loss rather than the statements of operations. The guidance also requires additional disclosures relating to other-than-temporary impairments and unrealized losses on investments in interim and annual financial statements. The impact of adoption increased net income by $18.2 million ($0.60 per basic and diluted common share) for the year ended December 31, 2009. In addition, the adoption resulted in a reclassification from retained earnings to accumulated other comprehensive loss of $15.6 million for the non-credit portion of other-than-temporary impairments on securities held on January 1, 2009.

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

Effective January 1, 2009, we adopted guidance which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of GAAP have been applied, and the impact that hedges have on an entity's financial position, financial performance and cash flows. The adoption of this guidance did not have any impact on our consolidated financial statements. See Note 3 for disclosures about our derivative instruments and hedging activities.

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

Effective April 1, 2007, we adopted guidance that clarified the accounting for a cash flow hedge of a variable-rate asset or liability, specifically addressing when an entity is permitted to hedge benchmark interest rate risk. The new standard indicated that the risk being hedged in a cash flow hedge of a variable-rate financial asset or liability cannot be designated as interest rate risk unless the cash flows of the hedged transaction are explicitly based on that same benchmark interest rate. In addition, the new standard clarified that the only permitted benchmarks are the risk-free rate and rates based on the LIBOR swap curve. Hedging relationships that no longer qualify for cash flow hedge accounting based on this guidance must be undesignated prospectively. Changes in fair value of derivatives not subsequently re-designated to a new qualifying hedging relationship are recorded in earnings. Gains or losses previously included in accumulated other comprehensive loss remain in accumulated other comprehensive loss and are amortized to net income over the remaining term of the swaps as the hedged anticipated cash flows occur. If it becomes probable that the anticipated cash flows will not occur, the deferred gains or losses will be reclassified into earnings immediately. As a result of adopting this guidance, we undesignated the hedging relationship for the interest rate swaps related to our flexible premium deferred annuity contracts as they are not explicitly based on one of the two permitted benchmarks. Net unrealized gains on these swaps included in accumulated other comprehensive loss totaled $2.8 million at March 31, 2007 and are being amortized into income over the life of the individual swaps. The adoption of this guidance decreased net income $2.2 million ($0.07 per basic and diluted common share) during 2007. This guidance did not impact the interest rate swap on our line of credit, as both the derivative instrument and hedged item were based on the three-month LIBOR rate.

Investments

Fixed Maturities and Equity Securities

Fixed maturity securities, comprised of bonds and redeemable preferred stocks, which may be sold, are designated as "available for sale." Available-for-sale securities are reported at fair value and unrealized gains and losses on these securities, with the exception of unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities, are included directly in stockholders' equity as a component of accumulated other comprehensive income (loss). Unrealized gains and losses relating to the conversion feature embedded in convertible fixed maturity securities are recorded as a component of derivative income (loss) in the consolidated statements of operations. The unrealized gains and losses are reduced by a provision for deferred income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve that would have been required as a charge or credit to income had such amounts been realized.

Fixed maturity securities that are purchased with the intent to sell within a short period of time are classified as trading. These securities are carried at fair value and unrealized gains and losses are reflected in the consolidated statements of operations as a component of realized/unrealized gains (losses) on investments. Premiums and discounts are amortized/accrued using methods which result in a constant yield over the securities' expected lives. Amortization/accrual of premiums and discounts on mortgage and asset-backed securities incorporates prepayment assumptions to estimate the securities' expected lives.

Equity securities, comprised of common and non-redeemable preferred stocks are designated as "available for sale" and are reported at fair value. The change in unrealized appreciation and depreciation of equity securities is included directly in stockholders' equity, net of any related deferred income taxes, as a component of accumulated other comprehensive income (loss).

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

Derivative Instruments

Derivative instruments include interest rate swaps used to reduce our exposure to increases in market interest rates and call options used to fund index credits on index annuities. In addition, we have embedded derivatives associated with our index annuity business and certain modified coinsurance contracts. All derivatives are measured at fair value and recognized as either derivative instruments or other liabilities, net of related collateral receivable or payable, in the consolidated balance sheets.

For derivatives not designated as a hedging instrument, the change in fair value is recognized in earnings in the period of change. An interest rate swap on our line of credit prior to 2009 and the swaps related to our flexible premium deferred annuity contracts prior to April 1, 2007 were accounted for as cash flow hedges. The effective portion of any unrealized gain or loss was recorded in accumulated other comprehensive loss. As the cash flow hedges became ineffective, the ineffective portion of the unrealized gain or loss on the swaps was recorded in earnings as a component of derivative income (loss). Prior to 2009, any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit. Prior to April 1, 2007, the net periodic interest settlement between the interest paid and the interest received under the swaps hedging our annuity contracts was recorded as a component of interest sensitive and index product benefits.

See Note 3, "Derivative Instruments," for more information regarding our derivative instruments, embedded derivatives and the changes in accounting for interest rate swaps.

Real Estate

Real estate is reported at cost less allowances for depreciation, as applicable. The carrying value of these assets is subject to regular review. For properties not held for sale, if indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value, an impairment loss is recognized and the property's cost basis is reduced to fair value. If the fair value, less estimated sales costs, of real estate held for sale decreases to an amount lower than its carrying value, the carrying value of the real estate is reduced by the establishment of a valuation allowance, changes to which are recognized as realized gains or losses on investments. There was one real estate property held for sale with a valuation allowance of less than $0.1 million at December 31, 2009. There was no valuation allowance for real estate at December 31, 2008.

Other Investments

Policy loans are reported at unpaid principal balance. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Other long-term investments include an investment deposit which is reported at amortized cost. Other long-term investments also include our ownership interest in aircraft acquired in the troubled debt restructuring with a bond issuer that filed for bankruptcy. This investment is reported at cost, less accumulated depreciation.

Securities and indebtedness of related parties include investments in corporations and partnerships over which we may exercise significant influence. These corporations and partnerships operate predominately in the investment company, insurance, broker/dealer and real estate industries. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss reported by the equity investees. For partnerships operating in the investment company industry, this income or loss includes changes in unrealized gains and losses in the partnerships' investment portfolios.

Collateral Held/Payable for Securities Lending and Other Transactions

We participated in a securities lending program whereby certain fixed maturity securities from our investment portfolio were loaned to other institutions for a short period of time. We required collateral equal to or greater than 102% of the fair value of the loaned securities and at least 100% collateral be maintained through the period the securities were on loan. The collateral was invested by the lending agent, in accordance with our guidelines, generating fee income that was recognized as net investment income over the period the securities were on loan. The collateral was accounted for as a secured borrowing and was recorded as an asset on the consolidated balance sheet, with a corresponding liability reflecting our obligation to return this collateral upon the return of the loaned securities. During the second quarter of 2008, we discontinued entering into any new securities lending agreements and we terminated the program during 2009.

We also obtain or are required to provide collateral relating to certain derivative transactions. We invest cash collateral received and record a liability for amounts owed to counterparties for these transactions. We record an asset for amounts due from counterparties when we are required to provide collateral. See Note 3, "Derivative Instruments," for more information regarding our collateral and how it is reported in our consolidated balance sheets.

Accrued Investment Income

We discontinue the accrual of investment income on invested assets when it is determined that collection is uncertain.

Realized/Unrealized Gains and Losses on Investments

Realized gains and losses on sales of investments are determined on the basis of specific identification. This line item also includes the change in unrealized gains and losses on trading securities. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. Effective January 1, 2009, with adoption of new GAAP guidance, when our review indicates a decline in fair value for a fixed maturity security is other than temporary and we do not intend to sell or believe we will be required to sell the security before recovery of our amortized cost, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive loss for the non-credit loss component. If we intend to sell or believe we will be required to sell a fixed maturity security before its recovery, the full amount of the impairment write down to fair value is charged to earnings. For fixed maturity securities impaired prior to 2009 and all equity securities, the full amount of an other-than-temporary impairment write down is recognized as a realized loss on investments in the statements of operations and the new cost basis for the security is equal to its fair value.

After an other-than-temporary write down of all equity securities and any fixed maturity securities with a credit only impairment, the cost basis is generally not adjusted for subsequent recoveries in fair value. However, for fixed maturity securities for which we can reasonably estimate future cash flows after a write down, the discount or reduced premium recorded, based on the new cost basis, is amortized over the remaining life of the security. Amortization in this instance is computed using the prospective method and the current estimate of the amount and timing of future cash flows.

Significant assumptions regarding the present value of expected cash flows for each security are used when an other-than-temporary impairment occurs and there is a non-credit portion of the unrealized loss that won't be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and collateralized debt obligations include collateral pledged, scheduled principal and interest payments, default levels, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturity securities include scheduled principal and interest payments and an estimated recovery value, generally based on a percentage return of the current market value.

Fair Values

Fair values of fixed maturity securities are based on quoted market prices in active markets when available. Fair values of fixed maturity securities that are not actively traded are estimated using valuation models that vary by asset class. See Note 4, "Fair Values of Financial Instruments," for more information on assumptions and the amount of securities priced using the valuation models. Fair values for all securities are reviewed for reasonableness by considering overall market conditions and values for similar securities.

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

Reinsurance Recoverable

We use reinsurance to manage certain risks associated with our insurance operations. These reinsurance arrangements provide for greater diversification of business, allow management to control exposure to potential risks arising from large claims and provide additional capacity for growth. For business ceded to other companies, reinsurance recoverable generally consists of the reinsurers' share of policyholder liabilities, claims and expenses, net of amounts due the reinsurers for premiums. For business assumed from other companies, reinsurance recoverable generally consists of premium receivable, net of our share of benefits and expenses we owe to the ceding company.

We assume, under coinsurance agreements, certain fixed rate and index annuity contracts. Call options used to fund index credits on the assumed index annuities are purchased by and maintained on the books of the ceding company. We record our proportionate share of the option value supporting the business we reinsure as reinsurance recoverable on the consolidated balance sheets at fair value.

Fair values for the embedded derivatives in our modified coinsurance contracts are based on the difference between the fair value and the cost basis of the underlying investments. Fair values for the embedded derivatives in our reinsurance recoverable relating to call options are based on quoted market prices adjusted for a credit risk component. See Note 3, "Derivative Instruments," for more information regarding call options and see Note 5, "Reinsurance and Policy Provisions," for additional details on our reinsurance agreements.

Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired

Deferred policy acquisition costs include certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, to the extent recoverable from future policy revenues and gross profits. Deferred sales inducements include premium bonuses and bonus interest credited to contracts during the first contract year only. The value of insurance in force acquired represents the cost assigned to insurance contracts when an insurance company is acquired. The initial value is determined by an actuarial study using expected future gross profits as a measurement of the net present value of the insurance acquired. Interest accrued on the unamortized balance at a weighted average rate of 4.85% in 2009, 4.89% in 2008 and 4.96% in 2007.

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

Property and Equipment

Property and equipment, comprised primarily of furniture, equipment and capitalized software costs, are reported at cost less allowances for depreciation and amortization. At December 31, 2008, it also included $6.6 million in assets held for sale, which were reported at fair value. Depreciation and amortization expense is computed primarily using the straight-line method over the estimated useful lives of the assets. Furniture and equipment had a carrying value of $6.3 million at December 31, 2009 and $9.4 million at December 31, 2008, and estimated useful lives that generally range from two to twenty years. Capitalized software costs had a carrying value of $11.0 million at December 31, 2009 and $13.7 million at December 31, 2008, and estimated useful lives that range from two to five years. Depreciation expense for furniture and equipment was $0.4 million in 2009, $8.4 million in 2008 and $9.0 million in 2007. Amortization expense for capitalized software was $6.2 million in 2009, $7.2 million in 2008 and $5.3 million in 2007.

In December 2008, we sold furniture, office equipment, computer equipment and vehicles to two leasing companies. These assets were subsequently leased by Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty), formerly known as Farm Bureau Mutual Insurance Company, an affiliate, under an operating lease. We have entered into an expense allocation agreement with Farm Bureau Property & Casualty permitting the continued use of certain assets in our operations. We recognized a loss of $0.3 million on the sale of these assets. See Note 10, "Management and Other Agreements," for amounts paid to Farm Bureau Property & Casualty under the expense allocation agreement.

Goodwill

Goodwill includes $9.9 million related to the excess of the amounts paid to acquire companies over the fair value of the net assets acquired. Goodwill also includes $1.2 million of identifiable intangible assets relating to insurance licenses obtained with the acquisition of EquiTrust Life. Goodwill and identifiable intangible assets with indefinite lives are not amortized but are subject to annual impairment testing. We test our goodwill balances by comparing the fair value of our reporting units to the carrying value of the goodwill. In the event that we were to dispose one of our reporting units, a discounted cash flow approach would be used to estimate the fair value of that reporting unit; therefore we believe this approach better approximates the fair value of our goodwill than a market capitalization approach. A number of significant assumptions and estimates are involved in the application of the discounted cash flow model to forecast operating cash flows, including future premiums, product lapses, investment yields and discount rate. Underlying assumptions are based on historical experience and our best estimates given information available at the time of testing. We have performed impairment testing using cash flow and other analyses and determined none of our goodwill was impaired as of December 31, 2009 or December 31, 2008.

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

For our direct business, interest crediting rates for interest sensitive products ranged from 1.55% to 6.00% in 2009, from 3.00% to 6.00% in 2008 and from 2.65% to 5.50% in 2007. For interest sensitive products assumed through coinsurance agreements, interest crediting rates ranged from 3.10% to 5.10% in 2009 and 2008, and 3.00% to 6.00% in 2007. A portion of the interest credited on our direct business ($4.4 million in 2009, $7.1 million in 2008 and $9.6 million in 2007) represents an additional interest credit on first-year premiums, payable at policy issue or until the first contract anniversary date (first-year bonus interest). These amounts are included as deferred sales inducements.

The liability for future policy benefits for direct participating traditional life insurance is based on net level premium reserves, including assumptions as to interest, mortality and other factors underlying the guaranteed policy cash values. Reserve interest assumptions are level and range from 2.00% to 6.00%. The average rate of assumed investment yields used in estimating gross margins was 6.18% in 2009, 6.27% in 2008 and 6.32% in 2007. Accrued dividends for participating business are established for anticipated amounts earned to date that have not been paid. The declaration of future dividends for participating business is at the discretion of the Board of Directors of Farm Bureau Life. Participating business accounted for 40% of direct receipts from policyholders during 2009 (2008 - 41% and 2007 - 42%) and represented 12% of life insurance in force at December 31, 2009 (2008 and 2007 - 13%). The liability for future policy benefits for non-participating traditional life insurance is computed using a net level method, including assumptions as to mortality, persistency and interest and includes provisions for possible unfavorable deviations.

The liabilities for future policy benefits for accident and health insurance are computed using a net level (or an equivalent) method, including assumptions as to morbidity, mortality and interest and include provisions for possible unfavorable deviations. Policy benefit claims are charged to expense in the period that the claims are incurred.

During 2009, we refined certain reserve calculations resulting in a net after-tax increase to net income of $7.2 million ($0.24 per basic and diluted common share).

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

Underwriting, Acquisition and Insurance Expenses

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$14,080	$13,613	$13,906
Amortization of deferred policy acquisition costs	137,027	128,114	68,394
Amortization of value of insurance in force acquired	2,634	2,705	5,069
Other underwriting, acquisition and insurance expenses, net of deferrals	79,347	76,961	74,451
Total	$233,088	$221,393	$161,820

See the "Deferred Policy Acquisition Costs, Deferred Sales Inducements and Value of Insurance In Force Acquired" section above regarding the impact of an unlocking adjustment on amortization of deferred policy acquisition costs in 2008.

Other Income and Other Expenses

Other income and other expenses consist primarily of revenue and expenses generated by our various non-insurance subsidiaries for investment advisory, marketing and distribution, and leasing services. They also include revenues and expenses generated by our parent company for management services. Certain of these activities are performed on behalf of our affiliates. Lease income from leases with affiliates totaled $3.6 million in 2009, $11.1 million in 2008 and $12.2 million in 2007. During 2009, our leasing activities were reduced, resulting in decreases to other income and other expenses. Investment advisory fee income from affiliates totaled $1.1 million in 2009, $1.4 million in 2008 and $1.5 million in 2007. In addition, certain revenues generated by our insurance subsidiaries are classified as other income. Revenues of the insurance subsidiaries included as other income totaled $13.6 million in 2009, $2.8 million in 2008 and $3.2 million in 2007. Revenues from insurance subsidiaries for 2009 include an $11.1 million pre-tax gain from an agreement with EMC National Life Company (EMCNL), under which EMCNL recaptured a block of annuity and life insurance policies. See Note 5 "Reinsurance and Policy Provisions" for details regarding this transaction.

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

See Note 9, "Retirement and Compensation Plans," for additional details on these plans.

Comprehensive Income (Loss)

Unrealized gains and losses on our available-for-sale securities and certain interest rate swaps are included in accumulated other comprehensive loss in stockholders' equity. Comprehensive income (loss) excludes net investment gains and losses included in net income (loss) which represent transfers from unrealized to realized gains and losses, which totaled ($19.9) million in 2009, ($75.3) million in 2008 and $2.7 million in 2007. These amounts, which have been measured through the date of sale, are net of income taxes and adjustments to deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling $3.8 million in 2009, $73.3 million in 2008 and ($0.3) million in 2007. Comprehensive income (loss) also includes the initial recognition and subsequent changes in the underfunded status of our single employer health and medical postretirement benefit plans totaling less than $0.1 million in 2009 and 2008 and $0.2 million in 2007.

Dividend Restriction

We have agreed that we will not pay dividends on the Class A or Class B Common Stock, nor on the Series B Preferred Stock, if we are in default of the Subordinated Deferrable Interest Note Agreement Dated May 30, 1997 with FBL Financial Group Capital Trust. We are compliant with all terms of this agreement at December 31, 2009. See Note 7, "Credit Arrangements," for additional information regarding these agreements.

Reclassifications

Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

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

2) Investment Operations

Fixed Maturity and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value
	(Dollars in thousands)
Bonds:
Corporate securities	$5,120,925	$195,581	$(226,617)	$5,089,889
Residential mortgage-backed securities	1,993,086	22,365	(142,041)	1,873,410
Commercial mortgage-backed securities	785,729	20,327	(85,933)	720,123
Other asset-backed securities	230,755	351	(98,233)	132,873
Collateralized debt obligations	27,541	—	(14,649)	12,892
United States Government and agencies	137,390	4,620	(2,543)	139,467
State, municipal and other governments	2,038,244	8,509	(155,500)	1,891,253
Redeemable preferred stocks	5,000	—	(306)	4,694
Total fixed maturities	$10,338,670	$251,753	$(725,822)	$9,864,601

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,436	$(4,648)	$38,437
Common stocks	21,622	109	(14)	21,717
Total equity securities	$62,271	$2,545	$(4,662)	$60,154

(1)
Gross unrealized losses include noncredit losses on other-than-temporarily impaired fixed maturities totaling $30.2 million in other asset-backed securities and $7.4 million in residential mortgage-backed securities.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Bonds:
Corporate securities	$5,758,359	$46,177	$(982,321)	$4,822,215
Residential mortgage-backed securities	2,004,701	22,533	(237,545)	1,789,689
Commercial mortgage-backed securities	799,546	18,766	(178,076)	640,236
Other asset-backed securities	197,943	5,274	(63,373)	139,844
Collateralized debt obligations	52,011	—	(44,597)	7,414
United States Government and agencies	242,033	12,891	(4,031)	250,893
State, municipal and other governments	1,445,491	4,565	(139,430)	1,310,626
Redeemable preferred stocks	5,000	—	(474)	4,526
Total fixed maturities	$10,505,084	$110,206	$(1,649,847)	$8,965,443

Equity securities:
Non-redeemable preferred stocks	$40,649	$4,171	$(10,823)	$33,997
Common stocks	11,309	1	(444)	10,866
Total equity securities	$51,958	$4,172	$(11,267)	$44,863
Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Contractual Maturity

	December 31, 2009
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$68,899	$69,605
Due after one year through five years	1,140,120	1,171,064
Due after five years through ten years	2,585,930	2,608,920
Due after ten years	3,529,151	3,283,912
	7,324,100	7,133,501
Residential mortgage-backed securities	1,993,086	1,873,410
Commercial mortgage-backed securities	785,729	720,123
Other asset-backed securities	230,755	132,873
Redeemable preferred stocks	5,000	4,694
	$10,338,670	$9,864,601

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

	December 31,
	2009	2008
	(Dollars in thousands)
Unrealized depreciation on:
Fixed maturities - available for sale	$(474,069)	$(1,539,641)
Equity securities - available for sale	(2,117)	(7,095)
Interest rate swaps	(362)	(3,250)
	(476,548)	(1,549,986)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	196,077	398,192
Deferred sales inducements	95,942	134,157
Value of insurance in force acquired	3,657	25,235
Unearned revenue reserve	(1,492)	(6,941)
Provision for deferred income taxes	63,837	349,794
	(118,527)	(649,549)
Proportionate share of net unrealized investment gains of equity investees	(3)	2
Net unrealized investment losses	$(118,530)	$(649,547)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($542.4) million in 2009, $796.8 million in 2008 and $115.9 million in 2007. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive loss are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

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
size of unrealized loss;
level of current market interest rates compared to market interest rates when the security was purchased;
length of time the security has been in an unrealized loss position; and
our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery.

Fixed Maturity Securities with Unrealized Losses by Length of Time Unrealized

	December 31, 2009
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate securities	$314,304	$(13,717)	$1,577,140	$(212,900)	$1,891,444	$(226,617)
Residential mortgage-backed securities	53,341	(1,807)	1,025,010	(140,234)	1,078,351	(142,041)
Commercial mortgage-backed securities	8,110	(521)	242,414	(85,412)	250,524	(85,933)
Other asset-backed securities	18,386	(11,891)	104,784	(86,342)	123,170	(98,233)
Collateralized debt obligation	—	—	3,351	(14,649)	3,351	(14,649)
Unites States Governments and agencies	63,528	(2,392)	14,684	(151)	78,212	(2,543)
State, municipal and other governments	762,644	(21,139)	777,542	(134,361)	1,540,186	(155,500)
Redeemable preferred stocks	—	—	4,694	(306)	4,694	(306)
Total fixed maturities	$1,220,313	$(51,467)	$3,749,619	$(674,355)	$4,969,932	$(725,822)

	December 31, 2008
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate securities	$2,416,471	$(369,595)	$1,507,220	$(612,726)	$3,923,691	$(982,321)
Residential mortgage-backed securities	330,379	(45,440)	873,830	(192,105)	1,204,209	(237,545)
Commercial mortgage-backed securities	183,316	(54,650)	91,086	(123,426)	274,402	(178,076)
Other asset-backed securities	13,803	(6,323)	102,162	(57,050)	115,965	(63,373)
Collateralized debt obligations	—	—	7,414	(44,597)	7,414	(44,597)
Unites States Governments and agencies	31,052	(4,000)	2,462	(31)	33,514	(4,031)
State, municipal and other governments	783,887	(64,310)	384,632	(75,120)	1,168,519	(139,430)
Redeemable preferred stocks	4,526	(474)	—	—	4,526	(474)
Total fixed maturities	$3,763,434	$(544,792)	$2,968,806	$(1,105,055)	$6,732,240	$(1,649,847)

Included in the above table are 953 securities from 651 issuers at December 31, 2009 and 1,442 securities from 937 issuers at December 31, 2008. The unrealized losses are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. The following summarizes the more significant unrealized losses by investment category as of December 31, 2009.

Corporate securities: The unrealized losses on corporate securities represent 31.2% of our total unrealized losses. Corporate spreads have narrowed considerably from 2008, substantially diminishing the level of unrealized losses on our corporate securities. The largest losses were in the finance sector ($999.6 million carrying value and $152.5 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($334.5 million carrying value and $65.0 million unrealized loss), the real estate investment trust ($352.7 million carrying value and $24.7 million unrealized loss) and the life insurance ($84.6 million carrying value and $24.4 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads remain wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other sector containing our largest unrealized loss is basic industrial ($135.7 million carrying value and $20.0 million unrealized loss). The unrealized loss in this sub-sector is due to spread widening that is the result of weaker operating results. The unrealized losses in the remaining corporate sectors are also primarily attributable to spread widening generally due to a decrease in market liquidity, an increase in market volatility and concerns about the general health of the economy.

Because we do not intend to sell or believe we will be required to sell these securities before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 19.6% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on Alt-A and other risky mortgages. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 11.8% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Other asset-backed securities: The unrealized losses on asset-backed securities represent 13.5% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and home equity loans. There were also concerns regarding potential downgrades or defaults of monoline bond insurers providing credit protection for underlying securities. These concerns resulted in spread widening in the sector as liquidity decreased in the market. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Collateralized debt obligations: The unrealized losses on collateralized debt obligations represent 2.0% of our total unrealized losses. Our investments in synthetic collateralized debt obligations are backed by credit default swaps with no home equity exposure. The unrealized losses decreased in 2009 primarily due to recording other-than-temporary impairments on three securities. While spreads narrowed and market conditions improved in 2009 resulting in fewer troubled credits and a lower chance of default, we had an intent to sell two of these securities at December 31, 2009. We have stress tested the remaining unimpaired security that we do not intend to sell or believe we will be required to sell at December 31, 2009, and determined that future principal losses are not expected based on reasonably adverse conditions as we believe the existing subordination is sufficient to maintain the value of our investment.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 21.4% of our total unrealized losses, and were primarily caused by general spread widening, concerns regarding the future of the monoline bond insurers and concerns regarding the impact of the recession on municipalities. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. We do not consider these investments to be other-than-temporarily impaired at December 31, 2009 because the decline in fair value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers rather than the underlying issuers. In addition, we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $14.7 million at December 31, 2009. The $14.7 million unrealized loss is from one CCC- rated collateralized debt obligation which has been impacted by the actual defaults in the collateral underlying the security. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $35.3 million at December 31, 2009. The $35.3 million unrealized loss from one issuer relates to ten different securities that are backed by different pools of commercial mortgage loans. All but one of the ten securities are rated investment grade and the unrealized loss on the one non-investment grade security totaled $4.2 million. The largest unrealized loss on any one security totaled $7.3 million at December 31, 2009.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $16.7 million at December 31, 2008. The $16.7 million unrealized loss is from one BB rated collateralized debt obligation. This security has been impacted by the loss of market liquidity, actual defaults in the collateral and spread widening. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $66.8 million at December 31, 2008. The $66.8 million unrealized loss from one issuer relates to 21 different securities that are backed by different pools of residential mortgage loans. All but one of the 21 securities are rated investment grade and the largest unrealized loss on any one security totaled $9.4 million at December 31, 2008. The non-investment grade security had an unrealized loss of $2.1 million at December 31, 2008.

We also had $4.7 million of gross unrealized losses on equity securities with an estimated fair value of $20.7 million at December 31, 2009 and $11.3 million of gross unrealized losses on equity securities with an estimated fair value of $44.9 million at December 31, 2008. The majority of the unrealized losses are attributable to perpetual preferred securities in the financial sector ($15.7 million carrying value and $4.3 million unrealized loss at December 31, 2009). These equity securities have been in an unrealized loss position for more than one year. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds. We do not intend to sell or believe we will be required to sell these securities before their anticipated recovery; therefore, we do not consider them to be other-than-temporarily impaired at December 31, 2009.

Mortgage Loans on Real Estate

Our mortgage loan portfolio consists principally of commercial mortgage loans that we have originated. Our lending policies require that the loans be collateralized by the value of the related property, establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type.

We establish an allowance as needed, consisting of specific reserves, for possible losses against our mortgage loan portfolio. An allowance is needed for loans in which we do not believe we will collect all amounts due according to the contractual terms of the respective loan agreements. At December 31, 2009, we held a valuation allowance for two impaired loans totaling $0.7 million. There was no valuation allowance for mortgage loans at December 31, 2008. In 2009, we foreclosed on three mortgage loans with a book value at December 31, 2009 totaling $14.0 million and took possession of the real estate with an appraised value totaling $16.8 million.

Change in Unrealized Appreciation/Depreciation of Investments - Recorded in Accumulated Other Comprehensive Income (Loss)

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Fixed maturities - available for sale	$1,093,192	$(1,399,247)	$(161,626)
Equity securities - available for sale	4,978	(8,318)	(13,451)
Interest rate swaps	2,887	(2,659)	(5,317)
Change in unrealized appreciation/depreciation of investments	$1,101,057	$(1,410,224)	$(180,394)

Components of Net Investment Income

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Fixed maturities - available for sale	$633,703	$615,400	$542,669
Fixed maturities - trading	—	—	195
Equity securities - available for sale	3,822	3,115	511
Mortgage loans on real estate	81,284	78,588	68,201
Real estate	443	—	461
Policy loans	10,859	10,931	10,800
Short-term investments, cash and cash equivalents	271	3,513	11,104
Prepayment fee income and other	2,243	3,895	5,345
Interest paid on collateral held	(25)	(426)	(4,526)
	732,600	715,016	634,760
Less investment expenses	(7,947)	(7,144)	(6,729)
Net investment income	$724,653	$707,872	$628,031
Realized/Unrealized Gains (Losses) - Recorded in Income
	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Fixed maturities - available for sale	$(23,726)	$(155,710)	$(2,743)
Fixed maturities - trading	—	—	73
Equity securities - available for sale	(31)	4,128	5,794
Mortgage loans on real estate	(1,190)	—	—
Real estate	(66)	—	2,645
Collateral held for securities lending and other transactions	—	(1,834)	—
Derivative instruments	4,104	(2,893)	—
Securities and indebtedness of related parties	44	—	—
Realized/unrealized gains (losses) on investments	$(20,865)	$(156,309)	$5,769

The income on fixed maturity securities classified as trading in 2007 represents unrealized gains relating to securities held as of December 31, 2006 that was realized upon maturity in 2007.

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

Year Ended December 31, 2009
(Dollars in thousands)
Balance at beginning of period	$(106,421)
Increase for which an impairment was not previously recognized	(55,457)
Increases to previously impaired investments	(11,087)
Reductions due to investments sold	74,420
Balance at end of year	$(98,545)

Sales, Maturities and Principal Repayments on Fixed Maturity Securities

	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds
	(Dollars in thousands)
Year ended December 31, 2009
Scheduled principal repayments and calls - available for sale	$538,418	$—	$—	$538,418
Sales - available for sale	1,279,135	60,589	(17,775)	1,321,949
Total	$1,817,553	$60,589	$(17,775)	$1,860,367

Year ended December 31, 2008
Scheduled principal repayments and calls - available for sale	$526,311	$—	$—	$526,311
Sales - available for sale	107,918	3,256	(5,310)	105,864
Total	$634,229	$3,256	$(5,310)	$632,175

Year ended December 31, 2007
Scheduled principal repayments and calls - available for sale	$497,676	$—	$—	$497,676
Sales - available for sale	55,088	1,626	(173)	56,541
Total	$552,764	$1,626	$(173)	$554,217
Realized losses on sales in 2009 were on securities that we did not intend to sell at the prior balance sheet date or on securities that were impaired at the prior quarter end, but decreased in value during the period. In 2008, realized losses on sales in 2008 include a $2.3 million loss on a bank and $2.1 million on a printing and publishing company that experienced significant losses during 2008 and filed for bankruptcy protection.

Variable Interest Entities

We have investments in variable interest entities for which we are not considered the primary beneficiary. These investments consist of two real estate limited partnerships and one mezzanine commercial real estate loan on real estate property. The real estate limited partnerships had revenues totaling $4.0 million for 2009, $3.7 million for 2008 and $2.7 million for 2007. There was one real estate project in 2009 and 2008 and two in 2007. Each real estate project has assets totaling less than $41.0 million at December 31, 2009, less than $42.0 million at December 31, 2008 and less than $21.0 million at December 31, 2007. Our investments in these real estate projects were made during the period from 2005 to 2007. Our maximum exposure to loss is the carrying value of our investments which totaled $12.7 million at December 31, 2009 and $12.1 million at December 31, 2008 for the real estate limited partnership and $2.0 million at December 31, 2009 and $2.5 million at December 31, 2008 for the mezzanine commercial real estate loan.

Other

We have a common stock investment in American Equity Investment Life Holding Company (AEL), valued at $0.4 million at December 31, 2009 and December 31, 2008. American Equity underwrites and markets life insurance and annuity products throughout the United States. We sold a portion of our investment in AEL and realized gains totaling $4.1 million in 2008 and $6.1 million in 2007. We also coinsure a closed block of annuity business from a subsidiary of AEL.

At December 31, 2009, affidavits of deposits covering investments with a carrying value totaling $11,371.9 million were on deposit with state agencies to meet regulatory requirements. Fixed maturity securities with a carrying value of $78.7 million were on deposit with the Federal Home Loan Bank as collateral for funding agreements. Also, fixed maturity securities with a carrying value of $2.6 million were on deposit as collateral for an operating lease on software.

At December 31, 2009, we had committed to provide additional funding for mortgage loans on real estate totaling $2.7 million. These commitments arose in the normal course of business at terms that are comparable to similar investments.

Securities recorded on our consolidated balance sheets with a fair value of $66.4 million at December 31, 2008 were on loan as part of our securities lending program. In addition, we were liable for cash collateral under our control from this program totaling $69.6 million at December 31, 2008. In 2008, we discontinued entering into any new security lending agreements and we terminated the program during 2009.

The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 2009 include real estate and equity securities totaling $1.1 million.

No investment in any entity or its affiliates (other than bonds issued by agencies of the United States Government) exceeded 10.0% of stockholders' equity at December 31, 2009.

3) Derivative Instruments

We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $100.0 million at December 31, 2009 and December 31, 2008. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates. Effective April 1, 2007, we adopted an accounting interpretation which clarified that the only permitted benchmarks for cash flow hedges are the risk-free rate and rates based on the LIBOR swap curve. Upon adoption, we were required to undesignate these hedging relationships and begin recording the net interest rate settlements on the interest rate swaps as a component of derivative income rather than in interest sensitive product benefits. The interest rate settlements decreased derivative income $4.8 million in 2009 and $2.5 million in 2008 and increased derivative income $2.9 million in 2007. The interest rate settlements decreased interest sensitive product benefits $1.0 million in 2007. The change in unrealized loss on these swaps increased derivative income $3.3 million in 2009, and decreased derivative income $1.4 million in 2008 and $4.8 million in 2007. In 2008, we experienced nonperformance by a counterparty on an interest rate swap agreement that was originally scheduled to mature on December 1, 2010. We terminated this agreement and realized a loss totaling $0.5 million.

We also have one interest rate swap that we entered into to hedge the variable component of the interest rate on a $46.0 million line of credit borrowing. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). Prior to 2009, any gain or loss on the interest rate swap settlements offset any increase or decrease in the interest paid on the line of credit, effectively fixing our interest expense related to this portion of the line of credit. Losses from interest rate settlements on this swap totaling $1.8 million during 2009 were included in derivative income (loss). Interest expense was increased by $0.5 million in 2008 and reduced by $0.3 million in 2007 as a result of interest rate settlements on this swap. Derivative income (loss) for 2009 also includes the unrealized loss on the swap at December 31, 2008 of $2.7 million, which was previously included in accumulated other comprehensive loss, partially offset by the swap's increase in fair value during the period, which totaled $1.2 million.

Summary of Swaps

				Carrying and Fair Value at December 31,
Maturity Date	Notional Amount	Receive Rate	Pay Rate	2009	2008
				(Dollars in thousands)
1/1/2010	50,000	1 month LIBOR*	4.858%	$(18)	$(1,860)
10/7/2010	46,000	3 month LIBOR*	4.760	(1,521)	(2,692)
6/1/2011	50,000	1 month LIBOR*	5.519	(3,241)	(4,905)
				$(4,780)	$(9,457)

* London Interbank Offered Rate

When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at December 31, 2009. There was no ineffectiveness recorded in the consolidated statements of operations during 2008 or 2007 for instruments designated as hedges.

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

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $44.0 million at December 31, 2009 and $12.9 million at December 31, 2008. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $29.3 million at December 31, 2009 and $5.6 million at December 31, 2008. Derivative income (loss) includes $70.0 million for 2009, ($202.0) million for 2008 and ($3.0) million for 2007 relating to call option proceeds and changes in fair value.

At December 31, 2009, we had master netting agreements with counterparties covering cash collateral payable totaling $77.4 million and cash collateral receivable totaling $6.3 million. At December 31, 2008, we had master netting agreements with counterparties covering cash collateral payable totaling $10.9 million and cash collateral receivable totaling $9.7 million. Any excess collateral that remains after netting these amounts with derivative assets and liabilities is included in the collateral held or payable for securities lending and other transactions on our consolidated balance sheets. We did not have any excess collateral or off-balance sheet collateral at December 31, 2009 or 2008.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled $148.9 million for 2009, ($189.4) million for 2008 and ($5.9) million for 2007.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $1.6 million at December 31, 2009 and ($0.9) million at December 31, 2008, and the fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was $0.2 million at December 31, 2009 and $0.3 million at December 31, 2008. Derivative income (loss) from our modified coinsurance contracts totaled $2.4 million in 2009, ($0.8) million in 2008 and $0.1 million in 2007.

4) Fair Values of Financial Instruments

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

The fixed income markets in 2008 and early 2009 experienced a period of extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. Market conditions improved substantially throughout 2009; however, an increased probability of defaults are expected to continue and peak early in 2010. In addition, certain market sectors remain dislocated which increased the difficulty of valuing certain instruments as trading was less frequent and/or market data was less observable. As a result, certain valuations require greater estimation and judgment as well as valuation methods which are more complex. These values may not ultimately be realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified.

We used the following methods and assumptions in estimating the fair value of our financial instruments.

Fixed maturity securities: Fair values of fixed maturity securities are based on quoted market prices in active markets when available. We have valued our investments using the valuation methodologies described below.

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

Future policy benefits and other policyholders' funds: Fair values of our liabilities under contracts not involving significant mortality or morbidity risks (principally deferred annuities, deposit administration funds, funding agreements and supplementary contracts) are estimated using one of two methods. For contracts with known maturities and index annuity embedded derivatives, fair value is determined using discounted cash flow valuation techniques based on current interest rates adjusted to reflect our credit risk and an additional provision for adverse deviation. For deposit liabilities with no defined maturities, fair value is the amount payable on demand. We are not required to estimate the fair value of our liabilities under other insurance contracts.

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

Fair Values and Carrying Values
	December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$9,864,601	$9,864,601	$8,965,443	$8,965,443
Equity securities - available for sale	60,154	60,154	44,863	44,863
Mortgage loans on real estate	1,293,936	1,257,980	1,381,854	1,335,851
Derivative instruments	44,023	44,023	12,933	12,933
Policy loans	168,736	205,453	182,421	251,838
Other long-term investments	1,882	1,882	1,527	1,527
Cash and short-term investments	214,832	214,832	300,169	300,169
Reinsurance recoverable	30,848	31,080	5,920	5,920
Collateral held for securities lending and other transactions	—	—	67,953	67,953
Assets held in separate accounts	702,073	702,073	577,420	577,420

Liabilities
Future policy benefits	$9,392,402	$8,397,026	$9,633,590	$8,831,537
Other policyholders' funds	670,653	645,995	671,325	676,966
Short-term debt	—	—	59,446	59,005
Long-term debt	371,084	280,828	371,005	248,399
Collateral payable for securities lending and other transactions	—	—	69,656	69,656
Other liabilities	4,780	4,780	10,314	10,314
Liabilities related to separate accounts	702,073	682,438	577,420	559,843

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories.

Level 1 - Quoted prices are available in active markets for identical financial instruments as of the reporting date. The types of financial instruments included in Level 1 are listed equities, mutual funds, money market funds, non-interest bearing cash and U.S. Treasury securities. As required by GAAP, we do not adjust the quoted price for these financial instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

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

The matrix pricing we and pricing services perform include a discounted cash flow analysis using a spread, including the specific creditors' credit default swap spread (if available), over U.S. Treasury bond yields, adjusted for the maturity/average life differences. Spread adjustments are intended to reflect an illiquidity premium and take into account a variety of factors including but not limited to: senior unsecured versus secured status, par amount outstanding, number of holders, maturity, average life, composition of lending group and debt rating. These valuation methodologies involve a significant degree of judgment.

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

Valuation of our Financial Instruments by Fair Value Hierarchy Levels

	December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$4,901,409	$188,480	$5,089,889
Residential mortgage-backed securities	—	1,873,410	—	1,873,410
Commercial mortgage-backed securities	—	688,636	31,487	720,123
Other asset-backed securities	—	109,925	22,948	132,873
Collateralized debt obligations	—	—	12,892	12,892
United States Government and agencies	69,527	55,257	14,683	139,467
State, municipal and other governments	—	1,780,546	110,707	1,891,253
Redeemable preferred stocks	—	4,694	—	4,694
Non-redeemable preferred stocks	—	31,038	7,399	38,437
Common stocks	2,685	19,032	—	21,717
Derivative instruments	—	44,023	—	44,023
Other long-term investments	—	—	1,882	1,882
Cash and short-term investments	214,832	—	—	214,832
Reinsurance recoverable	—	31,080	—	31,080
Assets held in separate accounts	702,073	—	—	702,073

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$502,067	$502,067
Other liabilities	—	4,780	—	4,780

	December 31, 2008
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$4,179,981	$642,234	$4,822,215
Residential mortgage-backed securities	—	1,719,686	70,003	1,789,689
Commercial mortgage-backed securities	—	616,114	24,122	640,236
Other asset-backed securities	—	122,643	17,201	139,844
Collateralized debt obligations	—	—	7,414	7,414
United States Government and agencies	—	248,965	1,928	250,893
State, municipal and other governments	—	1,170,437	140,189	1,310,626
Redeemable preferred stocks	—	—	4,526	4,526
Non-redeemable preferred stocks	—	33,997	—	33,997
Common stocks	2,246	8,620	—	10,866
Derivative instruments	—	12,933	—	12,933
Other long-term investments	—	—	1,527	1,527
Cash and short-term investments	270,181	29,988	—	300,169
Reinsurance recoverable	—	5,920	—	5,920
Collateral held for securities lending and other transactions	—	67,953	—	67,953
Assets held in separate accounts	577,420	—	—	577,420

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$523,515	$523,515
Collateral payable for securities lending and other transactions	—	69,656	—	69,656

Approximately 3.9% of the total fixed maturities are included in the Level 3 group at December 31, 2009 and 10.1% at December 31, 2008. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.3 million at December 31, 2009 and less than $0.1 million at December 31, 2008. Our nonperformance risk decreased the fair value of our reported liabilities $108.5 million at December 31, 2009 and $236.6 million at December 31, 2008.

Level 3 Fixed Maturity Investments by Valuation Source

	December 31, 2009
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Assets
Corporate securities	$151,056	$37,424	$188,480
Commercial mortgage-backed securities	26,761	4,726	31,487
Other asset-backed securities	22,948	—	22,948
Collateralized debt obligations	12,892	—	12,892
United States Government and agencies	14,683	—	14,683
State, municipal and other governments	110,707	—	110,707
Total	$339,047	$42,150	$381,197
Percent of total	88.9%	11.1%	100.0%

	December 31, 2008
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Assets
Corporate securities	$219,254	$422,980	$642,234
Residential mortgage-backed securities	—	70,003	70,003
Commercial mortgage-backed securities	18,424	5,698	24,122
Other asset-backed securities	13,467	3,734	17,201
Collateralized debt obligations	7,414	—	7,414
United States Government and agencies	1,928	—	1,928
State, municipal and other governments	123,846	16,343	140,189
Redeemable preferred stocks	—	4,526	4,526
Total	$384,333	$523,284	$907,617
Percent of total	42.3%	57.7%	100.0%

Level 3 Financial Instruments Changes in Fair Value

	December 31, 2009
	Balance, December 31, 2008	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, December 31, 2009
	(Dollars in thousands)
Assets
Corporate securities	$642,234	$(29,773)	$16,079	$(440,593)	$533	$188,480
Residential mortgage-backed securities	70,003	—	—	(70,003)	—	—
Commercial mortgage-backed securities	24,122	(2,125)	9,713	—	(223)	31,487
Other asset-backed securities	17,201	4,956	(2,433)	3,001	223	22,948
Collateralized debt obligations	7,414	—	5,481	—	(3)	12,892
United States Government and agencies	1,928	14,151	523	(1,928)	9	14,683
State, municipal and other governments	140,189	(6,641)	(2,814)	(19,999)	(28)	110,707
Redeemable preferred stocks	4,526	—	—	(4,526)	—	—
Non-redeemable preferred stocks	—	—	(2,107)	9,506	—	7,399
Other long-term investments	1,527	—	—	—	355	1,882
Total	$909,144	$(19,432)	$24,442	$(524,542)	$866	$390,478

	December 31, 2008
	Balance, December 31, 2007	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (2)	Included in earnings (amort- ization)	Balance, December 31, 2008
	(Dollars in thousands)
Assets
Corporate securities	$588,990	$113,562	$(106,187)	$46,192	$(323)	$642,234
Residential mortgage-backed securities	—	—	(29,488)	99,461	30	70,003
Commercial mortgage-backed securities	117,367	(3,369)	(28,416)	(61,504)	44	24,122
Other asset-backed securities	55,605	(4,093)	(18,834)	(15,463)	(14)	17,201
Collateralized debt obligations	50,303	(200)	(35,970)	(6,720)	1	7,414
United States Government and agencies	126,472	(357)	1	(124,141)	(47)	1,928
State, municipal and other governments	128,974	44,503	(18,900)	(14,377)	(11)	140,189
Redeemable preferred stocks	4,986	—	(460)	—	—	4,526
Other long-term investments	1,300	173	—	—	54	1,527
Total	$1,073,997	$150,219	$(238,254)	$(76,552)	$(266)	$909,144

(1)
Included in the net transfers in (out) line is $540.8 million of securities that were priced using a broker only quote at December 31, 2008 that were transferred to a pricing service that uses observable market data in the prices and $16.3 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at December 31, 2009.

(2)
Included in the net transfers in (out) line is $270.1 million of securities that were priced using a broker only quote at December 31, 2007 that were transferred to a pricing service that uses observable market data in the prices and $193.6 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at December 31, 2008.

The change in unrealized gains(losses) on Level 3 investments held at December 31, 2009 was $53.7 million and at December 31, 2008 was ($193.2) million.

Future policy benefits - index product embedded derivatives

	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$523,515	$747,511
Premiums less benefits, net	(37,252)	22,432
Impact of unrealized gains (losses), net	15,804	(246,428)
Balance, end of year	$502,067	$523,515

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$15,804	$(246,428)

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

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

We participate in a reinsurance pool with various unaffiliated life insurance companies to mitigate the impact of a catastrophic event on our financial position and results of operations. Members of the pool share in the eligible catastrophic losses based on their size and contribution to the pool. Under the pool arrangement, we will be able to cede approximately 63% of catastrophic losses after other reinsurance and a deductible of $0.9 million. Pool losses are capped at $18.3 million per event and the maximum loss we could incur as a result of losses assumed from other pool members is $6.8 million per event. As of the date of this filing, there have been no claims on the reinsurance pool.

Farm Bureau Life also has an annual 100% quota share accidental death reinsurance agreement. Coverage includes all acts of terrorism including those of a nuclear, chemical or biological origin. Coverage is subject to an annual aggregate retention, which was increased from $11.0 million to $12.0 million effective January 1, 2010. A maximum occurrence limit of $50.0 million applies to policies written on agents of the company who are participating in company-sponsored incentive trips. All other occurrence catastrophes are unlimited in amount.

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

Life insurance in force ceded on a consolidated basis totaled $9,489.1 million (20.6% of direct life insurance in force) at December 31, 2009 and $9,144.2 million (21.0% of direct life insurance in force) at December 31, 2008. Insurance premiums and product charges have been reduced by $31.2 million in 2009, $31.8 million in 2008 and $30.8 million in 2007 and insurance benefits have been reduced by $16.7 million in 2009, $19.1 million in 2008 and $13.7 million in 2007 as a result of cession agreements.

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

We have assumed closed blocks of certain annuity business through coinsurance agreements. In addition, we assume variable annuity and variable life business from alliance partners through modified coinsurance arrangements.

Effective October 1, 2009, we entered into an agreement with EMC National Life Company (EMCNL), under which EMCNL recaptured a block of annuity and life insurance policies with net reserves and other liabilities totaling $244.5 million. We originally assumed this business as part of a closed block transaction in 2001. An after-tax gain of $7.2 million ($0.24 per basic and diluted common share) was recorded in connection with this transaction. The gain is recognized immediately as we have no contingent liabilities associated with the recaptured policies.

Life insurance in force assumed on a consolidated basis totaled $94.0 million (0.3% of total life insurance in force) at December 31, 2009 and $1,503.8 million (4.2% of total life insurance in force) at December 31, 2008. Premiums and product charges assumed totaled $17.1 million in 2009, $22.1 million in 2008 and $24.5 million in 2007. Insurance benefits assumed totaled $8.0 million in 2009, $12.4 million in 2008 and $9.7 million in 2007. These decreases in assumed business are due to the EMCNL reinsurance recapture transaction.

Policy Provisions

Analysis of the Value of Insurance In Force Acquired

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Excluding impact of net unrealized investment gains and losses:
Balance at beginning of year	$37,886	$40,591	$45,660
Impact of reclassification of realized losses to accumulated other comprehensive loss	(129)	—	—
Accretion of interest during the year	1,607	1,662	1,819
Amortization of asset	(4,241)	(4,367)	(6,888)
Balance prior to impact of net unrealized investment gains and losses	35,123	37,886	40,591
Impact of net unrealized investment gains and losses	3,658	25,235	624
Balance at end of year	$38,781	$63,121	$41,215

Net amortization of the value of insurance in force acquired, based on expected future gross profits/margins, for the next five years and thereafter is expected to be as follows: 2010 - $2.7 million; 2011 - $2.7 million; 2012 - $2.6 million; 2013 - $2.4 million; 2014 - $2.3 million; and thereafter, through 2030 - $22.6 million.

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

GMDB, IDB and GMIB Net Amount at Risk by Type of Guarantee

	December 31, 2009		December 31, 2008
Type of Guarantee	Separate Account Balance	Net Amount at Risk	Separate Account Balance	Net Amount at Risk
	(Dollars in thousands)
Guaranteed minimum death benefit:
Return of net deposits	$165,953	$4,687	$144,119	$19,626
Return the greater of highest anniversary value or net deposits	332,901	55,951	265,105	126,169
Incremental death benefit	265,748	15,484	224,999	6,512
Guaranteed minimum income benefit	5,568	27	5,568	27
Total		$76,149		$152,334

The separate account assets are principally comprised of stock and bond mutual funds. The net amount at risk for these contracts is based on the amount by which GMDB, IDB or GMIB exceeds account value. The reserve for GMDBs, IDBs, or GMIBs determined using modeling techniques and industry mortality assumptions, that is included in future policy benefits, totaled $0.9 million at December 31, 2009 and $1.4 million at December 31, 2008. The weighted average age of the contract holders with GMDB, IDB or GMIB rider exposure was 54 years at December 31, 2009 and 53 years at December 31, 2008. Paid benefits for GMDBs, IDBs and GMIBs totaled $0.7 million for 2009, $0.4 million for 2008 and $0.1 million for 2007.

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

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered the scheduled reversal of deferred tax assets, projected future taxable income, taxable income from prior years available for recovery and tax planning strategies. Our tax planning strategies assume deferred tax assets related to unrealized losses on our investments are temporary as we have the ability to hold the investments until maturity, at which time, the existing temporary difference is expected to reverse. As such, we have determined that the establishment of a valuation allowance was not necessary at December 31, 2009 and 2008.

Income Tax Expenses (Credits)

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Taxes provided in consolidated statements of operations on:
Income (loss) before noncontrolling interest and equity income (loss):
Current	$(4,231)	$(11,086)	$40,530
Deferred	37,450	(2,576)	521
	33,219	(13,662)	41,051
Equity income (loss) - current	404	(2)	827

Taxes provided in consolidated statements of changes in stockholders' equity:
Change in cumulative effect of change in accounting principal - deferred	—	(439)	—
Change in net unrealized investment gains/losses - deferred	304,157	(330,308)	(34,742)
Non-credit impairment losses - deferred	(9,778)	—	—
Adjustment resulting from capital transaction of equity investee - deferred	—	(23)	39
Change in underfunded status of other postretirement benefit plans - deferred	5	10	(10)
Issuance of shares under stock option plan - current	(310)	(134)	(1,376)
Issuance of shares under stock option plan - deferred	750	69	—
	294,824	(330,825)	(36,089)
	$328,447	$(344,489)	$5,789

Taxes related to the reclassification of non-credit impairment losses in the consolidated statements of changes in stockholders' equity totaled $8.4 million in 2009.

Effective Tax Rate Reconciliation to Federal Income Tax Rate

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Income (loss) before income taxes, noncontrolling interest and equity income (loss)	$102,161	$(31,879)	$125,806

Income tax (benefit) at federal statutory rate (35%)	$35,756	$(11,158)	$44,032
Tax effect (decrease) of:
Tax-exempt dividend and interest income	(2,649)	(2,618)	(2,700)
Other items	112	114	(281)
Income tax expense (benefit)	$33,219	$(13,662)	$41,051

Tax Effect of Temporary Differences Giving Rise to Deferred Income Tax Assets and Liabilities

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred income tax assets:
Fixed maturity and equity securities	$191,961	$585,456
Future policy benefits	295,690	306,651
Accrued benefit and compensation costs	11,966	11,378
Other	11,153	6,029
	510,770	909,514
Deferred income tax liabilities:
Deferred policy acquisition costs	337,034	425,817
Deferred sales inducements	125,400	147,059
Value of insurance in force acquired	13,573	22,092
Call options on fixed index annuities	52,562	—
Other	9,707	9,466
	538,276	604,434
Net deferred income tax asset (liability)	$(27,506)	$305,080

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. We are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003.

7) Credit Arrangements

During the first quarter of 2009, we terminated our $60.0 million revolving line of credit agreement with Bank of America National Association and Bankers Trust Company, N.A. Interest on any borrowings accrued at a variable rate (5.00% at December 31, 2008). Debt outstanding on this line of credit totaled $60.0 million at December 31, 2008 and was classified as short term in anticipation of being paid off.

In November 2008, we issued 9.25% Senior Notes payable to affiliates totaling $100.0 million that mature in November 2011 (2011 Senior Notes). One note for $75.0 million was issued to Farm Bureau Property & Casualty and a $25.0 million note was issued to an investment affiliate of the Iowa Farm Bureau Federation (IFBF), our majority stockholder. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year.

In March 2007, we issued $100.0 million of 5.875% Senior Notes due March 15, 2017 (2017 Senior Notes). Interest on the 2017 Senior Notes is payable semi-annually on March 15 and September 15 each year. The 2017 Senior Notes are redeemable in whole or in part at any time at our option at a make-whole redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 20 basis points. We received net proceeds of approximately $98.5 million from the issuance of the 2017 Senior Notes after underwriting fees, offering expenses and original issue discount, which are being amortized over the term of the 2017 Senior Notes, using the effective interest method.

In April 2004, we issued $75.0 million of 5.85% Senior Notes due April 15, 2014 (2014 Senior Notes). Interest on the Senior Notes due 2014 is payable semi-annually on April 15 and October 15 each year. The 2014 Senior Notes are redeemable in whole or in part at any time at our option at a make-whole redemption price equal to the greater of 100% of their principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at the treasury rate plus 25 basis points. We received net proceeds of approximately $75.5 million from the issuance of the 2014 Senior Notes after underwriting fees, offering expenses, original issue discount and the impact of a rate lock, which are being amortized over the term of the 2014 Senior Notes, using the effective interest method.

Long-term debt also includes $97.0 million of our subordinated debt obligation to FBL Financial Group Capital Trust (the Trust). We issued 5% Subordinated Deferrable Interest Notes, due June 30, 2047 (the Notes) with a principal amount of $100.0 million to support $97.0 million of 5% Preferred Securities issued by the Trust. We also have a $3.0 million equity investment in the Trust, which is netted against the Notes on the consolidated balance sheets due to a contractual right of setoff. The sole assets of the Trust are and will be the Notes and any interest accrued thereon. The interest payment dates on the Notes correspond to the distribution dates on the 5% Preferred Securities. The 5% Preferred Securities, which have a liquidation value of $1,000.00 per share plus accrued and unpaid distributions, mature simultaneously with the Notes and are owned by AEL. As of December 31, 2009 and 2008, 97,000 shares of 5% Preferred Securities were outstanding, all of which we unconditionally guarantee.

8) Stockholders' Equity

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

Holders of the Class A common stock and Series B preferred stock vote together as a group in the election of Class A Directors (eight to ten). The Class B common stock votes as a separate class to elect the Class B Directors (five to seven). Voting for the Directors is noncumulative. In addition, various ownership aspects of our Class B common stock are governed by a Class B Shareholder Agreement resulting in the IFBF, which owns 65% of our voting stock as of December 31, 2009, maintaining control of the Company. Holders of Class A common stock and Class B common stock receive equal per-share common stock dividends.

9) Retirement and Compensation Plans

Defined Benefit Plans

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. These plans cover substantially all our employees and the employees of the other participating companies who have attained age 21 and one year of service. Benefits are based on years of service and the employee's compensation. One of these plans provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal law. Net periodic pension cost of the plans is allocated between participants generally on a basis of time incurred by the respective employees for each employer. Such allocations are reviewed annually.

As multiemployer plans, the assets we contribute to the plans are commingled with the assets contributed by the other employers. Accordingly, unless noted otherwise, we do not separate the disclosure information below between amounts attributable to us and amounts attributable to the other employers. For 2009 and 2008, the measurement date for the plans is December 31. Prior to 2008, the measurement date for the plans was September 30. This change was required due to the adoption of authoritative accounting guidance then issued.

Plans' Funded Status for all Employers Combined

	As of or for the year ended December 31,
	2009	2008
	(Dollars in thousands)
Change in benefit obligation - all employers
Net benefit obligation at beginning of the year	$275,641	$260,738
Service cost	7,443	8,291
Interest cost	15,558	18,534
Actuarial loss	399	12,787
Benefits paid	(23,356)	(22,465)
Other	(2,840)	(2,244)
Net benefit obligation at end of the year	272,845	275,641

Change in plan assets - all employers
Fair value of plan assets at beginning of the year	172,708	207,456
Actual return on plan assets	19,542	(25,327)
Employer contributions	21,285	16,372
Benefits paid	(23,356)	(22,465)
Other	(2,840)	(3,328)
Fair value of plan assets at end of the year	187,339	172,708
Underfunded status at end of the year	$(85,506)	$(102,933)

For multiemployer plans, the funded status is not required to be recognized as an asset or liability in the consolidated balance sheets. The unrecognized liability for all employers for the underfunded status of the plans totaled $85.5 million at December 31, 2009 and $102.9 million at December 31, 2008.

Components of Net Periodic Pension Cost for all Employers Combined

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Service cost	$7,443	$6,636	$9,364
Interest cost	15,558	14,835	13,903
Expected return on assets	(11,987)	(13,978)	(12,347)
Amortization of prior service cost	740	784	775
Amortization of actuarial loss	8,866	3,779	4,479
Settlement expense	1,252	1,476	—
Net periodic pension cost - all employers	$21,872	$13,532	$16,174

The plans' prior service costs are amortized using a straight-line amortization method over the average remaining service period of the employees. For actuarial gains and losses, we use a corridor to determine the amounts to amortize. It is expected that net periodic pension cost for all employers in 2010 will include $7.0 million for amortization of the actuarial loss and $0.7 million of prior service cost amortization.

We expect contributions to the plans for 2010 for all employers to be approximately $21.1 million, of which $7.8 million is expected to be contributed by us. Expected benefits to be paid for all employers are as follows: 2010 - $30.1 million, 2011 - $23.2 million, 2012 - $19.6 million, 2013 - $22.6 million, 2014 - $22.2 million and 2015 through 2019 - $107.9 million.

FBL's Proportionate Share of Prepaid or Accrued Pension Cost

	December 31,
	2009	2008
	(Dollars in thousands)
Amounts recognized in our consolidated financial statements
Prepaid benefit cost	$15,443	$13,140
Accrued benefit cost	(10,284)	(10,241)
Net amount recognized in our consolidated financial statements	$5,159	$2,899

Net periodic pension cost recorded in our consolidated statements of operations totaled $8.5 million in 2009, $5.4 million in 2008 and $5.9 million in 2007. In 2008, we also recorded a portion of the net periodic pension costs as a charge to retained earnings totaling $0.8 million as a result changing the measurement date due to adopting accounting guidance mentioned above.

Information for Pension Plans with Accumulated Benefit Obligations in Excess of Plan Assets

	December 31,
	2009	2008
	(Dollars in thousands)
Projected benefit obligation - all employers	$272,845	$275,641
Accumulated benefit obligation - all employers	240,467	243,358
Fair value of plan assets - all employers	187,339	172,708

Weighted Average Assumptions Used to Determine Benefit Obligations

	December 31,
	2009	2008
Discount rate	5.52%	5.93%
Annual salary increases	4.00%	4.00%

We estimate the discount rate by projecting and discounting future benefit payments inherent in the projected benefit obligation using a "spot" yield curve known as the Citigroup Pension Discount Liability Index yield curve. This curve is constructed from the Treasury curve by adding option-adjusted spreads that are drawn from the AA corporate sector of the Salomon Broad Investment-Grade Bond Index. The bonds with excessive call exposure are excluded, as well as securities with abnormal option-adjusted spreads. The final spreads are determined using this call-protected sample of AA corporate bonds.

Our expected long-term return on plan assets represents the rate of earnings expected in the funds invested to provide for anticipated benefit payments. We have analyzed the expected rates of return on assets and determined that a long-term return of 7% is reasonable based on the current and expected asset allocations and on the plans' historical investment performance and best estimates for future investment performance.

Weighted Average Assumptions Used to Determine Net Periodic Pension Cost

	Year Ended December 31,
	2009	2008	2007
Discount rate	5.93%	6.01%	5.60%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Annual salary increases	4.00%	4.00%	4.00%

Plan Assets

Our plan assets are primarily invested in annuity products and equity securities. We have certain pension obligations that are fully funded though annuity contracts with Farm Bureau Life which are presented as funded annuity contracts below. Excluding the funded annuity contracts, we employ a long-term investment strategy of diversifying the plans' assets with the long-term target allocation being approximately 60% in group annuity contracts held by Farm Bureau Life and 40% in pooled separate accounts, which is primarily comprised of equity securities. At December 31, 2009, the plans' assets were invested 54% in group annuity contracts and 46% in diversified equities. Our investment strategy is to (1) achieve a long-term return sufficient to satisfy all plan obligations, (2) assume a prudent level of risk and (3) maintain adequate liquidity. The expected return on plan assets is set at the long-term rate expected to be earned based on the long term investment strategy of the plans. In estimating the expected rate of return for each asset class, we take into account factors such as historical rates of return, expected future risk free rates of return and anticipated returns expected given the risk profile of each asset class.

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Unadjusted quoted prices in active markets for that are accessible to us at the measurement date for identical assets.

Level 2 - Inputs other than quoted prices in active markets for identical assets that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include:
quoted prices for similar assets and liabilities in active markets;
quoted prices for identical or similar assets or liabilities in markets that are not active;
observable inputs other than quoted prices that are used in the valuation of the assets or liabilities; or
inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the assets, which require management's judgment about the assumptions that market participants would use in pricing the assets.

The valuation methodologies used for assets measured at fair value are:
Group and funded annuity contracts - contract value is equivalent to fair value, as the interest-crediting rates are periodically reset to market at the discretion of the issuer.
Pooled separate accounts - the value is based on the latest quoted market price of the investments held within the fund.

Fair Values of Pension Plan Assets by Asset Category and Hierarchy Levels

	December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Annuities (a):
Group annuity contract	$—	$—	$92,891	$92,891
Funded annuity contracts	—	—	15,125	15,125
Pooled separate accounts (b):
Money market	—	1,125	—	1,125
Equity securities:
U.S. large-cap growth	—	20,020	—	20,020
U.S. large-cap	—	30,500	—	30,500
U.S. mid-cap	—	4,921	—	4,921
U.S. small-cap	—	4,924	—	4,924
International	—	10,695	—	10,695
Domestic real estate	—	2,561	4,577	7,138

(a) Represents a group annuity contract with Farm Bureau Life
(b) Represents pooled separate account investments with Principal Life Insurance Company

Level 3 Plan Asset Changes in Fair Value

	December 31, 2009
	December 31, 2008	Purchases (disposals), net	Realized and unrealized gains (losses), net	December 31, 2009
	(Dollars in thousands)
Group annuity contract	$108,919	$(16,028)	$—	$92,891
Funded annuity contracts	15,340	(215)	—	15,125
Equity securities - Domestic real estate	6,690	—	(2,113)	4,577
Total	$130,949	$(16,243)	$(2,113)	$112,593

Other Retirement Plans

We participate with several affiliates in a 401(k) defined contribution plan which covers substantially all employees. Through October 2008, we contributed FBL Financial Group, Inc. stock in an amount equal to 100% of an employee's contributions up to 2% of the annual salary contributed by the employee and an amount equal to 50% of an employee's contributions between 2% and 4% of the annual salary contributed by the employee. Beginning in November 2008, and continuing throughout 2009, we made cash contributions at the same contribution levels noted above. Costs are allocated among the affiliates on a basis of time incurred by the respective employees for each company. Expense related to the plan totaled $1.1 million in 2009 and 2008 and $1.0 million in 2007.

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

In addition to benefits offered under the aforementioned benefit plans, we and several other affiliates sponsor a plan that provides group term life insurance benefits to retirees who have worked full-time for ten years and attained age 55 while in service. Postretirement benefit expense for this plan is allocated in a manner consistent with pension expense discussed above. We also have two single employer plans that provide health and medical benefits to retirees. Postretirement benefit expense aggregated $0.1 million in 2009, 2008 and 2007.

Share-based Compensation Plans

We have three share-based payment arrangements under our Class A Common Stock Compensation Plan, which are described below. Compensation expense for these arrangements totaled $3.0 million for 2009, $1.0 million for 2008 and $4.9 million for 2007. The income tax benefit (expense) recognized in the statements of operations for these arrangements totaled $1.0 million for 2009, ($0.3) million for 2008 and $1.8 million for 2007.

Stock Option Awards

We grant stock options for Class A common stock to officers and employees, which have a contractual term of 10 years and generally vest over a period up to five years, contingent upon continued employment with us. Prior to 2009, we also granted stock options for Class A common stock to directors, which were fully vested upon grant and had a contractual term that varied with the length of time the director remained on the Board, up to 10 years. The share price for all options is equal to the fair value of the common stock on the grant date. The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model.

Assumptions Used in our Valuation Model
	Year ended December 31,
	2009	2008	2007
Weighted average risk-free interest rate	1.60%	3.10%	4.73%
Dividend yield	1.40%	1.25%	1.35%
Weighted average volatility factor of the expected market price	0.42	0.25	0.20
Weighted average expected term	5.0 years	5.3 years	5.7 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We use the historical realized volatility of our stock for the expected volatility assumption within the valuation model. For options granted in 2009 and 2008, the weighted average expected term for the majority of our options was calculated using average historical behavior. For options granted in 2007 and earlier, the weighted-average expected term for the majority of our options was presumed to be the mid-point between the vesting date and the end of the contractual term, also known as the shortcut method.

Stock Option Activity
	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Shares under option at January 1, 2009	2,662,425	$28.68
Granted	404,044	13.00
Exercised	(69,235)	16.66
Forfeited or expired	(499,757)	26.15
Shares under option at December 31, 2009	2,497,477	26.98	4.80	$2,001

Vested at December 31, 2009 or expected to vest in the future	2,470,069	$27.05	4.75	$1,906
Exercisable options at December 31, 2009	1,769,412	$27.54	3.53	$456
(1)	Represents the difference between the share price and exercise price for each option, excluding options where the exercise price is above the share price, at December 31, 2009.

The weighted average grant-date fair value of options granted per common share was $4.35 for 2009, $7.82 for 2008 and $9.27 for 2007. The intrinsic value of options exercised during the year totaled $0.2 million for 2009, $0.6 million for 2008 and $5.4 million for 2007.

Unrecognized compensation expense related to nonvested share-based compensation granted under the stock option arrangement totaled $1.9 million as of December 31, 2009. This expense is expected to be recognized over a weighted-average period of 2.5 years.

We issue new shares to satisfy stock option exercises. We do not have a policy of repurchasing shares on the open market to satisfy share-based payment arrangements. Cash received from stock options exercised totaled $1.2 million for 2009, $1.0 million for 2008 and $5.9 million for 2007. The actual tax benefit realized from stock options exercised totaled $0.1 million for 2009 and 2008 and $1.6 million for 2007.

Nonvested Stock Awards

We also grant nonvested Class A common shares to certain executives. The restrictions on these shares lapse and the shares vest if we meet or exceed operating goals, such as earnings per share, return on equity and expense targets, generally within or during a three year period. Depending on performance, the actual amount of shares issued could range from zero to 100% of the granted amount. The value of the awards is based on the grant date fair value of the nonvested stock adjusted for expected forfeitures and an estimate of the number of shares expected to vest. The estimate for the number of shares to vest is reviewed each period and the impact of any changes in the estimate on expense is recorded in the current period. These awards are charged to expense using the straight-line method over the required service period. Dividends on the restricted stock during the restriction period are contingent upon vesting.

During 2009, nonvested shares were granted to the chief executive officer. The restrictions on part of the shares lapsed based on continued employment with the Company during 2009. Restrictions on the remaining shares will lapse in 2010 based on performance criteria set by the Board of Directors.
Nonvested Stock Activity

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested stock at January 1, 2009	330,946	$34.66
Granted	474,866	3.97
Released	(91,201)	11.56
Forfeited	(271,237)	21.82
Nonvested stock at December 31, 2009	443,374	14.40

Unrecognized compensation expense related to unvested share-based compensation granted under the nonvested stock arrangement totaled $0.3 million at December 31, 2009. This expense is expected to be recognized over a weighted-average period of 1.7 years. The tax benefit realized from nonvested stock released to employees was $0.4 million in 2009, $0.3 million in 2008 and $0.6 million in 2007. We have a policy of withholding shares to cover estimated future tax payments.

Other Stock Awards

Beginning in 2009, directors were awarded Class A common shares that are not restricted. During 2009, 54,976 shares were awarded. The value of the stock was based on the fair value on the date of the grant. The tax benefit realized from the shares awarded to directors was $0.1 million at December 31, 2009.

At December 31, 2009, shares of Class A common stock available for grant as additional awards under the Class A Common Stock Compensation Plan totaled 3,362,016.

Other

We have a Director Compensation Plan under which non-employee directors on our Board may elect to receive a portion of their compensation in the form of cash, Class A common shares or deferred stock units. Under this plan, we have deferred stock units outstanding totaling 89,970 at December 31, 2009 and 60,825 at December 31, 2008. At December 31, 2009, there were no shares of Class A common stock available for future issuance under the Director Compensation Plan. The Company plans to increase the number of securities available under this plan, subject to approval by the shareholders at the 2010 annual shareholders meeting. We also have an Executive Salary and Bonus Deferred Compensation Plan under which officers of the Company, who are required to meet certain stated common stock ownership guidelines, are allowed to use their base salary and annual cash bonus to purchase deferred stock units. Under this plan, we have deferred stock units outstanding totaling 70,039 at December 31, 2009 and 31,843 at December 31, 2008. At December 31, 2009, shares of Class A common stock available for future issuance under this plan totaled 178,898. We also have an Executive Excess 401k Plan under which officers of the Company who meet salary guidelines and 401(k) contribution guidelines are allowed to purchase unregistered deferred stock units. Under this plan, we have deferred stock units outstanding totaling 6,208 at December 31, 2009 and 5,769 at December 31, 2008.

10) Management and Other Agreements

We share certain office facilities and services with the IFBF and its affiliated companies. These expenses are allocated on the basis of cost and time studies that are updated annually and consist primarily of rent, salaries and related expenses, travel and other operating costs. In 2008, we also entered into an expense allocation agreement with Farm Bureau Property & Casualty for the use of property and equipment. Expense relating to this agreement totaled $1.4 million in 2009 and less than $0.1 million in 2008.

We have management agreements, which include Farm Bureau Property & Casualty and other affiliates, under which we provide general business, administrative and management services. Fee income for these services totaled $3.8 million in 2009, $3.5 million in 2008 and $3.1 million in 2007. In addition, Farm Bureau Management Corporation, a wholly-owned subsidiary of the IFBF, provides certain management services to us under a separate arrangement. We incurred related expenses totaling $0.8 million in 2009, $0.5 million in 2008 and $1.0 million in 2007.

We have marketing agreements with the Farm Bureau property-casualty companies operating within our marketing territory, including Farm Bureau Property & Casualty and another affiliate. Under the marketing agreements, the property-casualty companies are responsible for development and management of our agency force for a fee. We incurred expense totaling $8.6 million in 2009, $8.5 million in 2008 and $7.6 million in 2007 relating to these arrangements.

We are licensed by the IFBF to use the "Farm Bureau" and "FB" designations in Iowa. In connection with this license, we incurred royalty expense totaling $0.5 million in 2009, 2008 and 2007. We have similar arrangements with other state Farm Bureau organizations in our market territory. Total royalty expense to Farm Bureau organizations other than the IFBF totaled $1.4 million in 2009 and 2008 and $1.3 million in 2007. The royalty agreement with IFBF provides an option for the IFBF to terminate the agreement when the quarterly common stock dividend is below $0.10. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through August 31, 2010 and we anticipate they will continue to forgo such right thereafter.

11) Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits alleging improper sales practices and similar claims as described below. We believe that many of the claims asserted against EquiTrust Life in the two lawsuits will be defeated by dispositive motions. We remain optimistic that class certification will also be defeated in these actions. However, the court has a great deal of discretion in deciding whether to certify a class, and it is impossible to accurately predict how the court will rule on such a motion. Other theories of potential liability may develop as these cases progress. This is especially true as plaintiffs continue to alter their theories of liability during discovery. Given these uncertainties, we are unable to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to the extent the matters proceed through litigation.

EquiTrust Life is a defendant in two cases seeking class action status, including (i) Tabares v. EquiTrust Life Insurance Company, et al, filed in Los Angeles Superior Court on May 5, 2008, Case No. BC390195 ("Tabares") and (ii) Eller, et al. v. EquiTrust Life Insurance Company, et al, field in United States District Court, District of Arizona, on January 12, 2009, Case No. 4:09-cv-00029 DCB ("Eller"). Tabares is a purported California class action on behalf of all persons who purchased the following deferred annuities from EquiTrust Life: MarketValue Index, MarketPower Bonus Index, MarketBooster Index, and the MarketTen Bonus Index. The complaint asserts a sub-class of purchasers that were age 60 or older at the time of purchase. Plaintiffs seek injunctive relief on behalf of all class members under California Business & Professions Code Section 17200 et seq.; compensatory damages for breach of contract; and punitive damages under a common law cause of action for fraud.

The Eller action is a purported national class action defined in the pleadings to include all persons who purchased EquiTrust Life index annuities. Plaintiffs allege two sub-classes, one for all persons age 65 and older that purchased an EquiTrust Life index annuity contract with a maturity date beyond the annuitant's actuarial life expectancy; and a 17-state multi-state class under various consumer protection and unfair insurance practices statutes. The Eller case seeks rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members, compensatory damages, unjust enrichment and punitive damages.

In 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded Farm Bureau Life and Farm Bureau Property & Casualty actual damages totaling $3.6 million and punitive damages totaling $62.7 million. Approximately 25% of the award is allocable to Farm Bureau Life with the remaining 75% allocable to Farm Bureau Property & Casualty. In 2009, the court ruled on various post trial motions, upholding the actual damages, but reducing the punitive damages to $3.6 million. The defendants have appealed this decision and Farm Bureau Life and Farm Bureau Property & Casualty have cross-appealed. All briefs must be submitted to the 10th Circuit Court of Appeals by the end of February 2010, and we expect the appeal will be argued in the middle or latter part of 2010. Recoveries from third parties are required to be accounted for as gain contingencies and are not recorded in our financial statements until the lawsuit is resolved.

In 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation, which was filed in the Federal District Court in Wyoming, regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits in the Polk County District court of Iowa against the insurer and the insurance broker to recover those damages. While we have received an adverse ruling in the case against the insurer at the district court level, the adverse ruling has been appealed with the Iowa Supreme Court and we continue to believe both claims are valid. Any recoveries will be recorded in net income in the period the recovery is received.

Other

We self-insure our employee health and dental claims. However, claims in excess of our self-insurance limits are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims to be paid during the period and a liability is established at each balance sheet date for any unpaid claims. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

We lease our home office properties under a 15-year operating lease from a wholly-owned subsidiary of the IFBF. Future remaining minimum lease payments under this lease, as of December 31, 2009, are as follows: 2010 - $2.7 million; 2011 - $2.7 million; 2012 - $2.7 million; and 2013 - $0.7 million. Rent expense for the lease totaled $3.3 million in 2009, $3.4 million in 2008 and $3.1 million in 2007. These amounts are net of $1.4 million in 2009, 2008 and 2007 in amortization of a deferred gain on the exchange of our home office properties for common stock in 1998. The remaining unamortized deferred gain totaled $4.5 million at December 31, 2009 and $5.9 million at December 31, 2008.

From time to time, assessments are levied on our insurance subsidiaries by guaranty associations in most states in which the subsidiaries are licensed. These assessments, which are accrued for, are to cover losses of policyholders of insolvent or rehabilitated companies. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Expenses incurred for guaranty fund assessments, net of related premium tax offsets, totaled $0.2 million in 2009 and less than $0.1 million in 2008 and 2007.

12) Earnings (Loss) per Share

Computation of Earnings (Loss) Per Common Share

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) attributable to FBL Financial Group, Inc.	$69,835	$(18,149)	$86,339
Dividends on Series B preferred stock	(150)	(150)	(150)
Numerator for earnings (loss) per common share - income available to common stockholders	69,685	(18,299)	86,189

Denominator:
Weighted average shares	29,934,576	29,815,654	29,653,470
Deferred common stock units relating to deferred compensation plans	142,871	78,255	60,792
Denominator for earnings (loss) per common share - weighted-average shares	30,077,447	29,893,909	29,714,262
Effect of dilutive securities - stock-based compensation	124,029	—	607,355
Denominator for diluted earnings (loss) per common share - adjusted weighted-average shares	30,201,476	29,893,909	30,321,617

Earnings (loss) per common share	$2.32	$(0.61)	$2.90

Earnings (loss) per common share - assuming dilution	$2.31	$(0.61)	$2.84

Options to purchase outstanding shares of common stock are excluded from the computation of diluted earnings (loss) per share if the options are antidilutive.

Outstanding Shares Excluded from Diluted Earnings (Loss) Per Share
	December 31,
	2009	2008	2007
Number of shares excluded	3,066,469	2,141,609	592,768
Range of option price per share	$12.90 - $40.53	$20.00 - $40.85	$31.43 - $40.85
Year through which options expire	2019	2018	2017

13) Statutory Information

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The National Association of Insurance Commissioners (NAIC) has issued model laws and regulations, many of which have been adopted by state insurance regulators. However, states have the right to prescribe practices that differ from those issued by the NAIC, and the Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices.

The financial statements of the Life Companies included herein differ from related statutory-basis financial statements principally as follows: (a) the bond portfolio is classified as available-for-sale and carried at fair value rather than generally being carried at amortized cost; (b) beginning in 2008, call options that provide an economic hedge for the growth in interest credited to an index annuity policy are accounted at fair value rather than at amortized cost; (c) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred; (d) future policy benefit reserves for participating traditional life insurance products are based on net level premium methods and guaranteed cash value assumptions which may differ from statutory reserves; (e) future policy benefit reserves on certain interest sensitive products are based on full account values, rather than discounting methodologies utilizing statutory interest rates; (f) net realized gains or losses attributed to changes in the level of market interest rates are recognized as gains or losses in the statements of operations when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan; (g) the established formula-determined statutory investment reserve, changes in which are charged directly to surplus, is not recorded as a liability; (h) certain deferred income tax assets, agents' balances and certain other assets designated as "nonadmitted assets" for statutory purposes are reported as assets rather than being charged to surplus; (i) revenues for interest sensitive, indexed and variable products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received; (j) pension income or expense is recognized for all employees, rather than for vested employees only; (k) the financial statements of subsidiaries are consolidated with those of the insurance subsidiary rather than being accounted for under the equity method, and (l) assets and liabilities are restated to fair values when a change in ownership occurs that is accounted for as a purchase, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.

Net income (loss) of the Life Companies, as determined in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, was $102.7 million in 2009, ($145.6) million in 2008 and $77.4 million in 2007. Statutory net gain from operations, which excludes the impact of realized capital gains and losses on investments, totaled $132.0 million in 2009, $1.1 million in 2008 and $76.9 million in 2007. Statutory capital and surplus totaled $863.4 million at December 31, 2009 and $802.3 million at December 31, 2008.

Effective December 31, 2008, we adopted a prescribed practice issued by the Insurance Division, Department of Commerce, of the State of Iowa, which changed the accounting for derivative instruments hedging fixed index annuities and reserves for index annuities. These changes improve the accounting relationship between the call option asset and statutory reserve, providing a more fair representation of our capital position. We also adopted a permitted practice, which increased the amount of deferred tax assets that may be admitted on the statutory financial statements at December 31, 2008. In 2009, the NAIC adopted regulations similar to those allowed by Iowa relating to deferred tax assets, therefore there were no permitted practices at December 31, 2009. The statutory capital and surplus for the Life Companies reported above was less than $0.1 million lower at December 31, 2009 and $103.5 million higher at December 31, 2008 than it would have been without these practices.

State laws specify regulatory actions if an insurer's risk-based capital (RBC), a measure of an solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC based on the various risk factors related to an insurance company's capital and surplus, including insurance, business, asset and interest rate risks. At December 31, 2009, both of the Life Companies exceeded the minimum RBC requirements. In addition, excluding the impact of the prescribed practice above would not have reduced the total adjusted capital to levels subjecting the Life Companies to any regulatory action.

The ability of the Life Companies to pay dividends to the parent company is restricted because prior approval of the Iowa Insurance Commissioner is required for payment of dividends to the stockholder which exceed an annual limitation. An annual dividend limitation is defined under the Iowa Insurance Holding Company Act as any dividend or distribution of cash or other property whose fair value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of adjusted policyholders' surplus (total statutory capital stock and statutory surplus) as of December 31 of the preceding year, or (ii) the statutory net gain from operations of the insurer for the 12-month period ending December 31 of the preceding year. During 2010, the maximum amount legally available for distribution to FBL Financial Group, Inc. without further regulatory approval is $78.7 million from Farm Bureau Life and $27.3 million from EquiTrust Life.

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

The Corporate and Other segment consists of the following corporate items and products/services that do not meet the quantitative threshold for separate segment reporting:

investments and related investment income not specifically allocated to our product segments;
interest expense;
accident and health insurance products, primarily a closed block of group policies;
advisory services for the management of investments and other companies;
marketing and distribution services for the sale of mutual funds and insurance products not issued by us; and
leasing services, primarily with affiliates.

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the three years ended December 31, 2009 represents net income (loss) excluding, as applicable, the impact of: (1) realized and unrealized gains and losses on investments, (2) changes in net unrealized gains and losses on derivatives and (3) the cumulative effect of changes in accounting principles.

We use operating income (loss), in addition to net income (loss), to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. Also, the cumulative effect of changes in accounting principles is a nonrecurring item. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives in the product segments and interest rate swaps, the derivatives are marked to market, but the associated insurance liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring items enhances the analysis of our results. We use operating income for goal setting, determining company-wide short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

Financial Information Concerning our Operating Segments

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$151,078	$143,711	$150,403
Traditional Annuity - Independent Distribution	388,687	333,361	376,887
Traditional and Universal Life Insurance	352,071	340,164	335,093
Variable	64,240	64,384	63,380
Corporate and Other	22,613	33,013	38,351
	978,689	914,633	964,114
Realized/unrealized gains (losses) on investments (A)	(20,931)	(156,467)	5,769
Change in net unrealized gains/losses on derivatives (A)	156,828	(113,701)	(55,284)
Consolidated revenues	$1,114,586	$644,465	$914,599
Net investment income:
Traditional Annuity - Exclusive Distribution	$155,177	$145,309	$146,267
Traditional Annuity - Independent Distribution	404,656	395,127	309,131
Traditional and Universal Life Insurance	139,724	143,324	144,231
Variable	15,841	14,257	13,658
Corporate and Other	9,255	9,855	14,744
Consolidated net investment income	$724,653	$707,872	$628,031

Depreciation and amortization:
Traditional Annuity - Exclusive Distribution	$11,771	$13,546	$10,453
Traditional Annuity - Independent Distribution	131,487	123,702	67,508
Traditional and Universal Life Insurance	26,731	19,853	20,474
Variable	5,720	17,038	8,489
Corporate and Other	2,299	11,322	9,953
	178,008	185,461	116,877
Realized/unrealized gains (losses) on investments (A)	6,855	(34,095)	(1,171)
Change in net unrealized gains/losses on derivatives (A)	11,309	57,496	(28,592)
Consolidated depreciation and amortization	$196,172	$208,862	$87,114

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$35,985	$27,946	$33,011
Traditional Annuity - Independent Distribution	23,243	5,360	39,875
Traditional and Universal Life Insurance	85,939	53,059	58,685
Variable	11,245	(1,584)	12,514
Corporate and Other	(21,770)	(12,377)	(2,020)
	134,642	72,404	142,065
Income taxes on operating income	(44,537)	(22,812)	(46,444)
Realized/unrealized gains (losses) on investments (A)	(18,061)	(79,542)	4,501
Change in net unrealized gains/losses on derivatives (A)	(2,209)	11,801	(13,500)
Cumulative effect of change in accounting principle	—	—	(283)
Consolidated net income (loss) attributable to FBL Financial Group, Inc.	$69,835	$(18,149)	$86,339

	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Traditional Annuity - Exclusive Distribution	$2,786,453	$2,593,176
Traditional Annuity - Independent Distribution	7,651,620	8,116,304
Traditional and Universal Life Insurance	2,431,443	2,619,677
Variable	1,129,836	984,872
Corporate and Other	571,316	597,471
	14,570,668	14,911,500
Unrealized losses in accumulated other comprehensive income loss (A)	(180,509)	(684,072)
Other classification adjustments	(130,818)	(166,614)
Consolidated assets	$14,259,341	$14,060,814
(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Depreciation and amortization related to property and equipment are allocated to the product segments while the related property, equipment and capitalized software are generally allocated to the Corporate and Other segment. Depreciation and amortization for the Corporate and Other segment include $2.9 million for 2009, $5.9 million for 2008 and $7.8 million for 2007 relating to leases with affiliates. In the consolidated statements of operations, we record these depreciation amounts net of related lease income from affiliates.

Our investment in equity method investees and the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at December 31, 2009 and 2008 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

Net statutory premiums collected, which include premiums collected from annuities and universal life-type products that are not included in revenues for GAAP reporting, totaled $1,231.0 million in 2009, $2,156.9 million in 2008 and $2,078.4 million in 2007.

Premium Concentration by State
	Year ended December 31,
	2009	2008	2007
Life and annuity collected premiums (excluding Independent Annuity segment):
Iowa	28.3%	27.3%	27.7%
Kansas	18.5	18.0	15.7
Oklahoma	11.1	9.4	6.0
Independent Annuity segment collected premiums:
Pennsylvania	10.4	9.8	10.1
Florida	9.9	9.1	9.2
Texas	7.1	6.7	7.1
California	6.7	6.9	7.1

15) Quarterly Financial Information (Unaudited)

Unaudited Quarterly Results of Operations

	2009
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$79,094	$93,945	$72,491	$69,018
Net investment income	184,069	182,772	180,168	177,644
Derivative income (loss)	(24,601)	17,000	49,426	25,690
Realized gains (losses) on investments	(19,670)	6,121	870	(8,186)
Total revenues	223,478	304,499	307,543	279,066
Net income (loss) attributable to FBL Financial Group, Inc.	(1,490)	24,418	15,915	30,992

Earnings (loss) per common share	$(0.05)	$0.81	$0.53	$1.03
Earnings (loss) per common share - assuming dilution	$(0.05)	$0.81	$0.53	$1.02

	2008
Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share data)
Premiums and product charges	$65,254	$70,554	$69,213	$71,364
Net investment income	168,494	172,173	181,888	185,317
Derivative loss	(98,896)	(31,685)	(40,951)	(37,261)
Realized losses on investments	(29,347)	(74,021)	(27,156)	(25,785)
Total revenues	111,370	143,976	189,539	199,580
Net income (loss) attributable to FBL Financial Group, Inc.	6,438	(16,575)	11,216	(19,228)

Earnings (loss) per common share	$0.21	$(0.55)	$0.37	$(0.64)
Earnings (loss) per common share - assuming dilution	$0.21	$(0.55)	$0.37	$(0.64)

Net income for the fourth quarter of 2009 increased $7.2 million due to the gain on the reinsurance recapture transaction with EMCNL and $7.2 million due to the impact of refining certain reserve estimates and related items such as deferred policy acquisition costs. See Note 5, "Reinsurance and Policy Provisions," for additional details on the reinsurance transaction and Note 1, "Significant Accounting Policies - Future Policy Benefits," for discussion on the reserve refinements.

Net income (loss) attributable to FBL Financial Group, Inc. decreased to ($19.2) million in the fourth quarter of 2008 due to changes in assumptions used to amortize deferred policy acquisition costs and deferred sales inducements on direct business issued by EquiTrust Life. See Note 1, "Significant Accounting Policies," for more information regarding amortization of deferred policy acquisition costs and deferred sales inducements.

The differences between the derivative income (loss) by quarter primarily correspond to the performance of the indices upon which our call options are based and the timing of option settlements. These differences are partially offset by changes to the embedded derivatives in index contracts included in benefits and expenses.

Quarterly Net Impact of Changes in Unrealized Gains and Losses on Derivatives

Quarter ended	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands)
2009	$1,682	$(1,325)	$(5,240)	$2,674
2008	$3,535	$4,939	$5,270	$(1,943)

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended December 31, 2009, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 8 for Management's Report on Internal Control Over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2009 which has not been previously reported.

PART III

The information required by Part III, Items 10 through 14, is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements. See Table of Contents following the cover page for a list of financial statements included in this Report.

	2.	Financial Statement Schedules. The following financial statement schedules are included as part of this Report immediately following the signature page:

		Schedule I - Summary of Investments

		Schedule II - Condendensed Financial Information of Registrant (Parent Company)

		Schedule III - Supplementary Insurance Information

		Schedule IV - Reinsurance

All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

3. Exhibits.

3(i)(a)	Restated Articles of Incorporation, filed with Iowa Secretary of State March 19, 1996 (F)
3(i)(b)	Articles of Amendment, Designation of Series A Preferred Stock, filed with Iowa Secretary of State April 30, 1996 (F)
3(i)(c)	Articles of Amendment, Designation of Series B Preferred Stock, filed with Iowa Secretary of State May 30, 1997 (F)
3(i)(d)	Articles of Correction, filed with Iowa Secretary of State October 27, 2000 (F)
3(i)(f)	Articles of Amendment, filed with Iowa Secretary of State May 15, 2003 (F)
3(i)(g)	Articles of Amendment, filed with Iowa Secretary of State May 14, 2004 (F)
3(ii)	Second Restated and Amended Bylaws, as amended through February 18, 2009 (S)
4.1	Form of Class A Common Stock Certificate of the Registrant (A)
4.2	Restated Stockholders' Agreement Regarding Management and Transfer of Shares of Class B Common Stock of FBL Financial Group, Inc. dated as of March 31, 2004 (F)
4.3
Certificate of Trust; Declaration of Trust of FBL Financial Group Capital Trust dated May 30, 1997, including in Annex I thereto the form of Trust Preferred Security and the form of Trust Common Security; Subordinated Deferrable Interest Note Agreement dated May 30, 1997 between FBL Financial Group, Inc. and FBL Financial Group Capital Trust, including therein the form of Subordinated Deferrable Interest Note; Preferred Securities Guarantee Agreement of FBL Financial Group, Inc., dated May 30 1997 (B)

4.4(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated May 1, 2006 (L)
4.4(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and Farm Bureau Life Insurance Company dated September 12, 2006 (L)
4.5(a)	Master Transaction Agreement between Federal Home Loan Bank of Des Moines and EquiTrust Life Insurance Company dated December 24, 2008
4.5(b)	Advance Agreement between Federal Home Loan Bank of Des Moines and EquiTrust Life Insurance Company dated December 24, 2008
4.6	Indenture, dated as of April 12, 2004, between FBL Financial Group, Inc. and Deutsche Bank Trust Company Americas as Trustee (E)
4.7	Form of 5.85% Senior Note Due 2014 (E)
4.8
Form of $100 million 9.25% Senior Notes Due 2011 and attached registration rights agreement. These documents are not filed pursuant to the exception of Regulation S-K, Item 601(b)(4)(iii)(A); FBL Financial Group, Inc. agrees to furnish these documents to the Commission upon request.

4.10	Indenture, dated as of March 12, 2007, between FBL Financial Group, Inc. and LaSalle Bank National Association as Trustee (N)
4.11	Form of 5.875% Senior Note Due 2017 (N)
10.1	2006 Class A Common Stock Compensation Plan as amended through May 14, 2008 (Q) *
10.1(a)	Form of Stock Option Agreement, pursuant to the FBL Financial Group, Inc. 2006 Class A Common Stock Compensation Plan (K) *
10.2	Trademark License from the American Farm Bureau Federation to Farm Bureau Life Insurance Company dated May 20, 1987 (A)
10.3	Membership Agreement between American Farm Bureau Federation and the Iowa Farm Bureau Federation dated February 13, 1987 (A)
10.4	Form of Royalty Agreement with Farm Bureau organizations adopted 2009
10.4(a)	Forbearance letter agreement dated May 20, 2009 between FBL Financial Group, Inc. and Iowa Farm Bureau Federation (S)
10.4(b)	Forbearance letter agreement dated December 31, 2009 between FBL Financial Group, Inc. and Iowa Farm Bureau Federation

10.5	Executive Salary and Bonus Deferred Compensation Plan, effective June 1, 2005 (I) *
10.6	2008 Revised Rules for Payment of Meeting Fees, Retainers and Expenses to the Board of Directors (P) *
10.7	Form of Services Agreement between FBL Financial Group, Inc. and Farm Bureau Management Corporation, dated as of January 1, 1996 (A)
10.8	Management Services Agreement between FBL Financial Group, Inc. and Farm Bureau Property Casualty effective as of January 1, 2003 (D)
10.10	Management Performance Plan (2009) (R) *
10.11	Management Performance Plan (2010) *
10.14	Lease Agreement dated as of March 31, 1998 between IFBF Property Management, Inc., FBL Financial Group, Inc. and Farm Bureau Property Casualty Insurance Company (C)
10.15	Building Management Services Agreement dated as of March 31, 1998 between IFBF Property Management, Inc. and FBL Financial Group, Inc. (C)
10.16	Coinsurance Agreement between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, dated December 29, 2003 (D)
10.17	First Amendment to the Coinsurance Agreement by and between EquiTrust Life Insurance Company and American Equity Investment Life Insurance Company, effective August 1, 2004 (G)
10.25
Form of Restricted Stock Agreement, dated as of February 20, 2007 between the Company and each of James W. Noyce, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, David T. Sebastian and Donald J. Seibel (M) *

10.26
Form of Restricted Stock Agreement, dated as of February 19, 2008 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, David T. Sebastian and Donald J. Seibel (P) *

10.27
Form of Restricted Stock Agreement, dated as of February 17, 2009 between the Company and each of James W. Noyce, Richard J. Kypta, John M. Paule, Bruce A. Trost, James P. Brannen, Douglas W. Gumm, Charles T. Happel, David T. Sebastian and Donald J. Seibel (R) *

10.28	Employment Contract dated as of April 29, 2009 between the Company and James E. Hohmann, CEO (R) *
10.29	Restricted Stock Agreement dated as of April 29, 2009 between the Company and James E. Hohmann, CEO (R) *
10.29(a)
Bonus Metrics Schedule dated June 29, 2009 for 2009 Restricted Stock Agreement between James E. Hohmann and FBL Financial Group dated April 29, 2009 (Confidential treatment has been requested for portions of this exhibit and confidential portions have been filed with the Securities and Exchange Commission) (U) *

10.30	Termination Agreement and Release of All Claims, by and between James W. Noyce and FBL Financial Group, Inc., effective June 10, 2009 (S) *
10.31	Termination Agreement and Release of All Claims, by and between John M. Paule and FBL Financial Group, Inc., effective October 2, 2009 (T) *
10.32	Director Compensation Plan as amended through May 16, 2007 (O) *
12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges
21	Subsidiaries of FBL Financial Group, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* exhibit relates to a compensatory plan for management or directors

Incorporated by reference to:
(A)	Form S-1 filed on July 11, 1996, File No. 333-04332
(B)	Form 8-K filed on June 6, 1997, File No. 001-11917
(C)	Form 10-Q for the period ended March 31, 1998, File No. 001-11917
(D)	Form 10-K for the period ended December 31, 2003, File No. 001-11917
(E)	Form S-4 filed on May 5, 2004, File No. 333-115197
(F)	Form 10-Q for the period ended June 30, 2004, File No. 001-11917
(G)	Form 10-Q for the period ended September 30, 2004, File No. 001-11917
(H)	Reserved
(I)	Form 10-Q for the period ended June 30, 2005, File No. 001-11917
(J)	Reserved
(K)	Form 10-Q for the period ended June 30, 2006, File No. 001-11917
(L)	Form 10-Q for the period ended September 30, 2006, File No. 001-11917
(M)	Form 10-K for the period ended December 31, 2006, File No. 001-11917
(N)	Form S-4 filed on April 6, 2007, File No. 333-141949
(O)	Definitive Proxy Statement filed on March 30, 2007, File No. 00111-11917
(P)	Form 10-K for the period ended December 31, 2007, File No. 001-11917
(Q)	Definitive Proxy Statement filed on March 31, 2008, File No. 001-11917
(R)	Form 10-Q for the period ended March 31, 2009, File No. 001-11917
(S)	Form 10-Q for the period ended June 30, 2009, File No. 001-11917
(T)	Form 10-Q for the period ended September 30, 2009, File No. 001-11917
(U)	Form 10-Q/A for the period ended June 30, 2009, filed November 30, 2009, File No. 001-11917

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 2010.

FBL Financial Group, Inc.

By: /s/ JAMES E HOHMANN
James E. Hohmann
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated;

Signature	Title	Date

/s/ JAMES E. HOHMANN James E. Hohmann	Chief Executive Officer (Principal Executive Officer)	February 17, 2010

/s/ JAMES P. BRANNEN James P. Brannen	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 17, 2010

/s/ CRAIG A. LANG Craig A. Lang	Chairman of the Board and Director	February 17, 2010

/s/ JERRY L. CHICOINE Jerry L. Chicoine	Vice Chair and Director	February 17, 2010

/s/ STEVE L. BACCUS Steve L. Baccus	Director	February 17, 2010

/s/ ROGER K. BROOKS Roger K. Brooks	Director	February 17, 2010

/s/ TIM H. GILL Tim H. Gill	Director	February 17, 2010

/s/ ROBERT H. HANSON Robert H. Hanson	Director	February 17, 2010

/s/ CRAIG D. HILL Craig D. Hill	Director	February 17, 2010

/s/ PAUL E. LARSON Paul E. Larson	Director	February 17, 2010

/s/ EDWARD W. MEHRER Edward W. Mehrer	Director	February 17, 2010

/s/ KEITH R. OLSEN Keith R. Olsen	Director	February 17, 2010

/s/ KEVIN G. ROGERS Kevin G. Rogers	Director	February 17, 2010

/s/ JOHN E. WALKER John E. Walker	Director	February 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
FBL Financial Group, Inc.

We have audited the consolidated balance sheets of FBL Financial Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 18, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, effective January 1, 2009, the Company changed its method of accounting for other-than-temporary impairments, and on April 1, 2007, the Company changed its method of accounting for the treatment of cash flow hedges on certain fixed annuity contracts.

/s/ Ernst & Young LLP

Des Moines, Iowa
February 18, 2010

Schedule I - Summary of Investments - Other
Than Investments in Related Parties
FBL FINANCIAL GROUP, INC.
December 31, 2009

Column A	Column B	Column C	Column D
Type of Investment	Cost (1)	Value	Amount at which shown in the balance sheet
	(Dollars in thousands)
Fixed maturity securities, available for sale:
Bonds:
Corporate securities	$5,148,466	$5,102,781	$5,102,781
Mortgage and asset-backed securities	3,009,570	2,726,406	2,726,406
United States Government and agencies	137,390	139,467	139,467
State, municipal and other governments	2,038,244	1,891,253	1,891,253
Redeemable preferred stocks	5,000	4,694	4,694
Total	10,338,670	$9,864,601	9,864,601

Equity securities, available for sale:
Common stocks:
Banks, trusts and insurance companies	19,416	$19,404	19,404
Industrial, miscellaneous and all other	2,206	2,313	2,313
Nonredeemable preferred stocks	40,649	38,437	38,437
Total	62,271	$60,154	60,154

Mortgage loans on real estate	1,294,166		1,293,936
Derivative instruments	24,811	$44,023	44,023
Investment real estate	2,559		2,559
Real estate acquired in satisfaction of debt (2)	14,071		14,004
Policy loans	168,736		168,736
Other long-term investments	1,882		1,882
Short-term investments	203,142		203,142
Total investments	$12,110,308		$11,653,037

(1)
On the basis of cost adjusted for repayments and amortization of premiums and accrual of discounts for fixed maturities and short-term investments; original cost for equity securities, real estate and other long-term investments; original cost net of collateral received for derivative instruments; and unpaid principal balance for mortgage loans on real estate and policy loans.

(2)	Amount shown on balance sheet differs from cost due to allowance for possible losses deducted from cost.

Schedule II - Condensed Financial Information of Registrant
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$527	$1,454
Amounts receivable from affiliates	7,640	11,518
Amounts receivable from subsidiaries (eliminated in consolidation)	1,337	1,350
Accrued investment income	127	268
Current income taxes recoverable	5,832	3,825
Deferred income taxes	9,005	7,194
Other assets	2,680	1,727
Short-term investments	8,629	65,795
Fixed maturities-available for sale, at market (amortized cost: 2009 - $8,188; 2008 - $15,474)	7,884	16,224
Investments in subsidiaries (eliminated in consolidation)	1,206,999	590,752
Total assets	$1,250,660	$700,107

Liabilities and stockholders' equity
Liabilities:
Accrued expenses and other liabilities	$7,632	$9,087
Amounts payable to affiliates	721	131
Amounts payable to subsidiaries (eliminated in consolidation)	67	2,073
Short-term debt	—	59,446
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,084	271,005
Total liabilities	379,504	441,742

Stockholders' equity:
Preferred stock	3,000	3,000
Class A common stock	109,877	104,090
Class B common stock	7,522	7,522
Accumulated other comprehensive loss	(118,730)	(649,758)
Retained earnings	869,487	793,511
Total stockholders' equity	871,156	258,365
Total liabilities and stockholders' equity	$1,250,660	$700,107

See accompanying notes to condensed financial statements.

Schedule II -Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Net investment income	$609	$1,717	$4,425
Derivative loss	(3,319)	—	—
Realized gains (losses) on investments	545	(3,524)	(2,488)
Dividends from subsidiaries (eliminated in consolidation)	18,100	24,300	13,900
Management fee income from affiliates	3,750	3,509	3,072
Management fee income from subsidiaries (eliminated in consolidation)	3,555	6,589	6,345
Other income	276	(121)	512
Total revenues	23,516	32,470	25,766
Expenses:
Interest expense	25,256	19,540	16,611
General and administrative expenses	7,626	5,784	6,360
Total expenses	32,882	25,324	22,971
	(9,366)	7,146	2,795
Income tax benefit	8,573	6,179	4,376
Income (loss) before equity in undistributed income of subsidiaries	(793)	13,325	7,171
Equity in undistributed income (loss) (dividends in excess of equity income/loss) of subsidiaries (eliminated in consolidation)	70,628	(31,474)	79,168
Net income (loss)	$69,835	$(18,149)	$86,339

See accompanying notes to condensed financial statements.

 Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Net cash used in operating activities	$(17,328)	$(8,729)	$(5,502)

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities - available for sale	7,887	2,116	1,383
Short-term investments - net	57,167	—	—
Acquisition of investments:
Short-term investments - net	—	(59,879)	(6,527)
Fixed maturities - available for sale	—	(15,460)	(97,600)
Dividends from subsidiaries (eliminated in consolidation)	18,100	24,300	13,900
Net cash provided by (used in) investing activities	83,154	(48,923)	(88,844)

Financing activities
Proceeds from long-term debt payable to affiliates	—	100,000	—
Proceeds from long-term debt	—	—	98,460
Proceeds from short-term debt payable to affiliates	—	20,000	—
Repayment of short-term debt payable to affiliates	—	(20,000)	—
Proceeds from short-term debt	—	13,400	—
Repayments of short-term debt	(60,000)	—	—
Excess tax deductions on stock-based compensation	310	134	1,376
Issuance of common stock	2,437	1,130	8,004
Capital contributions to subsidiary	—	(40,551)	—
Dividends paid	(9,500)	(15,060)	(14,393)
Net cash provided by financing activities	(66,753)	59,053	93,447
Increase (decrease) in cash and cash equivalents	(927)	1,401	1,401
Cash and cash equivalents at beginning of year	1,454	53	952
Cash and cash equivalents at end of year	$527	$1,454	$53

Supplemental disclosure of cash flow information
Cash received during the year for income taxes	$3,726	$4,789	$1,591
Cash paid during the year for interest	25,265	18,843	15,095
Non-cash investing activity:
Fixed maturity securities contributed to subsidiary	—	(41,649)	(47,263)
Short-term investments contributed to subsidiary	—	—	(2,737)
Non-cash financing activity:
Reclassification of debt from long-term to short-term	—	46,000	—

Schedule II - Condensed Financial Information of Registrant (Continued)
FBL FINANCIAL GROUP, INC. (PARENT COMPANY)
Notes to Condensed Financial Statements
December 31, 2009

1.  Basis of Presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FBL Financial Group, Inc.

In the parent company only financial statements, our investments in subsidiaries are stated at cost plus equity in undistributed earnings (loss) of subsidiaries since the date of acquisition. In addition, the carrying value includes net unrealized gains/losses on the subsidiaries' investments classified as "available for sale" and derivative instruments accounted for as hedges.

2. Dividends from Subsidiary

The parent company received cash dividends totaling $18.1 million in 2009, $24.3 million in 2008 and $13.9 million in 2007.

3. Debt

See Note 7 to the consolidated financial statements for a description of the parent company's long-term debt. This debt matures as follows: 2011 - $100.0 million; 2014 - $75.0 million; and 2015 and thereafter, through 2047 - $197.0 million.

Schedule III - Supplementary Insurance Information
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E
	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned revenues	Other policyholder funds
	(Dollars in thousands)
December 31, 2009:
Traditional Annuity-Exclusive Distribution	$90,762	$2,159,670	$—	$368,747
Traditional Annuity-Independent Distribution	421,508	7,131,636	—	149,132
Traditional and Universal Life Insurance	237,665	1,901,767	9,666	153,092
Variable	155,221	235,833	16,342	10,258
Corporate and Other	—	61,618	—	88
Impact of unrealized gains losses	196,077	—	1,492	—
Total	$1,101,233	$11,490,524	$27,500	$681,317

December 31, 2008:
Traditional Annuity-Exclusive Distribution	$89,714	$1,970,182	$—	$382,874
Traditional Annuity-Independent Distribution	479,288	7,574,394	—	134,029
Traditional and Universal Life Insurance	245,020	2,060,176	10,995	156,161
Variable	153,395	229,728	16,727	9,466
Corporate and Other	—	64,249	—	69
Impact of unrealized gains losses	398,192	—	6,941	—
Total	$1,365,609	$11,898,729	$34,663	$682,599

December 31, 2007:
Traditional Annuity-Exclusive Distribution	$80,684	$1,825,394	$—	$392,257
Traditional Annuity-Independent Distribution	468,528	6,769,663	—	56,050
Traditional and Universal Life Insurance	230,398	2,003,916	10,970	153,555
Variable	156,055	204,877	17,287	7,032
Corporate and Other	—	68,360	—	—
Impact of unrealized gains losses	55,490	—	191	—
Total	$991,155	$10,872,210	$28,448	$608,894

Schedule III - Supplementary Insurance Information (Continued)
FBL FINANCIAL GROUP, INC.

Column A	Column F	Column G	Column H	Column I	Column J
	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses
	(Dollars in thousands)
December 31, 2009:
Traditional Annuity-Exclusive Distribution	$812	$155,177	$94,833	$10,938	$9,322
Traditional Annuity-Independent Distribution	63,777	404,656	262,650	83,563	19,231
Traditional and Universal Life Insurance	203,595	139,724	182,696	22,742	41,278
Variable	46,430	15,841	23,510	4,764	24,076
Corporate and Other	—	9,255	—	—	2,141
Change in net unrealized gains/losses on derivatives	—	—	151,416	8,810	—
Impact of realized gains/losses	(66)	—	632	6,210	13
Total	$314,548	$724,653	$715,737	$137,027	$96,061

December 31, 2008:
Traditional Annuity-Exclusive Distribution	$994	$145,309	$93,815	$11,948	$10,002
Traditional Annuity-Independent Distribution	30,467	395,127	234,713	78,214	15,075
Traditional and Universal Life Insurance	196,873	143,324	207,192	18,156	41,693
Variable	48,209	14,257	24,883	15,540	24,881
Corporate and Other	—	9,855	—	—	2,448
Change in net unrealized gains/losses on derivatives	—	—	(161,526)	29,668	—
Impact of realized gains/losses	(158)	—	(7,862)	(25,412)	(820)
Total	$276,385	$707,872	$391,215	$128,114	$93,279

December 31, 2007:
Traditional Annuity-Exclusive Distribution	$1,111	$146,267	$97,204	$9,942	$10,246
Traditional Annuity-Independent Distribution	20,466	309,131	277,212	47,588	12,212
Traditional and Universal Life Insurance	190,860	144,231	191,030	20,133	43,825
Variable	46,790	13,658	18,482	7,587	24,059
Corporate and Other	—	14,744	—	—	3,096
Change in net unrealized gains/losses on derivatives	—	—	(18,265)	(16,233)	—
Impact of realized gains/losses	(16)	—	(536)	(623)	(12)
Total	$259,211	$628,031	$565,127	$68,394	$93,426

Schedule IV - Reinsurance
FBL FINANCIAL GROUP, INC.

Column A	Column B	Column C	Column D	Column E	Column F
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net
	(Dollars in thousands)
Year ended December 31, 2009:
Life insurance in force, at end of year	$46,025,214	$9,489,089	$94,024	$36,630,149	0.3%
Insurance premiums and other considerations:
Interest sensitive and index product charges	$145,184	$1,075	$14,764	$158,873	9.3%
Traditional life insurance premiums	173,350	20,013	2,338	155,675	1.5%
Accident and health premiums	10,531	10,138	—	393	—%
	$329,065	$31,226	$17,102	$314,941	5.4%
Year ended December 31, 2008:
Life insurance in force, at end of year	$43,513,321	$9,144,223	$1,503,808	$35,872,906	4.2%
Insurance premiums and other considerations:
Interest sensitive and index product charges	$109,522	$1,120	$18,797	$127,199	14.8%
Traditional life insurance premiums	165,775	19,924	3,335	149,186	2.2
Accident and health premiums	11,155	10,777	—	378	—
	$286,452	$31,821	$22,132	$276,763	8.0%

Year ended December 31, 2007:
Life insurance in force, at end of year	$41,092,455	$8,482,773	$1,573,705	$34,183,387	4.6%
Insurance premiums and other considerations:
Interest sensitive and index product charges	$94,686	$952	$20,795	$114,529	18.2%
Traditional life insurance premiums	159,436	18,455	3,701	144,682	2.6
Accident and health premiums	11,715	11,361	—	354	—
	$265,837	$30,768	$24,496	$259,565	9.4%