Form 10-Q
period 2010-03-31
FBL FINANCIAL GROUP INC
filed 2010-05-05
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at May 3, 2010
Class A Common Stock, without par value	29,586,115
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	March 31, 2010	December 31, 2009
Assets
Investments:
Fixed maturities - available for sale, at market (amortized cost: 2010 - $10,525,224; 2009 - $10,338,670)	$10,306,026	$9,864,601
Equity securities - available for sale, at market (cost: 2010 - $70,125; 2009 - $62,271)	70,110	60,154
Mortgage loans on real estate	1,286,214	1,293,936
Derivative instruments	60,880	44,023
Real estate	14,748	16,563
Policy loans	168,035	168,736
Other long-term investments	1,875	1,882
Short-term investments	218,243	203,142
Total investments	12,126,131	11,653,037

Cash and cash equivalents	44,686	11,690
Securities and indebtedness of related parties	50,059	46,518
Accrued investment income	143,780	131,655
Amounts receivable from affiliates	2,231	8,311
Reinsurance recoverable	128,317	126,918
Deferred policy acquisition costs	1,006,617	1,101,233
Deferred sales inducements	324,520	359,771
Value of insurance in force acquired	34,410	38,781
Property and equipment, less allowances for depreciation of $61,651 in 2010 and $62,895 in 2009	16,587	17,335
Current income taxes recoverable	6,103	16,955
Goodwill	11,170	11,170
Other assets	56,550	33,894
Assets held in separate accounts	726,825	702,073

Total assets	$14,677,986	$14,259,341

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	March 31, 2010	December 31, 2009
Liabilities and stockholders' equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,367,858	$10,149,505
Traditional life insurance and accident and health products	1,330,364	1,318,834
Unearned revenue reserve	26,298	27,500
Other policy claims and benefits	21,456	22,185
	11,745,976	11,518,024
Other policyholders' funds:
Supplementary contracts without life contingencies	504,205	502,553
Advance premiums and other deposits	172,188	169,108
Accrued dividends	9,854	9,656
	686,247	681,317

Amounts payable to affiliates	252	759
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,105	271,084
Deferred income taxes	73,884	27,506
Other liabilities	101,182	87,301
Liabilities related to separate accounts	726,825	702,073
Total liabilities	13,705,471	13,388,064

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,575,213 shares in 2010 and 29,282,989 shares in 2009	111,790	109,877
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive loss	(35,512)	(118,730)
Retained earnings	885,586	869,487
Total FBL Financial Group, Inc. stockholders' equity	972,386	871,156
Noncontrolling interest	129	121
Total stockholders' equity	972,515	871,277

Total liabilities and stockholders' equity	$14,677,986	$14,259,341

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenues:
Interest sensitive and index product charges	$30,003	$41,140
Traditional life insurance premiums	39,245	37,954
Net investment income	178,089	184,069
Derivative income (loss)	22,336	(24,601)
Net realized capital gains on sales of investments	4,729	1,951

Total other-than-temporary impairment losses	(27,154)	(31,127)
Non-credit portion in other comprehensive loss	19,132	9,506
Net impairment loss recognized in earnings	(8,022)	(21,621)

Other income	3,019	4,586
Total revenues	269,399	223,478

Benefits and expenses:
Interest sensitive and index product benefits	122,184	114,436
Change in value of index product embedded derivatives	26,056	(8,669)
Traditional life insurance benefits	27,568	22,104
Increase in traditional life future policy benefits	9,741	9,718
Distributions to participating policyholders	4,673	4,921
Underwriting, acquisition and insurance expenses	43,938	71,963
Interest expense	6,118	6,932
Other expenses	4,254	4,930
Total benefits and expenses	244,532	226,335
	24,867	(2,857)
Income taxes	(7,955)	1,256
Equity income, net of related income taxes	1,095	73
Net income (loss)	18,007	(1,528)
Net loss attributable to noncontrolling interest	14	38
Net income (loss) attributable to FBL Financial Group, Inc.	$18,021	$(1,490)

Earnings (loss) per common share	$0.59	$(0.05)
Earnings (loss) per common share - assuming dilution	$0.59	$(0.05)

Cash dividends per common share	$0.0625	$0.1250

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2009	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net loss - three months ended March 31, 2009	—	—	—	(1,490)	(38)	(1,528)
Change in net unrealized investment gains/losses	—	—	22,105	—	—	22,105
Non-credit impairment losses	—	—	(5,185)	—	—	(5,185)
Change in underfunded status of other postretirement benefit plans	—	—	10	—	—	10
Total comprehensive income (b)						15,402
Stock-based compensation, including the issuance of 196,386 common shares under compensation plans	—	1,468	—	—	—	1,468
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(3,732)	—	(3,732)
Receipts related to noncontrolling interest	—	—	—	—	41	41
Balance at March 31, 2009	$3,000	$113,080	$(648,469)	$803,892	$99	$271,602

Balance at January 1, 2010	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Comprehensive income:
Net income - three months ended March 31, 2010	—	—	—	18,021	(14)	18,007
Change in net unrealized investment gains/losses	—	—	91,190	—	—	91,190
Non-credit impairment losses	—	—	(8,084)	—	—	(8,084)
Change in underfunded status of the other postretirement benefit plans	—	—	112	—	—	112
Total comprehensive income (b)						101,225
Stock-based compensation, including the issuance of 226,872 common shares under compensation plans	—	1,913	—	—	—	1,913
Dividends on preferred stock	—	—	—	(38)	—	(38)
Dividends on common stock	—	—	—	(1,884)	—	(1,884)
Receipts related to noncontrolling interest	—	—	—	—	22	22
Balance at March 31, 2010	$3,000	$119,312	$(35,512)	$885,586	$129	$972,515
(a)	All activity for the periods shown relates to Class A Common Stock.
(b)	Comprehensive income attributable to FBL Financial Group, Inc. aggregated $101,239 and $15,440 for the three months ended March 31, 2010 and 2009, respectively.

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2010	2009
Operating activities
Net income (loss)	$18,007	$(1,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	108,019	80,589
Change in fair value of embedded derivatives	26,056	(8,669)
Charges for mortality, surrenders and administration	(28,221)	(40,014)
Deferral of unearned revenues	629	464
Amortization of unearned revenue reserve	(715)	(684)
Provision for depreciation and amortization of property and equipment	1,197	1,740
Provision for accretion and amortization of investments	505	(1,994)
Realized losses on investments	3,293	19,670
Change in fair value of derivatives	(18,113)	18,029
Increase in traditional life and accident and health benefit accruals	11,530	10,156
Policy acquisition costs deferred	(18,819)	(36,756)
Amortization of deferred policy acquisition costs	20,776	47,440
Amortization of deferred sales inducements	4,392	19,387
Amortization of value of insurance in force	576	741
Change in accrued investment income	(12,125)	(6,908)
Change in amounts receivable from/payable to affiliates	5,573	7,438
Change in reinsurance recoverable	(1,399)	394
Change in current income taxes	10,852	(10,180)
Provision for deferred income taxes	1,004	10,340
Other	(1,836)	7,609
Net cash provided by operating activities	131,181	117,264

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities - available for sale	175,854	231,571
Mortgage loans on real estate	11,903	19,309
Other long-term investments	—	14
Derivative instruments	16,678	841
Policy loans	11,014	9,732
	215,449	261,467

Acquisition of investments:
Fixed maturities - available for sale	(375,586)	(154,866)
Equity securities available for sale	(7,854)	(9,302)
Mortgage loans on real estate	(2,700)	(475)
Derivative instruments	(13,437)	(21,683)
Policy loans	(10,313)	(10,734)
Short term investments - net	(15,101)	(120,724)
	(424,991)	(317,784)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Three months ended March 31,
	2010	2009
Investing activities - continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$169	$7
Purchases of property and equipment	(945)	(357)
Disposal of property and equipment	496	856
Net cash used in investing activities	(209,822)	(55,811)

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	380,478	584,562
Return of policyholder account balances on interest sensitive and index products	(268,284)	(608,988)
Repayment of short-term debt	—	(60,000)
Receipts related to noncontrolling interests - net	22	41
Excess tax deductions on stock-based compensation	581	—
Issuance of common stock	762	436
Dividends paid	(1,922)	(3,770)
Net cash provided by (used in) financing activities	111,637	(87,719)
Increase (decrease) in cash and cash equivalents	32,996	(26,266)
Cash and cash equivalents at beginning of period	11,690	37,710
Cash and cash equivalents at end of period	$44,686	$11,444

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$6,463	$7,365
Income taxes	(3,893)	(1,377)
Non-cash operating activity:
Deferral of sales inducements	2,978	13,654
Non-cash investing activity:
Exchange of real estate for mortgage loans	1,492	—
Exchange of fixed maturities for partnership investment in securities and indebtedness of related parties	2,087	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010

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

Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Accounting Changes

Effective January 1, 2010, we adopted guidance that seeks to improve financial reporting by enterprises involved with variable interest entities. This guidance addresses (1) the effects on certain provisions of GAAP as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the accounting and disclosures that do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. The adoption of this guidance did not have any impact to our consolidated financial statements.

In June 2009, we adopted guidance that establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the Financial Accounting Standards Board (FASB) issued additional guidance that requires Securities and Exchange Commission (SEC) filers to evaluate subsequent events through the date that the financial statements are issued. For SEC filers, this guidance also removed the disclosure requirement related to disclosing the date through which subsequent events have been evaluated. The adoption of this guidance did not have any impact on our consolidated financial statements.

In January 2010, the FASB issued guidance that requires additional disclosures and clarifies existing disclosure requirements related to fair value measurements. Effective January 1, 2010, we adopted the portion of this guidance related to disclosures for 1) transfers in and out of the Level 1 and 2 categories, 2) the level of disaggregation of assets and liabilities and 3) inputs and valuation techniques. The adoption of this guidance did not have any impact on our consolidated financial statements. The guidance related to expanded disclosure of activity in Level 3 fair value measurements is effective for financial statements for periods that begin after December 15, 2010. We are currently evaluating the impact of adoption, and, other than enhanced disclosures, do not expect it to have any impact to our consolidated financial statements.

In March 2010, the FASB issued guidance that clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. This new guidance requires that the only form of embedded credit derivatives that qualify for the exemption are credit derivatives related to the subordination of one financial instrument to another. This guidance is effective for financial statements for periods that begin after June 15, 2010. We are currently evaluating the impact of adoption of this guidance.

March 31, 2010

2. Investment Operations

Fixed Maturities and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Bonds:
Corporate securities	$5,218,257	$253,220	$(143,486)	$5,327,991
Residential mortgage-backed securities	1,952,897	32,198	(129,531)	1,855,564
Commercial mortgage-backed securities	771,482	33,878	(67,140)	738,220
Other asset-backed securities	373,015	1,166	(83,680)	290,501
Collateralized debt obligations	18,000	—	(14,693)	3,307
United States Government and agencies	128,561	5,114	(4,823)	128,852
State, municipal and other governments	2,058,012	15,074	(116,278)	1,956,808
Redeemable preferred stocks	5,000	—	(217)	4,783
Total fixed maturities	$10,525,224	$340,650	$(559,848)	$10,306,026

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,690	$(3,062)	$40,277
Common stocks	29,476	358	(1)	29,833
Total equity securities	$70,125	$3,048	$(3,063)	$70,110

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Bonds:
Corporate securities	$5,120,925	$195,581	$(226,617)	$5,089,889
Residential mortgage-backed securities	1,993,086	22,365	(142,041)	1,873,410
Commercial mortgage-backed securities	785,729	20,327	(85,933)	720,123
Other asset-backed securities	230,755	351	(98,233)	132,873
Collateralized debt obligations	27,541	—	(14,649)	12,892
United States Government and agencies	137,390	4,620	(2,543)	139,467
State, municipal and other governments	2,038,244	8,509	(155,500)	1,891,253
Redeemable preferred stocks	5,000	—	(306)	4,694
Total fixed maturities	$10,338,670	$251,753	$(725,822)	$9,864,601

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,436	$(4,648)	$38,437
Common stocks	21,622	109	(14)	21,717
Total equity securities	$62,271	$2,545	$(4,662)	$60,154

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired other asset-backed securities totaling $8.0 million at March 31, 2010 and $30.2 million at December 31, 2009, and residential mortgage-backed securities totaling $7.4 million at December 31, 2009.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

March 31, 2010

Available-For-Sale Fixed Maturity Securities by Maturity Date

	March 31, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$92,574	$94,162
Due after one year through five years	1,151,691	1,208,079
Due after five years through ten years	2,547,722	2,650,800
Due after ten years	3,630,843	3,463,917
	7,422,830	7,416,958
Residential mortgage-backed securities	1,952,897	1,855,564
Commercial mortgage-backed securities	771,482	738,220
Other asset-backed securities	373,015	290,501
Redeemable preferred stocks	5,000	4,783
	$10,525,224	$10,306,026

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net Unrealized Losses on Investments in Accumulated Other Comprehensive Loss

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Unrealized depreciation on:
Fixed maturities - available for sale	$(219,198)	$(474,069)
Equity securities - available for sale	(15)	(2,117)
Interest rate swaps	(303)	(362)
	(219,516)	(476,548)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	103,417	196,077
Deferred sales inducements	62,106	95,942
Value of insurance in force acquired	(138)	3,657
Unearned revenue reserve	(375)	(1,492)
Provision for deferred income taxes	19,085	63,837
	(35,421)	(118,527)
Proportionate share of net unrealized investment gains of equity investees	(3)	(3)
Net unrealized investment losses	$(35,424)	$(118,530)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($173.9) million for the three months ended March 31, 2010 and $39.9 million for the three months ended March 31, 2009. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive loss are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

March 31, 2010

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

Fixed Maturity Securities with Unrealized Losses by Length of Time

	March 31, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate securities	$322,549	$(10,069)	$1,216,026	$(133,417)	$1,538,575	$(143,486)
Residential mortgage-backed securities	47,032	(2,567)	1,004,466	(126,964)	1,051,498	(129,531)
Commercial mortgage-backed securities	20,076	(25)	160,700	(67,115)	180,776	(67,140)
Other asset-backed securities	69,624	(6,124)	112,701	(77,556)	182,325	(83,680)
Collateralized debt obligation	—	—	3,307	(14,693)	3,307	(14,693)
Unites States Government and agencies	54,620	(4,668)	14,682	(155)	69,302	(4,823)
State, municipal and other governments	536,501	(9,414)	769,493	(106,864)	1,305,994	(116,278)
Redeemable preferred stocks	—	—	4,783	(217)	4,783	(217)
Total fixed maturities	$1,050,402	$(32,867)	$3,286,158	$(526,981)	$4,336,560	$(559,848)

	December 31, 2009
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate securities	$314,304	$(13,717)	$1,577,140	$(212,900)	$1,891,444	$(226,617)
Residential mortgage-backed securities	53,341	(1,807)	1,025,010	(140,234)	1,078,351	(142,041)
Commercial mortgage-backed securities	8,110	(521)	242,414	(85,412)	250,524	(85,933)
Other asset-backed securities	18,386	(11,891)	104,784	(86,342)	123,170	(98,233)
Collateralized debt obligation	—	—	3,351	(14,649)	3,351	(14,649)
Unites States Government and agencies	63,528	(2,392)	14,684	(151)	78,212	(2,543)
State, municipal and other governments	762,644	(21,139)	777,542	(134,361)	1,540,186	(155,500)
Redeemable preferred stocks	—	—	4,694	(306)	4,694	(306)
Total fixed maturities	$1,220,313	$(51,467)	$3,749,619	$(674,355)	$4,969,932	$(725,822)

Included in the above tables are 795 securities from 553 issuers at March 31, 2010 and 953 securities from 651 issuers at December 31, 2009. The unrealized losses are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. The following summarizes the more significant unrealized losses by investment category as of March 31, 2010.

Corporate securities: The unrealized losses on corporate securities represent 25.6% of our total unrealized losses. The largest losses remain in the finance sector ($724.3 million carrying value and $90.8 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($349.4 million carrying value and $58.0 million unrealized loss), the life insurance ($95.7 million carrying value and $13.6 million unrealized loss) and the real estate investment trust ($206.9 million

March 31, 2010

carrying value and $12.8 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other sector containing our largest unrealized losses is basic industrial ($107.1 million carrying value and $15.3 million unrealized loss). The unrealized loss in this sector is generally due to spread widening attributable to issuers' weaker operating results. The unrealized losses in the remaining corporate sectors are attributable to some spread widening and also increases in yields since the time we acquired the securities. This movement does not necessarily reflect credit concerns, but rather normal volatility in interest rates and credit spreads.

Because we do not intend to sell or believe we will be required to sell these securities before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 23.1% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A and other risky mortgages. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 12.0% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 14.9% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and home equity loans. There were also downgrades and defaults of monoline bond insurers providing credit protection for underlying securities. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Collateralized debt obligation: The unrealized loss on collateralized debt obligation represents 2.6% of our total unrealized losses. Our investment in this synthetic collateralized debt obligation is backed by credit default swaps with no home equity exposure. We have stress tested this security and determined that future principal losses are not expected based on reasonably adverse conditions, as we believe the existing subordination is sufficient to maintain the value of our investment. In addition, we do not intend to sell or believe we will be required to sell this investment before its anticipated recovery of amortized cost, and therefore, do not consider it to be other-than-temporarily impaired at March 31, 2010.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 20.8% of our total unrealized losses, and were primarily caused by general spread widening, concerns regarding the future of the monoline bond insurers, the lack of printed underlying ratings on insured bonds and the market's uncertainty around the recession's impact on municipalities' income. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on the taxing authority of a municipality or the revenues of a municipal project. We do not consider these investments to be other-than-temporarily impaired at March 31, 2010 because the decline in fair value is primarily attributable to increased spreads and concerns regarding the stability of the monoline bond insurers rather than the underlying issuers. In addition, we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $14.7 million at March 31, 2010. The $14.7 million unrealized loss is from one CCC- rated collateralized debt obligation which has been impacted by the actual defaults in the collateral underlying the security. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $28.2 million at March 31, 2010. The $28.2 million unrealized loss from one issuer relates to nine different

March 31, 2010

securities that are backed by different pools of commercial mortgage loans. All but one of the nine securities are rated investment grade and the unrealized loss on the one non-investment grade security totaled $4.2 million. The largest unrealized loss on any one security is $6.5 million at March 31, 2010.

We also had $3.1 million of gross unrealized losses on equity securities with an estimated fair value of $22.0 million at March 31, 2010. The majority of the unrealized losses are attributable to perpetual preferred securities in the financial sector ($21.9 million carrying value and $3.1 million unrealized loss). These equity securities have been in an unrealized loss position for more than one year. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery; therefore we do not consider them to be other-than-temporarily impaired at March 31, 2010.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

	Three months ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$(98,545)	$(106,421)
Increases for which an impairment was not previously recognized	(6,548)	(17,186)
Increases to previously impaired investments	(1,474)	(3,570)
Reductions due to investments sold	22,894	32
Balance at end of period	$(83,673)	$(127,145)

Sales, Maturities and Principal Repayments on Fixed Maturity Securities

	Three months ended March 31, 2010
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds
	(Dollars in thousands)
Scheduled principal repayments and calls - available for sale	$104,308	$—	$—	$104,308
Sales - available for sale	85,254	5,057	(70)	90,241
Total	$189,562	$5,057	$(70)	$194,549

March 31, 2010

	Three months ended March 31, 2009
	Amortized Cost	Gross Realized Gains	Gross Realized Losses	Proceeds
	(Dollars in thousands)
Scheduled principal repayments and calls - available for sale	$96,427	$—	$—	$96,427
Sales - available for sale	133,224	2,068	(148)	135,144
Total	$229,651	$2,068	$(148)	$231,571

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

Valuation Allowance on Mortgage Loans

	Three months ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$725	$—
Allowances established	—	865
Balance at end of period	$725	$865

3. Derivative Instruments

We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $50.0 million at March 31, 2010 and $100.0 million at December 31, 2009. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates. The interest rate settlements decreased derivative income $~~0.7~~ million for the first quarter of 2010 and $1.2 million in the 2009 period. The change in unrealized loss on these swaps increased derivative income $0.3 million for the first quarter of 2010 and $0.5 million in the 2009 period.

We also have one interest rate swap that we entered into to hedge the variable component of the interest rate on a $46.0 million line of credit borrowing. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). Prior to 2009, the change in fair value of the swap was included in accumulated other comprehensive loss. The interest rate settlements decreased derivative income $0.5 million for the first quarter of 2010 and $0.4 million in the 2009 period. The change in unrealized loss on this swap increased derivative income $0.5 million for the first quarter of 2010. Derivative income (loss) for the the 2009 period includes the unrealized loss on the swap at December 31, 2008 of $2.7 million which was previously included in accumulated other comprehensive loss, partially offset by the swap's increase in fair value during the period, which totaled $0.3 million.

March 31, 2010

Summary of Swaps
				Carrying and Fair Value
Maturity Date	Notional Amount	Receive Rate	Pay Rate	March 31, 2010	December 31, 2009
				(Dollars in thousands)
1/1/2010	$50,000	3 month LIBOR*	4.858%	$—	$(18)
10/7/2010	46,000	3 month LIBOR*	4.760%	(1,066)	(1,521)
6/1/2011	50,000	1 month LIBOR*	5.519%	(2,860)	(3,241)
				$(3,926)	$(4,780)

* London Interbank Offered Rate

When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at March 31, 2010 or December 31, 2009.

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

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $60.9 million at March 31, 2010 and $44.0 million at December 31, 2009. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $31.7 million at March 31, 2010 and $29.3 million at December 31, 2009. Derivative income (loss) includes $23.0 million in the first quarter of 2010 and ($21.7) million for the 2009 period relating to call option proceeds and changes in fair value.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled $26.1 million for the first quarter of 2010 and ($8.7) million for the 2009 period.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $1.4 million at March 31, 2010 and $1.6 million at December 31, 2009. The fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was $0.1 million at March 31, 2010 and $0.2 million at December 31, 2009. Derivative income (loss) from our modified coinsurance contracts totaled ($0.3) million for the first quarter of 2010 and $0.6 million for the 2009 period.

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

March 31, 2010

management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions of what a market participant would consider for the fair value, which involves a significant degree of judgment.

Volatile and illiquid market conditions in the early part of 2009 affected pricing for a broad range of asset classes and most fixed-income sectors. Market conditions improved substantially through year-end 2009 and into 2010. However, certain market sectors remain somewhat dislocated, increasing the difficulty in valuing certain instruments, as trading has been less frequent and/or market data less observable. As a result, certain valuations require greater estimation and judgment as well as more complex valuation methods. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified.

We used the following methods and assumptions in estimating the fair value of our financial instruments.

Fixed maturity securities: Fair values of fixed maturity securities are based on quoted market prices in active markets when available. We have valued these investments using the valuation methodologies described below.

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

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

March 31, 2010

Fair Values and Carrying Values

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$10,306,026	$10,306,026	$9,864,601	$9,864,601
Equity securities - available for sale	70,110	70,110	60,154	60,154
Mortgage loans on real estate	1,286,214	1,268,481	1,293,936	1,257,980
Derivative instruments	60,880	60,880	44,023	44,023
Policy loans	168,035	204,062	168,736	205,453
Other long-term investments	1,875	1,875	1,882	1,882
Cash and short-term investments	262,929	262,929	214,832	214,832
Reinsurance recoverable	33,201	33,201	31,080	31,080
Assets held in separate accounts	726,825	726,825	702,073	702,073

Liabilities
Future policy benefits	$9,609,642	$8,778,297	$9,392,402	$8,397,026
Other policyholders' funds	674,987	661,700	670,653	645,995
Long-term debt	371,105	305,471	371,084	280,828
Other liabilities	3,926	3,926	4,780	4,780
Liabilities related to separate accounts	726,825	707,380	702,073	682,438

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

March 31, 2010

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

Valuation of our Financial Instruments Reported at Fair Value by Hierarchy Levels

	March 31, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,142,574	$185,417	$5,327,991
Residential mortgage-backed securities	—	1,849,639	5,925	1,855,564
Commercial mortgage-backed securities	—	715,347	22,873	738,220
Other asset-backed securities	—	270,988	19,513	290,501
Collateralized debt obligations	—	—	3,307	3,307
United States Government and agencies	63,890	50,280	14,682	128,852
State, municipal and other governments	—	1,835,817	120,991	1,956,808
Redeemable preferred stocks	—	4,783	—	4,783
Non-redeemable preferred stocks	—	32,985	7,292	40,277
Common stocks	2,947	26,886	—	29,833
Derivative instruments	—	60,880	—	60,880
Other long-term investments	—	—	1,875	1,875
Cash and short-term investments	262,929	—	—	262,929
Reinsurance recoverable	—	33,201	—	33,201
Assets held in separate accounts	726,825	—	—	726,825

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$538,342	$538,342
Other liabilities	—	3,926	—	3,926

March 31, 2010

	December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$4,901,409	$188,480	$5,089,889
Residential mortgage-backed securities	—	1,873,410	—	1,873,410
Commercial mortgage-backed securities	—	688,636	31,487	720,123
Other asset-backed securities	—	109,925	22,948	132,873
Collateralized debt obligations	—	—	12,892	12,892
United States Government and agencies	69,527	55,257	14,683	139,467
State, municipal and other governments	—	1,780,546	110,707	1,891,253
Redeemable preferred stocks	—	4,694	—	4,694
Non-redeemable preferred stocks	—	31,038	7,399	38,437
Common stocks	2,685	19,032	—	21,717
Derivative instruments	—	44,023	—	44,023
Other long-term investments	—	—	1,882	1,882
Cash and short-term investments	214,832	—	—	214,832
Reinsurance recoverable	—	31,080	—	31,080
Assets held in separate accounts	702,073	—	—	702,073

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$502,067	$502,067
Other liabilities	—	4,780	—	4,780

Approximately 3.6% of the total fixed maturities are included in the Level 3 group at March 31, 2010 and 3.9% at December 31, 2009. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.3 million at March 31, 2010 and December 31, 2009. Our nonperformance risk decreased the fair value of our reported liabilities $97.2 million at March 31, 2010 and $108.5 million at December 31, 2009.

Level 3 Fixed Maturity Securities by Valuation Source

	March 31, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$128,379	$57,038	$185,417
Residential mortgage-backed securities	5,925	—	5,925
Commercial mortgage-backed securities	18,507	4,366	22,873
Other asset-backed securities	19,513	—	19,513
Collateralized debt obligations	3,307	—	3,307
United States Government and agencies	—	14,682	14,682
State, municipal and other governments	120,991	—	120,991
Total	$296,622	$76,086	$372,708
Percent of total	79.6%	20.4%	100.0%

March 31, 2010

	December 31, 2009
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$151,056	$37,424	$188,480
Commercial mortgage-backed securities	26,761	4,726	31,487
Other asset-backed securities	22,948	—	22,948
Collateralized debt obligations	12,892	—	12,892
United States Government and agencies	14,683	—	14,683
State, municipal and other governments	110,707	—	110,707
Total	$339,047	$42,150	$381,197
Percent of total	88.9%	11.1%	100%

Level 3 Financial Instruments Changes in Fair Value - Assets

	March 31, 2010
	Balance, December 31, 2009	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, March 31, 2010
	(Dollars in thousands)
Corporate securities	$188,480	$(1,751)	$6,998	$(8,350)	$40	$185,417
Residential mortgage-backed securities	—	5,925	—	—	—	5,925
Commercial mortgage-backed securities	31,487	(324)	1,295	(9,500)	(85)	22,873
Other asset-backed securities	22,948	(377)	1,068	(4,322)	196	19,513
Collateralized debt obligations	12,892	(10,200)	615	—	—	3,307
United States Government and agencies	14,683	—	(4)	—	3	14,682
State, municipal and other governments	110,707	4,879	5,412	—	(7)	120,991
Non-redeemable preferred stocks	7,399	—	(107)	—	—	7,292
Other long-term investments	1,882	—	—	—	(7)	1,875
Total	$390,478	$(1,848)	$15,277	$(22,172)	$140	$381,875

	March 31, 2009
	Balance, December 31, 2008	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, March 31, 2009
	(Dollars in thousands)
Corporate securities	$642,234	$(10,811)	$(3,474)	$(455,128)	$(34)	$172,787
Residential mortgage-backed securities	70,003	—	9,049	9,224	16	88,292
Commercial mortgage-backed securities	24,122	(301)	1,067	(5,590)	(3)	19,295
Other asset-backed securities	17,201	(637)	(2,572)	2,231	3	16,226
Collateralized debt obligations	7,414	—	(1,976)	—	(1)	5,437
United States Government and agencies	1,928	—	—	—	—	1,928
State, municipal and other governments	140,189	(54)	(4,287)	(19,999)	(5)	115,844
Redeemable preferred stocks	4,526	—	—	—	—	4,526
Non-redeemable preferred stocks	—	—	—	—		—
Other long-term investments	1,527	—	—	—	54	1,581
Total	$909,144	$(11,803)	$(2,193)	$(469,262)	$30	$425,916

March 31, 2010

(1)
For the 2010 period, the net transfers in (out) line above includes $22.2 million of securities that were priced using a broker only quote at December 31, 2009 and transferred to a pricing service that uses observable market data in the prices at March 31, 2010. For the 2009 period, net transfers in (out) includes $535.4 million of securities that were priced using a broker only quote at December 31, 2008 but transferred to a pricing service that uses observable market data in the prices. The 2009 period also includes $66.1 million that were transferred into Level 3 but did not have enough observable data to include in Level 2 at December 31, 2009.

The change in unrealized gains/losses on Level 3 investments was $18.6 million for the three months ended March 31, 2010 and ($2.2) million for the three months ended March 31, 2009.

Level 3 Financial Instruments Changes in Fair Value - Future Policy Benefits

	Three months ended March 31
	2010	2009
	(Dollars in thousands)
Index Product Embedded Derivatives
Balance, beginning of period	$502,067	$523,515
Premiums less benefits, net	(8,869)	(20,558)
Impact of unrealized gains (losses), net	45,144	(55,734)
Balance, end of period	$538,342	$447,223

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$45,144	$(55,734)
(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

5. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations totaled $1.4 million for the three months ended March 31, 2010 and $2.0 million for the three months ended March 31, 2009. Pension cost is lower than 2009 primarily due to improved asset returns and the impact of certain cost savings measures implemented in 2009.

Components of Net Periodic Pension Cost for all Employers in the Multiemployer Plans
	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Service cost	$1,828	$1,860
Interest cost	3,558	3,890
Expected return on assets	(3,166)	(2,997)
Amortization of prior service cost	182	185
Amortization of actuarial loss	1,741	2,216
Settlement expense	(148)	96
Net periodic pension cost - all employees	$3,995	$5,250

6. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits against EquiTrust Life Insurance Company (EquiTrust Life) alleging claims as described below. We believe that many of the asserted claims will be defeated by dispositive motions. We remain optimistic that class certification will also be defeated in these actions. However, the court has a great deal of discretion in deciding whether to certify a class, and it is impossible to accurately predict how the court will rule on such a

March 31, 2010

motion. Other theories of potential liability may develop as these cases progress. This is especially true as plaintiffs continue to alter their theories of liability during discovery. Given these uncertainties, we are unable to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to the extent the matters proceed through litigation.

The first case is Tabares v. EquiTrust Life Insurance Company, et al , filed in Los Angeles Superior Court on May 5, 2008, Case No. BC390195. Tabares is a purported California class action on behalf of all persons who purchased certain deferred annuities from EquiTrust Life. The complaint asserts a sub-class of purchasers that were age 60 or older at the time of purchasing those annuities from EquiTrust Life. Plaintiffs seek injunctive relief on behalf of all class members under California Business & Professions Code Section 17200 et seq., compensatory damages for breach of contract and punitive damages under a common law cause of action for fraud.

The second case is Eller v. EquiTrust Life Insurance Company, et al , filed in United States District Court, District of Arizona, on January 12, 2009, Case No. 4:09-cv-00029 DCB. This purported national class action includes all persons who purchased EquiTrust Life index annuities, with one sub-class for all persons age 65 and older that purchased an EquiTrust Life index annuity contract with a maturity date beyond the annuitant's actuarial life expectancy; and a 17-state sub-class under various consumer protection and unfair insurance practices statutes. This case seeks rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members, compensatory damages, unjust enrichment and punitive damages.

In 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded Farm Bureau Life Insurance Company (Farm Bureau Life) and Farm Bureau Property & Casualty Insurance Company (Farm Bureau Property & Casualty) actual damages totaling $3.6 million and punitive damages totaling $62.7 million. Approximately 25% of the award is allocable to Farm Bureau Life with the remaining 75% allocable to Farm Bureau Property & Casualty. In 2009, the court ruled on various post trial motions, upholding the actual damages, but reducing the punitive damages to $3.6 million. The defendants have appealed this decision and Farm Bureau Life and Farm Bureau Property & Casualty have cross-appealed. All briefs were submitted to the 10th Circuit Court of Appeals and oral arguments were held on May 4, 2010. Recoveries from third parties are required to be accounted for as gain contingencies and are not recorded in our financial statements until the lawsuit is resolved.

In 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation, which was filed in the Federal District Court in Wyoming, regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We have filed lawsuits in the Polk County District Court of Iowa against the insurer and the insurance broker to recover those damages. We received an adverse ruling in the case against the insurer at the district court level, which was subsequently affirmed by the Iowa Supreme Court in April 2010. We retain our cause of action against the broker for failure to provide timely notice of our claim to said insurers and believe the claim is valid. Any recoveries will be recorded in net income in the period the recovery is received.

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

We self-insure our employee health and dental claims. However, claims in excess of our self-insurance levels are fully insured. We fund insurance claims through a self-insurance trust. Deposits to the trust are made at an amount equal to our best estimate of claims incurred during the period and a liability is established at each balance sheet date for unpaid claims. Adjustments, if any, resulting in changes in the estimate of claims incurred will be reflected in operations in the periods in which such adjustments are known.

March 31, 2010

7. Earnings (Loss) per Share

Computation of Earnings (Loss) per Common Share
	Three months ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income (loss) attributable to FBL Financial Group, Inc.	$18,021	$(1,490)
Dividends on Series B preferred stock	(38)	(38)
Numerator for earnings (loss) per common share - income available to common stockholders	$17,983	$(1,528)
Denominator:
Weighted average shares	30,104,281	29,850,768
Deferred common stock units relating to deferred compensation plans	174,796	107,035
Denominator for earnings (loss) per common share - weighted average shares	30,279,077	29,957,803
Effect of dilutive securities - stock-based compensation	252,509	—
Denominator for dilutive earnings (loss) per common share - adjusted weighted-average shares	30,531,586	29,957,803

Earnings (loss) per common share	$0.59	$(0.05)
Earnings (loss) per common share - assuming dilution	$0.59	$(0.05)

Stock options totaling 2,033,294 for the three-month period ended March 31, 2010 and 3,060,758 for the 2009 period were excluded from the earnings (loss) per share computation as these stock options were anti-dilutive.

8. Segment Information

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for 2010 and 2009 represents net income (loss) excluding, as applicable, the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

We use operating income (loss), in addition to net income (loss), to measure our performance since realized and unrealized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income (loss). Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives and interest rate swaps, the derivatives are marked to market, but the associated liabilities are not marked to market. A view of our operating performance without the impact of these mismatches and nonrecurring items enhances the analysis of our results. We use operating income for goal setting, determining company-wide short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

March 31, 2010

Financial Information Concerning our Operating Segments

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$40,774	$36,660
Traditional Annuity - Independent Distribution	112,263	91,133
Traditional and Universal Life Insurance	83,547	86,132
Variable	16,915	16,145
Corporate and Other	4,999	5,598
	258,498	235,668
Realized gains (losses) on investments (A)	(3,291)	(19,680)
Change in net unrealized gains/losses on derivatives (A)	14,192	7,490
Consolidated revenues	$269,399	$223,478

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$11,890	$6,826
Traditional Annity - Independent Distribution	7,643	(127)
Traditional and Universal Life Insurance	11,111	15,443
Variable	3,540	(3,825)
Corporate and Other	(4,116)	(6,628)
	30,068	11,689
Income taxes on operating income	(9,770)	(3,821)
Realized gains/losses on investments (A)	(1,319)	(11,040)
Change in net unrealized gains/losses on derivatives (A)	(958)	1,682
Consolidated net income (loss) attributable to FBL Financial Group, Inc.	$18,021	$(1,490)

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at March 31, 2010 and December 31, 2009 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

March 31, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section includes a summary of FBL Financial Group, Inc.'s consolidated results of operations, financial condition and where appropriate, factors that management believes may affect future performance. Unless noted otherwise, all references to FBL Financial Group, Inc. (we or the Company) include all of its direct and indirect subsidiaries, including its primary life insurance subsidiaries, Farm Bureau Life Insurance Company (Farm Bureau Life) and EquiTrust Life Insurance Company (EquiTrust Life) (collectively, the Life Companies). Please read this discussion in conjunction with the accompanying consolidated financial statements and related notes. In addition, we encourage you to refer to our 2009 Form 10-K for a complete description of our significant accounting policies and estimates. Familiarity with this information is important in understanding our financial position and results of operations.

This Form 10-Q includes statements relating to anticipated financial performance, business prospects, new products, and similar matters. These statements and others, which include words such as "expect", "anticipate", "believe", "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. See Part 1A, Risk Factors, of our 2009 Annual Report on Form 10-K for additional information on the risks and uncertainties that may affect the operations, performance, development and results of our business.

Impact of Recent Business Environment

The improvement in the financial markets that began in the latter half of 2009 continued into 2010, although at a more modest pace. The overall stock market continued to rise through the first quarter of 2010, while fixed income credit spreads narrowed further. Interest rates remain relatively low, with the Federal Reserve currently setting short-term rates near 0.0% and the 10-year Treasury yielding less than 4.0%.

U.S. Gross Domestic Product (GDP) grew 2.2% and 5.6% annualized for the third and fourth quarter of 2009, respectively. Economists currently expect GDP to grow approximately 3.0% in both 2010 and 2011. The economy recorded job growth in March and should continue to support job growth in the near future. The level of unemployment remains high and the pace and extent of job growth will determine how robust the overall economic recovery will be. The housing market experienced a slowdown in the recent winter months but will likely remain supported by government tax credits, relatively low mortgage rates and overall high affordability.

Our business generally benefits from moderate to strong economic expansion. Conversely, a lackluster economic recovery characterized by higher unemployment, lower family income, lower consumer spending, muted corporate earnings growth and lower business investment could adversely impact the demand for our products in the future. We also may experience a higher incidence of claims, lapses or surrenders of policies. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows or financial condition.

The fixed-income markets continued to improve modestly in the first quarter of 2010 following the strong recovery experienced throughout 2009. Liquidity remains favorable as investors rapidly acquire new issues across both investment grade and high yield bond segments. Within the corporate credit sector, defaults and downgrades have begun to decline, suggesting an improvement in credit conditions. Investor demand and improving fundamentals have caused substantial spread tightening across most fixed-income sectors, including the asset-backed and commercial mortgage-backed securities markets.

The carrying value of our investments improved throughout the quarter as a result of the continued narrowing in spreads. However, unrealized losses remain in many asset sectors. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 2 to our consolidated financial statements for details on the nature of our unrealized loss position and Note 4 for discussion of our valuation methods.

Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offered a market value adjustment (MVA) feature based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S.

March 31, 2010

Treasury interest rates are less than the rates in effect when a contract is issued. The unprecedented low U.S. Treasury yields in early 2009 provided an environment where contract holders were able to surrender with smaller net charges, which significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter of 2009 and continued declining throughout the remainder of 2009 to expected levels in the fourth quarter of 2009. Surrender activity during the first quarter of 2010 continued at or below expected levels.

We maintain capital levels in accordance with certain statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. As a result of the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. In addition, our capital levels were negatively impacted during 2008 and 2009 as a result of the increased surrender activity and realized and unrealized losses on our investments. During 2008 and 2009, we took rate and other actions to reduce sales of new annuity contracts at EquiTrust Life and modified contract terms on many products and implemented a new commission structure to preserve our capital position. In addition, we took other actions to restore our capital levels during 2009, such as the sale of a block of coinsured business in the fourth quarter. In 2010, we are continuing to monitor and take actions to further strengthen our capital position. See the "Liquidity and Capital Resources" section below for additional details regarding our capital position.

Results of Operations for the Periods Ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Revenues	$269,399	$223,478
Benefits and expenses	244,532	226,335
	24,867	(2,857)
Income taxes	(7,955)	1,256
Equity income	1,095	73
Net income (loss)	18,007	(1,528)
Net loss attributable to noncontrolling interest	14	38
Net income (loss) attributable to FBL Financial Group, Inc.	$18,021	$(1,490)

Earnings (loss) per common share	$0.59	$(0.05)
Earnings (loss) per common share - assuming dilution	$0.59	$(0.05)

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity - Exclusive Distribution	$78,684	$96,368
Traditional Annuity - Independent Distribution	47,336	324,699
Traditional and Universal Life Insurance	52,051	49,860
Variable Annuity and Variable Universal Life (1)	30,450	26,180
Reinsurance assumed and other	390	2,936
Total	$208,911	$500,043

Direct life insurance in force, end of quarter (in millions)	$46,582	$43,993
Life insurance lapse rates	6.9%	7.1%
Withdrawal rates - individual traditional annuity:
Exclusive Distribution	4.1%	4.9%
Independent Distribution	6.8%	20.8%
(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

Premiums collected is not a measure used in financial statements prepared in accordance with GAAP. There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents.

March 31, 2010

Direct Traditional Annuity - Exclusive Distribution premiums collected segment decreased for the three-month period in 2010 primarily due to the strong recovery of the fixed-income markets throughout 2009, making other competing investment options relatively more attractive to our customers than they were in 2009. Direct premiums collected in the Traditional Annuity - Independent Distribution segment decreased in 2010 as a result of the continuing impact of rate and other actions taken to preserve capital. Variable premiums collected tend to vary with volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.

The withdrawal rate for the Traditional Annuity - Independent Distribution segment increased in 2009 primarily due to the impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. Additional details on this feature are discussed above in the "Impact of Recent Business Environment" section.

Net Income (Loss) Attributable to FBL Financial Group, Inc.

Net income (loss) attributable to FBL Financial Group, Inc. (FBL Net Income (Loss)) was $18.0 million in the first quarter of 2010 compared to ($1.5) million for the 2009 period. As discussed in detail below, the increase in the first quarter was primarily due to a decrease in impairment losses on investments, the impact of reduced surrender activity from our EquiTrust Life independent distribution and improved spreads earned. In addition, results for the first quarter of 2010 benefited from lower expenses and an increase in the volume of Farm Bureau Life's business in force. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income (Loss).

Spreads Earned on our Universal Life and Individual Annuity Products

	Three months ended March 31,
	2010	2009
Weighted average yield on cash and invested assets	6.09%	6.15%
Weighted average interest crediting rate/index cost	3.72%	3.98%
Spread	2.37%	2.17%

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

Impact of Operating Adjustments on FBL Net Income (Loss)

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Realized losses on investments	$(3,293)	$(19,670)
Change in net unrealized gains/losses on derivatives	(11,864)	16,159
Change in amortization of:
Deferred policy acquisition costs	6,680	(6,850)
Deferred sales inducements	4,996	(4,031)
Value of insurance in force acquired	(24)	5
Unearned revenue reserve	2	(10)
Income tax offset	1,226	5,039
Net impact of operating income adjustments	$(2,277)	$(9,358)

March 31, 2010

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(1,319)	$(11,040)
Change in net unrealized gains/losses on derivatives	(958)	1,682
Net impact of operating income adjustments	$(2,277)	$(9,358)
Net impact per share - basic	$(0.08)	$(0.31)
Net impact per share - assuming dilution	$(0.07)	$(0.31)

As noted in the "Segment Information" section that follows, we use both net income (loss) and operating income (loss) to measure our operating results. Operating income for the periods covered by this report equals net income (loss), excluding the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives. Our rationale for excluding these items from operating income is also explained in Note 8 to our consolidated financial statements.

Changes in FBL Net Income (Loss)

Three months ended
March 31,
2010 vs. 2009
(Dollars in thousands)

Premiums and product charges	$(9,846)
Net investment income	(5,980)
Derivative income (loss)	46,937
Realized gains (losses) on investments	16,377
Other income and other expenses	(891)
Interest sensitive and index products benefits and change in value of index product embedded derivative	(42,473)
Traditional life insurance policy benefits	(5,239)
Underwriting, acquisition and insurance expenses	28,025
Interest expense	814
Income taxes	(9,211)
Noncontrolling interest and equity income	998
Total change in FBL Net Income (Loss)	$19,511

A detailed discussion of changes in FBL Net Income (Loss) follows.

Premiums and Product Charges

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$30,003	$41,140
Traditional life insurance premiums	39,245	37,954
Total	$69,248	$79,094

Premiums and product charges decreased 12.4% in the first quarter of 2010 to $69.2 million primarily due to a reduction in surrender charges on annuity products. In addition, premium and product charges declined as a result of the sale of a block of coinsured business in the fourth quarter of 2009. Surrender charges totaled $7.0 million in the three months ended March 31, 2010 and $17.9 million in the 2009 period. Net surrender charges decreased on certain products sold by our EquiTrust Life independent distribution as noted in the "Impact of Recent Business Environment" section above.

March 31, 2010

Surrender Charges on EquiTrust Life Direct Fixed Annuity Contracts

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Surrender charges:
Gross surrender charges	$6,637	$64,609
Market value adjustments	(1,759)	(49,771)
Net surrender charges	$4,878	$14,838

Traditional life insurance premiums increased due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders. Our average aggregate traditional life insurance in force, net of reinsurance ceded, totaled $25,245.7 million for the three-month period in 2010 and $23,203.4 million for the three-month period in 2009. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, decreased 3.2% in the first quarter of 2010 to $178.1 million. The decrease for the quarter is primarily due to the decrease in average invested assets and a decrease in short-term interest rates. Average invested assets in the three-month period of 2010 decreased 2.1% to $12,186.8 million (based on securities at amortized cost) from $12,446.5 million in the 2009 period, principally due to the net cash outflows from EquiTrust Life, partially offset by net cash inflows from Farm Bureau Life during the fifteen-month period ended March 31, 2010. EquiTrust Life had net cash outflows in 2009 due to the reduction in sales to preserve capital, increased surrender activity from the independent distribution channel and assets transferred in connection with the sale of a block of coinsured business. The annualized yield earned on average invested assets decreased to 6.02% in the three months ended March 31, 2010 from 6.09% in the respective 2009 period. The decrease in yield is primarily due to holding higher cash and short-term investment balances and a reduction in short-term interest rates. The yield on our primary short-term investment account was less than 0.01% at March 31, 2010 compared to 0.19% at March 31, 2009.

Fee income from bond calls, tender offers and mortgage loan prepayments totaled $0.4 million in the three months ended March 31, 2010 compared to $0.1 million in the respective 2009 period. Net investment income also includes less than $0.1 million in the three months ended March 31, 2010 compared to $1.3 million in the 2009 respective period representing the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period. See the "Financial Condition - Investments" section that follows for a description of how changes in prepayment speeds impact net investment income.

Derivative Income (Loss)

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$31,304	$227
Change in the difference between fair value and remaining option cost at beginning and end of period	13,733	8,804
Cost of money for call options	(22,018)	(30,742)
	23,019	(21,711)
Other	(683)	(2,890)
Total	$22,336	$(24,601)

Gains received at expiration increased in the first quarter of 2010 as a result of increases in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also increased in 2010, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair

March 31, 2010

value and remaining option cost at beginning and end of period increased derivative income in 2010 primarily due to the change in the S&P 500 Index compared to the strike price of the outstanding options.

The cost of money for call options decreased primarily due to a decrease in the volume of business in force, a decrease in the cost of hedging programs on our direct and assumed business and a decrease in the overhedged position on our direct business. The average aggregate account value of index annuities in force, which has decreased due to increased surrender activity from the independent distribution channel and run-off of assumed business, totaled $4,095.4 million for the first quarter of 2010 compared to $4,686.6 million for the respective 2009 period.

Other derivative income (loss) is comprised of income or loss from the embedded derivatives included in our modified coinsurance contracts and interest rate swaps relating to certain deferred annuity contracts. Derivative income (loss) also includes unrealized gains (losses) on the interest rate swap that previously hedged our line of credit, which totaled $0.5 million for the first quarter of 2010 and ($2.4) million for the 2009 period. Derivative income (loss) will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

Realized Gains (Losses) on Investments

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$5,073	$2,099
Realized losses on sales	(344)	(148)
Total other-then-temporary impairment charges	(27,154)	(31,127)
Net realized investment losses	(22,425)	(29,176)
Non-credit losses included in accumulated other comprehensive loss	19,132	9,506
Total reported in statements of operations	$(3,293)	$(19,670)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" for details regarding our unrealized gains and losses on available-for-sale securities at March 31, 2010 and December 31, 2009.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other than temporary, the security is written down to its fair value and a portion of the write-down attributable to non-credit factors is recognized in accumulated other comprehensive loss. See additional details regarding the non-credit portion of the write-downs and our methodology for evaluating investments for other-than-temporary impairment in Note 2 to our consolidated financial statements.

Investment Impairments Recognized in FBL Net Income (Loss) Individually Exceeding $0.5 Million

General Description	Impairment Loss	Circumstance
	(Dollars in thousands)
Three months ended March 31, 2010:

Other asset-backed securities	$5,438	Projected losses indicate a shortfall could occur in the near future and the underlying insurance that was expected to absorb losses was deemed to be less valuable during the period.
Other asset-backed security	1,110	The monoline insurer discontinued supporting this issue ending insurance payments that were absorbing losses on the security.
Collateralized bond obligation	663	Defaults of the underlying collateral supporting this issue increased and the present value of future cash flows decreased.
Other asset-backed security	591	Rating declines occurred, defaults of the underlying collateral supporting this issue increased and the present value of future cash flows decreased.

March 31, 2010

Three months ended March 31, 2009:

Major paper manufacturing company	$6,630	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Real estate investment trust	6,299	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Major printing & publishing company	4,764	Rating declines occurred due to expected revenue declines which could result in a future covenant violation.
Other asset-backed securities	1,095	Rating declines occurred on the monoline insurer supporting these issues. Financial recoveries are fully dependent on the insurer.
Collateralized bond obligation	636	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Reinsurance carrier	586	Rating declines occurred and near term solvency became a concern.
Other asset-backed security	550	Rating declines occurred, delinquencies increased and credit support from the lower tranches stopped increasing.

Negative trends in the industries listed above were considered in our analysis, which is done on an issue-by-issue basis. No additional write-downs were deemed necessary for other material investments in those industries.

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

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$75,557	$79,160
Index credits	32,566	1,345
Amortization of deferred sales inducements	4,338	19,336
Interest sensitive death benefits	9,723	14,595
	122,184	114,436
Change in value of index product embedded derivatives	26,056	(8,669)
Total	$148,240	$105,767

Interest sensitive and index product benefits and change in value of index product embedded derivatives increased 40.2% in the first quarter of 2010 to $148.2 million, primarily due to the impact of the change in value of index product embedded derivatives and market appreciation of the indices backing the index annuities, partially offset by the impact of operating adjustments and a reduction in the weighted average interest crediting rate/index cost. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.72% for the three-month period in 2010 period and 3.98% for the 2009 period. See the "Segment Information" section that follows for additional details on our spreads.

As discussed above under "Derivative Income (Loss)" above, the change in the amount of index credits is impacted by the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivatives is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivatives is also impacted by the timing of the posting of index credits and changes in

March 31, 2010

reserve discount rates and assumptions used in estimating future call option costs.

The decrease in amortization of deferred sales inducements is primarily due to the impact of unrealized gains/losses on derivatives, as described above in the "Impact of Operating Adjustments on FBL Net Income (Loss)," and the impact of decreased surrender activity from the EquiTrust Life independent distribution channel. Amortization of deferred sales inducements on interest sensitive and index products, excluding the impact of operating adjustments, totaled $9.3 million for the first quarter of 2010 and $15.3 million for the first quarter of 2009.

Traditional Life Insurance Policy Benefits

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$27,568	$22,104
Increase in traditional life future policy benefits	9,741	9,718
Distributions to participating policyholders	4,673	4,921
Total	$41,982	$36,743

Traditional life insurance benefits increased 14.3% in the first quarter of 2010 to $42.0 million. The increase in 2010 is primarily due to an increase in death benefits, which totaled $17.8 million in the first quarter of 2010, compared to $12.7 million in the 2009 period. The increase in traditional life insurance benefits is partially offset by a decrease in interest sensitive death benefits noted above. In total, mortality experience was comparable quarter to quarter. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies.

Underwriting, Acquisition and Insurance Expenses

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,767	$3,573
Amortization of deferred policy acquisition costs	20,776	47,440
Amortization of value of insurance in force acquired	576	741
Other underwriting, acquisition and insurance expenses, net of deferrals	18,819	20,209
Total	$43,938	$71,963

Underwriting, acquisition and insurance expenses decreased 38.9% in the first quarter of 2010 to $43.9 million. Amortization of deferred policy acquisition costs in the first quarter decreased primarily due the net impact of operating adjustments as detailed under "Impact of Operating Adjustments on FBL Net Income," the impact of surrender activity from the EquiTrust Life independent distribution channel and improved market performance in separate accounts. Amortization of deferred policy acquisition costs on our EquiTrust Life distribution channel, excluding the impact of operating adjustments, totaled $12.0 million in the first quarter of 2010, compared to $20.6 million in the first quarter of 2009.

Other underwriting, acquisition and insurance expenses decreased for the first quarter of 2010 primarily due to implementation of cost saving measures as announced in the first quarter of 2009. During the first quarter 2009, we incurred $1.7 million of one-time charges associated with the implementation of these initiatives.

Interest Expense

Interest expense decreased 11.7% to $6.1 million in the first quarter of 2010, primarily due to a decrease in our average debt outstanding. The average debt outstanding decreased to $371.1 million for the three months ended March 31, 2010 from $400.9 million for the 2009 period due to the pay-off of our $60.0 million revolving line of credit borrowings in February 2009.

March 31, 2010

Income Taxes

Income tax expense (benefit) totaled $8.0 million in the first quarter of 2010 and ($1.3) million for the 2009 period. The effective tax rate was 32.0% for the first quarter of 2010 and 44.0% for the 2009 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income. The permanent differences between book and tax income increase the effective rate when there is a net loss and decrease the effective rate when there is a net gain. Permanent differences had a greater impact on the effective rates in 2009 due to realized losses on investments reducing the size of the income or loss for the period relative to the size of the permanent differences.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $1.1 million for the first quarter of 2010 and $0.1 million for the 2009 period. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended March 31, 2010 and 2009 represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

The impact of realized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income (loss), in addition to net income (loss), to measure our performance is summarized in Note 9 to the consolidated financial statements.

March 31, 2010

Reconciliation of Net Income (Loss) to Pre-tax Operating Income

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Net income (loss) attributable to FBL Financial Group, Inc.	$18,021	$(1,490)
Net impact of operating income adjustments (1)	2,277	9,358
Income taxes on operating income	9,770	3,821
Pre-tax operating income	$30,068	$11,689

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$11,890	$6,826
Traditional Annuity - Independent Distribution	7,643	(127)
Traditional and Universal Life Insurance	11,111	15,443
Variable	3,540	(3,825)
Corporate and Other	(4,116)	(6,628)
	$30,068	$11,689

(1)	See "Net Income (Loss) Attributable to FBL Financial Group, Inc." above for additional details on our operating income adjustments.

A discussion of our operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$125	$248
Net investment income	41,151	37,669
Derivative loss	(502)	(1,257)
	40,774	36,660
Benefits and expenses	28,884	29,834
Pre-tax operating income	$11,890	$6,826

Other data
Annuity premiums collected, direct	$78,684	$96,368
Policy liabilities and accruals, end of period	2,763,681	2,408,797

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	6.26%	6.11%
Weighted average interest crediting rate/index costs	3.69%	3.98%
Spread	2.57%	2.13%

Individual traditional annuity withdrawal rate	4.1%	4.9%

Pre-tax operating income for the Exclusive Annuity segment increased 74.2% in the first quarter of 2010 to $11.9 million

March 31, 2010

primarily due to increases in spreads earned and the volume of business in force. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,876.7 million for the three months ended March 31, 2010 and $1,670.2 million for the 2009 period.

Benefits and expenses decreased due to a $1.6 million decrease in amortization of deferred policy acquisition costs primarily due to changes in earned rates and expected profits on the underlying business.

Premiums collected decreased 18.4% in the three months ended March 31, 2010 to $78.7 million. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products. We believe the decrease in annuity premiums for the three-month period is due to the strong recovery of the fixed-income markets throughout 2009, making other competing investment options relatively more attractive to our customers than they were in 2009.

The increase in the weighted average yield on cash and invested assets is primarily attributable to a decrease in the cost of our interest rate swap program which totaled ($0.7) million for the three-months in 2010 compared to ($1.2) million for the 2009 period. See Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The weighted average interest crediting rate decreased due to decreases in the interest crediting rates on a significant portion of our annuity portfolio during 2009.

Traditional Annuity - Independent Distribution Segment

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive and index product charges	$6,267	$16,892
Net investment income	96,831	104,705
Derivative income (loss)	9,165	(30,464)
	112,263	91,133
Benefits and expenses	104,620	91,260
Pre-tax operating income (loss)	$7,643	$(127)

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$18,648	$213,332
Index annuities	28,688	111,367
Total annuity premiums collected, independent channel	47,336	324,699
Annuity premiums collected, assumed	320	358
Policy liabilities and accruals, end of period	7,260,128	7,638,876

Individual deferred annuity spread:
Weighted average yield on cash and invested assets	5.97%	6.10%
Weighted average interest crediting rate/index cost	3.67%	3.93%
Spread	2.30%	2.17%

Individual traditional annuity withdrawal rate	6.8%	20.8%

Pre-tax operating income (loss) for the Independent Annuity segment increased in the first quarter of 2010 to $7.6 million. This increase is primarily due to a decrease in surrender activity from the EquiTrust Life independent distribution channel, partially offset by the impact of a reduction in the average volume of business in force. The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,030.9 million for the three months ended March 31, 2010 and

March 31, 2010

$7,623.3 million for the 2009 period due to increased surrender activity from the EquiTrust Life independent distribution channel in 2009 and a reduction in coinsured business.

The decrease in interest sensitive and index product charges is due to a decrease in surrender charges, which totaled $6.1 million for the first quarter of 2010 compared to $16.9 million in the 2009 period. Surrender charges are reported net of MVAs. See the "Impact of Recent Business Environment" and "Premium and Product Charges" sections above for discussion on the impact of MVAs on our direct fixed annuity products in 2009.

The change in derivative income (loss) is primarily due to increased proceeds from call option settlements and lower cost of money for call options as discussed under "Derivative Income (Loss)" above.

Benefits and expenses for the 2010 period increased primarily due to market appreciation of the indices backing the index annuities causing index credits to increase to $32.3 million for the three month period in 2010, compared to $1.3 million in the 2009 period. This increase was partially offset by a $15.2 million decrease in amortization of deferred policy acquisition costs and deferred sales inducements primarily due to the decreased surrender activity.

Premiums collected from the Independent channel decreased in 2010 as a result of crediting rate and other actions taken to preserve capital. The reduction in crediting rates, combined with improved results from hedging activities, resulted in a decrease to our weighted average crediting rate/index cost and increase in spread. The weighted average yield decreased primarily due to investment repositioning actions to increase the amount of liquidity in the portfolio, which included assets earning lower yields.

Traditional and Universal Life Insurance Segment

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,413	$12,126
Traditional life insurance premiums and other income	39,271	38,015
Net investment income	32,863	35,991
	83,547	86,132
Benefits and expenses	72,436	70,689
Pre-tax operating income	$11,111	$15,443

Other data
Life premiums collected, net of reinsurance	$52,051	$52,367
Policy liabilities and accruals, end of period	2,076,628	2,237,867
Direct life insurance in force, end of period (in millions)	39,312	36,378

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets	6.59%	6.65%
Weighted average interest crediting rate	4.26%	4.39%
Spread	2.33%	2.26%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 28.1% in the first quarter of 2010 to $11.1 million. These decreases are primarily due to an increase in death benefits and the impact of the sale of a block of coinsured business during the fourth quarter of 2009.

Death benefits incurred for the first quarter of 2010 increased 8.0% to $23.8 million, due to an increase in traditional life death claims reported and lower reinsurance recoveries. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

March 31, 2010

Policy liabilities and accruals decreased primarily due to the sale of a block of coinsured business including traditional and universal life products that contributed $1.6 million in pre-tax operating income in the first quarter of 2009. Excluding the impact of reinsurance, our direct traditional and universal life insurance in force increased 8.1% to $39,312.2 million.

The increase in spreads is primarily due to decreases in the weighted average interest crediting rate due to rate changes on our universal life products in 2010 and 2009. The decrease in the weighted average yield on cash and invested assets is primarily due to a reduction in investment income from changes in the net discount accretion on mortgage and asset-backed securities.

Variable Segment

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$12,196	$11,928
Net investment income	4,026	3,891
Other income	693	326
	16,915	16,145
Benefits and expenses	13,375	19,970
Pre-tax operating income (loss)	$3,540	$(3,825)

Other data
Variable premiums collected, net of reinsurance	$30,450	$26,180
Policy liabilities and accruals, end of period	268,630	262,758
Separate account assets, end of period	726,825	522,591
Direct life insurance in force, end of period (in millions)	7,270	7,614

Pre-tax operating income (loss) for the Variable segment increased to $3.5 million in the first quarter of 2010. This increase is primarily due to the impact of market performance on amortization of deferred acquisition cost, improved mortality experience and a reduction in expenses allocated to the segment.

Benefits and expenses decreased 33.0% to $13.4 million in the first quarter of 2010 primarily due to a $3.1 million decrease in deferred policy acquisition cost amortization primarily resulting from the impact of positive separate account performance and a $2.3 million decrease in death benefits due to fewer claims. In addition, other underwriting expense decreased $1.3 million due to the impact of cost saving initiatives in 2009 and changes in expense allocations between segments.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit.

During the second quarter of 2010, we will discontinue underwriting new sales of variable products and terminate new sales with our variable alliance partners. We will begin selling through our Farm Bureau Life distribution channel variable products underwritten by a large well-known insurance company with variable product expertise. We will earn fees from the sale of brokered products, a portion of which will be passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we will continue to administer this business. The decision to discontinue new sales is not expected to have a material impact to our financial statements.

March 31, 2010

Corporate and Other Segment

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$3,218	$1,813
Derivative loss	(519)	(370)
Other income	2,300	4,155
	4,999	5,598
Interest expense	6,118	6,932
Benefits and other expenses	4,695	5,443
	(5,814)	(6,777)
Noncontrolling interest	14	38
Equity income, before tax	1,684	111
Pre-tax operating loss	$(4,116)	$(6,628)

Pre-tax operating loss decreased 37.9% to $4.1 million for the first quarter of 2010 primarily due an increase in equity income and net investment income and a decrease in interest expense, partially offset by a decrease in operating results of our non-insurance subsidiaries.

The changes in equity income are discussed in the "Equity Income" section above. Net investment income increased primarily due to an increase in invested assets and the impact of being more fully invested. Interest expense decreased in the 2010 period due to a decrease in our average debt outstanding as discussed in the "Interest Expense" section above.

Other income and expense primarily relate to operating results of our non-insurance subsidiaries. Profitability from these operations decreased $1.1 million in 2010, primarily due to a reduction in leasing activities.

Financial Condition

Investments

Our total investment portfolio increased 4.1% to $12,126.1 million at March 31, 2010 compared to $11,653.0 million at December 31, 2009. This increase is primarily the result of a $254.9 million decrease in the net unrealized depreciation of fixed maturity securities during 2010 to a net unrealized loss of $219.2 million at March 31, 2010. This decrease is principally due to the tightening of credit spreads and continued improvements in overall market conditions during the quarter. Volatile and illiquid market conditions in the early part of 2009 led to wide credit spreads and resulted in significant unrealized losses for our portfolio. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. However, as discussed in the "Impact of Recent Business Environment" section above, financial market conditions and our unrealized loss position improved for most sectors throughout 2009 and into 2010. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations." Additional details regarding securities in an unrealized loss position at March 31, 2010 are included in the discussion that follows and in Note 2 to our consolidated financial statements.

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.

March 31, 2010

Investment Portfolio Summary

	March 31, 2010		December 31, 2009
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$8,375,550	69.1%	$8,103,381	69.6%
144A private placement	1,444,092	11.9	1,291,840	11.1
Private placement	486,384	4.0	469,380	4.0
Total fixed maturities - available for sale	10,306,026	85.0	9,864,601	84.7
Equity securities	70,110	0.6	60,154	0.5
Mortgage loans on real estate	1,286,214	10.6	1,293,936	11.1
Derivative instruments	60,880	0.5	44,023	0.4
Real estate	14,748	0.1	16,563	0.1
Policy loans	168,035	1.4	168,736	1.5
Other long-term investments	1,875	—	1,882	—
Short-term investments	218,243	1.8	203,142	1.7
Total investments	$12,126,131	100.0%	$11,653,037	100.0%

As of March 31, 2010, 94.3% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of March 31, 2010, the investment in non-investment grade debt was 5.7% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		March 31, 2010		December 31, 2009
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$6,217,763	60.3%	$5,915,387	60.0%
2	BBB	3,499,832	34.0	3,397,424	34.4
	Total investment grade	9,717,595	94.3	9,312,811	94.4
3	BB	441,936	4.3	402,047	4.1
4	B	85,722	0.8	86,311	0.9
5	CCC	35,870	0.4	30,451	0.3
6	In or near default	24,903	0.2	32,981	0.3
	Total below investment grade	588,431	5.7	551,790	5.6
	Total fixed maturities - available for sale	$10,306,026	100.0%	$9,864,601	100.0%

(1)
Equivalent ratings are generally based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

March 31, 2010

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	March 31, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$424,509	$317,408	$23,976	$107,101	$(15,333)
Capital goods	336,768	281,241	20,406	55,527	(5,315)
Communications	215,858	184,196	12,117	31,662	(1,030)
Consumer cyclical	305,601	253,823	17,185	51,778	(6,194)
Consumer noncyclical	412,966	384,034	26,515	28,932	(560)
Energy	637,426	438,438	34,351	198,988	(8,355)
Finance	1,491,463	759,054	32,918	732,409	(105,714)
Transportation	174,949	138,650	10,436	36,299	(1,611)
Utilities	1,194,332	910,888	65,320	283,444	(11,348)
Other	142,209	121,684	9,996	20,525	(2,936)
Total corporate securities	5,336,081	3,789,416	253,220	1,546,665	(158,396)
Mortgage and asset-backed securities	2,884,285	1,469,686	67,242	1,414,599	(280,351)
United States Government and agencies	128,852	59,550	5,114	69,302	(4,823)
State, municipal and other governments	1,956,808	650,814	15,074	1,305,994	(116,278)
Total	$10,306,026	$5,969,466	$340,650	$4,336,560	$(559,848)

	December 31, 2009
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$406,541	$270,886	$19,254	$135,655	$(20,000)
Capital goods	320,176	256,139	16,844	64,037	(7,902)
Communications	190,423	164,464	9,739	25,959	(1,241)
Consumer cyclical	309,927	249,996	13,793	59,931	(9,512)
Consumer noncyclical	388,805	355,954	21,727	32,851	(954)
Energy	571,587	379,842	25,998	191,745	(11,407)
Finance	1,437,932	435,019	17,674	1,002,913	(167,168)
Transportation	166,789	115,727	7,256	51,062	(3,037)
Utilities	1,169,778	859,918	54,533	309,860	(17,389)
Other	145,517	120,041	8,763	25,476	(2,962)
Total corporate securities	5,107,475	3,207,986	195,581	1,899,489	(241,572)
Mortgage and asset-backed securities	2,726,406	1,274,361	43,043	1,452,045	(326,207)
United States Government and agencies	139,467	61,255	4,620	78,212	(2,543)
State, municipal and other governments	1,891,253	351,067	8,509	1,540,186	(155,500)
Total	$9,864,601	$4,894,669	$251,753	$4,969,932	$(725,822)

March 31, 2010

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		March 31, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$2,943,679	67.9%	$(287,465)	51.4%
2	BBB	957,302	22.1	(121,190)	21.6
	Total investment grade	3,900,981	90.0	(408,655)	73.0
3	BB	305,799	7.0	(49,446)	8.8
4	B	73,248	1.7	(35,368)	6.3
5	CCC	32,419	0.7	(35,755)	6.4
6	In or near default	24,113	0.6	(30,624)	5.5
	Total below investment grade	435,579	10.0	(151,193)	27.0
	Total	$4,336,560	100.0%	$(559,848)	100.0%

		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,189,335	64.2%	$(355,516)	49.0%
2	BBB	1,335,973	26.9	(180,763)	24.9
	Total investment grade	4,525,308	91.1	(536,279)	73.9
3	BB	315,603	6.3	(56,456)	7.8
4	B	78,226	1.6	(55,791)	7.7
5	CCC	27,357	0.5	(42,419)	5.8
6	In or near default	23,438	0.5	(34,877)	4.8
	Total below investment grade	444,624	8.9	(189,543)	26.1
	Total	$4,969,932	100.0%	$(725,822)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	March 31, 2010
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	37	$—	$280,459	$—	$(3,212)
Greater than three months to six months	121	—	736,380	—	(17,460)
Greater than six months to nine months	4	—	9,589	—	(165)
Greater than nine months to twelve months	12	11,724	45,117	(6,573)	(5,457)
Greater than twelve months	408	624,379	3,188,760	(258,940)	(268,041)
Total		$636,103	$4,260,305	$(265,513)	$(294,335)

March 31, 2010

	December 31, 2009
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	188	$—	$1,166,486	$—	$(30,057)
Greater than three months to six months	4	42	9,906	(15)	(421)
Greater than six months to nine months	13	16,958	36,174	(9,226)	(3,236)
Greater than nine months to twelve months	12	17,539	24,675	(6,960)	(1,552)
Greater than twelve months	463	844,621	3,579,353	(350,096)	(324,259)
Total		$879,160	$4,816,594	$(366,297)	$(359,525)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	March 31, 2010		December 31, 2009
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$304	$(2)	$1,876	$(116)
Due after one year through five years	123,182	(10,063)	241,292	(19,491)
Due after five years through ten years	548,374	(49,639)	852,567	(92,816)
Due after ten years	2,245,318	(219,576)	2,417,458	(286,886)
	2,917,178	(279,280)	3,513,193	(399,309)
Mortgage and asset-backed securities	1,414,599	(280,351)	1,452,045	(326,207)
Redeemable preferred stock	4,783	(217)	4,694	(306)
Total	$4,336,560	$(559,848)	$4,969,932	$(725,822)

At March 31, 2010, unrealized losses on available-for-sale fixed maturity securities totaled $559.8 million primarily due to $280.4 million in unrealized losses on mortgage and asset-backed securities. The unrealized losses on mortgage and asset-backed securities were primarily due to an increase in credit spreads and decrease in market liquidity resulting from concerns about mortgage defaults on Alt-A, subprime and other risky mortgages, and potential downgrades or defaults of monoline bond insurers. In addition, the unrealized losses on corporate securities totaling $158.4 million were primarily due to a decrease in market liquidity, general spread widening and credit quality concerns of assets held by banking institutions and life insurance companies. An increase in credit spreads on commercial real estate investment trust bonds, due to the underlying real estate exposure and market concerns about the ability to access capital markets, also contributed to the unrealized losses in the corporate segment. We do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, therefore we do not consider these investments to be other-than-temporarily impaired at March 31, 2010. See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 28.0% at March 31, 2010 and 27.6% at December 31, 2009 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

March 31, 2010

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

Mortgage and Asset-Backed Securities by Type

	March 31, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,223,499	$1,239,227	$1,147,420	11.1%
Pass-through	237,489	230,411	243,994	2.4
Planned and targeted amortization class	452,662	455,634	430,897	4.2
Other	39,247	39,344	33,253	0.3
Total residential mortgage-backed securities	1,952,897	1,964,616	1,855,564	18.0
Commercial mortgage-backed securities	771,482	795,518	738,220	7.2
Other asset-backed securities	373,015	430,427	290,501	2.8
Total mortgage and asset-backed securities	$3,097,394	$3,190,561	$2,884,285	28.0%

	December 31, 2009
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,236,102	$1,252,293	$1,148,038	11.6%
Pass-through	258,509	250,964	263,175	2.7
Planned and targeted amortization class	459,004	461,935	429,309	4.4
Other	39,471	39,569	32,888	0.3
Total residential mortgage-backed securities	1,993,086	2,004,761	1,873,410	19.0
Commercial mortgage-backed securities	785,729	810,995	720,123	7.3
Other asset-backed securities	230,755	290,104	132,873	1.3
Total mortgage and asset-backed securities	$3,009,570	$3,105,860	$2,726,406	27.6%

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

The commercial mortgage-backed securities are primarily sequential securities. Commercial mortgage-backed securities typically have cash flows that are less subject to refinance risk than residential mortgage-backed securities principally due to prepayment restrictions on many of the underlying commercial mortgage loans.

The other asset-backed securities are backed by both residential and non-residential collateral. The collateral for residential

March 31, 2010

asset-backed securities primarily consists of second lien fixed-rate home equity loans. The cash flows of these securities are less subject to prepayment risk than residential mortgage-backed securities as the borrowers are less likely to refinance than those with only a first lien mortgage. The collateral for non-residential asset-backed securities primarily includes securities backed by credit card receivables, auto dealer receivables and auto installment loans. These securities are high quality, short-duration assets with limited cash flow variability.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in an investment grade securities fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $26.5 million at March 31, 2010 and $25.0 million at December 31, 2009. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	March 31, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$663,444	$693,300	6.7%	$687,079	$707,166	7.2%
Prime	922,487	859,059	8.3	937,677	862,870	8.6
Alt-A	509,504	393,098	3.8	521,911	390,352	4.0
Subprime	30,116	19,416	0.2	30,119	20,383	0.2
Commercial mortgage	771,482	738,220	7.2	785,729	720,123	7.3
Non-mortgage	200,361	181,192	1.8	47,055	25,512	0.3
Total	$3,097,394	$2,884,285	28.0%	$3,009,570	$2,726,406	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	March 31, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$5,925	$5,925	$—	$—	$5,925	$5,925
2009	171,923	174,437	—	—	171,923	174,437
2008	124,139	131,121	—	—	124,139	131,121
2007	70,866	68,210	58,948	33,563	129,814	101,773
2006	84,218	72,916	22,445	11,548	106,663	84,464
2005 and prior	1,107,612	1,090,035	306,821	267,809	1,414,433	1,357,844
Total	$1,564,683	$1,542,644	$388,214	$312,920	$1,952,897	$1,855,564

March 31, 2010

	December 31, 2009
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$185,339	$185,850	$—	$—	$185,339	$185,850
2008	127,442	132,204	—	—	127,442	132,204
2007	71,256	67,363	58,958	33,113	130,214	100,476
2006	84,822	72,193	22,445	11,861	107,267	84,054
2005	61,246	61,404	—	—	61,246	61,404
2004 and prior	1,072,170	1,041,311	309,408	268,111	1,381,578	1,309,422
Total	$1,602,275	$1,560,325	$390,811	$313,085	$1,993,086	$1,873,410

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (78% in 2010 and 2009). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2010 and 2009) and MBIA Insurance Corporation (26% in 2010 and 2009). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,751,782	94.4%	$1,770,168	94.5%
2	BBB	71,934	3.8	70,876	3.8
	Total investment grade	1,823,716	98.2	1,841,044	98.3
3	BB	28,777	1.6	28,887	1.5
4	B	3,071	0.2	3,479	0.2
	Total	$1,855,564	100.0%	$1,873,410	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	March 31, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$6,992	$6,986	$—	$—
2009	40,904	45,019	40,757	41,767
2008	182,333	196,295	182,221	189,445
2007	184,567	158,199	184,515	148,342
2006	135,987	118,238	143,982	116,570
2005 and prior	220,699	213,483	234,254	223,999
Total	$771,482	$738,220	$785,729	$720,123

March 31, 2010

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$311,925	42.3%	$338,438	47.0%
1	FNMA	15,889	2.2	15,786	2.2
1	AAA, AA, A
	Generic	86,752	11.8	68,076	9.5
	Super Senior	191,466	25.9	179,361	24.9
	Mezzanine	31,286	4.2	27,833	3.9
	Junior	77,788	10.5	78,821	10.9
	Total AAA, AA, A	387,292	52.4	354,091	49.2
2	BBB	15,445	2.0	3,985	0.5
4	B	7,249	1.0	7,434	1.0
6	In or near default	420	0.1	389	0.2
	Total	$738,220	100.0%	$720,123	100.0%

Government National Mortgage Association (GNMA or Ginnie Mae) guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA or Fannie Mae) and the Federal Home Loan Mortgage Association (FHLMC or Freddie Mac) are government-sponsored enterprises (GSEs) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSEs have carried an implicit backing of the United States Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery act of 2008 allows the government to expand its line of credit to $200 billion each for Fannie Mae and Freddie Mac. Late in 2009, the Treasury revised these caps to expand as needed to cover losses over the next three years. The revision was intended to show support for these firms throughout the housing crisis by the U.S. Treasury.

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

Other Asset-Backed Securities by Collateral Type and Origination Year

	March 31, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$91,376	$91,517	$91,376	$91,517
2009	—	—	—	—	—	—	20,062	20,186	20,062	20,186
2007	9,980	2,683	16,181	8,115	—	—	31,750	30,905	57,911	41,703
2006	8,642	4,271	72,027	44,798	—	—	9,862	9,872	90,531	58,941
2005 and prior	2,626	2,761	33,082	27,265	30,116	19,416	47,311	28,712	113,135	78,154
Total	$21,248	$9,715	$121,290	$80,178	$30,116	$19,416	$200,361	$181,192	$373,015	$290,501

March 31, 2010

	December 31, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$—	$—	$—	$—	$—	$—	$4,999	$4,983	$4,999	$4,983
2007	9,982	2,596	18,853	7,979	—	—	7,065	5,999	35,900	16,574
2006	9,748	4,322	77,612	42,621	—	—	—	—	87,360	46,943
2005	—	—	23,845	20,376	30,119	20,383	8,831	100	62,795	40,859
2004 and prior	2,751	2,793	10,790	6,291	—	—	26,160	14,430	39,701	23,514
Total	$22,481	$9,711	$131,100	$77,267	$30,119	$20,383	$47,055	$25,512	$230,755	$132,873

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (44% in 2010 and 2009) and Ambac Assurance Corporation (Ambac) (28% in 2010 and 30% in 2009). Insurance on 2007 Alt-A issues is provided by Ambac (46% in 2010 and 53% in 2009), MBIA Insurance Corporation (31% in 2010 and 27% in 2009) and FGIC (24% in 2010 and 21% in 2009). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or collateral originating prior to 2006.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		March 31, 2010		December 31, 2009
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$273,423	94.2%	$108,737	81.8%
2	BBB	7,404	2.5	7,199	5.4
3	BB	360	0.1	457	0.3
4	B	4,345	1.5	8,557	6.5
5	CCC	3,544	1.2	7,050	5.3
6	In or near default	1,425	0.5	873	0.7
	Total	$290,501	100.0%	$132,873	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At March 31, 2010, the fair value of our insured mortgage and asset-backed holdings totaled $78.4 million, or 2.7% of our mortgage and asset-backed portfolios and 0.8% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November of 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at March 31, 2010 because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

March 31, 2010

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		March 31, 2009			December 31, 2009
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$16,800	$16,800	$—	$16,674	$16,674
Assured Guaranty Ltd.	AAA	9,930	—	9,930	9,569	—	9,569
FGIC	NR (2)	—	26,100	26,100	—	24,184	24,184
MBIA Insurance Corporation	BB+	14,147	11,406	25,553	14,192	11,104	25,296
Total with insurance		24,077	54,306	78,383	23,761	51,962	75,723
Uninsured:
GNMA		287,658	—	287,658	306,021	—	306,021
FHLMC		254,849	2,722	257,571	251,499	2,751	254,250
FNMA		148,015	39	148,054	146,835	41	146,876
Other		1,140,965	233,434	1,374,399	1,145,294	78,119	1,223,413
Total		$1,855,564	$290,501	$2,146,065	$1,873,410	$132,873	$2,006,283

(1)	Rating in effect as of March 31, 2010.
(2)	No formal published rating.

Collateralized Debt Obligations

Collateralized debt obligation investments are included in the corporate securities portfolio. Our investments in collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities had a carrying value of $3.3 million and unrealized loss of $14.7 million at March 31, 2010 and a carrying value of $12.9 million and unrealized loss of $14.6 million at December 31, 2009. The carrying value decreased due to the sale of two of the securities in 2010. The unrealized loss is attributable to one security that we have stress tested and determined that future principal losses are not expected based on reasonable adverse conditions.

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

Equity Securities

Equity securities totaled $70.1 million at March 31, 2010 and $60.2 million at December 31, 2009. Gross unrealized gains totaled $3.0 million and gross unrealized losses totaled $3.1 million at March 31, 2010. At December 31, 2009, gross unrealized gains totaled $2.5 million and gross unrealized losses totaled $4.7 million on these securities. The unrealized losses are primarily attributable to perpetual preferred securities from issuers in the financial sector. We believe these losses are due to concerns regarding the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds. We do not intend to sell or believe we will be required to sell these securities before their anticipated recovery; therefore, we do not consider them to be other-than-temporarily impaired at March 31, 2010.

March 31, 2010

Mortgage Loans

Mortgage loans totaled $1,286.2 million at March 31, 2010 and $1,293.9 million at December 31, 2009. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There were two mortgages more than 60 days delinquent as of March 31, 2010 with a carrying value of $4.4 million and one delinquent mortgage loan as of December 31, 2009 with a carrying value of $1.5 million. The total number of commercial mortgage loans outstanding was 333 at March 31, 2010 and 332 at December 31, 2009. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.7% that are interest only loans at March 31, 2010. At March 31, 2010, the average loan-to-value of the current outstanding principal balance to the appraised value at origination was 56.4% and the weighted average debt service coverage ratio was 1.52.

Mortgage Loans by Collateral Type

	March 31, 2010		December 31, 2009
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$447,852	34.8%	$449,159	34.7%
Industrial	406,767	31.6	402,239	31.1
Office	400,008	31.1	410,723	31.7
Other	31,587	2.5	31,815	2.5
Total	$1,286,214	100.0%	$1,293,936	100.0%

Mortgage Loans by Geographic Location within the United States

	March 31, 2010		December 31, 2009
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$330,926	25.7%	$331,441	25.6%
East North Central	246,311	19.2	247,298	19.1
Pacific	241,937	18.8	243,966	18.9
West North Central	161,719	12.6	165,468	12.8
Mountain	118,599	9.2	117,267	9.1
West South Central	64,382	5.0	65,297	5.0
Other	122,340	9.5	123,199	9.5
Total	$1,286,214	100.0%	$1,293,936	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	March 31, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$384,207	29.9%	$378,082	29.2%
50%- 60%	310,114	24.1	303,357	23.5
60% - 70%	435,152	33.8	453,170	35.0
70% - 80%	140,072	10.9	130,258	10.1
80% - 90%	16,669	1.3	23,835	1.8
90% - 100%	—	—	5,234	0.4
Total	$1,286,214	100.0%	$1,293,936	100.0%

(1)	Loan-to-Value Ratio at origination

March 31, 2010

Mortgage Loans by Year of Origination

	March 31, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2010	$4,300	0.3%	$—	—%
2008	200,589	15.6	201,714	15.6
2007	282,791	22.0	284,327	22.0
2006	186,754	14.5	188,007	14.5
2005 and prior	611,780	47.6	619,888	47.9
Total	$1,286,214	100.0%	$1,293,936	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. At March 31, 2010 and December 31, 2009, we held a valuation allowance for two impaired loans totaling $0.7 million.

Derivative Instruments

Derivative instruments totaling $60.9 million at March 31, 2010 and $44.0 million at December 31, 2009 consist primarily of call options supporting our index annuity business net of collateral received from counterparties.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 9.0 years at March 31, 2010 and 9.3 years at December 31, 2009. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.3 at March 31, 2010 and 6.4 at December 31, 2009. The effective duration of our annuity liabilities was approximately 6.4 at March 31, 2010 and December 31, 2009.

Other Assets

Deferred policy acquisition costs decreased 8.6% to $1,006.6 million and deferred sales inducements decreased 9.8% to $324.5 million at March 31, 2010 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities increased deferred policy acquisition costs $103.4 million at March 31, 2010 and $196.1 million at December 31, 2009, and increased deferred sales inducements $62.1 million at March 31, 2010 and $96.0 million at December 31, 2009. Other assets increased 66.8% to $56.6 million primarily due to increases in receivables for securities sold.

Liabilities

Policy liabilities and accruals increased 2.0% to $11,746.0 million at March 31, 2010 primarily due to an increase in the volume of Farm Bureau Life's interest sensitive business in force. Our deferred income tax liability increased primarily due to the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities increased 15.9% to $101.2 million primarily due to increases in payables for securities purchased.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 11.6% to $972.4 million at March 31, 2010, compared to $871.2 million at December 31, 2009. This increase is primarily attributable to the change in the unrealized appreciation/depreciation on fixed maturity securities.

At March 31, 2010, FBL's common stockholders' equity was $969.4 million, or $31.51 per share, compared to $868.2 million or $28.49 per share at December 31, 2009. Included in stockholders' equity per common share is $1.15 at March 31, 2010 and

March 31, 2010

$3.89 at December 31, 2009 attributable to accumulated other comprehensive loss.

Liquidity and Capital Resources

Cash Flows

During 2010, our operating activities generated cash flows totaling $131.2 million. This is primarily due to net income of $18.0 million adjusted for non-cash operating revenues and expenses netting to $113.2 million. We used cash of $209.8 million in our investing activities during the 2010 period. The primary uses were $425.0 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $215.4 million in sales, maturities or the repayment of investments. Our financing activities provided cash of $111.6 million during the 2010 period. The primary sources were $380.5 million in receipts from interest sensitive and index products credited to policyholder account balances, partially offset by $268.3 million for return of policyholder account balances on interest sensitive and index products.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consists primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the three months ended March 31, 2010 included management fees from subsidiaries and affiliates of $1.4 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock and interest and principal repayments on our parent company debt.

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option settlements. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $244.1 million for the three months ended March 31, 2010 and $92.5 million for the 2009 period.

EquiTrust Life had net cash outflows from operations and financing activities totaling $0.9 million for the three months ended March 31, 2010, primarily due to a reduction in sales to preserve capital as outlined in the "Impact of Recent Business Environment" section above. At March 31, 2010, EquiTrust Life had cash and short-term investments on hand totaling $164.1 million and fixed maturity securities in an unrealized gain position totaling $3,325.4 million. See the "Market Risks of Financial Instruments" section in our 2009 Annual Report on Form 10-K for additional discussion regarding EquiTrust Life's 2009 surrender activity.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2010, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $73.7 million from Farm Bureau Life and $27.3 million from EquiTrust Life.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $20.8 million at March 31, 2010. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $15.0 million from Farm Bureau Life and $3.5 million from other non-life insurance subsidiaries during the remainder of 2010.

Interest payments on our debt totaled $6.5 million for the three months ended March 31, 2010 and $7.4 million for the 2009 period. In the first quarter of 2009, we repaid the outstanding borrowings on our line of credit and terminated that agreement. Interest payments on our debt outstanding at March 31, 2010 are estimated to be $17.7 million for the remainder of 2010. We paid cash dividends on our common and preferred stock during the three-month period totaling $1.9 million in 2010 and $3.8 million in 2009. It is anticipated that quarterly cash dividend requirements for the second quarter of 2010 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed

March 31, 2010

quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $5.8 million during the remainder of 2010. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the "Farm Bureau" and "FB" designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through August 31, 2010 and we anticipate they will continue to forgo such right thereafter.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of March 31, 2010, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred or market conditions provide limited access to additional capital.

As of March 31, 2010, we had no material commitments for capital expenditures.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at March 31, 2010, included $218.2 million of short-term investments, $44.7 million of cash and $1,149.9 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the Federal Home Loan Bank (FHLB), which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

Contractual Obligations

In the normal course of business, we enter into insurance contracts, financing transactions, lease agreements or other commitments which are necessary or beneficial to our operations. These commitments may obligate us to certain cash flows during future periods. There have been no material changes to our total contractual obligations since December 31, 2009.

Recently Adopted Accounting Changes

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during 2010 and those that have been issued and will be implemented in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the market risks of our financial instruments since December 31, 2009.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any

March 31, 2010

significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended March 31, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

3(ii)	Second Restated and Amended Bylaws, as amended through February 17, 2010

10.1	Form of Restricted Stock Agreement, dated as of February 16, 2010 between the Company and each of James P. Brannen, Charles T. Happel, Kevin R. Slawin and Bruce A. Trost *

10.2	Form of Restricted Stock Agreement, dated February 17, 2010 between the Company and James E. Hohmann *

10.3	Bonus Restricted Stock Agreement dated March 5, 2010 between the Company and James E. Hohmann *

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit relates to a compensatory plan for management or directors

March 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 5, 2010

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)