Form 10-Q
period 2010-06-30
FBL FINANCIAL GROUP INC
filed 2010-08-05
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at August 3, 2010
Class A Common Stock, without par value	29,631,669
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	June 30, 2010	December 31, 2009
Assets
Investments:
Fixed maturities - available for sale, at market (amortized cost: 2010 - $10,692,050; 2009 - $10,338,670)	$10,831,536	$9,864,601
Equity securities - available for sale, at market (cost: 2010 - $71,310; 2009 - $62,271)	70,008	60,154
Mortgage loans on real estate	1,288,412	1,293,936
Derivative instruments	35,279	44,023
Real estate	14,682	16,563
Policy loans	169,209	168,736
Other long-term investments	1,870	1,882
Short-term investments	184,141	203,142
Total investments	12,595,137	11,653,037

Cash and cash equivalents	23,531	11,690
Securities and indebtedness of related parties	50,850	46,518
Accrued investment income	136,609	131,655
Amounts receivable from affiliates	2,864	8,311
Reinsurance recoverable	112,262	126,918
Deferred policy acquisition costs	832,288	1,101,233
Deferred sales inducements	265,241	359,771
Value of insurance in force acquired	26,935	38,781
Property and equipment, less allowances for depreciation of $62,750 in 2010 and $62,895 in 2009	17,370	17,335
Current income taxes recoverable	18,363	16,955
Goodwill	11,170	11,170
Other assets	43,458	33,894
Assets held in separate accounts	658,820	702,073

Total assets	$14,794,898	$14,259,341

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	June 30, 2010	December 31, 2009
Liabilities and stockholders' equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,390,535	$10,149,505
Traditional life insurance and accident and health products	1,339,190	1,318,834
Unearned revenue reserve	23,674	27,500
Other policy claims and benefits	19,735	22,185
	11,773,134	11,518,024
Other policyholders' funds:
Supplementary contracts without life contingencies	508,326	502,553
Advance premiums and other deposits	173,493	169,108
Accrued dividends	8,699	9,656
	690,518	681,317

Amounts payable to affiliates	592	759
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,126	271,084
Deferred income taxes	120,912	27,506
Other liabilities	105,237	87,301
Liabilities related to separate accounts	658,820	702,073
Total liabilities	13,720,339	13,388,064

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,629,123 shares in 2010 and 29,282,989 shares in 2009	113,813	109,877
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income (loss)	44,144	(118,730)
Retained earnings	905,983	869,487
Total FBL Financial Group, Inc. stockholders' equity	1,074,462	871,156
Noncontrolling interest	97	121
Total stockholders' equity	1,074,559	871,277

Total liabilities and stockholders' equity	$14,794,898	$14,259,341

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Interest sensitive and index product charges	$30,435	$52,991	$60,438	$94,131
Traditional life insurance premiums	42,791	40,954	82,036	78,908
Net investment income	179,908	182,772	357,997	366,841
Derivative income (loss)	(54,285)	17,000	(31,949)	(7,601)
Net realized capital gains on sales of investments	2,187	33,528	6,916	35,479

Total other-than-temporary impairment losses	(31,356)	(48,724)	(58,510)	(79,851)
Non-credit portion in other comprehensive income/loss	24,262	21,317	43,394	30,823
Net impairment loss recognized in earnings	(7,094)	(27,407)	(15,116)	(49,028)

Other income	3,931	4,661	6,950	9,247
Total revenues	197,873	304,499	467,272	527,977

Benefits and expenses:
Interest sensitive and index product benefits	128,454	109,402	250,638	223,838
Change in value of index product embedded derivatives	(58,602)	51,350	(32,546)	42,681
Traditional life insurance benefits	22,186	24,453	49,754	46,557
Increase in traditional life future policy benefits	9,025	10,110	18,766	19,828
Distributions to participating policyholders	4,387	5,057	9,060	9,978
Underwriting, acquisition and insurance expenses	49,663	56,203	93,601	128,166
Interest expense	6,117	6,116	12,235	13,048
Other expenses	5,055	5,550	9,309	10,480
Total benefits and expenses	166,285	268,241	410,817	494,576
	31,588	36,258	56,455	33,401
Income taxes	(10,511)	(11,982)	(18,466)	(10,726)
Equity income, net of related income taxes	1,207	88	2,302	161
Net income	22,284	24,364	40,291	22,836
Net loss attributable to noncontrolling interest	39	54	53	92
Net income attributable to FBL Financial Group, Inc.	$22,323	$24,418	$40,344	$22,928

Earnings per common share	$0.73	$0.81	$1.33	$0.76
Earnings per common share - assuming dilution	$0.73	$0.81	$1.32	$0.76

Cash dividends per common share	$0.0625	$0.0625	$0.1250	$0.1875

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2009	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net income - six months ended June 30, 2009	—	—	—	22,928	(92)	22,836
Change in net unrealized investment gains/losses	—	—	331,851	—	—	331,851
Non-credit impairment losses	—	—	(15,989)	—	—	(15,989)
Change in underfunded status of other postretirement benefit plans	—	—	11	—	—	11
Total comprehensive income (b)						338,709
Stock-based compensation, including the issuance of 297,502 common shares under compensation plans	—	2,323	—	—	—	2,323
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(5,602)	—	(5,602)
Receipts related to noncontrolling interest	—	—	—	—	83	83
Balance at June 30, 2009	$3,000	$113,935	$(349,526)	$826,403	$87	$593,899

Balance at January 1, 2010	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Comprehensive income:
Net income - six months ended June 30, 2010	—	—	—	40,344	(53)	40,291
Change in net unrealized investment gains/losses	—	—	186,717	—	—	186,717
Non-credit impairment losses	—	—	(23,955)	—	—	(23,955)
Change in underfunded status of other postretirement benefit plans	—	—	112	—	—	112
Total comprehensive income (b)						203,165
Stock-based compensation, including the issuance of 346,134 common shares under compensation plans	—	3,936	—	—	—	3,936
Dividends on preferred stock	—	—	—	(75)	—	(75)
Dividends on common stock	—	—	—	(3,773)	—	(3,773)
Receipts related to noncontrolling interest	—	—	—	—	29	29
Balance at June 30, 2010	$3,000	$121,335	$44,144	$905,983	$97	$1,074,559

(a)	All activity for the periods shown relates to Class A Common Stock.

(b)	Detail of comprehensive income for the three and six-month periods is shown below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total comprehensive income	$101,940	$323,307	$203,165	$338,709
Comprehensive income attributable to FBL Financial Group, Inc.	101,979	323,361	203,218	338,801

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2010	2009
Operating activities
Net income	$40,291	$22,836
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	219,888	163,757
Change in fair value of embedded derivatives	(32,546)	42,681
Charges for mortality, surrenders and administration	(56,564)	(92,236)
Deferral of unearned revenues	1,299	963
Amortization of unearned revenue reserve	(1,869)	(793)
Provision for depreciation and amortization of property and equipment	2,433	3,350
Provision for accretion and amortization of investments	831	(3,419)
Realized losses on investments	8,200	13,549
Change in fair value of derivatives	25,826	2,104
Increase in traditional life and accident and health benefit accruals	20,356	22,091
Policy acquisition costs deferred	(41,378)	(64,028)
Amortization of deferred policy acquisition costs	47,949	81,253
Amortization of deferred sales inducements	8,784	34,682
Amortization of value of insurance in force	1,164	1,393
Change in accrued investment income	(4,954)	4,479
Change in amounts receivable from/payable to affiliates	5,280	9,789
Change in reinsurance recoverable	14,656	(5,747)
Change in current income taxes	(1,408)	911
Provision for deferred income taxes	5,134	12,881
Other	(4,766)	(22,576)
Net cash provided by operating activities	258,606	227,920

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities - available for sale	332,146	1,041,040
Equity securities - available for sale	696	88
Mortgage loans on real estate	35,934	45,281
Derivative instruments	15,524	10,538
Policy loans	20,565	20,198
Other long-term investments	—	14
Short-term investments - net	19,001	—
	423,866	1,117,159

Acquisition of investments:
Fixed maturities - available for sale	(686,302)	(686,219)
Equity securities - available for sale	(9,735)	(10,414)
Mortgage loans on real estate	(30,200)	(475)
Derivative instruments	(31,004)	(35,642)
Policy loans	(21,038)	(23,170)
Short-term investments - net	—	(272,884)
	(778,279)	(1,028,804)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Six months ended June 30,
	2010	2009
Investing activities - continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$1,536	$25
Investments in equity investees	(17)	—
Purchases of property and equipment	(2,964)	(2,589)
Disposal of property and equipment	496	2,631
Net cash provided by (used in) investing activities	(355,362)	88,422

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	659,077	936,869
Return of policyholder account balances on interest sensitive and index products	(548,689)	(1,220,008)
Repayment of short-term debt	—	(60,000)
Receipts related to noncontrolling interests - net	29	83
Excess tax deductions on stock-based compensation	644	15
Issuance of common stock	1,384	654
Dividends paid	(3,848)	(5,677)
Net cash provided by (used in) financing activities	108,597	(348,064)
Increase (decrease) in cash and cash equivalents	11,841	(31,722)
Cash and cash equivalents at beginning of period	11,690	37,710
Cash and cash equivalents at end of period	$23,531	$5,988

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$12,181	$13,084
Income taxes	15,335	(2,995)
Non-cash operating activity:
Deferral of sales inducements	8,531	24,153
Non-cash investing activity:
Exchange of real estate for mortgage loans	1,507	—
Exchange of fixed maturities for partnership investment in securities and indebtedness of related parties	2,456	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010

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

Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

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

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance which requires additional disclosures and clarifies existing disclosure requirements related to fair value measurements. Effective January 1, 2010, we adopted the portion of the guidance related to disclosures for 1) transfers in and out of the Level 1 and 2 categories, 2) the level of disaggregation of assets and liabilities and 3) inputs and valuation techniques. The guidance related to expanded disclosure of activity in Level 3 fair value measurements is effective for financial statements for periods that begin after December 15, 2010. Other than enhanced disclosures, the adoption of this guidance did not, and is not expected to, have any impact on our consolidated financial statements.

In June 2009, we adopted guidance that establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, the FASB issued additional guidance that requires Securities and Exchange Commission (SEC) filers to evaluate subsequent events through the date that the financial statements are issued. For SEC filers, this guidance also removed the disclosure requirement related to disclosing the date through which subsequent events have been evaluated. The adoption of this guidance did not have any impact on our consolidated financial statements.

In March 2010, the FASB issued guidance which clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. This new guidance requires that the only form of embedded credit derivatives that qualify for the exemption are credit derivatives related to the subordination of one financial instrument to another. For securities no longer exempt under the new guidance, companies may continue to forgo bifurcating the embedded derivatives if they elect, on an instrument-by-instrument basis, to report the security at fair value with changes in fair value reported through the statement of operations. This guidance is effective for quarterly periods beginning after June 15, 2010. Upon adoption of this guidance on July 1, 2010, we elected the fair value option for a collateralized debt obligation security, reclassifying $4.9 million of unrealized loss, net of offsets, from accumulated other comprehensive income (loss) to retained earnings.

In April 2010, the FASB issued guidance clarifying that investments held within the separate accounts of an insurance entity should not be combined with the insurer's general account interest in the same investments when determining whether consolidation is required, unless the separate account interests are held for the benefit of a related party. This guidance is effective for financial statements for periods that begin after December 15, 2010. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

June 30, 2010

Traditional Life Insurance Future Policy Benefits

During the second quarter of 2010, refinements were made to the calculation of reserves for certain traditional life contracts. These refinements, along with associated adjustments to deferred policy acquisition costs and taxes, resulted in an increase to 2010 net income of $3.0 million ($0.10 per basic and diluted common share).

2. Investment Operations

Fixed Maturities and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Bonds:
Corporate securities (2)	$5,258,158	$384,478	$(124,938)	$5,517,698
Residential mortgage-backed securities	1,979,135	55,525	(93,961)	1,940,699
Commercial mortgage-backed securities	764,899	60,324	(57,422)	767,801
Other asset-backed securities	399,792	2,361	(74,877)	327,276
Collateralized debt obligations	18,000	—	(14,940)	3,060
United States Government and agencies	128,553	16,337	—	144,890
State, municipal and other governments	2,138,513	53,327	(67,004)	2,124,836
Redeemable preferred stocks	5,000	276	—	5,276
Total fixed maturities	$10,692,050	$572,628	$(433,142)	$10,831,536

Equity securities:
Non-redeemable preferred stocks	$40,649	$1,597	$(3,094)	$39,152
Common stocks	30,661	197	(2)	30,856
Total equity securities	$71,310	$1,794	$(3,096)	$70,008

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Bonds:
Corporate securities (2)	$5,120,925	$195,581	$(226,617)	$5,089,889
Residential mortgage-backed securities	1,993,086	22,365	(142,041)	1,873,410
Commercial mortgage-backed securities	785,729	20,327	(85,933)	720,123
Other asset-backed securities	230,755	351	(98,233)	132,873
Collateralized debt obligations	27,541	—	(14,649)	12,892
United States Government and agencies	137,390	4,620	(2,543)	139,467
State, municipal and other governments	2,038,244	8,509	(155,500)	1,891,253
Redeemable preferred stocks	5,000	—	(306)	4,694
Total fixed maturities	$10,338,670	$251,753	$(725,822)	$9,864,601

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,436	$(4,648)	$38,437
Common stocks	21,622	109	(14)	21,717
Total equity securities	$62,271	$2,545	$(4,662)	$60,154

June 30, 2010

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $19.4 million at June 30, 2010 and $0.3 million at December 31, 2009, other asset-backed securities totaling $42.8 million at June 30, 2010 and $32.4 million at December 31, 2009, and residential mortgage-backed securities totaling $12.4 million at June 30, 2010 and $7.4 million at December 31, 2009.

(2)	Corporate securities include certain hybrid preferred securities with a carrying value of $214.6 million and $208.9 million at June 30, 2010 and December 31, 2009, respectively.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	June 30, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$95,463	$97,353
Due after one year through five years	1,239,320	1,309,402
Due after five years through ten years	2,492,198	2,672,613
Due after ten years	3,716,243	3,711,116
	7,543,224	7,790,484
Residential mortgage-backed securities	1,979,135	1,940,699
Commercial mortgage-backed securities	764,899	767,801
Other asset-backed securities	399,792	327,276
Redeemable preferred stocks	5,000	5,276
	$10,692,050	$10,831,536

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income (Loss)

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities - available for sale	$139,486	$(474,069)
Equity securities - available for sale	(1,302)	(2,117)
Interest rate swaps	(241)	(362)
	137,943	(476,548)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(66,298)	196,077
Deferred sales inducements	1,666	95,942
Value of insurance in force acquired	(7,024)	3,657
Unearned revenue reserve	1,763	(1,492)
Provision for deferred income taxes	(23,809)	63,837
	44,241	(118,527)
Proportionate share of net unrealized investment losses of equity investees	(9)	(3)
Net unrealized investment gains (losses)	$44,232	$(118,530)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of

June 30, 2010

insurance in force acquired and unearned revenue reserve totaling ($451.7) million for the six months ended June 30, 2010 and $162.1 million for the six months ended June 30, 2009. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income (loss) are reported along with changes in fair value for which no other-than-temporary impairment losses were previously recognized.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

•	historical operating trends;
•	business prospects;
•	status of the industry in which the company operates;
•	analyst ratings on the issuer and sector;
•	quality of management;
•	size of unrealized loss;
•	level of current market interest rates compared to market interest rates when the security was purchased;
•	length of time the security has been in an unrealized loss position; and
•	our intent to sell and whether it is more likely than not that we would be required to sell prior to recovery.

Fixed Maturity and Equity Securities with Unrealized Losses by Length of Time

	June 30, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate securities	$84,070	$(9,459)	$843,588	$(115,479)	$927,658	$(124,938)
Residential mortgage-backed securities	38,935	(101)	796,632	(93,860)	835,567	(93,961)
Commercial mortgage-backed securities	7,370	(22)	169,345	(57,400)	176,715	(57,422)
Other asset-backed securities	42,589	(81)	123,993	(74,796)	166,582	(74,877)
Collateralized debt obligation	—	—	3,060	(14,940)	3,060	(14,940)
State, municipal and other governments	38,736	(1,309)	638,708	(65,695)	677,444	(67,004)
Total fixed maturities	$211,700	$(10,972)	$2,575,326	$(422,170)	$2,787,026	$(433,142)

Total equity securities	$—	$—	$21,919	$(3,096)	$21,919	$(3,096)

June 30, 2010

	December 31, 2009
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate securities	$314,304	$(13,717)	$1,577,140	$(212,900)	$1,891,444	$(226,617)
Residential mortgage-backed securities	53,341	(1,807)	1,025,010	(140,234)	1,078,351	(142,041)
Commercial mortgage-backed securities	8,110	(521)	242,414	(85,412)	250,524	(85,933)
Other asset-backed securities	18,386	(11,891)	104,784	(86,342)	123,170	(98,233)
Collateralized debt obligation	—	—	3,351	(14,649)	3,351	(14,649)
Unites States Government and agencies	63,528	(2,392)	14,684	(151)	78,212	(2,543)
State, municipal and other governments	762,644	(21,139)	777,542	(134,361)	1,540,186	(155,500)
Redeemable preferred stocks	—	—	4,694	(306)	4,694	(306)
Total fixed maturities	$1,220,313	$(51,467)	$3,749,619	$(674,355)	$4,969,932	$(725,822)

Total equity securities	$—	$—	$20,738	$(4,662)	$20,738	$(4,662)

Included in the above tables are 499 securities from 315 issuers at June 30, 2010 and 953 securities from 651 issuers at December 31, 2009. The unrealized losses are primarily due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010. The following summarizes the more significant unrealized losses by investment category as of June 30, 2010.

Corporate securities: The unrealized losses on corporate securities represent 28.8% of our total unrealized losses. The largest losses remain in the finance sector ($519.8 million carrying value and $80.4 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($280.7 million carrying value and $55.2 million unrealized loss) and the life insurance ($89.8 million carrying value and $10.4 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other sector containing our largest unrealized losses is energy ($122.5 million carrying value and $13.6 million unrealized loss). The unrealized loss in this sector is generally due to spread widening across the sector.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 21.7% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 13.3% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 17.3% of our total unrealized losses, and were caused primarily by concerns regarding mortgage defaults on subprime and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Collateralized debt obligation: The unrealized loss on the collateralized debt obligation represents 3.4% of our total unrealized losses. Our investment in this CCC-rated synthetic collateralized debt obligation is backed by credit default swaps with no home equity exposure. We have stress tested this security and determined that future principal losses are not expected based on reasonably adverse conditions, as we believe the existing subordination is sufficient to maintain the value of our investment. See Note 1 for discussion on change in accounting for this security in the third quarter of 2010.

June 30, 2010

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 15.5% of our total unrealized losses, and were primarily caused by general spread widening, the lack of printed underlying ratings on insured bonds and the uncertainty around the recent recession's impact on municipalities' income. We do not consider these investments to be other-than-temporarily impaired at June 30, 2010 because the decline in fair value is primarily attributable to increased spreads and general market concerns regarding municipalities' budget issues rather than the underlying issuers.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $14.9 million at June 30, 2010. The $14.9 million unrealized loss is from the collateralized debt obligation noted above. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $27.0 million at June 30, 2010. The $27.0 million unrealized loss from one issuer relates to three different securities that are backed by different pools of Alt-A residential mortgage loans. All but one of the three securities are rated investment grade and the largest unrealized loss totaled $9.4 million.

Equity securities: We also had $3.1 million of gross unrealized losses on equity securities with an estimated fair value of $21.9 million at June 30, 2010. The unrealized losses are attributable to perpetual preferred securities in the financial sector. These equity securities have been in an unrealized loss position for more than one year. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds.

Realized gains and losses on sales of investments are determined on the basis of specific identification. The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value is other than temporary, a specific write down is charged to earnings for the credit loss and a specific charge is recognized in accumulated other comprehensive income (loss) for the non-credit loss component. For fixed maturity securities, the previous amortized cost adjusted by the credit loss becomes the new cost basis for the security. For equity securities, the fair value becomes the new cost basis for the security.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$(83,673)	$(127,145)	$(98,545)	$(106,421)
Increases for which an impairment was not previously recognized	(5,782)	(23,286)	(12,330)	(40,472)
Increases to previously impaired investments	—	(4,121)	(1,474)	(7,691)
Reductions due to investments sold	266	32,840	23,160	32,872
Balance at end of period	$(89,189)	$(121,712)	$(89,189)	$(121,712)

June 30, 2010

Sales, Maturities and Principal Repayments on Fixed Maturity Securities - Available for Sale

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Scheduled principal repayments and calls	Sales	Total	Scheduled principal repayments and calls	Sales	Total
	(Dollars in thousands)
Amortized cost	$112,213	$25,243	$137,456	$159,535	$618,560	$778,095
Gross realized gains	—	2,166	2,166	—	34,480	34,480
Gross realized losses	—	—	—	—	(3,106)	(3,106)
Unsettled sales	—	(2,025)	(2,025)	—	—	—
Proceeds	$112,213	$25,384	$137,597	$159,535	$649,934	$809,469

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Scheduled principal repayments and calls	Sales	Total	Scheduled principal repayments and calls	Sales	Total
	(Dollars in thousands)
Amortized cost	$216,521	$110,497	$327,018	$255,962	$751,784	$1,007,746
Gross realized gains	—	7,223	7,223	—	36,548	36,548
Gross realized losses	—	(70)	(70)	—	(3,254)	(3,254)
Unsettled sales	—	(2,025)	(2,025)	—	—	—
Proceeds	$216,521	$115,625	$332,146	$255,962	$785,078	$1,041,040

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

Valuation Allowance on Mortgage Loans
	Six months ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$725	$—
Allowances established	1,295	865
Balance at end of period	$2,020	$865

3. Derivative Instruments

We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $50.0 million at June 30, 2010 and $100.0 million at December 31, 2009. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates. The interest rate settlements decreased derivative income $1.3 million during the first six months of 2010 and $2.4 million in the 2009 period. The change in unrealized loss on these

June 30, 2010

swaps increased derivative income $0.9 million for the six months ended June 30, 2010 and $1.6 million in the 2009 period.

We also have one interest rate swap that we entered into to hedge the variable component of the interest rate on a $46.0 million line of credit borrowing. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). Prior to 2009, the change in fair value of the swap was included in accumulated other comprehensive loss. The interest rate settlements decreased derivative income $1.0 million for the first six months of 2010 and $0.9 million in the 2009 period. The change in unrealized loss on this swap increased derivative income $1.0 million for the first six months of 2010. Derivative income (loss) for the 2009 period includes the unrealized loss on the swap at December 31, 2008 of $2.7 million which was previously included in accumulated other comprehensive income (loss), partially offset by the swap's increase in fair value during the period, which totaled $0.6 million.

Summary of Swaps
				Carrying and Fair Value
Maturity Date	Notional Amount	Receive Rate	Pay Rate	June 30, 2010	December 31, 2009
				(Dollars in thousands)
1/1/2010	$50,000	3 month LIBOR*	4.858%	$—	$(18)
10/7/2010	46,000	3 month LIBOR*	4.760%	(530)	(1,521)
6/1/2011	50,000	1 month LIBOR*	5.519%	(2,283)	(3,241)
				$(2,813)	$(4,780)

* London Interbank Offered Rate

When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at June 30, 2010 or December 31, 2009.

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

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $35.3 million at June 30, 2010 and $44.0 million at December 31, 2009. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $16.4 million at June 30, 2010 and $29.3 million at December 31, 2009. Derivative loss includes ($31.5) million for the first six months of 2010 and ($4.7) million for the 2009 period relating to call option proceeds and changes in fair value.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled ($32.5) million for the first six months of 2010 and $42.7 million for the 2009 period.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $1.9 million at June 30, 2010 and $1.6 million at December 31, 2009. The fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was less than $0.1 million at June 30, 2010 and $0.2 million at

June 30, 2010

December 31, 2009. Derivative income (loss) from our modified coinsurance contracts totaled $0.1 million for the first six months of 2010 and $0.8 million for the 2009 period.

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

Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows of each loan at an interest rate equal to a spread above the U.S. Treasury bond yield that corresponds to the loan's expected life. These spreads are based on overall market pricing of commercial mortgage loans at the time of valuation. The fair value of mortgage loans may also be based on the fair value of the underlying real estate collateral, which uses appraised values.

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

June 30, 2010

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

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$10,831,536	$10,831,536	$9,864,601	$9,864,601
Equity securities - available for sale	70,008	70,008	60,154	60,154
Mortgage loans on real estate	1,288,412	1,320,338	1,293,936	1,257,980
Derivative instruments	35,279	35,279	44,023	44,023
Policy loans	169,209	216,046	168,736	205,453
Other long-term investments	1,870	1,870	1,882	1,882
Cash and short-term investments	207,672	207,672	214,832	214,832
Reinsurance recoverable	18,271	18,271	31,080	31,080
Assets held in separate accounts	658,820	658,820	702,073	702,073

Liabilities
Future policy benefits	$9,629,793	$9,253,710	$9,392,402	$8,397,026
Other policyholders' funds	680,573	643,368	670,653	645,995
Long-term debt	371,126	295,311	371,084	280,828
Other liabilities	2,813	2,813	4,780	4,780
Liabilities related to separate accounts	658,820	641,074	702,073	682,438

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

June 30, 2010

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

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	June 30, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,337,810	$179,888	$5,517,698
Residential mortgage-backed securities	—	1,922,805	17,894	1,940,699
Commercial mortgage-backed securities	—	743,597	24,204	767,801
Other asset-backed securities	—	307,233	20,043	327,276
Collateralized debt obligations	—	—	3,060	3,060
United States Government and agencies	77,974	51,325	15,591	144,890
State, municipal and other governments	—	1,998,731	126,105	2,124,836
Redeemable preferred stocks	—	5,276	—	5,276
Non-redeemable preferred stocks	—	26,798	12,354	39,152
Common stocks	2,785	28,071	—	30,856
Derivative instruments	—	35,279	—	35,279
Other long-term investments	—	—	1,870	1,870
Cash and short-term investments	207,672	—	—	207,672
Reinsurance recoverable	—	18,271	—	18,271
Assets held in separate accounts	658,820	—	—	658,820
Total assets	$947,251	$10,475,196	$401,009	$11,823,456

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$495,845	$495,845
Other liabilities	—	2,813	—	2,813
Total liabilities	$—	$2,813	$495,845	$498,658

June 30, 2010

	December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$4,901,409	$188,480	$5,089,889
Residential mortgage-backed securities	—	1,873,410	—	1,873,410
Commercial mortgage-backed securities	—	688,636	31,487	720,123
Other asset-backed securities	—	109,925	22,948	132,873
Collateralized debt obligations	—	—	12,892	12,892
United States Government and agencies	69,527	55,257	14,683	139,467
State, municipal and other governments	—	1,780,546	110,707	1,891,253
Redeemable preferred stocks	—	4,694	—	4,694
Non-redeemable preferred stocks	—	31,038	7,399	38,437
Common stocks	2,685	19,032	—	21,717
Derivative instruments	—	44,023	—	44,023
Other long-term investments	—	—	1,882	1,882
Cash and short-term investments	214,832	—	—	214,832
Reinsurance recoverable	—	31,080	—	31,080
Assets held in separate accounts	702,073	—	—	702,073
Total assets	$989,117	$9,539,050	$390,478	$10,918,645

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$502,067	$502,067
Other liabilities	—	4,780	—	4,780
Total liabilities	$—	$4,780	$502,067	$506,847

Approximately 3.6% of the total fixed maturities are included in the Level 3 group at June 30, 2010 and 3.9% at December 31, 2009. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.4 million at June 30, 2010 and December 31, 2009. Our nonperformance risk decreased the fair value of our reported liabilities $97.7 million at June 30, 2010 and $108.5 million at December 31, 2009.

June 30, 2010

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	June 30, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$137,165	$42,723	$179,888
Residential mortgage-backed securities	17,894	—	17,894
Commercial mortgage-backed securities	20,221	3,983	24,204
Other asset-backed securities	20,043	—	20,043
Collateralized debt obligations	3,060	—	3,060
United States Government and agencies	15,591	—	15,591
State, municipal and other governments	126,105	—	126,105
Total	$340,079	$46,706	$386,785
Percent of total	87.9%	12.1%	100.0%

	December 31, 2009
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$151,056	$37,424	$188,480
Commercial mortgage-backed securities	26,761	4,726	31,487
Other asset-backed securities	22,948	—	22,948
Collateralized debt obligations	12,892	—	12,892
United States Government and agencies	14,683	—	14,683
State, municipal and other governments	110,707	—	110,707
Total	$339,047	$42,150	$381,197
Percent of total	88.9%	11.1%	100.0%

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	June 30, 2010
	Balance, December 31, 2009	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, June 30, 2010
	(Dollars in thousands)
Corporate securities	$188,480	$(5,700)	$12,972	$(15,960)	$96	$179,888
Residential mortgage-backed securities	—	17,919	(20)	—	(5)	17,894
Commercial mortgage-backed securities	31,487	(654)	2,943	(9,324)	(248)	24,204
Other asset-backed securities	22,948	(662)	6,041	(8,638)	354	20,043
Collateralized debt obligations	12,892	(10,200)	368	—	—	3,060
United States Government and agencies	14,683	—	903	—	5	15,591
State, municipal and other governments	110,707	(284)	15,696	—	(14)	126,105
Non-redeemable preferred stocks	7,399	—	(367)	5,322	—	12,354
Other long-term investments	1,882	—	—	—	(12)	1,870
Total	$390,478	$419	$38,536	$(28,600)	$176	$401,009

June 30, 2010

	June 30, 2009
	Balance, December 31, 2008	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, June 30, 2009
	(Dollars in thousands)
Corporate securities	$642,234	$(1,594)	$(1,165)	$(465,445)	$297	$174,327
Residential mortgage-backed securities	70,003	12,554	—	(70,003)	—	12,554
Commercial mortgage-backed securities	24,122	312	7,013	—	(103)	31,344
Other asset-backed securities	17,201	(555)	(2,438)	2,231	(39)	16,400
Collateralized debt obligations	7,414	—	951	—	(1)	8,364
United States Government and agencies	1,928	—	—	—		1,928
State, municipal and other governments	140,189	(120)	(9,292)	(19,999)	(9)	110,769
Redeemable preferred stocks	4,526	—	(363)	—	—	4,163
Other long-term investments	1,527	—	—	—	152	1,679
Total	$909,144	$10,597	$(5,294)	$(553,216)	$297	$361,528

(1)
For the 2010 period, the net transfers in (out) line above includes $45.4 million of securities that were priced using a broker only quote at December 31, 2009 and transferred to a pricing service that uses observable market data in the prices at June 30, 2010 and $16.8 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at June 30, 2010. For the 2009 period, net transfers in (out) includes $559.9 million of securities that were priced using a broker only quote at December 31, 2008 but transferred to a pricing service that uses observable market data in the prices. The 2009 period also includes $6.7 million that were transferred into Level 3 but did not have enough observable data to include in Level 2 at December 31, 2009.

The change in unrealized gains/losses on Level 3 investments was $43.0 million for the six months ended June 30, 2010 and $10.1 million for the six months ended June 30, 2009.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Future Policy Benefits

	Six months ended June 30,
	2010	2009
	(Dollars in thousands)
Index Product Embedded Derivatives:
Balance, beginning of period	$502,067	$523,515
Premiums less benefits, net	(20,160)	(9,951)
Impact of unrealized gains (losses), net	13,938	(82,675)
Balance, end of period	$495,845	$430,889

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$13,938	$(82,675)

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2010 and June 30, 2009, certain mortgage loans had been impaired or written down to a fair value totaling $5.5 million and $3.9 million respectively. These collateral dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

June 30, 2010

5. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations for the second quarter totaled $1.5 million for 2010 and $2.7 million for 2009, and for the six-months ended June 30 totaled $3.0 million for 2010 and $4.7 million for 2009. Pension cost is lower in 2010 compared to 2009 primarily due to improved asset returns, the impact of certain cost savings measures implemented in 2009 and a settlement charge estimate accrued in the second quarter of 2009.

Components of Net Periodic Pension Cost for all Employers in the Multiemployer Plans

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Service cost	$1,828	$1,861	$3,656	$3,721
Interest cost	3,558	3,890	7,116	7,780
Expected return on assets	(3,166)	(2,997)	(6,332)	(5,994)
Amortization of prior service cost	182	185	364	370
Amortization of actuarial loss	1,741	2,216	3,482	4,432
Settlement expense	—	1,400	(148)	1,496
Net periodic pension cost - all employees	$4,143	$6,555	$8,138	$11,805

6. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits against EquiTrust Life Insurance Company (EquiTrust Life) alleging claims as described below. We believe that many of the asserted claims will be defeated by dispositive motions. We remain optimistic that class certification will also be defeated in these actions. However, courts have a great deal of discretion in deciding whether to certify a class, and it is impossible to accurately predict how the court will rule on such a motion. Other theories of potential liability may develop as these cases progress. This is especially true as plaintiffs continue to alter their theories of liability during discovery. Given these uncertainties, we are unable to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to the extent the matters proceed through litigation. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, the outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

The first case is Tabares v. EquiTrust Life Insurance Company, filed in Los Angeles Superior Court on May 5, 2008. Tabares is a purported California class action on behalf of all persons who purchased certain deferred annuities from EquiTrust Life. The complaint asserts a sub-class of purchasers that were age 60 or older at the time of purchasing those annuities from EquiTrust Life. Plaintiffs seek injunctive relief on behalf of all class members, compensatory damages for breach of contract and punitive damages under a common law cause of action for fraud. Plaintiffs' motion for class certification was heard on June 22, 2010, however the court has not yet issued its ruling.

The second case is Eller v. EquiTrust Life Insurance Company, filed in United States District Court, District of Arizona, on January 12, 2009. This purported national class action includes all persons who purchased EquiTrust Life index annuities, with one sub-class for all persons age 65 and older that purchased an EquiTrust Life index annuity contract with a maturity date beyond the annuitant's actuarial life expectancy; and a 17-state sub-class under various consumer protection and unfair insurance practices statutes. This case seeks rescission and injunctive relief including restitution and disgorgement of profits on behalf of all class members, compensatory damages, unjust enrichment and punitive damages. Discovery continues through mid-December 2010 and Plaintiffs are required to file their class certification motion no later than January 12, 2011.

In 2008, the jury from a trial in Federal District Court in Utah involving an agency matter awarded Farm Bureau Life Insurance

June 30, 2010

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

In 2006, we incurred a pre-tax charge of $4.9 million relating to the settlement of a lawsuit with a husband and wife who had applied for life insurance policies. The settlement ended litigation regarding the process we followed in denying insurance coverage for medical reasons. Insurance claims have been filed under our professional liability and general liability insurance policies for reimbursement of the settlement amount, but coverage has been denied, and we have made a claim against an insurance broker for breach of contractual duties. We filed a lawsuit against the insurer and the insurance broker to recover those damages. Claims against the insurer were dismissed, however we retain our cause of action against the broker for failure to provide timely notice of our claim to said insurers and believe the claim is valid. Any recoveries will be recorded in net income in the period the recovery is received.

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

June 30, 2010

7. Earnings per Share

Computation of Earnings Per Common Share
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$22,323	$24,418	$40,344	$22,928
Dividends on Series B preferred stock	(37)	(37)	(75)	(75)
Numerator for earnings per common share - income available to common stockholders	$22,286	$24,381	$40,269	$22,853

Denominator:
Weighted average shares	30,200,276	29,860,950	30,152,536	29,855,779
Deferred common stock units relating to deferred compensation plans	186,763	146,228	180,821	126,691
Denominator for earnings per common share - weighted average shares	30,387,039	30,007,178	30,333,357	29,982,470
Effect of dilutive securities - stock based compensation	300,391	18,281	276,450	72,150
Denominator for dilutive earnings per common share - adjusted weighted-average shares	30,687,430	30,025,459	30,609,807	30,054,620

Earnings per common share	$0.73	$0.81	$1.33	$0.76
Earnings per common share - assuming dilution	$0.73	$0.81	$1.32	$0.76

Outstanding shares excluded from diluted earnings per share as certain stock options are anti-dilutive	1,771,286	3,025,978	2,030,231	3,060,758

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for 2010 and 2009 represents net income excluding, as applicable, the impact of realized and unrealized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

We use operating income (loss), in addition to net income, to measure our performance since realized gains and losses on investments and the change in net unrealized gains and losses on derivatives can fluctuate greatly from quarter to quarter. These fluctuations make it difficult to analyze core operating trends. In addition, for derivatives not designated as hedges, there is a mismatch between the valuation of the asset and liability when deriving net income. Specifically, call options relating to our index business are one or two-year assets while the embedded derivative in the index contracts represents the rights of the contract holder to receive index credits over the entire period the index annuities are expected to be in force. For our other embedded derivatives and interest rate swaps, the derivatives are marked to market, but the associated liabilities are not marked to market. A view of our operating performance without the impact of these mismatches enhances the analysis of our results. We use operating income for goal setting, determining company-wide short-term incentive compensation and evaluating performance on a basis comparable to that used by many in the investment community.

June 30, 2010

Financial Information Concerning our Operating Segments

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$42,407	$37,520	$83,181	$74,180
Traditional Annity - Independent Disrtibution	117,161	102,167	229,424	193,300
Traditional and Universal Life Insurance	87,775	89,054	171,322	175,186
Variable	17,223	16,346	34,138	32,491
Corporate and Other	4,965	5,426	9,964	11,024
	269,531	250,513	528,029	486,181
Realized gains (losses) on investments (A)	(4,899)	5,981	(8,190)	(13,699)
Change in net unrealized gains/losses on derivatives (A)	(66,759)	48,005	(52,567)	55,495
Consolidated revenues	$197,873	$304,499	$467,272	$527,977

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$11,818	$8,174	$23,708	$15,000
Traditional Annity - Independent Distribution	11,914	12,114	19,557	11,987
Traditional and Universal Life Insurance	19,538	18,885	30,649	34,328
Variable	(2,153)	5,758	1,387	1,933
Corporate and Other	(4,358)	(6,349)	(8,474)	(12,977)
	36,759	38,582	66,827	50,271
Income taxes on operating income	(12,308)	(12,777)	(22,078)	(16,598)
Realized gains/losses on investments (A)	(2,052)	(62)	(3,371)	(11,102)
Change in net unrealized gains/losses on derivatives (A)	(76)	(1,325)	(1,034)	357
Consolidated net income attributable to FBL Financial Group, Inc.	$22,323	$24,418	$40,344	$22,928

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at June 30, 2010 and December 31, 2009 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

June 30, 2010

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

Impact of Recent Business Environment

The economy and financial markets currently present separate but related challenges to conducting business in the life insurance and annuity industries. Following the end of one of the United States' deepest recessions, the economy has sustained modest growth now for four consecutive quarters. However, in comparison to prior recoveries, economic growth has been modest and employment growth weak. Improvement in the financial markets accompanied the economic recovery, but low U.S. Treasury yields and compressed credit spreads have led to low overall market yields.
U.S. Gross Domestic Product grew 2.7% in the first quarter of 2010, and economists expect it will have grown similarly during the second quarter. Industrial production, business investment and demand have been favorable. Personal income expanded through May but then retreated in June. However, employment growth remains anemic and unemployment remains high suggesting an extended period of weak incomes. Recent data indicates economic growth is likely to slow.
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
Financial markets, particularly the domestic fixed-income sector, have moved from low to rather high liquidity. Investors, from mutual fund holders to pension funds to insurance companies, continue to seek income-generating investments. Diminishing growth, slowing inflation and the concerns over eurozone fiscal health drew investors to U.S. Treasury securities in the second quarter and pushed yields near levels seen during the recent recession. The eurozone crisis additionally led to a rise in credit spreads, but the increase was mostly offset by the decrease in benchmark Treasury yields. Overall market yields declined as a result. The decline in market yields benefits the value of our existing investments, but it may reduce the income we earn on new investment holdings.
The broad decline in market yields during the quarter contributed to significant improvement in the carrying value of our investments, particularly within the corporate sector. However, unrealized losses remain in other asset sectors. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 2 to our consolidated financial statements for details on the nature of our unrealized loss position and Note 4 for discussion of our valuation methods.

Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offered a market value adjustment (MVA) feature based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury

June 30, 2010

interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. The unprecedented low U.S. Treasury yields in early 2009 provided an environment where contract holders were able to surrender with smaller net charges, which significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter of 2009 and continued declining throughout the remainder of 2009 to expected levels in the fourth quarter of 2009. Surrender activity during 2010 continued at or below expected levels.

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

Results of Operations for the Periods Ended June 30, 2010 and 2009

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Revenues	$197,873	$304,499	$467,272	$527,977
Benefits and expenses	166,285	268,241	410,817	494,576
	31,588	36,258	56,455	33,401
Income taxes	(10,511)	(11,982)	(18,466)	(10,726)
Equity income	1,207	88	2,302	161
Net income	22,284	24,364	40,291	22,836
Net loss attributable to noncontrolling interest	39	54	53	92
Net income attributable to FBL Financial Group, Inc.	$22,323	$24,418	$40,344	$22,928

Earnings per common share	$0.73	$0.81	$1.33	$0.76
Earnings per common share - assuming dilution	$0.73	$0.81	$1.32	$0.76

Other data
Direct premiums collected, net of reinsurance ceded:
Traditional Annuity - Exclusive Distribution	$81,991	$73,401	$160,675	$169,769
Traditional Annuity - Independent Distribution	87,444	199,281	134,780	523,980
Traditional and Universal Life Insurance	55,503	51,584	107,554	101,444
Variable Annuity and Variable Universal Life (1)	30,887	23,789	61,337	49,969
Reinsurance assumed and other	390	3,116	780	6,052
Total	$256,215	$351,171	$465,126	$851,214

Direct life insurance in force, end of quarter (in millions)			$47,289	$44,652
Life insurance lapse rates			6.6%	7.0%
Withdrawal rates - individual traditional annuity:
Exclusive Distribution			4.4%	4.4%
Independent Distribution			7.0%	22.0%

(1)	Amounts are net of portion ceded to and include amounts assumed from alliance partners.

June 30, 2010

Premiums collected is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). There is no comparable GAAP financial measure. We use premiums collected to measure the productivity of our exclusive and independent agents. Direct Traditional Annuity - Exclusive Distribution premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products. Direct premiums collected in the Traditional Annuity - Independent Distribution segment decreased in 2010 as a result of the continuing impact of rate and other actions taken to preserve capital. Variable premiums collected tend to vary with volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on completing products, including fixed rate annuities and bank-offered certificates of deposit.

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

Net Income Attributable to FBL Financial Group, Inc.

Net income attributable to FBL Financial Group, Inc. (FBL Net Income) was $22.3 million in the second quarter of 2010 and $40.3 million for the six months ended June 30, 2010 compared to $24.4 million and $22.9 million for the 2009 periods. As discussed in detail below, the increase for the six-month period was primarily due to an increase in spreads earned, a decrease in realized losses on investments, the impact of reduced surrender activity from our EquiTrust Life independent distribution and the impact of refinements made to reserve calculations, partially offset by the impact of separate account performance on our variable business. In addition, the volume of Farm Bureau Life's business in force increased in 2010. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income.

Spreads Earned on our Universal Life and Individual Annuity Products

	Six months ended June 30,
	2010	2009
Weighted average yield on cash and invested assets	6.09%	6.21%
Weighted average interest crediting rate/index cost	3.70%	4.07%
Spread	2.39%	2.14%

The weighted average yield on cash and invested assets represents the yield on cash and investments backing the universal life and individual traditional annuity products net of investment expenses. The yield also includes losses relating to our interest rate swap program for certain individual traditional annuities. With respect to our index annuities, index costs represent the expenses we incur to fund the annual index credits through the purchase of options and minimum guaranteed interest credited on the index business. The weighted average crediting rate/index cost and spread are computed excluding the impact of the amortization of deferred sales inducements. See the "Segment Information" section that follows for a discussion of our spreads.

Impact of Unlocking

We periodically revise key assumptions used in the calculation of the amortization of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenues for participating life insurance, variable and interest sensitive and index products, as applicable, through an “unlocking” process. Revisions are made based on historical results and our best estimate of future experience. The impact of unlocking is recorded in the current period as an increase or decrease to amortization of the respective balances. While the unlocking process can take place at any time, as needs dictate, the process typically takes place annually with different blocks of business unlocked each quarter. The impact of unlocking was to increase pre-tax income $1.5 million in the 2010 periods and decrease pre-tax income $1.4 million in the 2009 periods. The impact in 2010 and 2009 was primarily due to updating the amortization model for assumptions relating to withdrawal rates, mortality and the current volume of business in force.

June 30, 2010

Nonrecurring Gains from Reserve Refinements

During the second quarter of 2010, refinements were made to the calculation of reserves for certain traditional life contracts. These refinements, along with associated adjustments to deferred policy acquisition costs and taxes, resulted in an increase to 2010 net income of $3.0 million ($0.10 per basic and diluted common share).

Impact of Operating Adjustments on FBL Net Income

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Realized gains (losses) on investments	$(4,907)	$6,121	$(8,200)	$(13,549)
Change in net unrealized gains/losses on derivatives	(8,157)	(3,345)	(20,021)	12,814
Change in amortization of:
Deferred policy acquisition costs	5,545	(4,116)	12,225	(10,966)
Deferred sales inducements	4,231	(652)	9,227	(4,683)
Value of insurance in force acquired	5	(2)	(19)	3
Unearned revenue reserve	8	(140)	10	(150)
Income tax offset	1,147	747	2,373	5,786
Net impact of operating income adjustments	$(2,128)	$(1,387)	$(4,405)	$(10,745)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$(2,052)	$(62)	$(3,371)	$(11,102)
Change in net unrealized gains/losses on derivatives	(76)	(1,325)	(1,034)	357
Net impact of operating income adjustments	$(2,128)	$(1,387)	$(4,405)	$(10,745)
Net impact per share - basic	$(0.07)	$(0.05)	$(0.14)	$(0.36)
Net impact per share - assuming dilution	$(0.07)	$(0.05)	$(0.14)	$(0.36)

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

Changes in FBL Net Income
	Period ended
	June 30, 2010 vs. June 30, 2009
	Three months	Six months
	(Dollars in thousands)

Premiums and product charges	$(20,719)	$(30,565)
Net investment income	(2,864)	(8,844)
Derivative income (loss)	(71,285)	(24,348)
Realized gains/losses on investments	(11,028)	5,349
Other income and other expenses	(235)	(1,126)
Interest sensitive and index products benefits and change in value of index product embedded derivative	90,900	48,427
Traditional life insurance policy benefits	4,022	(1,217)
Underwriting, acquisition and insurance expenses	6,540	34,565
Interest expense	(1)	813
Income taxes	1,471	(7,740)
Noncontrolling interest and equity income	1,104	2,102
Total change in FBL Net Income	$(2,095)	$17,416

June 30, 2010

A detailed discussion of changes in FBL Net Income follows.

Premiums and Product Charges

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$30,435	$52,991	$60,438	$94,131
Traditional life insurance premiums	42,791	40,954	82,036	78,908
Total	$73,226	$93,945	$142,474	$173,039

Premiums and product charges decreased 22.1% to $73.2 million in the second quarter of 2010 and 17.7% to $142.5 million for the six-month period primarily due to a reduction in surrender charges on annuity products. In addition, premium and product charges declined as a result of the sale of a block of coinsured business in the fourth quarter of 2009. Surrender charges totaled $6.8 million for the second quarter of 2010 and $13.9 million for the six months ended June 30, 2010 compared to $29.8 million and $47.7 million in the respective 2009 periods. Net surrender charges decreased on certain products sold by our EquiTrust Life independent distribution as noted in the "Impact of Recent Business Environment" section above.

Surrender Charges on EquiTrust Life Direct Fixed Annuity Contracts

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Surrender charges:
Gross surrender charges	$7,148	$64,034	$13,785	$128,642
Market value adjustments	(2,137)	(36,872)	(3,896)	(86,643)
Net surrender charges	$5,011	$27,162	$9,889	$41,999

Traditional life insurance premiums increased due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders and the sale of a block of coinsured business. Our average aggregate traditional life insurance in force, net of reinsurance, totaled $25,539.2 million for the six-month period in 2010 and $23,499.5 million for the six-month period in 2009. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, decreased 1.6% to $179.9 million in the second quarter of 2010 and 2.4% to $358.0 million for the six-month period. The decreases are primarily due to a decrease in average invested assets and a decrease in average yield on those assets. Average invested assets in the six-month period of 2010 decreased 1.0% to $12,261.1 million (based on securities at amortized cost) from $12,383.3 million in the 2009 period, principally due to the net cash outflows from EquiTrust Life, partially offset by net cash inflows from Farm Bureau Life during the eighteen-month period ended June 30, 2010. EquiTrust Life had net cash outflows in 2009 due to the reduction in sales to preserve capital, increased surrender activity from the independent distribution channel and assets transferred in connection with the sale of a block of coinsured business. The annualized yield earned on average invested assets decreased to 6.02% in the six months ended June 30, 2010 from 6.12% in the respective 2009 period.

Fee income from bond calls, tender offers and mortgage loan prepayments totaled $1.0 million in the six months ended June 30, 2010 compared to $1.8 million in the respective 2009 period. Net investment income also includes less than ($0.1) million in the six months ended June 30, 2010 compared to $1.2 million in the 2009 respective period representing the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period. See the "Financial Condition - Investments" section that follows for a description of how changes in prepayment speeds impact net investment income.

June 30, 2010

Derivative Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Derivative income (loss):
Components of derivative income (loss) from call options:
Gains received at expiration	$33,289	$260	$64,593	$487
Change in the difference between fair value and remaining option cost at beginning and end of period	(66,568)	46,384	(52,835)	55,188
Cost of money for call options	(21,273)	(29,583)	(43,291)	(60,325)
	(54,552)	17,061	(31,533)	(4,650)
Other	267	(61)	(416)	(2,951)
Total	$(54,285)	$17,000	$(31,949)	$(7,601)

Gains received at expiration increased in 2010 as a result of increases in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also increased in 2010, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair value and remaining option cost at beginning and end of period decreased derivative income in 2010 primarily due to the timing of index credits and the decline in the S&P 500 Index late in the second quarter of 2010 compared to the strike price of the outstanding options.

The cost of money for call options decreased primarily due to a decrease in the volume of business in force, a decrease in the cost of hedging programs on our direct and assumed business and a decrease in the overhedged position on our direct business. The average aggregate account value of index annuities in force, which has decreased due to increased surrender activity from the independent distribution channel and run-off of assumed business, totaled $4,087.4 million for the six months ended June 30, 2010 compared to $4,554.3 million for the 2009 period.

Other derivative income (loss) is comprised of income or loss from interest rate swaps and the embedded derivatives included in our modified coinsurance contracts. Derivative income (loss) will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

Realized Gains (Losses) on Investments

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$2,187	$36,634	$7,260	$38,733
Realized losses on sales	—	(3,106)	(344)	(3,254)
Total other-then-temporary impairment charges	(31,356)	(48,724)	(58,510)	(79,851)
Net realized investment losses	(29,169)	(15,196)	(51,594)	(44,372)
Non-credit losses included in accumulated other comprehensive income (loss)	24,262	21,317	43,394	30,823
Total reported in statements of opertations	$(4,907)	$6,121	$(8,200)	$(13,549)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" for details regarding our unrealized gains and losses on available-for-sale securities at June 30, 2010 and December 31, 2009.

We monitor the financial condition and operations of the issuers of securities rated below investment grade and of the issuers of certain investment grade securities on which we have concerns regarding credit quality. If we determine that an unrealized loss is other than temporary, the security is written down to its fair value and a portion of the write-down attributable to non-credit factors is recognized in accumulated other comprehensive income (loss). See additional details regarding the non-credit portion of the write-downs and our methodology for evaluating investments for other-than-temporary impairment in Note 2 to our consolidated financial statements.

June 30, 2010

Investment Impairments Recognized in FBL Net Income Individually Exceeding $0.5 Million

General Description	Impairment Loss	Circumstance
	(Dollars in thousands)
Six months ended June 30, 2010

Other asset-backed securities	$5,438	Projected losses indicate a shortfall could occur in the near future and the underlying insurance that was expected to absorb losses was deemed to be less valuable during the period.
Corporate bond	1,767	Projected decline in future cashflows based on announcement by the issuer that they would be deferring certain coupon payments.
Corporate bond	1,410	Projected decline in future cashflows based on announcement by the issuer that they would be deferring certain coupon payments.
Commercial mortgage loan	1,295	The borrower defaulted on mortgage payments during the quarter and given a decline in collaterial value it is uncertain whether the loan will be be fully collected.
Other asset-backed security	1,110	The monoline insurer discontinued supporting this issue ending insurance payments that were absorbing losses on the security.
Collateralized bond obligation	663	Defaults of the underlying collateral supporting this issue increased and the present value of future cash flows decreased.
Other asset-backed security	591	Rating declines occurred, defaults of the underlying collateral supporting this issue increased and the present value of future cash flows decreased.
Other asset-backed security	517	Stress tests performed during the quarter indicated a shortfall in future cash flow could occur.
Other asset-backed security	511	Stress tests performed during the quarter indicated a shortfall in future cash flow could occur.

Six months ended June 30, 2009

Collateralized debt obligation	$11,509	Defaults of the underlying collateral supporting this issue increased resulting in possible future losses.
Major paper manufacturing company	6,630	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Real estate investment trust	6,299	Issuer filed for bankruptcy after unsuccessful attempts to obtain financial assistance. This reduced estimates on potential recovery.
Major printing & publishing company	5,671	Debt restructuring and declines in ratings and revenues, which could result in a future covenant violation, reduced estimates on potential recovery.
Apparel and other textile company	4,000	The probability of future losses increased due to declining economic conditions and increased concerns about the company's ability to continue as a going concern.
Commercial finance company	3,996	Rating declines occurred due to the impact of declining economic conditions on earnings, liquidity and the company's ability to continue as a going concern.
Other asset-backed securities	3,786	Defaults in underlying collateral supporting these issues increased.
Collateralized bond obligation	2,133	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Collateralized bond obligation	1,353	Rating declines occurred and defaults of the underlying collateral supporting this issue increased.
Other asset-backed securities	1,338	Rating declines occurred on the monoline insurer supporting these issues. Financial recoveries are fully dependent on the insurer.
Reinsurance carrier	586	Rating declines occurred and near term solvency became a concern.

Negative trends in the industries listed above were considered in our analysis, which is done on an issue-by-issue basis. No

June 30, 2010

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

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$76,185	$81,555	$151,742	$160,715
Index credits	35,899	1,867	68,465	3,212
Amortization of deferred sales inducements	4,396	15,234	8,734	34,570
Interest sensitive death benefits	11,974	10,746	21,697	25,341
	128,454	109,402	250,638	223,838
Change in value of index product embedded derivatives	(58,602)	51,350	(32,546)	42,681
Total	$69,852	$160,752	$218,092	$266,519

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 56.5% to $69.9 million in the second quarter of 2010 and 18.2% to $218.1 million for the six-month period. The decreases were primarily due to the impact of the change in value of index product embedded derivatives, lower amortization of deferred sales inducements and a reduction in the weighted average interest crediting rate/index cost. This was partially offset by an increase in index credits which is driven by market appreciation of the indices backing the index annuities. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.70% for the six-month period in 2010 period and 4.07% for the 2009 period. See the "Segment Information" section that follows for additional details on our spreads.

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

The decrease in amortization of deferred sales inducements is primarily due to the impact of operating adjustments, as described above in the "Impact of Operating Adjustments on FBL Net Income." In addition, amortization of deferred sales inducements for the EquiTrust Life independent distribution channel decreased $6.1 million for the quarter and $12.1 million for the six-month period, primarily due to the impact of decreased surrender activity.

June 30, 2010

Traditional Life Insurance Policy Benefits

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$22,186	$24,453	$49,754	$46,557
Increase in traditional life future policy benefits	9,025	10,110	18,766	19,828
Distributions to participating policyholders	4,387	5,057	9,060	9,978
Total	$35,598	$39,620	$77,580	$76,363

Traditional life insurance policy benefits decreased 10.2% to $35.6 million in the second quarter of 2010 and increased 1.6% to $77.6 million for the six-month period. These changes were largely due to refinements to reserve estimates, partially offset by the impact of an increase in traditional life premiums on reserves. In addition, death benefits contributed to the decrease in the second quarter and increase for the six-month period. Death benefits totaled $12.5 million for the second quarter and $30.3 million for the six months ended June 30, 2010, compared to $14.0 million for the second quarter and $26.7 million for the six months ended June 30, 2009. The decrease in traditional life insurance benefits is partially offset by an increase in interest sensitive death benefits noted above. Overall, mortality experience was comparable quarter to quarter. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
As discussed in "Results of Operations" above, during the second quarter of 2010, we refined the calculation of traditional life reserve estimates resulting in a $5.7 million decrease to traditional life future policy benefits. The change in traditional life future policy benefits may not be proportional to the change in traditional premiums and benefits as reserves on term policies are generally less than reserves on whole life policies.

Underwriting, Acquisition and Insurance Expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,283	$3,620	$7,050	$7,193
Amortization of deferred policy acquisition costs	27,173	33,813	47,949	81,253
Amortization of value of insurance in force acquired	588	652	1,164	1,393
Other underwriting, acquisition and insurance expenses, net of deferrals	18,619	18,118	37,438	38,327
Total	$49,663	$56,203	$93,601	$128,166

Underwriting, acquisition and insurance expenses decreased 11.6% to $49.7 million in the second quarter of 2010 and 27.0% to $93.6 million for the six-month period. Amortization of deferred policy acquisition costs decreased primarily due to the net impact of operating adjustments as detailed under "Impact of Operating Adjustments on FBL Net Income" and the impact of surrender activity from the EquiTrust Life independent distribution channel, partially offset by the impact of separate account performance on our variable business. Amortization of deferred policy acquisition costs on our EquiTrust Life distribution channel, excluding the impact of operating adjustments, totaled $10.1 million in the second quarter of 2010 and $22.1 million for the six-month period, compared to $18.8 million in the second quarter of 2009 and $39.4 million for the six-month period. Amortization of deferred policy acquisition in our variable lines increased $10.1 million for the quarter and $7.0 million for the six-month period primarily due to the impact of separate account performance.

Other underwriting, acquisition and insurance expenses increased 2.8% in the second quarter of 2010 to $18.6 million. For the six-month period, this increase was offset by $1.6 million of one-time charges incurred in 2009 with the implementation of cost saving initiatives announced in the first quarter.

June 30, 2010

Interest Expense

Interest expense totaled $6.1 million in the second quarters of 2010 and 2009. For the six months ended June 30, 2010, interest expense decreased 6.2% to $12.2 million, primarily due to a decrease in our average debt outstanding. The average debt outstanding decreased to $371.1 million for the six months ended June 30, 2010 from $390.9 million for the 2009 period due to the pay-off of our $60.0 million revolving line of credit borrowings in February 2009.

Income Taxes

Income taxes totaled $10.5 million in the second quarter of 2010 and $18.5 million for the six months ended June 30, 2010, compared to $12.0 million in the second quarter of 2009 and $10.7 million for the six months ended June 30, 2009. The effective tax rate was 33.3% for the second quarter of 2010 and 33.0% for the 2009 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $1.2 million for the second quarter of 2010 and $2.3 million for the six months ended June 30, 2010, compared to $0.1 million for second quarter of 2009 and $0.2 million for the six months ended June 30, 2009. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Equity income increased during 2010 due to the investment in a limited partnership acquired late in the fourth quarter of 2009. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of fixed maturity and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended June 30, 2010 and 2009 represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

The impact of realized gains and losses on investments and unrealized gains and losses on derivatives also includes adjustments for taxes and that portion of amortization of deferred policy acquisition costs, deferred sales inducements, unearned revenue reserve and value of insurance in force acquired attributable to such gains or losses. Our rationale for using operating income (loss), in addition to net income, to measure our performance is summarized in Note 8 to the consolidated financial statements.

June 30, 2010

Reconciliation of Net Income to Pre-tax Operating Income

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$22,323	$24,418	$40,344	$22,928
Net impact of operating income adjustments (1)	2,128	1,387	4,405	10,745
Income taxes on operating income	12,308	12,777	22,078	16,598
Pre-tax operating income	$36,759	$38,582	$66,827	$50,271

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$11,818	$8,174	$23,708	$15,000
Traditional Annuity - Independent Distribution	11,914	12,114	19,557	11,987
Traditional and Universal Life Insurance	19,538	18,885	30,649	34,328
Variable	(2,153)	5,758	1,387	1,933
Corporate and Other	(4,358)	(6,349)	(8,474)	(12,977)
	$36,759	$38,582	$66,827	$50,271

(1)	See "Net Income Attributable to FBL Financial Group, Inc." above for additional details on our operating income adjustments.

A discussion of our operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$157	$246	$282	$494
Net investment income	42,808	38,543	83,959	76,212
Derivative loss	(558)	(1,269)	(1,060)	(2,526)
	42,407	37,520	83,181	74,180
Benefits and expenses	30,589	29,346	59,473	59,180
Pre-tax operating income	$11,818	$8,174	$23,708	$15,000

Other data
Annuity premiums collected, direct	$81,991	$73,401	$160,675	$169,769
Policy liabilities and accruals, end of period			2,851,405	2,453,291

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.25%	6.06%
Weighted average interest crediting rate/index costs			3.68%	3.99%
Spread			2.57%	2.07%

Individual traditional annuity withdrawal rate			4.4%	4.4%

Pre-tax operating income for the Exclusive Annuity segment increased 44.6% in the second quarter of 2010 to $11.8 million and 58.1% in the six months ended June 30, 2010 to $23.7 million primarily due to increases in spreads earned and the volume of business in force. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,901.3 million for the six months ended June 30, 2010 and $1,695.8 million for the 2009 period.

The increases in benefits and expenses in 2010 from the volume of business in force were partially offset by the impact of

June 30, 2010

changes in earned rates and expected profits on the underlying business which reduced amortization of deferred policy acquisition costs $0.5 million for the first quarter and $2.0 million for the six-month period.

Premiums collected increased 11.7% for the three months ended June 30, 2010, but decreased 5.4% for the six-month period. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products. Fixed income markets experienced a strong recovery in 2009 while equity markets were more volatile in the first half of 2009 and again in the second quarter of 2010.

The increase in the weighted average yield on cash and invested assets is primarily attributable to an increase in yields earned on new investments and a decrease in the cost of our interest rate swap program which totaled ($1.3) million for the six-months ended June 30, 2010 compared to ($2.4) million for the 2009 period. See Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The weighted average interest crediting rate decreased due to decreases in the interest crediting rates on a significant portion of our annuity portfolio the second half of 2009 and in 2010.

Traditional Annuity - Independent Distribution Segment

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$6,326	$28,965	$12,593	$45,857
Net investment income	97,284	102,447	194,115	207,152
Derivative income (loss)	13,551	(29,245)	22,716	(59,709)
	117,161	102,167	229,424	193,300
Benefits and expenses	105,247	90,053	209,867	181,313
Pre-tax operating income	$11,914	$12,114	$19,557	$11,987

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$24,033	$99,782	$42,681	$313,114
Index annuities	63,411	99,499	92,099	210,866
Annuity premiums collected, assumed	361	513	681	871
Policy liabilities and accruals, end of period			7,192,086	7,517,080

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			5.98%	6.20%
Weighted average interest crediting rate/index cost			3.65%	4.06%
Spread			2.33%	2.14%

Individual traditional annuity withdrawal rate			7.0%	22.0%

Pre-tax operating income for the Independent Annuity segment decreased 1.7% in the second quarter of 2010 to $11.9 million and increased 63.2% in the six months ended June 30, 2010 to $19.6 million. These changes are primarily due to an increase in spreads earned, the impact of unlocking and the impact of surrender activity from the EquiTrust Life independent distribution channel.

The average aggregate account value for annuity contracts in force in the Independent Annuity segment totaled $7,022.8 million for the six months ended June 30, 2010 and $7,499.5 million for the 2009 period due to increased surrender activity from the EquiTrust Life independent distribution channel in 2009 and a reduction in coinsured business. The decreases in interest sensitive and index product charges are due to a reduction in surrender charges, which are reported net of MVAs. See the "Impact of Recent Business Environment" and "Premium and Product Charges" sections above for discussion on the impact of MVAs on our direct fixed annuity products in 2009. The changes in derivative income (loss) are primarily due to increased proceeds from call option settlements and lower cost of money for call options as discussed under "Derivative Income (Loss)" above.

June 30, 2010

Benefits and expenses for the 2010 periods increased primarily due to market appreciation of the indices backing the index annuities causing index credits to increase $33.9 million in the second quarter of 2010 and $64.8 million for the six months ended June 30, 2010. These increases were partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements of $14.7 million in the second quarter of 2010 and $29.9 million for the six months ended June 30, 2010, primarily due to the decreased surrender activity. In addition, the impact of unlocking decreased amortization $1.4 million in the second quarter of 2010 compared to an increase of $2.7 million in the 2009 period.

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

Traditional and Universal Life Insurance Segment

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,420	$12,484	$22,833	$24,610
Traditional life insurance premiums and other income	43,001	40,941	82,272	78,956
Net investment income	33,354	35,629	66,217	71,620
	87,775	89,054	171,322	175,186
Benefits and expenses	68,237	70,169	140,673	140,858
Pre-tax operating income	$19,538	$18,885	$30,649	$34,328

Other data
Life premiums collected, net of reinsurance	$55,503	$54,149	$107,554	$106,516
Policy liabilities and accruals, end of period			2,086,011	2,248,568
Direct life insurance in force, end of period (in millions)			40,108	37,137

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.66%	6.70%
Weighted average interest crediting rate			4.27%	4.37%
Spread			2.39%	2.33%

Pre-tax operating income for the Traditional and Universal Life Insurance segment increased 3.5% in the second quarter of 2010 to $19.5 million and decreased 10.7% to $30.6 million for the six months ended June 30, 2010. The increase in the second quarter is attributable to refinements made to certain reserve estimates, partially offset by an increase in expenses allocated from the variable segment and the impact of the sale of a block of coinsured business during the fourth quarter of 2009. The decrease for the six months ended June 30, 2010 is primarily due to an increase in mortality experience on our direct business, which more than offset the net impact of the items noted for the second quarter.

The impact of refining estimates on certain life insurance reserves decreased benefits and expenses $4.6 million in the second quarter of 2010. The coinsurance business we previously assumed contributed approximately $2.7 million in pre-tax income the second quarter of 2009 and $4.3 million for the six-month period. Death benefits incurred on our direct business, after the impact of reserves released, increased $0.5 million for the second quarter of 2010 compared to 2009 and $3.7 million for the six month period. Benefits can fluctuate from period to period primarily as a result of changes in mortality experience.

Policy liabilities and accruals decreased primarily due to the sale of a block of coinsured business including traditional and universal life products that contributed $4.3 million in pre-tax operating income in the first six months of 2009. Excluding the impact of reinsurance, our direct traditional and universal life insurance in force increased 8.0% to $40,108.3 million.

The increase in spreads is primarily due to decreases in the weighted average interest crediting rate due to rate changes on our universal life products in 2009 and 2010. The decrease in the weighted average yield on cash and invested assets is primarily

June 30, 2010

due to a reduction in investment income from changes in the net discount accretion on mortgage and asset-backed securities.

Variable Segment

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income (loss)
Operating revenues:
Interest sensitive product charges	$12,530	$11,472	$24,726	$23,400
Net investment income	4,100	4,085	8,126	7,976
Other income	593	789	1,286	1,115
	17,223	16,346	34,138	32,491
Benefits and expenses	19,376	10,588	32,751	30,558
Pre-tax operating income (loss)	$(2,153)	$5,758	$1,387	$1,933

Other data
Variable premiums collected, net of reinsurance	$30,887	$23,789	$61,337	$49,969
Policy liabilities and accruals, end of period			273,856	260,140
Separate account assets, end of period			658,820	595,047
Direct life insurance in force, end of period (in millions)			7,181	7,515

Pre-tax operating income (loss) for the Variable segment decreased 137.4% to ($2.2) million in the second quarter of 2010 and decreased 28.2% to $1.4 million for the six months ended June 30, 2010. The decreases are primarily due to the impact of separate account performance on the amortization of deferred policy acquisition costs, partially offset by a reduction in expenses allocated to the segment.

Benefits and expenses increased 83.0% to $19.4 million in the second quarter of 2010. Amortization of deferred policy acquisition costs increased $10.1 million primarily due to the impact of separate account performance, partially offset by a $2.1 million decrease in other underwriting expenses due to the impact of cost saving initiatives in 2009 and changes in expense allocations between segments. For the six month period, the impact of separate account performance increased amortization of deferred policy acquisition costs $7.0 million, partially offset by a $3.4 million decrease in other underwriting expenses and a $1.8 million decrease in death benefits due to improved mortality experience.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. During the second quarter of 2010, we discontinued underwriting new sales of variable products and are currently in the process of terminating new sales with our variable alliance partners. We continued to receive premiums from sales that occurred prior to this change during the second quarter. During the second quarter of 2010, we began selling through our Farm Bureau Life distribution channel, variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, a portion of which will be passed on to the agents as commissions for the underlying sales. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we will continue to administer this business.

June 30, 2010

Corporate and Other Segment

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$2,362	$2,068	$5,580	$3,881
Derivative loss	(519)	(491)	(1,038)	(861)
Other income	3,122	3,849	5,422	8,004
	4,965	5,426	9,964	11,024
Interest expense	6,117	6,116	12,235	13,048
Benefits and other expenses	5,102	5,849	9,797	11,292
	(6,254)	(6,539)	(12,068)	(13,316)
Noncontrolling interest	39	54	53	92
Equity income, before tax	1,857	136	3,541	247
Pre-tax operating loss	$(4,358)	$(6,349)	$(8,474)	$(12,977)

Pre-tax operating loss decreased 31.4% to $4.4 million in the second quarter of 2010 and 34.7% to $8.5 million for the six months ended June 30, 2010. These changes are primarily due to an increase in equity income and net investment income, partially offset in the sixth-month period by the impact of a reduction in leasing activities.

The changes in equity income are discussed in the "Equity Income" section above. Net investment income increased primarily due to the impact of being more fully invested during the 2010 periods. Interest expense decreased in the six months ended June 30, 2010 due to a decrease in our average debt outstanding in the first quarter of 2009 as discussed in the "Interest Expense" section above.

Financial Condition

Investments

Our total investment portfolio increased 8.1% to $12,595.1 million at June 30, 2010 compared to $11,653.0 million at December 31, 2009. This increase is primarily the result of a $613.6 million increase in the fair market value of fixed maturity securities during 2010 to a net unrealized gain of $139.5 million at June 30, 2010. This increase is principally due to the decline in market yields since the beginning of the year. Credit spreads tightened in the first quarter of the year but then generally widened during the second quarter in response to the eurozone financial crisis. The crisis, at the same time, drew investors to U.S. Treasury securities. The demand for U.S. Treasuries pushed benchmark yields down and, in general, offset the rise in credit spreads. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at June 30, 2010 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements.

June 30, 2010

Investment Portfolio Summary

	June 30, 2010		December 31, 2009
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$8,757,751	69.6%	$8,103,381	69.6%
144A private placement	1,552,927	12.3	1,291,840	11.1
Private placement	520,858	4.1	469,380	4.0
Total fixed maturities - available for sale	10,831,536	86.0	9,864,601	84.7
Equity securities	70,008	0.6	60,154	0.5
Mortgage loans on real estate	1,288,412	10.2	1,293,936	11.1
Derivative instruments	35,279	0.3	44,023	0.4
Real estate	14,682	0.1	16,563	0.1
Policy loans	169,209	1.3	168,736	1.5
Other long-term investments	1,870	—	1,882	—
Short-term investments	184,141	1.5	203,142	1.7
Total investments	$12,595,137	100.0%	$11,653,037	100.0%

As of June 30, 2010, 94.8% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of June 30, 2010, the investment in non-investment grade debt was 5.2% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		June 30, 2010		December 31, 2009
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$6,702,690	61.9%	$5,915,387	60.0%
2	BBB	3,567,319	32.9	3,397,424	34.4
	Total investment grade	10,270,009	94.8	9,312,811	94.4
3	BB	414,081	3.8	402,047	4.1
4	B	90,449	0.8	86,311	0.9
5	CCC	35,791	0.4	30,451	0.3
6	In or near default	21,206	0.2	32,981	0.3
	Total below investment grade	561,527	5.2	551,790	5.6
	Total fixed maturities - available for sale	$10,831,536	100.0%	$9,864,601	100.0%

(1)
Equivalent ratings are generally based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

June 30, 2010

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	June 30, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$439,088	$361,559	$31,291	$77,529	$(12,352)
Capital goods	350,140	320,274	30,969	29,866	(5,043)
Communications	231,153	230,578	17,588	575	(4)
Consumer cyclical	318,425	274,620	24,998	43,805	(5,216)
Consumer noncyclical	436,291	434,023	42,037	2,268	(85)
Energy	637,644	515,123	44,290	122,521	(13,600)
Finance	1,525,956	1,003,077	53,632	522,879	(95,296)
Transportation	180,411	166,662	16,304	13,749	(245)
Utilities	1,260,433	1,167,942	110,100	92,491	(4,727)
Other	146,493	121,458	13,545	25,035	(3,310)
Total corporate securities	5,526,034	4,595,316	384,754	930,718	(139,878)
Mortgage and asset-backed securities	3,035,776	1,856,912	118,210	1,178,864	(226,260)
United States Government and agencies	144,890	144,890	16,337	—	—
State, municipal and other governments	2,124,836	1,447,392	53,327	677,444	(67,004)
Total	$10,831,536	$8,044,510	$572,628	$2,787,026	$(433,142)

	December 31, 2009
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$406,541	$270,886	$19,254	$135,655	$(20,000)
Capital goods	320,176	256,139	16,844	64,037	(7,902)
Communications	190,423	164,464	9,739	25,959	(1,241)
Consumer cyclical	309,927	249,996	13,793	59,931	(9,512)
Consumer noncyclical	388,805	355,954	21,727	32,851	(954)
Energy	571,587	379,842	25,998	191,745	(11,407)
Finance	1,437,932	435,019	17,674	1,002,913	(167,168)
Transportation	166,789	115,727	7,256	51,062	(3,037)
Utilities	1,169,778	859,918	54,533	309,860	(17,389)
Other	145,517	120,041	8,763	25,476	(2,962)
Total corporate securities	5,107,475	3,207,986	195,581	1,899,489	(241,572)
Mortgage and asset-backed securities	2,726,406	1,274,361	43,043	1,452,045	(326,207)
United States Government and agencies	139,467	61,255	4,620	78,212	(2,543)
State, municipal and other governments	1,891,253	351,067	8,509	1,540,186	(155,500)
Total	$9,864,601	$4,894,669	$251,753	$4,969,932	$(725,822)

June 30, 2010

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		June 30, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,783,554	64.0%	$(203,836)	47.1%
2	BBB	623,552	22.4	(93,872)	21.7
	Total investment grade	2,407,106	86.4	(297,708)	68.8
3	BB	243,299	8.7	(36,971)	8.5
4	B	83,764	3.0	(32,360)	7.5
5	CCC	32,882	1.2	(34,997)	8.0
6	In or near default	19,975	0.7	(31,106)	7.2
	Total below investment grade	379,920	13.6	(135,434)	31.2
	Total	$2,787,026	100.0%	$(433,142)	100.0%

		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,189,335	64.2%	$(355,516)	49.0%
2	BBB	1,335,973	26.9	(180,763)	24.9
	Total investment grade	4,525,308	91.1	(536,279)	73.9
3	BB	315,603	6.3	(56,456)	7.8
4	B	78,226	1.6	(55,791)	7.7
5	CCC	27,357	0.5	(42,419)	5.8
6	In or near default	23,438	0.5	(34,877)	4.8
	Total below investment grade	444,624	8.9	(189,543)	26.1
	Total	$4,969,932	100.0%	$(725,822)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	June 30, 2010
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	22	$—	$127,255	$—	$(6,490)
Greater than three months to six months	7	—	53,129	—	(827)
Greater than six months to nine months	8	—	42,247	—	(3,650)
Greater than nine months to twelve months	1	—	41	—	(5)
Greater than twelve months	315	475,100	2,522,396	(210,644)	(211,526)
Total		$475,100	$2,745,068	$(210,644)	$(222,498)

June 30, 2010

	December 31, 2009
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	188	$—	$1,166,486	$—	$(30,057)
Greater than three months to six months	4	42	9,906	(15)	(421)
Greater than six months to nine months	13	16,958	36,174	(9,226)	(3,236)
Greater than nine months to twelve months	12	17,539	24,675	(6,960)	(1,552)
Greater than twelve months	463	844,621	3,579,353	(350,096)	(324,259)
Total		$879,160	$4,816,594	$(366,297)	$(359,525)

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	June 30, 2010		December 31, 2009
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$794	$(44)	$1,876	$(116)
Due after one year through five years	119,553	(9,873)	241,292	(19,491)
Due after five years through ten years	271,405	(39,237)	852,567	(92,816)
Due after ten years	1,216,410	(157,728)	2,417,458	(286,886)
	1,608,162	(206,882)	3,513,193	(399,309)
Mortgage and asset-backed securities	1,178,864	(226,260)	1,452,045	(326,207)
Redeemable preferred stock	—	—	4,694	(306)
Total	$2,787,026	$(433,142)	$4,969,932	$(725,822)

At June 30, 2010, unrealized losses on available-for-sale fixed maturity securities totaled $433.1 million primarily due to $226.3 million in unrealized losses on mortgage and asset-backed securities. The unrealized losses on mortgage and asset-backed securities were primarily due to an increase in credit spreads and decrease in liquidity for the sectors resulting from concerns about mortgage defaults on Alt-A, subprime and other risky mortgages. In addition, the unrealized losses on corporate securities totaling $139.9 million were primarily due to a decrease in market liquidity, general spread widening and credit quality concerns of assets held by banking institutions and life insurance companies. An increase in credit spreads on energy bonds, due to the sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico and the ensuing oil spill from the open oil well, also contributed to the unrealized losses in the corporate segment. See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 28.0% at June 30, 2010 and 27.6% at December 31, 2009 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

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

June 30, 2010

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

Mortgage and Asset-Backed Securities by Type

	June 30, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,251,073	$1,265,541	$1,208,677	11.1%
Pass-through	222,710	216,042	233,976	2.2
Planned and targeted amortization class	466,413	470,567	463,263	4.3
Other	38,939	39,035	34,783	0.3
Total residential mortgage-backed securities	1,979,135	1,991,185	1,940,699	17.9
Commercial mortgage-backed securities	764,899	787,829	767,801	7.1
Other asset-backed securities	399,792	457,447	327,276	3.0
Total mortgage and asset-backed securities	$3,143,826	$3,236,461	$3,035,776	28.0%

	December 31, 2009
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,236,102	$1,252,293	$1,148,038	11.6%
Pass-through	258,509	250,964	263,175	2.7
Planned and targeted amortization class	459,004	461,935	429,309	4.4
Other	39,471	39,569	32,888	0.3
Total residential mortgage-backed securities	1,993,086	2,004,761	1,873,410	19.0
Commercial mortgage-backed securities	785,729	810,995	720,123	7.3
Other asset-backed securities	230,755	290,104	132,873	1.3
Total mortgage and asset-backed securities	$3,009,570	$3,105,860	$2,726,406	27.6%

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

The other asset-backed securities are backed by both residential and non-residential collateral. The collateral for residential asset-backed securities primarily consists of second lien fixed-rate home equity loans. The cash flows of these securities are less subject to prepayment risk than residential mortgage-backed securities as the borrowers are less likely to refinance than those with only a first lien mortgage. The collateral for non-residential asset-backed securities primarily includes securities

June 30, 2010

backed by credit card receivables, auto dealer receivables and auto installment loans. These securities are high quality, short-duration assets with limited cash flow variability.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in an investment grade securities fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $28.0 million at June 30, 2010 and $25.0 million at December 31, 2009. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	June 30, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$700,876	$749,802	6.9%	$687,079	$707,166	7.2%
Prime	914,268	877,271	8.1	937,677	862,870	8.6
Alt-A	503,633	408,094	3.8	521,911	390,352	4.0
Subprime	30,112	20,861	0.2	30,119	20,383	0.2
Commercial mortgage	764,899	767,801	7.1	785,729	720,123	7.3
Non-mortgage	230,038	211,947	1.9	47,055	25,512	0.3
Total	$3,143,826	$3,035,776	28.0%	$3,009,570	$2,726,406	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	June 30, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$72,993	$74,633	$—	$—	$72,993	$74,633
2009	163,547	169,887	—	—	163,547	169,887
2008	121,806	132,910	—	—	121,806	132,910
2007	69,194	69,575	58,524	34,211	127,718	103,786
2006	82,395	74,885	22,090	12,336	104,485	87,221
2005 and prior	1,084,118	1,094,848	304,468	277,414	1,388,586	1,372,262
Total	$1,594,053	$1,616,738	$385,082	$323,961	$1,979,135	$1,940,699

	December 31, 2009
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$185,339	$185,850	$—	$—	$185,339	$185,850
2008	127,442	132,204	—	—	127,442	132,204
2007	71,256	67,363	58,958	33,113	130,214	100,476
2006	84,822	72,193	22,445	11,861	107,267	84,054
2005	61,246	61,404	—	—	61,246	61,404
2004 and prior	1,072,170	1,041,311	309,408	268,111	1,381,578	1,309,422
Total	$1,602,275	$1,560,325	$390,811	$313,085	$1,993,086	$1,873,410

June 30, 2010

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (79% in 2010 and 78% in 2009). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (33% in 2010 and 2009) and MBIA Insurance Corporation (26% in 2010 and 2009). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,866,769	96.2%	$1,770,168	94.5%
2	BBB	65,671	3.4	70,876	3.8
	Total investment grade	1,932,440	99.6	1,841,044	98.3
3	BB	8,259	0.4	28,887	1.5
4	B	—	—	3,479	0.2
	Total	$1,940,699	100.0%	$1,873,410	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	June 30, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$6,961	$7,073	$—	$—
2009	41,054	48,204	40,757	41,767
2008	182,568	208,403	182,221	189,445
2007	184,806	165,879	184,515	148,342
2006	136,069	125,012	143,982	116,570
2005 and prior	213,441	213,230	234,254	223,999
Total	$764,899	$767,801	$785,729	$720,123

June 30, 2010

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$319,675	41.6%	$338,438	47.0%
1	FNMA	16,619	2.2	15,786	2.2
1	AAA, AA, A
	Generic	94,150	12.3	68,076	9.5
	Super Senior	198,408	25.8	179,361	24.9
	Mezzanine	31,922	4.2	27,833	3.9
	Junior	84,180	10.9	78,821	10.9
	Total AAA, AA, A	408,660	53.2	354,091	49.2
2	BBB	11,339	1.5	3,985	0.5
3	BB	3,899	0.5	—	—
4	B	7,099	0.9	7,434	1.0
6	In or near default	510	0.1	389	0.2
	Total	$767,801	100.0%	$720,123	100.0%

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

Other Asset-Backed Securities by Collateral Type and Origination Year

	June 30, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$82,938	$83,396	$82,938	$83,396
2009	—	—	—	—	—	—	58,542	58,827	58,542	58,827
2007	9,978	3,390	16,074	8,285	—	—	31,798	31,442	57,850	43,117
2006	8,637	4,329	71,236	48,282	—	—	9,880	9,917	89,753	62,528
2005 and prior	2,476	2,616	31,241	27,566	30,112	20,861	46,880	28,365	110,709	79,408
Total	$21,091	$10,335	$118,551	$84,133	$30,112	$20,861	$230,038	$211,947	$399,792	$327,276

June 30, 2010

	December 31, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$—	$—	$—	$—	$—	$—	$4,999	$4,983	$4,999	$4,983
2007	9,982	2,596	18,853	7,979	—	—	7,065	5,999	35,900	16,574
2006	9,748	4,322	77,612	42,621	—	—	—	—	87,360	46,943
2005	—	—	23,845	20,376	30,119	20,383	8,831	100	62,795	40,859
2004 and prior	2,751	2,793	10,790	6,291	—	—	26,160	14,430	39,701	23,514
Total	$22,481	$9,711	$131,100	$77,267	$30,119	$20,383	$47,055	$25,512	$230,755	$132,873

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (43% in 2010 and 44% in 2009) and Ambac Assurance Corporation (Ambac) (28% in 2010 and 30% in 2009). Insurance on 2007 Alt-A issues is provided by Ambac (46% in 2010 and 53% in 2009), MBIA Insurance Corporation (31% in 2010 and 27% in 2009) and FGIC (23% in 2010 and 21% in 2009). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or collateral originating prior to 2006.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		June 30, 2010		December 31, 2009
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$308,998	94.4%	$108,737	81.8%
2	BBB	7,517	2.3	7,199	5.4
3	BB	302	0.1	457	0.3
4	B	4,675	1.4	8,557	6.5
5	CCC	4,524	1.4	7,050	5.3
6	In or near default	1,260	0.4	873	0.7
	Total	$327,276	100.0%	$132,873	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At June 30, 2010, the fair value of our insured mortgage and asset-backed holdings totaled $82.7 million, or 2.7% of our mortgage and asset-backed portfolios and 0.8% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November of 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at June 30, 2010 because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

June 30, 2010

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		June 30, 2010			December 31, 2009
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$17,744	$17,744	$—	$16,674	$16,674
Assured Guaranty Ltd.	AAA	9,949	—	9,949	9,569	—	9,569
FGIC	NR (2)	—	27,714	27,714	—	24,184	24,184
MBIA Insurance Corporation	BB+	14,826	12,435	27,261	14,192	11,104	25,296
Total with insurance		24,775	57,893	82,668	23,761	51,962	75,723
Uninsured:
GNMA		279,237	—	279,237	306,021	—	306,021
FHLMC		285,822	2,582	288,404	251,499	2,751	254,250
FNMA		182,112	34	182,146	146,835	41	146,876
Other		1,168,753	266,767	1,435,520	1,145,294	78,119	1,223,413
Total		$1,940,699	$327,276	$2,267,975	$1,873,410	$132,873	$2,006,283

(1)	Rating in effect as of June 30, 2010.
(2)	No formal published rating.

Collateralized Debt Obligations

Collateralized debt obligation investments are included in the corporate securities portfolio. Our investments in collateralized debt obligations are backed by credit default swaps with no home equity exposure. These securities had a carrying value of $3.1 million and unrealized loss of $14.9 million at June 30, 2010 and a carrying value of $12.9 million and unrealized loss of $14.6 million at December 31, 2009. The carrying value decreased due to the sale of two of the securities in 2010. The unrealized loss is attributable to one security that we have stress tested and determined that future principal losses are not expected based on reasonably adverse conditions. See Note 1 for discussion of a change in accounting for this security during the third quarter of 2010.

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

Equity Securities

Equity securities totaled $70.0 million at June 30, 2010 and $60.2 million at December 31, 2009. Gross unrealized gains totaled $1.8 million and gross unrealized losses totaled $3.1 million at June 30, 2010. At December 31, 2009, gross unrealized gains totaled $2.5 million and gross unrealized losses totaled $4.7 million on these securities. The unrealized losses are primarily attributable to perpetual preferred securities from issuers in the financial sector. We believe these losses are due to concerns regarding the quality of the assets the issuers hold and uncertainty regarding when these securities will be called. These securities are similar to fixed maturities as they provide periodic cash flows, contain call features and are similarly rated and priced like long-term callable bonds.

June 30, 2010

Mortgage Loans

Mortgage loans totaled $1,288.4 million at June 30, 2010 and $1,293.9 million at December 31, 2009. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There was one mortgage more than 60 days delinquent as of June 30, 2010 with a carrying value of $1.5 million and one delinquent mortgage loan as of December 31, 2009 with a carrying value of $1.5 million. The total number of commercial mortgage loans outstanding was 333 at June 30, 2010 and 332 at December 31, 2009. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.6% that are interest only loans at June 30, 2010. The average loan-to-value of the current outstanding principal balance to the appraised value at origination was 56.3% and the weighted average debt service coverage ratio was approximately 1.5 based on the results of our 2009 annual study.

Mortgage Loans by Collateral Type

	June 30, 2010		December 31, 2009
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$453,246	35.2%	$449,159	34.7%
Industrial	395,291	30.7	402,239	31.1
Office	408,519	31.7	410,723	31.7
Other	31,356	2.4	31,815	2.5
Total	$1,288,412	100.0%	$1,293,936	100.0%

Mortgage Loans by Geographic Location within the United States

	June 30, 2010		December 31, 2009
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$337,792	26.2%	$331,441	25.6%
East North Central	247,931	19.3	247,298	19.1
Pacific	239,947	18.6	243,966	18.9
West North Central	160,124	12.4	165,468	12.8
Mountain	122,414	9.5	117,267	9.1
West South Central	63,437	4.9	65,297	5.0
Other	116,767	9.1	123,199	9.5
Total	$1,288,412	100.0%	$1,293,936	100.0%

June 30, 2010

Mortgage Loans by Loan-to-Value Ratio (1)

	June 30, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$383,028	29.7%	$378,082	29.2%
50% - 60%	316,690	24.6	303,357	23.5
60% - 70%	437,643	34.0	453,170	35.0
70% - 80%	132,570	10.3	130,258	10.1
80% - 90%	18,481	1.4	23,835	1.8
90% - 100%	—	—	5,234	0.4
Total	$1,288,412	100.0%	$1,293,936	100.0%

(1)	Loan-to-Value Ratio at origination

Mortgage Loans by Year of Origination

	June 30, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2010	$31,782	2.4%	$—	—%
2008	199,448	15.5	201,714	15.6
2007	276,538	21.5	284,327	22.0
2006	182,581	14.2	188,007	14.5
2005 and prior	598,063	46.4	619,888	47.9
Total	$1,288,412	100.0%	$1,293,936	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. At June 30, 2010, we held a valuation allowance for three impaired loans totaling $2.0 million and at December 31, 2009, we held a valuation allowance for two impaired loans totaling $0.7 million.

Derivative Instruments

Derivative instruments totaling $35.3 million at June 30, 2010 and $44.0 million at December 31, 2009 consist primarily of call options supporting our index annuity business net of collateral received from counterparties.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 8.6 years at June 30, 2010 and 9.3 years at December 31, 2009. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 6.0 at June 30, 2010 and 6.4 at December 31, 2009. The effective duration of our annuity liabilities was approximately 6.5 at June 30, 2010 and 6.4 at December 31, 2009.

Other Assets

Deferred policy acquisition costs decreased 24.4% to $832.3 million and deferred sales inducements decreased 26.3% to $265.2 million at June 30, 2010 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred policy acquisition costs $66.3 million at June 30, 2010 compared to an increase of $196.1 million at December 31, 2009, and increased deferred sales inducements $1.7 million at June 30, 2010 and $96.0 million at December 31, 2009. Other assets

June 30, 2010

increased 28.2% to $43.5 million primarily due to increases in prepaid pension expense and receivables for certain reinsurance contracts and collateral.

Liabilities

Policy liabilities and accruals increased 2.2% to $11,773.1 million at June 30, 2010 primarily due to an increase in the volume of Farm Bureau Life's interest sensitive business in force. Our deferred income tax liability increased 339.6% to $120.9 million primarily due to the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities increased 20.5% to $105.2 million primarily due to increases in payables for securities purchased and payables for certain reinsurance contracts.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 23.3% to $1,074.5 million at June 30, 2010, compared to $871.2 million at December 31, 2009, primarily due to the change in the unrealized appreciation/depreciation on fixed maturity securities and net income for the period.

At June 30, 2010, FBL's common stockholders' equity was $1,071.5 million, or $34.76 per share, compared to $868.2 million or $28.49 per share at December 31, 2009. Included in stockholders' equity per common share is $1.43 at June 30, 2010 and ($3.89) at December 31, 2009 attributable to accumulated other comprehensive income (loss).

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2010, our operating activities generated cash flows totaling $258.6 million. This is primarily due to net income of $40.3 million adjusted for non-cash operating revenues and expenses netting to $218.3 million. We used cash of $355.4 million in our investing activities during the 2010 period. The primary uses were $778.3 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $423.9 million in sales, maturities or the repayment of investments. Our financing activities provided cash of $108.6 million during the 2010 period. The primary sources were $659.1 million in receipts from interest sensitive and index products credited to policyholder account balances, partially offset by $548.7 million for return of policyholder account balances on interest sensitive and index products.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the six months ended June 30, 2010 included management fees from subsidiaries and affiliates of $3.1 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock and interest and principal repayments on our parent company debt.

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option settlements. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $369.8 million for the six months ended June 30, 2010 and used funds totaling $47.4 million for the 2009 period.

EquiTrust Life had net cash outflows from operations and financing activities totaling $2.3 million for the six months ended June 30, 2010, primarily due to a reduction in sales to preserve capital as outlined in the "Impact of Recent Business Environment" section above. At June 30, 2010, EquiTrust Life had cash and short-term investments on hand totaling
$89.7 million and fixed maturity securities in an unrealized gain position totaling $4,410.2 million. See the "Market Risks of Financial Instruments" section in our 2009 Annual Report on Form 10-K for additional discussion regarding EquiTrust Life's

June 30, 2010

2009 surrender activity.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2010, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $68.7 million from Farm Bureau Life and $27.3 million from EquiTrust Life.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $23.0 million at June 30, 2010. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $10.0 million from Farm Bureau Life and $1.5 million from other non-life insurance subsidiaries during the remainder of 2010.

Interest payments on our debt totaled $12.2 million for the six months ended June 30, 2010 and $13.1 million for the 2009 period. In the first quarter of 2009, we repaid the outstanding borrowings on our line of credit and terminated that agreement. Interest payments on our debt outstanding at June 30, 2010 are estimated to be $12.2 million for the remainder of 2010. We paid cash dividends on our common and preferred stock during the six-month period totaling $3.8 million in 2010 and $5.7 million in 2009. It is anticipated that quarterly cash dividend requirements for the third quarter of 2010 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $3.9 million during the remainder of 2010. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the "Farm Bureau" and "FB" designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination through August 31, 2010 and we anticipate they will continue to forgo such right thereafter.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of June 30, 2010, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred or market conditions provide limited access to additional capital.

As of June 30, 2010, we had no material commitments for capital expenditures.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. However, there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at June 30, 2010, included $184.1 million of short-term investments, $23.5 million of cash and $1,231.0 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the Federal Home Loan Bank (FHLB), which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

June 30, 2010

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended June 30, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    The following table sets forth issuer purchases of equity securities for the quarter ended June 30, 2010.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 through April 30, 2010	—	$—	Not applicable	Not applicable
May 1, 2010 through May 31, 2010	—	—	Not applicable	Not applicable
June 1, 2010 through June 30, 2010	1,054	23.56	Not applicable	Not applicable
Total	1,054	$23.56

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

June 30, 2010

ITEM 6. EXHIBITS

(a) Exhibits:

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

June 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)