Form 10-Q
period 2010-09-30
FBL FINANCIAL GROUP INC
filed 2010-11-04
CIK 1012771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:
Title of each class	Outstanding at November 2, 2010
Class A Common Stock, without par value	29,676,834
Class B Common Stock, without par value	1,192,990

FBL FINANCIAL GROUP, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in thousands)

	September 30, 2010	December 31, 2009
Assets
Investments:
Fixed maturities - available for sale, at market (amortized cost: 2010 - $10,850,431; 2009 - $10,338,670)	$11,322,565	$9,864,601
Equity securities - available for sale, at market (cost: 2010 - $75,760; 2009 - $62,271)	77,331	60,154
Mortgage loans on real estate	1,269,829	1,293,936
Derivative instruments	44,720	44,023
Real estate	16,114	16,563
Policy loans	170,045	168,736
Other long-term investments	139	1,882
Short-term investments	238,692	203,142
Total investments	13,139,435	11,653,037

Cash and cash equivalents	55,196	11,690
Securities and indebtedness of related parties	53,224	46,518
Accrued investment income	145,472	131,655
Amounts receivable from affiliates	5,967	8,311
Reinsurance recoverable	113,118	126,918
Deferred policy acquisition costs	690,949	1,101,233
Deferred sales inducements	215,952	359,771
Value of insurance in force acquired	20,028	38,781
Property and equipment, less allowances for depreciation of $63,742 in 2010 and $62,895 in 2009	18,071	17,335
Current income taxes recoverable	12,277	16,955
Goodwill	11,170	11,170
Other assets	54,325	33,894
Assets held in separate accounts	705,156	702,073

Total assets	$15,240,340	$14,259,341

FBL FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

	September 30, 2010	December 31, 2009
Liabilities and stockholders' equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits:
Interest sensitive and index products	$10,567,969	$10,149,505
Traditional life insurance and accident and health products	1,349,864	1,318,834
Unearned revenue reserve	22,544	27,500
Other policy claims and benefits	19,112	22,185
	11,959,489	11,518,024
Other policyholders' funds:
Supplementary contracts without life contingencies	507,216	502,553
Advance premiums and other deposits	177,571	169,108
Accrued dividends	8,613	9,656
	693,400	681,317

Amounts payable to affiliates	2,218	759
Long-term debt payable to affiliates	100,000	100,000
Long-term debt	271,147	271,084
Deferred income taxes	152,234	27,506
Other liabilities	186,204	87,301
Liabilities related to separate accounts	705,156	702,073
Total liabilities	14,069,848	13,388,064

Stockholders' equity:
FBL Financial Group, Inc. stockholders' equity:
Preferred stock, without par value, at liquidation value - authorized 10,000,000 shares, issued and outstanding 5,000,000 Series B shares	3,000	3,000
Class A common stock, without par value - authorized 88,500,000 shares, issued and outstanding 29,672,616 shares in 2010 and 29,282,989 shares in 2009	115,410	109,877
Class B common stock, without par value - authorized 1,500,000 shares, issued and outstanding 1,192,990 shares	7,522	7,522
Accumulated other comprehensive income (loss)	116,453	(118,730)
Retained earnings	928,042	869,487
Total FBL Financial Group, Inc. stockholders' equity	1,170,427	871,156
Noncontrolling interest	65	121
Total stockholders' equity	1,170,492	871,277

Total liabilities and stockholders' equity	$15,240,340	$14,259,341

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Interest sensitive and index product charges	$28,371	$34,915	$88,809	$129,046
Traditional life insurance premiums	38,721	37,576	120,757	116,484
Net investment income	181,974	180,168	539,971	547,009
Derivative income	39,826	49,426	7,877	41,825
Net realized capital gains on sales of investments	6,532	2,494	13,448	37,973

Total other-than-temporary impairment losses	(370)	(8,581)	(58,880)	(88,432)
Non-credit portion in other comprehensive income/loss	(1,063)	6,957	42,331	37,780
Net impairment loss recognized in earnings	(1,433)	(1,624)	(16,549)	(50,652)

Other income	3,562	4,588	10,512	13,835
Total revenues	297,553	307,543	764,825	835,520

Benefits and expenses:
Interest sensitive and index product benefits	117,282	95,360	367,920	319,198
Change in value of index product embedded derivatives	56,598	96,371	24,052	139,052
Traditional life insurance benefits	24,451	23,407	74,205	69,964
Increase in traditional life future policy benefits	10,791	9,991	29,557	29,819
Distributions to participating policyholders	4,193	4,760	13,253	14,738
Underwriting, acquisition and insurance expenses	33,603	43,891	127,204	172,057
Interest expense	6,099	6,116	18,334	19,164
Other expenses	4,310	4,103	13,619	14,583
Total benefits and expenses	257,327	283,999	668,144	778,575
	40,226	23,544	96,681	56,945
Income taxes	(13,530)	(7,802)	(31,996)	(18,528)
Equity income, net of related income taxes	1,955	140	4,257	301
Net income	28,651	15,882	68,942	38,718
Net loss attributable to noncontrolling interest	26	33	79	125
Net income attributable to FBL Financial Group, Inc.	$28,677	$15,915	$69,021	$38,843

Earnings per common share	$0.94	$0.53	$2.27	$1.29
Earnings per common share - assuming dilution	$0.93	$0.53	$2.25	$1.29

Cash dividends per common share	$0.0625	$0.0625	$0.1875	$0.2500

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)

	FBL Financial Group, Inc. Stockholders' Equity
	Series B Preferred Stock	Class A and Class B Common Stock (a)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2009	$3,000	$111,612	$(649,758)	$793,511	$96	$258,461
Reclassification of non-credit impairment losses from prior periods	—	—	(15,641)	15,641	—	—
Comprehensive income:
Net income - nine months ended September 30, 2009	—	—	—	38,843	(125)	38,718
Change in net unrealized investment gains/losses	—	—	567,100	—	—	567,100
Non-credit impairment losses	—	—	(18,707)	—	—	(18,707)
Change in underfunded status of other postretirement benefit plans	—	—	10	—	—	10
Total comprehensive income (b)						587,121
Stock-based compensation, including the issuance of 283,144 common shares under compensation plans	—	4,184	—	—	—	4,184
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(7,473)	—	(7,473)
Receipts related to noncontrolling interest	—	—	—	—	135	135
Balance at September 30, 2009	$3,000	$115,796	$(116,996)	$840,410	$106	$842,316

Balance at January 1, 2010	$3,000	$117,399	$(118,730)	$869,487	$121	$871,277
Reclassification of embedded credit derivative loss	—	—	4,691	(4,691)	—	—
Comprehensive income:
Net income - nine months ended September 30, 2010	—	—	—	69,021	(79)	68,942
Change in net unrealized investment gains/losses	—	—	251,722	—	—	251,722
Non-credit impairment losses	—	—	(21,342)	—	—	(21,342)
Change in underfunded status of other postretirement benefit plans	—	—	112	—	—	112
Total comprehensive income (b)						299,434
Stock-based compensation, including the issuance of 389,627 common shares under compensation plans	—	5,533	—	—	—	5,533
Dividends on preferred stock	—	—	—	(112)	—	(112)
Dividends on common stock	—	—	—	(5,663)	—	(5,663)
Receipts related to noncontrolling interest	—	—	—	—	23	23
Balance at September 30, 2010	$3,000	$122,932	$116,453	$928,042	$65	$1,170,492

(a)	All activity for the periods shown relates to Class A Common Stock.

(b)	Detail of comprehensive income for the three and nine-month periods is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total comprehensive income	$96,269	$248,412	$299,434	$587,121
Comprehensive income attributable to FBL Financial Group, Inc.	96,295	248,445	299,513	587,246

See accompanying notes.

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
Operating activities
Net income	$68,942	$38,718
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments related to interest sensitive and index products:
Interest credited/index credits to account balances, excluding deferred sales inducements	328,507	247,902
Change in fair value of embedded derivatives	24,052	139,052
Charges for mortality, surrenders and administration	(83,833)	(125,502)
Deferral of unearned revenues	2,031	1,514
Amortization of unearned revenue reserve	(2,050)	(1,602)
Provision for depreciation and amortization of property and equipment	3,425	4,995
Provision for accretion and amortization of investments	880	(3,569)
Realized losses on investments	3,101	12,679
Change in fair value of derivatives	(5,462)	(38,428)
Increase in traditional life and accident and health benefit accruals	31,030	32,021
Policy acquisition costs deferred	(65,862)	(78,991)
Amortization of deferred policy acquisition costs	58,299	99,705
Amortization of deferred sales inducements	9,230	38,280
Amortization of value of insurance in force	1,551	2,178
Change in accrued investment income	(13,817)	(4,279)
Change in amounts receivable from/payable to affiliates	3,803	3,911
Change in reinsurance recoverable	13,800	(20,488)
Change in current income taxes	4,678	29,156
Provision for deferred income taxes	207	(9,006)
Other	(9,317)	(26,506)
Net cash provided by operating activities	373,195	341,740

Investing activities
Sale, maturity or repayment of investments:
Fixed maturities - available for sale	525,210	1,364,783
Equity securities - available for sale	697	88
Mortgage loans on real estate	58,992	60,621
Derivative instruments	53,826	51,462
Policy loans	29,091	29,663
Other long-term investments	1,725	—
	669,541	1,506,617

Acquisition of investments:
Fixed maturities - available for sale	(976,968)	(1,208,385)
Equity securities - available for sale	(14,186)	(10,415)
Mortgage loans on real estate	(36,140)	(511)
Derivative instruments	(46,611)	(50,063)
Policy loans	(30,400)	(33,042)
Short-term investments - net	(35,550)	(63,439)
	(1,139,855)	(1,365,855)

FBL FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Nine months ended September 30,
	2010	2009
Investing activities - continued
Proceeds from disposal, repayments of advances and other distributions of capital from equity investees	$1,622	$26
Investments in equity investees	(493)	—
Purchases of property and equipment	(4,657)	(3,975)
Disposal of property and equipment	496	2,633
Net cash provided by (used in) investing activities	(473,346)	139,446

Financing activities
Receipts from interest sensitive and index products credited to policyholder account balances	991,122	1,116,523
Return of policyholder account balances on interest sensitive and index products	(844,816)	(1,556,889)
Repayment of short-term debt	—	(60,000)
Receipts related to noncontrolling interests - net	23	135
Excess tax deductions on stock-based compensation	772	96
Issuance of common stock	2,331	1,716
Dividends paid	(5,775)	(7,585)
Net cash provided by (used in) financing activities	143,657	(506,004)
Increase (decrease) in cash and cash equivalents	43,506	(24,818)
Cash and cash equivalents at beginning of period	11,690	37,710
Cash and cash equivalents at end of period	$55,196	$12,892

Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest	$18,644	$19,546
Income taxes	28,631	(1,556)
Non-cash operating activity:
Deferral of sales inducements	16,003	27,463
Non-cash investing activity:
Foreclosure of mortgage loans to real estate	1,482	14,173
Exchange of real estate for mortgage loans	1,507	—
Exchange of fixed maturities for partnership investment in securities and indebtedness of related parties	2,456	—

See accompanying notes.

FBL FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010

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

Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. We encourage you to refer to our consolidated financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for a complete description of our material accounting policies. Also included in the Form 10-K is a description of areas of judgments and estimates and other information necessary to understand our financial position and results of operations.

Adoption of Recent Accounting Pronouncements

Effective July 1, 2010, we adopted guidance issued by the Financial Accounting Standards Board (FASB), which clarifies the type of embedded credit derivative that is exempt from bifurcation. This guidance requires that the only form of embedded credit derivatives that qualify for the exemption are credit derivatives related to the subordination of one financial instrument to another. For securities no longer exempt under the new guidance, companies may continue to forgo bifurcating the embedded derivatives if they elect, on an instrument-by-instrument basis, and report the security at fair value with changes in fair value reported through the statement of operations. Upon adoption of this guidance, we elected the fair value option for a collateralized debt obligation security, reclassifying $4.7 million of unrealized loss, net of offsets, from accumulated other comprehensive income (loss) to retained earnings.

Effective January 1, 2010, we adopted guidance issued by the FASB that seeks to improve financial reporting by enterprises involved with variable interest entities. This guidance addresses (1) the effects on certain provisions of GAAP as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the accounting and disclosures that do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. The adoption of this guidance did not have any impact on our consolidated financial statements.

Effective January 1, 2010, we adopted guidance issued by the FASB which requires expanded disclosures within Note 4, "Fair Values," of 1) transfers in and out of the Level 1 and 2 categories, 2) the level of disaggregation of assets and liabilities and 3) inputs and valuation techniques. Other than the expanded of disclosures, the adoption of this guidance did not have any impact on our consolidated financial statements.
Future Adoption of Recent Accounting Pronouncements

Effective January 1, 2011, we will adopt guidance issued by the FASB which will require expanded disclosures within Note 4, "Fair Values," of the purchases, sales, issuances and settlements of Level 3 financial instruments. Other than the expansion of disclosures, the adoption of this guidance will not have any impact on our consolidated financial statements.
Effective January 1, 2011, we will adopt guidance issued by the FASB which clarifies that investments held within the separate accounts of an insurance entity should not be combined with the insurer's general account interest in the same investments when determining whether consolidation is required, unless the separate account interests are held for the benefit of a related party. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

In September 2010, the FASB ratified the Emerging Issues Task Force's consensus related to accounting for costs associated with acquiring or renewing insurance contracts. The guidance defines allowable deferred acquisition costs as the incremental direct cost of contract acquisition and certain costs related directly to underwriting, policy issuance and processing. This guidance also allows for the deferral of advertising costs if 1) the primary purpose of the advertising is to elicit to customers who could be shown to have responded specifically to the advertising, and 2) the direct-response advertising results in probable future benefits. This guidance will be effective for fiscal years beginning after December 15, 2011, with early adoption

September 30, 2010

permitted. Companies may chose to apply the new guidance either prospectively or retroactively. We are currently evaluating the impact of this guidance and the period of adoption. This guidance is a significant change to current industry practice and will materially impact our consolidated financial statements, upon adoption.

Traditional Life Insurance Future Policy Benefits

During the second quarter of 2010, refinements were made to the calculation of reserves for certain traditional life contracts. These refinements, along with associated adjustments to deferred policy acquisition costs and taxes, resulted in an increase to net income for the nine-months ended September 30, 2010 of $3.0 million ($0.10 per basic and diluted common share).

2. Investment Operations

Fixed Maturities and Equity Securities

Available-For-Sale Fixed Maturity and Equity Securities by Investment Category

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$5,335,314	$530,438	$(77,677)	$5,788,075
Residential mortgage-backed	1,941,108	61,491	(68,321)	1,934,278
Commercial mortgage-backed	766,612	76,939	(43,336)	800,215
Other asset-backed	491,983	4,199	(66,973)	429,209
Collateralized debt obligation	3,037	—	—	3,037
United States Government and agencies	127,051	20,335	—	147,386
State, municipal and other governments	2,185,326	88,218	(53,179)	2,220,365
Total fixed maturities	$10,850,431	$781,620	$(309,486)	$11,322,565

Equity securities:
Non-redeemable preferred stocks	$40,649	$3,150	$(1,919)	$41,880
Common stocks	35,111	341	(1)	35,451
Total equity securities	$75,760	$3,491	$(1,920)	$77,331

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(Dollars in thousands)
Fixed maturities:
Corporate (2)	$5,125,925	$195,581	$(226,923)	$5,094,583
Residential mortgage-backed	1,993,086	22,365	(142,041)	1,873,410
Commercial mortgage-backed	785,729	20,327	(85,933)	720,123
Other asset-backed	230,755	351	(98,233)	132,873
Collateralized debt obligations	27,541	—	(14,649)	12,892
United States Government and agencies	137,390	4,620	(2,543)	139,467
State, municipal and other governments	2,038,244	8,509	(155,500)	1,891,253
Total fixed maturities	$10,338,670	$251,753	$(725,822)	$9,864,601

Equity securities:
Non-redeemable preferred stocks	$40,649	$2,436	$(4,648)	$38,437
Common stocks	21,622	109	(14)	21,717
Total equity securities	$62,271	$2,545	$(4,662)	$60,154

September 30, 2010

(1)
Gross unrealized losses include non-credit losses on other-than-temporarily impaired corporate securities totaling $19.4 million at September 30, 2010 and $0.3 million at December 31, 2009, other asset-backed securities totaling $41.8 million at September 30, 2010 and $32.4 million at December 31, 2009, and residential mortgage-backed securities totaling $12.4 million at September 30, 2010 and $7.4 million at December 31, 2009.

(2)
Corporate securities include certain hybrid nonreemable perpetual preferred securities that have characteristics similar to fixed maturity securities, with a carrying value of $239.5 million and $208.9 million at September 30, 2010 and December 31, 2009, respectively. Corporate securities also include redeemable preferred stock with a carrying value of $5.7 million and $4.7 million at September 30, 2010 and December 31, 2009, respectively.

Short-term investments have been excluded from the above schedules as amortized cost approximates fair value for these securities.

Available-For-Sale Fixed Maturity Securities by Maturity Date

	September 30, 2010
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$112,338	$114,927
Due after one year through five years	1,300,867	1,390,928
Due after five years through ten years	2,449,188	2,735,991
Due after ten years	3,788,335	3,917,017
	7,650,728	8,158,863
Mortgage-backed and other asset-backed	3,199,703	3,163,702
Total fixed maturities	$10,850,431	$11,322,565

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fixed maturity securities not due at a single maturity date have been included in the above table in the year of final contractual maturity.

Net Unrealized Gains (Losses) on Investments in Accumulated Other Comprehensive Income (Loss)

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Unrealized appreciation (depreciation) on:
Fixed maturities - available for sale	$472,134	$(474,069)
Equity securities - available for sale	1,571	(2,117)
Interest rate swaps	(183)	(362)
	473,522	(476,548)
Adjustments for assumed changes in amortization pattern of:
Deferred policy acquisition costs	(227,092)	196,077
Deferred sales inducements	(57,047)	95,942
Value of insurance in force acquired	(13,544)	3,657
Unearned revenue reserve	3,448	(1,492)
Provision for deferred income taxes	(62,743)	63,837
	116,544	(118,527)
Proportionate share of net unrealized investment losses of equity investees	(3)	(3)
Net unrealized investment gains (losses)	$116,541	$(118,530)

The changes in net unrealized investment gains and losses are recorded net of deferred income taxes and other adjustments for assumed changes in the amortization pattern of deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and unearned revenue reserve totaling ($715.0) million for the nine months ended September 30, 2010 and $577.7 million for the nine months ended September 30, 2009. Subsequent changes in fair value of securities for which a previous non-credit other-than-temporary impairment loss was recognized in accumulated other comprehensive income (loss) are reported along with changes in fair value for which no other-than-temporary impairment losses were

September 30, 2010

previously recognized.

Fixed Maturities and Equity Securities with Unrealized Losses by Length of Time

	September 30, 2010
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$32,167	$(5,714)	$646,532	$(71,963)	$678,699	$(77,677)
Residential mortgage-backed	8,635	(8)	598,917	(68,313)	607,552	(68,321)
Commercial mortgage-backed	4,129	(28)	152,867	(43,308)	156,996	(43,336)
Other asset-backed	8,686	(17)	116,112	(66,956)	124,798	(66,973)
State, municipal and other governments	14,431	(790)	521,077	(52,389)	535,508	(53,179)
Total fixed maturities	$68,048	$(6,557)	$2,035,505	$(302,929)	$2,103,553	$(309,486)

Equities:
Non-redeemable preferred stocks	$—	$—	$18,081	$(1,919)	$18,081	$(1,919)
Common stocks	—	—	14	(1)	14	(1)
Total equities	$—	$—	$18,095	$(1,920)	$18,095	$(1,920)

	December 31, 2009
	Less than one year		One year or more		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed maturities:
Corporate	$314,304	$(13,717)	$1,581,834	$(213,206)	$1,896,138	$(226,923)
Residential mortgage-backed	53,341	(1,807)	1,025,010	(140,234)	1,078,351	(142,041)
Commercial mortgage-backed	8,110	(521)	242,414	(85,412)	250,524	(85,933)
Other asset-backed	18,386	(11,891)	104,784	(86,342)	123,170	(98,233)
Collateralized debt obligation	—	—	3,351	(14,649)	3,351	(14,649)
Unites States Government and agencies	63,528	(2,392)	14,684	(151)	78,212	(2,543)
State, municipal and other governments	762,644	(21,139)	777,542	(134,361)	1,540,186	(155,500)
Total fixed maturities	$1,220,313	$(51,467)	$3,749,619	$(674,355)	$4,969,932	$(725,822)

Equities:
Non-redeemable preferred stocks	$—	$—	$20,352	$(4,648)	$20,352	$(4,648)
Common stocks	—	—	386	(14)	386	(14)
Total equity securities	$—	$—	$20,738	$(4,662)	$20,738	$(4,662)

Included in the above tables are 367 securities from 250 issuers at September 30, 2010 and 953 securities from 651 issuers at December 31, 2009. The unrealized losses are due to wider spreads between the risk-free and corporate and other bond yields relative to the spreads when the securities were purchased. Because we do not intend to sell or believe we will be required to sell these investments before their anticipated recovery of amortized cost, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010. The following summarizes the more significant unrealized losses by investment category as of September 30, 2010.

Corporate securities: The unrealized losses on corporate securities represent 25.1% of our total unrealized losses. The largest losses remain in the finance sector ($413.6 million carrying value and $50.5 million unrealized loss). The largest unrealized losses in the finance sector were in the banking ($255.0 million carrying value and $31.6 million unrealized loss) and the life insurance ($59.7 million carrying value and $7.3 million unrealized loss) sub-sectors. The unrealized losses across the finance sector are primarily attributable to a general widening in spread levels relative to the spreads at which we acquired the

September 30, 2010

securities. Finance sector spreads have narrowed but remain historically wide in comparison to the narrowing experienced in the remaining sectors, contributing to the proportionately larger amount of unrealized losses for this sector.

The other corporate sector containing our largest unrealized losses is basic industrial ($60.6 million carrying value and $8.0 million unrealized loss). The unrealized loss in this sector is generally due to spread widening among several issuers in the paper industry, which continues to experience a challenging operating environment.

Residential mortgage-backed securities: The unrealized losses on residential mortgage-backed securities represent 22.1% of our total unrealized losses, and were caused primarily by continued uncertainty regarding mortgage defaults on Alt-A loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

Commercial mortgage-backed securities: The unrealized losses on commercial mortgage-backed securities represent 14.0% of our total unrealized losses, and were caused primarily by spread widening and industry concerns regarding the potential for future commercial mortgage defaults. There were also concerns regarding current and future downgrades by the three major rating agencies for tranches below the super senior AAA level. The contractual cash flows of these investments are based on mortgages backing the securities.

Other asset-backed securities: The unrealized losses on other asset-backed securities represent 21.6% of our total unrealized losses, and were caused primarily by concerns regarding defaults on subprime mortgages and home equity loans. We purchased most of these investments at a discount to their face amount and the contractual cash flows of these investments are based on mortgages and other assets backing the securities.

State, municipal and other governments: The unrealized losses on state, municipal and other governments represent 17.2% of our total unrealized losses, and were primarily caused by general spread widening, the lack of printed underlying ratings on insured bonds and the market's uncertainty around the recent recession's impact on municipalities' income. The decline in fair value is primarily attributable to increased spreads and market concerns regarding the sector, in general, rather than the financial strength of specific issuers.

Equity securities: We had $1.9 million of gross unrealized losses on investment grade non-redeemable perpetual preferred securities within the financial sector at September 30, 2010. These securities provide periodic cash flows, contain call features and are similarly rated and priced like other long-term callable bonds and are evaluated for other-than-temporary impairment similar to fixed maturity securities. The decline in fair value is primarily attributable to market concerns regarding the sector.

Excluding mortgage and asset-backed securities, no securities from the same issuer had an aggregate unrealized loss in excess of $5.0 million at September 30, 2010. The $5.0 million unrealized loss is from hybrid preferred securities of a financial institution. With respect to mortgage and asset-backed securities not backed by the United States Government, no securities from the same issuer had an aggregate unrealized loss in excess of $20.7 million at September 30, 2010. The $20.7 million unrealized loss from one issuer relates to three different securities that are backed by different pools of Alt-A residential mortgage loans. All but one of the three securities are rated investment grade and the largest unrealized loss totaled $9.2 million.

The carrying values of all our investments are reviewed on an ongoing basis for credit deterioration. When our review indicates a decline in fair value is other than temporary, a specific write down is charged to earnings for the credit loss and in the case of a fixed maturity security, a specific charge is recognized in accumulated other comprehensive income (loss) for the non-credit loss component. For fixed maturity securities, the previous amortized cost adjusted by the credit loss becomes the new cost basis for the security. For equity securities, the fair value becomes the new cost basis for the security. We monitor the financial condition and operations of the issuers of fixed maturities and equity securities that could potentially have a credit impairment that is other than temporary. In determining whether or not an unrealized loss is other than temporary, we review factors such as:

September 30, 2010

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

In order to determine the credit and non-credit impairment loss for a fixed maturity security, every quarter we estimate the future cash flows we expect to receive over the remaining life of the instrument. Significant assumptions regarding the present value of expected cash flows for each security are used when an other-than-temporary impairment occurs and there is a non-credit portion of the unrealized loss that won't be recognized in earnings. Our assumptions for residential mortgage-backed securities, commercial mortgage-backed securities, other asset-backed securities and collateralized debt obligations include collateral pledged, scheduled principal and interest payments, default levels, delinquency rates and the level of nonperforming assets for the remainder of the investments' expected term. We use a single best estimate of cash flows approach and use the effective yield prior to the date of impairment to calculate the present value of cash flows. Our assumptions for corporate and other fixed maturity securities include scheduled principal and interest payments and an estimated recovery value, generally based on a percentage return of the current market value.

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

Credit Loss Component of Other-Than-Temporary Impairments on Fixed Maturity Securities

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$(89,189)	$(121,712)	$(98,545)	$(106,421)
Increases for which an impairment was not previously recognized	—	(1,614)	(12,330)	(42,086)
Increases to previously impaired investments	(1,165)	(10)	(2,639)	(7,701)
Reductions due to investments sold	12,477	14,986	35,637	47,858
Balance at end of period	$(77,877)	$(108,350)	$(77,877)	$(108,350)

September 30, 2010

Sales, Maturities and Principal Repayments on Fixed Maturity Securities - Available for Sale

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Scheduled principal repayments and calls	Sales	Total	Scheduled principal repayments and calls	Sales	Total
	(Dollars in thousands)
Amortized cost	$88,460	$108,252	$196,712	$140,848	$180,390	$321,238
Gross realized gains	—	6,526	6,526	—	8,905	8,905
Gross realized losses	—	—	—	—	(6,400)	(6,400)
Change in unsettled sales	—	(10,174)	(10,174)	—	—	—
Proceeds	$88,460	$104,604	$193,064	$140,848	$182,895	$323,743

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Scheduled principal repayments and calls	Sales	Total	Scheduled principal repayments and calls	Sales	Total
	(Dollars in thousands)
Amortized cost	$304,981	$218,749	$523,730	$396,810	$932,174	$1,328,984
Gross realized gains	—	13,749	13,749	—	45,453	45,453
Gross realized losses	—	(70)	(70)	—	(9,654)	(9,654)
Change in unsettled sales	—	(12,199)	(12,199)	—	—	—
Proceeds	$304,981	$220,229	$525,210	$396,810	$967,973	$1,364,783

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

Valuation Allowance on Mortgage Loans
	Nine months ended
	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$725	$—
Allowances established	1,295	865
Charge offs	(325)	(465)
Balance at end of period	$1,695	$400

During the third quarter of 2010, we foreclosed on one mortgage loan with a book value totaling $1.5 million and took possession of the real estate with an appraised value totaling $1.7 million. During the third quarter of 2009, we foreclosed on three mortgage loans with a book value totaling $14.2 million and took possession of the real estate with an appraised value totaling $16.8 million.

September 30, 2010

3. Derivative Instruments

We have entered into interest rate swaps to manage interest rate risk associated with a portion of our flexible premium deferred annuity contracts. Under the interest rate swaps, we pay a fixed rate of interest and receive a floating rate of interest on a notional amount which totaled $50.0 million at September 30, 2010 and $100.0 million at December 31, 2009. These interest rate swaps effectively fix the interest crediting rate on a portion of our flexible premium deferred annuity contract liabilities, thereby hedging our exposure to increases in market interest rates. The interest rate settlements decreased derivative income $2.0 million during the first nine months of 2010 and $3.6 million in the 2009 period. The change in unrealized loss on these swaps increased derivative income $1.3 million for the nine months ended September 30, 2010 and $2.3 million in the 2009 period.

We also have one interest rate swap that we entered into to hedge the variable component of the interest rate on a $46.0 million line of credit borrowing. The terms of this instrument provide that we pay a fixed rate of interest and receive a floating rate of interest on a notional amount of $46.0 million. We closed the line of credit agreement in the first quarter of 2009 and began recording the change in fair value of the underlying swap and interest payments in derivative income (loss). Prior to 2009, the change in fair value of the swap was included in accumulated other comprehensive income (loss). The interest rate settlements decreased derivative income $1.5 million for the first nine months of 2010 and $1.3 million in the 2009 period. The change in unrealized loss on this swap increased derivative income $1.5 million for the first nine months of 2010. Derivative income (loss) for the 2009 period includes the unrealized loss on the swap at December 31, 2008 of $2.7 million which was previously included in accumulated other comprehensive income (loss), partially offset by the swap's increase in fair value during the period, which totaled $0.7 million.

Summary of Swaps
				Carrying and Fair Value
Maturity Date	Notional Amount	Receive Rate	Pay Rate	September 30, 2010	December 31, 2009
				(Dollars in thousands)
1/1/2010	$50,000	3 month LIBOR*	4.858%	$—	$(18)
10/7/2010	46,000	3 month LIBOR*	4.760%	(32)	(1,521)
6/1/2011	50,000	1 month LIBOR*	5.519%	(1,734)	(3,241)
				$(1,766)	$(4,780)

* London Interbank Offered Rate

When applicable, we formally document hedging relationships, our risk management objectives and strategies for undertaking these transactions. We also test for hedge ineffectiveness at inception of the hedge and at each reporting period as needed. There were no derivative instruments designated as hedges at September 30, 2010 or December 31, 2009.

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

We held call options relating to our direct business, net of collateral received for counterparty credit risk, with a fair value of $44.7 million at September 30, 2010 and $44.0 million at December 31, 2009. Our share of call options assumed, which is recorded as an embedded derivative in reinsurance recoverable, totaled $18.9 million at September 30, 2010 and $29.3 million at December 31, 2009. Derivative income (loss) includes $7.4 million for the first nine months of 2010 and $44.8 million for the 2009 period relating to call option proceeds and changes in fair value.

At September 30, 2010, we had master netting agreements with counterparties covering cash collateral payable totaling $59.9 million and cash collateral receivable totaling $2.9 million. At December 31, 2009, we had master netting agreements with counterparties covering cash collateral payable totaling $77.4 million and cash collateral receivable totaling $6.3 million. Any

September 30, 2010

excess collateral that remains after netting these amounts with derivative assets and liabilities is included in other assets or other liabilities on our consolidated balance sheets. We did not have any excess collateral or off-balance sheet collateral at September 30, 2010 or December 31, 2009.

The reserve for index annuity contracts includes a series of embedded derivatives that represent the contract holder's right to participate in index returns over the expected lives of the applicable contracts. The reserve includes the value of the embedded forward options despite the fact that call options are not purchased for a period longer than the period of time to the next index reset date. The change in the value of this embedded derivative is reported on a separate line in the consolidated statements of operations and totaled ($9.7) million for the first nine months of 2010 and $139.1 million for the 2009 period.

We have modified coinsurance agreements where interest on funds withheld is determined by reference to a pool of fixed maturity securities. These arrangements contain embedded derivatives requiring bifurcation. Embedded derivatives in these contracts are recorded at fair value at each balance sheet date and changes in the fair values of the derivatives are recorded as derivative income or loss. The fair value of the embedded derivatives pertaining to funds withheld on variable business assumed by us totaled $3.0 million at September 30, 2010 and $1.6 million at December 31, 2009. The fair value of the embedded derivatives pertaining to funds withheld on business ceded by us was less than ($0.1) million at September 30, 2010 and $0.2 million at December 31, 2009. Derivative income from our modified coinsurance contracts totaled $1.2 million for the first nine months of 2010 and $1.6 million for the 2009 period.

As discussed in Note 1, we own a collateralized debt obligation that contains an embedded credit derivative, which upon adoption of new accounting guidance on July 1, 2010, requires the change in market value of the security to be recognized in derivative income. Derivative income was reduced by less than $0.1 million during the first nine months of 2010 as a result of a decline in the market value of this security since the date the new accounting guidance was adopted.

4. Fair Values

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

Fixed maturity securities: Fair values of fixed maturity securities are based on quoted market prices in active markets when available. For those securities where no active market prices are available, we use the Level 2 or 3 valuation methodologies described below.

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

September 30, 2010

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

Other liabilities: Fair values for interest rate swaps are based on counterparty market prices adjusted for a credit component of the counterparty, net of collateral paid. Prices are verified internally using analytical tools. Other liabilities also include the embedded derivatives in our modified coinsurance contracts under which we cede business. Fair values of these derivatives are based on the difference between the fair value and the cost basis of the underlying fixed maturity securities. We are not required to estimate fair values for the remainder of the other liabilities balances.

Liabilities related to separate accounts: Fair values are based on cash surrender value, the cost we would incur to extinguish the liability.

Fair Values and Carrying Values

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets
Fixed maturities - available for sale	$11,322,565	$11,322,565	$9,864,601	$9,864,601
Equity securities - available for sale	77,331	77,331	60,154	60,154
Mortgage loans on real estate	1,269,829	1,333,956	1,293,936	1,257,980
Derivative instruments	44,720	44,720	44,023	44,023
Policy loans	170,045	222,469	168,736	205,453
Other long-term investments	139	139	1,882	1,882
Cash and short-term investments	293,888	293,888	214,832	214,832
Reinsurance recoverable	21,934	21,934	31,080	31,080
Assets held in separate accounts	705,156	705,156	702,073	702,073

September 30, 2010

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Liabilities
Future policy benefits	$9,804,666	$9,587,034	$9,392,402	$8,397,026
Other policyholders' funds	683,669	675,798	670,653	645,995
Long-term debt	371,147	312,792	371,084	280,828
Other liabilities	1,796	1,796	4,780	4,780
Liabilities related to separate accounts	705,156	687,525	702,073	682,438

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. From time to time there may be movements between levels as inputs become more or less observable, which may depend on several factors including the activity of the market for the specific security, the activity of the market for similar securities, the level of risk spreads and the source of the information from which we obtain the information. Transfers in or out of any level are measured as of the beginning of the period.

September 30, 2010

Valuation of our Financial Instruments Measured on a Recurring Basis by Hierarchy Levels

	September 30, 2010
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$5,585,233	$202,842	$5,788,075
Residential mortgage-backed securities	—	1,902,148	32,130	1,934,278
Commercial mortgage-backed securities	—	775,999	24,216	800,215
Other asset-backed securities	—	360,660	68,549	429,209
Collateralized debt obligation	—	—	3,037	3,037
United States Government and agencies	81,005	50,086	16,295	147,386
State, municipal and other governments	—	2,073,054	147,311	2,220,365
Non-redeemable preferred stocks	—	28,493	13,387	41,880
Common stocks	2,930	32,521	—	35,451
Derivative instruments	—	44,720	—	44,720
Other long-term investments	—	—	139	139
Cash and short-term investments	293,888	—	—	293,888
Reinsurance recoverable	—	21,934	—	21,934
Assets held in separate accounts	705,156	—	—	705,156
Total assets	$1,082,979	$10,874,848	$507,906	$12,465,733

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$559,988	$559,988
Other liabilities	—	1,796	—	1,796
Total liabilities	$—	$1,796	$559,988	$561,784

September 30, 2010

	December 31, 2009
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(Dollars in thousands)
Assets
Corporate securities	$—	$4,906,103	$188,480	$5,094,583
Residential mortgage-backed securities	—	1,873,410	—	1,873,410
Commercial mortgage-backed securities	—	688,636	31,487	720,123
Other asset-backed securities	—	109,925	22,948	132,873
Collateralized debt obligations	—	—	12,892	12,892
United States Government and agencies	69,527	55,257	14,683	139,467
State, municipal and other governments	—	1,780,546	110,707	1,891,253
Non-redeemable preferred stocks	—	31,038	7,399	38,437
Common stocks	2,685	19,032	—	21,717
Derivative instruments	—	44,023	—	44,023
Other long-term investments	—	—	1,882	1,882
Cash and short-term investments	214,832	—	—	214,832
Reinsurance recoverable	—	31,080	—	31,080
Assets held in separate accounts	702,073	—	—	702,073
Total assets	$989,117	$9,539,050	$390,478	$10,918,645

Liabilities
Future policy benefits - index annuity embedded derivatives	$—	$—	$502,067	$502,067
Other liabilities	—	4,780	—	4,780
Total liabilities	$—	$4,780	$502,067	$506,847

Approximately 4.4% of the total fixed maturities are included in the Level 3 group at September 30, 2010 and 3.9% at December 31, 2009. The fair value of the assets and liabilities above include the financial instruments' nonperformance risk. Nonperformance risk is the risk that the instrument will not be fulfilled and affects the value at which the instrument could be transferred in an orderly transaction. The nonperformance risk for our assets reported at fair value totaled $0.4 million at September 30, 2010 and December 31, 2009. Our nonperformance risk decreased the fair value of our reported liabilities $104.1 million at September 30, 2010 and $108.5 million at December 31, 2009.

Level 3 Fixed Maturity Securities on a Recurring Basis by Valuation Source

	September 30, 2010
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$154,089	$48,753	$202,842
Residential mortgage-backed securities	32,130	—	32,130
Commercial mortgage-backed securities	20,601	3,615	24,216
Other asset-backed securities	68,549	—	68,549
Collateralized debt obligation	3,037	—	3,037
United States Government and agencies	16,295	—	16,295
State, municipal and other governments	147,311	—	147,311
Total	$442,012	$52,368	$494,380
Percent of total	89.4%	10.6%	100.0%

September 30, 2010

	December 31, 2009
	Third-party vendors	Priced internally	Total
	(Dollars in thousands)
Corporate securities	$151,056	$37,424	$188,480
Commercial mortgage-backed securities	26,761	4,726	31,487
Other asset-backed securities	22,948	—	22,948
Collateralized debt obligations	12,892	—	12,892
United States Government and agencies	14,683	—	14,683
State, municipal and other governments	110,707	—	110,707
Total	$339,047	$42,150	$381,197
Percent of total	88.9%	11.1%	100.0%

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Assets

	September 30, 2010
	Balance, December 31, 2009	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, September 30, 2010
	(Dollars in thousands)
Corporate securities	$188,480	$2,578	$15,841	$(4,182)	$125	$202,842
Residential mortgage-backed securities	—	31,974	198	—	(42)	32,130
Commercial mortgage-backed securities	31,487	(990)	3,677	(9,500)	(458)	24,216
Other asset-backed securities	22,948	46,991	3,106	(4,322)	(174)	68,549
Collateralized debt obligation	12,892	(9,440)	(415)	—	—	3,037
United States Government and agencies	14,683	—	1,604	—	8	16,295
State, municipal and other governments	110,707	21,244	15,381	—	(21)	147,311
Non-redeemable preferred stocks	7,399	—	666	5,322	—	13,387
Other long-term investments	1,882	(1,725)	—	—	(18)	139
Total	$390,478	$90,632	$40,058	$(12,682)	$(580)	$507,906

	September 30, 2009
	Balance, December 31, 2008	Purchases (disposals), net	Realized and unrealized gains (losses), net	Net transfers in (out) of Level 3 (1)	Included in earnings (amort- ization)	Balance, September 30, 2009
	(Dollars in thousands)
Corporate securities	$646,760	$(22,027)	$10,376	$(464,414)	$540	$171,235
Residential mortgage-backed securities	70,003	—	—	(70,003)	—	—
Commercial mortgage-backed securities	24,122	7,573	9,550	—	(131)	41,114
Other asset-backed securities	17,201	5,727	(4,032)	3,001	34	21,931
Collateralized debt obligations	7,414	—	7,062	—	(2)	14,474
United States Government and agencies	1,928	14,151	539	(1,928)	7	14,697
State, municipal and other governments	140,189	(4,326)	(4,571)	(19,999)	(21)	111,272
Other long-term investments	1,527	.	—	—	—	1,527
Total	$909,144	$1,098	$18,924	$(553,343)	$427	$376,250

(1)
For the 2010 period, the net transfers in (out) line above includes $38.0 million of securities that were priced using a broker quote at December 31, 2009 and transferred to a pricing source that uses observable market data in the prices at September 30, 2010 and $25.3 million that were transferred into Level 3 that did not have enough observable data to include in Level 2 at September 30, 2010. For the 2009 period, net transfers in (out) includes $560.0 million of securities that were priced using a broker only quote at December 31, 2008 but transferred to a pricing service that uses observable market data in the prices. The 2009 period also includes $6.7 million that were transferred into Level 3 but did not have enough observable data to include in Level 2 at December 31, 2009.

The change in unrealized gains/losses included in other comprehensive income (loss) in the consolidated statements of changes

September 30, 2010

in stockholders' equity on Level 3 investments was $44.9 million for the nine months ended September 30, 2010 and $33.5 million for the nine months ended September 30, 2009. Realized gains (losses) are reported in net realized capital gains (losses) within the consolidated statements of operations.

Level 3 Financial Instruments Changes in Fair Value Recurring Basis - Future Policy Benefits

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands)
Index Product Embedded Derivatives:
Balance, beginning of period	$502,067	$523,515
Premiums less benefits, net	(26,714)	(21,850)
Impact of unrealized gains (losses), net	84,635	(8,035)
Balance, end of period	$559,988	$493,630

Change in unrealized gains/losses on embedded derivatives held at end of period (1)	$84,635	$(8,035)

(1)	Excludes host accretion and the timing of posting index credits, which are included with the change in value of index product embedded derivatives in the consolidated statements of operations.

Level 3 Financial Instruments Fair Valued on a Non-Recurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2010 and September 30, 2009, certain mortgage loans had been impaired or written down to a fair value totaling $4.0 million and $2.1 million, respectively. These collateral dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values.

During the nine months ended September 30, 2010 and September 30, 2009, real estate had been impaired or written down to a fair value totaling $1.1 million and $1.8 million, respectively. These are a Level 3 fair value measurement, as the fair value of real estate is estimated using appraised values that involve significant unobservable inputs.

5. Defined Benefit Plan

We participate with several affiliates and an unaffiliated organization in various multiemployer defined benefit plans. Our share of net periodic pension cost for the plans recorded as expense in our consolidated statements of operations for the third quarter totaled $1.5 million for 2010 and $1.9 million for 2009, and for the nine months ended September 30 totaled $4.5 million for 2010 and $6.6 million for 2009. Pension cost is lower in 2010 compared to 2009 primarily due to improved asset returns, the impact of certain cost savings measures implemented in 2009 and a settlement charge estimate accrued in the second quarter of 2009.

Components of Net Periodic Pension Cost for all Employers in the Multiemployer Plans

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Service cost	$1,828	$1,861	$5,484	$5,582
Interest cost	3,558	3,889	10,674	11,669
Expected return on assets	(3,166)	(2,997)	(9,498)	(8,991)
Amortization of prior service cost	182	185	546	555
Amortization of actuarial loss	1,741	2,217	5,223	6,649
Settlement expense	—	—	(148)	1,496
Net periodic pension cost - all employees	$4,143	$5,155	$12,281	$16,960

September 30, 2010

6. Commitments and Contingencies

Legal Proceedings

In the normal course of business, we may be involved in litigation where damages are alleged that are substantially in excess of contractual policy benefits or certain other agreements. In recent years, companies in the life insurance and annuity business have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices and similar claims. We are currently a defendant in two purported class action lawsuits against EquiTrust Life Insurance Company (EquiTrust Life) alleging claims as described below. We believe that many of the asserted claims will be defeated by dispositive motions. As discussed below, several of the claims were eliminated from class certification in a ruling certifying a class in one of the two pending cases. We remain optimistic that class certification will be defeated in the other lawsuit. However, courts have a great deal of discretion in deciding whether to certify a class, and it is impossible to accurately predict how the court will rule on such a motion. Other theories of potential liability may develop as these cases progress. This is especially true as plaintiffs continue to alter their theories of liability during discovery. Given these uncertainties, we are unable to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss to the extent the matters proceed through litigation. We do not believe that these lawsuits, including those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows. However, the outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could materially affect net income in a particular quarter or annual period.

The first case is Tabares v. EquiTrust Life Insurance Company, filed in Los Angeles Superior Court on May 5, 2008. Tabares is a purported California class action on behalf of all persons who purchased certain deferred annuities from EquiTrust Life. The complaint asserts a sub-class of purchasers that were age 60 or older at the time of purchasing those annuities from EquiTrust Life. Plaintiffs seek injunctive relief on behalf of all class members, compensatory damages for breach of contract and punitive damages under a common law cause of action for fraud. Plaintiffs' motion for class certification was heard on June 22, 2010, and on August 6, 2010, the Company was notified by the trial court that they had issued an order denying class certification for Plaintiff's unfair competition and fraud claims. The court did, however, grant certification for Plaintiff's breach of contract and declaratory relief claims. It should be noted that granting certification does not represent a finding on the merits of Plaintiff's claims, rather it allows the case to go forward as a class action. The Company continues to vigorously defend this litigation. It may seek appellate review of the class certification order, or seek an order decertifying the class and sub-class after further discovery into the merits of the case. No trial date has been set.
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

September 30, 2010

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

7. Earnings per Share

Computation of Earnings Per Common Share
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Numerator:
Net income attributable to FBL Financial Group, Inc.	$28,677	$15,915	$69,021	$38,843
Dividends on Series B preferred stock	(37)	(37)	(112)	(112)
Numerator for earnings per common share - income available to common stockholders	$28,640	$15,878	$68,909	$38,731

Denominator:
Weighted average shares	30,238,697	29,934,383	30,181,728	29,859,424
Deferred common stock units relating to deferred compensation plans	189,394	156,111	183,730	136,680
Denominator for earnings per common share - weighted average shares	30,428,091	30,090,494	30,365,458	29,996,104
Effect of dilutive securities - stock based compensation	269,207	120,419	274,036	88,239
Denominator for dilutive earnings per common share - adjusted weighted-average shares	30,697,298	30,210,913	30,639,494	30,084,343

Earnings per common share	$0.94	$0.53	$2.27	$1.29
Earnings per common share - assuming dilution	$0.93	$0.53	$2.25	$1.29

Anti-dilutive stock options excluded from diluted earnings per share	1,758,307	2,630,768	2,031,095	3,061,813

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

September 30, 2010

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

Financial Information Concerning our Operating Segments

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Operating revenues:
Traditional Annuity - Exclusive Distribution	$42,832	$38,518	$126,013	$112,698
Traditional Annuity - Independent Distribution	114,099	84,008	343,523	277,308
Traditional and Universal Life Insurance	83,405	86,334	254,727	261,520
Variable	16,597	15,703	50,735	48,194
Corporate and Other	4,084	4,927	14,048	15,951
	261,017	229,490	789,046	715,671
Realized gains (losses) on investments (A)	5,082	875	(3,108)	(12,824)
Change in net unrealized gains/losses on derivatives (A)	31,454	77,178	(21,113)	132,673
Consolidated revenues	$297,553	$307,543	$764,825	$835,520

Pre-tax operating income (loss):
Traditional Annuity - Exclusive Distribution	$15,612	$12,614	$39,320	$27,614
Traditional Annuity - Independent Distribution	11,646	4,608	31,203	16,595
Traditional and Universal Life Insurance	12,366	16,678	43,015	51,006
Variable	8,835	6,173	10,222	8,106
Corporate and Other	(2,876)	(5,368)	(11,350)	(18,345)
	45,583	34,705	112,410	84,976
Income taxes on operating income	(15,396)	(11,697)	(37,474)	(28,295)
Realized gains/losses on investments (A)	1,567	(1,853)	(1,804)	(12,955)
Change in net unrealized gains/losses on derivatives (A)	(3,077)	(5,240)	(4,111)	(4,883)
Consolidated net income attributable to FBL Financial Group, Inc.	$28,677	$15,915	$69,021	$38,843

(A)
Amounts are net of adjustments, as applicable, to amortization of unearned revenue reserves, deferred policy acquisition costs, deferred sales inducements, value of insurance in force acquired and income taxes attributable to these items.

Our investment in equity method investees, the related equity income and interest expense are attributable to the Corporate and Other segment. Expenditures for long-lived assets were not significant during the periods presented above. Goodwill at September 30, 2010 and December 31, 2009 is allocated among the segments as follows: Exclusive Annuity ($3.9 million), Traditional and Universal Life Insurance ($6.1 million) and Corporate ($1.2 million).

Premiums collected, which is not a measure used in financial statements prepared according to GAAP, include premiums received on life insurance policies and deposits on annuities and universal life-type products. Net premiums collected totaled $257.7 million for the three months ended September 30, 2010 and $199.3 million for the 2009 period. Net premiums collected totaled $722.8 million for the nine months ended September 30, 2010 and $1,050.5 million for the 2009 period.

September 30, 2010

Under GAAP, premiums on whole life and term life policies are recognized as revenues over the premium-paying period and reported in the Traditional and Universal Life Insurance segment. The following chart provides a reconciliation of life insurance premiums collected to those reported in the GAAP financial statements.

Reconciliation of Traditional Life Insurance Premiums, Net of Reinsurance

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Traditional and universal life insurance premiums collected	$52,689	$51,742	$160,243	$158,258
Premiums collected on interest sensitive products	(13,481)	(13,659)	(39,478)	(42,075)
Traditional life insurance premiums collected	39,208	38,083	120,765	116,183
Change in due premiums and other	(487)	(507)	(8)	301
Traditional life insurance premiums	$38,721	$37,576	$120,757	$116,484

There is no comparable GAAP financial measure for premiums collected on annuities and universal life-type products. GAAP revenues for those interest sensitive, indexed and variable products consist of various policy charges and fees assessed on those contracts, as summarized in the chart below.

Interest Sensitive and Index Product Charges by Segment

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Traditional Annuity - Exclusive Distribution
Administration charges	$4	$13	$15	$35
Surrender charges	154	197	418	592
Total	$158	$210	$433	$627

Traditional Annuity - Independent Distribution
Surrender charges	$5,510	$10,444	$18,103	$56,300

Traditional and Universal Life Insurance
Administration charges	$2,029	$1,984	$6,763	$6,247
Cost of insurance charges	8,751	9,982	25,876	29,572
Surrender charges	71	145	430	430
Amortization of policy initiation fees	299	835	923	1,303
Total	$11,150	$12,946	$33,992	$37,552

Variable
Administration charges	$1,730	$1,692	$5,291	$5,297
Cost of insurance charges	7,437	7,259	22,237	22,335
Surrender charges	415	445	1,286	1,359
Separate account charges	2,090	1,945	6,340	5,277
Amortization of policy initiation fees	(119)	(26)	1,127	299
Total	$11,553	$11,315	$36,281	$34,567

Consolidated interest sensitive and index product charges	$28,371	$34,915	$88,809	$129,046

September 30, 2010

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

Impact of Recent Business Environment

The U.S. economy and financial markets continue to challenge the life insurance and annuity industries. While the recession ended in mid-2009, economic and employment growth remain weak. Continued low consumer spending is impeding near-term economic growth and unemployment remains high. The Bureau of Economic Analysis estimates that U.S. Gross Domestic Product grew 3.7% during the first quarter of 2010, followed by a much lower 1.7% during the second quarter. Recent economic data indicates growth is likely to trend below average for some time.

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

In the financial markets, strong liquidity, sustained corporate profitability and modest economic growth continue to support fundamental credit quality. Corporate credit default rates have declined meaningfully over the course of the year and appear likely to trend lower by year-end. Yields across the fixed-income market remain low, as U.S. Treasury yields declined and credit spreads generally narrowed further during the third quarter 2010. U.S Treasury yields began declining mid-way through the quarter as economic news releases suggested a fairly dramatic slowing from the first half of the year. Credit spreads continued to decline, pressured by investors seeking income-generating investments. As discussed in Item 3, "Quantitative and Qualitative Disclosures About Market Risks," low investment yields may impact the income we earn from our interest sensitive annuity and life insurance products.

The broad decline in market yields during the third quarter contributed to further improvement in the carrying value of our investments, particularly within the corporate sector. However, unrealized losses still remain in certain asset sectors. Additionally, certain sectors remain somewhat dislocated, making it difficult to value some securities. As a result, certain valuations require greater estimation and judgment, as well as valuation methods that are more complex. These values may not ultimately be realizable in a market transaction, and such values may change rapidly as market conditions change and valuation assumptions are modified. See Note 2 to our consolidated financial statements for details on the nature of our unrealized loss position and Note 4 for discussion of our valuation methods.

Our fixed annuity products contain features that allow contract holders to surrender a policy. To encourage persistency, we impose a surrender charge against the account balance for early termination of a contract within a specified period after its effective date. Most of the fixed annuity products sold by the EquiTrust Life independent channel offered a market value adjustment (MVA) feature based on U.S. Treasury rates. This feature provides us interest rate protection when U.S. Treasury interest rates are greater than the rates in effect when a contract is issued and provides a benefit to contract holders when U.S. Treasury interest rates are less than the rates in effect when a contract is issued. The unprecedented low U.S. Treasury yields in early 2009 provided an environment where contract holders were able to surrender with smaller net charges, which

September 30, 2010

significantly increased the level of surrender activity. Surrender activity began declining toward the end of the first quarter of 2009 and continued declining throughout the remainder of 2009 to expected levels in the fourth quarter of 2009. Surrender activity during 2010 initially continued at or below expected levels, but with the decline of U.S. Treasury rates in the third quarter 2010, there has been a modest increase in surrender activity. See Item 3, "Quantitative and Qualitative Disclosures About Market Risks," for further discussion of the potential impact of a low interest environment.

We maintain capital levels in accordance with certain statutory and rating agency requirements. Fixed annuity products generally place a strain on statutory capital when sold and add to capital in subsequent years. Due to the significant growth of the EquiTrust Life independent distribution channel business, our need for capital has increased in recent years. As a result of the economic downturn during 2008 and early 2009, we experienced unusual realized and unrealized investment losses and increased surrender activity at EquiTrust Life, which caused our capital levels to decline. To rebuild capital we took rate and other actions to reduce sales of new annuity contracts at EquiTrust Life, modified contract terms on many products, implemented a new commission structure, modified our investment acquisition criteria and reduced administrative costs. Our capital levels have improved significantly since early 2009 due to these changes and other actions we implemented during that time. In 2010, we continue to monitor and take actions to further strengthen our capital position. This includes responding to the increased surrender activity discussed above, by realizing capital gains through security sales which offset the MVA impact on our capital level. In addition, we are focused on steadily growing and diversifying the business in a manageable and profitable manner that will allow EquiTrust Life to continue its self-sustaining capital position. See the "Liquidity and Capital Resources" section below for additional details regarding our capital position.

Results of Operations for the Periods Ended September 30, 2010 and 2009

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Revenues	$297,553	$307,543	$764,825	$835,520
Benefits and expenses	257,327	283,999	668,144	778,575
	40,226	23,544	96,681	56,945
Income taxes	(13,530)	(7,802)	(31,996)	(18,528)
Equity income	1,955	140	4,257	301
Net income	28,651	15,882	68,942	38,718
Net loss attributable to noncontrolling interest	26	33	79	125
Net income attributable to FBL Financial Group, Inc.	$28,677	$15,915	$69,021	$38,843

Earnings per common share	$0.94	$0.53	$2.27	$1.29
Earnings per common share - assuming dilution	$0.93	$0.53	$2.25	$1.29

Other data
Direct premiums collected, net of reinsurance	$257,718	$199,320	$722,844	$1,050,534

Direct life insurance in force, end of quarter (in millions)			47,627	45,131
Life insurance lapse rates			6.5%	6.8%
Withdrawal rates - individual traditional annuity:
Exclusive Distribution			5.1%	4.1%
Independent Distribution			7.6%	17.9%

Premiums collected represents cash premiums received on life insurance policies and deposits on annuity and universal life-type products. Premiums collected is not a measure used in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). See Note 8, "Segmentation Information," to our consolidated financial statements for a discussion of our premiums collected, the most comparable GAAP financial measures and, as applicable, a reconciliation to such GAAP measures. We use premiums collected to measure the productivity of our exclusive and independent agents.

The withdrawal rate for the Traditional Annuity - Independent Distribution segment increased in 2009 primarily due to the

September 30, 2010

impact of low U.S. Treasury yields on the MVA feature for our direct fixed annuity products, which provided an environment where contract holders could surrender with smaller net surrender charges. Additional details on this feature are discussed above in the "Impact of Recent Business Environment" section.

Net Income Attributable to FBL Financial Group, Inc.

Net income attributable to FBL Financial Group, Inc. (FBL Net Income) was $28.7 million in the third quarter of 2010 and $69.0 million for the nine months ended September 30, 2010 compared to $15.9 million and $38.8 million for the 2009 periods. As discussed in detail below, these increases are primarily due to an increase in spreads earned and a decrease in realized losses on investments, partially offset by the impact of surrender activity from our EquiTrust Life independent distribution and separate account performance on our variable business. In addition, the volume of Farm Bureau Life's business in force increased in 2010. The increase in volume of business in force is quantified by summarizing the face amount of insurance in force for traditional life products or account values of contracts in force for interest sensitive products. The face amount of life insurance in force represents the gross death benefit payable to policyholders and account value represents the value of the contract to the contract holder before application of surrender charges or reduction for any policy loans outstanding. The following discussion provides additional details on the items impacting FBL Net Income.

Spreads Earned on our Universal Life and Individual Annuity Products

	Nine months ended September 30,
	2010	2009
Weighted average yield on cash and invested assets	6.14%	6.18%
Weighted average interest crediting rate/index cost	3.69%	4.06%
Spread	2.45%	2.12%

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

Impact of Unlocking

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Amortization of deferred policy acquisition costs	$3,237	$2,405	$4,518	$2,585
Amortization of deferred sales inducements	1,353	(11)	1,568	(1,536)
Amortization of unearned revenues	(231)	290	(220)	211
Increase to pre-tax income	$4,359	$2,684	$5,866	$1,260
Impact per common share (basic), net of tax	$0.09	$0.06	$0.13	$0.03
Impact per common share (diluted), net of tax	$0.09	$0.06	$0.12	$0.03

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

September 30, 2010

Nonrecurring Gains from Reserve Refinements

During the second quarter of 2010, refinements were made to the calculation of reserves for certain traditional life contracts. These refinements, along with associated adjustments to deferred policy acquisition costs and taxes, resulted in an increase to 2010 net income of $3.0 million ($0.10 per basic and diluted common share) for the nine-months ended September 30, 2010.

Impact of Operating Adjustments on FBL Net Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Realized gains (losses) on investments	$5,099	$870	$(3,101)	$(12,679)
Change in net unrealized gains/losses on derivatives	(25,144)	(19,193)	(45,165)	(6,379)
Change in amortization of:
Deferred policy acquisition costs	9,685	2,227	21,910	(8,739)
Deferred sales inducements	8,035	5,156	17,262	473
Value of insurance in force acquired	19	23	—	26
Unearned revenue reserve	(17)	5	(7)	(145)
Income tax offset	813	3,819	3,186	9,605
Net impact of operating income adjustments	$(1,510)	$(7,093)	$(5,915)	$(17,838)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Summary of adjustments noted above after offsets and income taxes:
Realized gains/losses on investments	$1,567	$(1,853)	$(1,804)	$(12,955)
Change in net unrealized gains/losses on derivatives	(3,077)	(5,240)	(4,111)	(4,883)
Net impact of operating income adjustments	$(1,510)	$(7,093)	$(5,915)	$(17,838)
Net impact per share - basic	$(0.05)	$(0.24)	$(0.19)	$(0.59)
Net impact per share - assuming dilution	$(0.05)	$(0.23)	$(0.19)	$(0.59)

As noted in the "Segment Information" section that follows, we use both net income and operating income to measure our operating results. Operating income for the periods covered by this report equals net income, excluding the impact of realized gains and losses on investments and the change in net unrealized gains and losses on derivatives. Our rationale for excluding these items from operating income is explained in Note 8 to our consolidated financial statements.

Changes in FBL Net Income
	Period ended
	September 30, 2010 vs. September 30, 2009
	Three months	Nine months
	(Dollars in thousands)

Premiums and product charges	$(5,399)	$(35,964)
Net investment income	1,806	(7,038)
Derivative income	(9,600)	(33,948)
Realized gains/losses on investments	4,229	9,578
Other income and other expenses	(1,233)	(2,359)
Interest sensitive and index products benefits and change in value of index product embedded derivative	17,851	66,278
Traditional life insurance policy benefits	(1,277)	(2,494)
Underwriting, acquisition and insurance expenses	10,288	44,853
Interest expense	17	830
Income taxes	(5,728)	(13,468)
Noncontrolling interest and equity income	1,808	3,910
Total change in FBL Net Income	$12,762	$30,178

September 30, 2010

A detailed discussion of changes in FBL Net Income follows.

Premiums and Product Charges

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Premiums and product charges:
Interest sensitive and index product charges	$28,371	$34,915	$88,809	$129,046
Traditional life insurance premiums	38,721	37,576	120,757	116,484
Total	$67,092	$72,491	$209,566	$245,530

Premiums and product charges decreased 7.4% to $67.1 million in the third quarter of 2010 and 14.6% to $209.6 million for the nine-month period primarily due to a reduction in surrender charges on annuity products. In addition, premium and product charges declined as a result of the sale of a block of coinsured business in the fourth quarter of 2009. Surrender charges totaled $6.0 million for the third quarter of 2010 and $19.9 million for the nine months ended September 30, 2010 compared to $11.2 million and $59.0 million in the respective 2009 periods. Net surrender charges decreased on certain products sold by our EquiTrust Life independent distribution as noted in the "Impact of Recent Business Environment" section above.

Surrender Charges on EquiTrust Life Direct Fixed Annuity Contracts

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Surrender charges:
Gross surrender charges	$12,422	$13,435	$25,941	$142,077
Market value adjustments	(8,371)	(4,690)	(12,267)	(91,332)
Net surrender charges	$4,051	$8,745	$13,674	$50,745

Traditional life insurance premiums increased due to an increase in the volume of business in force. The increase in the business in force is primarily attributable to sales of traditional life products by our Farm Bureau Life agency force exceeding the loss of in force amounts through deaths, lapses and surrenders and the sale of a block of coinsured business. Our average aggregate traditional life insurance in force, net of reinsurance, totaled $25,636.4 million for the nine-month period in 2010 and $23,734.5 million for the nine-month period in 2009. The change in life insurance in force is not proportional to the change in premium income due to a shift in the composition of our traditional life block of business from whole life policies to term policies. The premium for a term policy per $1,000 face amount is less than that for a whole life policy.

Net Investment Income

Net investment income, which excludes investment income on separate account assets relating to variable products, increased 1.0% to $182.0 million in the third quarter of 2010 and decreased 1.3% to $540.0 million for the nine-month period. The increase for the three month period is primarily due to an increase in average invested assets compared with the prior period, partially offset by lower investment yields. The decrease for the nine month period is due to a decrease in average net invested assets and lower average investment yields. Average invested assets in the nine-month period of 2010 decreased 0.2% to $12,326.4 million (based on securities at amortized cost) from $12,347.8 million in the 2009 period, principally due to the net cash outflows from EquiTrust Life during 2009, partially offset by net cash inflows from Farm Bureau Life. EquiTrust Life had net cash outflows in 2009 due to the reduction in sales to preserve capital, increased surrender activity from the independent distribution channel and assets transferred in connection with the sale of a block of coinsured business. The annualized yield earned on average invested assets decreased to 6.03% in the nine months ended September 30, 2010 from 6.09% in the respective 2009 period.

Fee income from bond calls, tender offers and mortgage loan prepayments totaled $1.6 million in the nine months ended September 30, 2010 compared to $2.1 million in the respective 2009 period. Net investment income also includes $0.8 million in the nine months ended September 30, 2010 compared to $1.8 million in the 2009 period representing the change of net discount accretion on mortgage and asset-backed securities resulting from changing prepayment speed assumptions at the end of each respective period.

September 30, 2010

Derivative Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Derivative income:
Components of derivative income from call options:
Gains received at expiration	$31,003	$349	$95,596	$836
Change in the difference between fair value and remaining option cost at beginning and end of period	29,149	75,523	(23,686)	130,711
Cost of money for call options	(21,191)	(26,464)	(64,482)	(86,789)
	38,961	49,408	7,428	44,758
Other	865	18	449	(2,933)
Total	$39,826	$49,426	$7,877	$41,825

Gains received at expiration increased in 2010 as a result of increases in the S&P 500 Index® (upon which the majority of our options are based). These gains are used to fund index credits on index annuities, which also increased in 2010, as discussed below under "Interest Sensitive and Index Product Benefits." The change in the difference between fair value and remaining option cost at beginning and end of period decreased derivative income in 2010 primarily due to the timing of index credits and the decline in the S&P 500 Index late in the third quarter of 2010 compared to the strike price of the outstanding options.

The cost of money for call options decreased primarily due to a decrease in the volume of business in force, a decrease in the cost of hedging programs on our direct and assumed business and a decrease in the overhedged position on our direct business. The average aggregate account value of index annuities in force, which has decreased due to increased surrender activity from the independent distribution channel and run-off of assumed business, totaled $4,081.5 million for the nine months ended September 30, 2010 compared to $4,461.9 million for the 2009 period. While our index account values decreased an average of 3.8% per quarter in 2009, our account values have been relatively stable in 2010.

Other derivative income (loss) is comprised of income or loss from interest rate swaps and the embedded derivatives included in our modified coinsurance contracts. Derivative income will fluctuate based on market conditions. See Note 3 to our consolidated financial statements for additional details on our derivatives.

Realized Gains (Losses) on Investments

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Realized gains (losses) on investments:
Realized gains on sales	$6,532	$8,898	$13,792	$47,631
Realized losses on sales	—	(6,404)	(344)	(9,658)
Total other-then-temporary impairment charges	(370)	(8,581)	(58,880)	(88,432)
Net realized investment losses	6,162	(6,087)	(45,432)	(50,459)
Non-credit losses included in accumulated other comprehensive income (loss)	(1,063)	6,957	42,331	37,780
Total reported in statements of opertations	$5,099	$870	$(3,101)	$(12,679)

The level of realized gains (losses) is subject to fluctuation from period to period depending on the prevailing interest rate and economic environment and the timing of the sale of investments. See "Financial Condition - Investments" for details regarding our unrealized gains and losses on available-for-sale securities at September 30, 2010 and December 31, 2009.

September 30, 2010

Investment Credit Impairment Losses Recognized in Net Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Corporate securites:
Basic industrial	$—	$—	$—	$6,630
Communications	—	—	—	5,722
Consumer cyclical	—	—	—	4,000
Finance	—	—	3,472	11,046
Residential mortgage-backed	—	1,025	2,310	1,257
Commercial mortgage-backed	—	—	120	—
Other asset-backed	1,165	447	8,967	9,470
Collateralized debt obligation	—	152	101	11,662
	1,165	1,624	14,970	49,787
Mortgage loans on real estate	—	—	1,295	865
Real estate and other assets	268	—	284	—
Total other-than-temporary impairment losses reported in net income	$1,433	$1,624	$16,549	$50,652

Fixed maturity other-than-temporary credit impairment losses for the three and nine months ended September 30, 2010, were incurred within our other asset-backed securities, generally due to concerns over potential defaults and weakness in underlying collateral values. Impairment losses were also incurred within the residential mortgage-backed sector which continues to undergo strain during the economic downturn as home values have declined. Financial sector other-than-temporary impairment losses, during the nine month period, were caused by deferred interest coupons on hybrid financial instruments which likely will not be recovered. Fixed Maturity other-than-temporary credit impairment losses for the three and nine-months ended September 30, 2009, were incurred across several sectors as a result of the economic downturn which reduced the demand for consumer products, lowered collateral values and limited access to operating capital. Particularly impacted during the 2009 period were the finance sector and our collateralized debt obligations, which incurred losses as collateral values declined and borrower defaults increased. See Note 2 to our consolidated financial statements for further discussion regarding our process for identifying other-than-temporary impairment losses.

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

Interest Sensitive and Index Product Benefits and Change in Value of Index Product Embedded Derivatives

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest sensitive and index product benefits:
Interest credited	$78,820	$82,655	$230,562	$243,370
Index credits	29,933	1,578	98,398	4,790
Amortization of deferred sales inducements	398	3,544	9,132	38,114
Interest sensitive death benefits	8,131	7,583	29,828	32,924
	117,282	95,360	367,920	319,198
Change in value of index product embedded derivatives	56,598	96,371	24,052	139,052
Total	$173,880	$191,731	$391,972	$458,250

Interest sensitive and index product benefits and change in value of index product embedded derivatives decreased 9.3% to $173.9 million in the third quarter of 2010 and 14.5% to $392.0 million for the nine-month period. The decreases were

September 30, 2010

primarily due to the impact of the change in value of index product embedded derivatives, a reduction in the weighted average interest crediting rate and lower amortization of deferred sales inducements. This was partially offset by an increase in index credits which is driven by market appreciation of the indices backing the index annuities. Interest sensitive and index product benefits tend to fluctuate from period to period primarily as a result of changes in mortality experience and the impact of changes in the equity markets on index credits, amortization of deferred sales inducements and the value of the embedded derivatives in our index annuities.

The weighted average interest crediting rate/index cost for universal life and individual traditional annuity products, excluding the impact of the amortization of deferred sales inducements, was 3.69% for the nine-month period in 2010 and 4.06% for the 2009 period. See the "Segment Information" section that follows for additional details on our spreads.

As discussed above under "Derivative Income," the change in the amount of index credits is impacted by the volume of index annuities in force and the amount of appreciation/depreciation in the underlying market indices on which our options are based. The change in the value of the embedded derivatives is impacted by the change in expected index credits on the next policy anniversary dates, which is related to the change in the fair value of the options acquired to fund these index credits. The value of the embedded derivatives is also impacted by the timing of the posting of index credits and changes in reserve discount rates and assumptions used in estimating future call option costs.

The impact of operating adjustments, as described above in the "Impact of Operating Adjustments on FBL Net Income," decreased amortization of deferred sales inducements for the 2010 periods. In addition, a reduction in surrender activity for the EquiTrust Life independent distribution channel contributed to the decrease in amortization for the nine-month period.

Traditional Life Insurance Policy Benefits

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Traditional life insurance policy benefits:
Traditional life insurance benefits	$24,451	$23,407	$74,205	$69,964
Increase in traditional life future policy benefits	10,791	9,991	29,557	29,819
Distributions to participating policyholders	4,193	4,760	13,253	14,738
Total	$39,435	$38,158	$117,015	$114,521

Traditional life insurance policy benefits increased 3.3% to $39.4 million in the third quarter of 2010 and increased 2.2% to $117.0 million for the nine-month period. These increases were primarily due to increased death benefits net of reserves released and an increase in volume of business in force, partially offset by reductions to our dividend scale on participating life business. For the nine-month period, these items were also partially offset by refinements to reserve estimates.
Traditional death benefits, net of reserves released, totaled $9.8 million for the third quarter and $29.1 million for the nine months ended September 30, 2010, compared to $8.8 million for the third quarter and $24.2 million for the nine months ended September 30, 2009. Traditional life insurance benefits can fluctuate from period to period primarily as a result of changes in mortality experience.
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

September 30, 2010

Underwriting, Acquisition and Insurance Expenses

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Underwriting, acquisition and insurance expenses:
Commission expense, net of deferrals	$3,397	$3,708	$10,447	$10,901
Amortization of deferred policy acquisition costs	10,350	18,452	58,299	99,705
Amortization of value of insurance in force acquired	387	785	1,551	2,178
Other underwriting, acquisition and insurance expenses, net of deferrals	19,469	20,946	56,907	59,273
Total	$33,603	$43,891	$127,204	$172,057

Underwriting, acquisition and insurance expenses decreased 23.4% to $33.6 million in the third quarter of 2010 and 26.1% to $127.2 million for the nine-month period. Amortization of deferred policy acquisition costs decreased primarily due to the net impact of operating adjustments as detailed under "Impact of Operating Adjustments on FBL Net Income." Amortization of deferred policy acquisition costs for the nine-month period also decreased due to the impact of surrender activity from the EquiTrust Life independent distribution channel, partially offset by the impact of separate account performance. Amortization of deferred policy acquisition costs on our EquiTrust Life distribution channel, excluding the impact of operating adjustments, totaled $32.2 million for the nine-month period in 2010 and $50.1 million for the 2009 period. Amortization of deferred policy acquisition in our variable lines increased $7.4 million for the nine-month period primarily due to the impact of separate account performance.

Other underwriting, acquisition and insurance expenses decreased 4.0% for the nine-month period in 2010 to $56.9 million primarily due to $1.7 million of one-time charges incurred in 2009 with the implementation of cost saving initiatives announced in the first quarter. The decrease for the third quarter is primarily driven by a change in the estimated annual incentive compensation in the third quarter of 2009.

Interest Expense

Interest expense totaled $6.1 million in the third quarters of 2010 and 2009. For the nine months ended September 30, 2010, interest expense decreased 4.3% to $18.3 million, primarily due to a decrease in our average debt outstanding. The average debt outstanding decreased to $371.1 million for the nine months ended September 30, 2010 from $386.0 million for the 2009 period due to the pay-off of our $60.0 million revolving line of credit borrowings in February 2009.

Income Taxes

Income taxes totaled $13.5 million in the third quarter of 2010 and $32.0 million for the nine months ended September 30, 2010, compared to $7.8 million in the third quarter of 2009 and $18.5 million for the nine months ended September 30, 2009. The effective tax rate was 33.6% for the third quarter of 2010 and 33.1% for the 2009 period. The effective tax rates differ from the federal statutory rate of 35% primarily due to the impact of tax-exempt interest and tax-exempt dividend income.

Equity Income, Net of Related Income Taxes

Equity income, net of related income taxes, totaled $2.0 million for the third quarter of 2010 and $4.3 million for the nine months ended September 30, 2010, compared to $0.1 million for third quarter of 2009 and $0.3 million for the nine months ended September 30, 2009. Equity income includes our proportionate share of gains and losses attributable to our ownership interest in partnerships, joint ventures and certain companies where we exhibit some control but have a minority ownership interest. Equity income increased during 2010 due to an investment in a limited partnership acquired late in the fourth quarter of 2009 and the sale of real estate by another limited partnership. Given the timing of availability of financial information from our equity investees, we will consistently use information that is as much as three months in arrears for certain of these entities. Several of these entities are investment companies whose operating results are derived primarily from unrealized and realized gains and losses generated by their investment portfolios. As is normal with these types of entities, the level of these gains and losses is subject to fluctuation from period to period depending on the prevailing economic environment, changes in prices of fixed maturity and equity securities held by the investment partnerships, timing and success of initial public offerings and other exit strategies, and the timing of the sale of investments held by the partnerships and joint ventures.

September 30, 2010

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

We analyze our segment results based on pre-tax operating income (loss). Accordingly, income taxes are not allocated to the segments. In addition, operating results are generally reported net of any transactions between the segments. Operating income (loss) for the periods ended September 30, 2010 and 2009 represents net income excluding the impact of realized gains and losses on investments and changes in net unrealized gains and losses on derivatives.

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

Reconciliation of Net Income to Pre-tax Operating Income

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income attributable to FBL Financial Group, Inc.	$28,677	$15,915	$69,021	$38,843
Net impact of operating income adjustments (1)	1,510	7,093	5,915	17,838
Income taxes on operating income	15,396	11,697	37,474	28,295
Pre-tax operating income	$45,583	$34,705	$112,410	$84,976

Pre-tax operating income (loss) by segment:
Traditional Annuity - Exclusive Distribution	$15,612	$12,614	$39,320	$27,614
Traditional Annuity - Independent Distribution	11,646	4,608	31,203	16,595
Traditional and Universal Life Insurance	12,366	16,678	43,015	51,006
Variable	8,835	6,173	10,222	8,106
Corporate and Other	(2,876)	(5,368)	(11,350)	(18,345)
	$45,583	$34,705	$112,410	$84,976

(1)	See "Net Income Attributable to FBL Financial Group, Inc." above for additional details on our operating income adjustments.

September 30, 2010

A discussion of our operating results, by segment, follows:

Traditional Annuity - Exclusive Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges and other	$159	$210	$441	$704
Net investment income	43,341	39,610	127,300	115,822
Derivative loss	(668)	(1,302)	(1,728)	(3,828)
	42,832	38,518	126,013	112,698
Benefits and expenses	27,220	25,904	86,693	85,084
Pre-tax operating income	$15,612	$12,614	$39,320	$27,614

Other data
Annuity premiums collected, direct	$76,161	$73,038	$236,836	$242,807
Policy liabilities and accruals, end of period			2,887,370	2,496,366

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.30%	6.18%
Weighted average interest crediting rate/index costs			3.67%	3.96%
Spread			2.63%	2.22%

Individual traditional annuity withdrawal rate			5.1%	4.1%

Pre-tax operating income for the Exclusive Annuity segment increased 23.8% in the third quarter of 2010 to $15.6 million and 42.4% in the nine months ended September 30, 2010 to $39.3 million, primarily due to increases in spreads earned and the volume of business in force. The average aggregate account value for annuity contracts in force in the Exclusive Annuity segment totaled $1,918.8 million for the nine months ended September 30, 2010 and $1,724.3 million for the 2009 period. In addition, we received advances on our funding agreement with the Federal Home Loan Bank (FHLB) totaling $210.5 million in the first and second quarters of 2010.

Benefits and expenses increased in the three and nine month periods ended September 30, 2010 primarily due to an increase in the volume of business in force and the impact of unlocking. Unlocking decreased amortization of deferred policy acquisition costs $0.8 million in the third quarter of 2010 and $3.5 million in the third quarter of 2009 due to changes in long-term spread assumptions. The increases in benefits and expenses were partially offset by decreases in amortization of deferred policy acquisition costs of $1.8 million for the quarter and $3.8 million for the nine-month period, due to changes in earned spreads and expected profits on the underlying business.
Premiums collected increased 4.3% for the three months ended September 30, 2010, but decreased 2.5% for the nine-month period. The amount of traditional annuity premiums collected is highly dependent upon the relationship between the current crediting rate and perceived security of our products compared to competing products.

The increase in the weighted average yield on cash and invested assets is primarily attributable to a decrease in the cost of our interest rate swap program which totaled $2.0 million for the nine months ended September 30, 2010 compared to $3.6 million for the 2009 period. See Note 3 to our consolidated financial statements for additional details on our interest rate swaps. The weighted average interest crediting rate decreased due to decreases in the interest crediting rates on a significant portion of our annuity portfolio in the second half of 2009 and in 2010.

September 30, 2010

Traditional Annuity - Independent Distribution Segment

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive and index product charges	$5,510	$10,444	$18,103	$56,301
Net investment income	99,051	99,600	293,166	306,752
Derivative income	9,538	(26,036)	32,254	(85,745)
	114,099	84,008	343,523	277,308
Benefits and expenses	102,453	79,400	312,320	260,713
Pre-tax operating income	$11,646	$4,608	$31,203	$16,595

Other data
Annuity premiums collected, independent channel
Fixed rate annuities	$16,150	$16,021	$58,804	$329,135
Index annuities	90,733	31,396	182,859	242,262
Annuity premiums collected, assumed	373	284	1,054	1,155
Policy liabilities and accruals, end of period			7,325,422	7,408,226

Individual deferred annuity spread:
Weighted average yield on cash and invested assets			6.04%	6.05%
Weighted average interest crediting rate/index cost			3.64%	4.06%
Spread			2.40%	1.99%

Individual traditional annuity withdrawal rate			7.6%	17.9%

Pre-tax operating income for the Independent Annuity segment increased 152.7% in the third quarter of 2010 to $11.6 million and 88.0% in the nine months ended September 30, 2010 to $31.2 million. These changes are primarily due to an increase in spreads earned and the impact of unlocking. The impact of these items was partially offset by the impact of surrender activity from the EquiTrust Life independent distribution channel.

The average aggregate account value for annuity contracts in force in the Independent Annuity segment decreased to $7,011.0 million for the nine months ended September 30, 2010 compared to $7,427.4 million for the 2009 period due to increased surrender activity from the EquiTrust Life independent distribution channel in 2009 and a reduction in coinsured business. The decreases in interest sensitive and index product charges are due to a reduction in surrender charges, which are reported net of MVAs. During the three months ended September 30, 2010, the decline in the U.S. Treasury yield resulted in an increase in the impact of MVA. This impact was largely offset through recognition of realized gains from the sales of fixed maturity securities, however, those gains are not included within operating earnings. See the "Impact of Recent Business Environment" and "Premium and Product Charges" sections above for discussion on the impact of MVAs on our direct fixed annuity products. The changes in derivative income are primarily due to increased proceeds from call option settlements and lower cost of money for call options as discussed under "Derivative Income" above.

Benefits and expenses for the 2010 periods increased primarily due to market appreciation of the indices backing the index annuities causing index credits to increase $28.3 million in the third quarter of 2010 and $93.2 million for the nine months ended September 30, 2010. These increases were partially offset by decreases in amortization of deferred policy acquisition costs and deferred sales inducements of $0.8 million during the third quarter of 2010 and $30.8 million for the nine months ended September 30, 2010. The reduction in amortization is primarily due to the impact of lower surrender activity and unlocking, partially offset by the impact of higher spreads. The impact of unlocking decreased amortization $3.1 million for the quarter and $7.2 million for the nine month period.

Premiums collected in the independent channel decreased 57.7% for the nine months ended September 30, 2010 compared to the 2009 period as a result of crediting rate and other actions taken to preserve capital. With the improvement in our capital position in 2010, we increased emphasis on growing our business from the independent distribution channel, which resulted in a 189.0% increase in index annuity premiums collected in the third quarter of 2010. The reduction in crediting rates, combined

September 30, 2010

with improved results from hedging activities, resulted in a decrease to our weighted average crediting rate/index cost and increase in spread. The weighted average yield decreased primarily due to investment repositioning actions to increase the amount of liquidity in the portfolio, which included assets earning lower yields.

Traditional and Universal Life Insurance Segment

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,171	$12,943	$34,004	$37,553
Traditional life insurance premiums and other income	38,756	37,849	121,028	116,805
Net investment income	33,478	35,542	99,695	107,162
	83,405	86,334	254,727	261,520
Benefits and expenses	71,039	69,656	211,712	210,514
Pre-tax operating income	$12,366	$16,678	$43,015	$51,006

Other data
Life premiums collected, net of reinsurance	$52,689	$51,742	$160,243	$158,258
Policy liabilities and accruals, end of period			2,100,431	2,258,344
Direct life insurance in force, end of period (in millions)			40,549	37,704

Interest sensitive life insurance spread:
Weighted average yield on cash and invested assets			6.63%	6.67%
Weighted average interest crediting rate			4.27%	4.37%
Spread			2.36%	2.30%

Pre-tax operating income for the Traditional and Universal Life Insurance segment decreased 25.9% in the third quarter of 2010 to $12.4 million and 15.7% to $43.0 million for the nine months ended September 30, 2010. The decreases in the third quarter and the nine months ended September 30, 2010 are attributable to the impact of the sale of a block of coinsurance business during the fourth quarter of 2009, an increase in expenses allocated from the Variable segment and increased mortality experience on our direct business, partially offset by an increase in our direct traditional and universal life insurance in force. The nine-month period was also impacted by refinements made to certain reserve estimates, which decreased benefits and expenses $4.6 million in the second quarter of 2010.

The coinsurance block of business sold during the fourth quarter of 2009 contributed approximately $1.7 million in pre-tax income in the third quarter of 2009 and $5.2 million for the nine-month period. Excluding the impact of our coinsurance business, other underwriting expenses increased $2.0 million for the third quarter and $5.5 million for the nine-month period primarily due to an increase in expenses allocated from the Variable segment. Death benefits incurred on our direct business, after the impact of reserves released increased $1.3 million for the third quarter of 2010 and $6.6 million for nine-month period.

Policy liabilities and accruals decreased primarily due to the sale of the coinsured block of traditional and universal life products. Excluding the impact of reinsurance, our direct traditional and universal life insurance in force increased 7.5% to $40,549.3 million.

The increase in spreads is primarily due to decreases in the weighted average interest crediting rate due to rate changes on our universal life products in 2009 and 2010. The decrease in the weighted average yield on cash and invested assets is primarily due to a reduction in investment income from changes in the net discount accretion on mortgage and asset-backed securities and the impact of market investment rates being lower than our portfolio yield.

September 30, 2010

Variable Segment

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating income
Operating revenues:
Interest sensitive product charges	$11,549	$11,313	$36,275	$34,713
Net investment income	4,167	3,924	12,293	11,900
Other income	881	466	2,167	1,581
	16,597	15,703	50,735	48,194
Benefits and expenses	7,762	9,530	40,513	40,088
Pre-tax operating income	$8,835	$6,173	$10,222	$8,106

Other data
Variable premiums collected, net of reinsurance	$21,576	$26,809	$82,913	$76,778
Policy liabilities and accruals, end of period			281,895	259,638
Separate account assets, end of period			705,156	677,142
Direct life insurance in force, end of period (in millions)			7,078	7,427

Pre-tax operating income for the Variable segment increased 43.1% to $8.8 million in the third quarter of 2010 and 26.1% to $10.2 million for the nine months ended September 30, 2010. The increases are primarily due to a reduction in expenses allocated to the segment and the impact of unlocking, partially offset by the impact of market performance on amortization of deferred policy acquisition costs. In addition, for the nine-month period, mortality experience improved $1.9 million due to fewer death claims and mortality and expense fee income increased $1.1 million due to growth in separate account assets.

Other underwriting expenses decreased $2.0 million in the third quarter of 2010 and $5.4 million for the nine-month period due to the impact of cost saving initiatives in 2009 and changes in expense allocations between segments. The impact of unlocking decreased amortization of deferred policy acquisition costs $1.7 million in the third quarter of 2010 and $1.2 million for the nine-month period, primarily due to updating mortality assumptions. Excluding the impact of unlocking, amortization of deferred policy acquisition costs increased $1.2 million for the third quarter and $7.6 million for the nine-month period, primarily due to the impact of separate account performance.

Variable premiums tend to vary with the volatility, performance of and confidence level in the equity markets as well as crediting and interest rates on competing products, including fixed rate annuities and bank-offered certificates of deposit. During the second quarter of 2010, we discontinued underwriting new sales of variable products and are currently in the process of terminating new sales with our variable alliance partners. We continued to receive premiums during the third quarter from sales that occurred prior to this change. During the second quarter of 2010, we began selling through our Farm Bureau Life distribution channel, variable products underwritten by a large well-known insurance company with variable product expertise. We earn fees from the sale of brokered products, a portion of which is passed on to the agents as commissions for the underlying sales. Revenues and expenses related to the brokered business are reported in other income and other expenses. The decision to discontinue underwriting variable products was made because we lack the scale necessary to generate acceptable returns and be competitive in this product line over time. The existing in force business remains on our books and we will continue to administer this business.

September 30, 2010

Corporate and Other Segment

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pre-tax operating loss
Operating revenues:
Net investment income	$1,937	$1,492	$7,517	$5,373
Derivative loss	(498)	(414)	(1,536)	(1,275)
Other income	2,645	3,849	8,067	11,853
	4,084	4,927	14,048	15,951
Interest expense	6,099	6,116	18,334	19,164
Benefits and other expenses	3,895	4,428	13,692	15,720
	(5,910)	(5,617)	(17,978)	(18,933)
Noncontrolling interest	26	33	79	125
Equity income, before tax	3,008	216	6,549	463
Pre-tax operating loss	$(2,876)	$(5,368)	$(11,350)	$(18,345)

Pre-tax operating loss decreased 46.4% to $2.9 million in the third quarter of 2010 and 38.1% to $11.4 million for the nine months ended September 30, 2010. These changes are primarily due to an increase in equity income and net investment income, partially offset by the impact of a reduction in leasing activities.

The changes in equity income are discussed in the "Equity Income" section above. Net investment income increased primarily due to the impact of being more fully invested during the 2010 periods. Interest expense decreased in the nine months ended September 30, 2010 due to a decrease in our average debt outstanding in the first quarter of 2009 as discussed in the "Interest Expense" section above.

Financial Condition

Investments

Our investment portfolio increased 12.8% to $13,139.4 million at September 30, 2010 compared to $11,653.0 million at December 31, 2009. The portfolio increased due to positive cash flows from operating and financing activities which included the issuance of funding agreements to the FHLB of $310.5 during 2010. The primary driver of the increase, however, was a $946.2 million increase in the fair market value of fixed maturity securities during 2010 to a net unrealized gain of $472.1 million at September 30, 2010. This increase is principally due to the decline in market yields since the beginning of the year. Credit spreads generally narrowed again during the third quarter as investor demand was strong across the fixed-income sector. Continued decline in U.S. Treasury yields also put downward pressure on market yields. Moderately wide credit spreads in certain sectors continue to impact our investment portfolio. Additional details regarding securities in an unrealized loss position at September 30, 2010 are included in the discussion that follows and in Note 2 to our consolidated financial statements. Details regarding investment impairments are discussed above in the "Realized Gains (Losses) on Investments" section under "Results of Operations."

We manage our investment portfolio with a strategy designed to achieve superior risk-adjusted returns consistent with the investment philosophy of maintaining a largely investment grade portfolio and providing adequate liquidity for obligations to policyholders and other requirements. The Company's investment policy calls for investing almost exclusively in fixed maturities that are investment grade and meet our quality and yield objectives. We generally prefer to invest in securities with intermediate maturities because they more closely match the intermediate nature of our policy liabilities. We believe this strategy is appropriate for managing our cash flows.

September 30, 2010

Fixed Maturity Acquisitions Selected Information

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands)
Cost of acquisitions:
Corporate investment grade	$446,898	$358,580
Mortgage and asset-backed	422,187	525,832
United States Government and agencies	—	82,955
Tax-exempt municipals	—	18,188
Taxable municipals	198,873	238,180
Total	$1,067,958	$1,223,735
Effective annual yield	4.65%	5.86%
Credit quality
NAIC 1 designation	78.6%	85.5%
NAIC 2 designation	21.4%	14.5%
Weighted-average life in years	11.7	9.3
The table above summarizes selected information for fixed maturity purchases. The effective annual yield shown is the yield calculated to the "worst-call date." For noncallable bonds, the worst-call date is always the maturity date. For callable bonds, the worst-call date is the call or maturity date that produces the lowest yield. The weighted-average maturity is calculated using scheduled pay-downs and expected prepayments for amortizing securities. For non-amortizing securities, the weighted-average maturity is equal to the stated maturity date.

A portion of the securities acquired during the nine months ended September 30, 2010, were acquired with the proceeds from advances on our funding agreements with the FHLB. The securities acquired to support these funding agreements often carry a lower average yield than securities acquired to support our other insurance products, due to the relatively low interest rate paid on those advances. The average yield of the securities acquired, excluding the securities supporting these funding agreements, was 5.38% during the nine month period ended September 30, 2010.

Investment Portfolio Summary

	September 30, 2010		December 31, 2009
	Carrying Value	Percent	Carrying Value	Percent
	(Dollars in thousands)
Fixed maturities - available for sale:
Public	$9,014,232	68.7%	$8,103,381	69.6%
144A private placement	1,762,353	13.4	1,291,840	11.1
Private placement	545,980	4.2	469,380	4.0
Total fixed maturities - available for sale	11,322,565	86.3	9,864,601	84.7
Equity securities	77,331	0.6	60,154	0.5
Mortgage loans on real estate	1,269,829	9.6	1,293,936	11.1
Derivative instruments	44,720	0.3	44,023	0.4
Real estate	16,114	0.1	16,563	0.1
Policy loans	170,045	1.3	168,736	1.5
Other long-term investments	139	—	1,882	—
Short-term investments	238,692	1.8	203,142	1.7
Total investments	$13,139,435	100.0%	$11,653,037	100.0%

As of September 30, 2010, 94.8% (based on carrying value) of the available-for-sale fixed maturity securities were investment grade debt securities, defined as being in the highest two National Association of Insurance Commissioners (NAIC) designations. Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. We regularly review the percentage of our portfolio that is invested in non-investment grade debt securities (NAIC designations 3 through 6). As of September 30, 2010, the investment in non-investment grade debt was

September 30, 2010

5.2% of available-for-sale fixed maturity securities. At that time, no single non-investment grade holding exceeded 0.2% of total investments.

Credit Quality by NAIC Designation and Equivalent Rating

		September 30, 2010		December 31, 2009
NAIC Designation	Equivalent Rating (1)	Carrying Value	Percent	Carrying Value	Percent
		(Dollars in thousands)
1	AAA, AA, A	$6,997,214	61.8%	$5,915,387	60.0%
2	BBB	3,741,577	33.0	3,397,424	34.4
	Total investment grade	10,738,791	94.8	9,312,811	94.4
3	BB	426,008	3.7	402,047	4.1
4	B	86,974	0.8	86,311	0.9
5	CCC	42,106	0.4	30,451	0.3
6	In or near default	28,686	0.3	32,981	0.3
	Total below investment grade	583,774	5.2	551,790	5.6
	Total fixed maturities - available for sale	$11,322,565	100.0%	$9,864,601	100.0%

(1)
Equivalent ratings are generally based on those provided by nationally recognized rating agencies with some exceptions for certain residential mortgage and asset-backed securities where they are based on the expected loss of the security rather than the probability of default.

Gross Unrealized Gains and Gross Unrealized Losses by Internal Industry Classification

	September 30, 2010
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$456,702	$396,052	$40,552	$60,650	$(8,030)
Capital goods	350,442	327,712	36,950	22,730	(7,627)
Communications	239,198	239,198	23,699	—	—
Consumer cyclical	320,701	287,789	30,124	32,912	(2,825)
Consumer noncyclical	469,368	467,046	56,729	2,322	(26)
Energy	698,314	619,721	67,448	78,593	(4,543)
Finance	1,608,929	1,195,301	85,668	413,628	(50,533)
Transportation	187,338	187,303	22,122	35	(5)
Utilities	1,309,378	1,253,056	151,651	56,322	(2,383)
Other	147,705	136,198	15,495	11,507	(1,705)
Total corporate securities	5,788,075	5,109,376	530,438	678,699	(77,677)
Collateralized debt obligation	3,037	3,037	—	—	—
Mortgage and asset-backed securities	3,163,702	2,274,356	142,629	889,346	(178,630)
United States Government and agencies	147,386	147,386	20,335	—	—
State, municipal and other governments	2,220,365	1,684,857	88,218	535,508	(53,179)
Total	$11,322,565	$9,219,012	$781,620	$2,103,553	$(309,486)

September 30, 2010

	December 31, 2009
	Total Carrying Value	Carrying Value of Securities with Gross Unrealized Gains	Gross Unrealized Gains	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Corporate securities:
Basic industrial	$406,541	$270,886	$19,254	$135,655	$(20,000)
Capital goods	320,176	256,139	16,844	64,037	(7,902)
Communications	190,423	164,464	9,739	25,959	(1,241)
Consumer cyclical	309,927	249,996	13,793	59,931	(9,512)
Consumer noncyclical	388,805	355,954	21,727	32,851	(954)
Energy	571,587	379,842	25,998	191,745	(11,407)
Finance	1,410,391	435,019	17,674	990,021	(152,519)
Transportation	166,789	115,727	7,256	51,062	(3,037)
Utilities	1,169,778	859,918	54,533	309,860	(17,389)
Other	145,517	120,041	8,763	25,476	(2,962)
Total corporate securities	5,079,934	3,207,986	195,581	1,886,597	(226,923)
Collateralized debt obligations	27,541	—	—	12,892	(14,649)
Mortgage and asset-backed securities	2,726,406	1,274,361	43,043	1,452,045	(326,207)
United States Government and agencies	139,467	61,255	4,620	78,212	(2,543)
State, municipal and other governments	1,891,253	351,067	8,509	1,540,186	(155,500)
Total	$9,864,601	$4,894,669	$251,753	$4,969,932	$(725,822)

Credit Quality of Available-for-Sale Fixed Maturity Securities with Unrealized Losses

		September 30, 2010
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,281,301	60.9%	$(142,284)	46.0%
2	BBB	494,023	23.5	(68,394)	22.1
	Total investment grade	1,775,324	84.4	(210,678)	68.1
3	BB	202,786	9.6	(29,180)	9.4
4	B	61,820	2.9	(22,756)	7.4
5	CCC	35,970	1.7	(24,310)	7.8
6	In or near default	27,653	1.4	(22,562)	7.3
	Total below investment grade	328,229	15.6	(98,808)	31.9
	Total	$2,103,553	100.0%	$(309,486)	100.0%

September 30, 2010

		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value of Securities with Gross Unrealized Losses	Percent of Total	Gross Unrealized Losses	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$3,189,335	64.2%	$(355,516)	49.0%
2	BBB	1,335,973	26.9	(180,763)	24.9
	Total investment grade	4,525,308	91.1	(536,279)	73.9
3	BB	315,603	6.3	(56,456)	7.8
4	B	78,226	1.6	(55,791)	7.7
5	CCC	27,357	0.5	(42,419)	5.8
6	In or near default	23,438	0.5	(34,877)	4.8
	Total below investment grade	444,624	8.9	(189,543)	26.1
	Total	$4,969,932	100.0%	$(725,822)	100.0%

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Length of Time

	September 30, 2010
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	8	$8,000	$28,249	$(3,680)	$(427)
Greater than three months to six months	3	—	19,154	—	(769)
Greater than six months to nine months	2	—	2,991	—	(238)
Greater than nine months to twelve months	2	—	16,211	—	(1,443)
Greater than twelve months	242	320,136	2,018,298	(136,842)	(166,087)
Total		$328,136	$2,084,903	$(140,522)	$(168,964)

	December 31, 2009
		Amortized Cost		Gross Unrealized Losses
	Number of Issuers	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost	Market Value is Less than 75% of Cost	Market Value is 75% or Greater than Cost
	(Dollars in thousands)
Three months or less	188	$—	$1,166,486	$—	$(30,057)
Greater than three months to six months	4	42	9,906	(15)	(421)
Greater than six months to nine months	13	16,958	36,174	(9,226)	(3,236)
Greater than nine months to twelve months	12	17,539	24,675	(6,960)	(1,552)
Greater than twelve months	463	844,621	3,579,353	(350,096)	(324,259)
Total		$879,160	$4,816,594	$(366,297)	$(359,525)

September 30, 2010

Available-For-Sale Fixed Maturity Securities with Unrealized Losses by Maturity Date

	September 30, 2010		December 31, 2009
	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses	Carrying Value of Securities with Gross Unrealized Losses	Gross Unrealized Losses
	(Dollars in thousands)
Due in one year or less	$154	$(35)	$1,876	$(116)
Due after one year through five years	92,884	(10,495)	241,292	(19,491)
Due after five years through ten years	154,097	(12,712)	852,567	(92,816)
Due after ten years	967,072	(107,614)	2,422,152	(287,192)
	1,214,207	(130,856)	3,517,887	(399,615)
Mortgage and asset-backed	889,346	(178,630)	1,452,045	(326,207)
Total	$2,103,553	$(309,486)	$4,969,932	$(725,822)

At September 30, 2010, unrealized losses on available-for-sale fixed maturity securities totaled $309.5 million primarily due to $178.6 million in unrealized losses on mortgage and asset-backed securities. See Note 2 to our consolidated financial statements for additional analysis of these unrealized losses.

Mortgage and Asset-Backed Securities

Mortgage and other asset-backed securities comprised 27.9% at September 30, 2010 and 27.6% at December 31, 2009 of our total available-for-sale fixed maturity securities. These securities are purchased when we believe these types of investments provide superior risk-adjusted returns compared to returns of more conventional investments such as corporate bonds and mortgage loans. These securities are diversified as to collateral types, cash flow characteristics and maturity.

Mortgage and Asset-Backed Securities by Type

	September 30, 2010
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,230,197	$1,243,272	$1,213,326	10.7%
Pass-through	206,007	199,774	215,340	1.9
Planned and targeted amortization class	466,246	470,370	469,901	4.2
Other	38,658	38,753	35,711	0.3
Total residential mortgage-backed securities	1,941,108	1,952,169	1,934,278	17.1
Commercial mortgage-backed securities	766,612	788,836	800,215	7.0
Other asset-backed securities	491,983	593,299	429,209	3.8
Total	$3,199,703	$3,334,304	$3,163,702	27.9%

	December 31, 2009
	Amortized Cost	Par Value	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)
Residential mortgage-backed securities:
Sequential	$1,236,102	$1,252,293	$1,148,038	11.6%
Pass-through	258,509	250,964	263,175	2.7
Planned and targeted amortization class	459,004	461,935	429,309	4.4
Other	39,471	39,569	32,888	0.3
Total residential mortgage-backed securities	1,993,086	2,004,761	1,873,410	19.0
Commercial mortgage-backed securities	785,729	810,995	720,123	7.3
Other asset-backed securities	230,755	290,104	132,873	1.3
Total	$3,009,570	$3,105,860	$2,726,406	27.6%

September 30, 2010

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

The other asset-backed securities are backed by both residential and non-residential collateral. The collateral for residential asset-backed securities primarily consists of second lien fixed-rate home equity loans. The cash flows of these securities are less subject to prepayment risk than residential mortgage-backed securities as the borrowers are less likely to refinance than those with only a first lien mortgage. The collateral for non-residential asset-backed securities primarily includes securities backed by credit card receivables, auto dealer receivables, auto installment loans, aircraft leases, middle market business loans, timeshare receivables and trade and account receivables. These securities are high quality, short-duration assets with limited cash flow variability.

Our direct exposure to the Alt-A home equity and subprime first-lien sectors is limited to investments in structured securities collateralized by senior tranches of residential mortgage loans with this exposure. We also have a partnership interest in an investment grade securities fund that owns securities backed by Alt-A home equity, subprime first-lien and adjustable rate mortgage collateral. The fund is reported as securities and indebtedness of related parties in our consolidated balances sheets with a fair value of $28.6 million at September 30, 2010 and $25.0 million at December 31, 2009. We do not own any direct investments in subprime lenders or adjustable rate mortgages.

Mortgage and Asset-Backed Securities by Collateral Type

	September 30, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Percent of Fixed Maturities	Amortized Cost	Carrying Value	Percent of Fixed Maturities
	(Dollars in thousands)			(Dollars in thousands)
Government agency	$677,445	$725,936	6.4%	$687,079	$707,166	7.2%
Prime	889,156	870,550	7.7	937,677	862,870	8.6
Alt-A	511,496	433,953	3.8	521,911	390,352	4.0
Subprime	30,120	21,867	0.2	30,119	20,383	0.2
Commercial mortgage	766,612	800,215	7.0	785,729	720,123	7.3
Non-mortgage	324,874	311,181	2.8	47,055	25,512	0.3
Total	$3,199,703	$3,163,702	27.9%	$3,009,570	$2,726,406	27.6%

The mortgage and asset-backed securities can be summarized into three broad categories: residential, commercial and other asset-backed securities.

Residential Mortgage-Backed Securities by Collateral Type and Origination Year

	September 30, 2010
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$75,623	$78,000	$14,508	$14,502	$90,131	$92,502
2009	152,963	158,446	—	—	152,963	158,446
2008	118,941	129,614	—	—	118,941	129,614
2007	68,784	70,877	58,042	39,035	126,826	109,912
2006	81,789	76,681	22,086	12,977	103,875	89,658
2005 and prior	1,047,577	1,072,404	300,795	281,742	1,348,372	1,354,146
Total	$1,545,677	$1,586,022	$395,431	$348,256	$1,941,108	$1,934,278

September 30, 2010

	December 31, 2009
	Government & Prime		Alt-A		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$185,339	$185,850	$—	$—	$185,339	$185,850
2008	127,442	132,204	—	—	127,442	132,204
2007	71,256	67,363	58,958	33,113	130,214	100,476
2006	84,822	72,193	22,445	11,861	107,267	84,054
2005	61,246	61,404	—	—	61,246	61,404
2004 and prior	1,072,170	1,041,311	309,408	268,111	1,381,578	1,309,422
Total	$1,602,275	$1,560,325	$390,811	$313,085	$1,993,086	$1,873,410

(1)
Insurance on 2006 Alt-A issues is provided by MBIA Insurance Corporation (79% in 2010 and 78% in 2009). Insurance on 2007 Alt-A issues is provided by Assured Guaranty Ltd. (32% in 2010 and 33% in 2009) and MBIA Insurance Corporation (26% in 2010 and 2009). There is no insurance coverage on Government & Prime investments or Alt-A investments with collateral originating prior to 2006 or after 2007.

Residential Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$1,852,343	95.8%	$1,770,168	94.5%
2	BBB	73,471	3.8	70,876	3.8
3	BB	8,464	0.4	28,887	1.5
4	B	—	—	3,479	0.2
	Total	$1,934,278	100.0%	$1,873,410	100.0%

Commercial Mortgage-Backed Securities by Origination Year

	September 30, 2010		December 31, 2009
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$11,087	$11,261	$—	$—
2009	41,210	49,909	40,757	41,767
2008	182,680	216,438	182,221	189,445
2007	184,875	174,737	184,515	148,342
2006	136,077	132,989	143,982	116,570
2005 and prior	210,683	214,881	234,254	223,999
Total	$766,612	$800,215	$785,729	$720,123

September 30, 2010

Commercial Mortgage-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2010		December 31, 2009
NAIC Designation	Equivalent Rating	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	GNMA	$328,040	41.0%	$338,438	47.0%
1	FNMA	17,040	2.1	15,786	2.2
1	AAA, AA, A
	Generic	97,632	12.2	68,076	9.5
	Super Senior	206,404	25.8	179,361	24.9
	Mezzanine	34,881	4.4	27,833	3.9
	Junior	87,373	10.9	78,821	10.9
	Total AAA, AA, A	426,290	53.3	354,091	49.2
2	BBB	17,157	2.1	3,985	0.5
3	BB	—	—	—	—
4	B	11,024	1.4	7,434	1.0
5	CCC	291	—	—	—
6	In or near default	373	0.1	389	0.2
	Total	$800,215	100.0%	$720,123	100.0%

Government National Mortgage Association (GNMA) guarantees principal and interest on mortgage backed securities. The guarantee is backed by the full faith and credit of the United States Government. The Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Association (FHLMC) are government-sponsored enterprises (GSEs) that were chartered by Congress to reduce borrowing costs for certain homeowners. GSEs have carried an implicit backing of the United States Government but do not have explicit guarantees like GNMA. The Housing and Economic Recovery act of 2008 allows the government to expand its line of credit to $200 billion each for FNMA and FHLMC. Late in 2009, the Treasury revised these caps to expand as needed to cover losses over the next three years. The revision was intended to show support for these firms throughout the housing crisis by the U.S. Treasury.

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

Other Asset-Backed Securities by Collateral Type and Origination Year

	September 30, 2010
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2010	$—	$—	$—	$—	$—	$—	$132,259	$133,498	$132,259	$133,498
2009	—	—	—	—	—	—	51,095	51,524	51,095	51,524
2007	9,978	3,636	15,965	8,385	—	—	52,560	53,073	78,503	65,094
2006	8,633	4,387	70,446	50,505	—	—	35,806	36,432	114,885	91,324
2005 and prior	2,313	2,441	29,654	26,807	30,120	21,867	53,154	36,654	115,241	87,769
Total	$20,924	$10,464	$116,065	$85,697	$30,120	$21,867	$324,874	$311,181	$491,983	$429,209

September 30, 2010

	December 31, 2009
	Government & Prime		Alt-A		Subprime		Non-Mortgage		Total
	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost (1)	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Dollars in thousands)
2009	$—	$—	$—	$—	$—	$—	$4,999	$4,983	$4,999	$4,983
2007	9,982	2,596	18,853	7,979	—	—	7,065	5,999	35,900	16,574
2006	9,748	4,322	77,612	42,621	—	—	—	—	87,360	46,943
2005	—	—	23,845	20,376	30,119	20,383	8,831	100	62,795	40,859
2004 and prior	2,751	2,793	10,790	6,291	—	—	26,160	14,430	39,701	23,514
Total	$22,481	$9,711	$131,100	$77,267	$30,119	$20,383	$47,055	$25,512	$230,755	$132,873

(1)
Insurance on 2006 Alt-A issues is provided by Financial Guaranty Insurance Co. (FGIC) (42% in 2010 and 44% in 2009) and Ambac Assurance Corporation (Ambac) (28% in 2010 and 30% in 2009). Insurance on 2007 Alt-A issues is provided by Ambac (45% in 2010 and 53% in 2009), MBIA Insurance Corporation (31% in 2010 and 27% in 2009) and FGIC (23% in 2010 and 21% in 2009). The 2006 and 2007 Government & Prime issues are 100% insured by Ambac (2006 issues) and MBIA Insurance Corporation (2007 issues). There is no insurance coverage on other asset-backed securities with subprime or non-mortgage collateral or collateral originating prior to 2006 or after 2007.

Other Asset-Backed Securities by NAIC Designation and Equivalent Rating

		September 30, 2010		December 31, 2009
NAIC Designation	Equivalent Ratings	Carrying Value	Percent of Total	Carrying Value	Percent of Total
		(Dollars in thousands)
1	AAA, AA, A	$410,096	95.5%	$108,737	81.8%
2	BBB	8,024	1.9	7,199	5.4
3	BB	241	0.1	457	0.3
4	B	4,675	1.1	8,557	6.5
5	CCC	4,863	1.1	7,050	5.3
6	In or near default	1,310	0.3	873	0.7
	Total	$429,209	100.0%	$132,873	100.0%

The mortgage and asset-backed portfolios include securities wrapped by monoline bond insurers to provide additional credit enhancement for the investment. We believe these securities were underwritten at investment grade levels excluding any credit enhancing protection. At September 30, 2010, the fair value of our insured mortgage and asset-backed holdings totaled $98.9 million, or 3.1% of our mortgage and asset-backed portfolios and 0.9% of our total fixed income portfolio.

During 2009, FGIC was downgraded by rating agencies and in November of 2009 was ordered to stop making payments. In March 2010, the Wisconsin Insurance Commissioner placed a temporary moratorium on payments for Ambac wrapped residential mortgage-backed securities. Securities with existing or expected cash flow concerns that are wrapped by FGIC or Ambac have been other-than-temporarily impaired. We do not consider the investments wrapped by other monoline bond insurers to be other-than-temporarily impaired at September 30, 2010 because we do not have reason to believe that those guarantees, if needed, will not be honored. We do not directly own any fixed income or equity investments in monoline bond insurers.

September 30, 2010

Residential Mortgage-Backed Securities and Other Asset-Backed Securities by Insurance

		September 30, 2010			December 31, 2009
	Insurers' S&P Rating (1)	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value	Residential Mortgage- Backed	Other Asset- Backed	Total Carrying Value
Insured:		(Dollars in thousands)
Ambac	NR (2)	$—	$18,574	$18,574	$—	$16,674	$16,674
Assured Guaranty Ltd.	AAA	15,224	—	15,224	9,569	—	9,569
FGIC	NR (2)	—	36,456	36,456	—	24,184	24,184
MBIA Insurance Corporation	BB+	15,383	13,216	28,599	14,192	11,104	25,296
Total with insurance		30,607	68,246	98,853	23,761	51,962	75,723
Uninsured:
GNMA		260,783	—	260,783	306,021	—	306,021
FHLMC		284,864	2,410	287,274	251,499	2,751	254,250
FNMA		177,834	31	177,865	146,835	41	146,876
Other		1,180,190	358,522	1,538,712	1,145,294	78,119	1,223,413
Total		$1,934,278	$429,209	$2,363,487	$1,873,410	$132,873	$2,006,283

(1)	Rating in effect as of September 30, 2010.
(2)	No formal published rating.

Collateralized Debt Obligations

We held one collateralized debt obligation investment at September 30, 2010, which is backed by credit default swaps with no home equity exposure. As discussed in Note 1, we began reporting this security at fair value with changes in market value reflected as derivative income or loss within the consolidated statements of operations in accordance with an accounting change adopted in the third quarter of 2010.

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

Equity Securities

Equity securities totaled $77.3 million at September 30, 2010 and $60.2 million at December 31, 2009. Gross unrealized gains totaled $3.5 million and gross unrealized losses totaled $1.9 million at September 30, 2010. At December 31, 2009, gross unrealized gains totaled $2.5 million and gross unrealized losses totaled $4.7 million on these securities. The unrealized losses are primarily attributable to nonredeemable perpetual preferred securities from issuers in the financial sector. See Note 2 to our consolidated financial statements for further discussion regarding our analysis of unrealized losses related to these securities.

Mortgage Loans

Mortgage loans totaled $1,269.8 million at September 30, 2010 and $1,293.9 million at December 31, 2009. Our mortgage loans are diversified as to property type, location and loan size, and are collateralized by the related properties. There was one mortgage more than 60 days delinquent as of September 30, 2010 with a carrying value of $1.9 million and one delinquent mortgage loan as of December 31, 2009 with a carrying value of $1.5 million. The total number of commercial mortgage loans outstanding was 329 at September 30, 2010 and 332 at December 31, 2009. Our mortgage lending policies establish limits on the amount that can be loaned to one borrower and require diversification by geographic location and collateral type. The majority of our mortgage loans amortize principal, with 6.7% that are interest only loans at September 30, 2010. The average

September 30, 2010

loan-to-value of the current outstanding principal balance to the appraised value at origination was 56.0% and the weighted average debt service coverage ratio was approximately 1.5 based on the results of our 2009 annual study.

Mortgage Loans by Collateral Type

	September 30, 2010		December 31, 2009
Collateral Type	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Retail	$445,728	35.0%	$449,159	34.7%
Industrial	388,357	30.6	402,239	31.1
Office	404,622	31.9	410,723	31.7
Other	31,122	2.5	31,815	2.5
Total	$1,269,829	100.0%	$1,293,936	100.0%

Mortgage Loans by Geographic Location within the United States

	September 30, 2010		December 31, 2009
Region of the United States	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
South Atlantic	$334,935	26.3%	$331,441	25.6%
East North Central	242,155	19.1	247,298	19.1
Pacific	237,874	18.7	243,966	18.9
West North Central	158,505	12.5	165,468	12.8
Mountain	118,007	9.3	117,267	9.1
West South Central	62,458	4.9	65,297	5.0
Other	115,895	9.2	123,199	9.5
Total	$1,269,829	100.0%	$1,293,936	100.0%

Mortgage Loans by Loan-to-Value Ratio (1)

	September 30, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
0% - 50%	$389,106	30.6%	$378,082	29.2%
50% - 60%	312,696	24.6	303,357	23.5
60% - 70%	437,311	34.5	453,170	35.0
70% - 80%	117,976	9.3	130,258	10.1
80% - 90%	12,740	1.0	23,835	1.8
90% - 100%	—	—	5,234	0.4
Total	$1,269,829	100.0%	$1,293,936	100.0%

(1)	Loan-to-Value Ratio at origination

September 30, 2010

Mortgage Loans by Year of Origination

	September 30, 2010		December 31, 2009
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
2010	$37,475	3.0%	$—	—%
2008	198,288	15.6	201,714	15.6
2007	273,317	21.5	284,327	22.0
2006	181,289	14.3	188,007	14.5
2005 and prior	579,460	45.6	619,888	47.9
Total	$1,269,829	100.0%	$1,293,936	100.0%

Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to contractual terms of the loan agreement. At September 30, 2010, we held a valuation allowance totaling $1.7 million for two impaired loans and at December 31, 2009, we held a valuation allowance totaling $0.7 million for two impaired loans.

Derivative Instruments

Derivative instruments totaling $44.7 million at September 30, 2010 and $44.0 million at December 31, 2009 consist primarily of call options supporting our index annuity business net of collateral received from counterparties.

Asset-Liability Management

Our asset-liability management program includes (i) designing and developing products that encourage persistency and help ensure targeted spreads are earned and, as a result, create a stable liability structure, and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of our insurance liabilities. The weighted average life of the fixed maturity and mortgage loan portfolio based on market values and excluding convertible bonds, was approximately 8.5 years at September 30, 2010 and 9.3 years at December 31, 2009. The effective duration of the fixed maturity and mortgage loan portfolios backing our annuity products was 5.8 at September 30, 2010 and 6.4 at December 31, 2009. The effective duration of our annuity liabilities was approximately 6.4 at September 30, 2010 December 31, 2009.

Other Assets

Deferred policy acquisition costs decreased 37.3% to $690.9 million and deferred sales inducements decreased 40.0% to $216.0 million at September 30, 2010 primarily due to the impact of the change in unrealized appreciation/depreciation on fixed maturity securities. The impact of unrealized appreciation/depreciation on fixed maturity securities decreased deferred policy acquisition costs $227.1 million at September 30, 2010 compared to an increase of $196.1 million at December 31, 2009, and decreased deferred sales inducements $57.0 million at September 30, 2010 compared to an increase of $96.0 million at December 31, 2009. Other assets increased 60.3% to $54.3 million primarily due to increases in receivables for securities sold and receivables for certain reinsurance contracts.

Liabilities

Policy liabilities and accruals increased 3.8% to $11,959.5 million at September 30, 2010 primarily due to an increase in the volume of Farm Bureau Life's interest sensitive business in force. Our deferred income tax liability increased 453.5% to $152.2 million primarily due to the change in unrealized appreciation/depreciation on fixed maturity securities. Other liabilities increased 113.3% to $186.2 million primarily due to increases in payables for securities purchased.

Stockholders' Equity

FBL Financial Group, Inc. stockholders' equity increased 34.4% to $1,170.4 million at September 30, 2010, compared to $871.2 million at December 31, 2009, primarily due to the change in the unrealized appreciation/depreciation on fixed maturity securities and net income for the period.

At September 30, 2010, FBL's common stockholders' equity was $1,167.4 million, or $37.82 per share, compared to $868.2

September 30, 2010

million or $28.49 per share at December 31, 2009. Included in stockholders' equity per common share is $3.77 at September 30, 2010 and ($3.89) at December 31, 2009 attributable to accumulated other comprehensive income (loss).

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2010, our operating activities generated cash flows totaling $373.2 million. This is primarily due to net income of $68.9 million adjusted for non-cash operating revenues and expenses netting to $304.3 million. We used cash of $473.3 million in our investing activities during the 2010 period. The primary uses were $1,139.9 million of investment acquisitions, mostly in fixed maturity securities, partially offset by $669.5 million in sales, maturities or the repayment of investments. Our financing activities provided cash of $143.7 million during the 2010 period. The primary sources were $991.1 million in receipts from interest sensitive and index products credited to policyholder account balances, partially offset by $844.8 million for return of policyholder account balances on interest sensitive and index products.

Sources and Uses of Capital Resources

Parent company cash inflows from operations consist primarily of (i) dividends from subsidiaries, if declared and paid, (ii) fees that it charges the various subsidiaries and affiliates for management of their operations, (iii) expense reimbursements from subsidiaries and affiliates, (iv) proceeds from the exercise of employee stock options, (v) proceeds from borrowings, (vi) tax settlements between the parent company and its subsidiaries and (vii) investment income. Revenue sources for the parent company during the nine months ended September 30, 2010 included management fees from subsidiaries and affiliates of $4.8 million. Cash outflows are principally for salaries, taxes and other expenses related to providing these management services, dividends on outstanding stock and interest and principal repayments on our parent company debt.

The Life Companies' cash inflows consist primarily of premium income, deposits to policyholder account balances, income from investments, sales, maturities and calls of investments, repayments of investment principal and proceeds from call option settlements. The Life Companies' cash outflows are primarily related to withdrawals of policyholder account balances, investment purchases, payment of policy acquisition costs, policyholder benefits, income taxes, dividends and current operating expenses. Life insurance companies generally produce a positive cash flow which may be measured by the degree to which cash inflows are adequate to meet benefit obligations to policyholders and normal operating expenses as they are incurred. The remaining cash flow is generally used to increase the asset base to provide funds to meet the need for future policy benefit payments and for writing new business. The Life Companies' continuing operations and financing activities relating to interest sensitive and index products provided funds totaling $525.2 million for the nine months ended September 30, 2010 and used funds totaling $85.2 million for the 2009 period.

The ability of the Life Companies to pay dividends to FBL Financial Group, Inc. is limited by law to earned profits (statutory unassigned surplus) as of the date the dividend is paid, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the State of Iowa. During the remainder of 2010, the maximum amount legally available for distribution to FBL Financial Group, Inc., without further regulatory approval, is $63.7 million from Farm Bureau Life and $27.3 million from EquiTrust Life.

FBL Financial Group, Inc. expects to rely on available cash resources and dividends from Farm Bureau Life to make dividend payments to its stockholders and interest payments on its debt. The parent company had available cash and investments totaling $19.0 million at September 30, 2010. We anticipate that FBL Financial Group, Inc. will receive dividends totaling $5.0 million from Farm Bureau Life and $1.2 million from other non-life insurance subsidiaries during the remainder of 2010.

Interest payments on our debt totaled $18.6 million for the nine months ended September 30, 2010 and $19.5 million for the 2009 period. In the first quarter of 2009, we repaid the outstanding borrowings on our line of credit and terminated that agreement. Interest payments on our debt outstanding at September 30, 2010 are estimated to be $5.7 million for the remainder of 2010. We paid cash dividends on our common and preferred stock during the nine-month period totaling $5.8 million in 2010 and $7.6 million in 2009. It is anticipated that quarterly cash dividend requirements for the fourth quarter of 2010 will be $0.0075 per Series B redeemable preferred share and $0.0625 per common share. The level of common stock dividends will be analyzed quarterly and will be dependent upon our capital and liquidity positions. Assuming a dividend rate of $0.0625 per common share, the common and preferred dividends would total approximately $1.9 million during the remainder of 2010. The Company is licensed by the Iowa Farm Bureau Federation (IFBF), our majority shareholder, to use the "Farm Bureau" and "FB" designations and pays royalty fees to the IFBF as a result of this royalty agreement. The royalty agreement provides an option for the IFBF to terminate the agreement when FBL's quarterly common stock dividend is less than $0.10 per share. Assuming no further reduction in the quarterly dividend, the IFBF has agreed to temporarily forgo its right of termination

September 30, 2010

through March 31, 2011 and we anticipate they will continue to forgo such right thereafter.

We manage the amount of our capital to be consistent with statutory and rating agency requirements. As of September 30, 2010, we estimate that we have sufficient capital in the life insurance subsidiaries, combined with capital at the holding company, to meet our rating objectives. However, this capital may not be sufficient if significant future losses are incurred or market conditions provide limited access to additional capital. We are considering strategies to address the $100.0 million of affiliated debt that matures is November 2011, including paying it off with existing excess capital or refinancing with affiliates or third parties.

As of September 30, 2010, we had no material commitments for capital expenditures.

On a consolidated basis, we anticipate that funds to meet our short-term and long-term capital expenditures, cash dividends to stockholders and operating cash needs will come from existing capital and internally generated funds. We continuously monitor market conditions, as there can be no assurance that future experience regarding benefits and surrenders will be similar to historic experience since benefits and surrender levels are influenced by such factors as the interest rate environment, our financial strength ratings, the economy and other factors that impact policyholder behavior. Our investment portfolio at September 30, 2010, included $238.7 million of short-term investments, $55.2 million of cash and $1,244.0 million in carrying value of U.S. Government and U.S. Government agency backed securities that could be readily converted to cash at or near carrying value. In addition, Farm Bureau Life and EquiTrust Life are members of the FHLB, which provides a source for additional liquidity if needed. This membership allows the companies to utilize fixed or floating rate advances offered by the FHLB and secured by qualifying collateral. Our total capacity to utilize such advances is impacted by multiple factors including total market value of eligible collateral, level of statutory admitted assets and excess reserves and our willingness or capacity to hold activity-based FHLB common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks of Financial Instruments

There have been no material changes in the interest rate or other market risks of our financial instruments since December 31, 2009. However, there is an elevated risk attendant to a continued low interest rate environment. At December 31, 2009, the 10-year U.S. Treasury yield was 3.85% and the yield has decreased to 2.53% at September 30, 2010. The U.S. Treasury yield is dependent, in part, on the demand for U.S. Treasury bonds, which in the second quarter 2010 increased as economic growth and inflation slowed. In addition, eurozone fiscal health concerns heightened causing a move to the relative safety of U.S. Treasury bonds. While it is difficult to predict future yields, there have been suggestions that the Federal Reserve may purchase Treasury securities to support low interest rates and prolong the period of relatively low U.S. Treasury yields.

Investment yields have a significant impact on our profitability. A prolonged period of low interest rates may result in lower earnings as higher yielding fixed maturity securities and mortgages are sold, mature or are prepaid and replaced with lower yielding investments. In addition, mortgage-backed and mortgage borrower prepayment activity may increase as borrowers seek lower rates. Lower investment income may cause us to lower crediting rates on our spread based annuity and life insurance products, which in turn may reduce their attractiveness to potential customers. Failure to lower crediting rates as portfolio investment yields decline either by choice, to ensure our spread based insurance products are competitive within the market place, or for contractual reasons in the case of products earning guaranteed rates, will result in lower earnings.

The following table provides detail on the percentage differences between interest rates being credited to contract holders as of September 30, 2010, and the respective minimum guaranteed contract rate, broken out by contract holder account values:

September 30, 2010

Excess of Crediting Rates over Contract Minimums

	September 30, 2010
	Traditional Annuity Exclusive Distribution	Traditional Annuity Independent Distribution	Universal Life Insurance	Variable	Total	% of Account Value
	(Dollars in thousands)
Discretionary rate setting products with minimum guarantees
Greater than or equal to 1.0%	$581,860	$2,503,507	$236,036	$233	$3,321,636	62.0%
.90 to .99%	391	—	—	—	391	0.0%
.80 to .89%	15,715	2,725	—	—	18,440	0.3%
.70 to .79%	211,480	2,874	—	—	214,354	4.0%
.60 to .69%	660	2,691	10,394	—	13,745	0.3%
.50 to .59%	101,949	786	12,062	—	114,797	2.1%
.40 to .49%	123,740	1,090	—	—	124,830	2.3%
.30 to .39%	2,133	120	—	—	2,253	0.0%
.20 to .29%	375,734	298	29,627	—	405,659	7.6%
.10 to .19%	94,960	76	—	—	95,036	1.8%
.01 to .09%	30,635	—	—	10,142	40,777	0.8%
At guarantee rate	379,755	51,354	339,449	239,128	1,009,686	18.8%
Total	1,919,012	2,565,521	627,568	249,503	5,361,604	100.0%
Other contracts (1)	599,736	4,601,520	3,968	1,141	5,206,365
Total interest sensitive and index products	$2,518,748	$7,167,041	$631,536	$250,644	$10,567,969

(1) Other contracts are primarily comprised of index annuities where there is the ability to adjust crediting rates, participation rates, asset fees and/or caps, subject to minimum guarantees.

The following is a hypothetical illustration of the effect on 2011 operating earnings if the 10-year U.S. Treasury rate was at 2.50% throughout 2011 and credit spreads stay consistent with those as of September 30, 2010. This illustration is intended to demonstrate the possible effect of spread compression due to a prolonged low interest rate environment keeping all else equal. While this illustration incorporates allowable changes to crediting rates, it does not reflect the potential impact of other factors, including but not limited to: policyholder behavior, level of new business production, product features, hedging strategies and changes in equity markets. Accordingly, actual results could differ materially from those presented.

We estimate that this low interest rate scenario would decrease 2011 after-tax operating income by approximately $1.2 million, or $0.04 per common share. This earnings impact is largely concentrated in our Exclusive Annuity and Independent Annuity product segments. The primary drivers are lower projected investment earnings and spread compression due to contractual minimum guarantees as outlined above. We do not expect a material earnings impact in 2011 in the Traditional and Universal Life Insurance or Variable segments.

The estimated impact on 2011 operating earnings above does not reflect potential changes in annuity or life insurance persistency. A continued low interest rate environment is expected to have different effects on our various blocks of business. We expect the low interest rate scenario to have a nominal effect on the persistency of our life insurance and Traditional Annuity - Exclusive Distribution business. Overall, life insurance is generally not sensitive to market interest rates, and rates on competing annuity products are not expected to be more attractive in the low interest rate scenario modeled. Surrender rates on multi-year guaranteed annuities sold through our independent agents are expected to improve in a low interest rate environment due to rates on competing products being less attractive. However, surrender rates on index products sold through our independent agents are expected to increase in a low interest rate environment due to the impact of the market value adjustment (MVA) feature on these products as discussed in “Impact of Recent Business Environment” in "Management's Discussion and Analysis of Financial Condition and Results of Operations.” Historical surrenders paid on products sold by our EquiTrust Life independent distribution and the average U.S. Treasury rate in the respective periods were as follows:

September 30, 2010

Surrenders vs. Average 10-Year U.S Treasury Rate

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Q1 2010	Q2 2010	Q3 2010
	(Dollars in thousands)
Surrenders	$302,121	$352,995	$104,442	$61,171	$38,319	$45,057	$77,717
Average 10-year U.S. Treasury Rate	2.74%	3.32%	3.52%	3.46%	3.72%	3.49%	2.78%

There were a number of factors that contributed to the level of surrender activity we experienced within EquiTrust Life during the last seven quarters. While 10-year U.S. Treasury rates dipped to a low of 2.47% in the third quarter of 2010, we did not have the level of surrender activity experienced in early 2009 as market conditions have been more stable in 2010. In addition, there was a lag in processing surrenders requested late in 2008, when the 10-year U.S. Treasury reached a low of 2.08%.
We expect that additional surrenders on the index annuity business sold through our independent agents, as a result of the impact of the MVA, would further reduce earnings due to the loss of the related spread income in the current period, partially offset by additional surrender charge income and gains, if any, on the underlying options in the period of the surrender. For the low interest rate scenario discussed above, we estimate this impact would decrease after-tax operating income by approximately $1.6 million, or $0.05 per common share. This estimate does not incorporate any realized gains that would be recognized on the sale of investments to fund the excess surrenders. If the level of excess surrenders increased beyond those assumed in our amortization models, there would be an additional write-off of deferred acquisition costs due to the reduction in future profits, which would further reduce our earnings.

Beginning in 2010, we introduced changes to the MVA feature for new sales, which will limit the exposure of significant fluctuations in the MVA adjustment and resulting net surrender charge as a result of changes in market interest rates. See our 2009 Form 10-K, “Market Risks of Financial Instruments,” for additional information regarding our management of interest rate risk.

Expected Cash Flows from Investments

	September 30, 2010
	Amortized Cost September 30, 2010	Fourth Quarter 2010	2011	2012	2013	2014	2015
	(Dollars in thousands)
Fixed maturity securities	$10,850,431	$158,206	$446,287	$687,146	$736,673	$759,346	$803,385
Mortgage loans on real estate	1,269,829	33,222	74,467	112,274	92,283	86,306	90,044
Total	$12,120,260	$191,428	$520,754	$799,420	$828,956	$845,652	$893,429

The table above summarizes cash inflows expected during the next five years from the sale, maturity or prepayment of fixed maturity securities and mortgage loans that will be available for benefits or reinvestment. These cash flow estimates are based on our existing investment holdings and do not anticipate the effect of new acquisitions. The estimates include assumptions for anticipated paydowns on asset-backed and other securities, and accordingly, may not represent actual amounts that will be received during the periods presented.

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

Our internal control over financial reporting changes from time-to-time as we modify and enhance our systems and processes

September 30, 2010

to meet our dynamic needs. Changes are also made as we strive to be more efficient in how we conduct our business. Any significant changes in controls are evaluated prior to implementation to help ensure the continued effectiveness of our internal controls and internal control environment. While changes have taken place in our internal controls during the quarter ended September 30, 2010, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

10.4(a)	Forbearance letter agreement between FBL Financial Group, Inc. and Iowa Farm Bureau Federation.

10.33	Termination Agreement and Release of All Claims, by and between Bruce A. Trost and FBL Financial Group, Inc. signed July 23, 2010.*

31.1	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* exhibit relates to a compensatory plan for management or directors

September 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010

FBL FINANCIAL GROUP, INC.

By	/s/ James E. Hohmann
James E. Hohmann
Chief Executive Officer (Principal Executive Officer)

By	/s/ James P. Brannen
James P. Brannen
Chief Financial Officer (Principal Financial and Accounting Officer)